Form 10-Q
period 2015-09-30
NORTHERN TRUST CORP
filed 2015-10-28
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
231,220,304 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on September 30, 2015)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	28
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Changes in Stockholders’ Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
Item 4: Controls and Procedures	74

Part II – Other Information
Item 1: Legal Proceedings	74
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 6: Exhibits	74

Signatures	75

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
CONDENSED INCOME STATEMENTS (In Millions)	2015	2014	% Change (*)	2015	2014	% Change (*)
Noninterest Income	$886.6	$829.6	7%	$2,765.2	$2,459.5	12%
Net Interest Income	268.9	249.3	8	780.7	741.6	5
Provision for Credit Losses	(10.0)	—	N/M	(24.5)	3.0	N/M
Noninterest Expense	812.3	774.7	5	2,455.8	2,353.7	4
Income before Income Taxes	353.2	304.2	16	1,114.6	844.4	32
Provision for Income Taxes	118.6	99.7	19	380.1	276.6	37
Net Income	$234.6	$204.5	15%	$734.5	$567.8	29%

PER COMMON SHARE
Net Income — Basic	$0.97	$0.85	14%	$3.03	$2.36	28%
— Diluted	0.96	0.84	14	3.00	2.34	28
Cash Dividends Declared Per Common Share	0.36	0.33	9	1.05	0.97	8
Book Value — End of Period (EOP)	36.31	34.62	5	36.31	34.62	5
Market Price — EOP	68.16	68.03	—	68.16	68.03	—

SELECTED BALANCE SHEET DATA (In Millions)
	September 30, 2015	December 31, 2014	% Change (*)
End of Period:
Assets	$119,995.2	$109,946.5	9%
Earning Assets	110,565.5	100,889.8	10
Deposits	99,935.9	90,757.0	10
Stockholders’ Equity	8,784.5	8,448.9	4

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change (*)	2015	2014	% Change (*)
Average Balances:
Assets	$109,924.1	$105,244.7	4%	$109,718.3	$102,955.8	7%
Earning Assets	100,809.2	96,967.5	4	101,110.5	94,773.8	7
Deposits	91,027.0	85,717.2	6	89,979.2	83,721.6	7
Stockholders’ Equity	8,710.5	8,285.5	5	8,597.9	8,054.3	7

CLIENT ASSETS (In Billions)	September 30, 2015	December 31, 2014	% Change (*)
Assets Under Custody	$5,956.4	$5,968.8	—%
Assets Under Management	886.8	934.1	(5)

SELECTED RATIOS AND METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change (*)	2015	2014	% Change (*)
Financial Ratios:
Return on Average Common Equity	10.91%	10.09%	8%	11.68%	9.52%	23%
Return on Average Assets	0.85	0.77	10	0.90	0.74	22
Dividend Payout Ratio	37.5	39.3	(5)	35.0	41.5	(16)
Net Interest Margin (**)	1.08	1.05	3	1.06	1.08	(2)

	September 30, 2015		December 31, 2014
	Advanced Approach	Standardized Approach (a)	Advanced Approach	Standardized Approach (a)
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	12.4%	10.4%	12.4%	12.5%
Tier 1	13.0	11.0	13.2	13.3
Total	14.8	12.8	15.0	15.5
Tier 1 Leverage	7.8	7.8	n/a	7.8
Supplementary Leverage (b)	6.4	n/a	n/a	n/a

The Northern Trust Company
Common Equity Tier 1	12.0%	9.9%	12.0%	11.8%
Tier 1	12.0	9.9	12.0	11.8
Total	13.6	11.6	13.8	14.0
Tier 1 Leverage	7.0	7.0	n/a	6.9
Supplementary Leverage (b)	5.7	n/a	n/a	n/a

(*)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(**)
Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 25.

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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS
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
Overview
Net income per diluted common share was $0.96 in the current quarter, up from $0.84 in the third quarter of 2014. Net income was $234.6 million in the current quarter as compared to $204.5 million in the prior-year quarter. Annualized return on average common equity in the quarter was 10.9% as compared to 10.1% in the prior-year quarter. The annualized return on average assets was 0.8%, relatively unchanged from the prior-year quarter.
Revenue of $1.16 billion was up $76.6 million, or 7%, from $1.08 billion in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees, foreign exchange trading income and security commissions and trading income. Noninterest income increased $57.0 million, or 7%, to $886.6 million from $829.6 million in the prior-year quarter.
Net interest income increased 8% to $268.9 million in the current quarter as compared to $249.3 million in the prior-year quarter, due to growth in earning assets and a higher net interest margin.
The provision for credit losses was a credit of $10.0 million in the current quarter, reflecting improved credit quality. There was no provision for credit losses recorded in the prior-year quarter.
Noninterest expense totaled $812.3 million, up $37.6 million, or 5%, from $774.7 million in the prior-year quarter, attributable to higher outside services, compensation and equipment and software expenses.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Trust, Investment and Other Servicing Fees	$749.1	$718.2	$30.9	4%
Foreign Exchange Trading Income	62.9	46.4	16.5	36
Treasury Management Fees	16.1	16.4	(0.3)	(2)
Security Commissions and Trading Income	20.4	14.2	6.2	44
Other Operating Income	38.1	34.1	4.0	12
Investment Security Gains, net	—	0.3	(0.3)	(100)
Total Noninterest Income	$886.6	$829.6	$57.0	7%
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
The following table presents Northern Trust’s assets under custody by reporting segment.
Table 2: Assets Under Custody

Assets Under Custody	September 30, 2015	June 30, 2015	September 30, 2014	Change Q3-15/Q2-15	Change Q3-15/Q3-14
($ In Billions)
Corporate & Institutional	$5,460.6	$5,652.6	$5,403.1	(3)%	1%
Wealth Management	495.8	524.4	507.2	(5)	(2)
Total Assets Under Custody	$5,956.4	$6,177.0	$5,910.3	(4)%	1%
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 3: Allocations of Assets Under Custody

	September 30, 2015			June 30, 2015			September 30, 2014
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	43%	53%	44%	45%	55%	46%	44%	55%	45%
Fixed Income Securities	38	24	37	37	23	35	37	22	36
Cash and Other Assets	19	23	19	18	22	19	19	23	19
The $46.1 billion increase in consolidated assets under custody from $5.9 trillion at September 30, 2014, to $6.0 trillion as of September 30, 2015 primarily reflected increased net new business driven by institutional clients in global funds services.
The following table presents Northern Trust’s assets under management by reporting segment.
Table 4: Assets Under Management

Assets Under Management	September 30, 2015	June 30, 2015	September 30, 2014	Change Q3-15/Q2-15	Change Q3-15/Q3-14
($ In Billions)
Corporate & Institutional	$661.5	$713.6	$702.9	(7)%	(6)%
Wealth Management	225.3	232.0	220.4	(3)	2
Total Assets Under Management	$886.8	$945.6	$923.3	(6)%	(4)%
The following table presents consolidated assets under management by investment type.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Table 5: Assets Under Management by Investment Type

($ In Billions)	September 30, 2015	June 30, 2015	September 30, 2014
Equities	$437.8	$487.7	$477.1
Fixed Income Securities	150.1	167.7	154.2
Cash and Other Assets	176.9	169.9	170.9
Securities Lending Collateral	122.0	120.3	121.1
Total Assets Under Management	$886.8	$945.6	$923.3
The 4% decrease in consolidated assets under management from $923.3 billion at September 30, 2014, to $886.8 billion as of September 30, 2015 primarily reflected lower equity assets and fixed income securities, partially offset by increases in cash and securities lending collateral.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 6: Allocations of Assets Under Management

	September 30, 2015			June 30, 2015			September 30, 2014
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	51%	44%	49%	53%	47%	51%	53%	48%	52%
Fixed Income Securities	13	29	17	14	28	18	13	28	17
Securities Lending Collateral	18	—	14	17	—	13	17	—	13
Cash and Other Assets	18	27	20	16	25	18	17	24	18
Changes in assets under custody and under management are in comparison to the twelve-month decrease in the S&P 500® index of 2.6% and decline in the MSCI EAFE® index (USD) of 10.9%.
Foreign exchange trading income totaled $62.9 million in the current quarter, up $16.5 million, or 36%, compared to $46.4 million in the prior-year quarter. The increase was primarily due to higher currency volatility as compared to the prior-year quarter.
Security commissions and trading income totaled $20.4 million, up $6.2 million, or 44%, compared with $14.2 million in the prior-year quarter. The increase was primarily attributable to higher income from interest rate protection products sold to clients.

Other operating income totaled $38.1 million, up $4.0 million, or 12%, compared to $34.1 million in the prior-year quarter, reflecting increases in various other income categories. The components of other operating income are provided below.
Table 7: Other Operating Income

Other Operating Income	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Loan Service Fees	$14.8	$15.3	$(0.5)	(3)%
Banking Service Fees	11.9	12.3	(0.4)	(3)
Other Income	11.4	6.5	4.9	75
Total Other Operating Income	$38.1	$34.1	$4.0	12%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.

Table 8: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NORTHERN TRUST CORPORATION
	Third Quarter
	2015			2014
($ In Millions)	Interest	Average Balance	Rate (4)	Interest	Average Balance	Rate (4)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$1.3	$1,080.4	0.49%	$1.0	$923.1	0.44%
Interest-Bearing Due from and Deposits with Banks (1)	27.0	15,828.1	0.68	30.9	16,288.3	0.75
Federal Reserve Deposits	8.1	12,721.3	0.25	10.4	15,914.3	0.26
Securities
U.S. Government	14.1	5,034.6	1.11	7.9	3,031.9	1.03
Obligations of States and Political Subdivisions	1.8	103.3	6.80	2.5	148.5	6.74
Government Sponsored Agency	34.9	16,198.2	0.86	34.2	17,385.6	0.78
Other (2)	36.4	16,705.0	0.86	27.5	13,019.4	0.84
Total Securities	87.2	38,041.1	0.91	72.1	33,585.4	0.85
Loans and Leases (3)	188.2	33,138.3	2.25	186.3	30,256.4	2.44
Total Earning Assets	311.8	100,809.2	1.23	300.7	96,967.5	1.23
Allowance for Credit Losses Assigned to Loans and Leases	—	(256.0)	—	—	(273.4)	—
Cash and Due from Banks	—	2,683.5	—	—	2,783.0	—
Buildings and Equipment	—	435.6	—	—	445.6	—
Client Security Settlement Receivables	—	1,031.8	—	—	820.8	—
Goodwill	—	532.4	—	—	541.9	—
Other Assets	—	4,687.6	—	—	3,959.3	—
Total Assets	$—	$109,924.1	—%	$—	$105,244.7	—%
Average Source of Funds
Deposits
Savings and Money Market	$2.4	$15,168.4	0.06%	$2.5	$15,019.0	0.07%
Savings Certificates and Other Time	2.2	1,487.0	0.57	1.4	1,902.9	0.30
Non-U.S. Offices — Interest-Bearing	13.3	50,107.9	0.11	17.7	48,725.5	0.14
Total Interest-Bearing Deposits	17.9	66,763.3	0.11	21.6	65,647.4	0.13
Short-Term Borrowings	1.1	3,878.5	0.11	1.5	4,860.3	0.12
Senior Notes	11.7	1,497.2	3.10	11.6	1,496.8	3.10
Long-Term Debt	5.5	1,374.3	1.60	9.2	1,636.5	2.23
Floating Rate Capital Debt	0.6	277.3	0.86	0.6	277.2	0.81
Total Interest-Related Funds	36.8	73,790.6	0.20	44.5	73,918.2	0.24
Interest Rate Spread	—	—	1.03	—	—	0.99
Demand and Other Noninterest-Bearing Deposits	—	24,263.7	—	—	20,069.8	—
Other Liabilities	—	3,159.3	—	—	2,971.2	—
Stockholders’ Equity	—	8,710.5	—	—	8,285.5	—
Total Liabilities and Stockholders’ Equity	$—	$109,924.1	—%	$—	$105,244.7	—%
Net Interest Income/Margin (FTE Adjusted)	$275.0	$—	1.08%	$256.2	$—	1.05%
Net Interest Income/Margin (Unadjusted)	$268.9	$—	1.06%	$249.3	$—	1.02%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended September 30, 2015/2014
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$11.1	$—	$11.1
Interest-Related Funds	(0.1)	(7.6)	(7.7)
Net Interest Income (FTE)	$11.2	$7.6	$18.8

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of September 30, 2015 and 2014.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.6% and 37.8% for the three months ended September 30, 2015 and 2014, respectively. Total taxable equivalent interest adjustments amounted to $6.1 million and $6.9 million for the three months ended September 30, 2015 and 2014, respectively.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $275.0 million, up $18.8 million, or 7%, compared to $256.2 million in the prior-year quarter. The increase was primarily the result of growth in earning assets and a higher net interest margin. Earning assets for the current quarter averaged $100.8 billion, up $3.8 billion, or 4%, from $97.0 billion in the prior-year quarter, primarily resulting from higher levels of securities and loans. Earning asset growth was funded by a higher level of demand deposits and other noninterest-bearing deposits.
The net interest margin on an FTE basis, increased to 1.08% in the current quarter from 1.05% in the prior-year quarter, primarily reflecting a lower cost of interest-related funds, partially offset by lower yields on certain categories of earning assets.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis (a non-GAAP financial measure) is provided on page 25.
Federal Reserve deposits averaged $12.7 billion, down $3.2 billion, or 20%, from $15.9 billion in the prior-year quarter. Average securities were $38.0 billion, up $4.5 billion, or 13%, from $33.6 billion in the prior-year quarter and include certain community development investments and Federal Home Loan Bank and Federal Reserve stock of $183.5 million, $125.8 million and $53.1 million, respectively, which are recorded in other assets in the consolidated balance sheet.
Loans and leases averaged $33.1 billion, up $2.9 billion, or 10%, from $30.3 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional loans and commercial real estate loans. Private client loans averaged $8.4 billion, up $1.9 billion, or 29%, from $6.5 billion for the prior-year quarter. Commercial and institutional loans averaged $9.2 billion, up $1.2 billion, or 15%, from $8.0 billion for the prior-year quarter. Commercial real estate loans averaged $3.7 billion, up $648.0 million, or 21%, from $3.1 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $66.8 billion, compared to $65.6 billion in the prior-year quarter, an increase of $1.1 billion, or 2%. Other interest-bearing funds averaged $7.0 billion, a decrease of $1.2 billion, from $8.3 billion in the prior-year quarter, attributable to decreased short-term borrowings and long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $4.0 billion, or 17%, to $27.0 billion from $23.0 billion in the prior-year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Provision for Credit Losses
The provision for credit losses was a credit of $10.0 million in the current quarter, reflecting improved credit quality. There was no provision for credit losses recorded in the prior-year quarter. Net charge-offs in the current quarter were $9.4 million, resulting from charge-offs of $11.9 million and recoveries of $2.5 million. The prior-year quarter included $5.2 million of net charge-offs, resulting from $8.6 million of charge-offs and $3.4 million of recoveries. Nonperforming assets of $207.5 million decreased 10% from the prior-year quarter. Residential real estate loans and commercial real estate loans accounted for 77% and 13%, respectively, of total nonperforming loans and leases at September 30, 2015. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 21.
Noninterest Expense
The components of noninterest expense are provided below.
Table 9: Noninterest Expense

Noninterest Expense	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Compensation	$361.6	$348.0	$13.6	4%
Employee Benefits	69.8	70.6	(0.8)	(1)
Outside Services	158.3	142.4	15.9	11
Equipment and Software	113.6	100.5	13.1	13
Occupancy	43.7	43.8	(0.1)	—
Other Operating Expense	65.3	69.4	(4.1)	(6)
Total Noninterest Expense	$812.3	$774.7	$37.6	5%

Compensation expense, the largest component of noninterest expense, totaled $361.6 million in the current quarter, up $13.6 million, or 4%, from $348.0 million in the prior-year quarter. The increase primarily reflects higher staff levels, base pay adjustments and performance-based compensation, partially offset by the favorable impact of movements in foreign exchange rates. Staff on a full-time equivalent basis at September 30, 2015, totaled approximately 16,000, up 5% from September 30, 2014.
Employee benefit expense totaled $69.8 million in the current quarter, down slightly, from $70.6 million in the prior-year quarter, reflecting lower expense associated with employee medical benefits offset by higher pension expense.
Expense associated with outside services totaled $158.3 million in the current quarter, up $15.9 million, or 11%, from $142.4 million in the prior-year quarter, primarily reflecting higher consulting expense due to regulatory-related spend and increased technical services expense, partially offset by lower third-party advisory and sub-custodian expenses.
Equipment and software expense totaled $113.6 million in the current quarter, up $13.1 million, or 13%, from $100.5 million in the prior-year quarter, reflecting higher software-related costs.
Occupancy expense totaled $43.7 million, relatively unchanged from $43.8 million in the prior-year quarter.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense totaled $65.3 million in the current quarter, down 6% from $69.4 million in the prior-year quarter, reflecting decreases in various categories. The components of other operating expense are provided below.
Table 10: Other Operating Expense

Other Operating Expense	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Business Promotion	$20.4	$19.1	$1.3	7%
Staff Related	8.9	10.8	(1.9)	(18)
FDIC Insurance Premiums	6.6	5.8	0.8	14
Other Intangibles Amortization	2.1	4.8	(2.7)	(56)
Other Expenses	27.3	28.9	(1.6)	(6)
Total Other Operating Expense	$65.3	$69.4	$(4.1)	(6)%
Provision for Income Taxes
Income tax expense was $118.6 million in the current quarter, representing an effective tax rate of 33.6%, compared to $99.7 million in the prior-year quarter, representing an effective tax rate of 32.8%.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2015, and 2014. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 11: Results of Reporting Segments

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$429.7	$399.9	$319.4	$318.3	$—	$—	$749.1	$718.2
Foreign Exchange Trading Income	60.0	44.4	2.9	2.0	—	—	62.9	46.4
Other Noninterest Income	45.9	42.8	28.3	20.9	0.4	1.3	74.6	65.0
Net Interest Income (FTE)*	108.6	78.4	142.5	131.2	23.9	46.6	275.0	256.2
Revenue*	644.2	565.5	493.1	472.4	24.3	47.9	1,161.6	1,085.8
Provision for Credit Losses	(2.8)	0.9	(7.2)	(0.9)	—	—	(10.0)	—
Noninterest Expense	464.6	429.6	316.3	312.1	31.4	33.0	812.3	774.7
Income before Income Taxes*	182.4	135.0	184.0	161.2	(7.1)	14.9	359.3	311.1
Provision for Income Taxes*	58.3	42.4	69.0	60.7	(2.6)	3.5	124.7	106.6
Net Income	$124.1	$92.6	$115.0	$100.5	$(4.5)	$11.4	$234.6	$204.5
Percentage of Consolidated Net Income	53%	45%	49%	49%	(2)%	6%	100%	100%
Average Assets	$41,305.7	$59,907.1	$25,274.6	$26,061.8	$43,343.8	$19,275.8	$109,924.1	$105,244.7
*    Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.1 million for 2015 and $6.9 million for 2014.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,269.0	$1,174.5	$964.4	$930.1	$—	$—	$2,233.4	$2,104.6
Foreign Exchange Trading Income	199.3	143.2	10.0	6.2	—	—	209.3	149.4
Other Noninterest Income	131.0	134.3	83.9	66.7	107.6	4.5	322.5	205.5
Net Interest Income (FTE)*	297.3	228.8	421.8	398.8	80.3	136.4	799.4	764.0
Revenue*	1,896.6	1,680.8	1,480.1	1,401.8	187.9	140.9	3,564.6	3,223.5
Provision for Credit Losses	(3.0)	4.5	(21.5)	(1.5)	—	—	(24.5)	3.0
Noninterest Expense	1,387.7	1,299.5	960.9	960.3	107.2	93.9	2,455.8	2,353.7
Income before Income Taxes*	511.9	376.8	540.7	443.0	80.7	47.0	1,133.3	866.8
Provision for Income Taxes*	160.9	113.3	203.2	166.9	34.7	18.8	398.8	299.0
Net Income	$351.0	$263.5	$337.5	$276.1	$46.0	$28.2	$734.5	$567.8
Percentage of Consolidated Net Income	48%	46%	46%	49%	6%	5%	100%	100%
Average Assets	$41,461.6	$59,061.3	$24,806.8	$23,613.4	$43,449.9	$20,281.1	$109,718.3	$102,955.8
*    Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $18.7 million for 2015 and $22.4 million for 2014.

Corporate & Institutional Services
C&IS net income totaled $124.1 million in the current quarter compared to $92.6 million in the prior-year quarter, an increase of $31.5 million, or 34%. Noninterest income was $535.6 million in the current quarter, up $48.5 million, or 10%, from $487.1 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and foreign exchange trading income. The following table provides a summary of C&IS trust, investment and other servicing fees.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

Table 12: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Custody and Fund Administration	$293.9	$275.0	$18.9	7%
Investment Management	82.6	75.4	7.2	10
Securities Lending	19.8	22.0	(2.2)	(10)
Other	33.4	27.5	5.9	21
Total C&IS Trust, Investment and Other Servicing Fees	$429.7	$399.9	$29.8	7%
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
Custody and fund administration fees increased 7%, driven by new business and higher equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. Investment management fees increased 10% due to new business and lower money market mutual fund fee waivers. Money market mutual fund fee waivers in C&IS totaled $12.2 million in the current quarter compared to $16.7 million in the prior-year quarter. Securities lending decreased 10% due to changes in fee arrangements.
Foreign exchange trading income totaled $60.0 million in the current quarter, an increase of $15.6 million, or 35%, from $44.4 million in the prior-year quarter. The increase was primarily attributable to higher currency volatility as compared to the prior-year quarter.
Other noninterest income in C&IS totaled $45.9 million in the current quarter, up 7%, from $42.8 million in the prior-year quarter, primarily due to higher security commissions and trading income and increases within various other miscellaneous income categories.
Net interest income stated on an FTE basis was $108.6 million in the current quarter, up $30.2 million, or 39% from $78.4 million in the prior-year quarter. The increase in net interest income was attributable to an increase in the net interest margin, partially offset by lower levels of average earning assets. The changes to both the net interest margin and average earning assets versus prior-year period were primarily due to a change in presentation, as certain assets were transferred to the Treasury and Other segment in the first quarter of 2015 and the related internal funds pricing method was updated. As a result, the net interest margin increased to 1.27% from 0.58% in the prior-year quarter while average earning assets totaled $34.0 billion, a decrease of $19.3 billion, or 36%, from $53.3 billion in the prior-year quarter. The earning assets that remain in C&IS consist primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $45.7 billion in the current quarter, an increase of 3%, from $44.6 billion in the prior-year quarter.
The provision for credit losses was a credit of $2.8 million in the current quarter, reflecting continued improvement in credit quality. The prior-year quarter included a provision of $0.9 million.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $464.6 million in the current quarter, up $35.0 million, or 8%, from $429.6 million in the prior-year quarter. The increase was primarily attributable to higher indirect expense allocations and outside services expense in the current quarter.
Wealth Management
Wealth Management net income was $115.0 million in the current quarter, up $14.5 million, or 14%, from $100.5 million in the prior-year quarter. Noninterest income was $350.6 million, up $9.4 million, or 3%, from $341.2 million in the prior-year quarter, primarily reflecting higher security commissions and trading income and increases within various miscellaneous categories of

REPORTING SEGMENTS (continued)
Wealth Management

other operating income. Trust, investment and other servicing fees in Wealth Management totaled $319.4 million in the current quarter, up slightly from $318.3 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 13: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended September 30,
($ In Millions)	2015	2014	Change
Central	$126.8	$129.5	$(2.7)	(2)%
East	82.1	83.2	(1.1)	(1)
West	66.8	67.5	(0.7)	(1)
Global Family Office	43.7	38.1	5.6	15
Total Wealth Management Trust, Investment and Other Servicing Fees	$319.4	$318.3	$1.1	—%
Wealth Management fee income is calculated primarily based on market values. Global Family Office fees increased 15%, primarily attributable to new business, while fees across the regions decreased 1% to 2%. Money market mutual fund fee waivers in Wealth Management totaled $15.3 million in the current quarter compared to $16.9 million in the prior-year quarter.
Other noninterest income totaled $28.3 million in the current quarter, up $7.4 million, or 35%, from $20.9 million in the prior-year quarter, primarily reflecting higher security commissions and trading income and increases within various miscellaneous categories of other operating income.
Net interest income stated on an FTE basis was $142.5 million in the current quarter, up $11.3 million, or 9%, from $131.2 million in the prior-year quarter, primarily reflecting higher levels of average earning assets. The net interest margin totaled 2.26% in both the current and prior-year quarters. Earning assets averaged $25.0 billion, up $2.0 billion, or 9%, from $23.0 billion in the prior-year quarter. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.
The provision for credit losses was a credit of $7.2 million in the current quarter, reflecting improvement in the credit quality of commercial real estate and private client loans, and a decrease in the level of residential real estate loans, partially offset by an increase in the level of private client and commercial real estate loans. The provision for credit losses was a credit of $0.9 million in the prior-year quarter.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $316.3 million in the current quarter, compared to $312.1 million in the prior-year quarter, an increase of 1%. The increase was primarily attributable to higher indirect expense allocations, partially offset by lower expense for outside services and compensation in the current quarter.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management. Treasury and Other noninterest income totaled $0.4 million in the current quarter, compared to $1.3 million in the prior-year quarter.
Net interest income decreased $22.7 million, or 49%, to $23.9 million in the current quarter, compared to $46.6 million in the prior-year quarter. The decrease reflects a decline in the net interest margin, partially offset by higher levels of earning assets. The changes to both the net interest margin and average earning assets versus prior year are primarily due to a change in presentation, as certain assets were transferred to Treasury and Other from C&IS and the related internal funds pricing method was updated in the prior quarter. Average earning assets increased $21.1 billion to $41.7 billion from the prior-year quarter’s $20.6 billion.
Noninterest expense totaled $31.4 million in the current quarter, down 5%, from $33.0 million in the prior-year quarter, primarily reflecting higher indirect expense allocations to C&IS and Wealth Management, partially offset by higher general overhead costs, including equipment and software expense, compensation and outside services as compared to the prior-year quarter.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Overview
Net income per diluted common share was $3.00 for the nine months ended September 30, 2015 and $2.34 in the comparable prior-year period. Net income totaled $734.5 million, up $166.7 million, or 29%, as compared to $567.8 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 11.7%, compared to 9.5% in the prior-year period. The annualized return on average assets was 0.9%, compared to 0.7% in the prior-year period.
The current period includes a net pre-tax gain on the sale of 1.0 million Visa Inc. Class B common shares totaling $99.9 million; voluntary cash contributions to certain constant dollar NAV funds of $45.8 million; and the impairment of the residual value of certain aircraft under leveraged lease agreements of $17.8 million. Excluding these items, net income per diluted common share, net income, and return on average common equity were $2.91, $712.1 million and 11.3%, respectively.
The prior-year period included pre-tax charges of $32.8 million for severance and related costs and for the realignment of the Corporation’s real estate portfolio and $9.5 million of software write-offs. Excluding these items, net income per diluted common share, net income, and return on average common equity were $2.45, $595.6 million, and 10.0% respectively.
Revenue for the nine months ended September 30, 2015 totaled $3.55 billion, up $344.8 million, or 11%, as compared to $3.20 billion in the prior-year period. Noninterest income was $2.77 billion, up $305.7 million, or 12%, from $2.46 billion in the prior-year period. Trust, investment and other servicing fees increased $128.8 million, or 6%, to $2.23 billion from $2.10 billion in the prior-year period.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 14: Nine Months Ended September 30 Noninterest Income

Noninterest Income	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Trust, Investment and Other Servicing Fees	$2,233.4	$2,104.6	$128.8	6%
Foreign Exchange Trading Income	209.3	149.4	59.9	40
Treasury Management Fees	48.5	49.8	(1.3)	(3)
Security Commissions and Trading Income	60.2	46.7	13.5	29
Other Operating Income	214.1	112.3	101.8	91
Investment Security Losses, net	(0.3)	(3.3)	3.0	(91)
Total Noninterest Income	$2,765.2	$2,459.5	$305.7	12%
As illustrated in the following table, trust, investment and other servicing fees from C&IS increased $94.5 million, or 8%, totaling $1.27 billion, compared to $1.17 billion a year ago.
Table 15: Nine Months Ended September 30 C&IS Trust, Investment and Other Servicing Fees

C&IS Trust, Investment and Other Servicing Fees	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Custody and Fund Administration	$864.6	$788.3	$76.3	10%
Investment Management	239.6	228.1	11.5	5
Securities Lending	68.2	74.7	(6.5)	(9)
Other	96.6	83.4	13.2	16
Total	$1,269.0	$1,174.5	$94.5	8%
Custody and fund administration fees, the largest component of C&IS fees, increased 10%, primarily driven by new business and higher equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. C&IS investment management fees increased 5%, primarily reflecting new business, lower money market mutual fund fee waivers and higher equity markets. Money market mutual fund fee waivers in C&IS totaled $41.0 million, compared to waived fees of $46.4 million in the prior-year period. Securities lending revenue decreased 9%, reflecting changes in fee arrangements and lower spreads, partially offset by higher loan volumes in the current period. Other fees in C&IS increased 16%, primarily reflecting increased sub-advisory fees and new business in investment risk and analytical services.
As illustrated in the following table, trust, investment and other servicing fees from Wealth Management increased $34.3 million, or 4%, totaling $964.4 million, compared to $930.1 million a year ago.
Table 16: Nine Months Ended September 30 Wealth Management Trust, Investment and Other Servicing Fees

	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Wealth Management Trust, Investment and Other Servicing Fees
Central	$385.8	$379.8	$6.0	2%
East	250.4	242.9	7.5	3
West	202.1	194.9	7.2	4
Global Family Office	126.1	112.5	13.6	12
Total	$964.4	$930.1	$34.3	4%
The increase is primarily due to higher equity markets and new business. Money market mutual fund fee waivers in Wealth Management totaled $47.6 million, compared with $50.4 million in the prior-year period.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Foreign exchange trading income increased $59.9 million, or 40%, and totaled $209.3 million compared with $149.4 million in the prior-year period. The increase was attributable to higher currency volatility and client volumes compared to the prior-year period.
Other operating income totaled $214.1 million, up $101.8 million, compared to $112.3 million in the prior-year period. The components of other operating income are provided below.
Table 17: Nine Months Ended September 30 Other Operating Income

Other Operating Income	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Loan Service Fees	$44.3	$47.0	$(2.7)	(6)%
Banking Service Fees	35.6	37.2	(1.6)	(4)
Other Income	134.2	28.1	106.1	N/M
Total Other Operating Income	$214.1	$112.3	$101.8	91%
The current-year period other income includes a $99.9 million net gain on the sale of 1.0 million Visa Inc. Class B common shares held by the Corporation. Excluding the gain, other operating income totaled $114.2 million, relatively unchanged from the prior-year period, reflecting increases in various other income categories offset by lower loan service and banking service fees.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.

Table 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NORTHERN TRUST CORPORATION
	Nine Months Ended September 30,
	2015			2014
($ In Millions)	Interest	Average Balance	Rate (4)	Interest	Average Balance	Rate (4)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$3.7	$1,052.2	0.47%	$2.3	$670.6	0.47%
Interest-Bearing Due from and Deposits with Banks (1)	82.3	16,006.0	0.69	96.6	16,879.0	0.77
Federal Reserve Deposits	26.8	14,065.9	0.25	26.9	13,967.6	0.26
Securities
U.S. Government	40.2	4,802.9	1.12	21.0	2,574.0	1.09
Obligations of States and Political Subdivisions	5.7	112.3	6.77	8.8	176.4	6.68
Government Sponsored Agency	106.6	16,509.5	0.86	108.3	17,858.3	0.81
Other (2)	100.6	15,838.1	0.85	83.5	12,815.0	0.87
Total Securities	253.1	37,262.8	0.91	221.6	33,423.7	0.89
Loans and Leases (3)	546.1	32,723.6	2.23	558.0	29,832.9	2.50
Total Earning Assets	912.0	101,110.5	1.21	905.4	94,773.8	1.28
Allowance for Credit Losses Assigned to Loans and Leases	—	(260.6)	—	—	(276.0)	—
Cash and Due from Banks	—	2,137.3	—	—	2,814.6	—
Buildings and Equipment	—	443.0	—	—	451.3	—
Client Security Settlement Receivables	—	979.1	—	—	835.1	—
Goodwill	—	531.1	—	—	541.9	—
Other Assets	—	4,777.9	—	—	3,815.1	—
Total Assets	$—	$109,718.3	—%	$—	$102,955.8	—%
Average Source of Funds
Deposits
Savings and Money Market	$7.3	$15,410.9	0.06%	$7.3	$14,854.9	0.07%
Savings Certificates and Other Time	5.5	1,668.5	0.44	4.8	1,908.5	0.34
Non-U.S. Offices — Interest-Bearing	40.2	48,943.0	0.11	52.0	48,101.2	0.14
Total Interest-Bearing Deposits	53.0	66,022.4	0.11	64.1	64,864.6	0.13
Short-Term Borrowings	3.9	4,485.5	0.12	3.8	4,544.5	0.11
Senior Notes	35.2	1,497.1	3.14	42.8	1,716.5	3.34
Long-Term Debt	18.8	1,441.4	1.75	29.0	1,668.9	2.32
Floating Rate Capital Debt	1.7	277.3	0.84	1.7	277.2	0.81
Total Interest-Related Funds	112.6	73,723.7	0.20	141.4	73,071.7	0.26
Interest Rate Spread	—	—	1.01	—	—	1.02
Demand and Other Noninterest-Bearing Deposits	—	23,956.8	—	—	18,857.0	—
Other Liabilities	—	3,439.9	—	—	2,972.8	—
Stockholders’ Equity	—	8,597.9	—	—	8,054.3	—
Total Liabilities and Stockholders’ Equity	$—	$109,718.3	—%	$—	$102,955.8	—%
Net Interest Income/Margin (FTE Adjusted)	$799.4	$—	1.06%	$764.0	$—	1.08%
Net Interest Income/Margin (Unadjusted)	$780.7	$—	1.03%	$741.6	$—	1.05%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Nine Months ended September 30, 2015/2014
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$58.2	$(51.6)	$6.6
Interest-Related Funds	1.4	(30.2)	(28.8)
Net Interest Income (FTE)	$56.8	$(21.4)	$35.4

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of September 30, 2015 and 2014.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.6% and 37.8% for the nine months ended September 30, 2015 and 2014, respectively. Total taxable equivalent interest adjustments amounted to $18.7 million and $22.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Net interest income, stated on an FTE basis, totaled $799.4 million, an increase of $35.4 million, or 5%, from $764.0 million reported in the prior-year period. The increase is the result of growth in earning assets, offset by a $17.8 million impairment of the residual value of certain aircraft under leveraged lease agreements. Average earning assets were $101.1 billion, up $6.3 billion, or 7%, from $94.8 billion in the prior-year period, primarily attributable to higher levels of securities and loans. The net interest margin, on an FTE basis, declined to 1.06% from 1.08% in the prior-year period. Excluding the impairment, the net interest margin was unchanged from the prior-year period.
Provision for Credit Losses
The provision for credit losses was a credit of $24.5 million in the current-year period, compared to a provision of $3.0 million recorded in the prior-year period. Net charge-offs in the current-year period totaled $16.6 million resulting from $25.5 million of charge-offs and $8.9 million of recoveries, compared to net charge-offs of $12.6 million in the prior-year period resulting from $27.9 million of charge-offs and $15.3 million of recoveries. The current period provision reflects improved credit quality. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 77% and 67% of total nonperforming loans and leases at September 30, 2015 and 2014, respectively. Loan balances within the private client, commercial and institutional and commercial real estate loan portfolios increased in the current period, while the residential real estate loan balance decreased. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 21.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense

Noninterest expense totaled $2.46 billion for the current period, up $102.1 million, or 4%, compared to $2.35 billion in the prior-year period. The components of noninterest expense are provided below.
Table 19: Nine Months Ended September 30 Noninterest Expense

Noninterest Expense	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Compensation	$1,077.8	$1,062.2	$15.6	1%
Employee Benefits	215.9	206.0	9.9	5
Outside Services	440.6	431.4	9.2	2
Equipment and Software	338.3	317.9	20.4	6
Occupancy	129.7	135.2	(5.5)	(4)
Other Operating Expense	253.5	201.0	52.5	26
Total Noninterest Expense	$2,455.8	$2,353.7	$102.1	4%
Compensation expense, the largest component of noninterest expense increased to $1.08 billion from the prior-year period’s $1.06 billion. The prior-year period included severance-related charges of $25.5 million. Excluding the severance-related charges, compensation expense increased $41.1 million, or 4%, primarily reflecting higher performance-based compensation, staff levels and base pay adjustments, partially offset by favorable impact of movements in foreign exchange rates.
Employee benefit expense increased $9.9 million, or 5% to $215.9 million from $206.0 million in the prior-year period. The prior-year period included $1.9 million of severance-related charges. Excluding these charges, employee benefit expense increased $11.8 million, or 6%, primarily attributable to higher pension expense.
Outside services expense equaled $440.6 million, up $9.2 million, or 2%, from $431.4 million in the prior-year period. In the prior-year period, outside services expense included $1.1 million of severance-related charges. Excluding these charges, outside services expense increased $10.3 million, or 2%, primarily reflecting higher technical services and consulting expense, partially offset by lower third-party advisor fees, sub-custodian and legal expense.
Equipment and software expense totaled $338.3 million, up $20.4 million, or 6% from $317.9 million in the prior-year period. The prior-year period included $9.5 million of write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $29.9 million, or 10%, reflecting higher software amortization.
Occupancy expense equaled $129.7 million, down $5.5 million, or 4%, from $135.2 million in the prior-year period. The prior-year period included charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense was relatively unchanged from the prior-year period.
The components of other operating expense are provided below.
Table 20: Nine Months Ended September 30 Other Operating Expense

Other Operating Expense	Nine Months Ended September 30,
($ In Millions)	2015	2014	Change
Business Promotion	$69.5	$66.6	$2.9	4%
Staff Related	28.0	30.3	(2.3)	(8)
FDIC Insurance Premiums	18.2	16.4	1.8	11
Other Intangibles Amortization	8.8	14.7	(5.9)	(40)
Other Expenses	129.0	73.0	56.0	77
Total Other Operating Expense	$253.5	$201.0	$52.5	26%
Other operating expense totaled $253.5 million, up $52.5 million, or 26%, from $201.0 million in the prior-year period. The current-year period other expenses includes a charge related to voluntary cash contributions to certain constant dollar NAV funds totaling

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

$45.8 million. Excluding the current-period charge, other operating expense increased $6.7 million, or 3%, reflecting higher charitable contributions and charges associated with account servicing activities.
Provision for Income Taxes
Income tax expense was $380.1 million for the nine months ended September 30, 2015, representing an effective tax rate of 34.1%. The provision for income taxes was $276.6 million for the nine months ended September 30, 2014, representing an effective tax rate of 32.8%.
CONSOLIDATED BALANCE SHEETS
Total assets were $120.0 billion and $109.9 billion at September 30, 2015, and December 31, 2014, respectively, and averaged $109.9 billion in the current quarter compared with $105.2 billion in the quarter ended September 30, 2014. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by deposit and withdrawal activity involving large client balances. Loans and leases totaled $33.4 billion and $31.6 billion at September 30, 2015, and December 31, 2014, respectively, and averaged $33.1 billion in the current quarter, up 10% from $30.3 billion in the quarter ended September 30, 2014. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $37.4 billion and $34.2 billion at September 30, 2015, and December 31, 2014, respectively, and averaged $38.0 billion for the current quarter, up 13% from $33.6 billion in the quarter ended September 30, 2014. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve deposits totaled $39.8 billion and $35.1 billion at September 30, 2015, and December 31, 2014, respectively, and averaged $29.6 billion in the current quarter, down 11% from the quarter ended September 30, 2014 balances, primarily reflecting decreased Federal Reserve deposits. Interest-bearing client deposits at September 30, 2015, and December 31, 2014, totaled $70.4 billion and $65.2 billion, respectively, and averaged $66.8 billion in the current quarter, up 2% compared to $65.6 billion in the quarter ended September 30, 2014. Noninterest-bearing client deposits at September 30, 2015, and December 31, 2014, totaled $29.5 billion and $25.5 billion, respectively, and averaged $24.3 billion in the current quarter, up 21% from $20.1 billion in the quarter ended September 30, 2014.
Total stockholders’ equity at September 30, 2015, was $8.8 billion compared to $8.4 billion at December 31, 2014, and averaged $8.7 billion for the current quarter, up 5% from $8.3 billion for the quarter ended September 30, 2014. The increase in average stockholders’ equity compared to the prior-year quarter was primarily attributable to earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
During the three and nine months ended September 30, 2015, the Corporation declared cash dividends totaling $85.0 million and $248.7 million to common stockholders, and cash dividends totaling $5.8 million and $17.5 million to preferred stockholders, respectively. During the three and nine ended September 30, 2015, the Corporation repurchased 1,914,950 shares of common stock at a cost of $140.5 million ($73.37 average price per share) and 4,766,083 shares at a cost of $344.4 million ($72.27 average price per share), respectively.
CAPITAL RATIOS
The capital ratios of the Corporation and the Bank remained strong at September 30, 2015, with all ratios applicable to classification as “well capitalized” under U.S. regulatory requirements having exceeded all “well capitalized” ratio guidelines.

CAPITAL RATIOS (continued)

The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 21: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	September 30, 2015		June 30, 2015		September 30, 2014
	Advanced Approach	Standardized Approach (a)	Advanced Approach	Standardized Approach (a)	Advanced Approach	Standardized Approach (a)
Common Equity Tier 1	12.4%	10.4%	12.0%	10.7%	12.7%	12.8%
Tier 1	13.0%	11.0%	12.6%	11.2%	13.4%	13.6%
Total	14.8%	12.8%	14.4%	13.2%	15.3%	16.0%
Tier 1 Leverage	7.8%	7.8%	7.6%	7.6%	n/a	7.9%
Supplementary Leverage (b)	6.4%	n/a	6.3%	n/a	n/a	n/a

Capital Ratios — The Northern Trust Company	September 30, 2015		June 30, 2015		September 30, 2014
	Advanced Approach	Standardized Approach (a)	Advanced Approach	Standardized Approach (a)	Advanced Approach	Standardized Approach (a)
Common Equity Tier 1	12.0%	9.9%	11.6%	10.1%	11.7%	11.6%
Tier 1	12.0%	9.9%	11.6%	10.1%	11.7%	11.6%
Total	13.6%	11.6%	13.2%	11.9%	13.7%	14.0%
Tier 1 Leverage	7.0%	7.0%	6.8%	6.8%	n/a	6.8%
Supplementary Leverage (b)	5.7%	n/a	5.6%	n/a	n/a	n/a

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

STATEMENTS OF CASH FLOWS
Net cash provided by operating activities of $483.8 million for the nine months ended September 30, 2015, was primarily attributable to period earnings and the impact of non-cash charges such as amortization of computer software, partially offset by other operating activities and increased net collateral deposited with counterparties. For the nine months ended September 30, 2014, net cash provided by operating activities totaled $1.3 billion, primarily attributable to period earnings, and the impact of non-cash charges such as amortization of computer software, other operating activities and a reduction of net collateral deposited with derivative counterparties.
Net cash used in investing activities of $10.5 billion for the nine months ended September 30, 2015, primarily reflects higher levels of Federal Reserve deposits, net purchases of securities available for sale and held to maturity and increased loans and leases, partially offset by decreased levels of interest-bearing deposits with banks. For the nine months ended September 30, 2014, net cash used in investing activities was $9.1 billion, primarily reflecting increased levels of Federal Reserve deposits, net purchases of securities held to maturity, and increased levels of loans and leases, partially offset by decreased levels of interest-bearing deposits with banks.
Net cash provided by financing activities of $11.6 billion for the nine months ended September 30, 2015, primarily reflects higher levels of total deposits and increased short-term other borrowings, partially offset by lower federal funds purchased and securities sold under agreements to repurchase and the repurchase of common stock pursuant to the Corporation’s share repurchase program. The increase in total deposits is attributable to higher levels of interest-bearing and noninterest-bearing non-U.S. office client and demand and other noninterest-bearing client deposits. For the nine months ended September 30, 2014, net cash provided by financing activities totaled $7.5 billion, primarily reflecting increased total deposits and proceeds from the issuance of Series C Preferred Stock, partially offset by repayments of senior notes and other long-term debt and the repurchase of common stock pursuant to the Corporation’s share repurchase program.

ASSET QUALITY

Securities Portfolio
Northern Trust maintains a high quality securities portfolio, with 82% of the combined available for sale, held to maturity, and trading account portfolios at September 30, 2015, comprised of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, auction rate securities, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 6% was rated double-A, 3% was rated below double-A, and 9% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).
Net unrealized gains within the investment securities portfolio totaled $70.2 million at September 30, 2015, comprised of $145.0 million and $74.8 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at September 30, 2015, the largest component was $34.1 million of unrealized losses in securities classified as “other,” related to securities primarily purchased at a premium or par by Northern Trust for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Also, $20.1 million of the unrealized losses related to corporate debt securities, primarily reflecting higher market rates since purchase; 35% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $12.7 million related to government sponsored agency securities were primarily attributable to changes in market rates since their purchase.
There were no other-than-temporary impairment (OTTI) losses for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, charges of $3.9 million were recorded relating to OTTI of certain CRA-eligible securities. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Nonperforming Loans and Leases and Other Real Estate Owned
Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans.

ASSET QUALITY (continued)
Nonperforming Loans and Leases and Other Real Estate Owned (continued)

The following table provides the amounts of nonperforming loans and leases, by loan and lease segment and class, and of OREO that were outstanding at the dates shown, as well as the balance of loans that was delinquent 90 days or more and still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.
Table 22: Nonperforming Assets

($ In Millions)	September 30, 2015	June 30, 2015	September 30, 2014
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$20.3	$23.4	$31.7
Commercial Real Estate	25.2	26.0	39.9
Total Commercial	45.5	49.4	71.6
Personal
Residential Real Estate	152.6	158.2	147.3
Private Client	0.5	1.1	1.6
Total Personal	153.1	159.3	148.9
Total Nonperforming Loans and Leases	198.6	208.7	220.5
Other Real Estate Owned	8.9	10.1	10.7
Total Nonperforming Assets	207.5	218.8	231.2
90 Day Past Due Loans Still Accruing	$2.3	$14.9	$25.1
Nonperforming Loans and Leases to Total Loans and Leases	0.59%	0.63%	0.72%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.2x	1.2x	1.2x
Nonperforming assets of $207.5 million as of September 30, 2015, reflected improved credit quality from the prior year, though they remained elevated from levels preceding the economic downturn in 2008 and its impact on residential property valuations and general economic conditions. The loan portfolio in the current quarter reflected improvement in the credit quality of the commercial and institutional, commercial real estate and private client loan classes. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be high risk in nature, such as option adjustable rate mortgages, subprime loans, loans with initial “teaser” rates and loans with excessively high loan-to-value ratios. Residential real estate loans consist of first lien mortgages and equity credit lines, which generally require loan-to-collateral values of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties.
The commercial real estate class consists of commercial mortgages and construction, acquisition and development loans extended to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.
Provision and Allowance for Credit Losses
The provision for credit losses is the charge to current-period earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the allowance for credit losses at an appropriate level to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, undrawn commitments and standby letters of credit (inherent loss

ASSET QUALITY (continued)
Provision and Allowance for Credit Losses (continued)

component). Control processes and analyses employed to evaluate the appropriateness of the allowance for credit losses are reviewed on at least an annual basis and modified as necessary.
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
The provision for credit losses was a credit of $10.0 million in the current quarter, compared to no provision in the prior-year quarter. Net charge-offs were $9.4 million, resulting from $11.9 million of charge-offs and $2.5 million of recoveries, compared to $5.2 million of net charge-offs in the prior-year quarter, resulting from $8.6 million of charge-offs and $3.4 million of recoveries. Residential real estate loans accounted for 77% and 67% of total nonperforming loans and leases at September 30, 2015, and 2014, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and nine months ended September 30, 2015, and 2014 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 23: Allocation of the Allowance for Credit Losses

	September 30, 2015		June 30, 2015		September 30, 2014
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$4.0	—%	$15.3	—%	$24.0	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	66.1	28	66.7	27	71.9	27
Commercial Real Estate	63.5	12	67.8	11	68.3	10
Lease Financing, net	3.6	2	3.6	3	3.7	3
Non-U.S.	2.3	4	2.2	5	2.1	5
Other	—	—	—	1	—	—
Total Commercial	135.5	46	140.3	47	146.0	45
Personal
Residential Real Estate	95.9	27	99.2	28	110.4	32
Private Client	19.3	27	19.4	25	17.9	23
Other	—	—	—	—	—	—
Total Personal	115.2	54	118.6	53	128.3	55
Total Allocated Inherent Allowance	$250.7	100%	$258.9	100%	$274.3	100%
Total Allowance for Credit Losses	$254.7		$274.2		$298.3
Allowance Assigned to
Loans and Leases	$242.2		$257.3		$269.4
Undrawn Commitments and Standby Letters of Credit	12.5		16.9		28.9
Total Allowance for Credit Losses	$254.7		$274.2		$298.3
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.73%		0.78%		0.88%

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
Table 24: Sensitivity of Earnings to Changes in Interest Rates

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Pre-Tax Earnings
Increase in Interest Rates Above Market-Implied Forward Rates
100 Basis Points	$17
200 Basis Points	$(2)
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
Table 25: Sensitivity of Economic Value of Equity to Changes in Interest Rates as of September 30, 2015

($ In Millions)	Increase/(Decrease) Estimated Impact on Economic Value of Equity
Increase in Interest Rates Above Market Rates
100 Basis Points	$(38)
200 Basis Points	$(286)

MARKET RISK MANAGEMENT (continued)

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
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally-weighted and exponentially-weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look-back periods of one year and four years. The table below presents the levels of total regulatory VaR and its subcomponents for global foreign currency as September 30, 2015, and June 30, 2015, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for foreign currency is typically less than the sum of its two components due to diversification benefits derived from the two subcomponents.
Table 26: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
High	$0.8	$0.7	$0.8	$0.7	$0.3	$0.2
Low	0.1	0.1	—	—	0.1	0.1
Average	0.3	0.2	0.1	0.1	0.2	0.1
Quarter-End	0.6	0.3	0.2	0.2	0.1	0.2
RECONCILIATION OF CERTAIN REPORTED ITEMS TO FULLY TAXABLE EQUIVALENTS
The tables below present a reconciliation of interest income, net interest income and net interest margin prepared in accordance with GAAP to interest income, net interest income and net interest margin on an FTE basis, which are non-GAAP financial measures. Management believes an FTE presentation facilitates the analysis of asset yields and provides an additional presentation of net interest margins for comparative purposes that may be helpful to investors.
Table 27: Reconciliation of Reported Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	September 30, 2015			September 30, 2014
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$305.7	$6.1	$311.8	$293.8	$6.9	$300.7
Interest Expense	36.8	—	36.8	44.5	—	44.5
Net Interest Income	$268.9	$6.1	$275.0	$249.3	$6.9	$256.2
Net Interest Margin	1.06%		1.08%	1.02%		1.05%

	Nine Months Ended
	September 30, 2015			September 30, 2014
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$893.3	$18.7	$912.0	$883.0	$22.4	$905.4
Interest Expense	112.6	—	112.6	141.4	—	141.4
Net Interest Income	$780.7	$18.7	$799.4	$741.6	$22.4	$764.0
Net Interest Margin	1.03%		1.06%	1.05%		1.08%

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

FORWARD-LOOKING STATEMENTS (continued)

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

•
Northern Trust’s ability to address operating risks, including those presented by human errors or omissions, data security breaches, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and Due from Banks	$4,485.9	$3,050.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,255.6	1,062.7
Interest-Bearing Deposits with Banks	13,935.0	14,928.3
Federal Reserve Deposits	22,252.0	17,386.3
Securities
Available for Sale	31,091.7	29,558.5
Held to Maturity (Fair value of $5,832.6 and $4,176.1)	5,846.5	4,170.8
Trading Account	0.5	4.7
Total Securities	36,938.7	33,734.0
Loans and Leases
Commercial	15,517.4	14,353.6
Personal	17,861.0	17,286.6
Total Loans and Leases (Net of unearned income of $246.4 and $287.7)	33,378.4	31,640.2
Allowance for Credit Losses Assigned to Loans and Leases	(242.2)	(267.0)
Buildings and Equipment	427.7	444.3
Client Security Settlement Receivables	1,918.4	1,568.8
Goodwill	529.7	533.2
Other Assets	5,116.0	5,865.1
Total Assets	$119,995.2	$109,946.5
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$23,667.6	$22,815.0
Savings and Money Market	15,153.5	15,916.4
Savings Certificates and Other Time	1,457.1	1,757.4
Non U.S. Offices — Noninterest-Bearing	5,833.9	2,723.2
— Interest-Bearing	53,823.8	47,545.0
Total Deposits	99,935.9	90,757.0
Federal Funds Purchased	343.5	932.9
Securities Sold Under Agreements to Repurchase	484.5	885.1
Other Borrowings	4,080.6	1,685.2
Senior Notes	1,497.3	1,497.0
Long-Term Debt	1,394.3	1,615.1
Floating Rate Capital Debt	277.3	277.2
Other Liabilities	3,197.3	3,848.1
Total Liabilities	111,210.7	101,497.6
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 231,220,304 and 233,390,705	408.6	408.6
Additional Paid-In Capital	1,058.7	1,050.9
Retained Earnings	8,093.7	7,625.4
Accumulated Other Comprehensive Loss	(273.7)	(319.7)
Treasury Stock (13,951,220 and 11,780,819 shares, at cost)	(891.3)	(704.8)
Total Stockholders’ Equity	8,784.5	8,448.9
Total Liabilities and Stockholders’ Equity	$119,995.2	$109,946.5
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions Except Share Information)	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$749.1	$718.2	$2,233.4	$2,104.6
Foreign Exchange Trading Income	62.9	46.4	209.3	149.4
Treasury Management Fees	16.1	16.4	48.5	49.8
Security Commissions and Trading Income	20.4	14.2	60.2	46.7
Other Operating Income	38.1	34.1	214.1	112.3
Investment Security Gains (Losses), net (Note)	—	0.3	(0.3)	(3.3)
Total Noninterest Income	886.6	829.6	2,765.2	2,459.5
Net Interest Income
Interest Income	305.7	293.8	893.3	883.0
Interest Expense	36.8	44.5	112.6	141.4
Net Interest Income	268.9	249.3	780.7	741.6
Provision for Credit Losses	(10.0)	—	(24.5)	3.0
Net Interest Income after Provision for Credit Losses	278.9	249.3	805.2	738.6
Noninterest Expense
Compensation	361.6	348.0	1,077.8	1,062.2
Employee Benefits	69.8	70.6	215.9	206.0
Outside Services	158.3	142.4	440.6	431.4
Equipment and Software	113.6	100.5	338.3	317.9
Occupancy	43.7	43.8	129.7	135.2
Other Operating Expense	65.3	69.4	253.5	201.0
Total Noninterest Expense	812.3	774.7	2,455.8	2,353.7
Income before Income Taxes	353.2	304.2	1,114.6	844.4
Provision for Income Taxes	118.6	99.7	380.1	276.6
Net Income	$234.6	$204.5	$734.5	$567.8
Preferred Stock Dividends	5.8	—	17.5	—
Net Income Applicable to Common Stock	$228.8	$204.5	$717.0	$567.8
Per Common Share
Net Income — Basic	$0.97	$0.85	$3.03	$2.36
— Diluted	0.96	0.84	3.00	2.34
Average Number of Common Shares Outstanding — Basic	232,231,720	235,701,076	232,916,425	236,301,789
— Diluted	234,163,190	237,737,129	234,890,782	238,175,696

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Net Income	$234.6	$204.5	$734.5	$567.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(7.0)	(5.7)	24.7	32.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.2	(7.4)	5.3	(6.4)
Foreign Currency Translation Adjustments	(2.3)	(3.6)	(2.4)	(10.5)
Pension and Other Postretirement Benefit Adjustments	6.1	3.5	18.4	10.5
Other Comprehensive Income (Loss)	—	(13.2)	46.0	25.9
Comprehensive Income	$234.6	$191.3	$780.5	$593.7
Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$—	$—	$(4.6)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	—	—	0.7
Other Security Gains (Losses), net	—	0.3	(0.3)	0.6
Investment Security Gains (Losses), net	$—	$0.3	$(0.3)	$(3.3)
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30,
(In Millions)	2015	2014
Preferred Stock
Balance at January 1 and September 30	$388.5	$—
Issuance of Preferred Stock, Series C	—	388.5
Balance at September 30	388.5	388.5
Common Stock
Balance at January 1 and September 30	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,050.9	1,035.7
Treasury Stock Transactions — Stock Options and Awards	(69.7)	(55.0)
Stock Options and Awards — Amortization	59.9	60.4
Stock Options and Awards — Tax Benefits	17.6	14.4
Balance at September 30	1,058.7	1,055.5
Retained Earnings
Balance at January 1	7,625.4	7,134.8
Net Income	734.5	567.8
Dividends Declared — Common Stock	(248.7)	(233.2)
Dividends Declared — Preferred Stock	(17.5)	—
Balance at September 30	8,093.7	7,469.4
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(319.7)	(244.3)
Net Unrealized Gains on Securities Available for Sale	24.7	32.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	5.3	(6.4)
Foreign Currency Translation Adjustments	(2.4)	(10.5)
Pension and Other Postretirement Benefit Adjustments	18.4	10.5
Balance at September 30	(273.7)	(218.4)
Treasury Stock
Balance at January 1	(704.8)	(422.8)
Stock Options and Awards	157.9	177.0
Stock Purchased	(344.4)	(315.2)
Balance at September 30	(891.3)	(561.0)
Total Stockholders’ Equity at September 30	$8,784.5	$8,542.6
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30,
(In Millions)	2015	2014
Cash Flows from Operating Activities:
Net Income	$734.5	$567.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses, net	0.3	3.3
Amortization and Accretion of Securities and Unearned Income, net	43.0	30.1
Provision for Credit Losses	(24.5)	3.0
Depreciation on Buildings and Equipment	67.4	68.0
Amortization of Computer Software	185.9	167.9
Amortization of Intangibles	8.8	14.7
Pension Plan Contributions	(16.5)	(13.9)
Change in Receivables	(13.3)	42.1
Change in Interest Payable	(5.9)	(2.9)
Change in Collateral With Derivative Counterparties, net	(165.7)	163.1
Other Operating Activities, net	(330.2)	230.3
Net Cash Provided by Operating Activities	483.8	1,273.5
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(192.9)	(480.4)
Change in Interest-Bearing Deposits with Banks	238.7	3,498.1
Net Change in Federal Reserve Deposits	(4,865.7)	(8,416.5)
Purchases of Securities — Held to Maturity	(7,216.7)	(5,596.9)
Proceeds from Maturity and Redemption of Securities — Held to Maturity	5,288.3	3,505.4
Purchases of Securities — Available for Sale	(7,633.7)	(8,969.2)
Proceeds from Sale, Maturity and Redemption of Securities — Available for Sale	6,103.4	9,254.9
Change in Loans and Leases	(1,764.9)	(1,352.0)
Purchases of Buildings and Equipment	(55.3)	(51.0)
Purchases and Development of Computer Software	(229.0)	(235.2)
Change in Client Security Settlement Receivables	(364.2)	(181.8)
Other Investing Activities, net	181.4	(41.3)
Net Cash Used in Investing Activities	(10,510.6)	(9,065.9)
Cash Flows from Financing Activities:
Change in Deposits	10,940.6	8,556.6
Change in Federal Funds Purchased	(589.4)	(178.7)
Change in Securities Sold under Agreements to Repurchase	(400.6)	(50.5)
Change in Short-Term Other Borrowings	2,346.1	33.4
Repayments of Senior Notes and Long-Term Debt	(229.5)	(638.7)
Contingent Consideration Liability Payment	—	(55.3)
Proceeds from Issuance of Preferred Stock - Series C	—	388.5
Treasury Stock Purchased	(344.4)	(315.2)
Net Proceeds from Stock Options	88.2	122.0
Cash Dividends Paid on Common Stock	(237.8)	(225.4)
Cash Dividends Paid on Preferred Stock	(21.2)	—
Other Financing Activities, net	17.4	(145.6)
Net Cash Provided by Financing Activities	11,569.4	7,491.1
Effect of Foreign Currency Exchange Rates on Cash	(107.3)	57.8
Increase in Cash and Due from Banks	1,435.3	(243.5)
Cash and Due from Banks at Beginning of Year	3,050.6	3,162.4
Cash and Due from Banks at End of Period	$4,485.9	$2,918.9
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$120.0	$146.4
Income Taxes Paid	526.9	159.7
Transfers from Loans to OREO	10.4	10.0

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation — The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2015 and 2014, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs be presented in the balance sheet as a direct deduction to the carrying amount of the associated debt liability. The ASU is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of this ASU is not expected to impact significantly Northern Trust's consolidated financial position or results of operations.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. Further, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are to be recorded in the same period's financial statements. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, although earlier application is permitted for financial statements that have not been issued. The adoption of this ASU is not expected to impact significantly Northern Trust's consolidated financial position or results of operations.

3. Fair Value Measurements — Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize

Notes to Consolidated Financial Statements (unaudited) (continued)

transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the nine months ended September 30, 2015 or the year ended December 31, 2014.
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
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2015, Northern Trust’s available for sale securities portfolio included 987 Level 2 securities with an aggregate market value of $26.0 billion. All 987 securities were valued by external pricing vendors. As of December 31, 2014, Northern Trust’s available for sale securities portfolio included 881 Level 2 securities with an aggregate market value of $25.0 billion. All 881 securities were valued by external pricing vendors. Trading account securities, which totaled $0.5 million and $4.7 million as of September 30, 2015, and December 31, 2014, respectively, were all valued using external pricing vendors.
Northern Trust has established processes and procedures to assess the suitability of valuation methodologies used by external pricing vendors, including reviews of valuation techniques and assumptions used for selected securities. Quality control reviews of prices received from vendors are conducted on a daily basis, which include comparisons to prices on similar security types received from multiple pricing vendors and to the previous day’s reported prices for each security. Predetermined tolerance level exceptions are researched and may result in additional validation through available market information or the use of an alternate pricing vendor. Quarterly, Northern Trust reviews documentation from third-party pricing vendors regarding the valuation processes and assumptions used in their valuations and assesses whether the fair value levels assigned by Northern Trust to each security classification are appropriate. Annually, valuation inputs used within third-party pricing vendor valuations are reviewed for propriety on a sample basis through a comparison of inputs used to comparable market data, including security classifications that are less actively traded and security classifications comprising significant portions of the portfolio.
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
As of September 30, 2015, Northern Trust’s Level 3 liabilities consisted of a swap that Northern Trust entered into with the purchaser of 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust. Pursuant to the swap, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive

Notes to Consolidated Financial Statements (unaudited) (continued)

adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 19 — Contingent Liabilities for further information.
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
The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of September 30, 2015.
Table 28: Level 3 Significant Unobservable Inputs

Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Lives and Rates
Auction Rate Securities	$16.2	million	Discounted Cash Flow	Remaining lives	0.67	—	8.64 years
				Discount rates	0.01%	—	8.48%
Swap Related to Sale of Certain Visa Class B Common Shares	$10.9	million	Discounted Cash Flow	Visa Class A Appreciation	9.5%	—	15.0%
				Conversion Rate	1.61x	—	1.65x
				Expected Conversion Rate	1.75	—	5.00 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by fair value hierarchy level.
Table 29: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
September 30, 2015
Securities
Available for Sale
U.S. Government	$5,125.1	$—	$—	$—	$5,125.1
Obligations of States and Political Subdivisions	—	4.5	—	—	4.5
Government Sponsored Agency	—	15,705.9	—	—	15,705.9
Non-U.S. Government	—	311.0	—	—	311.0
Corporate Debt	—	3,794.6	—	—	3,794.6
Covered Bonds	—	2,073.5	—	—	2,073.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	836.1	—	—	836.1
Other Asset-Backed	—	2,815.7	—	—	2,815.7
Auction Rate	—	—	16.2	—	16.2
Commercial Mortgage-Backed	—	299.4	—	—	299.4
Other	—	109.7	—	—	109.7
Total Available for Sale	5,125.1	25,950.4	16.2	—	31,091.7
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Securities	5,125.1	25,950.9	16.2	—	31,092.2
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,818.3	—	—	2,818.3
Interest Rate Contracts	—	282.8	—	—	282.8
Total Derivative Assets	—	3,101.1	—	(1,167.0)	1,934.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,774.6	—	—	2,774.6
Interest Rate Contracts	—	165.5	—	—	165.5
Other Financial Derivatives (1)	—	—	10.9	—	10.9
Total Derivative Liabilities	$—	$2,940.1	$10.9	$(2,261.3)	$689.7
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2015, derivative assets and liabilities shown above also include reductions of $69.0 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line includes a swap related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2015, and 2014.
Table 30: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended September 30,	2015	2014
Fair Value at July 1	$16.6	$98.8
Total Gains (Losses):
Included in Earnings	—	0.7
Included in Other Comprehensive Income (2)	(0.4)	0.1
Purchases, Issues, Sales, and Settlements
Sales	—	(14.4)
Settlements	—	—
Fair Value at September 30	$16.2	$85.2

Nine Months Ended September 30,	2015	2014
Fair Value at January 1	$18.1	$98.9
Total Gains (Losses):
Included in Earnings (1)	—	0.7
Included in Other Comprehensive Income (2)	(0.2)	0.4
Purchases, Issues, Sales, and Settlements
Sales	(1.2)	(14.4)
Settlements	(0.5)	(0.4)
Fair Value at September 30	$16.2	$85.2

(1)
Realized gains for the nine-month period ended September 30, 2014 of $0.7 million represent gains from redemptions by issues. Gains on sales are recorded in investment security gains (losses) and gains on redemptions are recorded in interest income, within the consolidated statements of income.

(2)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale in the consolidated statements of comprehensive income.
Table 31: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Contingent Consideration		Swap Related to Sale of Certain Visa Class B Common Shares
Three Months Ended September 30,	2015	2014	2015	2014
Fair Value at July 1	$—	$—	$11.3	$—
Total (Gains) Losses:
Included in Earnings (1)	—	—	0.2	—
Included in Other Comprehensive Income	—	—	—	—
Purchases, Issues, Sales, and Settlements
Purchases	—	—	—	—
Settlements	—	—	(0.6)	—
Fair Value at September 30	$—	$—	$10.9	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30,	2015	2014	2015	2014
Fair Value at January 1	$—	$55.4	$—	$—
Total (Gains) Losses:
Included in Earnings (1)	—	(0.1)	11.5	—
Included in Other Comprehensive Income	—	—	—	—
Purchases, Issues, Sales, and Settlements
Purchases	—	—	—	—
Settlements	—	(55.3)	(0.6)	—
Fair Value at September 30	$—	$—	$10.9	$—

(1)	(Gains) losses are recorded in other operating income (expense) in the consolidated statements of income.
During the nine months ended September 30, 2015 and 2014, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at September 30, 2015, and 2014, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $10.9 million and $0.3 million, respectively, at September 30, 2015, and $26.6 million and $1.5 million, respectively, at September 30, 2014. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.
The following table provides the fair value of, and the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2015.
Table 32: Level 3 Nonrecurring Basis Significant Unobservable Inputs

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$10.9 million	Market Approach	Discount to reflect realizable value	15%	-	25%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15%	-	20%
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Loans (excluding lease receivables). The fair value of the loan portfolio was estimated using an income approach (discounted cash flow) that incorporates current market rates offered by Northern Trust as of the date of the consolidated financial statements. The fair values of all loans were adjusted to reflect current assessments of loan collectability. Loans held for sale are recorded at the lower of cost or fair value.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 33: Fair Value of Financial Instruments

(In Millions)	September 30, 2015
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,485.9	$4,485.9	$4,485.9	$—	$—
Federal Funds Sold and Resell Agreements	1,255.6	1,255.6	—	1,255.6	—
Interest-Bearing Deposits with Banks	13,935.0	13,935.0	—	13,935.0	—
Federal Reserve Deposits	22,252.0	22,252.0	—	22,252.0	—
Securities
Available for Sale (1)	31,091.7	31,091.7	5,125.1	25,950.4	16.2
Held to Maturity	5,846.5	5,832.6	—	5,832.6	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	31,997.3	32,245.0	—	—	32,245.0
Held for Sale	335.3	335.3	—	—	335.3
Client Security Settlement Receivables	1,918.4	1,918.4	—	1,918.4	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	253.1	253.1	—	253.1	—
Community Development Investments	176.5	178.7	—	178.7	—
Employee Benefit and Deferred Compensation	155.5	154.3	106.2	48.1	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$44,655.0	$44,655.0	$44,655.0	$—	$—
Savings Certificates and Other Time	1,457.1	1,469.3	—	1,469.3	—
Non U.S. Offices Interest-Bearing	53,823.8	53,823.8	—	53,823.8	—
Federal Funds Purchased	343.5	343.5	—	343.5	—
Securities Sold under Agreements to Repurchase	484.5	484.5	—	484.5	—
Other Borrowings	4,080.6	4,085.4	—	4,085.4	—
Senior Notes	1,497.3	1,544.5	—	1,544.5	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,363.2	1,342.9	—	1,342.9	—
Floating Rate Capital Debt	277.3	238.4	—	238.4	—
Other Liabilities
Standby Letters of Credit	38.1	38.1	—	—	38.1
Loan Commitments	24.6	24.6	—	—	24.6
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$39.3	$39.3	$—	$39.3	$—
Liabilities	22.7	22.7	—	22.7	—
Interest Rate Contracts
Assets	143.7	143.7	—	143.7	—
Liabilities	29.4	29.4	—	29.4	—
Other Financial Derivatives (2)
Liabilities	10.9	10.9	—	—	10.9
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,779.0	2,779.0	—	2,779.0	—
Liabilities	2,751.9	2,751.9	—	2,751.9	—
Interest Rate Contracts
Assets	139.1	139.1	—	139.1	—
Liabilities	136.1	136.1	—	136.1	—

(1)	Refer to the table located on page 35 for the disaggregation of available for sale securities.

(2)	This line includes a swap related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2014
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,050.6	$3,050.6	$3,050.6	$—	$—
Federal Funds Sold and Resell Agreements	1,062.7	1,062.7	—	1,062.7	—
Interest-Bearing Deposits with Banks	14,928.3	14,928.3	—	14,928.3	—
Federal Reserve Deposits	17,386.3	17,386.3	—	17,386.3	—
Securities
Available for Sale (1)	29,558.5	29,558.5	4,506.9	25,033.5	18.1
Held to Maturity	4,170.8	4,176.1	—	4,176.1	—
Trading Account	4.7	4.7	—	4.7	—
Loans (excluding Leases)
Held for Investment	30,458.0	30,600.4	—	—	30,600.4
Held for Sale	2.5	2.5	—	—	2.5
Client Security Settlement Receivables	1,568.8	1,568.8	—	1,568.8	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	—	207.5	—
Community Development Investments	209.9	210.8	—	210.8	—
Employee Benefit and Deferred Compensation	143.2	146.7	96.7	50.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$41,454.6	$41,454.6	$41,454.6	$—	$—
Savings Certificates and Other Time	1,757.4	1,757.0	—	1,757.0	—
Non U.S. Offices Interest-Bearing	47,545.0	47,545.0	—	47,545.0	—
Federal Funds Purchased	932.9	932.9	—	932.9	—
Securities Sold under Agreements to Repurchase	885.1	885.1	—	885.1	—
Other Borrowings	1,685.2	1,686.2	—	1,686.2	—
Senior Notes	1,497.0	1,541.8	—	1,541.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,583.3	1,583.4	—	1,583.4	—
Floating Rate Capital Debt	277.2	242.8	—	242.8	—
Other Liabilities
Standby Letters of Credit	60.1	60.1	—	—	60.1
Loan Commitments	28.3	28.3	—	—	28.3
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$125.7	$125.7	$—	$125.7	$—
Liabilities	23.5	23.5	—	23.5	—
Interest Rate Contracts
Assets	126.8	126.8	—	126.8	—
Liabilities	30.5	30.5	—	30.5	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,149.5	4,149.5	—	4,149.5	—
Liabilities	4,072.0	4,072.0	—	4,072.0	—
Interest Rate Contracts
Assets	105.5	105.5	—	105.5	—
Liabilities	101.3	101.3	—	101.3	—

(1)	Refer to the table located on page 36 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (unaudited) (continued)

4. Securities — The following tables provide the amortized cost and fair values of securities at September 30, 2015, and December 31, 2014.
Table 34: Reconciliation of Amortized Cost to Fair Value of Securities Available for Sale

Securities Available for Sale	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,094.0	$31.1	$—	$5,125.1
Obligations of States and Political Subdivisions	4.5	—	—	4.5
Government Sponsored Agency	15,637.4	81.2	12.7	15,705.9
Non-U.S. Government	310.8	0.2	—	311.0
Corporate Debt	3,810.7	4.0	20.1	3,794.6
Covered Bonds	2,073.2	3.3	3.0	2,073.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	834.8	1.5	0.2	836.1
Other Asset-Backed	2,817.2	0.6	2.1	2,815.7
Auction Rate	16.7	0.5	1.0	16.2
Commercial Mortgage-Backed	298.8	0.7	0.1	299.4
Other	109.5	0.2	—	109.7
Total	$31,007.6	$123.3	$39.2	$31,091.7

Securities Available for Sale	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$4,493.5	$15.1	$1.7	$4,506.9
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	16,326.4	82.3	19.5	16,389.2
Non-U.S. Government	309.5	0.9	—	310.4
Corporate Debt	3,617.5	1.8	41.6	3,577.7
Covered Bonds	1,899.9	7.9	0.3	1,907.5
Supranational and Non-U.S. Agency Bonds	360.0	1.5	0.9	360.6
Residential Mortgage-Backed	6.9	—	0.5	6.4
Other Asset-Backed	2,321.8	0.5	1.0	2,321.3
Auction Rate	18.4	0.5	0.8	18.1
Other	155.7	0.3	0.2	155.8
Total	$29,514.1	$110.9	$66.5	$29,558.5

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 35: Reconciliation of Amortized Cost to Fair Value of Securities Held to Maturity

Securities Held to Maturity	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$97.2	$5.8	$—	$103.0
Government Sponsored Agency	10.6	0.7	—	11.3
Covered Bonds	408.9	0.3	0.6	408.6
Non-U.S. Government	1,187.1	6.6	0.4	1,193.3
Certificates of Deposit	1,732.5	0.2	0.2	1,732.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,314.6	8.1	0.3	2,322.4
Other	95.6	—	34.1	61.5
Total	$5,846.5	$21.7	$35.6	$5,832.6

Securities Held to Maturity	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$121.9	$7.4	$—	$129.3
Government Sponsored Agency	18.4	1.1	—	19.5
Non-U.S. Government	1,281.6	6.6	0.4	1,287.8
Certificates of Deposit	924.3	0.1	0.1	924.3
Supranational and Non-U.S. Agency Bonds	1,745.8	10.9	0.5	1,756.2
Other	78.8	0.3	20.1	59.0
Total	$4,170.8	$26.4	$21.1	$4,176.1
Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.
The following table provides the remaining maturity of securities as of September 30, 2015.
Table 36: Remaining Maturity of Securities Available for Sale and Held to Maturity

	September 30, 2015
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,454.1	$8,478.9
Due After One Year Through Five Years	17,915.3	17,971.4
Due After Five Years Through Ten Years	3,677.6	3,678.8
Due After Ten Years	960.6	962.6
Total	31,007.6	31,091.7
Held to Maturity
Due in One Year or Less	2,499.8	2,501.3
Due After One Year Through Five Years	3,278.4	3,292.3
Due After Five Years Through Ten Years	15.5	12.2
Due After Ten Years	52.8	26.8
Total	$5,846.5	$5,832.6
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)

Investment Security Gains and Losses. There were no net investment security gains or losses recognized in the three months ended September 30, 2015. Net investment security gains of $0.3 million were recognized in the three months ended September 30, 2014. Gross proceeds from the sale of securities during the three months ended September 30, 2015 were $3.8 million. Gross proceeds from the sale of securities during the three months ended September 30, 2014 of $337.3 million resulted in gross realized gains and losses of $1.0 million and $0.7 million, respectively.
Net investment security losses of $0.3 million were recognized in the nine months ended September 30, 2015, representing net realized losses from the sale of securities. Net investment security losses of $3.3 million were recognized in the nine months ended September 30, 2014 and included $3.9 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held to maturity securities. For the nine months ended September 30, 2015, proceeds of $110.3 million were received from the sale of securities, resulting in gross realized gains and losses of $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2014, proceeds of $801.2 million were received from the sale of securities, resulting in gross realized gains and losses of $1.7 million and $1.1 million, respectively.
Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2015, and December 31, 2014.
Table 37: Securities with Unrealized Losses

Securities with Unrealized Losses as of September 30, 2015	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	4,502.5	7.8	701.0	4.9	5,203.5	12.7
Non-U.S. Government	132.3	0.4	—	—	132.3	0.4
Corporate Debt	1,244.0	6.0	1,022.0	14.1	2,266.0	20.1
Covered Bonds	842.0	3.6	—	—	842.0	3.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	494.3	0.4	223.3	0.1	717.6	0.5
Other Asset-Backed	1,657.6	2.0	179.5	0.1	1,837.1	2.1
Certificates of Deposit	555.1	0.2	—	—	555.1	0.2
Auction Rate	1.4	0.2	4.3	0.8	5.7	1.0
Commercial Mortgage-Backed	57.7	0.1	—	—	57.7	0.1
Other	37.3	16.7	46.9	17.4	84.2	34.1
Total	$9,524.2	$37.4	$2,177.0	$37.4	$11,701.2	$74.8

Securities with Unrealized Losses as of December 31, 2014	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$998.2	$1.7	$—	$—	$998.2	$1.7
Government Sponsored Agency	2,344.9	6.6	1,730.0	12.9	4,074.9	19.5
Non-U.S. Government	292.9	0.4	—	—	292.9	0.4
Corporate Debt	1,244.5	3.9	1,338.8	37.7	2,583.3	41.6
Covered Bonds	142.3	0.2	10.0	0.1	152.3	0.3
Supranational and Non-U.S. Agency Bonds	313.2	0.3	175.5	1.1	488.7	1.4
Residential Mortgage-Backed	—	—	4.5	0.5	4.5	0.5
Other Asset-Backed	1,297.6	1.0	—	—	1,297.6	1.0
Certificates of Deposit	438.6	0.1	—	—	438.6	0.1
Auction Rate	2.4	0.2	4.7	0.6	7.1	0.8
Other	27.1	12.1	45.6	8.2	72.7	20.3
Total	$7,101.7	$26.5	$3,309.1	$61.1	$10,410.8	$87.6
As of September 30, 2015, 581 securities with a combined fair value of $11.7 billion were in an unrealized loss position, with their unrealized losses totaling $74.8 million. Unrealized losses of $20.1 million within corporate debt securities primarily reflected

Notes to Consolidated Financial Statements (unaudited) (continued)

higher market rates since purchase; 35% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $12.7 million related to government sponsored agency securities were primarily attributable to higher market interest rates since purchase.
Securities classified as “other asset-backed” had average lives less than 5 Years, and 99.6% were rated triple-A.
The majority of the $34.1 million of unrealized losses in securities classified as “other” at September 30, 2015, related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA-related securities were attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $1.0 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail, preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2015, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of September 30, 2015, Northern Trust did not intend to sell any investment in an unrealized loss position and it was not more likely than not that Northern Trust would be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There were no OTTI losses recognized in the three or nine months ended September 30, 2015 or in the three months ended September 30, 2014. There were $3.9 million of OTTI losses recognized during the nine months ended September 30, 2014 related to CRA-eligible mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited) (continued)

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three and nine months ended September 30, 2015 and 2014.
Table 38: Net Impairment Losses Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Changes in OTTI Losses*	$—	$—	$—	$(4.6)
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	—	—	0.7
Net Impairment Losses Recognized in Earnings	$—	$—	$—	$(3.9)

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

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 39: Cumulative Credit-Related Losses on Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Cumulative Credit-Related Losses on Securities Held — Beginning of Period	$5.2	$12.7	$5.2	$8.8
Plus: Losses on Newly Identified Impairments	—	—	—	1.8
Additional Losses on Previously Identified Impairments	—	—	—	2.1
Less: Current and Prior Period Losses on Securities Sold During the Period	—	(1.8)	—	(1.8)
Cumulative Credit-Related Losses on Securities Held — End of Period	$5.2	$10.9	$5.2	$10.9
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2015.
Table 40: Repurchase Agreements Accounted for as Secured Borrowings

September 30, 2015
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$484.5
Total Borrowings	$484.5
Gross Amount of Recognized Liabilities for Repurchase Agreements in footnote 21	$484.5
Amounts related to agreements not included in footnote 21	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Loans and Leases — Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 41: Loans and Leases

(In Millions)	September 30, 2015	December 31, 2014
Commercial
Commercial and Institutional	$9,478.6	$8,381.9
Commercial Real Estate	3,814.6	3,333.3
Lease Financing, net	807.2	916.3
Non-U.S.	1,250.2	1,530.6
Other	166.8	191.5
Total Commercial	15,517.4	14,353.6
Personal
Residential Real Estate	9,077.5	9,782.6
Private Client	8,751.3	7,466.9
Other	32.2	37.1
Total Personal	17,861.0	17,286.6
Total Loans and Leases	33,378.4	31,640.2
Allowance for Credit Losses Assigned to Loans and Leases	(242.2)	(267.0)
Net Loans and Leases	$33,136.2	$31,373.2
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2015, and December 31, 2014, equity credit lines totaled $1.6 billion and $1.8 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 89% of the total equity credit lines as of both of those dates.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $929.2 million at September 30, 2015, and $1.5 billion at December 31, 2014. Demand deposits reclassified as loan balances totaled $163.2 million and $92.1 million at September 30, 2015, and December 31, 2014, respectively. Loans classified as held for sale totaled $335.3 million at September 30, 2015 related to the decision to exit a portion of a non-strategic loan portfolio. Loans classified as held for sale totaled $2.5 million at December 31, 2014.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Loan and lease segment and class balances as of September 30, 2015, and December 31, 2014, are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 42: Borrower Ratings

	September 30, 2015				December 31, 2014
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$6,472.1	$2,932.1	$74.4	$9,478.6	$5,340.9	$2,947.3	$93.7	$8,381.9
Commercial Real Estate	1,648.0	2,113.5	53.1	3,814.6	1,371.7	1,861.8	99.8	3,333.3
Lease Financing, net	458.5	345.9	2.8	807.2	552.5	360.3	3.5	916.3
Non-U.S.	435.4	814.6	0.2	1,250.2	636.8	892.9	0.9	1,530.6
Other	99.0	67.8	—	166.8	108.1	83.4	—	191.5
Total Commercial	9,113.0	6,273.9	130.5	15,517.4	8,010.0	6,145.7	197.9	14,353.6
Personal
Residential Real Estate	3,092.5	5,631.4	353.6	9,077.5	3,148.0	6,207.0	427.6	9,782.6
Private Client	5,641.4	3,098.9	11.0	8,751.3	5,143.8	2,311.7	11.4	7,466.9
Other	19.0	13.2	—	32.2	21.1	16.0	—	37.1
Total Personal	8,752.9	8,743.5	364.6	17,861.0	8,312.9	8,534.7	439.0	17,286.6
Total Loans and Leases	$17,865.9	$15,017.4	$495.1	$33,378.4	$16,322.9	$14,680.4	$636.9	$31,640.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of September 30, 2015, and December 31, 2014.
Table 43: Delinquency Status

September 30, 2015
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,445.4	$11.7	$0.8	$0.4	$9,458.3	$20.3	$9,478.6
Commercial Real Estate	3,783.5	3.7	2.2	—	3,789.4	25.2	3,814.6
Lease Financing, net	807.2	—	—	—	807.2	—	807.2
Non-U.S.	1,250.2	—	—	—	1,250.2	—	1,250.2
Other	166.8	—	—	—	166.8	—	166.8
Total Commercial	15,453.1	15.4	3.0	0.4	15,471.9	45.5	15,517.4
Personal
Residential Real Estate	8,911.3	2.9	9.6	1.1	8,924.9	152.6	9,077.5
Private Client	8,724.3	20.0	5.7	0.8	8,750.8	0.5	8,751.3
Other	32.2	—	—	—	32.2	—	32.2
Total Personal	17,667.8	22.9	15.3	1.9	17,707.9	153.1	17,861.0
Total Loans and Leases	$33,120.9	$38.3	$18.3	$2.3	$33,179.8	$198.6	$33,378.4
	Other Real Estate Owned					8.9
	Total Nonperforming Assets					$207.5

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2014
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,340.5	$14.5	$4.0	$7.9	$8,366.9	$15.0	$8,381.9
Commercial Real Estate	3,274.3	9.6	9.8	2.5	3,296.2	37.1	3,333.3
Lease Financing, net	916.3	—	—	—	916.3	—	916.3
Non-U.S.	1,530.6	—	—	—	1,530.6	—	1,530.6
Other	191.5	—	—	—	191.5	—	191.5
Total Commercial	14,253.2	24.1	13.8	10.4	14,301.5	52.1	14,353.6
Personal
Residential Real Estate	9,556.3	49.5	9.9	4.5	9,620.2	162.4	9,782.6
Private Client	7,396.0	56.0	5.9	7.8	7,465.7	1.2	7,466.9
Other	37.1	—	—	—	37.1	—	37.1
Total Personal	16,989.4	105.5	15.8	12.3	17,123.0	163.6	17,286.6
Total Loans and Leases	$31,242.6	$129.6	$29.6	$22.7	$31,424.5	$215.7	$31,640.2
	Other Real Estate Owned					16.6
	Total Nonperforming Assets					$232.3
Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value and other factors. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans are consistent across all classes of loans and leases.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 44: Information about Impaired Loans as of the Period End

	As of September 30, 2015			As of December 31, 2014
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$9.8	$12.3	$—	$9.0	$12.0	$—
Commercial Real Estate	25.2	30.6	—	47.0	52.4	—
Lease Financing, net	—	—	—	4.2	4.2	—
Residential Real Estate	151.7	199.4	—	160.9	204.8	—
Private Client	0.2	0.2	—	0.2	0.5	—
With a Related Specific Allowance
Commercial and Institutional	6.5	6.6	1.5	6.5	6.6	2.9
Commercial Real Estate	3.9	6.3	0.7	12.2	18.3	2.9
Lease Financing, net	2.8	2.8	1.4	—	—	—
Residential Real Estate	—	1.8	0.4	1.4	1.4	0.4
Private Client	1.8	—	—	0.8	0.8	0.4
Total
Commercial	48.2	58.6	3.6	78.9	93.5	5.8
Personal	153.7	201.4	0.4	163.3	207.5	0.8
Total	$201.9	$260.0	$4.0	$242.2	$301.0	$6.6

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$9.4	$—	$12.6	$0.1	$8.9	$—	$11.5	$0.1
Commercial Real Estate	25.1	—	48.5	0.2	35.8	0.4	46.0	0.7
Lease Financing, net	—	—	4.3	0.1	1.1	0.1	4.3	0.2
Residential Real Estate	154.0	0.5	172.0	0.8	157.0	1.3	180.8	2.1
Private Client	0.2	—	0.3	—	0.4	—	0.6	—
With a Related Specific Allowance
Commercial and Institutional	6.4	—	11.9	—	9.0	—	10.6	—
Commercial Real Estate	5.1	—	13.7	—	9.1	—	20.9	—
Lease Financing, net	2.8	—	—	—	2.0	—	—	—
Residential Real Estate	6.6	—	1.3	—	5.4	—	4.1	—
Private Client	0.2	—	0.9	—	0.6	—	0.5	—
Total
Commercial	48.8	—	91.0	0.4	66.0	0.5	93.3	1.0
Personal	161.0	0.5	174.5	0.8	163.4	1.3	186.0	2.1
Total	$209.8	$0.5	$265.5	$1.2	$229.4	$1.8	$279.3	$3.1
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Notes to Consolidated Financial Statements (unaudited) (continued)

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.0 million and $2.2 million, respectively, for the three months ended September 30, 2015 and 2014, and $4.1 million and $7.1 million, respectively, for the nine months ended September 30, 2015 and 2014.
There were $2.6 million and $2.4 million of aggregate undrawn loan commitments and standby letters of credit at September 30, 2015, and December 31, 2014, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $85.4 million and $82.7 million of nonperforming TDRs, and $36.9 million and $68.6 million of performing TDRs as of September 30, 2015, and December 31, 2014, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three- and nine- month periods ended September 30, 2015 and 2014, and the recorded investments and unpaid principal balances as of September 30, 2015 and 2014.
Table 45: Troubled Debt Restructurings

($ In Millions)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	2	$0.1	$0.1
Commercial Real Estate	—	—	—	1	0.8	0.8
Total Commercial	—	—	—	3	0.9	0.9
Personal
Residential Real Estate	26	7.6	9.4	102	23.2	29.0
Private Client	—	—	—	1	0.6	0.6
Total Personal	26	7.6	9.4	103	23.8	29.6
Total Loans and Leases	26	$7.6	$9.4	106	$24.7	$30.5
Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	1	$0.4	$0.4	3	$0.7	$0.8
Commercial Real Estate	5	2.9	3.4	6	3.5	4.1
Total Commercial	6	3.3	3.8	9	4.2	4.9
Personal
Residential Real Estate	28	18.0	18.7	96	25.3	27.1
Private Client	—	—	—	3	—	0.3
Total Personal	28	18.0	18.7	99	25.3	27.4
Total Loans and Leases	34	$21.3	$22.5	108	$29.5	$32.3
Note: Period end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve interest rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.

Notes to Consolidated Financial Statements (unaudited) (continued)

During the three and nine months ended September 30, 2015, the majority of the TDR modifications of loans within residential real estate were interest rate concessions, extensions of term or deferred principal. During the three and nine months ended September 30, 2014, the majority of TDR modifications of loans within the commercial real estate, residential real estate, and private client classes were extensions of term and/or other modifications.
There were two residential real estate loans modified as TDRs in the 12 months ended June 30, 2015, which subsequently became nonperforming during the three and nine months ended September 30, 2015. The total recorded investment and unpaid principal balance for these loans was approximately $0.5 million.
There were no loans or leases modified in TDRs in the 12 months ended June 30, 2014, which subsequently became nonperforming during the three or nine months ended September 30, 2014.
All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2015, Northern Trust held foreclosed residential real estate properties with a carrying value of $6.9 million as a result of obtaining physical possession. In addition, as of September 30, 2015, Northern Trust had consumer loans with a carrying value of $23.7 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Leveraged Leases. During the three months ended June 30, 2015, Northern Trust determined that there was an other-than-temporary impairment of the residual value related to certain aircraft under leveraged lease agreements. The impact of the impairment was $17.8 million, which was recognized as a reduction to interest income in the consolidated statements of income during the nine months ended September 30, 2015. See “Leveraged Leases” under Note 18 — Variable Interest Entities for further information.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three and nine months ended September 30, 2015 and 2014.
Table 46: Changes in the Allowance for Credit Losses

	Three Months Ended September 30,
	2015			2014
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$152.7	$121.5	$274.2	$168.7	$134.8	$303.5
Charge-Offs	(7.7)	(4.2)	(11.9)	(2.5)	(6.1)	(8.6)
Recoveries	0.5	2.0	2.5	1.9	1.5	3.4
Net (Charge-Offs) Recoveries	(7.2)	(2.2)	(9.4)	(0.6)	(4.6)	(5.2)
Provision for Credit Losses	(6.2)	(3.8)	(10.0)	1.0	(1.0)	—
Effect of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—
Balance at End of Period	$139.2	$115.5	$254.7	$169.1	$129.2	$298.3

	Nine Months Ended September 30,
	2015			2014
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9
Charge-Offs	(12.9)	(12.6)	(25.5)	(8.8)	(19.1)	(27.9)
Recoveries	4.6	4.3	8.9	10.7	4.6	15.3
Net (Charge-Offs) Recoveries	(8.3)	(8.3)	(16.6)	1.9	(14.5)	(12.6)
Provision for Credit Losses	(22.1)	(2.4)	(24.5)	(0.8)	3.8	3.0
Effect of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—
Balance at End of Period	$139.2	$115.5	$254.7	$169.1	$129.2	$298.3
The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of September 30, 2015, and December 31, 2014.
Table 47: Information about the Recorded Investments in Loans and Leases

	September 30, 2015			December 31, 2014
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$48.2	$153.7	$201.9	$78.9	$163.3	$242.2
Evaluated for Inherent Impairment	15,469.2	17,707.3	33,176.5	14,274.7	17,123.3	31,398.0
Total Loans and Leases	15,517.4	17,861.0	33,378.4	14,353.6	17,286.6	31,640.2
Allowance for Loans and Leases
Specifically Evaluated for Impairment	3.6	0.4	4.0	5.8	0.8	6.6
Evaluated for Inherent Impairment	126.4	111.8	238.2	138.0	122.4	260.4
Allowance Assigned to Loans and Leases	130.0	112.2	242.2	143.8	123.2	267.0
Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	9.2	3.3	12.5	25.9	3.0	28.9
Total Allowance for Credit Losses	$139.2	$115.5	$254.7	$169.7	$126.2	$295.9

8. Pledged Assets — Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. As of September 30, 2015, securities and loans totaling $34.1 billion ($24.9 billion of government-sponsored agency and other securities, $97.6 million of obligations of states and political subdivisions and $9.1 billion of loans) were pledged. This compares

Notes to Consolidated Financial Statements (unaudited) (continued)

to $32.3 billion ($23.1 billion of government-sponsored agency and other securities, $122.9 million of obligations of states and political subdivisions and $9.1 billion of loans) at December 31, 2014. Collateral required for these purposes totaled $8.5 billion and $5.9 billion at September 30, 2015, and December 31, 2014, respectively. Included in the total pledged assets at September 30, 2015, and December 31, 2014, were available for sale securities with a total fair value of $982.4 million and $884.8 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral was $1.2 billion as of September 30, 2015 and $1.0 billion as of December 31, 2014. There was no repledged or sold collateral at September 30, 2015 or December 31, 2014.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion and $1.6 billion for the three and nine months ended September 30, 2015, respectively, and $1.3 billion and $1.3 billion for the three and nine months ended September 30, 2014, respectively.
9. Goodwill and Other Intangibles — The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at September 30, 2015, and December 31, 2014, were as follows:
Table 48: Goodwill by Reporting Segment

(In Millions)	September 30, 2015	December 31, 2014
Corporate & Institutional Services	$458.3	$461.8
Wealth Management	71.4	71.4
Total Goodwill	$529.7	$533.2
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2015, and December 31, 2014, were as follows:
Table 49: Other Intangible Assets

(In Millions)	September 30, 2015	December 31, 2014
Gross Carrying Amount	$184.8	$189.5
Less: Accumulated Amortization	135.6	129.5
Net Book Value	$49.2	$60.0
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.1 million and $8.8 million for the three and nine months ended September 30, 2015, respectively, and $4.8 million and $14.7 million for the three and nine months ended September 30, 2014, respectively. Amortization for the remainder of 2015 and for the years 2016, 2017, 2018, and 2019 is estimated to be $2.1 million, $8.5 million, $8.4 million, $7.8 million and $7.6 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Reporting Segments — The following tables show the earnings contributions of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2015 and 2014.
Table 50: Results of Reporting Segments

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$429.7	$399.9	$319.4	$318.3	$—	$—	$749.1	$718.2
Foreign Exchange Trading Income	60.0	44.4	2.9	2.0	—	—	62.9	46.4
Other Noninterest Income	45.9	42.8	28.3	20.9	0.4	1.3	74.6	65.0
Net Interest Income (FTE)*	108.6	78.4	142.5	131.2	23.9	46.6	275.0	256.2
Revenue*	644.2	565.5	493.1	472.4	24.3	47.9	1,161.6	1,085.8
Provision for Credit Losses	(2.8)	0.9	(7.2)	(0.9)	—	—	(10.0)	—
Noninterest Expense	464.6	429.6	316.3	312.1	31.4	33.0	812.3	774.7
Income before Income Taxes*	182.4	135.0	184.0	161.2	(7.1)	14.9	359.3	311.1
Provision for Income Taxes*	58.3	42.4	69.0	60.7	(2.6)	3.5	124.7	106.6
Net Income	$124.1	$92.6	$115.0	$100.5	$(4.5)	$11.4	$234.6	$204.5
Percentage of Consolidated Net Income	53%	45%	49%	49%	(2)%	6%	100%	100%
Average Assets	$41,305.7	$59,907.1	$25,274.6	$26,061.8	$43,343.8	$19,275.8	$109,924.1	$105,244.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.1 million for 2015 and $6.9 million for 2014.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,269.0	$1,174.5	$964.4	$930.1	$—	$—	$2,233.4	$2,104.6
Foreign Exchange Trading Income	199.3	143.2	10.0	6.2	—	—	209.3	149.4
Other Noninterest Income	131.0	134.3	83.9	66.7	107.6	4.5	322.5	205.5
Net Interest Income (FTE)*	297.3	228.8	421.8	398.8	80.3	136.4	799.4	764.0
Revenue*	1,896.6	1,680.8	1,480.1	1,401.8	187.9	140.9	3,564.6	3,223.5
Provision for Credit Losses	(3.0)	4.5	(21.5)	(1.5)	—	—	(24.5)	3.0
Noninterest Expense	1,387.7	1,299.5	960.9	960.3	107.2	93.9	2,455.8	2,353.7
Income before Income Taxes*	511.9	376.8	540.7	443.0	80.7	47.0	1,133.3	866.8
Provision for Income Taxes*	160.9	113.3	203.2	166.9	34.7	18.8	398.8	299.0
Net Income	$351.0	$263.5	$337.5	$276.1	$46.0	$28.2	$734.5	$567.8
Percentage of Consolidated Net Income	48%	46%	46%	49%	6%	5%	100%	100%
Average Assets	$41,461.6	$59,061.3	$24,806.8	$23,613.4	$43,449.9	20,281.1	$109,718.3	$102,955.8

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $18.7 million for 2015 and $22.4 million for 2014.
In the nine-month period ended September 30, 2015, the presentation of certain assets was changed from C&IS to Treasury and Other to reflect better the internal management responsibility for these assets. In addition to the transfer of assets, the Corporation’s internal funds pricing treatment of deposits that fund the transferred assets was updated to reflect the economics of these deposits.
Further discussion of reporting segment results is provided within the “Reporting Segments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued. As of September 30, 2015, and December 31, 2014, preferred stock totaled $388.5 million, related to the issuance of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock) in August 2014. As of September 30, 2015, and December 31, 2014, 16 million depositary shares, each representing 1/1000 ownership interest in a share of Series C Preferred Stock, were issued and outstanding. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 ($25 per depositary share).
Dividends on the Series C Preferred Stock will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On July 21, 2015, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on October 1, 2015, to stockholders of record as of September 15, 2015.
Common Stock. During the three and nine months ended September 30, 2015, the Corporation repurchased 1,914,950 shares at a cost of $140.5 million ($73.37 average price per share) and 4,766,083 shares at a cost of $344.4 million ($72.27 average price per share), respectively. The Corporation’s current common stock repurchase authorization was approved by the Board of Directors in April 2015, pursuant to which the Corporation may repurchase up to 15 million shares. The stock repurchase authorization remaining as of September 30, 2015 was 11,789,787 shares. The repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s capital plan submitted in January 2015, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $437.8 million of common stock after September 30, 2015, through June 2016.
12. Accumulated Other Comprehensive Income (Loss) — The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at September 30, 2015 and 2014, and changes during the three- and nine- month periods then ended.
Table 51: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at September 30, 2015	Net Change	Balance at December 31, 2014
Net Unrealized Gains (Losses) on Securities Available for Sale	$52.3	$24.7	$27.6
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.6	5.3	(4.7)
Net Foreign Currency Adjustments	(4.1)	(2.4)	(1.7)
Net Pension and Other Postretirement Benefit Adjustments	(322.5)	18.4	(340.9)
Total	$(273.7)	$46.0	$(319.7)

(In Millions)	Balance at September 30, 2014	Net Change	Balance at December 31, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$38.3	$32.3	$6.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	(3.5)	(6.4)	2.9
Net Foreign Currency Adjustments	(3.4)	(10.5)	7.1
Net Pension and Other Postretirement Benefit Adjustments	(249.8)	10.5	(260.3)
Total	$(218.4)	$25.9	$(244.3)

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 52: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2015			2014
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$5.5	$(2.1)	$3.4
Other Unrealized Gains (Losses) on Securities Available for Sale	(11.0)	4.0	(7.0)	(14.2)	5.4	(8.8)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	(0.3)	—	(0.3)
Net Change	(11.0)	4.0	(7.0)	(9.0)	3.3	(5.7)
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	6.4	(3.3)	3.1	(7.6)	2.5	(5.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.1	—	0.1	(3.7)	1.4	(2.3)
Net Change	6.5	(3.3)	3.2	(11.3)	3.9	(7.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	(32.6)	—	(32.6)	(77.1)	3.6	(73.5)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.3)	0.1	(0.2)	(7.4)	3.0	(4.4)
Net Investment Hedge Gains (Losses)	49.1	(18.6)	30.5	119.9	(45.6)	74.3
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—
Net Change	16.2	(18.5)	(2.3)	35.4	(39.0)	(3.6)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	9.6	(3.5)	6.1	6.5	(3.0)	3.5
Net Change	$9.6	$(3.5)	$6.1	$6.5	$(3.0)	$3.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	2015			2014
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$3.7	$(1.4)	$2.3
Other Unrealized Gains (Losses) on Securities Available for Sale	39.4	(14.9)	24.5	48.8	(18.2)	30.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.3	(0.1)	0.2	(0.6)	—	(0.6)
Net Change	39.7	(15.0)	24.7	51.9	(19.6)	32.3
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	6.5	(2.7)	3.8	(6.5)	2.2	(4.3)
Reclassification Adjustment for (Gains) Losses Included in Net Income	2.4	(0.9)	1.5	(3.3)	1.2	(2.1)
Net Change	8.9	(3.6)	5.3	(9.8)	3.4	(6.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	(69.7)	14.6	(55.1)	(57.2)	3.0	(54.2)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.2	(0.1)	0.1	(9.0)	3.0	(6.0)
Net Investment Hedge Gains (Losses)	84.6	(32.0)	52.6	79.7	(30.0)	49.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—
Net Change	15.1	(17.5)	(2.4)	13.5	(24.0)	(10.5)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	28.8	(10.4)	18.4	19.0	(8.5)	10.5
Net Change	$28.8	$(10.4)	$18.4	$19.0	$(8.5)	$10.5

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three and nine months ended September 30, 2015.
Table 53: Reclassification Adjustment out of Accumulated Other Comprehensive Income (Loss)

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Nine Months Ended
		September 30, 2015
Securities Available for Sale
Realized Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$—	$0.3
Realized Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	0.1	2.4
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	9.7	29.0
Amortization of Prior Service Cost	Employee Benefits	(0.1)	(0.2)
Gross Reclassification Adjustment		$9.6	$28.8
13. Net Income Per Common Share Computations — The computations of net income per common share are presented in the following table.
Table 54: Net Income per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In Millions Except Per Common Share Information)	2015	2014	2015	2014
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	232,231,720	235,701,076	232,916,425	236,301,789
Net Income	$234.6	$204.5	$734.5	$567.8
Less: Dividends on Preferred Stock	5.8	—	17.5	—
Net Income Applicable to Common Stock	228.8	204.5	717.0	567.8
Less: Earnings Allocated to Participating Securities	3.8	3.5	11.6	9.5
Earnings Allocated to Common Shares Outstanding	225.0	201.0	705.4	558.3
Basic Net Income Per Common Share	$0.97	$0.85	$3.03	$2.36
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	232,231,720	235,701,076	232,916,425	236,301,789
Plus: Dilutive Effect of Share-based Compensation	1,931,470	2,036,053	1,974,357	1,873,907
Average Common and Potential Common Shares	234,163,190	237,737,129	234,890,782	238,175,696
Earnings Allocated to Common and Potential Common Shares	$225.0	$201.0	$705.4	$558.4
Diluted Net Income Per Common Share	0.96	0.84	3.00	2.34
Note: For the three months ended September 30, 2015, there were no common stock equivalents excluded in the computation of diluted net income per common share. Common stock equivalents of 496,104 for the nine months ended September 30, 2015, and 1,071,654 and 1,671,849 for the three and nine months ended September 30, 2014, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Net Interest Income — The components of net interest income were as follows:
Table 55: Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Interest Income
Loans and Leases	$186.7	$184.8	$541.6	$553.5
Securities — Taxable	81.5	65.1	235.2	198.0
— Non-Taxable	1.1	1.6	3.7	5.7
Interest-Bearing Due from and Deposits with Banks (1)	27.0	30.9	82.3	96.6
Federal Reserve Deposits and Other	9.4	11.4	30.5	29.2
Total Interest Income	305.7	293.8	893.3	883.0
Interest Expense
Deposits	17.9	21.6	53.0	64.1
Federal Funds Purchased	0.1	0.5	0.4	1.1
Securities Sold Under Agreements to Repurchase	—	0.1	0.2	0.3
Other Borrowings	1.0	0.9	3.3	2.4
Senior Notes	11.7	11.6	35.2	42.8
Long-Term Debt	5.5	9.2	18.8	29.0
Floating Rate Capital Debt	0.6	0.6	1.7	1.7
Total Interest Expense	36.8	44.5	112.6	141.4
Net Interest Income	$268.9	$249.3	$780.7	$741.6
(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
15. Income Taxes — Income tax expense for the three- and nine- months ended September 30, 2015 of $118.6 million and $380.1 million was recorded representing an effective tax rate of 33.6% and 34.1%, respectively. The prior-year three- and nine- month provisions for income taxes were $99.7 million and $276.6 million, representing an effective tax rate of 32.8% for both the three and nine months then ended.

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Pension and Postretirement Health Care — The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three and nine months ended September 30, 2015 and 2014.
Table 56: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Service Cost	$9.5	$8.2	$28.4	$24.6
Interest Cost	11.1	11.1	33.5	33.3
Expected Return on Plan Assets	(24.1)	(24.4)	(72.3)	(73.3)
Amortization
Net Actuarial Loss	7.5	5.4	22.3	16.1
Prior Service Cost	(0.1)	(0.1)	(0.3)	(0.3)
Net Periodic Pension Expense	$3.9	$0.2	$11.6	$0.4

Net Periodic Pension Expense (Benefit) Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Interest Cost	$1.4	$1.8	$4.2	$5.3
Expected Return on Plan Assets	(1.5)	(1.8)	(4.4)	(5.3)
Net Actuarial Loss Amortization	0.4	(0.4)	1.2	(1.2)
Net Periodic Pension Expense (Benefit)	$0.3	$(0.4)	$1.0	$(1.2)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Service Cost	$0.9	$0.8	$2.7	$2.3
Interest Cost	1.3	1.2	3.8	3.6
Amortization
Net Actuarial Loss	1.8	1.5	5.5	4.4
Prior Service Cost	—	0.2	0.1	0.4
Net Periodic Pension Expense	$4.0	$3.7	$12.1	$10.7

Net Periodic Postretirement Expense (Benefit) Postretirement Health Care Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Service Cost	$—	$—	$0.1	$0.1
Interest Cost	0.3	0.4	1.0	1.1
Amortization
Net Actuarial (Gain)	—	(0.1)	—	(0.4)
Net Periodic Postretirement Expense	$0.3	$0.3	$1.1	$0.8
17. Share-Based Compensation Plans — The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units and performance stock units.

Notes to Consolidated Financial Statements (unaudited) (continued)

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2015 and 2014.
Table 57: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Restricted Stock Unit Awards	$11.8	$12.7	$38.7	$41.7
Stock Options	1.3	2.2	9.0	10.7
Performance Stock Units	3.7	3.1	11.2	8.9
Total Share-Based Compensation Expense	16.8	18.0	58.9	61.3
Tax Benefits Recognized	$6.4	$6.8	$22.2	$23.0
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
Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20 - 30% of the asset’s cost via an equity ownership in a trust with the remaining 70 - 80% provided by third-party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of September 30, 2015, and December 31, 2014, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $496.3 million and $547.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any undrawn commitments. As of September 30, 2015, and December 31, 2014, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $176.4 million and $208.9 million, respectively. As of September 30, 2015, and December 31, 2014, liabilities related to undrawn commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $12.1 million and $15.6 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Notes to Consolidated Financial Statements (unaudited) (continued)

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $13.1 million and $14.5 million, respectively, for the three months ended September 30, 2015 and 2014, and $39.6 million and $43.2 million, respectively, for the nine months ended September 30, 2015 and 2014.
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
Any potential future support of the Funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances and with careful consideration as to the potential impact on Northern Trust’s regulatory capital levels and other operational needs. As of September 30, 2015, Northern Trust has no exposure to loss from its implicit interest in such Funds as there are no current plans to provide any further support to the Funds.

19. Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $36.5 billion and $35.1 billion as of September 30, 2015, and December 31, 2014, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $4.3 billion and $4.5 billion as of September 30, 2015, and December 31, 2014, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with

Notes to Consolidated Financial Statements (unaudited) (continued)

these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2015, and December 31, 2014, subject to indemnification was $110.1 billion and $98.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2015, or December 31, 2014, related to these indemnifications.
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
For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2015, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $125 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible losses identified above.
A number of participants in Northern Trust’s securities lending program, which is associated with its asset servicing business, have commenced either individual lawsuits or purported class actions in which they claim, among other things, that Northern Trust failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). In 2013, Northern Trust recorded a $19.2 million pre-tax charge in connection with a settlement to resolve certain claims related to two of these lawsuits. Other lawsuits and claims related to securities lending are not part of the proposed settlement and remain pending.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
In June 2015, Northern Trust recorded a $99.9 million net pre-tax gain on the sale of 1.0 million of its Visa Class B common shares. This sale does not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. As of September 30, 2015, Northern Trust continued to hold approximately 5.2 million Visa Class B common shares, which are recorded at their original cost basis of zero.
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
All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.1 billion and $1.9 billion as of September 30, 2015, and December 31, 2014, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at September 30, 2015, also reflect reductions of $69.0 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $315.8 million and $1.2 billion, respectively, at December 31, 2014. Additional cash collateral received from and deposited with derivative counterparties totaling $24.3 million and $218.6 million, respectively,

Notes to Consolidated Financial Statements (unaudited) (continued)

as of September 30, 2015, and $19.6 million and $153.2 million, respectively, as of December 31, 2014, were not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $17.1 million and $27.4 million at September 30, 2015, and December 31, 2014, respectively, are not offset against derivative assets and liabilities in the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $391.4 million and $299.5 million at September 30, 2015, and December 31, 2014, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $348.2 million and $272.9 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2015, and December 31, 2014, of $43.2 million and $26.6 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at September 30, 2015, and December 31, 2014, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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
Table 58: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	September 30, 2015			December 31, 2014
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$244,510.8	$2,779.0	$2,751.9	$257,568.7	$4,149.5	$4,072.0
Interest Rate Contracts	6,046.3	139.1	136.1	5,353.8	105.5	101.3
Total	$250,557.1	$2,918.1	$2,888.0	$262,922.5	$4,255.0	$4,173.3

Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2015, and 2014.
Table 59: Location and Amount of Gains and Losses Recorded in Income

		Amount of Derivative Gain Recognized in Income
	Location of Derivative Gain Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)		2015	2014	2015	2014
Foreign Exchange Contracts	Foreign Exchange Trading Income	$62.9	$46.4	$209.3	$149.4
Interest Rate Contracts	Security Commissions and Trading Income	5.0	0.6	12.9	4.6
Total		$67.9	$47.0	$222.2	$154.0
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
Table 60: Notional and Fair Values of Designated Risk Management Derivative Financial Instruments

			September 30, 2015			December 31, 2014
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$2,632.5	$3.1	$27.2	$2,859.5	$12.7	$28.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	133.0	2.2	1,250.0	112.8	2.0
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	387.5	10.0	15.9	344.9	6.0	14.8
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	10.0	—	—	10.0	—	—
Available for Sale Investment Securities	Interest Rate Option Contracts	Interest Rate	925.0	7.6	—	625.0	1.3	—
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,957.7	28.9	4.2	1,795.4	118.9	3.4
Total			$7,162.7	$182.6	$49.5	$6,884.8	$251.7	$48.7

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the above, Sterling denominated debt, totaling $243.9 million at December 31, 2014, was designated as a hedge of the foreign exchange associated with the net investment in certain non-U.S. affiliates. This debt matured during the quarter ended March 31, 2015.
Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statements of income related to fair value hedges for the three and nine months ended September 30, 2015 and 2014.
Table 61: Location and Amount of Derivative Gains and Losses Recorded in Income

		Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Instrument		Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)			2015	2014	2015	2014
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(22.5)	$5.1	$(34.8)	$(21.9)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	43.7	5.8	45.8	66.0
Total			$21.2	$10.9	$11.0	$44.1
Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item, attributable to the hedged risk, are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, the “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and quarterly thereafter. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense. There was no ineffectiveness or changes in the fair value of hedged items recognized in income for fair value hedges accounted for under the “long-haul” method of accounting during the three- and nine- month periods ended September 30, 2015 and 2014.
Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for the hedged item. Balances in AOCI are reclassified to income when the hedged forecasted transaction impacts income. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of certain available for sale investment securities. For cash flow hedges of certain other available for sale investment securities and forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. For cash flow hedges of available for sale investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using regression analysis and any ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, to the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in income for cash flow hedges during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to income during the three and nine months ended September 30, 2015 and 2014.
Table 62: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Income

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Option Contracts (Before Tax)
Three Months Ended September 30,	2015	2014	2015	2014
Net Gain/(Loss) Recognized in AOCI	$1.8	$(6.9)	$4.6	$(0.7)
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	(1.0)	0.7	—	—
Interest Income	—	—	1.4	0.1
Other Operating Expense	(0.5)	—	—	—
Total	$(1.5)	$0.7	$1.4	$0.1

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Option Contracts (Before Tax)
Nine Months Ended September 30,	2015	2014	2015	2014
Net Gain/(Loss) Recognized in AOCI	$0.4	$(5.8)	$6.1	$(0.7)
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	(4.9)	3.4	—	—
Interest Income	—	—	3.8	0.1
Other Operating Expense	(1.3)	(0.2)	—	—
Total	$(6.2)	$3.2	$3.8	$0.1
During the three and nine months ended September 30, 2015 and 2014, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $5.5 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. It is estimated that a net gain of $4.8 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three and nine months ended September 30, 2015 and 2014. Amounts recorded in AOCI are reclassified to net income only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.
The following table provides net investment hedge gains and losses recognized in AOCI during the three and nine months ended September 30, 2015 and 2014.
Table 63: Net Investment Hedge Gains and Losses Recognized in AOCI

	Hedging Gain Recognized in OCI (Before Tax)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2015	2014	2015	2014
Foreign Exchange Contracts	$49.1	$106.2	$79.6	$74.3
Sterling Denominated Subordinated Debt	—	13.7	5.0	5.4
Total	$49.1	$119.9	$84.6	$79.7

Notes to Consolidated Financial Statements (unaudited) (continued)

Certain derivatives entered into for risk management purposes are not formally designated as hedges under GAAP. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans and forecasted foreign-currency-denominated transactions. For a description of the swap related to the sale of certain Visa Class B common shares, see “Level 3” under Note 3 – Fair Value Measurements. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.
Table 64: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

(In Millions)	September 30, 2015			December 31, 2014
	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$192.0	$0.4	$2.6	$246.3	$0.8	$5.3
Other Financial Derivatives (1)	114.8	—	10.9	—	—	—
Total	$306.8	$0.4	$13.5	$246.3	$0.8	$5.3

(1)	This line includes a swap related to the sale of certain Visa Class B common shares.
Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.
Table 65: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative (Loss) Recognized in Income	Amount of Derivative (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign Exchange Contracts	Other Operating Income	(6.3)	(10.1)	(8.4)	(9.3)
Other Financial Derivatives (1)	Other Operating Income	(0.2)	—	(11.5)	—
Total		$(6.5)	$(10.1)	$(19.9)	$(9.3)

(1)	This line includes a swap related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2015, and December 31, 2014.
Table 66: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

September 30, 2015
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,051.9	$1,002.1	$1,049.8	$—	$1,049.8
Interest Rate Swaps OTC	206.7	29.7	177.0	—	177.0
Interest Rate Swaps Exchange Cleared	76.1	51.6	24.5	—	24.5
Cross Product Netting Adjustment	—	14.6	—	—	—
Cross Product Collateral Adjustment	—	69.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,334.7	1,167.0	1,167.7	—	1,167.7
Total Derivatives Not Subject to a Master Netting Arrangement	766.4	—	766.4	—	766.4
Total Derivatives	3,101.1	1,167.0	1,934.1	—	1,934.1
Securities Purchased under Agreements to Resell (2)	$1,245.0	$—	$1,245.0	$1,245.0	$—

December 31, 2014
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$3,442.8	$1,889.8	$1,553.0	$—	$1,553.0
Interest Rate Swaps OTC	183.9	32.1	151.8	—	151.8
Interest Rate Swaps Exchange Cleared	48.4	13.1	35.3	—	35.3
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	315.8	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,675.1	2,257.1	1,418.0	—	1,418.0
Total Derivatives Not Subject to a Master Netting Arrangement	832.4	—	832.4	—	832.4
Total Derivatives	4,507.5	2,257.1	2,250.4	—	2,250.4
Securities Purchased under Agreements to Resell (2)	$1,000.0	$—	$1,000.0	$1,000.0	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3.2 billion and $3.6 billion as of September 30, 2015, and December 31, 2014, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $10.6 million and $62.7 million as of September 30, 2015, and December 31, 2014, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2015, and December 31, 2014.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2015, and December 31, 2014.
Table 67: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

September 30, 2015
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,373.9	$1,002.1	$1,371.8	$—	$1,371.8
Interest Rate Swaps OTC	113.9	29.7	84.2	—	84.2
Interest Rate Swaps Exchange Cleared	51.6	51.6	—	—	—
Other Financial Derivatives	10.9	—	10.9	—	10.9
Cross Product Netting Adjustment	—	14.6	—	—	—
Cross Product Collateral Adjustment	—	1,163.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,550.3	2,261.3	289.0	—	289.0
Total Derivatives Not Subject to a Master Netting Arrangement	400.7	—	400.7	—	400.7
Total Derivatives	2,951.0	2,261.3	689.7	—	689.7
Securities Sold under Agreements to Repurchase	$484.5	$—	$484.5	$484.5	$—

December 31, 2014
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$3,431.0	$1,889.8	$1,541.2	$—	$1,541.2
Interest Rate Swaps OTC	118.7	32.1	86.6	—	86.6
Interest Rate Swaps Exchange Cleared	13.1	13.1	—	—	—
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	1,232.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,562.8	3,173.3	389.5	—	389.5
Total Derivatives Not Subject to a Master Netting Arrangement	664.5	—	664.5	—	664.5
Total Derivatives	4,227.3	3,173.3	1,054.0	—	1,054.0
Securities Sold under Agreements to Repurchase	$885.1	$—	$885.1	$885.1	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.5 billion and $2.8 billion as of September 30, 2015, and December 31, 2014, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2015, and December 31, 2014.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Item 4. Controls and Procedures
As of September 30, 2015, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2015, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in “Note 19 — Contingent Liabilities” included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2015.
Table 68: Repurchases of Common Stock

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1-31, 2015	158,211	$76.68	158,211	13,546,526
August 1-31, 2015	1,068,077	75.39	1,068,077	12,478,449
September 1-30, 2015	688,662	69.48	688,662	11,789,787
Total (Third Quarter)	1,914,950	$73.37	1,914,950	11,789,787

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)
Repurchases were made pursuant to the repurchase program announced by the Corporation on April 22, 2015, under which the Corporation’s board of directors authorized the Corporation to repurchase up to 15.0 million shares of the Corporation’s common stock.  The repurchase program has no expiration date.

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 28, 2015	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2015	By:	/s/ Jane Karpinski
Jane Karpinski Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment Number Two, dated August 6, 2015 and effective January 1, 2015, to the Northern Trust Corporation Supplemental Thrift-Incentive Plan (as amended and restated effective as of January 1, 2008)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (2) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (3) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (5) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (6) Notes to Consolidated Financial Statements