Form 10-K
period 2015-12-31
NORTHERN TRUST CORP
filed 2016-02-29
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File No. 001-36609
_________________________________________________
NORTHERN TRUST CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street
Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 630-6000
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2/3 Par Value	The NASDAQ Stock Market LLC
Depositary Shares, each representing 1/1000th interest in a share of Series C
Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2015 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $17.7 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2016, 228,984,161 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

2015 Annual Report / Northern Trust Corporation	i

PART I
ITEM 1 – BUSINESS

Northern Trust Corporation
Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 19 U.S. states, Washington, D.C., and 20 international locations in Canada, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2015, the Corporation had consolidated total assets of $116.7 billion and stockholders’ equity of $8.7 billion.
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2015, the Bank had consolidated assets of $116.4 billion and common bank equity capital of $7.9 billion.
The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.
In addition to the following information regarding Northern Trust’s business, the reporting segment and geographic area information included in Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K is incorporated herein by reference.

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

CORPORATE & INSTITUTIONAL SERVICES
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including, but not limited to: global custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2015, total C&IS assets under custody were $5.6 trillion and assets under management were $648.0 billion.

WEALTH MANAGEMENT
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking.
Wealth Management is one of the largest providers of advisory services in the United States, with $506.3 billion in assets under custody and $227.3 billion in assets under management at December 31, 2015. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2015 Annual Report / Northern Trust Corporation	1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active, passive and engineered equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management. As discussed above, Northern Trust managed $875.3 billion in assets as of December 31, 2015, including $648.0 billion for C&IS clients and $227.3 billion for Wealth Management clients.

Competition
Northern Trust faces intense competition in all aspects and areas of its business. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and service companies, including other custodial banks, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, and investment counseling firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
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

FINANCIAL HOLDING COMPANY REGULATION
Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (BHCA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements, including enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other nondepository creditors.

2015 Annual Report / Northern Trust Corporation	2

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
In order to maintain the Corporation’s status as a financial holding company, the Bank, as the Corporation’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (CRA). In addition, as a result of the amendment of the BHCA by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), as discussed further below, the Corporation must remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies.

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
The Bank is registered provisionally with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act as a swap dealer. As a provisionally registered swap dealer, the Bank is subject to significant regulatory obligations regarding swap activity and the supervision, examination and enforcement power of the CFTC and other regulators. Certain of the Corporation’s other affiliates are registered with the CFTC as commodity trading advisors or commodity pool operators under the Commodity Exchange Act and are subject to that act and the associated rules and regulations of the CFTC.
The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve Board. Its broker-dealer subsidiary is registered with the U.S. Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, subject to the rules and regulations of both of these bodies. The Corporation’s broker-dealer subsidiary also is registered with the SEC and Municipal Securities Rulemaking Board as a municipal securities dealer. Several subsidiaries of the Corporation are registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. Other subsidiaries are regulated by state banking departments in various states. The Bank and other subsidiaries of the Corporation act as investment advisers to several mutual funds and other asset managers which are subject to regulation by the SEC under the Investment Company Act of 1940.

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

2015 Annual Report / Northern Trust Corporation	3

of 1940 requires the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.
Another component of the functional regulation relates to the application of federal commodity and derivatives laws and CFTC oversight of some bank commodity and derivatives activities, including swap-dealing activities.

THE DODD-FRANK ACT
The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, imposing significant new regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Corporation and its subsidiaries, including the Bank.

Enhanced Prudential Standards. The Dodd-Frank Act imposed enhanced prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation. The enhanced prudential standards include more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. The Federal Reserve Board has issued final rules implementing enhanced prudential standards for more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements. Under the final rules, the Corporation must submit annual capital plans to the Federal Reserve Board, be subject to supervisor-conducted periodic stress tests to evaluate capital adequacy in adverse economic conditions, conduct capital stress tests, implement enhanced risk management procedures, comply with a liquidity risk management framework (discussed below in “Liquidity Standards”), conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event. The Federal Reserve Board also has proposed rules that would implement aggregate credit exposure limits and early remediation requirements that are required to be established under sections 165 and 166 of the Dodd-Frank Act.
Resolution Planning. As required by Section 165(d) of the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a final rule requiring each U.S. bank holding company with at least $50 billion in total consolidated assets, including the Corporation, to submit periodically to regulators a resolution plan for such bank holding company’s rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule requiring insured depository institutions with more than $50 billion in total assets, including the Bank, to submit to the FDIC periodic plans for resolution in the event of such institution’s failure. The Corporation and the Bank submitted resolution plans pursuant to these rules in December 2015.  If the Federal Reserve Board and the FDIC jointly determine that the resolution plan submitted by the Corporation in December 2015 pursuant to Section 165(d) of the Dodd-Frank Act is not credible and the Corporation fails to address the deficiencies in a timely manner, the Corporation could be subject to more stringent capital, leverage or liquidity requirements, restrictions on growth, activities or operations, or be required to divest certain assets or operations.  The Corporation and the Bank have and will continue to focus management attention and substantial resources to meet regulatory expectations with respect to resolution planning.  A similar directive, the European Union Bank Recovery and Resolution Directive (BRRD), was adopted for European Union credit institutions, including certain of the Bank’s subsidiaries and branches, effective January 1, 2015.  In accordance with applicable Prudential Regulation Authority (PRA) guidance, a recovery plan for Northern Trust Global Services Limited (NTGSL), a UK incorporated indirect subsidiary of the Bank, has been prepared and will be reviewed at least annually.  Applicable PRA guidance requires institutions to produce resolution planning information in two phases.  In accordance with such guidance, a phase 1 resolution plan for NTGSL and the Bank’s London branch has been prepared and such information will be submitted to the PRA every two years.
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

2015 Annual Report / Northern Trust Corporation	4

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
The Volcker Rule. The Volcker Rule bans proprietary trading subject to exceptions for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The Volcker Rule also maintains significant restrictions on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds. A banking entity may “organize and offer” certain private funds only if certain requirements are satisfied. Moreover, a banking entity only may retain a limited ownership interest in such funds, and must monitor and track investments in such covered funds carefully to ensure that the ownership interest in the fund does not exceed regulatory thresholds. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the funds or permitting the funds to use the name of the bank. The Volcker Rule requires large banking entities, including the Corporation, to implement a detailed compliance program and, on an annual basis, requires the Chief Executive Officer of the banking entity to attest that the compliance program is reasonably designed to achieve compliance with the rule. Compliance with the Volcker Rule generally has been required since July 21, 2015, but the Federal Reserve Board has extended the conformance period for compliance with certain portions of the prohibition against sponsoring or investing in certain legacy covered funds until July 21, 2017. Northern Trust has conducted an enterprise-wide review of affected activities, taken steps to bring those activities into conformance, and has established an enterprise-wide compliance program to comply with the Volcker Rule. The full impact of the Volcker Rule on Northern Trust ultimately will depend on further interpretation and guidance by the regulatory agencies responsible for its enforcement. Northern Trust is monitoring developments with respect to the Volcker Rule actively and will revise further its operations and compliance programs as appropriate or required.
Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In addition, certain derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized nonbank affiliates. Title VII also will require certain persons to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The CFTC and SEC have finalized joint rules further defining these entities, and the CFTC, SEC and other U.S. regulators are in the process of adopting regulations to implement Title VII. The CFTC also has finalized many rules applicable to swap dealers and other swap market participants including business conduct standards for swap dealers, reporting and recordkeeping, mandatory central clearing for certain swaps, exchange-trading rules applicable to swaps, and regulatory requirements for cross-border swap activities. The SEC has finalized rules that, among other things, enhance the oversight of clearing and trading entities; require regulatory reporting of security-based swap information and the public dissemination of security-based swap transaction, volume, and pricing information by registered swap data repositories; and define the scope of swap data repository registration requirements, the scope of security-based swap dealer and major-security-based swap participant registration requirements, and certain regulatory requirements for cross-border swap activities. It is anticipated that the SEC will continue with its rulemaking process, which will further clarify, among other things, recordkeeping obligations, central clearing requirements, and exchange-traded requirements for security-based swaps. Additionally, in the fall of 2015, the U.S. banking agencies separately finalized rules requiring the posting and collection of margin by swap entities, including the Corporation and the Bank, for certain uncleared swaps. As noted above, the CFTC and SEC have yet to complete the implementation of Title VII, and the complete regulatory framework for swaps and security-based swaps continues to develop.
Incentive Compensation Arrangements. The Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain large financial institutions. No final rule has been issued to date.

HOLDING COMPANY SUPPORT UNDER THE FEDERAL DEPOSIT INSURANCE ACT
The Dodd-Frank Act amended the Federal Deposit Insurance Act (FDIA) to obligate the Federal Reserve Board to require bank holding companies, such as the Corporation, to serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this

2015 Annual Report / Northern Trust Corporation	5

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

CAPITAL PLANNING AND STRESS TESTING
The Corporation’s capital distributions are subject to Federal Reserve Board oversight. The major component of that oversight is the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) exercise, implementing its capital plan rules. These rules require bank holding companies having $50 billion or more in total consolidated assets (including the Corporation) to submit annual capital plans to their respective Federal Reserve Bank. The Corporation also is required to collect and report certain related data on a quarterly basis to allow the Federal Reserve Board to monitor progress against the annual capital plans. The CCAR exercise is an intensive assessment of the capital adequacy of bank holding companies as well as of the processes used by bank holding companies to assess their capital needs. Through CCAR, the Federal Reserve Board assesses whether bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The Corporation and other affected bank holding companies may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. The Federal Reserve Board may object to a capital plan for a number of reasons, including if the capital plan does not show that the covered bank holding company will meet, for each quarter throughout the nine-quarter planning horizon covered by the capital plan, all minimum regulatory capital ratios under applicable capital rules as in effect for that quarter, as well as all minimum regulatory capital ratios on a pro forma basis under the base case and stressful scenarios (including a severely adverse scenario provided by the Federal Reserve Board). The capital plan rules also stipulate that a covered bank holding company may not make a capital distribution, unless after giving effect to the distribution, it will meet all minimum regulatory capital ratios.  In evaluating a capital plan, the Federal Reserve considers both quantitative and qualitative factors.  Consistent with prior Federal Reserve Board guidance, CCAR rules provide that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny. The Corporation’s common stock dividend payout ratio was 35.3% in 2015.
The Corporation submitted its capital plan to the Federal Reserve Board in January 2015 as part of the Federal Reserve Board’s 2015 CCAR exercise, and the Federal Reserve Board did not object to the Corporation’s plan. Due to a change in the capital planning schedule, the Corporation will submit its 2016 capital plan to the Federal Reserve Board by April 5, 2016. The Federal Reserve Board has indicated that it expects to publish either its objection or non-objection to the 2016 capital plan and proposed capital actions, such as dividend payments and share repurchases, by June 30, 2016. The Corporation anticipates announcing its proposed 2016 capital plan distributions shortly thereafter.

2015 Annual Report / Northern Trust Corporation	6

In addition to the CCAR stress testing requirements, Federal Reserve Board regulations also include the new Dodd-Frank Act stress tests (DFAST). The CCAR and DFAST requirements substantially overlap, and the Federal Reserve Board implements them at the bank holding company level on a coordinated basis. Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually, and to conduct internal stress tests pursuant to regulatory requirements semi-annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline, adverse and severely adverse scenarios provided by the appropriate banking regulator. Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and published. Northern Trust published the results of its company-run stress tests on March 5, 2015, and the results of its company-run mid-cycle stress tests on July 29, 2015.

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
The risk-based capital guidelines that apply to the Corporation and the Bank are based upon the 2011 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board (Basel III). The Basel III rules are currently being phased in, and will come into full effect by January 1, 2022.
To implement Basel III for bank holding companies, including the Corporation, the Federal Reserve Board established risk-based and leverage capital guidelines. The federal banking regulators also established risk-based and leverage capital guidelines that FDIC-insured depository institutions, such as the Bank, are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Bank’s risk-based and leverage capital ratios remained strong at December 31, 2015, and were well above the minimum regulatory requirements established by U.S. banking regulators.
Under the final Basel III rules, the Corporation is one of a small number of “core” banking organizations. The rules require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to disclose publicly certain information about their risk profiles and capital adequacy. In order to implement the capital rules, a core banking organization, such as the Corporation, is required to complete satisfactorily a parallel run, in which it calculates capital requirements under both the Basel III rules and previously effective regulations. The Corporation and the Bank completed their parallel runs in 2014 and are required to use the advanced approaches methodologies to calculate and disclose publicly their risk-based capital ratios.
Pursuant to the Federal Reserve Board’s implementation in the final Basel III rules of a provision of the Dodd-Frank Act, the Corporation is subject to a capital floor that is based on the Basel III standardized approach. The Corporation is therefore required to calculate its risk-based capital ratios under both the standardized and advanced approaches, and is subject to the more stringent of the risk-based capital ratios as calculated under the standardized approach and the advanced approach in the assessment of its capital adequacy.
The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2015

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	11.9%	10.8%	12.5%	11.4%	14.2%	13.2%	7.5%	7.5%	6.2%
The Northern Trust Company	11.6%	10.4%	11.6%	10.4%	13.1%	12.0%	6.7%	6.7%	5.6%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	N/A
“Well-capitalized” minimum ratio	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	N/A

In addition to the above, beginning in 2018, advanced approaches institutions, such as the Corporation and the Bank, must comply with a supplementary leverage ratio. Under the supplementary leverage ratio rule, advanced approaches institutions

2015 Annual Report / Northern Trust Corporation	7

will be subject to a minimum supplementary leverage ratio of 3.0%. Insured depository institutions that are advanced approaches institutions, such as the Bank, also will be required to maintain at least a 3.0% supplementary leverage ratio to be considered “well-capitalized” under the rule. The supplementary leverage ratio differs from the leverage ratio in that the leverage ratio does not take into account certain off-balance-sheet assets and exposures that are reflected in the supplementary leverage ratio.
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

LIQUIDITY STANDARDS
In addition to capital adequacy standards, Basel III introduced two quantitative liquidity standards: a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR). The LCR is intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. In September 2014, the U.S. banking agencies finalized rules to implement the LCR in the United States for large banking organizations, such as the Corporation and the Bank. Among other things, the finalized LCR rules require covered banking organizations, which include the Corporation and the Bank, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a thirty-calendar-day standardized supervisory liquidity stress scenario. The LCR is being phased in, with full implementation beginning on January 1, 2017. Currently, Northern Trust is required to calculate its LCR on a monthly basis. Daily calculation of the LCR will be required beginning in July 2016. Additionally, on November 24, 2015, the Federal Reserve Board proposed rules that would require large banking organizations, such as the Corporation, to disclose publicly certain LCR information on a quarterly basis.
The NSFR requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities. More specifically, the NSFR requires that the ratio of available stable funding relative to the amount of required stable funding be equal to at least 100% on an ongoing basis. The Basel Committee finalized its NSFR rules in October 2014, to be implemented by the Federal Reserve Board as a minimum standard by January 1, 2018. The Federal Reserve Board has not yet issued a proposal to implement the NSFR.
The enhanced prudential standards (discussed above) specify certain liquidity risk management practices to be followed by covered large U.S. banks and bank holding companies, including the Corporation and the Bank. These practices include an independent review of liquidity risk management and the establishment of cash flow projections, a contingency funding plan, and liquidity risk limits. The Corporation’s Board of Directors (Board) also is required to establish and maintain a liquidity buffer of unencumbered HQLAs based on the results of internal liquidity stress testing. This liquidity buffer must be tailored to Northern Trust’s business risks and is in addition to other liquidity requirements, such as the LCR and NSFR discussed above. The enhanced prudential standards also establish requirements and responsibilities for the Board of Directors and its Business Risk Committee with respect to liquidity risk management. The enhanced prudential standards require Northern Trust to engage in liquidity stress testing under multiple stress scenarios and time horizons tailored to its specific products and risk profile. In January 2015, the Board of Directors approved a new Liquidity Management Policy establishing the principles and guidelines for the Corporation to govern the processes and activities for the management of its liquidity position. Among other matters, this Policy includes limits and thresholds related to the enhanced prudential standards liquidity buffer and the LCR.

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

2015 Annual Report / Northern Trust Corporation	8

total consolidated assets of $50 billion or more. The proposed rule incorporates the Section 166 “early remediation requirements.” Similar to prompt corrective action, the early remediation requirements would require firms subject to the proposal to take increasingly stringent corrective measures as the firm’s financial condition deteriorates. No final rule implementing Section 166 has been issued to date and the final rules implementing Section 165 indicate that the Federal Reserve Board is continuing to consider the comments it received to the proposal.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS
As an insured depository institution, the Bank is subject to restrictions which govern transactions between FDIC-insured banks and any affiliated entity, whether that entity is the Corporation, as the bank’s parent holding company, a holding company affiliate of the Bank or a subsidiary of the Bank. Regulation W restrictions apply to certain “covered transactions,” including extensions of credit, issuance of guarantees, investments or asset purchases. In general, these restrictions require that any extensions of credit must be secured fully with qualifying collateral and are limited, as to any one of the Corporation or such nonbank affiliates, to 10% of the Bank’s capital stock and surplus, and, as to the Corporation and all such nonbank affiliates in the aggregate, to 20% of the Bank’s capital stock and surplus. These restrictions are also applied to transactions between the Bank and its financial subsidiaries. Furthermore, these transactions must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies (i.e., at arm’s length).
The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which the Corporation or an affiliate serves as an investment adviser. The ability of the Federal Reserve Board to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators. In addition, the provision in Section 23A that had permitted the Bank to engage in covered transactions with a financial subsidiary of the Bank in an amount greater than 10% (but less than 20%) of the Bank’s capital and surplus has been eliminated.
The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions, including the Bank. These restrictions include, among others, limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans (including credit exposures related to derivatives, repurchase agreements and securities lending arrangements) to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act enhanced these restrictions and also imposed restrictions on the purchase or sale of assets between banking institutions and insiders.

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

2015 Annual Report / Northern Trust Corporation	9

DEPOSIT INSURANCE AND ASSESSMENTS
The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limit. The current limit for FDIC insurance for deposit accounts is $250,000 for each depositor account. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions. Certain liquid assets are excluded from the deposit insurance assessment base of custody banks that satisfy certain institutional eligibility criteria. This has the effect of reducing the amount of deposit insurance fund insurance premiums due from custody banks. In October 2015, the FDIC proposed a surcharge assessment on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, in connection with the Dodd-Frank Act requirement to increase the Deposit Insurance Fund’s minimum reserve ratio from 1.15% to 1.35% without increasing the assessments of small insured depository institutions.

MONEY MARKET MUTUAL FUNDS
On July 23, 2014, the SEC approved final rules implementing money market mutual fund reform, which, among other things, require institutional prime money market funds to maintain a floating net asset value and implement procedures that may restrict redemption in certain circumstances through the imposition of liquidity fees and gates against investor redemptions. The implementation of these rules will occur in phases through October 2016. Money market mutual fund reforms also have been proposed by the European Union (EU). A legislative proposal for a regulation on money market mutual funds was published by the EU on April 9, 2013, although the legislative process with respect to the proposed regulation is continuing and the timing of its completion remains unclear. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions, and began to be phased in beginning January 12, 2016. Further regulation containing the technical detail of the regulation has yet to be published, which will delay the effective date of certain provisions.

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

2015 Annual Report / Northern Trust Corporation	10

NON-U.S. REGULATION
Northern Trust’s non-U.S. branches and subsidiaries are subject to the laws and regulatory authorities of the jurisdictions in which they operate. For example, branches and subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the PRA or the Financial Conduct Authority (FCA) and regulated by the FCA and, in some instances, also the PRA. The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the European Economic Area (EEA). Moreover, Northern Trust’s non-European branches and subsidiaries conducting financial services activities also may be within the scope of these laws, given the increasing extraterritorial effect of European legislation.
On July 23, 2014, the EU published a directive, referred to as UCITS V, on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities. UCITS V will go into effect on March 18, 2016, subject to certain grandfathering provisions. Although secondary legislation setting out technical details and regulatory guidance with respect to UCITS V have yet to be adopted, UCITS V will introduce rules for a depositary, rules on remuneration policies for certain staff and a sanctions regime for noncompliance.
A number of other regulations that may affect Northern Trust’s operations have been or currently are being implemented in Europe, including the Alternative Investment Fund Managers Directive (AIFMD), the European Market Infrastructure Regulation (EMIR), the Capital Requirements Directive IV (CRD IV), the FCA’s Client Assets Sourcebook rules (CASS), revisions to the Markets in Financial Instruments Directive (MiFID II) and the BRRD. The EU and some member states also are considering bank structural reform. On January 29, 2014, the EU published a proposal that would prohibit proprietary trading by in-scope banking groups and potentially require that trading activities only be carried out by a trading entity legally, economically and operationally separate from the deposit-taking entities within the banking group. The legislative process is continuing and the timing and content of the final legislative act remains unclear. Northern Trust works diligently to comply with applicable EU rules and regulations, and also monitors the development of EU proposals that might create challenges or opportunities for it.
Additionally, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2015, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Staff
Northern Trust employed approximately 16,200 full-time equivalent staff members as of December 31, 2015.

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

•	Average Consolidated Balance Sheets with Analysis of Net Interest Income for the years ended December 31, 2015, 2014 and 2013.

•	Changes in Net Interest Income for the years ended December 31, 2015 and 2014.

•	Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale as of December 31, 2015.

•	Remaining Maturity of Selected Loans and Leases as of December 31, 2015.

•	Distribution of Non-U.S. Loans by Type as of December 31, 2015, 2014, 2013, 2012 and 2011.

•	Allowance for Credit Losses Related to Non-U.S. Operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

•	Analysis of Allowance for Credit Losses for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

•	Average Deposits by Type as of December 31, 2015, 2014 and 2013.

•	Distribution of Non-U.S. Deposits by Type as of December 31, 2015, 2014 and 2013.

•	Remaining Maturity of Time Deposits $100,000 or More as of December 31, 2015.

2015 Annual Report / Northern Trust Corporation	11

•	Average Rates Paid on Interest-Related Deposits by Type for the years ended December 31, 2015, 2014 and 2013.

•	Selected Average Assets and Liabilities Attributable to Non-U.S. Operations for the years ended December 31, 2015, 2014 and 2013.

•	Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets for the three years ended December 31, 2015, 2014 and 2013.

•	Non-U.S. Outstandings as of December 31, 2015, 2014 and 2013.

•	Purchased Funds as of December 31, 2015, 2014 and 2013.

The following statistical disclosures, included under Items 6, 7 and 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

•
Item 6, “Selected Financial Data,” includes the Corporation’s consolidated return on average common equity, return on average assets, dividend payout ratio and ratio of average equity to average assets.

•
The “Securities Held to Maturity and Available for Sale” table (Item 7) provides the book values of investments in obligations of the U.S. government, states and political subdivisions, and other held to maturity and available for sale securities as of December 31, 2015, 2014 and 2013.

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

•	The “Allowance for Credit Losses” section (Item 7) provides a discussion of the factors which influenced management’s judgment in determining the provision for credit losses.

•	Note 6, “Loans and Leases,” (Item 8) provides the Corporation’s forgone interest income on nonaccrual loans, as well as a description of the nature of non-U.S. loans.

•	Note 1, “Summary of Significant Accounting Policies,” (Item 8) provides a discussion of Northern Trust’s policy for placing loans on non-accrual status.

•
Further discussion of Northern Trust’s management of credit risk with respect to the provision and allowance for credit losses are provided in the following information that is incorporated herein by reference to the notes to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

•Note 1, “Summary of Significant Accounting Policies”:
•H. Loans and Leases.
•I. Allowance for Credit Losses.
•L. Other Real Estate Owned.
•Note 6, “Loans and Leases.”
•Note 7, “Allowance for Credit Losses.”
•Note 8, “Concentrations of Credit Risk.”
•Note 27, “Off-Balance Sheet Financial Instruments.”

2015 Annual Report / Northern Trust Corporation	12

ITEM 1A – RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the risk factors that we have identified as being most significant to Northern Trust. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock and other securities; reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients and counterparties have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers, which may affect adversely our ability to raise capital and secure other funding or the prices at which we are able to do so. Further, additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could affect us adversely. We cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.
These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Forward-looking statements and other factors that may affect future results are discussed under “Forward-Looking Statements” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Market Risks
Market volatility and/or a downturn in economic conditions may affect our earnings negatively.
Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. Fees for many of our products and services are based on the market value of assets under management, custody or administration; the volume of transactions processed; securities lending volume and spreads; and fees for other services rendered, all of which may be impacted negatively by market volatility and/or a downturn in economic conditions. For example, downturns in equity markets and decreases in the value of debt-related investments resulting from market disruption, illiquidity or other factors have historically reduced the valuations of the assets we manage or service for others, which generally impacted our earnings negatively. Market volatility and/or weak economic conditions also may affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for certain products and services that we provide. Such conditions also may affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs and higher provision for credit losses, all of which would reduce our earnings.

Changes in interest rates can affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. Although the Federal Reserve Board recently raised the target Federal Funds rate range, interest rates generally remain near historical lows. The low interest rate environment that has persisted since the 2007-2008 global financial crisis, and that may persist in 2016 and beyond, has had, and may continue to have, a negative impact on our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A continued low interest rate environment also may have a negative impact on our fees earned on certain of our products. For example, since 2009, we have waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Low net interest margins and fee waivers each negatively impact our earnings.
A rise in interest rates also may affect us negatively if, for example, such a rise causes: our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower performance, yield and fees; a decline in the value of securities held in our portfolio of investment securities, resulting in decreased levels of capital and liquidity; or higher funding costs.
Further, although we have policies and procedures in place to assess and mitigate potential impacts of interest rate risks, if our assumptions about any number of variables are incorrect, these policies and procedures to mitigate risk may be ineffective, which could impact earnings negatively.
Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, for a more detailed discussion of interest rate and market risks we face.

2015 Annual Report / Northern Trust Corporation	13

Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies may reduce our earnings and affect our growth prospects negatively.
The monetary and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on interest rates and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing, which are important factors in our earnings. The actions of the Federal Reserve Board or other regulatory authorities also may reduce the value of financial instruments we hold. Further, their policies can affect our borrowers by increasing interest rates or making sources of funding less available, which may increase the risk that borrowers fail to repay their loans from us. Changes in monetary and other governmental policies are beyond our control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.

Uncertainty about the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices. Economic challenges faced in various foreign markets, including negative interest rates in some jurisdictions or continuing declines in oil prices, and any disruptions related to such challenges, may impact our earnings negatively.

Declines in the value of securities held in our investment portfolio can affect us negatively.
Our investment securities portfolio represents a greater proportion, and our loan and lease portfolios represent a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market values available from third-party sources, may fluctuate as a result of market volatility and economic or financial market conditions. For example, the global financial crisis of 2007–08 and resultant period of economic turmoil and financial market disruption affected negatively the liquidity and pricing of securities, generally, and asset-backed and auction rate securities, in particular. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

Volatility levels and fluctuations in foreign currency exchange rates may affect our earnings.
We provide foreign exchange services to our clients, primarily in connection with our global custody business. Foreign currency volatility influences our foreign exchange trading income as does the level of client activity. Foreign currency volatility and changes in client activity may result in reduced foreign exchange trading income. Fluctuations in exchange rates may raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other or offset each other in different time periods. We also are exposed to non-trading foreign currency risk as a result of our holdings of non-U.S. dollar denominated assets and liabilities, investments in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense.
We have policies and procedures in place to assess and mitigate potential impacts of foreign exchange risks, including hedging-related strategies. Any failure or circumvention of our procedures to mitigate risk may impact earnings negatively. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, for a more detailed discussion of market risks we face.

Changes in a number of particular market conditions can affect our earnings negatively.
In past periods, reductions in the volatility of currency-trading markets, the level of cross-border investing activity, and the demand for borrowing securities or willingness to lend such securities have affected our earnings from activities such as foreign exchange trading and securities lending negatively. If these conditions occur in the future, our earnings from these activities may be affected negatively. In a few of our businesses, such as securities lending, our fee is calculated as a

2015 Annual Report / Northern Trust Corporation	14

percentage of our client’s earnings, such that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. For example, the global financial crisis of 2007-08 and resultant period of economic turmoil and financial market disruption produced losses in some securities lending programs, reduced borrower demand and led some clients to withdraw from these programs. A return of these conditions in the future could result in additional withdrawals and decreased activity, which could impact our earnings negatively.

Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:

•	failures of technological systems or breaches of security measures, including, but not limited to, those resulting from cyber-attacks;

•	human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;

•	theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;

•	defects or interruptions in computer or communications systems;

•
breakdowns in processes, over-reliance on manual processes, which are inherently more prone to error than automated processes, breakdowns in internal controls or failures of the systems and facilities that support our operations;

•	unsuccessful or difficult implementation of computer systems upgrades;

•	defects in product design or delivery;

•	difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from third-party vendors;

•	negative developments in relationships with key counterparties, third-party vendors, employees or associates in our day-to-day operations; and

•	external events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or acts of terrorism.

While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate effectively these risks or we may fail to identify or fully understand the implications and risks associated with changes in the financial markets or our businesses—particularly as we expand our geographic footprint, product pipeline and client types—and consequently fail to enhance our controls and business continuity plans to address those changes in an adequate or timely fashion. If our controls and business continuity plans do not address the factors noted above and operate to mitigate the associated risks successfully, such factors may have a negative impact on our business, financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

Failures of our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and our proprietary information, and security breaches – including cyber-attacks – could expose us to a risk of loss of this information. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary information. Information security risks for large financial institutions like us are significant in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
The third parties with which we do business also are susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be affected adversely, perhaps materially, by failures, terminations, errors or malfeasance by,

2015 Annual Report / Northern Trust Corporation	15

or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business. In addition, our clients often use their own devices, such as computers, smart phones and tablets, to manage their accounts, which may heighten the risk of system failures, interruptions or security breaches.
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Although we have not suffered a material breach of our systems, we and our clients have been subject to cyber-attacks, and it is possible that we could suffer a material breach in the future. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We expect to continue to face increasing cyber-threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. If a breach of our security occurs, we could be the subject of legal claims or proceedings, including regulatory investigations and actions, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients, each of which could have a negative effect on our business, financial condition and results of operations. Further, even if not directed at us, attacks on financial or other institutions important to the overall functioning of the financial system could affect, directly or indirectly, aspects of our business.

The systems and models we employ to analyze, monitor and mitigate risks, as well as for other business purposes, are inherently limited, may be not be effective in all cases and, in any case, cannot eliminate all risks that we face.
We use various systems and models in analyzing and monitoring several risk categories, as well as for other business purposes. However, these systems and models are inherently limited because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to quantify accurately the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which ultimately could have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss or noncompliance with regulatory requirements or expectations.

Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or have a negative effect on our earnings in other ways.
In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for ourselves that involve very large amounts of money. Failure to manage or mitigate operational risks properly can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

Our dependence on technology exposes us to risks that also can result in losses.
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, we must constantly improve and update our information technology infrastructure. Updating these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to and invest in changes and advancements in technology could limit our ability to attract and retain clients, prevent us from offering products and services comparable to

2015 Annual Report / Northern Trust Corporation	16

those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.

A failure or circumvention of our controls and procedures could have a material adverse effect on our business, financial condition and results of operations.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations. If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. In addition, there are risks that individuals, either employees or contractors, consciously circumvent established control mechanisms by, for example, exceeding trading or investment management limitations, or committing fraud.

Failure of any of our third-party vendors to perform can result in losses.
Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, and network access. Our use of third-party vendors exposes us to the risk that such vendors may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could have a negative effect on our ability to deliver products and services to our clients and conduct our business. Replacing these third-party vendors or performing the tasks they perform for ourselves could create significant delay and expense.

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our business, we are subject to risks of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets, in which we have been expanding our business activities. Our non-U.S. operations accounted for 29% of our revenue in 2015. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Further, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
We actively strive to optimize our geographic footprint. This optimization may occur by establishing operations in lower-cost locations or by outsourcing to third-party vendors in various jurisdictions. These efforts expose us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery.
In addition, we are subject in our global operations to rules and regulations relating to corrupt and illegal payments and money laundering, laws relating to doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act, and the UK Bribery Act, and economic sanctions and embargo programs administered by the U.S. Office of Foreign Assets Control and similar agencies worldwide. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties with whom we deal, presents

2015 Annual Report / Northern Trust Corporation	17

the risk that we may be found in violation of such rules, regulations, laws or programs and any such violation could subject us to significant penalties or affect our reputation adversely.

Failure to control our costs and expenses adequately could affect our earnings negatively.
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Failure to control these and other costs could affect our earnings negatively and reduce our competitive position.

Acts of terrorism, natural disasters, pandemics and global conflicts may have a negative impact on our business and operations.
Acts of terrorism, natural disasters, pandemics, global conflicts or other similar catastrophic events could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact the purchase of our products and services negatively to the extent that those acts or conflicts result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, war, terror attacks, political unrest, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

Credit Risks
Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings.
We evaluate extensions of credit before we make them and then provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessments and accurately estimating the impacts of those factors. Allowances that prove to be inadequate may require us to realize increased provisions for credit losses or write down the value of certain assets on our balance sheet, which in turn would affect earnings negatively.

Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.
Credit risk levels and our earnings also can be affected by weakness in the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit. Adverse changes in the financial performance or condition of our borrowers resulting from weakened economic conditions could impact the borrowers’ abilities to repay outstanding loans, which could in turn impact our financial condition and results of earnings negatively.

The failure or instability of any of our significant counterparties could expose us to loss.
The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. In recent years the consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, our financial condition and our results of operations.

2015 Annual Report / Northern Trust Corporation	18

Liquidity Risks
If we do not effectively manage our liquidity, our business could suffer.
Liquidity is essential for the operation of our business. Market conditions, unforeseen outflows of funds or other events could have a negative effect on our level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost and in a timely manner. If our access to stable and low-cost sources of funding, such as customer deposits, are reduced, we may need to use alternative funding, which could be more expensive or of limited availability. Recent regulatory changes relating to liquidity and risk management also may impact us negatively. Various regulations recently adopted or proposed, and additional regulations under consideration, impose or could impose more stringent liquidity requirements for large financial institutions, including the Corporation and the Bank. Given the overlap and complex interactions of these regulations with other regulatory changes, the full impact of the adopted and proposed regulations remains uncertain until their full implementation. For more information on these regulations and other regulatory changes, see “Supervision and Regulation—Liquidity Standards” in Item 1, “Business.” Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.

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
We may need to raise additional capital to provide sufficient resources to meet our business needs and commitments, to accommodate the transaction and cash management needs of our clients, to maintain our credit ratings in response to regulatory changes, including capital rules, or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely.

Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could affect our borrowing costs, capital costs and liquidity adversely.
Rating agencies publish credit ratings and outlooks on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. Our credit ratings are subject to ongoing review by the rating agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as rating-agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.
Downgrades in our credit ratings may affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity adversely. A failure to maintain an acceptable credit rating also may preclude us from being competitive in certain products. Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us, our clients may reduce or place limits on the level of services we provide them or seek other service providers, or our prospective clients may select other service providers, all of which may have other adverse effects on our business.
The risk that we may be perceived as less creditworthy relative to other market participants is higher in a market environment in which the consolidation, and in some instances failure, of financial institutions, including major global financial institutions, could result in a smaller number of larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our

2015 Annual Report / Northern Trust Corporation	19

clients, on our or our clients’ behalf, will be compromised materially. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.

Our success with large, complex clients requires substantial liquidity.
A significant portion of our business involves providing certain services to large, complex clients, which, by their nature, require substantial liquidity. Our failure to manage successfully the liquidity and balance sheet issues attendant to this portion of our business may have a negative impact on our ability to meet client needs and grow.

Regulatory and Legal Risks
Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
Virtually every aspect of our business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank and many of the Corporation’s other subsidiaries are regulated heavily by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are directed specifically at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not our stockholders or other security holders. The Corporation and its subsidiaries also are regulated heavily by bank, securities and other regulators globally. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, failure to comply with new requirements or with future changes in laws or regulations may impact our results of operations and financial condition negatively.

The ongoing implementation of the Dodd-Frank Act may have a material effect on our operations.
The Dodd-Frank Act, which became law in July 2010, has had, and will continue to have, a significant impact on the regulatory and compliance structure in which we operate. There remains uncertainty surrounding the manner in which certain of the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies as these provisions still require final rules to be promulgated. Further changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise affect our business adversely. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Changes in regulatory capital requirements could result in reduced earnings.
The Dodd-Frank Act and the implementation of Basel III have led to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios, and could impact the capital allocations to various business activities. The ultimate impact of the evolving capital and liquidity standards on us will depend on a number of factors, including the interpretation and implementation of capital and leverage requirements by the U.S. banking regulators. Increased capital requirements ultimately could impact the profitability of certain of our business activities, require changes to certain business practices or otherwise affect our business and earnings adversely. See “Supervision and Regulation” under Item 1, “Business,” for a further discussion of the various capital and liquidity requirements to which we are, and in the future may be, subject.

The implementation of money market mutual fund reform could lower the desirability of money market mutual funds for investors and reduce the profitability of money market mutual funds for sponsors.
On July 23, 2014, the SEC approved final rules implementing money market mutual fund reform, which, among other things, require institutional prime money market funds to maintain a floating net asset value and implement procedures that may restrict redemption in certain circumstances through the imposition of liquidity fees and gates against investor redemptions. The implementation of these rules could lower investor demand for money market mutual funds, reduce the profitability of our money market mutual fund products or otherwise affect our business, earnings, or financial condition adversely. The implementation of these rules is occurring in phases through October 2016.

Further intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face and make compliance with the evolving laws and regulations applicable to banks and other financial services companies more difficult and costly.
In the past several years, various regulatory bodies have demonstrated heightened enforcement scrutiny through many regulatory initiatives, including anti-money-laundering rules, anti-bribery laws, and loan-modification requirements. These

2015 Annual Report / Northern Trust Corporation	20

and other regulatory requirements have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. Governments may take further actions to change significantly the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully, and also may impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk is heightened when we act as a fiduciary for our clients and may be further heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Claims made or actions brought against us, whether founded or unfounded, may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation is often substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently affecting our earnings negatively.

We may be impacted adversely by regulatory enforcement matters.
In the ordinary course of our business, we are subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be directed specifically at us. In conjunction with enforcement matters, we may face claims for disgorgement, the imposition of civil and criminal penalties or the imposition of other remedial sanctions, any of which could have an adverse impact on us.

We may fail to set aside adequate reserves for, or otherwise underestimate our liability relating to, pending and threatened claims, with a negative effect on our earnings.
We estimate our potential liability for pending and threatened claims, and record reserves when appropriate pursuant to GAAP, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is inherently subject to risk, including the risks that a judge or jury could decide a case contrary to our evaluation of the law or the facts or that a court could change or modify existing law on a particular issue important to the case. Our earnings will be affected adversely to the extent that our reserves are not adequate.

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could affect our earnings negatively.
Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important. Failure to comply with the terms of governing documents and applicable laws, manage adequately risks or manage appropriately the differing interests often involved in the exercise of fiduciary responsibilities may subject us to liability or cause client dissatisfaction, which may impact negatively our earnings and growth.

Strategic Risks
If we do not execute strategic plans successfully, we will not grow as we have planned and our earnings growth will be impacted negatively.
Our growth depends upon successful, consistent execution of our business strategies. A failure to execute these strategies will impact growth negatively. A failure to grow organically or to integrate successfully an acquisition could have an adverse effect on our business. The challenges arising from generating organic growth or the integration of an acquired business may include preserving valuable relationships with employees, clients, suppliers and other business partners,

2015 Annual Report / Northern Trust Corporation	21

delivering enhanced products and services, as well as combining accounting, data processing and internal control systems. To the extent we enter into transactions to acquire complementary businesses and/or technologies, we may not achieve the expected benefits of such transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation. These risks may be increased if the acquired company operates internationally or in a geographic location where we do not already have significant business operations.
Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the Federal Reserve Board and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. Further, acquisitions we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.

Competition for our employees is intense, and we may not be able to attract and retain key personnel.
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively. Competition for the best employees in most activities in which we engage can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain key personnel. Factors that affect our ability to attract and retain talented and diverse employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These regulations may not apply to some of our competitors and to other institutions with which we compete for talent. The unexpected loss of services of key personnel, both in businesses and corporate functions, could have a material adverse impact on our business because of their skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, could affect our clients’ perception of our abilities adversely.

We are subject to intense competition in all aspects of our businesses, which could have a negative effect on our ability to maintain satisfactory prices and grow our earnings.
We provide a broad range of financial products and services in highly competitive markets. We compete against large, well-capitalized, and geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for other types of institutions to offer a variety of products and services competitive with certain areas of our business. Many of these nontraditional service providers have fewer regulatory constraints and some have lower cost structures. The same may be said for competitors based in non-U.S. jurisdictions, where legal and regulatory environments may be more favorable than those applicable to the Corporation and the Bank as U.S.-domiciled financial institutions. These competitive pressures may have a negative effect on our earnings and ability to grow. Furthermore, pricing pressures, as a result of the willingness of competitors to offer comparable or improved products or services at a lower price, may result in a reduction in the price we can charge for our products and services, which could have a negative effect on our ability to maintain or increase our profitability.

Damage to our reputation could have a direct and negative effect on our ability to compete, grow and generate revenue.
Damage to our reputation for delivery of a high level of service undermines the confidence of clients and prospects in our ability to serve them and therefore could affect our earnings negatively. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation ultimately would have an adverse effect on our ability to manage our balance sheet or grow our business. The global financial crisis of 2007-08 and resultant political and public sentiment regarding financial institutions have resulted in a significant amount of adverse media coverage of financial institutions. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively. Further, the proliferation of social media websites utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, which could harm our reputation or have other negative consequences.

2015 Annual Report / Northern Trust Corporation	22

We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

Failure to understand or appreciate fully the risks associated with development or delivery of new product and service offerings will affect our businesses and earnings negatively.
The success of our innovation efforts depends, in part, on the successful implementation of new product and service initiatives. Not only must we keep pace with competitors in the development of these new offerings, but we must accurately price them (as well as existing products) on a risk-adjusted basis and deliver them to clients effectively. Our identification of risks arising from new products and services, both in their design and implementation, and effective responses to those identified risks, including pricing, is key to the success of our efforts at innovation and investment in new product and service offerings.

Our success with large, complex clients requires an understanding of the market and legal, regulatory and accounting standards in various jurisdictions.
A significant portion of our business involves providing certain services to large, complex clients which require an understanding of the market and legal, regulatory and accounting standards in various jurisdictions. Any failure to understand, address or comply with those standards appropriately could affect our growth prospects or affect our reputation negatively. We identify and manage risk through our business strategies and plans and our risk management practices and controls. If we fail to identify and manage significant risks successfully, we could incur financial loss, suffer damage to our reputation that could restrict our ability to grow or conduct business profitably, or become subject to regulatory penalties or constraints that could limit some of our activities or make them significantly more expensive. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to understand fully the implications of changes in legal or regulatory requirements, our businesses or the financial markets or fail to enhance our risk framework to address those changes in a timely fashion. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, legal and regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations. These risks are magnified as client requirements become more complex and as our increasingly global business requires end-to-end management of operational and other processes across multiple time zones and many inter-related products and services.

Failure to produce adequate and competitive returns can affect our earnings and growth prospects negatively.
We derive a significant portion of our revenues from our investment management, fiduciary and asset-servicing businesses. If we do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have greater difficulty maintaining existing business and attracting new business, which would affect our earnings negatively.

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

2015 Annual Report / Northern Trust Corporation	23

Other Risks
Changes in tax laws and interpretations and tax challenges may affect our earnings negatively.
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
In the course of our business, we are sometimes subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which may require a greater provision for taxes or otherwise affect earnings negatively.

Changes in accounting standards may be difficult to predict and could have a material impact on our consolidated financial statements.
New accounting standards, changes to existing accounting standards, or changes in the interpretation of existing accounting standards by the Financial Accounting Standards Board, the International Accounting Standards Board, the SEC or bank regulatory agencies, or otherwise reflected in GAAP, potentially could have a material impact on our financial condition and results of operations. These changes are difficult to predict and in some cases we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, or even the restatement of consolidated financial statements for prior periods.

Our ability to return capital to stockholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, applicable provisions of Delaware law, or our failure to pay full and timely dividends on our preferred stock and the terms of our outstanding debt.
Holders of our common stock are entitled to receive only such dividends and other distributions of capital as our Board of Directors may declare out of funds legally available for such payments under Delaware law. Although we have declared cash dividends on shares of our common stock historically, we are not required to do so. In addition to the approval of our Board of Directors, our ability to take certain actions, including our ability to pay dividends, repurchase stock, and make other capital distributions, is dependent upon, among other things, their payment being made in accordance with a capital plan that has been reviewed by the Federal Reserve Board through the CCAR exercise and as to which the Federal Reserve Board has not objected. There can be no assurance that the Federal Reserve Board will respond favorably to our future capital plans. In addition to imposing restrictions on our ability to return capital to stockholders, an objection by the Federal Reserve Board to a future capital plan would negatively impact our reputation and investor perceptions of us.
A significant source of funds for the Corporation is dividends from the Bank. As a result, our ability to pay dividends on the Corporation’s common stock will depend on the ability of the Bank to pay dividends to the Corporation. There are various legal limitations on the extent to which the Bank and the Corporation’s other subsidiaries can supply funds to the Corporation by dividend or otherwise. Dividend payments by the Bank to the Corporation in the future will require continued generation of earnings by the Bank and could require regulatory approval under certain circumstances. If the Bank is unable to pay dividends to the Corporation in the future, our ability to pay dividends on the Corporation’s common stock would be affected adversely.
Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to our preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of the Corporation also generally will be prohibited in the event that we do not declare and pay in full dividends for the then-current dividend period of our Series C preferred stock. Further, in the future if we default on certain of our outstanding debts or elect to defer interest payments on our Floating Rate Capital Debt we will be prohibited from making dividend payments on our common stock until such payments have been brought current.
Any reduction or elimination of our common stock dividend, or even our failure to increase our common stock dividend along with our competitors, likely would have a negative effect on the market price of our common stock.
For more information on dividend restrictions, see “Supervision and Regulation—Payment of Dividends” in Item 1, “Business.”

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

2015 Annual Report / Northern Trust Corporation	24

ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building are two office buildings in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 19 U.S. states, Washington D.C., and 20 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in six facilities: a leased facility at 801 South Canal Street in Chicago; a subleased facility at 231 South La Salle Street in Chicago; a leased facility at 181 West Madison Street in Chicago; a leased facility at 10 South La Salle Street in Chicago; and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from two facilities in each of Bangalore and Limerick, as well as one facility in each of Manila and Tempe, Arizona, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9, “Buildings and Equipment” and Note 10, “Lease Commitments,” included under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and which information is incorporated herein by reference.

ITEM 3 – LEGAL PROCEEDINGS
The information presented under the caption “Legal Proceedings” in Note 24, “Contingent Liabilities,” included under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

2015 Annual Report / Northern Trust Corporation	25

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with regard to each executive officer of the Corporation.

Frederick H. Waddell – Mr. Waddell, age 62, joined Northern Trust in 1975 and has served as Chairman of the Board since 2009 and Chief Executive Officer since 2008. Mr. Waddell served as President from 2006 to 2011, Chief Operating Officer from 2006 to 2008, and Executive Vice President and President of Corporate & Institutional Services from 2003 to 2006. Prior to that, Mr. Waddell held leadership positions in commercial banking, strategic planning and Wealth Management.

S. Biff Bowman – Mr. Bowman, age 52, joined Northern Trust in 1985 and has served as Executive Vice President and Chief Financial Officer since September 2014. Prior to that, Mr. Bowman served as Executive Vice President, Human Resources from 2012 to 2014. From 2010 to 2012, Mr. Bowman was the Head of Americas for Corporate & Institutional Services. From 2008 to 2010, he served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa.

Robert P. Browne – Mr. Browne, age 50, joined Northern Trust in 2009 as Executive Vice President and Chief Investment Officer. Before joining Northern Trust, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments for ING Investment Management Holdings N.V. from 2004 to 2009.

Peter B. Cherecwich – Mr. Cherecwich, age 51, joined Northern Trust in 2007 and has served as Executive Vice President and President of Global Fund Services since 2010. Mr. Cherecwich also served as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. Prior to that, he served as Head of Institutional Strategy & Product Development from 2007 to 2008. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.

Jeffrey D. Cohodes – Mr. Cohodes, age 55, joined Northern Trust in 1993 and has served as Executive Vice President and Chief Risk Officer since 2011. Mr. Cohodes served as an Executive Vice President in the Wealth Management business from 2010 to 2011. From 2009 to 2010, he served as the Chief Operating Officer for Asset Management.

Steven L. Fradkin – Mr. Fradkin, age 54, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since September 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. He served as Chief Financial Officer from 2004 to 2009.

Jane B. Karpinski – Ms. Karpinski, age 53, joined Northern Trust in 2006 and has served as Senior Vice President and Corporate Controller since 2013. Ms. Karpinski served as International Chief Financial Officer from 2012 to 2013. Prior to that, she served as Chief Financial Officer for Europe, Middle East and Africa from 2007 to 2012.

Wilson Leech – Mr. Leech, age 54, joined Northern Trust in 2004 and has served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa since 2010.  Prior to that, Mr. Leech served as Head of Global Fund Services from 2005 to 2010.  He served as Chief Financial Officer for Europe, Middle East and Africa and Asia Pacific from 2004 to 2005.  Before joining Northern Trust, Mr. Leech served in various operational and financial roles at State Street Corporation and the Royal Bank of Scotland.

Susan C. Levy – Ms. Levy, age 58, joined Northern Trust in 2014 as Executive Vice President and General Counsel. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

William L. Morrison – Mr. Morrison, age 65, joined Northern Trust in 1996 and has served as President since 2011. Prior to that, Mr. Morrison served as Executive Vice President and Chief Financial Officer from 2009 to 2011. From 2003 to 2009, he served as President of Wealth Management.

Michael G. O’Grady – Mr. O’Grady, age 50, joined Northern Trust in 2011 and has served as Executive Vice President and President of Corporate & Institutional Services since September 2014. Prior to that, Mr. O’Grady served as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.

2015 Annual Report / Northern Trust Corporation	26

S. Gillian Pembleton – Ms. Pembleton, age 57, joined Northern Trust in 1991 and has served as Executive Vice President, Human Resources since September 2014. Prior to that, Ms. Pembleton was responsible for Human Resources and Administration for Europe, Middle East and Africa from 2006 to 2014. From 2001 to 2006, she was the Global Head of Staffing and Development.

Stephen N. Potter – Mr. Potter, age 59, joined Northern Trust in 1982 and has served as Executive Vice President and President of Asset Management since 2008. Prior to that, Mr. Potter served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa from 2001 to 2008.

Joyce M. St. Clair – Ms. St. Clair, age 56, joined Northern Trust in 1992 and has served as Executive Vice President and Chief Capital Management Officer since July 2015. Prior to that, Ms. St. Clair served as Executive Vice President and President of Enterprise Operations from September 2014 to July 2015, as President of Operations & Technology from 2011 to 2014, and as Chief Risk Officer from 2007 to 2011.

Jana R. Schreuder – Ms. Schreuder, age 57, joined Northern Trust in 1980 and has served as Executive Vice President and Chief Operating Officer since September 2014. Prior to that, Ms. Schreuder served as President of Wealth Management from 2011 to 2014. She served as President of Operations & Technology from 2006 to 2011, and as Chief Risk Officer from 2005 to 2006.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2015 Annual Report / Northern Trust Corporation	27

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 2,147 shareholders of record as of January 31, 2016. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Financial Data (Unaudited)” included under “Supplemental Item – Selected Statistical and Supplemental Financial Data,” and is incorporated herein by reference.
Information regarding dividend restrictions applicable to the Corporation and its banking subsidiaries is incorporated herein by reference to “Supervision and Regulation – Payment of Dividends,” “ – Capital Planning and Stress Testing” and “ – Capital Adequacy Requirements” included under Item 1, “Business,” of this Annual Report on Form 10-K, and Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” to the “Notes to Consolidated Financial Statements” included under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2015.

TABLE 2: PURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2015

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN (2)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1-31, 2015	199,142	$68.84	199,142	11,590,645
November 1-30, 2015	1,144,968	73.48	1,144,968	10,445,677
December 1-31, 2015	741,675	73.68	741,675	9,704,002

Total (Fourth Quarter)	2,085,785	$73.11	2,085,785	9,704,002

(1) Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2) Repurchases were made pursuant to the repurchase program announced by the Corporation on April 22, 2015, under which the Corporation's Board of Directors authorized the Corporation to repurchase up to 15.0 million shares of the Corporation's common stock. The repurchase program has no expiration date.

2015 Annual Report / Northern Trust Corporation	28

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years which ended December 31, 2015. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2010 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2010 with Reinvestment of Dividends

	DECEMBER 31,
	2010	2011	2012	2013	2014	2015
Northern Trust	100	74	95	120	133	146
S&P 500	100	102	118	157	178	181
KBW Bank Index	100	77	102	141	154	155

2015 Annual Report / Northern Trust Corporation	29

ITEM 6 – SELECTED FINANCIAL DATA

	2015	2014	2013	2012	2011
FOR THE YEAR ENDED DECEMBER 31,
CONDENSED STATEMENTS OF INCOME (In Millions)
Noninterest Income	$3,632.5	$3,325.7	$3,156.2	$2,905.8	$2,760.8
Net Interest Income	1,070.1	1,005.5	933.1	990.3	1,009.1
Total Revenue	$4,702.6	$4,331.2	$4,089.3	$3,896.1	$3,769.9
Provision for Credit Losses	(43.0)	6.0	20.0	25.0	55.0
Noninterest Expense	3,280.6	3,135.0	2,993.8	2,878.8	2,831.2
Income before Income Taxes	$1,465.0	$1,190.2	$1,075.5	$992.3	$883.7
Provision for Income Taxes	491.2	378.4	344.2	305.0	280.1
Net Income	$973.8	$811.8	$731.3	$687.3	$603.6
Preferred Stock Dividends	23.4	9.5	—	—	—
Net Income Applicable to Common Stock	$950.4	$802.3	$731.3	$687.3	$603.6

PER COMMON SHARE
Net Income – Basic	$4.03	$3.34	$3.01	$2.82	$2.47
– Diluted	3.99	3.32	2.99	2.81	2.47
Cash Dividends Declared Per Common Share	1.41	1.30	1.23	1.18	1.12
Book Value – End of Period (EOP)	36.27	34.54	33.34	31.51	29.53
Market Price – EOP	72.09	67.40	61.89	50.16	39.66

SELECTED BALANCE SHEET DATA (In Millions)
At Year End:
Earning Assets	$106,848.9	$100,889.8	$93,367.2	$87,472.7	$90,793.6
Total Assets	116,749.6	109,946.5	102,947.3	97,463.8	100,223.7
Deposits	96,868.9	90,757.0	84,098.1	81,407.8	82,677.5
Senior Notes	1,497.4	1,497.0	1,996.6	2,405.8	2,126.7
Long-Term Debt	1,371.3	1,615.1	1,709.2	1,421.6	2,133.3
Stockholders’ Equity	8,705.9	8,448.9	7,912.0	7,527.0	7,117.3
Average Balances:
Earning Assets	$102,249.8	$95,947.5	$85,628.3	$84,168.5	$82,748.8
Total Assets	110,715.1	104,083.5	94,857.7	92,975.5	91,947.9
Deposits	90,768.0	84,656.6	75,596.3	75,219.8	72,446.4
Senior Notes	1,497.2	1,661.2	2,247.0	2,295.2	1,983.3
Long-Term Debt	1,426.4	1,654.9	1,211.7	1,634.1	2,446.3
Stockholders’ Equity	8,624.5	8,166.5	7,667.7	7,358.2	7,024.2

CLIENT ASSETS (In Billions)
Assets Under Custody	$6,072.1	$5,968.8	$5,575.7	$4,804.9	$4,262.8
Assets Under Management	875.3	934.1	884.5	758.9	662.9

SELECTED RATIOS AND METRICS
Financial Ratios and Metrics:
Return on Average Common Equity	11.54%	10.02%	9.54%	9.34%	8.59%
Return on Average Assets	0.88	0.78	0.77	0.74	0.66
Dividend Payout Ratio	35.3	39.2	41.1	42.0	45.4
Net Interest Margin (*)	1.07	1.08	1.13	1.22	1.27
Average Stockholders’ Equity to Average Assets	7.8	7.8	8.1	7.9	7.6

Capital Ratios:	DECEMBER 31, 2015		DECEMBER 31, 2014		December 31, 2013 (d)	December 31, 2012 (d)	December 31, 2011 (d)
	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)
Common Equity Tier 1	11.9%	10.8%	12.4%	12.5%	12.9%	12.4%	12.1%
Tier 1	12.5	11.4	13.2	13.3	13.4	12.8	12.5
Total	14.2	13.2	15.0	15.5	15.8	14.3	14.2
Tier 1 Leverage	7.5	7.5	N/A	7.8	7.9	8.2	7.3
Supplementary Leverage (c)	6.2	N/A	N/A	N/A	N/A	N/A	N/A

(*) Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 83.
(a) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2015 and 2014 capital balances and ratios are calculated in accordance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.
(b) In 2014, Standardized Approach risk-weighted assets were determined by Basel I requirements. Effective with the first quarter of 2015, risk-weighted assets are calculated in accordance with the Basel III Standardized Approach final rules.
(c) Beginning with the first quarter of 2015, advanced approaches banking organizations must calculate and report their supplementary leverage ratio. Effective January 1, 2018, the Corporation will be subject to a minimum supplementary leverage ratio of 3 percent.
(d) The December 31, 2013, 2012 and 2011 ratios are calculated in accordance with Basel I requirements.

2015 Annual Report / Northern Trust Corporation	30

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

FINANCIAL OVERVIEW
Net income in 2015 totaled $973.8 million, up 20% from $811.8 million in 2014. Earnings per diluted common share totaled $3.99 in 2015 compared to $3.32 in 2014. Return on average common equity improved to 11.5% in 2015, from 10.0% in 2014. The current year includes a pre-tax gain on the sale of 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) totaling $99.9 million, voluntary cash contributions to certain constant dollar net-asset-value (NAV) funds of $45.8 million and the impairment of the residual value of certain aircraft under leveraged lease agreements of $17.8 million. Excluding these current-year items, net income per diluted common share, net income and return on average common equity were $3.90, $951.4 million and 11.3%, respectively. Net income in 2014 included pre-tax charges and write-offs totaling $47.5 million. Excluding these prior-year charges and write-offs, net income per diluted common share, net income and return on average common equity were $3.45, $843.0 million and 10.4%, respectively.
The 2015 results reflect a continued focus on serving the complex and evolving needs of our clients, while enhancing profitability and returns for our stockholders. Revenue increased 9% to $4.70 billion in 2015 from $4.33 billion in the prior year, driven by a 5% increase in trust, investment and other servicing fees and a 6% increase in net interest income. Noninterest expense increased 5% to $3.28 billion in 2015 compared to $3.14 billion in 2014, attributable to increased compensation, equipment and software, outside services and employee benefits expense.
Trust, investment and other servicing fees, which represent the largest component of total revenue, increased 5% to $2.98 billion, from $2.83 billion in 2014, primarily due to new business, favorable equity markets and lower money market mutual fund fee waivers, partially offset by the unfavorable impacts of movements in foreign exchange rates.
Foreign exchange trading income of $261.8 million increased 25% from $210.1 million in 2014, resulting from higher currency market volatility.
Other operating income in 2015 includes the $99.9 million gain on the sale of a portion of the Visa Class B common shares held by Northern Trust.
Client assets under custody and under management were up 2% and down 6%, respectively, as of December 31, 2015 as compared to December 31, 2014 levels. As of December 31, 2015, client assets under custody increased to $6.07 trillion from $5.97 trillion, and included $3.53 trillion of global custody assets, up 2% from $3.46 trillion in 2014. As of December 31, 2015, client assets under management decreased to $875.3 billion from $934.1 billion in 2014.
Reported net interest income of $1.07 billion increased 6%, reflecting higher levels of earnings assets.
The provision for credit losses was a credit of $43.0 million in 2015, reflecting continued improvement in credit quality across the portfolio coupled with the adoption of a change in estimation methodology for inherent losses. The provision for credit losses in 2014 was $6.0 million. Loans and leases as of December 31, 2015 totaled $33.2 billion, up 5% from $31.6 billion in 2014. Net charge-offs for the year ended December 31, 2015 and nonperforming assets as of December 31, 2015, were $19.5 million and $188.3 million, respectively, compared to $18.0 million and $232.3 million in 2014.
Total noninterest expense equaled $3.28 billion, up 5% from 2014. The current year includes a $45.8 million charge related to voluntary cash contributions to certain constant dollar NAV funds, while the prior year included pre-tax charges and write-offs of $47.5 million. Excluding these charges and write-offs, noninterest expense increased $147.3 million, or 5%, attributable to increased compensation, equipment and software, outside services and employee benefits expense.

2015 Annual Report / Northern Trust Corporation	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Trust continued to maintain a strong capital position during 2015, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. Total stockholders’ equity equaled $8.7 billion at year-end, up 3% from $8.4 billion in 2014. During the year ended December 31, 2015, Northern Trust increased its quarterly common stock dividend to $0.36 per share and repurchased 6.9 million shares of common stock, returning $829.9 million in capital to common stockholders, compared to $792.4 million in 2014.

CONSOLIDATED RESULTS OF OPERATIONS
Revenue
Northern Trust generates the majority of its revenue from noninterest income that primarily consists of trust, investment and other servicing fees. Net interest income comprises the remainder of revenue and consists of interest income generated by earning assets, net of interest expense on deposits and borrowed funds.
Revenue in 2015 was $4.70 billion, an increase of 9% from $4.33 billion in 2014. Noninterest income, representing 77% of total revenue in both 2015 and 2014, totaled $3.63 billion and $3.33 billion in 2015 and 2014, respectively, up 9% in 2015.
The current-year increase in noninterest income primarily reflected higher trust, investment and other servicing fees, other operating income and foreign exchange trading income. Trust, investment and other servicing fees totaled $2.98 billion in 2015, up $147.7 million, or 5%, from $2.83 billion in 2014, primarily reflecting new business, favorable equity markets and lower money market mutual fund fee waivers, partially offset by the unfavorable impacts of movements in foreign exchange rates. Foreign exchange trading income in 2015 totaled $261.8 million, up $51.7 million, or 25%, compared with $210.1 million in 2014, reflecting higher currency market volatility. Other operating income in 2015 includes a $99.9 million gain on the sale of a portion of the Visa Class B common shares held by Northern Trust.
Net interest income on a fully taxable equivalent (FTE) basis in 2015 was $1.10 billion, an increase of $60.5 million, or 6%, from $1.03 billion in 2014, attributable to higher levels of earnings assets, partially offset by a decline in the net interest margin. Average earning assets increased $6.3 billion, or 7% in 2015, reflecting higher levels of securities and loans and leases. The net interest margin declined to 1.07% in 2015 from 1.08% in 2014. The net interest margin reflects the impact of a $17.8 million impairment of the residual value of certain aircraft under leveraged lease agreements. Excluding the impairment, the net interest margin was 1.09% in 2015.
Additional information regarding Northern Trust’s revenue by type is provided below.

2015 TOTAL REVENUE OF $4.70 BILLION

■	63% - Trust, Investment and Other Servicing Fees

■	23% - Net Interest Income

■	6% - Foreign Exchange Trading Income

■	8% - Other Noninterest Income

2015 Annual Report / Northern Trust Corporation	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income
The components of noninterest income, and a discussion of significant changes during 2015 and 2014, are provided below.

TABLE 3: NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Trust, Investment and Other Servicing Fees	$2,980.5	$2,832.8	$2,609.8	5%	9%
Foreign Exchange Trading Income	261.8	210.1	244.4	25	(14)
Treasury Management Fees	64.7	66.0	69.0	(2)	(4)
Security Commissions and Trading Income	78.7	67.6	68.0	16	(1)
Other Operating Income	247.1	153.5	166.5	61	(8)
Investment Security Losses, net	(0.3)	(4.3)	(1.5)	(94)	181

Total Noninterest Income	$3,632.5	$3,325.7	$3,156.2	9%	5%

Trust, Investment and Other Servicing Fees
Trust, investment and other servicing fees were $2.98 billion in 2015 compared with $2.83 billion in 2014. Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenue of approximately 2%. For a more detailed discussion of 2015 trust, investment and other servicing fees, refer to the “Reporting Segments and Related Information” section.
The following table presents selected equity market indices and the percentage changes year over year.

TABLE 4: MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2015	2014	CHANGE	2015	2014	CHANGE

S&P 500	2,061	1,931	7%	2,044	2,059	(1)%
MSCI EAFE (in U.S. dollars)	1,048	1,888	(44)	1,716	1,775	(3)

ASSETS UNDER CUSTODY/ADMINISTRATION AND ASSETS UNDER MANAGEMENT
Assets under custody/administration (AUC/A), and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. At December 31, 2015, AUC/A were $7.80 trillion. Assets under custody, a component of AUC/A, were $6.07 trillion at December 31, 2015, up 2% from $5.97 trillion at December 31, 2014, and included $3.53 trillion of global custody assets, compared to $3.46 trillion at December 31, 2014. The increase in assets under custody primarily reflected net inflows partially offset by an unfavorable impact from foreign currency translation. Assets under management totaled $875.3 billion, down 6% from $934.1 billion at the end of 2014. The decrease primarily reflected net outflows, including equity outflows from certain sovereign wealth fund clients and a significant outflow from one fixed income mandate, coupled with the unfavorable impact from equity markets and foreign currency translation.

2015 Annual Report / Northern Trust Corporation	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under custody by reporting segment were as follows:

TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2015	2014	2013	2012	2011	2015 / 2014	2014 / 2013
Corporate & Institutional	$5,565.8	$5,453.1	$5,079.7	$4,358.6	$3,877.6	2%	7%	8%
Wealth Management	506.3	515.7	496.0	446.3	385.2	(2)	4	6

Total Assets Under Custody	$6,072.1	$5,968.8	$5,575.7	$4,804.9	$4,262.8	2%	7%	8%

Assets under custody were invested as follows:

TABLE 6: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,
	2015	2014	2013	2012	2011
Equities	44%	45%	47%	44%	43%
Fixed Income Securities	37	36	34	36	37
Cash and Other Assets	19	19	19	20	20

Assets under management by reporting segment were as follows:

TABLE 7: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2015	2014	2013	2012	2011	2015 / 2014	2014 / 2013
Corporate & Institutional	$648.0	$709.6	$662.7	$561.2	$489.2	(9)%	7%	6%
Wealth Management	227.3	224.5	221.8	197.7	173.7	1	1	8

Total Assets Under Management	$875.3	$934.1	$884.5	$758.9	$662.9	(6)%	6%	6%

Assets under management were invested and managed as follows:

TABLE 8: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2015	2014	2013	2012	2011
Equities	51%	52%	54%	48%	44%
Fixed Income Securities	17	17	17	19	19
Cash and Other Assets	20	18	17	21	23
Securities Lending Collateral	12	13	12	12	14

TABLE 9: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2015	2014	2013	2012	2011
Index	47%	49%	51%	47%	49%
Active	40	39	43	46	44
Multi-Manager	4	6	4	5	5
Other	9	6	2	2	2

2015 Annual Report / Northern Trust Corporation	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign exchange trading income totaled $261.8 million in 2015 compared with $210.1 million in the prior year. The increase of $51.7 million, or 25%, is attributable to higher currency market volatility in 2015.

Treasury Management Fees
Treasury management fees, generated from cash and treasury management products and services provided to clients, totaled $64.7 million, down 2% from $66.0 million in 2014.

Security Commissions and Trading Income
Security commissions and trading income is generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., and totaled $78.7 million in 2015, up 16%, or $11.1 million, from $67.6 million in 2014, primarily due to higher income from interest rate protection products sold to clients.

Other Operating Income
The components of other operating income include:

TABLE 10: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Loan Service Fees	$59.1	$62.7	$61.9	(6)%	1%
Banking Service Fees	48.2	49.6	50.9	(3)	(3)
Other Income	139.8	41.2	53.7	N/M	(23)

Total Other Operating Income	$247.1	$153.5	$166.5	61%	(8)%

Other income in 2015 includes a $99.9 million net gain on the sale of 1.0 million Visa Class B common shares held by Northern Trust. In addition, other income in 2015 includes a $25.9 million net gain on the sale of certain loans and leases, offset by a $27.0 million fair value adjustment on leases classified as held for sale as of December 31, 2015, each of which is related to the decision to exit a portion of a non-strategic loan and lease portfolio. Excluding these current-year items, the “other” component of other operating income was relatively unchanged from 2014.

Investment Security Losses, Net
Net investment security losses totaled $0.3 million and $4.3 million in 2015 and 2014, respectively. There were no other-than-temporary impairment (OTTI) losses in 2015. Losses in 2014 include $4.2 million of charges related to the OTTI of certain Community Reinvestment Act (CRA) eligible held to maturity securities.

NONINTEREST INCOME – 2014 COMPARED WITH 2013
Trust, investment and other servicing fees were $2.83 billion in 2014, up 9% from $2.61 billion in 2013, primarily attributable to new business and the favorable impact of equity markets and movements in foreign exchange rates, partially offset by higher waived fees in money market mutual funds. Foreign exchange trading income decreased 14% in 2014 to $210.1 million from $244.4 million in 2013, reflecting lower currency market volatility and client volumes as compared to 2013.
Other operating income totaled $153.5 million in 2014, a decrease of 8% from $166.5 million in 2013. Other operating income in 2013 included the $32.6 million gain on the sale of an office building property, partially offset by the $12.4 million write-off of certain fee receivables. Excluding these items, other operating income in 2014 increased 5% from 2013, primarily attributable to increased income from currency-related hedging, lease-related and third party servicing activities in 2014.
Net investment security losses totaled $4.3 million and $1.5 million in 2014 and 2013, respectively. Results for 2014 include $4.2 million of pre-tax charges for the credit-related OTTI of certain CRA eligible securities held within Northern Trust's balance sheet investment securities portfolio. There were no OTTI losses in 2013.

Net Interest Income
Net interest income stated on an FTE basis is a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially

2015 Annual Report / Northern Trust Corporation	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 83.
An analysis of net interest income on an FTE basis, major balance sheet components impacting net interest income and related ratios are provided below.

TABLE 11: ANALYSIS OF NET INTEREST INCOME (FTE)

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Interest Income – GAAP	$1,224.0	$1,186.9	$1,155.5	3%	3%
FTE Adjustment	25.3	29.4	32.5	(14)	(9)

Interest Income – FTE	1,249.3	1,216.3	1,188.0	3	2
Interest Expense	153.9	181.4	222.4	(15)	(18)

Net Interest Income – FTE Adjusted	1,095.4	1,034.9	965.6	6	7

Net Interest Income – GAAP	1,070.1	1,005.5	933.1	6	8

AVERAGE BALANCE
Earning Assets	$102,249.8	$95,947.5	$85,628.3	7%	12%
Interest-Related Funds	74,252.7	73,167.2	67,364.2	1	9
Net Noninterest-Related Funds	27,997.1	22,780.3	18,264.1	23	25

				CHANGE IN PERCENTAGE
AVERAGE RATE
Earning Assets	1.22%	1.27%	1.39%	(0.05)	(0.12)
Interest-Related Funds	0.21	0.25	0.33	(0.04)	(0.08)
Interest Rate Spread	1.01	1.02	1.06	(0.01)	(0.04)
Total Source of Funds	0.15	0.19	0.26	(0.04)	(0.07)
Net Interest Margin – FTE	1.07%	1.08%	1.13%	(0.01)	(0.05)

Refer to pages 161 and 162 for additional analysis of net interest income.

Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets – including federal funds sold, securities purchased under agreements to resell, interest-bearing due from banks and interest-bearing deposits with banks, Federal Reserve deposits, securities, and loans and leases – are financed by a large base of interest-bearing funds that include client deposits, short-term borrowings, senior notes and long-term debt. Earning assets also are funded by net noninterest-related funds, which include demand deposits, the allowance for credit losses, and stockholders’ equity, reduced by nonearning assets such as noninterest-bearing cash and due from banks, items in process of collection, and buildings and equipment. Net interest income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonperforming assets and client compensating deposit balances used to pay for services impact net interest income.
Net interest income in 2015 was $1.07 billion, up $64.6 million, or 6%, from $1.01 billion in 2014. Net interest income on an FTE basis for 2015 was $1.10 billion, an increase of $60.5 million, or 6%, from $1.03 billion in 2014. The increase is primarily attributable to higher levels of average earning assets, partially offset by a decrease in the net interest margin. Average earning assets increased $6.3 billion, or 7%, to $102.2 billion from $95.9 billion in 2014, reflecting higher levels of securities and loans and leases. The net interest margin on an FTE basis in 2015 was 1.07%, down from 1.08% in 2014. The net interest margin in 2015 reflects the impact of a $17.8 million impairment of the residual value of certain aircraft under leveraged lease agreements. Excluding the impairment, the net interest margin was 1.09% in 2015.
Growth in average earning assets primarily reflected increased securities and loans and leases, offset by a decrease in interest-bearing due from and deposits with banks. Securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets, averaged $37.4 billion, an increase of $4.0 billion, or 12%, from $33.4 billion in 2014. Loans and leases averaged $33.0 billion, an increase of $2.8 billion, or 9%, from $30.2 billion in 2014. Interest-bearing due from and deposits with banks averaged $15.7 billion in 2015, down $1.1 billion from $16.8 billion in 2014.
The increase in average earning assets was primarily funded by higher levels of demand and interest-bearing deposits. Average demand deposits increased $4.9 billion, or 25%, to $24.5 billion in 2015 from $19.6 billion in 2014, while non-

2015 Annual Report / Northern Trust Corporation	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S.-office interest-bearing client deposits averaged $49.4 billion in 2015, up $1.1 billion, or 2%, from $48.3 billion in 2014.
Stockholders’ equity averaged $8.6 billion in 2015 compared with $8.2 billion in 2014. The increase of $458.0 million, or 6%, primarily reflected current-year earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation's share repurchase program. During the year ended December 31, 2015, the Corporation increased its quarterly common stock dividend by 9% to $0.36 per share and repurchased 6.9 million shares, returning $829.9 million in capital to common stockholders, compared to $792.4 million in 2014. On August 5, 2014, the Corporation issued 16,000 shares of preferred stock for proceeds of $388.5 million, net of underwriting discounts, commissions and other issuance costs.
Under the Corporation’s capital plan submitted in January 2015, which was reviewed without objection by the Federal Reserve in March 2015, the Corporation may repurchase up to $285.3 million of common stock after December 31, 2015, through June 2016.
For additional analysis of average balances and interest rate changes affecting net interest income, refer to the Average Balance Sheets with Analysis of Net Interest Income included in “Supplemental Item – Selected Statistical and Supplemental Financial Data.”

NET INTEREST INCOME – 2014 COMPARED WITH 2013
Net interest income on an FTE basis increased 7% to $1.03 billion in 2014 from $965.6 million in 2013, primarily attributable to higher levels of average earning assets, partially offset by a decline in the net interest margin. The net interest margin in 2014 was 1.08%, down from 1.13% in 2013, primarily the result of lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates.
Average earning assets increased $10.3 billion, or 12%, to $95.9 billion in 2014 from $85.6 billion in 2013. Growth in average earning assets primarily reflected a $7.1 billion, or 94%, increase in Federal Reserve deposits from 2013.
Stockholders’ equity averaged $8.2 billion and $7.7 billion in 2014 and 2013, respectively. The increase in 2014 reflected the retention of earnings and the issuance of preferred stock, partially offset by dividend declarations and the repurchase of common stock.

Provision for Credit Losses
The provision for credit losses was a credit of $43.0 million in 2015 compared with a provision of $6.0 million in 2014 and $20.0 million in 2013. The current-year provision primarily reflected improved credit quality across the portfolio coupled with the adoption of a change in estimation methodology for inherent losses. Nonperforming assets at December 31, 2015 decreased 19% from the prior year-end. Residential real estate and commercial loans accounted for 67% and 24%, respectively, of nonperforming loans and leases at December 31, 2015. For further discussion of the allowance and provision for credit losses for 2015, 2014, and 2013, refer to the “Asset Quality” section.

Noninterest Expense
Noninterest expense for 2015 totaled $3.28 billion, up $145.6 million, or 5%, from $3.14 billion in 2014. The current year includes a $45.8 million charge related to voluntary cash contributions to certain constant dollar NAV funds, while results for 2014 include $47.5 million of charges and write-offs.
The components of noninterest expense and a discussion of significant changes during 2015 and 2014 are provided below.

TABLE 12: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Compensation	$1,443.3	$1,417.9	$1,306.6	2%	9%
Employee Benefits	285.3	268.7	257.5	6	4
Outside Services	595.7	574.6	564.1	4	2
Equipment and Software	454.8	421.4	377.6	8	12
Occupancy	173.5	180.3	173.8	(4)	4
Other Operating Expense	328.0	272.1	314.2	21	(13)

Total Noninterest Expense	$3,280.6	$3,135.0	$2,993.8	5%	5%

Compensation
Compensation expense, the largest component of noninterest expense, totaled $1.44 billion and $1.42 billion in 2015 and 2014, respectively, an increase of $25.4 million, or 2%. Results for 2014 include severance-related charges totaling $29.4

2015 Annual Report / Northern Trust Corporation	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million. Excluding these charges, compensation expense increased $54.8 million, or 4%, reflecting staff growth and base pay adjustments. Staff on a full-time equivalent basis totaled approximately 16,200 at December 31, 2015, up 5% from approximately 15,400 at December 31, 2014.

Employee Benefits
Employee benefits expense totaled $285.3 million in 2015, up $16.6 million, or 6%, from $268.7 million in 2014. Results for 2014 included $2.7 million of severance-related charges. Excluding these charges, employee benefits expense increased $19.3 million, or 7%, attributable to higher pension and employee medical expense.

Outside Services
Outside services expense totaled $595.7 million in 2015, up $21.1 million, or 4%, from $574.6 million in 2014. Outside services expense in 2014 included $1.6 million of severance-related charges. Excluding these charges, outside services expense increased $22.7 million, or 4%, from the prior year, primarily reflecting higher consulting expense due to regulatory related spend and increased technical services expense.

Equipment and Software
Equipment and software expense, comprised of depreciation and amortization, rental, and maintenance costs, increased $33.4 million, or 8%, to $454.8 million in 2015 compared to $421.4 million in 2014. Results for 2014 include $9.5 million of write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $42.9 million, or 10%, reflecting increased software amortization and related software support costs.

Occupancy
Occupancy expense totaled $173.5 million in 2015, down $6.8 million, or 4%, from $180.3 million in 2014. Occupancy expense in 2014 included charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense decreased 1% compared to 2014.

Other Operating Expense
Other operating expense in 2015 totaled $328.0 million, up $55.9 million, or 21%, from $272.1 million in 2014. The components of other operating expense are as follows:

TABLE 13: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Business Promotion	$93.2	$88.0	$91.6	6%	(4)%
FDIC Insurance Premiums	25.2	22.0	23.5	14	(6)
Staff Related	40.5	39.1	39.1	4	—
Other Intangibles Amortization	10.9	19.5	21.1	(44)	(8)
Other Expenses	158.2	103.5	138.9	53	(25)

Total Other Operating Expense	$328.0	$272.1	$314.2	21%	(13)%

Other expenses in 2015 includes a charge related to voluntary cash contributions to certain constant dollar NAV funds totaling $45.8 million to bring the NAVs of these funds to $1.00. Other expenses in 2013 include a $19.2 million charge in connection with an agreement to resolve certain litigation.

NONINTEREST EXPENSE – 2014 COMPARED WITH 2013
Noninterest expense in 2014 totaled $3.14 billion, up 5% from $2.99 billion in 2013. Results for 2014 include $47.5 million of charges and write-offs while 2013 included a $19.2 million legal settlement charge.
Compensation expense increased 9% to $1.42 billion in 2014 from $1.31 billion in 2013. Results for 2014 include severance-related charges totaling $29.4 million. Excluding these charges, compensation expense increased $81.9 million, primarily due to higher staff levels and performance-based compensation and base pay adjustments.
Employee benefits expense totaled $268.7 million in 2014, up 4% from $257.5 million in 2013, and included $2.7 million of severance-related charges. Excluding these charges, employee benefits expense increased $8.5 million, attributable to higher expense associated with employee medical and defined contribution postretirement benefits and payroll tax expense, partially offset by lower pension expense.
Outside services expense totaled $574.6 million in 2014, up 2% from $564.1 million in 2013. Outside services expense in 2014 included $1.6 million of severance-related charges. Excluding these charges, outside services increased $8.9

2015 Annual Report / Northern Trust Corporation	38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, primarily related to higher sub-custodian and investment management sub-advisor fees, partially offset by lower technical services expense.
Equipment and software expense increased 12% to $421.4 million in 2014 compared to $377.6 million in 2013. Results for 2014 include $9.5 million of write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $34.3 million, reflecting increased software amortization and related software support costs.
Occupancy expense for 2014 was $180.3 million, up 4% from $173.8 million in 2013. Occupancy expense in 2014 included charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense increased 1% compared to 2013.
Other operating expense totaled $272.1 million in 2014, down 13% from $314.2 million in 2013. Other operating expense in 2013 included a $19.2 million legal settlement charge. The decrease in the "other" component of other operating expense primarily relates to lower charges associated with other account servicing activities in 2014.

Provision for Income Taxes
Provisions for income tax and effective tax rates are impacted by levels of pre-tax income, tax rates, and the impact of certain non-U.S. subsidiaries whose earnings are reinvested indefinitely outside the United States, as well as nonrecurring items such as the resolution of tax matters. The 2015 provision for income taxes was $491.2 million, representing an effective rate of 33.5%. This compares with a provision for income taxes of $378.4 million and an effective rate of 31.8% in 2014. The prior year includes a $9.5 million income tax benefit related to the decision to reinvest the pre-tax earnings of a foreign subsidiary indefinitely outside the United States.
The income tax provisions for 2015 and 2014 reflect reductions totaling $43.6 million and $43.0 million, respectively, related to certain non-U.S. subsidiaries whose earnings are being reinvested indefinitely outside of the United States. The 2013 income tax provision of $344.2 million represented an effective tax rate of 32.0%, and reflects reductions of $27.6 million related to non-U.S. subsidiaries whose earnings are being reinvested indefinitely outside the United States.

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
C&IS and Wealth Management results are presented to promote a greater understanding of their financial performance. The information, presented on an internal management-reporting basis, is derived from internal accounting systems that support Northern Trust’s strategic objectives and management structure. Management has developed accounting systems to allocate revenue and expense related to each segment. These systems incorporate processes for allocating assets, liabilities and equity, and the applicable interest income and expense. Equity is allocated to the reporting segments based on a variety of factors including, but not limited to, risk, regulatory considerations, and internal metrics. Allocations of capital and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.

2015 Annual Report / Northern Trust Corporation	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 14: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,980.5	$2,832.8	$2,609.8	5%	9%
Foreign Exchange Trading Income	261.8	210.1	244.4	25	(14)
Other Noninterest Income	390.2	282.8	302.0	38	(6)
Net Interest Income (Note)	1,095.4	1,034.9	965.6	6	7

Revenue (Note)	4,727.9	4,360.6	4,121.8	8	6
Provision for Credit Losses	(43.0)	6.0	20.0	N/M	(70)
Noninterest Expense	3,280.6	3,135.0	2,993.8	5	5

Income before Income Taxes (Note)	1,490.3	1,219.6	1,108.0	22	10
Provision for Income Taxes (Note)	516.5	407.8	376.7	27	8

Net Income	$973.8	$811.8	$731.3	20%	11%

Average Assets	$110,715.1	$104,083.5	$94,857.7	6%	10%

Note: Stated on an FTE basis. The consolidated figures include $25.3 million, $29.4 million, and $32.5 million of FTE adjustments for 2015, 2014, and 2013, respectively.

Corporate & Institutional Services
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: global custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.
The following table summarizes the results of operations of C&IS for the years ended December 31, 2015, 2014, and 2013 on a management-reporting basis.

TABLE 15: C&IS RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,696.9	$1,584.0	$1,443.8	7%	10%
Foreign Exchange Trading Income	249.4	200.4	238.8	24	(16)
Other Noninterest Income	170.5	177.9	177.3	(4)	—
Net Interest Income (Note)	414.4	310.0	275.9	34	12

Revenue (Note)	2,531.2	2,272.3	2,135.8	11	6
Provision for Credit Losses	(22.6)	5.8	(3.4)	N/M	N/M
Noninterest Expense	1,856.4	1,732.8	1,657.9	7	5

Income before Income Taxes (Note)	697.4	533.7	481.3	31	11
Provision for Income Taxes (Note)	212.8	149.4	145.6	42	3

Net Income	$484.6	$384.3	$335.7	26%	14%

Percentage of Consolidated Net Income	50%	47%	46%
Average Assets	$42,313.9	$59,462.9	$53,308.2	(29)%	12%

Note: Stated on an FTE basis.

The 26% increase in C&IS net income in 2015 primarily resulted from higher trust, investment and other servicing fees, net interest income, foreign exchange trading income and lower provision for credit losses, partially offset by higher noninterest expense. The 14% increase in C&IS net income in 2014 primarily reflected higher trust, investment and other

2015 Annual Report / Northern Trust Corporation	40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

servicing fees and net interest income, partially offset by lower foreign exchange trading income and higher noninterest expense. In addition, 2015 and 2014 C&IS net income included the income tax benefit related to Northern Trust’s decision to reinvest the pre-tax earnings of a foreign subsidiary indefinitely outside the United States of $5.5 million and $9.5 million, respectively.

C&IS Trust, Investment and Other Servicing Fees
C&IS trust, investment and other servicing fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and fund administration fees are driven primarily by values of client assets under custody/administration, transaction volumes, and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on quarter-end or month-end values, values at the beginning of each quarter or average values for a month or quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees, which are based generally on client assets under management, are based primarily on market values throughout a period.
Securities lending revenue is affected by market values; the demand for securities to be lent, which drives volumes; and the interest rate spread earned on the investment of cash deposited by investment firms as collateral for securities they have borrowed. The other services fee category in C&IS includes such products as benefit payments, investment risk and analytical services and other services. Revenue from these products is based generally on the volume of services provided or a fixed fee.
Provided below are the components of C&IS trust, investment and other servicing fees.

TABLE 16: C&IS TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Custody and Fund Administration	$1,150.8	$1,069.9	$948.9	8%	13%
Investment Management	325.2	305.7	295.6	6	3
Securities Lending	90.5	96.5	97.9	(6)	(1)
Other	130.4	111.9	101.4	17	10

Total Trust, Investment and Other Servicing Fees	$1,696.9	$1,584.0	$1,443.8	7%	10%

2015 C&IS TRUST, INVESTMENT, AND OTHER SERVICING FEES

■	68% Custody and Fund Administration

■	19% Investment Management

■	8% Other Services

■	5% Securities Lending

Custody and fund administration fees, the largest component of trust, investment and other servicing fees, increased $80.9 million, or 8%, primarily reflecting new business and favorable equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. Fees from investment management increased $19.5 million, or 6%, primarily due to lower money market mutual fund fee waivers. Money market mutual fund fee waivers in C&IS totaled $48.8 million and $63.2 million in 2015 and 2014, respectively. Securities lending revenue decreased 6% due to changes in fee arrangements. C&IS other trust, investment and servicing fees increased $18.5 million, or 17%, primarily related to higher sub-advisory fees. C&IS trust, investment, and other servicing fees totaled $1.58 billion in 2014, an increase of $140.2 million or 10%, from $1.44 billion in 2013, primarily due to increases in custody and fund administration fees driven by new business and the favorable impacts of equity markets and movements in foreign exchange rates.

2015 Annual Report / Northern Trust Corporation	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provided below is a breakdown of the C&IS assets under custody and under management.

TABLE 17: C&IS ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2015	2014	2013	2015 / 2014	2014 / 2013
North America	$2,999.0	$2,920.3	$2,705.4	3%	8%
Europe, Middle East, and Africa	1,971.1	1,939.3	1,823.4	2	6
Asia Pacific	492.0	477.3	448.6	3	6
Securities Lending	103.7	116.2	102.3	(11)	14

Total Assets Under Custody	$5,565.8	$5,453.1	$5,079.7	2%	7%

2015 C&IS ASSETS UNDER CUSTODY

■	54% North America

■	35% Europe, Middle East, and Africa

■	9% Asia Pacific

■	2% Securities Lending

TABLE 18: C&IS ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2015	2014	2013	2015 / 2014	2014 / 2013
North America	$410.4	$415.5	$382.2	(1)%	9%
Europe, Middle East, and Africa	102.0	115.6	114.0	(12)	1
Asia Pacific	31.9	62.3	64.2	(49)	(3)
Securities Lending	103.7	116.2	102.3	(11)	14

Total Assets Under Management	$648.0	$709.6	$662.7	(9)%	7%

2015 C&IS ASSETS UNDER MANAGEMENT

■	63% North America

■	16% Europe, Middle East, and Africa

■	5% Asia Pacific

■	16% Securities Lending

2015 Annual Report / Northern Trust Corporation	42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 C&IS ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	53% Equities

■	13% Fixed Income Securities

■	18% Cash and Other Assets

■	16% Securities Lending Collateral

C&IS assets under custody were $5.57 trillion at December 31, 2015, 2% higher than $5.45 trillion at December 31, 2014. Assets under management decreased 9% to $648.0 billion at December 31, 2015, from $709.6 billion at December 31, 2014. Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $103.7 billion and $116.2 billion at December 31, 2015 and 2014, respectively.

C&IS Foreign Exchange Trading Income
Foreign exchange trading income totaled $249.4 million in 2015, a $49.0 million, or 24%, increase from $200.4 million in 2014. The increase is attributable to higher currency market volatility and trading volumes in the current year. Foreign exchange trading income in 2014 of $200.4 million decreased $38.4 million, or 16%, from $238.8 million in 2013, due to lower currency market volatility and trading volumes as compared to 2013.

C&IS Other Noninterest Income
Other noninterest income for 2015 totaled $170.5 million, down $7.4 million, or 4%, from $177.9 million in 2014, primarily due to decreases within various categories of other operating income, partially offset by higher security commissions and trading income. Other income in 2015 includes a $25.9 million net gain on the sale of certain loans and leases, offset by a $27.0 million fair value adjustment on leases classified as held for sale as of December 31, 2015, each of which is related to the decision to exit a portion of a non-strategic loan and lease portfolio. Other noninterest income in 2013 of $177.3 million included a $6.6 million reduction in connection with the write-off of certain fee receivables.

C&IS Net Interest Income
Net interest income increased $104.4 million, or 34%, in 2015 to $414.4 million from $310.0 million in 2014. The increase in net interest income was attributable to an increase in the net interest margin, partially offset by lower levels of average earning assets. The changes to both the net interest margin and average earning assets compared to the prior-year period were partially due to a change in presentation, as certain assets were transferred to the Treasury and Other segment in the first quarter of 2015 and the related internal funds pricing method was updated. Also impacting the net interest income in 2015 was a $17.8 million impairment of the residual value of certain aircraft under leveraged lease agreements. As a result, the net interest margin increased to 1.16% from 0.58% in the prior year, while average earning assets totaled $35.7 billion, a decrease of $17.3 billion, or 33%, from $53.0 billion in the prior year. The earning assets that remain consist primarily of loans and leases and intercompany assets. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $46.0 billion in 2015, up from $45.5 billion in 2014. Net interest income increased $34.1 million, or 12%, in 2014 to $310.0 million from $275.9 million in 2013, due to higher levels of average earning assets, partially offset by a decline in the net interest margin.

2015 Annual Report / Northern Trust Corporation	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

C&IS Provision for Credit Losses
The provision for credit losses in 2015 was a credit of $22.6 million, primarily reflecting improved credit quality across the portfolio coupled with the adoption of a change in estimation methodology for inherent losses. The change in methodology resulted in a decrease in the estimate for the allowance for credit losses for the commercial and institutional loan portfolio, partially offset by an increase in the allowance for undrawn loan commitments and standby letters of credit. The provision for credit losses was $5.8 million for 2014, primarily reflecting allowances established as a result of higher commercial and institutional loan volumes, partially offset by continued improvement in the credit quality of commercial and institutional loans. The provision for credit losses in 2013 was a credit of $3.4 million, reflecting improvement in loan portfolio credit quality as compared to the preceding year. For further discussion of the allowance and provision for credit losses refer to the “Asset Quality” section.

C&IS Noninterest Expense
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.86 billion in 2015, an increase of $123.6 million, or 7%, from $1.73 billion in 2014. The increase was due to higher indirect expense allocations, primarily attributable to $36.6 million of the charge related to voluntary cash contributions to certain constant dollar NAV funds allocated to C&IS, as well as higher outside services and compensation expense in 2015. Noninterest expense for 2014 increased $74.9 million, or 5%, from $1.66 billion in 2013. Results for 2014 included $24.8 million of charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software, while the 2013 results included a $19.2 million legal settlement charge.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management is one of the largest providers of advisory services in the United States with $506.3 billion of assets under custody and $227.3 billion of assets under management at December 31, 2015. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2015, 2014, and 2013 on a management-reporting basis.

TABLE 19: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,283.6	$1,248.8	$1,166.0	3%	7%
Foreign Exchange Trading Income	12.4	9.7	5.6	28	73
Other Noninterest Income	111.8	98.3	116.7	14	(16)
Net Interest Income (Note)	568.1	536.1	557.7	6	(4)
Revenue (Note)	1,975.9	1,892.9	1,846.0	4	3
Provision for Credit Losses	(20.4)	0.2	23.4	N/M	(99)
Noninterest Expense	1,291.9	1,268.7	1,215.0	2	4
Income before Income Taxes (Note)	704.4	624.0	607.6	13	3
Provision for Income Taxes (Note)	264.7	234.8	229.2	13	2
Net Income	$439.7	$389.2	$378.4	13%	3%
Percentage of Consolidated Net Income	45%	48%	52%
Average Assets	$25,048.7	$23,629.3	$22,887.6	6%	3%
Note: Stated on an FTE basis.

2015 Annual Report / Northern Trust Corporation	44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management net income increased 13% in 2015, primarily reflecting higher trust, investment and other servicing fees, net interest income and lower provision for credit losses, partially offset higher noninterest expense. The 3% increase in Wealth Management net income in 2014 from 2013 is primarily attributable to increased trust, investment and other servicing fees, partially offset by lower other noninterest and net interest income and higher noninterest expense.

Wealth Management Trust, Investment and Other Servicing Fees

Provided below is a summary of Wealth Management trust, investment and other servicing fees and assets under custody and under management.

TABLE 20: WEALTH MANAGEMENT TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Central	$514.3	$509.1	$470.0	1%	8%
East	332.7	325.3	303.4	2	7
West	267.7	262.5	241.5	2	9
Global Family Office	168.9	151.9	151.1	11	1
Total Trust, Investment and Other Servicing Fees	$1,283.6	$1,248.8	$1,166.0	3%	7%

2015 WEALTH MANAGEMENT FEES

■	40% Central

■	26% East

■	21% West

■	13% Global Family Office

2015 Annual Report / Northern Trust Corporation	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2015	2014	2013	2015 / 2014	2014 / 2013
Global Family Office	$321.4	$324.0	$314.9	(1)%	3%
Central	79.5	85.7	79.4	(7)	8
East	58.5	58.5	57.3	—	2
West	46.9	47.5	44.4	(1)	7
Total Assets Under Custody	$506.3	$515.7	$496.0	(2)%	4%

2015 WEALTH MANAGEMENT ASSETS UNDER CUSTODY

■	63% Global Family Office

■	16% Central

■	12% East

■	9% West

TABLE 22: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2015	2014	2013	2015 / 2014	2014 / 2013
Central	$81.8	$83.4	$86.2	(2)%	(3)%
Global Family Office	61.9	57.0	53.9	9	6
East	47.4	47.4	47.2	—	—
West	36.2	36.7	34.5	(1)	6
Total Assets Under Management	$227.3	$224.5	$221.8	1%	1%

2015 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

■	36% Central

■	27% Global Family Office

■	21% East

■	16% West

2015 Annual Report / Northern Trust Corporation	46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	46% Equities

■	28% Fixed Income Securities

■	26% Cash and Other Assets

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
Wealth Management fee income is calculated primarily based on market values. Wealth Management trust, investment and other servicing fees were $1.28 billion in 2015, up $34.8 million, or 3%, from $1.25 billion in 2014, which in turn was up $82.8 million, or 7%, from $1.17 billion in 2013. The results in 2015 benefited from new business, higher equity markets and lower money market mutual fund fee waivers. Wealth Management money market mutual fund fee waivers totaled $60.4 million and $66.6 million in 2015 and 2014, respectively. The 7% increase in trust, investment and other servicing fees in 2014 compared to 2013 was attributable to higher equity markets and new business, partially offset by higher money market mutual fund fee waivers.
At December 31, 2015, assets under custody in Wealth Management were $506.3 billion compared with $515.7 billion at December 31, 2014. Assets under management were $227.3 billion at December 31, 2015 compared to $224.5 billion at the previous year end.

Wealth Management Foreign Exchange Trading Income
Foreign exchange trading income totaled $12.4 million in 2015, $9.7 million in 2014 and $5.6 million in 2013, primarily reflecting increased client activity.

Wealth Management Other Noninterest Income
Other noninterest income for 2015 totaled $111.8 million, an increase of $13.5 million, or 14%, from $98.3 million in 2014, primarily reflecting higher security commissions and trading income and increases within various categories of other operating income. Other noninterest income in 2014 increased $18.4 million, or 16%, as compared to 2013. Noninterest income in 2013 included the $32.6 million pre-tax gain on the sale of an office building property and a $5.8 million reduction in connection with the write-off of certain fee receivables.

Wealth Management Net Interest Income
Net interest income was $568.1 million for 2015, up $32.0 million, or 6%, from $536.1 million in 2014, primarily reflecting higher levels of average earning assets, partially offset by a decline in the net interest margin. The Wealth Management net interest margin in 2015 decreased to 2.29% from 2.32% in 2014, resulting from lower yields on earning assets, partially offset by a lower cost of interest-related funds. Average earning assets totaled $24.8 billion in the current year, a 7% increase from $23.1 billion in the prior year. Net interest income in 2014 declined $21.6 million, or 4%, from 2013 and the net interest margin in 2014 of 2.32% was down from the 2013 margin of 2.46%. The lower net interest margin in 2014 as compared to 2013 was attributable to lower yields on earning assets, partially offset by lower deposit rates. Earning assets and funding sources in 2015, 2014 and 2013 were primarily comprised of loans and domestic interest-bearing deposits.

2015 Annual Report / Northern Trust Corporation	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management Provision for Credit Losses
The provision for credit losses was a credit of $20.4 million for 2015, compared with a provision of $0.2 million in 2014, and $23.4 million in 2013. The 2015 provision primarily reflected improved credit quality of commercial real estate and residential real estate loan classes coupled with the adoption of a change in estimation methodology for inherent losses. The 2014 provision reflected improvement in the credit quality of the commercial and institutional and commercial real estate loan classes as compared to 2013. For further discussion of the allowance and provision for credit losses refer to the “Asset Quality” section.

Wealth Management Noninterest Expense
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.29 billion in 2015, an increase of $23.2 million, or 2%, from $1.27 billion in the prior year. The increase primarily reflected higher indirect allocations, primarily attributable to $9.2 million of the charge related to voluntary cash contributions to certain constant dollar NAV funds allocated to Wealth Management, as well as increased employee benefits expense, partially offset by lower expense for outside services. Noninterest expense in 2014 included $18.1 million of charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software.

Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expense, executive level compensation and nonrecurring items not allocated to the reporting segments.
The following table summarizes the results of operations of Treasury and Other for the years ended December 31, 2015, 2014, and 2013 on a management-reporting basis.

TABLE 23: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2015	2014	2013	2015 / 2014	2014 / 2013
Noninterest Income	$107.9	$6.6	$8.0	N/M	(17)%
Net Interest Income (Note)	112.9	188.8	132.0	(40)	43
Revenue (Note)	220.8	195.4	140.0	13	40
Noninterest Expense	132.3	133.5	120.9	(1)	10
Income before Income Taxes (Note)	88.5	61.9	19.1	43	224
Provision for Income Taxes (Note)	39.0	23.6	1.9	65	N/M
Net Income	$49.5	$38.3	$17.2	29%	123%
Percentage of Consolidated Net Income	5%	5%	2%
Average Assets	$43,352.5	$20,991.3	$18,661.9	107%	12%

Note: Stated on an FTE basis.

Treasury and Other noninterest income in 2015 was $107.9 million compared to $6.6 million in 2014. The increase reflects the $99.9 million gain on the sale of 1.0 million Visa Class B common shares recognized by the Corporation during 2015. Excluding the gain, Treasury and Other noninterest income increased slightly compared to 2014. Noninterest income in 2014 decreased 17% from 2013, and included $4.2 million of OTTI charges related to certain CRA-eligible securities.
Treasury and Other net interest income in 2015 was $112.9 million, down $75.9 million, or 40%, from $188.8 million in 2014. The decrease reflected a decline in the net interest margin, partially offset by higher levels of earning assets. The changes to both the net interest margin and average earning assets versus prior year are partially due to a change in presentation, as certain assets were transferred to Treasury and Other from C&IS in the first quarter of 2015 and the related internal funds pricing method was updated. Average earning assets in 2015 increased $22.0 billion to $41.8 billion from $19.8 billion in the prior year. Net interest income in 2014 increased 43% from 2013, reflecting higher internal yields on funds provided to reporting segments in 2014.
Treasury and Other noninterest expense in 2015 equaled $132.3 million, down slightly from $133.5 million in 2014. The 2014 expense included $4.6 million of severance-related charges. Excluding these charges, the $3.4 million, or 3%, increase is primarily attributable to higher general overhead costs, partially offset by higher indirect expense allocations to C&IS and Wealth Management.

2015 Annual Report / Northern Trust Corporation	48

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
At December 31, 2015, Northern Trust managed $875.3 billion in assets for personal and institutional clients, including $648.0 billion for C&IS clients and $227.3 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2015, 2014 and 2013 by investment type.

TABLE 24: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2015	2014	2013	2015 / 2014	2014 / 2013
Equities	$446.6	$485.7	$477.2	(8)%	2%
Fixed Income Securities	147.1	162.2	146.7	(9)	11
Cash and Other Assets	177.7	169.9	158.2	5	7
Securities Lending Collateral	103.9	116.3	102.4	(11)	14
Total Assets under Management	$875.3	$934.1	$884.5	(6)%	6%

Assets under management decreased $58.8 billion, or 6%, from $934.1 billion at year-end 2014. The decrease primarily reflected net outflows, including equity outflows from certain sovereign wealth fund clients and a significant outflow from one fixed income mandate, coupled with the unfavorable impact from equity markets and foreign currency translation. The following table presents activity in consolidated assets under management by investment type during the year-ended December 31, 2015.

TABLE 25: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)
Balance as of December 31, 2014	$934.1
Inflows by Investment Type
Equity	116.2
Fixed Income	41.7
Cash & Other Assets	281.0
Securities Lending Collateral	28.8

Total Inflows	467.7

Outflows by Investment Type
Equity	(143.0)
Fixed Income	(54.6)
Cash & Other Assets	(273.3)
Securities Lending Collateral	(41.2)

Total Outflows	(512.1)

Net Outflows	(44.4)

Market Performance, Currency & Other	(14.4)

Balance as of December 31, 2015	$875.3

2015 Annual Report / Northern Trust Corporation	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY
Securities Portfolio
The following table presents the book values of Northern Trust’s held to maturity and available for sale investment securities by type as of December 31, 2015, 2014 and 2013.

TABLE 26: SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	DECEMBER 31,
($ In Millions)	2015	2014	2013
Securities Held to Maturity
U.S. Government	$26.0	$—	$—
Obligations of States and Political Subdivisions	89.2	121.9	225.2
Government Sponsored Agency	9.9	18.4	35.9
Other	5,123.2	4,030.5	2,064.7
Total Securities Held to Maturity	$5,248.3	$4,170.8	$2,325.8
Securities Available for Sale
U.S. Government	$6,178.3	$4,506.9	$1,917.9
Obligations of States and Political Subdivisions	36.4	4.6	4.6
Government Sponsored Agency	16,366.8	16,389.2	17,528.0
Asset-Backed	2,500.1	2,327.7	2,439.9
Auction Rate	17.1	18.1	98.9
Other	7,219.2	6,312.0	6,403.5
Total Securities Available for Sale	$32,317.9	$29,558.5	$28,392.8
Average Total Securities	$37,407.9	$33,445.9	$30,819.9
Total Securities at Year-End	$37,567.4	$33,734.0	$30,720.3

Northern Trust maintains a high quality securities portfolio, with 88% of the combined available for sale, held to maturity, and trading account portfolios at December 31, 2015 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, covered bonds, asset-backed securities, sub-sovereign, supranational, sovereign & non-U.S. agency bonds, auction rate securities, commercial mortgage-backed and obligations of states and political subdivisions. The remainder of the portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 7% were rated double-A, 3% were rated below double-A, and 2% were not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).
At December 31, 2015, 36% of corporate debt was rated triple-A, 29% was rated double-A, and 35% was rated below double-A. Securities classified as “other asset-backed” at December 31, 2015 had average lives of less than 5 years, and 100% were rated triple-A.
Unrealized losses within the investment securities portfolio at December 31, 2015 were $140.5 million as compared to $87.6 million at December 31, 2014, primarily reflecting widened credit spreads and higher market rates since purchase; 35% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. There were $4.2 million of losses recognized in 2014 in connection with the write-down of securities determined to be OTTI. There were no OTTI losses recognized in 2015 or 2013.
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

2015 Annual Report / Northern Trust Corporation	50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and Leases
The following table presents the amounts outstanding of loans and leases by segment and class as of December 31, 2015 and the preceding four year-ends.

TABLE 27: COMPOSITION OF LOAN PORTFOLIO

	DECEMBER 31,
($ In Millions)	2015	2014	2013	2012	2011
Commercial
Commercial and Institutional	$9,431.5	$8,381.9	$7,375.8	$7,468.5	$6,918.7
Commercial Real Estate	3,848.8	3,333.3	2,955.8	2,859.8	2,981.7
Lease Financing, net	544.4	916.3	975.1	1,035.0	978.8
Non-U.S.	1,137.7	1,530.6	954.7	1,192.3	1,057.5
Other	194.1	191.5	358.6	341.6	417.6
Total Commercial	$15,156.5	$14,353.6	$12,620.0	$12,897.2	$12,354.3
Personal
Residential Real Estate	$8,850.7	$9,782.6	$10,271.3	$10,375.2	$10,708.9
Private Client	9,136.4	7,466.9	6,445.6	6,130.1	5,651.4
Other	37.3	37.1	48.6	102.0	349.3
Total Personal	$18,024.4	$17,286.6	$16,765.5	$16,607.3	$16,709.6
Total Loans and Leases	$33,180.9	$31,640.2	$29,385.5	$29,504.5	$29,063.9

Residential Real Estate
The residential real estate loan portfolio is primarily composed of mortgages and home equity credit lines provided as an accommodation to clients. Residential real estate loans totaled $8.9 billion at December 31, 2015, or 28% of total U.S. loans, compared with $9.8 billion, or 32% of total U.S. loans, at December 31, 2014. All residential real estate loans are underwritten utilizing Northern Trust’s credit policies, which do not support the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 75% at inception. Revaluations of supporting collateral for residential real estate loans are obtained upon refinancing or default or when otherwise considered warranted. Residential real estate collateral revaluations are performed by independent third parties.
Of the total $8.9 billion in residential real estate loans at December 31, 2015, $2.3 billion were in Florida, $2.0 billion were in the greater Chicago area, and $1.5 billion were in California, with the remainder distributed throughout the other geographic regions within the United States served by Northern Trust. Legally binding commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $1.4 billion and $1.6 billion at December 31, 2015 and 2014, respectively.

Commercial Real Estate
In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to highly experienced developers and/or investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees also is commonly required.
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

2015 Annual Report / Northern Trust Corporation	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below provides additional detail regarding commercial real estate loan types:

TABLE 28: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
($ In Millions)	2015	2014
Commercial Mortgages:
Apartment/Multi-family	$770.1	$728.7
Office	830.4	735.5
Retail	683.3	854.1
Industrial / Warehouse	310.5	323.7
Other	442.3	125.7
Total Commercial Mortgages	3,036.6	2,767.7
Construction, Acquisition and Development Loans	392.8	256.8
Single Family Investment	147.4	121.3
Other Commercial Real Estate Related	272.0	187.5
Total Commercial Real Estate Loans	$3,848.8	$3,333.3

At December 31, 2015, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $750.9 million and $26.6 million, respectively. At December 31, 2014, legally binding commitments and standby letters of credit totaled $556.1 million and $110.7 million, respectively.

Nonperforming Assets and 90 Days Past Due Loans
Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiations and renewals. The following table presents nonperforming assets and loans that were delinquent 90 days or more and still accruing at December 31, 2015 and each of the prior four year-ends.

TABLE 29: NONPERFORMING ASSETS

	DECEMBER 31,
($ In Millions)	2015	2014	2013	2012	2011
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$42.9	$15.0	$23.1	$21.6	$31.3
Commercial Real Estate	16.7	37.1	49.2	56.4	79.5
Total Commercial	59.6	52.1	72.3	78.0	110.8
Personal
Residential Real Estate	$120.1	$162.4	$189.1	$174.6	$177.6
Private Client	0.4	1.2	1.4	2.2	5.3
Total Personal	120.5	163.6	190.5	176.8	182.9
Total Nonperforming Loans and Leases	180.1	215.7	262.8	254.8	293.7
Other Real Estate Owned	8.2	16.6	11.9	20.3	21.2
Total Nonperforming Assets	$188.3	$232.3	$274.7	$275.1	$314.9
90 Day Past Due Loans Still Accruing	$7.1	$22.7	$16.4	$19.0	$13.1
Nonperforming Loans and Leases to Total Loans and Leases	0.54%	0.68%	0.89%	0.86%	1.01%
Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans and Leases	1.1x	1.2x	1.1x	1.2x	1.0x

Nonperforming assets of $188.3 million as of December 31, 2015, decreased $44.0 million, or 19%, reflecting improved credit quality across the portfolio. The December 31, 2015 loan portfolio reflected a reclassification of a non-performing loan from the residential real estate loan class to the commercial and institutional loan class due to a change in the obligor as a result of restructuring the loan. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in

2015 Annual Report / Northern Trust Corporation	52

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Allowance and Provision for Credit Losses

TABLE 30: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

($ In Millions)	2015	2014	2013
Balance at January 1	$295.9	$307.9	$327.6
Charge-Offs	(30.7)	(36.1)	(59.3)
Recoveries	11.2	18.1	19.6
Net Charge-Offs	(19.5)	(18.0)	(39.7)
Provision for Credit Losses	(43.0)	6.0	20.0
Effects of Foreign Exchange Rates	(0.1)	—	—
Balance at December 31	$233.3	$295.9	$307.9

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

2015 Annual Report / Northern Trust Corporation	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the specific portion of the allowance and the allocated inherent portion of the allowance and its components by loan category at December 31, 2015, and at each of the prior four year-ends.

TABLE 31: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2015		2014		2013		2012		2011
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Specific Allowance	$3.1	—%	$21.1	—%	$24.9	—%	$32.5	—%	$47.3	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	40.4	28	73.0	26	67.5	25	79.2	25	90.0	24
Commercial Real Estate	69.5	12	69.4	10	71.5	10	80.6	10	77.1	10
Lease Financing, net	1.9	2	3.6	3	4.2	3	5.5	4	1.8	3
Non-U.S.	—	3	3.3	5	2.1	3	3.4	4	4.7	4
Other	—	1	—	1	—	2	—	1	—	1
Total Commercial	111.8	46	149.3	45	145.3	43	168.7	44	173.6	42
Personal
Residential Real Estate	96.2	27	107.7	31	118.7	35	110.9	35	92.0	37
Private Client	19.7	27	17.8	24	19.0	22	15.5	21	16.0	20
Other	2.5	—	—	—	—	—	—	—	—	1
Total Personal	118.4	54	125.5	55	137.7	57	126.4	56	108.0	58
Total Allocated Inherent Allowance	$230.2	100%	$274.8	100%	$283.0	100%	$295.1	100%	$281.6	100%
Total Allowance for Credit Losses	$233.3	100%	$295.9	100%	$307.9	100%	$327.6	100%	$328.9	100%
Allowance Assigned to:
Loans and Leases	$193.8		$267.0		$278.1		$297.9		$294.8
Undrawn Commitments and Standby Letters of Credit	39.5		28.9		29.8		29.7		34.1
Total Allowance for Credit Losses	$233.3		$295.9		$307.9		$327.6		$328.9
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.58%		0.84%		0.95%		1.01%		1.01%

Specific Component of the Allowance: The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay.
At December 31, 2015, the specific allowance component amounted to $3.1 million compared with $21.1 million at the end of 2014. The $18.0 million decrease is primarily attributable to charge-offs and restructurings and pay-offs as a result of improvement in commercial and institutional, commercial real estate and residential real estate loans.
The decrease in the specific component of the allowance from $24.9 million in 2013 to $21.1 million in 2014 was primarily attributable to a decrease in nonperforming loans attributable to restructurings and pay-offs as a result of improvement in commercial and institutional, commercial real estate and residential real estate loans, partially offset by additional allowances provided for new and existing nonperforming loans.

Inherent Component of the Allowance: The inherent component of the allowance addresses exposure relating to probable but unidentified credit-related losses. The inherent component of the allowance also covers the credit exposure associated with undrawn loan commitments and standby letters of credit. To estimate the allowance for credit losses on

2015 Annual Report / Northern Trust Corporation	54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these instruments, management uses conversion rates to determine the estimated amount that will be drawn and assigns an allowance factor determined in accordance with the methodology utilized for outstanding loans.
The inherent portion of the allowance decreased $44.6 million to $230.2 million at December 31, 2015, compared with $274.8 million at December 31, 2014, which decreased $8.2 million from $283.0 million at December 31, 2013.
The decrease in 2015 was driven by improved credit quality across the loan and lease portfolio. In addition, Northern Trust changed the estimation methodology for the calculation of the inherent component of the allowance as of December 31, 2015. See Allowance for Credit Losses in Critical Accounting Estimates on page 56 for a description of the change in estimation methodology. The adoption of this methodology resulted in a reduction in the Commercial and Institutional allowance requirement, which was partially offset by an increase to the allowance assigned to undrawn commitments and standby letters of credit. The adoption of the new estimation methodology did not have a material impact on the estimated reserve for any other presented loan categories. The decrease in 2014 was primarily attributable to improvement in the credit quality of commercial real estate, residential real estate and commercial and institutional loans in certain markets, partially offset by additional allowances established for increased loan volumes in the commercial and institutional and commercial real estate loan classes.

Overall Allowance: The evaluation of the specific component and the inherent component above resulted in a total allowance for credit losses of $233.3 million at December 31, 2015, compared with $295.9 million at the end of 2014. The allowance of $193.8 million assigned to loans and leases, as a percentage of total loans and leases, was 0.58% at December 31, 2015, down from a $267.0 million allowance, representing 0.84% of total loans and leases, at December 31, 2014. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $39.5 million and $28.9 million at December 31, 2015, and December 31, 2014, respectively, and are included in other liabilities in the consolidated balance sheets.

Provision: The provision for credit losses was a credit of $43.0 million and net charge-offs totaled $19.5 million in 2015. This compares with a $6.0 million provision for credit losses and net charge-offs of $18.0 million in 2014, and a $20.0 million provision for credit losses and net charge-offs of $39.7 million in 2013.

Impaired Loans
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement or when its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring. As of December 31, 2015, impaired loans totaled $157.3 million and included $117.1 million of loans deemed troubled debt restructurings as compared to total impaired loans of $242.2 million at December 31, 2014, which included $151.3 million of loans deemed troubled debt restructurings. Impaired loans had $3.1 million and $6.6 million of the allowance for credit losses allocated to them at December 31, 2015, and December 31, 2014, respectively. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, dependent upon the level of certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million as of December 31, 2015) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards.

CRITICAL ACCOUNTING ESTIMATES
The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The SEC has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations.
For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses, pension plan accounting, and OTTI of investment securities. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors (Audit Committee).

2015 Annual Report / Northern Trust Corporation	55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The allowance for credit losses consists of the following components:

Specific Allowance: The specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay. For impaired loans where the amount of specific allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

Inherent Allowance: As of December 31, 2015, Northern Trust changed the estimation methodology for inherent losses that have been incurred in the loan and lease portfolio. The new estimation methodology is more quantitatively focused than the previous methodology as it is based on internally developed loss data specific to the Northern Trust loan and lease portfolio. The change in methodology is accounted for as a change in estimate applicable to current period and future periods. The new estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into homogeneous segments. For each segment, the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative inherent allowance. The estimated allowance is reviewed by the Loan Loss Reserve Committee within a qualitative adjustment framework to determine an appropriate adjustment to the quantitative inherent allowance for each segment of the loan portfolio. In determining the appropriate adjustment, management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology and environmental factors that are not contemplated in the quantitative methodology. The Loan Loss Reserve Committee is comprised of representatives from Credit Risk Management, the reporting segments and Corporate Finance.
For periods prior to the methodology change, the amount of inherent allowance was based on factors that incorporated management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Factors were applied to loan and lease credit exposures aggregated by shared risk characteristics and were reviewed quarterly by the Loan Loss Reserve Committee.
The quarterly analysis of the specific and inherent allowance components and the control process maintained by Credit Risk Management and the lending staff are the principal methods relied upon by management for the timely identification of, and adjustment for, changes in estimated credit loss levels. In addition to Northern Trust’s own experience, management also considers regulatory guidance. Control processes and analyses employed to determine an appropriate level of allowance for credit losses are reviewed on at least an annual basis and modified as considered appropriate.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. Management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, in determining an appropriate allowance level. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2015 and changes in estimates are reasonably likely to occur from period to period.
Additionally, as an integral part of their examination process, various federal and state regulatory agencies also review the allowance for credit losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. However, management believes that the allowance for credit losses adequately addresses these uncertainties and has been established at an appropriate level to cover probable losses which have occurred as of the date of the consolidated financial statements.

2015 Annual Report / Northern Trust Corporation	56

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In determining the pension expense for the U.S. plans in 2015, Northern Trust utilized a discount rate of 4.25% for both the Qualified Plan and the Nonqualified Plan. The rate of increase in the compensation level is based on a sliding scale that averaged 4.25%. The expected long-term rate of return on Qualified Plan assets was 7.25%.
In evaluating possible revisions to pension-related assumptions for the U.S. plans as of Northern Trust’s December 31, 2015 measurement date, the following were considered:

•
Discount Rate: Effective December 31, 2015, Northern Trust estimates the discount rate for its U.S. pension plans by applying the projected cash flows for future benefit payments to the Aon Hewitt AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 4.71% at December 31, 2015 for the Qualified and Nonqualified plans, an increase from 4.25% at December 31, 2014.

•	Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a sliding scale that averages 4.25%.

•
Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption decreased from 7.25% for 2015 to 7.00% for 2016.

•
Mortality Table: Northern Trust uses the mortality table proposed by the U.S. Treasury for use in accordance with the provisions of the Pension Protection Act of 2006 (PPA) for both pre- and post-retirement mortality assumptions. Effective December 31, 2015, Northern Trust changed from the RP-2014 mortality table with improvement scale MP-2014 to the aggregate RP-2014 mortality table with adjustment from 2006 to 2014 to reflect improvement scale MP-2015, and with future improvement under scale MP-2015 released by the Society of Actuaries in October 2015. The updated mortality table and improvement scale apply to annuity payments only and result in generally lower projected mortality improvements than estimated by the 2014 tables. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2016.

2015 Annual Report / Northern Trust Corporation	57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to illustrate the sensitivity of these assumptions on the expected Qualified Plan periodic pension expense in 2016 and the projected benefit obligation as of December 31, 2015, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 32: SENSITIVITY OF QUALIFIED PENSION PLAN ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2016 Pension Expense
Discount Rate Change	$(3.7)	$3.8
Compensation Level Change	1.4	(1.4)
Rate of Return on Plan Assets Change	(3.4)	3.4
Increase (Decrease) in 2015 Projected Benefit Obligation
Discount Rate Change	(39.8)	42.0
Compensation Level Change	4.8	(4.7)

Pension Contributions: The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the PPA. There were no contributions to the Qualified Plan in 2015 and 2014 due to strong asset performance over the past few years. The minimum required contribution to the Qualified Plan is expected to be zero in 2016. The maximum deductible contribution is estimated at $250 million for 2016.

Other-Than-Temporary Impairment of Investment Securities
Under GAAP, companies are required to perform periodic reviews of securities with unrealized losses to determine whether the declines in value are considered other-than-temporary. For available-for-sale and held-to-maturity securities that management has no intent to sell, and believes it more-likely-than-not that it will not be required to sell, prior to recovery, the consolidated statements of income reflect only the credit loss component of an impairment, while the remainder of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal not expected to be received over the remaining term of the security as projected. For debt securities that Northern Trust intends to sell, or would more-likely-than-not be required to sell, before the expected recovery of the amortized cost basis, the full impairment (that is, the difference between the security’s amortized cost basis and fair value) is recognized in earnings. The application of significant judgment is required in determining the assumptions used in assessing whether OTTI exists and, if so, in the calculation of the credit loss component of the OTTI. Assumptions used in this process are inherently subject to change in future periods. Different judgments or subsequent changes in estimates could result in materially different impairment loss recognition.
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
There were no credit-related losses recognized in 2015 or 2013. Credit-related losses recognized in 2014 in connection with the write-down of securities totaled $4.2 million. Additional OTTI may occur in future periods as a result of market and economic conditions.

FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2015, approximately 29% of Northern Trust’s total assets and approximately 1% of its total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and

2015 Annual Report / Northern Trust Corporation	58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 18% of Northern Trust’s assets carried at fair value are classified as Level 1; Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
Approximately 82% of Northern Trust’s assets and 99% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment securities classified as available for sale make up 95% of Level 2 assets with the remaining 5% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Northern Trust has a well-established process to validate prices received from pricing vendors as discussed more fully in Note 3, “Fair Value Measurements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2015, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified in Level 2 and approximately 97%, measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.
As of December 31, 2015, the fair value of Northern Trust’s Level 3 assets were $17.1 million. Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities.
As of December 31, 2015, Northern Trust’s Level 3 liabilities consisted of a swap that Northern Trust entered into with the purchaser of 1.0 million shares of Visa Class B common shares previously held by Northern Trust. Pursuant to the swap, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 24, “Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information.
While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.

IMPLEMENTATION OF ACCOUNTING STANDARDS
Information related to recent accounting pronouncements is contained in Note 2, “Recent Accounting Pronouncements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

CAPITAL EXPENDITURES.
Capital expenditures in 2015 included ongoing enhancements to Northern Trust’s software and hardware capabilities, the opening of new offices, and the expansion and renovation of several existing offices. Capital expenditures for 2015 totaled $433.5 million, of which $335.0 million was for software, $59.2 million was for computer hardware, $34.2 million was for building and leasehold improvements, and $5.1 million was for furnishings. These capital expenditures principally support

2015 Annual Report / Northern Trust Corporation	59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OFF-BALANCE-SHEET ARRANGEMENTS
Assets Under Custody/Administration and Assets Under Management
Northern Trust, in the normal course of business, holds assets under custody/administration and management in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheets.

Commitments, Letters of Credit and Securities Lent with Indemnification
Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be drawn fully upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. The following table provides details of Northern Trust’s off-balance-sheet financial instruments as of December 31, 2015 and 2014.

TABLE 33: SUMMARY OF OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS

	DECEMBER 31,
($ In Millions)	2015	2014
Undrawn Commitments to Extend Credit
One Year and Less	$12,530.3	$10,660.1
Over One Year	24,716.7	24,467.5

Total	$37,247.0	$35,127.6

Standby Letters of Credit	$4,305.4	$4,468.1
Commercial Letters of Credit	17.2	20.8
Custody Securities Lent with Indemnification	94,514.0	98,113.9

2015 Annual Report / Northern Trust Corporation	60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2015.

TABLE 34: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

AS OF DECEMBER 31, 2015	COMMITMENT EXPIRATION
($ In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$4,148.5	$2,019.6	$2,128.9	$1,153.6
Holding Companies	9.4	7.3	2.1	107.4
Manufacturing	8,005.0	764.1	7,240.9	2,270.0
Mining	718.2	236.6	481.6	149.8
Public Administration	172.5	8.8	163.7	89.9
Retail Trade	999.9	152.9	847.0	269.5
Services	7,094.8	2,220.5	4,874.3	4,295.4
Transportation and Warehousing	398.8	52.0	346.8	266.3
Utilities	1,401.4	13.3	1,388.1	68.3
Wholesale Trade	821.3	130.1	691.2	578.3
Other Commercial	397.4	228.4	169.0	183.0

Commercial and Institutional (Note)	24,167.2	5,833.6	18,333.6	9,431.5
Commercial Real Estate	750.9	147.0	603.9	3,848.8
Lease Financing, net	—	—	—	544.4
Non-U.S.	1,924.2	1,255.0	669.2	1,137.7
Other	172.3	172.3	—	194.1

Total Commercial	27,014.6	7,407.9	19,606.7	15,156.5

Personal
Residential Real Estate	1,366.1	284.4	1,081.7	8,850.7
Private Client	8,832.9	4,804.6	4,028.3	9,136.4
Other	33.4	33.4	—	37.3

Total Personal	10,232.4	5,122.4	5,110.0	18,024.4

Total	37,247.0	12,530.3	24,716.7	33,180.9

Note: Commercial and Institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).

Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit of $4.3 billion and $4.5 billion at December 31, 2015 and 2014, respectively, include $147.1 million and $221.4 million, respectively, of standby letters of credit secured by cash deposits or participated to others. The weighted average maturity of standby letters of credit was 24 and 27 months at December 31, 2015 and 2014, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $94.5 billion and $98.1 billion at December 31, 2015 and 2014, respectively. Because of the credit quality of the borrowers

2015 Annual Report / Northern Trust Corporation	61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2015, or 2014 related to these indemnifications.
Additional information about Northern Trust’s off-balance-sheet financial instruments is included in Note 27, “Off-Balance-Sheet Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Risk Management
The objectives of liquidity risk management are to ensure that Northern Trust can meet its cash flow obligations under both normal and adverse economic conditions while maintaining its ability to act on business opportunities in a timely and cost effective manner. Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet on- and off-balance sheet and contingent liability cash flow obligations when due because of firm-specific or market-wide events.
Governance and Risk Management Framework
Northern Trust manages its liquidity under a global risk management framework, incorporating regional policies, limits and management when appropriate. The Corporate Liquidity Management Policy, as well as corporate liquidity procedures, limits and risk appetite, are reviewed and approved annually by the Board of Directors. The Board receives a semiannual update on the Corporation’s operations in accordance with established liquidity limits. The Business Risk Committee receives reports at least quarterly on the Corporation’s liquidity risk profile and liquidity risk tolerance. Additionally, the

2015 Annual Report / Northern Trust Corporation	62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset & Liability Management Committee (ALCO) is responsible for recommending liquidity policies to the Board, establishing internal liquidity thresholds, assessing Northern Trust’s overall liquidity status, and reviewing reports, including liquidity stress test results, cash flows and other analyses on a regular basis. The Treasury department has the day-to-day responsibility for measuring, analyzing and managing liquidity risk within the thresholds and limits established by ALCO and the Board. The Risk Management function independently reviews and challenges the liquidity management process.
Northern Trust’s Global Liquidity Management framework focuses on five key areas - position management; liquidity analysis; contingency planning; peer group comparisons; and management reporting - while also providing for the review and management of the liquidity of the Corporation separate from that of the Bank. It is through this framework that management monitors its sources and uses of liquidity, evaluates their level of stability under various circumstances, plans for adverse situations, benchmarks itself against other banks, provides information to management, and complies with various U.S. and international regulations.
Position management includes daily monitoring of cash positions, anticipating future funding requirements given both internal and external events, and management of the liquidity coverage ratio. As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2015, the Bank had over $35.4 billion of securities and loans readily available as collateral to support discount window borrowings. The Bank is also active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds. Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit. Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 65% of total assets as of December 31, 2015. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $33.3 billion at December 31, 2015. The Corporation believes that it and the Bank each satisfied the fully phased-in monthly U.S. liquidity coverage ratio requirements during 2015.
Liquidity analysis evaluates a bank’s ability to meet its cash flow obligations given a variety of possible internal and external events and under different economic conditions. Northern Trust uses liquidity analysis to support its contingent liquidity plans, size its liquidity buffer, gain insight into its liquidity position and strengthen its liquidity and management practices. Liquidity analysis is performed using multiple independent scenarios, across major currencies, at a consolidated corporate level and for various international banking subsidiaries. These scenarios, which include both company-specific and systemic events, analyze potential impacts on Northern Trust’s domestic and foreign deposit balances, wholesale funding sources, financial market access, external borrowing capacity and off-balance-sheet obligations. Results are reviewed by senior management and ALCO on a regular basis.
Another important area of Northern Trust’s liquidity risk management is the development and maintenance of contingent liquidity plans. A contingent funding plan covering the Corporation, Bank and major subsidiaries is approved annually by the Business Risk Committee and regularly updated and tested. This plan, which can be activated in the event of an actual liquidity crisis, details organizational responsibilities and defines specific actions designed to ensure the proper maintenance of liquidity during periods of stress. In conjunction with Northern Trust’s global contingent funding plan, international banking subsidiaries also have individual contingent liquidity plans.
Northern Trust analyzes its liquidity profile against a peer group of large U.S. bank holding companies, including other major custody banks. This analysis provides management with benchmarking information, highlights industry trends, and supports the establishment of new strategies.
Management regularly reviews various reports, analyses and other information depicting changes in Northern Trust’s liquidity mix and funding concentrations, overall financial market conditions and other internal and external liquidity metrics. Management uses this information to evaluate the overall status of Northern Trust’s liquidity position and anticipate potential events that could stress that position in the future. An overall Liquidity Status Level for Northern Trust, established and regularly reviewed by ALCO, is monitored on an ongoing basis by the Treasury department. Downgrades in liquidity status resulting from internal, external or industry-wide events, trigger specific pre-determined actions and limits designed to position Northern Trust to respond better to potential liquidity stresses.

2015 Annual Report / Northern Trust Corporation	63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporation Liquidity
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity, dividend payments from the Bank and interest earned on investment securities and money market assets. In 2015, the Corporation received $600.0 million of dividends from the Bank. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2015 were $496.9 million of common stock repurchases and $321.4 million of common stock dividends.
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $757.5 million and $869.4 million at December 31, 2015 and 2014, respectively. During, and at year-end, 2015 and 2014, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2015 and 2014 was $846.2 million and $1.1 billion, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2015, provided below, allow Northern Trust to access capital markets on favorable terms.

TABLE 35: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2015

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCHRATINGS
Northern Trust Corporation:
Commercial Paper	A-1	P-1	F1+
Senior Debt	A+	A2	AA-
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Trust Preferred Capital Securities	BBB+	A3	BBB+
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors including, the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 25, “Derivative Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The net maximum amount of these termination payments that Northern Trust could have been required to pay at December 31, 2015, was $390.2 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2015, that would be triggered by a significant downgrade in its debt ratings.

Statements of Cash Flows
For the year ended December 31, 2015, net cash provided by operating activities was $1.8 billion, primarily the result of period earnings, decreased net collateral deposited with counterparties and the impact of non-cash charges such as amortization of computer software, partially offset by other operating activities.

2015 Annual Report / Northern Trust Corporation	64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by operating activities for the year ended December 31, 2014, was $936.0 million and was primarily the result of period earnings and the impact of non-cash charges such as amortization of computer software, partially offset by increased net collateral deposited with derivative counterparties.
Net cash used in investing activities of $6.9 billion for the year ended December 31, 2015, primarily reflects the strategic net purchases of securities available for sale and held to maturity to increase the yield on earning assets and increased loans and leases net of $585.2 million in gross cash proceeds received related to the decision to exit a non-strategic loan and lease portfolio, partially offset by decreased levels of Federal Reserve deposits.
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
For the year ended December 31, 2015, net cash provided by financing activities totaled $8.5 billion, primarily attributable to higher levels of total deposits and strategic increases in short-term other borrowings with the Federal Home Loan Bank, partially offset by federal funds purchased, the repurchase of common stock pursuant to the Corporation’s share repurchase program, dividends paid on common and preferred stock, securities sold under agreements to repurchase and the repayment of sterling denominated notes. The increase in total deposits is primarily attributable to higher levels of non-U.S. office deposits.
For the year ended December 31, 2014, net cash provided by financing activities totaled $7.1 billion, primarily attributable to increased levels of total deposits and proceeds from the issuance of Series C Preferred Stock, partially offset by repayments of senior notes and other long-term debt, the repurchase of common stock pursuant to the Corporation’s share repurchase program, and cash dividends paid to common stockholders. The increase in total deposits was attributable to higher levels of demand and other noninterest-bearing client deposits. The decrease in senior notes and other long-term debt reflect the maturity of $500.0 million of fixed-rate senior notes and $135.0 million of repayments of borrowing from the Federal Home Loan Bank, respectively.

Regulatory Environment
Northern Trust actively follows regulatory developments and regularly evaluates its liquidity risk management framework against proposed rulemaking and industry best practices in order to comply with applicable regulations and further enhance its liquidity policies. Please refer to “Liquidity Standards” under “Supervision and Regulation” in Item 1, “Business,” of this Annual Report on Form 10-K for a discussion of applicable liquidity standards.

Contractual Obligations
The following table shows Northern Trust’s contractual obligations as of December 31, 2015.

TABLE 36: CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2015

	PAYMENT DUE BY PERIOD
($ In Millions)	TOTAL	ONE YEAR AND LESS	1-3 YEARS	3-5 YEARS	OVER 5 YEARS
Senior Notes(1)	$1,497.4	$—	$—	$499.7	$997.7
Subordinated Debt(1)	1,341.6	—	541.2	—	800.4
Floating Rate Capital Debt(1)	277.3	—	—	—	277.3
Capital Lease Obligations(2)	34.8	9.1	18.7	7.0	—
Operating Leases(2)	536.0	85.1	157.1	121.0	172.8
Purchase Obligations(3)	322.0	160.3	130.1	21.4	10.2

Total Contractual Obligations	$4,009.1	$254.5	$847.1	$649.1	$2,258.4

Note: Obligations as shown do not include deposit liabilities or interest requirements on funding sources.
(1) Refer to Note 12, “Senior Notes and Long-Term Debt,” and Note 13, “Floating Rate Capital Debt,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” for further details.
(2) Refer to Note 10, “Lease Commitments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” for further details.
(3) Purchase obligations consist primarily of ongoing operating costs related to outsourcing arrangements for certain cash management services and the support and maintenance of the Corporation’s technological requirements. Certain obligations are in the form of variable rate contracts and, in some instances, 2015 activity was used as a base to project future obligations.

2015 Annual Report / Northern Trust Corporation	65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Management

One of Northern Trust’s primary objectives is to maintain a strong capital position to merit the confidence of clients, counterparties, creditors, regulators and stockholders. A strong capital position helps Northern Trust execute its strategies and withstand unforeseen adverse developments.
Senior management, with oversight from the Capital Governance Committee and the full Board of Directors, is responsible for capital management and planning. Northern Trust manages its capital on a total Corporation basis and on a legal entity basis. The Capital Committee is responsible for measuring and managing capital levels against levels set forth within the Capital Policy approved by the Board of Directors. In establishing the goals and targets for capital, a variety of factors are taken into consideration, including the unique risk profiles of Northern Trust’s businesses, regulatory requirements, capital levels relative to peers, and the impact on credit ratings.
Capital levels were strengthened in 2015 as average stockholders’ equity increased $458.0 million, or 6%, reaching $8.6 billion. Total stockholders’ equity was $8.7 billion at December 31, 2015, as compared to $8.4 billion at December 31, 2014. In April 2015, the Board increased the quarterly common stock dividend by 9% to $0.36 per common share. Common dividends totaling $333.0 million were declared in 2015. The Corporation purchased 6.9 million shares of its common stock in 2015 at an average price per share of $72.52, and is authorized by the Board to purchase up to 9.7 million additional shares of stock after December 31, 2015. Preferred dividends totaling $23.4 million were declared in 2015.

2015 Annual Report / Northern Trust Corporation	66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2015 and 2014.

TABLE 37: CAPITAL ADEQUACY

($ In Millions)	December 31, 2015		December 31, 2014
	Advanced Approach(3)	Standardized Approach(4)	Advanced Approach(3)	Standardized Approach(4)
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$8,317.3	$8,317.3	$8,060.4	$8,060.4
Net Unrealized (Gains) Losses on Securities Available for Sale	18.6	18.6	(22.1)	(22.1)
Net Unrealized (Gains) Losses on Cash Flow Hedges	1.8	1.8	3.8	3.8
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(494.0)	(494.0)	(497.0)	(497.0)
Pension and Other Postretirement Benefit Adjustments	192.7	192.7	272.8	272.8
Other	(23.8)	(23.8)	(4.6)	(4.6)

Total Common Equity Tier 1	8,012.6	8,012.6	7,813.3	7,813.3
Additional Tier 1 Capital
Preferred Stock	388.5	388.5	388.5	388.5
Floating Rate Capital	67.2	67.2	134.5	134.5
Other	(37.0)	(37.0)	(18.3)	(18.7)

Total Additional Tier 1 Capital	418.7	418.7	504.7	504.3

Total Tier 1 Capital	8,431.3	8,431.3	8,318.0	8,317.6
Tier 2 Capital
Qualifying Allowance for Credit Losses	—	233.3	—	274.7
Qualifying Subordinated Debt	909.2	909.2	1,009.1	1,009.1
Floating Rate Capital	201.7	201.7	134.5	134.5
Other	(12.5)	(7.8)	(12.4)	(12.9)

Total Tier 2 Capital	1,098.4	1,336.4	1,131.2	1,405.4

Total Risk-Based Capital	$9,529.7	$9,767.7	$9,449.2	$9,723.0
Risk-Weighted Assets(1)	$67,334.6	$73,962.5	$62,896.9	$62,651.2
Total Assets – End of Period (EOP)	116,749.6	116,749.6	109,946.5	109,946.5
Adjusted Average Fourth Quarter Assets(2)	113,099.9	113,099.9	106,814.0	106,814.0
Total Loans and Leases – EOP	33,180.9	33,180.9	31,640.2	31,640.2
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	25.07%	25.07%	25.48%	25.48%
Total Assets – EOP	7.12	7.12	7.33	7.33
Risk-Based Capital Ratios
Common Equity Tier 1	11.9%	10.8%	12.4%	12.5%
Tier 1	12.5	11.4	13.2	13.3
Total (Tier 1 and Tier 2)	14.2	13.2	15.0	15.5
Leverage	7.5	7.5	N/A	7.8
Supplementary Leverage(5)	6.2	N/A	N/A	N/A

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
(3) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2015 and 2014 capital balances and ratios are calculated in accordance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.
(4) In 2014, Standardized Approach risk-weighted assets were determined by Basel I requirements. Effective with the first quarter of 2015, risk-weighted assets are calculated in accordance with the Basel III Standardized Approach final rules.
(5) Beginning with the first quarter of 2015, advanced approaches banking organizations must calculate and report their supplementary leverage ratio. Effective January 1, 2018, the Corporation will be subject to a minimum supplementary leverage ratio of 3 percent.

2015 Annual Report / Northern Trust Corporation	67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015 and 2014, the Corporation’s capital ratios exceeded the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation” section of Item 1, “Business,” and Note 32, “Regulatory Capital Requirements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2015, the Corporation’s common equity Tier 1 capital ratio as calculated under the advanced approaches methodologies would have been 11.5% on a fully phased-in basis, while the Corporation’s common equity Tier 1 capital ratio under the standardized approach would have been 10.5% on a fully phased-in basis.
The implementation of Basel III in the United States has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. The Corporation and the Bank believe their capital strength, balance sheets and business models leave them well positioned for the continued U.S. implementation of Basel III.

RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated enterprise risk management framework to support its strategies. The framework provides a methodology to identify, assess, monitor, measure, manage and report both internal and external risks to Northern Trust, and promotes a culture of risk awareness across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and behavior of employees to risk and the management of risk across all lines of defense within the organization. The key risk categories that are inherent in Northern Trust’s business activities include: credit, operational, fiduciary, compliance, market, liquidity, and strategic risk. Please refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity risk management.
Northern Trust reinforces a culture of effective risk management through training and developing employees and evaluating and rewarding employee performance.

Risk Governance and Oversight
Risk governance is an integral aspect of corporate governance at Northern Trust, and includes clearly defined accountabilities, expectations, internal controls and processes for risk-based decision-making and escalation of issues. The diagram below provides a high-level overview of Northern Trust’s risk governance structure, highlighting the oversight of the Board of Directors and key risk-related committees.

TABLE 38: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Compensation and Benefit Committee

Global Enterprise Risk Committee (GERC)
Global Enterprise Risk Management Committee (GERM)
Credit Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Asset & Liability Management Committee	Model Risk Oversight Committee

The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Compensation and Benefits Committee. The Board of Directors annually approves Northern Trust’s enterprise risk management framework, risk universe and Corporate Risk Appetite Statement. The Business Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, fiduciary risk, compliance risk, market risk, liquidity risk, and strategic risk. The Audit Committee provides oversight with respect to financial reporting and legal risk, while the Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Compensation and Benefits Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety and soundness. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk taking

2015 Annual Report / Northern Trust Corporation	68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

behavior by participants. The Capital Governance Committee of the Board was established in November 2015 to assist the Board in discharging its oversight duties with respect to capital management and planning activities. Among other responsibilities, the Capital Governance Committee oversees Northern Trust’s capital adequacy assessments, forecasting, and stress testing processes and activities, including the annual CCAR exercise. Accordingly, the Capital Governance Committee provides oversight with respect to Northern Trust’s risk identification for the capital adequacy assessment process.
The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are understood and appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the enterprise risk management framework, the executive management team of Northern Trust, together with the General Auditor, meets as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk overseen by the Business Risk Committee. Among other risk management responsibilities, GERC receives reports or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

The Global Enterprise Risk Management Committee (GERM) provides senior management oversight and guidance to the management of all categories of risk within Northern Trust. GERM is chaired by the CRO, and members include risk practice leads, business unit and regional chief risk officers, and various functional risk leaders.

The Credit Risk Committee establishes and monitors credit-related policies and practices throughout Northern Trust and promotes their uniform application. The Credit Risk Committee is chaired by the Chief Credit Officer, and members include the CRO, the Treasurer, the Chief Operational Risk Officer, the Controller, and various functional risk and business management leaders.

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

The Compliance & Ethics Oversight Committee provides oversight and direction with respect to compliance policies, implementation of the compliance and ethics program, and the coordination of regulatory compliance initiatives across the Corporation. This committee also may resolve significant interpretive issues regarding compliance in situations where specific compliance policies do not provide for or allow resolution of the issue by another individual or committee.

The Asset & Liability Management Committee (ALCO) establishes and monitors Northern Trust’s market and liquidity risk frameworks and policies as well as actively manages Northern Trust’s market and liquidity risks through oversight of the implementation of approved asset and liability management strategies. At ALCO, senior management reviews and discusses Northern Trust’s market risk profile as well as various scenario analyses. ALCO establishes and monitors guidelines based on measures such as sensitivity of earnings (SOE), sensitivity of economic value of equity (SEVE), value-at-risk (VaR) and notional position sizes.

The Model Risk Oversight Committee (MROC) is responsible for providing management attention, direction, and oversight of the model risk management framework and model risk within Northern Trust. MROC reviews and, where applicable, provides guidance and approval as to the direction of the Northern Trust Model Risk Program and Policy. MROC tracks and provides oversight, advice, approval and direction on risk mitigation activities and the acceptance of significant risks, where appropriate.

2015 Annual Report / Northern Trust Corporation	69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk Appetite: Northern Trust defines the organization’s risk appetite as the amount and types of risk that it is willing to assume in its exposures and business activities to achieve its strategic and financial objectives. Risk appetite is a methodology to measure Northern Trust’s willingness to take risk and reflects Northern Trust’s tolerance of certain levels of risk exposures as measured at the enterprise and business level, as applicable. Northern Trust’s Corporate Risk Appetite Statement reflects Northern Trust’s expectation that risk is consciously considered as part of day-to-day activities and strategic decisions. Northern Trust manages its business activities consistent with the risk appetite statement, in which specific guidelines are detailed for credit, operational, fiduciary, compliance, market, liquidity, and strategic risk. GERC reviews the measurement and assessment of risk within the Corporation and against Northern Trust’s Corporate Risk Appetite Statement. When appropriate, GERC addresses emerging risk issues and directs risk mitigation actions.

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

Risk Control
Risk Control is an internal, independent review function within the Risk Management function. Risk Control is managed by the Chief Risk Control Officer and is comprised of the following groups, each with its own risk focus and oversight. The Business Risk Committee oversees Risk Control and each of the groups below.

Model Risk Management
Financial and risk modeling are used by Northern Trust to inform numerous decisions regarding risk management, as well as capital estimation, financial reporting and disclosure, valuation and pricing and portfolio management. Model risk may result from decisions based on models that produce incorrect results or models that are improperly used. Model Risk Management is responsible for the implementation and management of the enterprise-wide model risk framework and independently validating new models and reviewing and re-validating existing models. Validations are documented and include an assessment of the conceptual soundness of the modeling approach, outcomes analysis, applicability of use, model assumptions and limitations, development documentation, ongoing monitoring and model controls. Oversight of Model Risk Management is provided by the MROC.

2015 Annual Report / Northern Trust Corporation	70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Global Compliance Testing and Independent Verification
Global Compliance Testing evaluates the effectiveness of procedures and controls designed to comply with relevant laws and regulations, as well as corresponding Northern Trust policies governing regulatory compliance activities. Global Compliance Testing identifies weaknesses that could result in regulatory compliance violations or risks to Northern Trust’s businesses and monitors action plans designed to mitigate those weaknesses. Oversight of Global Compliance Testing activities is provided by the Compliance & Ethics Oversight Committee. Also included is an Independent Verification program that promotes rigor and accuracy in Northern Trust’s ongoing compliance with Basel III requirements and adherence to Enhanced Prudential Standards, including Liquidity Stress Testing. The program independently verifies Northern Trust’s advanced systems in order to comply with the qualification requirements related to the Advanced Internal Ratings Based and Advanced Measurement Approaches. In addition, Independent Verification performs conceptual soundness evaluations of proposed changes to the Bank’s advanced systems prior to notification to regulatory authorities as required in Basel Coordination Committee Bulletin 14-2. The Independent Verification program assesses the effectiveness of the Credit Risk, Operational Risk, and Market Risk frameworks. The Independent Verification team presents an annual assessment report of its findings to the Business Risk Committee, which is required to review and approve the effectiveness of Northern Trust’s advanced systems on an annual basis.

Audit Services
Audit Services is an independent control function that assesses and validates controls within Northern Trust’s enterprise risk management framework. Audit Services is managed by the General Auditor with oversight from the Audit Committee. Audit Services tests the overall adequacy and effectiveness of the system of internal controls associated with the advanced systems on an ongoing basis and reports the results of these audits directly to the Audit Committee. Audit Services includes professionals with a broad range of audit and industry experience, including risk management expertise. The General Auditor reports directly to the Audit Committee and the Corporation’s Chief Executive Officer.

Credit Risk
Credit risk is the risk to interest income or principal from the failure of a borrower or counterparty to perform on an obligation.

Credit Risk Overview
Credit risk is inherent in many of Northern Trust’s activities. A significant component of credit risk relates to loans, leases, securities, and counterparty-related exposures. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions as it is generally more conservative in terms of credit risk. In particular, Northern Trust is generally:

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

Credit Risk Framework and Governance
The Credit Risk Management function is the focal point of the credit risk framework and, while independent of the businesses, it works closely with them to achieve the goal of assuring proactive management of credit risk. To monitor and control credit risk, the Credit Risk Management function maintains a framework that consists of policies, standards, and practices designed to promote a conservative credit culture. This function also monitors adherence to corporate policies, standards, and external regulations.
The Credit Risk Management function provides a system of checks and balances for Northern Trust’s diverse credit-related activities by monitoring these activities and practices and promoting their uniform application throughout Northern Trust. These activities are designed to diversify credit exposure on an industry and client basis and reduce overall credit risk.

2015 Annual Report / Northern Trust Corporation	71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The credit risk framework provides authorities for approval of the extension of credit. Individual credit authority for commercial and personal loans is limited to specified amounts and maturities. Credit requests exceeding individual authority because of amount, rating, term or other conditions, are referred to the relevant Group Credit Approval Committee. Credit decisions involving exposure in excess of these limits require the approval of the Senior Credit Committee.
The Counterparty Risk Management Committee has sole credit authority for the approval, modification, or renewal of credit exposure to all wholesale market counterparties.
The Chief Credit Officer reports directly to the CRO. Independent oversight and review of the credit risk framework is provided by Risk Control.

Credit Risk Measurement
An integral component of credit risk measurement is Northern Trust’s internal risk rating system. Northern Trust’s internal risk rating system enables identification, measurement, approval and monitoring of credit risk. Northern Trust uses the Advanced Internal Rating Based approach to calculate regulatory capital using regulatory formulas and exposure level risk information from Northern Trust’s internal rating system. Calculations include entity-specific information about the obligor’s or counterparty’s probability of default and exposure-specific information about loss given default, exposure at default and maturity. Northern Trust’s internal risk rating system is intended to rank its credit risk without any modeled linkage to external credit ratings.
The Credit Risk Management function is responsible for the ongoing oversight of each model that supports the internal risk-rating system. This oversight includes the development, monitoring and maintenance of the models, as well as providing information to the Credit Risk Committee to support model approval and monitoring of ongoing model performance. Independent model governance and oversight is further supported by the activities of Risk Control.

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in Note 27, “Off-Balance-Sheet Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” and in the “Off-Balance-Sheet Arrangements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting, management reporting, setting of loss allowances, and capital calculations. Borrower risk ratings are discussed further in Note 6, “Loans and Leases,” to the consolidated financial statements.
The Credit Risk Management function oversees a range of portfolio reviews that focus on significant and/or weaker-rated credits. This approach allows management to take remedial action in an effort to deal with potential problems. In addition, independent from the Credit Risk Management function, Credit Review undertakes both on-site and off-site file reviews that evaluate effectiveness of management’s implementation of the Credit Risk Management’s requirements.
Northern Trust maintains a loan portfolio watch list for adversely classified credit exposures. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Loans outstanding to watch list borrowers associated with these risk profiles that are not currently in default but have limited financial flexibility totaled $328.3 million at December 31, 2015. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements and borrowers typically have minimal cushion in adverse down cycle scenarios. An integral part of the Credit Risk Management function is a formal review of past due and potential problem loans to determine which credits, if any, need to be placed on nonperforming status or charged off.

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

2015 Annual Report / Northern Trust Corporation	72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Netting: On-balance-sheet netting is employed on a limited basis. Netting is primarily related to foreign exchange transactions with major banks and institutional clients subject to eligible master netting agreements. A sub-set of these arrangements are conducted under an ISDA Credit Support Annex. Northern Trust has elected to take the credit risk mitigation capital benefit of netting within its regulatory capital calculation at this time.

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

Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, human factors and systems, or from external events.

Operational Risk Overview
Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, product design and delivery difficulties, potential legal actions, or catastrophes to result in losses. Operational risk includes:

•	execution, delivery and process management risk;

•	risk resulting from business disruption and system failures;

•	risk of damage to physical assets;

•	risk resulting from clients, products and business practices;

•	employment practice and workplace safety risk;

•	internal fraud risk;

•	external fraud risk;

•	compliance risk;

•	fiduciary risk; and

•	legal risk.

2015 Annual Report / Northern Trust Corporation	73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The Operational Risk Management function is responsible for defining the operational risk framework and providing independent oversight of the framework across Northern Trust. It is the responsibility of each business to implement the corporate-wide operational risk framework as well as business specific risk management programs to identify, monitor, measure, and manage operational risk and mitigate Northern Trust’s exposure to loss. Risk Control provides independent oversight and review of the operational risk framework.

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
The ORC is responsible for setting the Corporate Operational Risk Management Policy and approving the operational risk framework and programs that support the coordination of operational risk activities to identify, monitor, measure, manage and report on operational risk. In addition, the ORC serves as an escalation point for significant issues raised by its programs.
Operational risk is identified, monitored, measured, managed and reported through the operational risk framework. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that impact risk and drive action to reduce future loss events. Several key programs support the operational risk framework, including:

•
Loss Event Data Program – a program that collects loss data for use in monitoring operational risk exposure, various business analyses and a Basel Advanced Management Approach (AMA) capital quantification. Both internal and external loss data are used in the operational risk capital quantification. Thresholds drive analysis, action and escalation through Northern Trust’s businesses and the Operational Risk Management function.

•
Risk and Control Self-Assessment – a structured risk management process used by Northern Trust’s businesses to analyze the risks that are present in their respective business environments, processes and activities and to assess the adequacy of associated internal controls.

•
Operational Risk Scenario Analysis – a systematic process of obtaining expert opinions from business managers and risk management experts to derive reasoned assessments of the likelihood of occurrence and the potential loss impact of plausible high-severity operational losses. This process facilitates management’s consideration of operational risk to which the business is exposed and the potential impact and response to such events.

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

•	Significant New Business Opportunity – a program that assesses the resource requirements, impact on systems and controls, and other risk factors prior to taking on significant new business.

2015 Annual Report / Northern Trust Corporation	74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Scalability & Capacity Assessment Review – a program that provides a mechanism for identifying scalability and/or capacity constraints within Northern Trust’s business areas and their ability to take on change, whether driven by new business, strategic projects, market volatility or regulatory change.

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

•
Physical Security – a program that provides for the safety of Northern Trust partners, clients, and visitors worldwide by setting and enforcing standards, providing training, establishing partnerships, and encouraging continual improvement in workplace security.

•	Insurance Management Program – a program designed to reduce the monetary impact of certain operational loss events.

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

Information Security
Northern Trust’s approach to information security begins at a governance level with an organizational structure which reflects support from executive management and includes risk committees comprised of members from across Northern Trust’s businesses. In addition, technology risk is mitigated not only through a strong governance process, but also internal controls and risk management practices designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. The desired control environment is expressed through Northern Trust’s policies, standards and guidelines that together define its tolerance for risk. Each business is responsible for complying with these policies, standards and guidelines, as well as external regulations. Where appropriate, these policies, standards and guidelines contain limits and benchmarks to facilitate the measurement, monitoring and reporting of risk.
Effective management of information and technology risk is crucial in an environment of increasing threat and requires a structured approach to establish and communicate expectations and required practices. Northern Trust employees are responsible for promoting information security and following sound technology risk management practices as well as adhering to applicable policies and standards and other means provided to them to safeguard electronic information and business systems within their care. Training and awareness programs to educate employees on information security are on-going and include multiple approaches such as mandatory computer based training. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
In addition to the various information security controls managed and monitored within the organization, Northern Trust uses external third party security teams on a regular basis to assess effectiveness.  These teams perform security program maturity assessments, penetration tests, security assessments and reviews of Northern Trust’s susceptibility to social engineering attacks such as spear phishing. Northern Trust operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the business, and alerts the organization in accordance with its documented Cyber Incident Response Plan.
Business Resiliency
Northern Trust’s business resiliency approach encompasses business continuity and disaster recovery processes enterprise-wide (including staff, technology and facilities) to ensure that following a disaster or business interruption Northern Trust resumes mission-critical business functions and fulfills all regulatory and legal requirements.

2015 Annual Report / Northern Trust Corporation	75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Trust’s business resiliency mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resiliency centers that offer alternative workstations, and transfer of work and work-from-home programs that provide further capability by allowing staff to work from home.
All of Northern Trust’s businesses are required to regularly risk-assess their critical functions and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The strength of the business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually.
The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

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

Fiduciary Risk Overview
The Fiduciary Risk Management Program identifies, assesses, measures and monitors fiduciary risk. Fiduciary risk is mitigated through internal controls and risk management practices that are designed to identify, understand and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in each relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations and for establishing specific procedures, standards and guidelines to manage fiduciary risk within the desired risk appetite level.  Each business also is expected to establish procedures for enhanced review in the event a product or relationship involves unique or more complex fiduciary risks. The Corporate Fiduciary Risk Program framework utilizes existing corporate and business risk management tools to measure and guide the assessment of fiduciary risk in the businesses.

Fiduciary Risk Framework and Governance
The FRC is responsible for establishing and reviewing the fiduciary risk policies and establishing the fiduciary risk framework, governance and programs that support the coordination of fiduciary risk activities to identify, monitor, manage and report on fiduciary risk. At FRC meetings, senior management reviews and discusses fiduciary risks including existing and emerging issues. In addition, the FRC serves as an escalation point for significant issues raised by its subcommittees or elsewhere in the organization.

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
Each business is responsible for the implementation and effectiveness of the Compliance and Ethics Program and specific compliance policies within their respective businesses. Each business is responsible for its respective employees’ compliance with corporate policies and external regulations and for establishing specific procedures, standards and guidelines to manage compliance risk in accordance with Northern Trust’s Compliance and Ethics Program.
The Compliance and Ethics Oversight Committee establishes and monitors adherence to Northern Trust’s Compliance and Ethics Program. The Chief Compliance and Ethics Officer reports to the Business Risk Committee as appropriate and chairs the Compliance and Ethics Oversight Committee.

2015 Annual Report / Northern Trust Corporation	76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Exposure limits for market risk are set by the Board and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. ALCO and its subcommittee, the Market and Liquidity Risk Committee (MLRC), provide independent oversight and are responsible for developing the market risk management framework and programs that support the coordination of market risk activities to identify, monitor, manage and report on market risk. At ALCO and MLRC meetings, senior management reviews and discusses Northern Trust’s market risk profile as well as various scenario analyses. ALCO and MLRC establish and monitor guidelines based on measures such as SOE, SEVE, VaR and notional position sizes.

Interest Rate Risk Overview
Interest rate risk is the risk to earnings, associated with the balance sheet, or value of equity due to changes in interest rates. Changes in interest rates can have a positive or negative impact on earnings depending on the positioning of assets, liabilities and off-balance-sheet instruments. The impact to earnings will primarily come through net interest income, but it can also impact certain types of fees related to the balance sheet. Changes in interest rates also can impact the values of assets, liabilities and off-balance-sheet positions, which indirectly impact the value of equity. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are highly correlated, which allows Northern Trust’s interest-bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.
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

2015 Annual Report / Northern Trust Corporation	77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sensitivity of Earnings (SOE)
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

The following table shows the estimated impact on the next twelve months of pre-tax earnings, excluding fee waivers, of 100 and 200 basis point upward movements in interest rates relative to forward rates. Given the low level of interest rates, the simulation of earnings for rates 100 and 200 basis points lower would not provide meaningful results.

TABLE 39: INTEREST RATE RISK SIMULATION OF PRE-TAX EARNINGS EXCLUDING FEE WAIVERS

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF PRE-TAX EARNINGS:
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(2)
200 Basis Points	(31)

Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e. twist) changes to yield curves that results in them becoming steeper or flatter, and changes to the relationship among the yield curves (i.e. basis risk).
The simulations of earnings do not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movements, including money market mutual fund fee waivers. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. SOE is not directly comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.
During the year ended December 31, 2015, Northern Trust did not exceed its SOE limits.

2015 Annual Report / Northern Trust Corporation	78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

TABLE 40: INTEREST RATE RISK SIMULATION OF ECONOMIC VALUE OF EQUITY AS OF DECEMBER 31, 2015

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON ECONOMIC VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(133)
200 Basis Points	(427)

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
During the year ended December 31, 2015, Northern Trust did not exceed its SEVE limits.

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

2015 Annual Report / Northern Trust Corporation	79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Currency Risk Overview
Northern Trust's balance sheet is exposed to non-trading foreign currency risk as a result of its holdings of non-U.S. dollar denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense. To manage currency exposures on the balance sheet, Northern Trust attempts to match its assets and liabilities by currency. If those currency offsets do not exist on the balance sheet, Northern Trust will use foreign exchange derivative contracts to mitigate its currency exposure. Foreign exchange contracts are also used to reduce Northern Trust’s currency exposure to future non-U.S. dollar denominated revenue and expense.
In addition, Northern Trust provides foreign exchange services to clients. Most of these services are provided in connection with Northern Trust’s growing global custody business. In the normal course of business Northern Trust also engages in trading of non-U.S. currencies for its own account. Both activities are considered trading activities. The primary market risk associated with global foreign exchange trading activities is foreign exchange risk.
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
VaR measures are computed in a vended software application which reads foreign exchange positions from Northern Trust’s trading systems each day. Data vendors provide foreign exchange rates and interest rates for all currencies. The Corporate Market Risk function monitors on a daily basis VaR model inputs and outputs for reasonableness.

Foreign Currency Risk Monitoring, Reporting and Analysis
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally-weighted and exponentially-weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look back periods of one year and four years. Those alternative measures provide management a rich array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.
Automated daily reports are produced and distributed to business managers and risk managers. The Corporate Market Risk function also reviews and reports several variations of the VaR measures in historical time series format to provide management with a historical perspective on risk.
The table below presents the levels of total regulatory VaR and its subcomponents for global foreign currency in the years indicated below, based on the historical simulation methodology, a 99% confidence level, a one day horizon and equally weighted volatility. The total VaR for foreign currency is typically less than the sum of its two components due to diversification benefits derived from the two subcomponents.

TABLE 41: FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (SPOT AND FORWARD)		FOREIGN EXCHANGE SPOT VaR		FOREIGN EXCHANGE FORWARD VaR
As of December 31	2015	2014	2015	2014	2015	2014
High	$0.6	$0.5	$0.5	$0.5	$0.5	$0.1
Low	0.1	—	—	—	0.1	—
Average	0.3	0.2	0.2	0.1	0.3	0.1
Year-End	0.3	0.2	0.1	0.3	0.3	0.1

During 2015 and 2014, Northern Trust did not incur an actual trading loss in excess of the daily value at risk estimate.

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes which averaged $4.0 million for the year ended December 31, 2015.
Northern Trust is also party to interest rate derivative contracts consisting mostly of interest rate swaps entered into to meet clients’ interest rate management needs, but also including a small number of caps, floors, and swaptions (an option to enter into an interest rate swap). All interest rate derivative transactions are executed by the Treasury department. When

2015 Annual Report / Northern Trust Corporation	80

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

GERC and the Business Risk Committee are responsible for reviewing the general methods, guidelines and policies by which Northern Trust monitors and controls strategic risk.

FORWARD-LOOKING STATEMENTS
This report may include statements which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified typically by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements, other than those related to historical facts, that relate to Northern Trust’s financial results and outlook, capital adequacy, dividend policy, accounting estimates and assumptions, credit quality including allowance levels, future pension plan contributions, anticipated tax benefits, anticipated expense levels, spending related to technology and regulatory initiatives, risk management policies, contingent liabilities, strategic initiatives, industry trends, and expectations regarding the impact of recent legislation and accounting pronouncements. These statements are based on Northern Trust’s current beliefs and expectations of future events or future results, and involve risks and uncertainties that are difficult to predict and subject to change. These statements are also based on assumptions about many important factors, including:

•	financial market disruptions or economic recession, whether in the United States, Europe, the Middle East, Asia or other regions;

•
volatility or changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets held in particular investment funds or client portfolios, including those funds, portfolios, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;

•	the impact of equity markets on fee revenue;

•	the downgrade of U.S. government-issued and other securities;

•
changes in foreign exchange trading client volumes and volatility in foreign currency exchange rates, changes in the valuation of the U.S. dollar relative to other currencies in which Northern Trust records revenue or accrues expenses, and Northern Trust’s success in assessing and mitigating the risks arising from all such changes and volatility;

•
a decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions;

•
Northern Trust’s ability to address operating risks, including cyber-security or data security breach risks, human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

•	Northern Trust's success in responding to and investing in changes and advancements in technology;

•	a significant downgrade of any of Northern Trust’s debt ratings;

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

2015 Annual Report / Northern Trust Corporation	81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	changes in interest rates or in the monetary or other policies of various regulatory authorities or central banks;

•
changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including changes that may affect leverage limits and risk-based capital and liquidity requirements, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, or restrict or increase the regulation of certain activities carried on by financial institutions, including Northern Trust;

•
increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the United States and other countries, such as anti-money laundering, anti-bribery, and client privacy;

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

Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

2015 Annual Report / Northern Trust Corporation	82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT
The table below presents a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on a FTE basis, which are non-GAAP financial measures. Management believes this presentation provides a clearer indication of net interest margins for comparative purposes.

TABLE 42: RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
	2015			2014			2013
($ In Millions)	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE
Interest Income	$1,224.0	$25.3	$1,249.3	$1,186.9	$29.4	$1,216.3	$1,155.5	$32.5	$1,188.0
Interest Expense	153.9	—	153.9	181.4	—	181.4	222.4	—	222.4
Net Interest Income	$1,070.1	$25.3	$1,095.4	$1,005.5	$29.4	$1,034.9	$933.1	$32.5	$965.6
Net Interest Margin	1.05%		1.07%	1.05%		1.08%	1.09%		1.13%

2015 Annual Report / Northern Trust Corporation	83

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

2015 Annual Report / Northern Trust Corporation	84

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF NORTHERN TRUST CORPORATION:
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (Northern Trust) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Northern Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Trust Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northern Trust Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of Northern Trust Corporation’s internal control over financial reporting.

CHICAGO, ILLINOIS
FEBRUARY 29, 2016

2015 Annual Report / Northern Trust Corporation	85

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2015	2014
ASSETS
Cash and Due from Banks	$6,444.6	$3,050.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,614.2	1,062.7
Interest-Bearing Deposits with Banks	14,143.1	14,928.3
Federal Reserve Deposits	16,398.5	17,386.3
Securities
Available for Sale	32,317.9	29,558.5
Held to Maturity (Fair value of $5,227.5 and $4,176.1)	5,248.3	4,170.8
Trading Account	1.2	4.7

Total Securities	37,567.4	33,734.0

Loans and Leases
Commercial	15,156.5	14,353.6
Personal	18,024.4	17,286.6

Total Loans and Leases (Net of unearned income of $103.6 and $287.7)	33,180.9	31,640.2

Allowance for Credit Losses Assigned to Loans and Leases	(193.8)	(267.0)
Buildings and Equipment	446.9	444.3
Client Security Settlement Receivables	2,157.0	1,568.8
Goodwill	526.4	533.2
Other Assets	4,464.4	5,865.1

Total Assets	$116,749.6	$109,946.5

LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$23,435.5	$22,815.0
Savings and Money Market	15,035.9	15,916.4
Savings Certificates and Other Time	1,455.8	1,757.4
Non-U.S. Offices – Noninterest-Bearing	6,719.9	2,723.2
– Interest-Bearing	50,221.8	47,545.0
Total Deposits	96,868.9	90,757.0
Federal Funds Purchased	351.5	932.9
Securities Sold under Agreements to Repurchase	546.6	885.1
Other Borrowings	4,055.1	1,685.2
Senior Notes	1,497.4	1,497.0
Long-Term Debt	1,371.3	1,615.1
Floating Rate Capital Debt	277.3	277.2
Other Liabilities	3,075.6	3,848.1

Total Liabilities	108,043.7	101,497.6

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares: Series C, Outstanding shares of 16,000 and 16,000	388.5	388.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 229,293,783 and 233,390,705	408.6	408.6
Additional Paid-in Capital	1,072.3	1,050.9
Retained Earnings	8,242.8	7,625.4
Accumulated Other Comprehensive Loss	(372.7)	(319.7)
Treasury Stock (15,877,741 and 11,780,819 shares, at cost)	(1,033.6)	(704.8)

Total Stockholders’ Equity	8,705.9	8,448.9

Total Liabilities and Stockholders’ Equity	$116,749.6	$109,946.5
See accompanying notes to consolidated financial statements on pages 90-159.

2015 Annual Report / Northern Trust Corporation	86

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2015	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,980.5	$2,832.8	$2,609.8
Foreign Exchange Trading Income	261.8	210.1	244.4
Treasury Management Fees	64.7	66.0	69.0
Security Commissions and Trading Income	78.7	67.6	68.0
Other Operating Income	247.1	153.5	166.5
Investment Security Losses, net (Note)	(0.3)	(4.3)	(1.5)
Total Noninterest Income	3,632.5	3,325.7	3,156.2
Net Interest Income
Interest Income	1,224.0	1,186.9	1,155.5
Interest Expense	153.9	181.4	222.4
Net Interest Income	1,070.1	1,005.5	933.1
Provision for Credit Losses	(43.0)	6.0	20.0
Net Interest Income after Provision for Credit Losses	1,113.1	999.5	913.1
Noninterest Expense
Compensation	1,443.3	1,417.9	1,306.6
Employee Benefits	285.3	268.7	257.5
Outside Services	595.7	574.6	564.1
Equipment and Software	454.8	421.4	377.6
Occupancy	173.5	180.3	173.8
Other Operating Expense	328.0	272.1	314.2
Total Noninterest Expense	3,280.6	3,135.0	2,993.8
Income before Income Taxes	1,465.0	1,190.2	1,075.5
Provision for Income Taxes	491.2	378.4	344.2
NET INCOME	$973.8	$811.8	$731.3
Preferred Stock Dividends	23.4	9.5	—
Net Income Applicable to Common Stock	$950.4	$802.3	$731.3
PER COMMON SHARE
Net Income – Basic	$4.03	$3.34	$3.01
– Diluted	3.99	3.32	2.99
Average Number of Common Shares Outstanding – Basic	232,279,849	235,829,790	239,265,313
– Diluted	234,221,729	237,720,255	240,554,840

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$(4.9)	$—
Noncredit-related OTTI Losses Recorded in (Reclassified from) OCI	—	0.7	—
Other Security Losses, net	(0.3)	(0.1)	(1.5)
Investment Security Losses, net	$(0.3)	$(4.3)	$(1.5)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Net Income	$973.8	$811.8	$731.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(58.6)	21.6	(95.0)
Net Unrealized (Losses) Gains on Cash Flow Hedges	1.7	(7.6)	4.3
Foreign Currency Translation Adjustments	(15.9)	(8.8)	(3.4)
Pension and Other Postretirement Benefit Adjustments	19.8	(80.6)	132.8
Other Comprehensive (Loss) Income	(53.0)	(75.4)	38.7
Comprehensive Income	$920.8	$736.4	$770.0
See accompanying notes to consolidated financial statements on pages 90-159.

2015 Annual Report / Northern Trust Corporation	87

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
PREFERRED STOCK
Balance at January 1	$388.5	$—	$—
Issuance of Preferred Stock, Series C	—	388.5	—

Balance at December 31	388.5	388.5	—

COMMON STOCK
Balance at January 1 and December 31	408.6	408.6	408.6

ADDITIONAL PAID-IN CAPITAL
Balance at January 1	1,050.9	1,035.7	1,012.7
Treasury Stock Transactions – Stock Options and Awards	(74.0)	(71.1)	(55.0)
Stock Options and Awards – Amortization	77.7	77.5	75.0
Stock Options and Awards – Tax Benefits	17.7	8.8	3.0

Balance at December 31	1,072.3	1,050.9	1,035.7

RETAINED EARNINGS
Balance at January 1	7,625.4	7,134.8	6,702.7
Net Income	973.8	811.8	731.3
Dividends Declared – Common Stock	(333.0)	(311.7)	(299.2)
Dividends Declared – Preferred Stock	(23.4)	(9.5)	—

Balance at December 31	8,242.8	7,625.4	7,134.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1	(319.7)	(244.3)	(283.0)
Net Unrealized Gains (Losses) on Securities Available for Sale	(58.6)	21.6	(95.0)
Net Unrealized (Losses) Gains on Cash Flow Hedges	1.7	(7.6)	4.3
Foreign Currency Translation Adjustments	(15.9)	(8.8)	(3.4)
Pension and Other Postretirement Benefit Adjustments	19.8	(80.6)	132.8

Balance at December 31	(372.7)	(319.7)	(244.3)

TREASURY STOCK
Balance at January 1	(704.8)	(422.8)	(314.0)
Stock Options and Awards	168.1	198.7	201.2
Stock Purchased	(496.9)	(480.7)	(310.0)

Balance at December 31	(1,033.6)	(704.8)	(422.8)

Total Stockholders’ Equity at December 31	$8,705.9	$8,448.9	$7,912.0

See accompanying notes to consolidated financial statements on pages 90-159.

2015 Annual Report / Northern Trust Corporation	88

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$973.8	$811.8	$731.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses (Gains), net	0.3	4.3	1.5
Amortization and Accretion of Securities and Unearned Income, net	53.3	34.8	44.7
Provision for Credit Losses	(43.0)	6.0	20.0
Depreciation on Buildings and Equipment	90.4	90.6	92.3
Amortization of Computer Software	250.3	225.6	205.1
Amortization of Intangibles	10.9	19.5	21.1
Change in Accrued Income Taxes	206.8	55.2	(31.5)
Pension Plan Contributions	(21.1)	(18.7)	(20.7)
Deferred Income Tax Provision	(146.2)	(36.4)	66.6
Change in Receivables	(16.2)	20.9	(206.2)
Change in Interest Payable	(8.2)	(4.5)	(11.2)
Change in Collateral With Derivative Counterparties, net	801.4	(359.2)	(250.6)
Other Operating Activities, net	(318.1)	86.1	176.9
Net Cash Provided by Operating Activities	1,834.4	936.0	839.3
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(549.8)	(533.1)	(468.8)
Change in Interest-Bearing Deposits with Banks	(144.9)	3,297.2	(782.1)
Net Change in Federal Reserve Deposits	987.8	(4,474.8)	(5,292.1)
Purchases of Securities – Held to Maturity	(8,075.5)	(7,138.7)	(5,715.5)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	6,628.3	4,907.7	5,853.9
Purchases of Securities – Available for Sale	(11,490.3)	(12,668.0)	(8,168.0)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	8,576.1	11,476.6	8,456.4
Change in Loans and Leases	(1,581.0)	(2,288.3)	17.8
Purchases of Buildings and Equipment	(98.5)	(81.9)	(91.9)
Purchases and Development of Computer Software	(335.0)	(327.6)	(293.0)
Change in Client Security Settlement Receivables	(605.0)	(224.1)	690.6
Other Investing Activities, net	(212.9)	(157.4)	109.4
Net Cash Used in Investing Activities	(6,900.7)	(8,212.4)	(5,683.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	8,105.7	8,487.7	2,938.9
Change in Federal Funds Purchased	(581.4)	(32.2)	184.9
Change in Securities Sold under Agreements to Repurchase	(338.5)	(32.2)	217.5
Change in Short-Term Other Borrowings	2,312.8	(164.3)	1,258.8
Proceeds from Senior Notes and Long-Term Debt	—	—	750.0
Repayments of Senior Notes and Long-Term Debt	(231.0)	(640.0)	(804.4)
Contingent Consideration Liability Payment	—	(55.3)	—
Proceeds from Issuance of Preferred Stock – Series C	—	388.5	—
Treasury Stock Purchased	(496.9)	(480.7)	(309.7)
Net Proceeds from Stock Options	94.0	127.5	146.2
Cash Dividends Paid on Common Stock	(321.4)	(302.9)	(220.6)
Cash Dividends Paid on Preferred Stock	(27.0)	—	—
Other Financing Activities, net	17.8	(222.4)	226.7
Net Cash Provided by Financing Activities	8,534.1	7,073.7	4,388.3
Effect of Foreign Currency Exchange Rates on Cash	(73.8)	90.9	(134.6)
Increase (Decrease) in Cash and Due from Banks	3,394.0	(111.8)	(590.3)
Cash and Due from Banks at Beginning of Year	3,050.6	3,162.4	3,752.7
Cash and Due from Banks at End of Year	$6,444.6	$3,050.6	$3,162.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$161.6	$186.5	$231.9
Income Taxes Paid	390.0	279.2	262.6
Transfers from Loans to OREO	13.0	21.4	24.7

See accompanying notes to consolidated financial statements on pages 90-159.

2015 Annual Report / Northern Trust Corporation	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. A description of the more significant accounting policies follows.

A. Basis of Presentation. The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-year balances have been reclassified consistent with the current-year’s presentation.

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
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: global custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

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

E. Securities. Securities Available for Sale are reported at fair value, with unrealized gains and losses credited or charged, net of the tax effect, to AOCI. Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported within other security gains (losses), net, in the consolidated statements of

2015 Annual Report / Northern Trust Corporation	90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Securities Held for Trading are stated at fair value. Realized and unrealized gains and losses on securities held for trading are reported in the consolidated statements of income within security commissions and trading income.
Nonmarketable Securities primarily consist of Federal Reserve and Federal Home Loan Bank stock and community development investments, each of which are recorded in other assets on the consolidated balance sheets. Federal Reserve and Federal Home Loan Bank stock are reported at cost, which represents redemption value. Community development investments are typically reported at amortized cost. Those community development investments that are designed to generate a return primarily through realization of tax credits and other tax benefits, which are discussed in further detail in Note 28, “Variable Interest Entities,” are reported at amortized cost using the effective yield method or proportional amortization method and amortized over the lives of the related tax credits and other tax benefits.
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

G. Derivative Financial Instruments. Northern Trust is a party to various derivative instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, total return swaps and credit default swap contracts. Derivative financial instruments are recorded on the consolidated balance sheets at fair value within other assets and other liabilities. Derivative asset and liability positions with the same counterparty are reflected on a net basis on the consolidated balance sheets in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities are further reduced by cash collateral received from, and deposited with, derivative counterparties. The accounting for changes in the fair value of a derivative in the consolidated statements of income depends on whether or not the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Derivative financial instruments are recorded on the consolidated statements of cash flows within the line item, ‘other operating activities, net,’ except for net investment hedges which are recorded within ‘other investing activities, net’.
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

2015 Annual Report / Northern Trust Corporation	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair value, cash flow, and net investment hedges are designated and formally documented as such contemporaneous with the transaction. The formal documentation describes the hedge relationship and identifies the hedging instruments and hedged items. Included in the documentation is a discussion of the risk management objectives and strategies for undertaking such hedges, the nature of the risk being hedged, a description of the method for assessing hedge effectiveness at inception and on an ongoing basis, as well as the method that will be used to measure hedge ineffectiveness. For hedges that do not qualify for the “shortcut” or the critical terms match methods of accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. Hedge accounting is discontinued if a derivative ceases to be highly effective, matures, is terminated or sold, if a hedged forecasted transaction is no longer expected to occur, or if Northern Trust removes the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in foreign exchange trading income or security commissions and trading income. For discontinued cash flow hedges, the accumulated gain or loss on the derivative remains in AOCI and is reclassified to earnings in the period in which the previously hedged forecasted transaction impacts earnings or is no longer probable of occurring. For discontinued fair value hedges, the previously hedged asset or liability ceases to be adjusted for changes in its fair value. Previous adjustments to the hedged item are amortized over the remaining life of the hedged item.

H. Loans and Leases. Loans and leases are recognized assets that represent a contractual right to receive money either on demand or on fixed or determinable dates. Loans and leases are disaggregated for disclosure purposes by portfolio segment (segment) and by class. Segment is defined as the level at which management develops and documents a systematic methodology to determine the allowance for credit losses. Northern Trust has defined its segments as commercial and personal. A class of loans and leases is a subset of a segment, the components of which has similar risk characteristics, measurement attributes, or risk monitoring methods. The classes within the commercial segment have been defined as commercial and institutional, commercial real estate, lease financing, net, non-US and other. The classes within the personal segment have been defined as residential real estate, private client and other.
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

2015 Annual Report / Northern Trust Corporation	92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonperforming and interest income is recorded on a cash basis. Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income in the current period. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonperforming loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six payment periods) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms, and there has been a sustained period of repayment performance (generally a minimum of six payment periods) under the revised terms.
Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing, and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors. A loan is also considered to be impaired if its terms have been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR). All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six payment periods. A loan that has been modified at a below market rate will return to performing status if it satisfies the six payment periods performance requirement; however, it will remain reported as impaired. Impairment is measured based upon the present value of expected future cash flows, discounted at the loan's original effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market value. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established, or a charge-off is recorded, for the difference. Smaller balance (individually less than $1,000,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for material impaired loans is consistent across all classes of loans and leases.
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

2015 Annual Report / Northern Trust Corporation	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Specific Allowance. The specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans where the amount of specific allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Inherent Allowance. As of December 31, 2015, Northern Trust changed the estimation methodology for inherent losses that have been incurred in the loan and lease portfolio. The new estimation methodology is more quantitatively focused than the previous methodology as it is based on internally developed loss data specific to the Northern Trust loan and lease portfolio. The change in methodology is accounted for as a change in estimate applicable to current period and future periods. The new estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into homogeneous segments. For each segment, the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative inherent allowance. The quantitative inherent allowance is then reviewed within the qualitative adjustment framework, where management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology and environmental factors that are not contemplated in the quantitative methodology to compute an adjustment to the quantitative inherent allowance for each segment of the loan portfolio.
As of December 31, 2014, the amount of inherent allowance was based on factors which incorporated management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Factors were applied to loan and lease credit exposures aggregated by shared risk characteristics.
Results under both methods were reviewed quarterly by Northern Trust’s Loan Loss Reserve Committee which includes representatives from Credit Risk Management, reporting segment management and Corporate Finance.
Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Northern Trust’s policies relative to the charging-off of uncollectible loans and leases are consistent across both loan and lease segments. Determinations as to whether loan balances for which the collectability is in question are charged-off or a specific reserve is established are based on management’s assessment as to the level of certainty regarding the amount of loss. The provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance for credit losses to the level determined to be appropriate through the above processes. Actual losses may vary from current estimates and the amount of the provision for credit losses may be either greater of less than actual net charge-offs.
Northern Trust analyzes its exposure to credit losses from both on-balance-sheet and off-balance-sheet activity using a consistent methodology.
As of December 31, 2015, for purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters, the exposure at default includes an estimated drawdown of unused credit based on a credit conversion factor. The proportionate amount of the quantitative methodology calculation after any required adjustment in the qualitative framework results in the required allowance for undrawn commitments and standby letters of credit as of the reporting date.
As of December 31, 2014, for purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, management used conversion rates to determine the estimated amount that would be funded. Factors based on historical loss experience and specific risk characteristics of the loan product were utilized to calculate inherent losses related to undrawn commitments and standby letters of credit as of the reporting date.
The portion of the allowance assigned to loans and leases is reported as a contra asset, directly following loans and leases in the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in other liabilities in the consolidated balance sheets.
J. Standby Letters of Credit. Fees on standby letters of credit are recognized in other operating income using the straight-line method over the lives of the underlying agreements. Northern Trust’s recorded other liability for standby

2015 Annual Report / Northern Trust Corporation	94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

L. Other Real Estate Owned (OREO). OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of loans. OREO assets are carried at the lower of cost or fair value less estimated costs to sell and are recorded in other assets on the consolidated balance sheets. Fair value is typically based on third-party appraisals. Appraisals of OREO properties are updated on an annual basis and are subject to adjustments to reflect management’s judgment as to the realizable value of the properties. Losses identified during the 90-day period after the acquisition of such properties are charged against the allowance for credit losses assigned to loans and leases. Subsequent write-downs that may be required to the carrying value of these assets and gains or losses realized from asset sales are recorded within other operating expense.

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

O. Client Security Settlement Receivables. These receivables result from custody client withdrawals from short-term investment funds that settle on the following business day as well as custody client security sales executed under contractual settlement date accounting that have not yet settled.  Northern Trust advances cash to the client on the date of either client withdrawal or trade execution and awaits collection from either the short-term investment funds or via the settled trade.

P. Income Taxes. Northern Trust follows an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.
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

Q. Cash Flow Statements. Cash and cash equivalents have been defined as “Cash and Due from Banks”.

R. Pension and Other Postretirement Benefits. Northern Trust records the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheets. Funded pension and postretirement benefits are reported in other assets and unfunded pension and postretirement benefits are reported in other liabilities. Plan assets and benefit obligations are measured annually at December 31. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Pension costs are recognized ratably over the estimated working lifetime of eligible participants.

2015 Annual Report / Northern Trust Corporation	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S. Share-Based Compensation Plans. Northern Trust recognizes as compensation expense the grant-date fair value of stock and stock unit awards and other share-based compensation granted to employees within the consolidated statements of income. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the closing price of the Corporation’s stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The model utilizes weighted-average assumptions regarding the period of time that options granted are expected to be outstanding (expected term) based primarily on the historical exercise behavior attributable to previous option grants, the estimated yield from dividends paid on the Corporation’s stock over the expected term of the options, the historical volatility of Northern Trust’s stock price and the implied volatility of traded options on Northern Trust stock, and a risk free interest rate based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.
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

T. Net Income Per Common Share. Basic net income per common share is computed by dividing net income/loss applicable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income applicable to common stock and potential common shares by the aggregate of the weighted average number of common shares outstanding during the period and common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In a period of a net loss, diluted net income per common share is calculated in the same manner as basic net income per common share.
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

Note 2 – Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 is a converged standard between the FASB and the International Accounting Standards Board (IASB) that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of ASU 2014-09 is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Northern Trust is currently assessing the impact of adoption of ASU 2014-09.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02) which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments include: (1) modifying the evaluation of limited partnerships and similar legal entities, (2) amending when fees paid to a decision maker should be included in the variable interest entity analysis, (3) amending the related party relationship guidance, and (4) providing a scope exception from the consolidation guidance for reporting entities with interests in certain investment funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The adoption of ASU 2015-02 by Northern Trust, effective January 1, 2016, will result in additional disclosures, but will not significantly impact Northern Trust’s consolidated financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) which requires that debt issuance costs be presented in the balance sheet as a direct deduction to the carrying amount of the associated debt liability. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of ASU 2015-03 by Northern Trust, effective January 1, 2016, will not significantly impact Northern Trust’s consolidated financial position or results of operations.

2015 Annual Report / Northern Trust Corporation	96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05) which clarifies whether fees paid by a customer in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of ASU 2015-05 by Northern Trust, effective January 1, 2016, will not significantly impact Northern Trust’s consolidated financial position or results of operations.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16) which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. Further, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are to be recorded in the same period's financial statements. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, although earlier application is permitted for financial statements that have not been issued. The adoption of ASU 2015-16 by Northern Trust, effective January 1, 2016, will not significantly impact Northern Trust's consolidated financial position or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income unless a policy election is made for investments without readily determinable fair values. Additionally, ASU 2016-01 requires public entities to use the exit price notion when measuring the fair value of financial instruments for measurement purposes, and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Furthermore, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. Northern Trust is currently assessing the impact of adoption of ASU 2016-01.

Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the years ended December 31, 2015, or 2014.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2015, Northern Trust’s available for sale securities portfolio included 1,044 Level 2 securities with an aggregate market value of $26.1 billion. All 1,044 securities were valued by external pricing vendors. As of December 31, 2014, Northern Trust’s available for sale securities portfolio included 881 Level 2 securities with an aggregate market value of $25.0 billion. All 881 securities were valued by external pricing vendors. Trading account securities, which totaled $1.2 million and $4.7 million as of December 31, 2015, and December 31, 2014, respectively, were all valued using external pricing vendors.

2015 Annual Report / Northern Trust Corporation	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or the discount rates in isolation would result in a slightly lower (higher) fair value measurement.
Northern Trust’s Level 3 liabilities consisted of a swap that Northern Trust entered into with the purchaser of 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust. Pursuant to the swap, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 24, “Contingent Liabilities,” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Finance, C&IS and Wealth Management) reviews valuation methods and models for Level 3 assets and liabilities. Fair value measurements are performed upon acquisitions of an asset or liability. Management of the appropriate business or department reviews assumed inputs, especially when unobservable in the marketplace, in order to substantiate their use in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

2015 Annual Report / Northern Trust Corporation	98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of December 31, 2015.

TABLE 43: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

FINANCIAL INSTRUMENT	FAIR VALUE		VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF LIVES AND RATES
Auction Rate Securities	$17.1	million	Discounted Cash Flow	Remaining lives	0.42		–	8.64 years
				Discount rates	0.3%		–	4.4%
Swap Related to Sale of Certain Visa Class B Common Shares	$10.8	million	Discounted Cash Flow	Visa Class A Appreciation	9.5%		–	15.0%
				Conversion Rate	1.61	x	–	1.65x
				Expected Duration	1.50		–	4.50 years

2015 Annual Report / Northern Trust Corporation	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by fair value hierarchy level.

TABLE 44: RECURRING BASIS HIERARCHY LEVELING

		DECEMBER 31, 2015
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$6,178.3	$—	$—	$—	$6,178.3
Obligations of States and Political Subdivisions	—	36.4	—	—	36.4
Government Sponsored Agency	—	16,366.8	—	—	16,366.8
Non-U.S. Government	—	309.5	—	—	309.5
Corporate Debt	—	3,712.2	—	—	3,712.2
Covered Bonds	—	1,870.2	—	—	1,870.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	859.4	—	—	859.4
Other Asset-Backed	—	2,500.1	—	—	2,500.1
Auction Rate	—	—	17.1	—	17.1
Commercial Mortgage-Backed	—	374.4	—	—	374.4
Other	—	93.5	—	—	93.5

Total Available for Sale	6,178.3	26,122.5	17.1	—	32,317.9

Trading Account	—	1.2	—	—	1.2

Total Available for Sale and Trading Securities	6,178.3	26,123.7	17.1	—	32,319.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,623.4	—	—	2,623.4
Interest Rate Contracts	—	228.5	—	—	228.5

Total Derivative Assets	—	2,851.9	—	(1,600.2)	1,251.7

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,519.4	—	—	2,519.4
Interest Rate Swaps	—	131.2	—	—	131.2
Other Financial Derivatives (1)	—	0.1	10.8	—	10.9

Total Derivative Liabilities	$—	$2,650.7	$10.8	$(1,717.6)	$943.9

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2015, derivative assets and liabilities shown above also include reductions of $322.8 million and $440.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of a swap related to the sale of certain Visa Class B common shares and total return swaps.

2015 Annual Report / Northern Trust Corporation	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		DECEMBER 31, 2014
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$4,506.9	$—	$—	$—	$4,506.9
Obligations of States and Political Subdivisions	—	4.6	—	—	4.6
Government Sponsored Agency	—	16,389.2	—	—	16,389.2
Non-U.S. Government	—	310.4	—	—	310.4
Corporate Debt	—	3,577.7	—	—	3,577.7
Covered Bonds	—	1,907.5	—	—	1,907.5
Supranational and Non-U.S. Agency Bonds	—	360.6	—	—	360.6
Residential Mortgage-Backed	—	6.4	—	—	6.4
Other Asset-Backed	—	2,321.3	—	—	2,321.3
Auction Rate	—	—	18.1	—	18.1
Other	—	155.8	—	—	155.8

Total Available for Sale	4,506.9	25,033.5	18.1	—	29,558.5

Trading Account	—	4.7	—	—	4.7

Total Available for Sale and Trading Securities	4,506.9	25,038.2	18.1	—	29,563.2

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,275.2	—	—	4,275.2
Interest Rate Swaps	—	232.3	—	—	232.3

Total Derivatives Assets	—	4,507.5	—	(2,257.1)	2,250.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,095.5	—	—	4,095.5
Interest Rate Swaps	—	131.8	—	—	131.8

Total Derivative Liabilities	—	4,227.3	—	(3,173.3)	1,054.0

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

2015 Annual Report / Northern Trust Corporation	101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in Level 3 assets and liabilities for the years ended December 31, 2015 and 2014.

TABLE 45: CHANGES IN LEVEL 3 ASSETS AND LIABILITIES

LEVEL 3 ASSETS	AUCTION RATE SECURITIES
(In Millions)	2015	2014
Fair Value at January 1	$18.1	$98.9
Total Gains (Losses):
Included in Earnings(1)	—	4.4
Included in Other Comprehensive Income(2)	0.7	(1.7)
Purchases, Issuances, Sales, and Settlements:
Sales	(1.2)	(55.7)
Settlements	(0.5)	(27.8)

Fair Value at December 31	$17.1	$18.1

(1) Realized gains for the year ended December 31, 2014, of $4.4 million represents gains from the sale of securities of $1.7 million and redemptions by issuers of $2.7 million. Gains on sales are recorded in investment security gains (losses) and gains on redemptions are recorded in interest income within the consolidated statements of income.
(2) Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale, within the consolidated statements of comprehensive income.

LEVEL 3 LIABILITIES	CONTINGENT CONSIDERATION		SWAP RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2015	2014	2015	2014
Fair Value at January 1	$—	$55.4	$—	$—
Total (Gains) and Losses:
Included in Earnings(1)	—	(0.1)	12.1	—
Purchases, Issuances, Sales, and Settlements:
Settlements	—	(55.3)	(1.3)	—
Fair Value at December 31	$—	$—	$10.8	$—
Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at December 31(1)	$—	$—	$12.0	$—

(1) Gains (losses) are recorded in other operating income (expense) within the consolidated statements of income.

For the years ended December 31, 2015 and 2014 there were no assets or liabilities transferred into or out of Level 3.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real-estate and other available collateral, and of OREO properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third-party valuations are used.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $10.4 million and $3.6 million, respectively, at December 31, 2015, and $14.2 million and $4.1 million, respectively, at December 31, 2014. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

2015 Annual Report / Northern Trust Corporation	102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2015.

TABLE 46: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF DISCOUNTS APPLIED
Loans	$10.4 million	Market Approach	Discount to reflect realizable value	15.0%	–	25.0%
OREO	$3.6 million	Market Approach	Discount to reflect realizable value	15.0%	–	20.0%

Fair Value of Financial Instruments. GAAP requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values that add value to Northern Trust. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of Northern Trust. Financial instruments recorded at fair value on Northern Trust’s consolidated balance sheets are discussed above. The following methods and assumptions were used in estimating the fair values of financial instruments that are not carried at fair value.
Held to Maturity Securities. The fair values of held to maturity securities, excluding U.S. treasury securities, were obtained from external pricing vendors, or in limited cases internally, using widely accepted methods which are based on an income approach that incorporates current market yield curves. The fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities.
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

2015 Annual Report / Northern Trust Corporation	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair values of all financial instruments.

TABLE 47: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2015
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$6,444.6	$6,444.6	$6,444.6	$—	$—
Federal Funds Sold and Resell Agreements	1,614.2	1,614.2	—	1,614.2	—
Interest-Bearing Deposits with Banks	14,143.1	14,143.1	—	14,143.1	—
Federal Reserve Deposits	16,398.5	16,398.5	—	16,398.5	—
Securities
Available for Sale (Note)	32,317.9	32,317.9	6,178.3	26,122.5	17.1
Held to Maturity	5,248.3	5,227.5	26.0	5,201.5	—
Trading Account	1.2	1.2	—	1.2	—
Loans (excluding Leases)
Held for Investment	32,432.7	32,596.5	—	—	32,596.5
Held for Sale	12.0	12.0	—	—	12.0
Client Security Settlement Receivables	2,157.0	2,157.0	—	2,157.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	253.1	253.1	—	253.1	—
Community Development Investments	173.5	177.1	—	177.1	—
Employee Benefit and Deferred Compensation	155.3	153.4	104.2	49.2	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$45,191.3	$45,191.3	$45,191.3	$—	$—
Savings Certificates and Other Time	1,455.8	1,463.5	—	1,463.5	—
Non-U.S. Offices Interest-Bearing	50,221.8	50,221.8	—	50,221.8	—
Federal Funds Purchased	351.5	351.5	—	351.5	—
Securities Sold under Agreements to Repurchase	546.6	546.6	—	546.6	—
Other Borrowings	4,055.1	4,055.7	—	4,055.7	—
Senior Notes	1,497.4	1,531.8	—	1,531.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,341.6	1,332.2	—	1,332.2	—
Floating Rate Capital Debt	277.3	236.6	—	236.6	—
Other Liabilities
Standby Letters of Credit	46.6	46.6	—	—	46.6
Loan Commitments	48.9	48.9	—	—	48.9
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$81.6	$81.6	$—	$81.6	$—
Liabilities	19.0	19.0	—	19.0	—
Interest Rate Contracts
Assets	117.4	117.4	—	117.4	—
Liabilities	22.7	22.7	—	22.7	—
Other Financial Derivatives
Liabilities (1)	10.9	10.9	—	0.1	10.8
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,541.8	2,541.8	—	2,541.8	—
Liabilities	2,500.4	2,500.4	—	2,500.4	—
Interest Rate Contracts
Assets	111.1	111.1	—	111.1	—
Liabilities	108.5	108.5	—	108.5	—

Note: Refer to the table located on page 100 for the disaggregation of available for sale securities.
(1) This line consists of a swap related to the sale of certain Visa Class B common shares and total return swaps.

2015 Annual Report / Northern Trust Corporation	104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2014
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$3,050.6	$3,050.6	$3,050.6	$—	$—
Federal Funds Sold and Resell Agreements	1,062.7	1,062.7	—	1,062.7	—
Interest-Bearing Deposits with Banks	14,928.3	14,928.3	—	14,928.3	—
Federal Reserve Deposits	17,386.3	17,386.3	—	17,386.3	—
Securities
Available for Sale (Note)	29,558.5	29,558.5	4,506.9	25,033.5	18.1
Held to Maturity	4,170.8	4,176.1	—	4,176.1	—
Trading Account	4.7	4.7	—	4.7	—
Loans (excluding Leases)
Held for Investment	30,458.0	30,600.4	—	—	30,600.4
Held for Sale	2.5	2.5	—	—	2.5
Client Security Settlement Receivables	1,568.8	1,568.8	—	1,568.8	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	—	207.5	—
Community Development Investments	209.9	210.8	—	210.8	—
Employee Benefit and Deferred Compensation	143.2	146.7	96.7	50.0	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$41,454.6	$41,454.6	$41,454.6	$—	$—
Savings Certificates and Other Time	1,757.4	1,757.0	—	1,757.0	—
Non-U.S. Offices Interest-Bearing	47,545.0	47,545.0	—	47,545.0	—
Federal Funds Purchased	932.9	932.9	—	932.9	—
Securities Sold under Agreements to Repurchase	885.1	885.1	—	885.1	—
Other Borrowings	1,685.2	1,686.2	—	1,686.2	—
Senior Notes	1,497.0	1,541.8	—	1,541.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,583.3	1,583.4	—	1,583.4	—
Floating Rate Capital Debt	277.2	242.8	—	242.8	—
Other Liabilities
Standby Letters of Credit	60.1	60.1	—	—	60.1
Loan Commitments	28.3	28.3	—	—	28.3
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$125.7	$125.7	$—	$125.7	$—
Liabilities	23.5	23.5	—	23.5	—
Interest Rate Contracts
Assets	126.8	126.8	—	126.8	—
Liabilities	30.5	30.5	—	30.5	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,149.5	4,149.5	—	4,149.5	—
Liabilities	4,072.0	4,072.0	—	4,072.0	—
Interest Rate Contracts
Assets	105.5	105.5	—	105.5	—
Liabilities	101.3	101.3	—	101.3	—

Note: Refer to the table located on page 101 for the disaggregation of available for sale securities.

2015 Annual Report / Northern Trust Corporation	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities
Securities Available for Sale. The following tables provide the amortized cost, fair values, and remaining maturities of securities available for sale.

TABLE 48: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2015
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$6,180.4	$3.4	$5.5	$6,178.3
Obligations of States and Political Subdivisions	36.4	0.1	0.1	36.4
Government Sponsored Agency	16,370.5	42.8	46.5	16,366.8
Non-U.S. Government	309.5	0.1	0.1	309.5
Corporate Debt	3,744.4	0.9	33.1	3,712.2
Covered Bonds	1,873.3	1.8	4.9	1,870.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	860.9	0.5	2.0	859.4
Other Asset-Backed	2,504.2	0.1	4.2	2,500.1
Auction Rate	16.7	0.5	0.1	17.1
Commercial Mortgage-Backed	378.1	—	3.7	374.4
Other	93.4	0.1	—	93.5

Total	$32,367.8	$50.3	$100.2	$32,317.9

	DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,493.5	$15.1	$1.7	$4,506.9
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	16,326.4	82.3	19.5	16,389.2
Non-U.S. Government	309.5	0.9	—	310.4
Corporate Debt	3,617.5	1.8	41.6	3,577.7
Covered Bonds	1,899.9	7.9	0.3	1,907.5
Supranational and Non-U.S. Agency Bonds	360.0	1.5	0.9	360.6
Residential Mortgage-Backed	6.9	—	0.5	6.4
Other Asset-Backed	2,321.8	0.5	1.0	2,321.3
Auction Rate	18.4	0.5	0.8	18.1
Other	155.7	0.3	0.2	155.8

Total	$29,514.1	$110.9	$66.5	$29,558.5

TABLE 49: REMAINING MATURITY OF SECURITIES AVAILABLE FOR SALE

		DECEMBER 31, 2015		DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$9,335.0	$9,332.6	$7,467.4	$7,487.9
Due After One Year Through Five Years	17,808.8	17,777.0	17,132.7	17,157.6
Due After Five Years Through Ten Years	4,036.5	4,023.1	3,394.2	3,418.0
Due After Ten Years	1,187.5	1,185.2	1,519.8	1,495.0

Total	$32,367.8	$32,317.9	$29,514.1	$29,558.5

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

2015 Annual Report / Northern Trust Corporation	106

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Held to Maturity. The following tables provide the amortized cost, fair values and remaining maturities of securities held to maturity.

TABLE 50: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF SECURITIES HELD TO MATURITY

	DECEMBER 31, 2015
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$26.0	$—	$—	$26.0
Obligations of States and Political Subdivisions	89.2	5.2	—	94.4
Government Sponsored Agency	9.9	0.7	—	10.6
Covered Bonds	892.4	0.4	1.9	890.9
Non-U.S. Government	1,118.0	4.8	0.5	1,122.3
Certificates of Deposit	691.6	0.1	0.1	691.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,326.2	8.3	0.9	2,333.6
Other	95.0	—	36.9	58.1

Total	$5,248.3	$19.5	$40.3	$5,227.5

	DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$121.9	$7.4	$—	$129.3
Government Sponsored Agency	18.4	1.1	—	19.5
Non-U.S. Government	1,281.6	6.6	0.4	1,287.8
Certificates of Deposit	924.3	0.1	0.1	924.3
Supranational and Non-U.S. Agency Bonds	1,745.8	10.9	0.5	1,756.2
Other	78.8	0.3	20.1	59.0

Total	$4,170.8	$26.4	$21.1	$4,176.1

TABLE 51: REMAINING MATURITY OF SECURITIES HELD TO MATURITY

		DECEMBER 31, 2015		DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$1,908.8	$1,913.2	$1,503.5	$1,504.7
Due After One Year Through Five Years	3,271.1	3,278.3	2,602.8	2,622.3
Due After Five Years Through Ten Years	14.9	11.7	23.5	21.5
Due After Ten Years	53.5	24.3	41.0	27.6

Total	$5,248.3	$5,227.5	$4,170.8	$4,176.1

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Investment Security Gains and Losses. Net investment security losses of $0.3 million were recognized in 2015. Net investment security losses of $4.3 million, and $1.5 million were recognized in 2014, and 2013, respectively. There were no OTTI losses in 2015 or 2013. Losses in 2014 include $4.2 million of charges related to the OTTI of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Proceeds of $262.1 million from the sale of securities in 2015 resulted in gross realized gains and losses of $0.2 million and $0.5 million, respectively. Proceeds of $851.8 million from the sale of securities in 2014 resulted in gross realized gains and losses of $2.8 million and $2.9 million, respectively. Proceeds of $506.3 million from the sale of securities in 2013 resulted in gross realized gains and losses of $0.8 million and $2.3 million, respectively.

2015 Annual Report / Northern Trust Corporation	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2015 and 2014.

TABLE 52: SECURITIES WITH UNREALIZED LOSSES

AS OF DECEMBER 31, 2015	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$3,888.0	$5.5	$—	$—	$3,888.0	$5.5
Obligations of States and Political Subdivisions	15.1	0.1	—	—	15.1	0.1
Government Sponsored Agency	9,208.5	38.7	1,213.6	7.8	10,422.1	46.5
Non-U.S. Government	314.3	0.6	—	—	314.3	0.6
Corporate Debt	2,067.6	10.3	1,057.1	22.8	3,124.7	33.1
Covered Bonds	1,598.4	6.7	10.0	0.1	1,608.4	6.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,132.9	2.3	109.3	0.6	1,242.2	2.9
Other Asset-Backed	2,122.7	4.0	170.6	0.2	2,293.3	4.2
Certificates of Deposit	180.3	0.1	—	—	180.3	0.1
Auction Rate	—	—	6.4	0.1	6.4	0.1
Commercial Mortgage-Backed	374.4	3.7	—	—	374.4	3.7
Other	28.7	13.3	50.7	23.6	79.4	36.9

Total	$20,930.9	$85.3	$2,617.7	$55.2	$23,548.6	$140.5

AS OF DECEMBER 31, 2014	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$998.2	$1.7	$—	$—	$998.2	$1.7
Government Sponsored Agency	2,344.9	6.6	1,730.0	12.9	4,074.9	19.5
Non-U.S. Government	292.9	0.4	—	—	292.9	0.4
Corporate Debt	1,244.5	3.9	1,338.8	37.7	2,583.3	41.6
Covered Bonds	142.3	0.2	10.0	0.1	152.3	0.3
Supranational and Non-U.S. Agency Bonds	313.2	0.3	175.5	1.1	488.7	1.4
Residential Mortgage-Backed	—	—	4.5	0.5	4.5	0.5
Other Asset-Backed	1,297.6	1.0	—	—	1,297.6	1.0
Certificates of Deposit	438.6	0.1	—	—	438.6	0.1
Auction Rate	2.4	0.2	4.7	0.6	7.1	0.8
Other	27.1	12.1	45.6	8.2	72.7	20.3

Total	$7,101.7	$26.5	$3,309.1	$61.1	$10,410.8	$87.6

As of December 31, 2015, 897 securities with a combined fair value of $23.5 billion were in an unrealized loss position, with their unrealized losses totaling $140.5 million. Unrealized losses of $46.5 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. Unrealized losses of $33.1 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 35% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $36.9 million of unrealized losses in securities classified as “other” at December 31, 2015, relate to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA related other securities are attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of December 31, 2015, are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity. As of December 31, 2015, Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

2015 Annual Report / Northern Trust Corporation	108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no OTTI losses recognized in 2015 or 2013. There were $4.2 million of OTTI losses recognized during the year ended December 31, 2014.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the years ended December 31, 2015, 2014, and 2013.

TABLE 53: NET IMPAIRMENT LOSSES RECOGNIZED IN EARNINGS

	DECEMBER 31,
(In Millions)	2015	2014	2013
Changes in Other-Than-Temporary Impairment Losses(1)	$—	$(4.9)	$—
Noncredit-related Losses Recorded in / (Reclassified from) OCI(2)	—	0.7	—

Net Impairment Losses Recognized in Earnings	$—	$(4.2)	$—

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

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

TABLE 54: CUMULATIVE CREDIT-RELATED LOSSES ON SECURITIES HELD

	YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014
Cumulative Credit-Related Losses on Securities Held – Beginning of Year	$5.2	$8.8
Plus: Losses on Newly Identified Impairments	—	1.8
Additional Losses on Previously Identified Impairments	—	2.4
Less: Current and Prior Period Losses on Securities Sold During the Year	—	(7.8)

Cumulative Credit-Related Losses on Securities Held – End of Year	$5.2	$5.2

2015 Annual Report / Northern Trust Corporation	109

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

TABLE 55: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2015	2014
Balance at December 31	$1,600.0	$1,000.0
Average Balance During the Year	1,144.7	742.1
Average Interest Rate Earned During the Year	0.54%	0.45%
Maximum Month-End Balance During the Year	1,600.0	1,000.0

TABLE 56: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2015	2014
Balance at December 31	$546.6	$885.1
Average Balance During the Year	649.5	989.6
Average Interest Rate Paid During the Year	0.05%	0.04%
Maximum Month-End Balance During the Year	802.4	1,038.1

Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.

TABLE 57: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2015	2014
Commercial
Commercial and Institutional	$9,431.5	$8,381.9
Commercial Real Estate	3,848.8	3,333.3
Lease Financing, net	544.4	916.3
Non-U.S.	1,137.7	1,530.6
Other	194.1	191.5

Total Commercial	15,156.5	14,353.6

Personal
Residential Real Estate	8,850.7	9,782.6
Private Client	9,136.4	7,466.9
Other	37.3	37.1

Total Personal	18,024.4	17,286.6

Total Loans and Leases	$33,180.9	$31,640.2
Allowance for Credit Losses Assigned to Loans and Leases	(193.8)	(267.0)

Net Loans and Leases	$32,987.1	$31,373.2

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan to collateral value ratio of no more than 65% to 75% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2015 and 2014, equity credit lines totaled $1.5

2015 Annual Report / Northern Trust Corporation	110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billion and $1.8 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 89% of the total equity credit lines as of both of those dates.
Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, that totaled $719.5 million and $1.5 billion at December 31, 2015 and 2014, respectively. Demand deposits reclassified as loan balances totaled $75.4 million and $92.1 million at December 31, 2015 and 2014, respectively. Loans and leases classified as held for sale totaled $12.0 million and $112.3 million, respectively, at December 31, 2015 related to the decision to exit a non-strategic loan and lease portfolio. Loans classified as held for sale totaled $2.5 million at December 31, 2014.
The components of the net investment in direct finance and leveraged leases are as follows:

TABLE 58: DIRECT FINANCE AND LEVERAGED LEASES

	DECEMBER 31,
(In Millions)	2015	2014
Direct Finance Leases
Lease Receivable	$53.8	$195.4
Residual Value	109.3	208.8
Initial Direct Costs	1.3	3.6
Unearned Income	(9.4)	(39.1)

Investment in Direct Finance Leases	155.0	368.7

Leveraged Leases
Net Rental Receivable	260.2	413.6
Residual Value	215.4	285.6
Unearned Income	(86.2)	(151.6)

Investment in Leveraged Leases	389.4	547.6

Lease Financing, net	$544.4	$916.3

The following schedule reflects the future minimum lease payments to be received over the next five years under direct finance leases:

TABLE 59: FUTURE MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2016	$14.8
2017	11.5
2018	11.2
2019	9.0
2020	4.2

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

2015 Annual Report / Northern Trust Corporation	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Loan and lease segment and class balances at December 31, 2015 and 2014 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5”, and “6 to 9” (watch list), categories.

TABLE 60: BORROWER RATINGS

	DECEMBER 31, 2015				DECEMBER 31, 2014
(In Millions)	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL
Commercial
Commercial and Institutional	$6,360.6	$2,897.2	$173.7	$9,431.5	$5,340.9	$2,947.3	$93.7	$8,381.9
Commercial Real Estate	1,822.6	1,992.7	33.5	3,848.8	1,371.7	1,861.8	99.8	3,333.3
Lease Financing, net	377.0	133.1	34.3	544.4	552.5	360.3	3.5	916.3
Non-U.S.	313.8	823.3	0.6	1,137.7	636.8	892.9	0.9	1,530.6
Other	94.9	99.2	—	194.1	108.1	83.4	—	191.5

Total Commercial	8,968.9	5,945.5	242.1	15,156.5	8,010.0	6,145.7	197.9	14,353.6

Personal
Residential Real Estate	3,014.9	5,516.7	319.1	8,850.7	3,148.0	6,207.0	427.6	9,782.6
Private Client	5,908.3	3,207.1	21.0	9,136.4	5,143.8	2,311.7	11.4	7,466.9
Other	18.3	19.0	—	37.3	21.1	16.0	—	37.1

Total Personal	8,941.5	8,742.8	340.1	18,024.4	8,312.9	8,534.7	439.0	17,286.6

Total Loans and Leases	$17,910.4	$14,688.3	$582.2	$33,180.9	$16,322.9	$14,680.4	$636.9	$31,640.2
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

2015 Annual Report / Northern Trust Corporation	112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.

2015 Annual Report / Northern Trust Corporation	113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the other real estate owned and total nonperforming asset balances, as of December 31, 2015 and 2014.

TABLE 61: DELINQUENCY STATUS

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2015
Commercial
Commercial and Institutional	$9,377.6	$7.8	$0.9	$2.3	$9,388.6	$42.9	$9,431.5
Commercial Real Estate	3,823.3	2.4	4.9	1.5	$3,832.1	16.7	3,848.8
Lease Financing, net	544.4	—	—	—	$544.4	—	544.4
Non-U.S.	1,137.7	—	—	—	$1,137.7	—	1,137.7
Other	194.1	—	—	—	$194.1	—	194.1

Total Commercial	15,077.1	10.2	5.8	3.8	15,096.9	59.6	15,156.5

Personal
Residential Real Estate	8,679.3	35.2	14.5	1.6	8,730.6	120.1	8,850.7
Private Client	9,104.8	17.5	12.0	1.7	9,136.0	0.4	9,136.4
Other	37.3	—	—	—	37.3	—	37.3

Total Personal	17,821.4	52.7	26.5	3.3	17,903.9	120.5	18,024.4

Total Loans and Leases	$32,898.5	$62.9	$32.3	$7.1	$33,000.8	$180.1	$33,180.9
			Other Real Estate Owned			$8.2
			Total Nonperforming Assets			$188.3

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2014
Commercial
Commercial and Institutional	$8,340.5	$14.5	$4.0	$7.9	$8,366.9	$15.0	$8,381.9
Commercial Real Estate	3,274.3	9.6	9.8	2.5	3,296.2	37.1	3,333.3
Lease Financing, net	916.3	—	—	—	916.3	—	916.3
Non-U.S.	1,530.6	—	—	—	1,530.6	—	1,530.6
Other	191.5	—	—	—	191.5	—	191.5

Total Commercial	14,253.2	24.1	13.8	10.4	14,301.5	52.1	14,353.6

Personal
Residential Real Estate	9,556.3	49.5	9.9	4.5	9,620.2	162.4	9,782.6
Private Client	7,396.0	56.0	5.9	7.8	7,465.7	1.2	7,466.9
Other	37.1	—	—	—	37.1	—	37.1

Total Personal	16,989.4	105.5	15.8	12.3	17,123.0	163.6	17,286.6

Total Loans and Leases	$31,242.6	$129.6	$29.6	$22.7	$31,424.5	$215.7	$31,640.2
			Other Real Estate Owned			$16.6
			Total Nonperforming Assets			$232.3

2015 Annual Report / Northern Trust Corporation	114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information related to impaired loans by segment and class.

TABLE 62: IMPAIRED LOANS

	AS OF DECEMBER 31, 2015			AS OF DECEMBER 31, 2014
(In Millions)	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE
With no related specific allowance
Commercial and Institutional	$27.1	$30.7	$—	$9.0	$12.0	$—
Commercial Real Estate	17.2	21.2	—	47.0	52.4	—
Lease Financing, net	—	—	—	4.2	4.2	—
Residential Real Estate	99.3	140.7	—	160.9	204.8	—
Private Client	0.2	0.2	—	0.2	0.5	—
With a related specific allowance
Commercial and Institutional	9.3	11.4	1.6	6.5	6.6	2.9
Commercial Real Estate	—	1.4	—	12.2	18.3	2.9
Lease Financing, net	2.7	2.7	1.4	—	—	—
Residential Real Estate	1.5	1.5	0.1	1.4	1.4	0.4
Private Client	—	—	—	0.8	0.8	0.4
Total
Commercial	56.3	67.4	3.0	78.9	93.5	5.8
Personal	101.0	142.4	0.1	163.3	207.5	0.8

Total	$157.3	$209.8	$3.1	$242.2	$301.0	$6.6

	YEAR ENDED DECEMBER 31, 2015		YEAR ENDED DECEMBER 31, 2014
(In Millions)	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED
With no related specific allowance
Commercial and Institutional	$14.4	$—	$11.3	$0.1
Commercial Real Estate	31.9	0.5	46.1	1.0
Lease Financing, net	0.9	0.1	4.3	0.2
Residential Real Estate	142.9	1.7	176.7	2.6
Private Client	0.3	—	0.5	—
With a related specific allowance
Commercial and Institutional	8.5	—	9.6	—
Commercial Real Estate	6.9	—	18.8	—
Lease Financing, net	2.2	—	—	—
Residential Real Estate	4.4	—	3.3	—
Private Client	0.4	—	0.6	—
Total
Commercial	64.8	0.6	90.1	1.3
Personal	148.0	1.7	181.1	2.6

Total	$212.8	$2.3	$271.2	$3.9

Note: Average recorded investments in impaired loans are calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded on nonperforming loans in accordance with their original terms totaled approximately $8.1 million in 2015, $9.1 million in 2014, and $10.6 million in 2013.
There were $3.1 million and $2.4 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2015 and 2014, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $79.2 million and $82.7 million of nonperforming TDRs and $37.9 million and $68.6 million of performing TDRs as of December 31, 2015 and 2014, respectively.

2015 Annual Report / Northern Trust Corporation	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the years ended December 31, 2015, and 2014, and the recorded investments and unpaid principal balances as of December 31, 2015 and 2014.

TABLE 63: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2015
Commercial
Commercial and Institutional	3	$24.6	$26.1
Commercial Real Estate	4	1.8	2.0

Total Commercial	7	26.4	28.1

Personal
Residential Real Estate	128	27.9	34.2
Private Client	1	0.6	0.6

Total Personal	129	28.5	34.8

Total Loans and Leases	136	$54.9	$62.9

Note: Period end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2014
Commercial
Commercial and Institutional	2	$0.7	$0.8
Commercial Real Estate	8	3.9	4.8

Total Commercial	10	4.6	5.6

Personal
Residential Real Estate	124	15.0	17.9
Private Client	4	0.2	0.5

Total Personal	128	15.2	18.4

Total Loans and Leases	138	$19.8	$24.0

Note: Period end balances reflect all paydowns and charge-offs during the year.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the year ended December 31, 2015, the majority of TDR modifications of loans within commercial and institutional, commercial real estate, and private client classes were primarily interest rate concession, deferred principal, or extensions of term. During the year ended December 31, 2015 TDR modifications of loans within residential real estate were primarily extensions of term, deferrals of principal, interest rate concessions, and other modifications. During the year ended December 31, 2014, TDR modifications of loans within commercial and institutional, commercial real estate, lease financing, and private client classes were primarily deferrals of principal, extensions of term, and other modifications; modifications of residential real estate loans were primarily deferrals of principal, extensions of term, interest rate concessions and other modifications.
There were 10 loans or leases modified in troubled debt restructurings during the previous twelve-month periods which subsequently became nonperforming during the year ended December 31, 2015. There were no loans or leases modified in troubled debt restructurings during the previous twelve-month periods which subsequently became nonperforming during the years ended December 31, 2014.
All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2015, Northern Trust held foreclosed residential real

2015 Annual Report / Northern Trust Corporation	116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estate properties with a carrying value of $7.9 million as a result of obtaining physical possession. In addition, as of December 31, 2015, Northern Trust had consumer loans with a carrying value of $24.5 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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
As of December 31, 2015, Northern Trust changed the estimation methodology for inherent losses that have been incurred in the loan and lease portfolio. The adoption of the new estimation methodology resulted in a reduction in the allowance related to the commercial and institutional loan portfolio, partially offset by an increase in the allowance for undrawn loan commitments and standby letters of credit.
Changes in the allowance for credit losses by segment were as follows:

TABLE 64: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2015			2014			2013
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Year	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6
Charge-Offs	(13.1)	(17.6)	(30.7)	(12.9)	(23.2)	(36.1)	(16.7)	(42.6)	(59.3)
Recoveries	5.5	5.7	11.2	11.1	7.0	18.1	8.6	11.0	19.6

Net (Charge-Offs) Recoveries	(7.6)	(11.9)	(19.5)	(1.8)	(16.2)	(18.0)	(8.1)	(31.6)	(39.7)
Provision for Credit Losses	(47.2)	4.2	(43.0)	3.5	2.5	6.0	(18.1)	38.1	20.0
Effects of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—	—	—	—

Balance at End of Year	$114.8	$118.5	$233.3	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9

Allowance for Credit Losses Assigned to:
Loans and Leases	$86.3	$107.5	$193.8	$143.8	$123.2	$267.0	$140.9	$137.2	$278.1
Undrawn Commitments and Standby Letters of Credit	28.5	11.0	39.5	25.9	3.0	28.9	27.1	2.7	29.8

Total Allowance for Credit Losses	$114.8	$118.5	$233.3	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9

2015 Annual Report / Northern Trust Corporation	117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of December 31, 2015 and 2014.

TABLE 65: RECORDED INVESTMENTS IN LOANS AND LEASES

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2015
Loans and Leases
Specifically Evaluated for Impairment	$56.3	$101.0	$157.3
Evaluated for Inherent Impairment	15,100.2	17,923.4	33,023.6

Total Loans and Leases	15,156.5	18,024.4	33,180.9
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	3.0	0.1	3.1
Evaluated for Inherent Impairment	83.3	107.4	190.7

Allowance Assigned to Loans and Leases	86.3	107.5	193.8
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	28.5	11.0	39.5

Total Allowance for Credit Losses	$114.8	$118.5	$233.3

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2014
Loans and Leases
Specifically Evaluated for Impairment	$78.9	$163.3	$242.2
Evaluated for Inherent Impairment	14,274.7	17,123.3	31,398.0

Total Loans and Leases	14,353.6	17,286.6	31,640.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	5.8	0.8	6.6
Evaluated for Inherent Impairment	138.0	122.4	260.4

Allowance Assigned to Loans and Leases	143.8	123.2	267.0
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	25.9	3.0	28.9

Total Allowance for Credit Losses	$169.7	$126.2	$295.9

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

Banks and Bank Holding Companies. On-balance-sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consists primarily of interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, which totaled $15.8 billion and $16.0 billion at December 31, 2015 and 2014, respectively, and noninterest-bearing demand balances maintained at correspondent banks, which totaled $2.7 billion and $1.1 billion at December 31, 2015 and 2014, respectively. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Counterparty Risk Management Committee. Credit limits are established through a review process that includes an internally prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.

2015 Annual Report / Northern Trust Corporation	118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Real Estate. At December 31, 2015, residential real estate loans totaled $8.9 billion, or 28% of total U.S. loans at December 31, 2015, compared with $9.8 billion, or 32% of total U.S. loans at December 31, 2014. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 75% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of the total $8.9 billion in residential real estate loans, $2.3 billion were in Florida, $2.0 billion were in the greater Chicago area, and $1.5 billion were in California, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $1.4 billion and $1.6 billion at December 31, 2015 and 2014, respectively.
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
The table below provides additional detail regarding commercial real estate loan types:

TABLE 66: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2015	2014
Commercial Mortgages
Apartment/ Multi-family	$770.1	$728.7
Office	830.4	735.5
Retail	683.3	854.1
Industrial/ Warehouse	310.5	323.7
Other	442.3	125.7

Total Commercial Mortgages	3,036.6	2,767.7
Construction, Acquisition and Development Loans	392.8	256.8
Single Family Investment	147.4	121.3
Other Commercial Real Estate Related	272.0	187.5

Total Commercial Real Estate Loans	$3,848.8	$3,333.3

Note 9 – Buildings and Equipment
A summary of buildings and equipment is presented below.

TABLE 67: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2015
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$26.5	$0.7	$25.8
Buildings	239.2	126.3	112.9
Equipment	450.7	289.3	161.4
Leasehold Improvements	341.5	222.9	118.6
Buildings Leased under Capital Leases	80.0	51.8	28.2

Total Buildings and Equipment	$1,137.9	$691.0	$446.9

The charge for depreciation, which includes depreciation of assets recorded under capital leases and is included within occupancy expense in the consolidated statements of income, amounted to $90.4 million in 2015, $90.6 million in 2014, and $92.3 million in 2013.

2015 Annual Report / Northern Trust Corporation	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Lease Commitments
At December 31, 2015, Northern Trust was obligated under a number of non-cancelable operating leases for buildings and equipment. Certain leases contain rent escalation clauses based on market indices or increases in real estate taxes and other operating expenses and renewal option clauses calling for increased rentals. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements. Minimum annual lease commitments as of December 31, 2015, for all non-cancelable operating leases with a term of one year or more are as follows:

TABLE 68: MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2016	$85.1
2017	81.7
2018	75.4
2019	62.2
2020	58.8
Later Years	172.8

Total Minimum Lease Payments	536.0
Less: Sublease Rentals	(10.5)

Net Minimum Lease Payments	$525.5

Operating lease rental expense, net of rental income, is recorded in occupancy expense and amounted to $71.6 million in 2015, $73.2 million in 2014, and $76.2 million in 2013.
One of the buildings and related land utilized for Chicago operations has been leased under an agreement that qualifies as a capital lease. The original long-term financing for the property was provided by Northern Trust. In the event of sale or refinancing, Northern Trust would anticipate receiving full repayment of any outstanding loans plus 42% of any proceeds in excess of the original project costs. The following table reflects the future minimum lease payments required under capital leases, net of any payments received on the long-term financing, and the present value of net capital lease obligations at December 31, 2015.

TABLE 69: PRESENT VALUE UNDER CAPITAL LEASE OBLIGATIONS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS, NET
2016	$9.1
2017	9.2
2018	9.5
2019	8.7
2020	(1.7)
Later Years	—

Total Minimum Lease Payments, net	34.8
Less: Amount Representing Interest	(5.1)

Net Present Value under Capital Lease Obligations	$29.7

2015 Annual Report / Northern Trust Corporation	120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, including the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, were as follows:

TABLE 70: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2013	$469.2	$71.5	$540.7
Foreign Exchange Rates	(7.4)	(0.1)	(7.5)

Balance at December 31, 2014	$461.8	$71.4	$533.2
Foreign Exchange Rates	(6.7)	(0.1)	(6.8)

Balance at December 31, 2015	$455.1	$71.3	$526.4

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2015 and 2014 were as follows.

TABLE 71: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2015	2014
Gross Carrying Amount	$182.3	$189.5
Accumulated Amortization	135.8	129.5

Net Book Value	$46.5	$60.0

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets was $10.9 million, $19.5 million, and $21.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization for the years 2016, 2017, 2018, 2019, and 2020 is estimated to be $8.4 million, $8.4 million, $7.7 million, $7.5 million, and $7.5 million, respectively.

2015 Annual Report / Northern Trust Corporation	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Senior Notes and Long-Term Debt
Senior Notes. A summary of senior notes outstanding at December 31, 2015 and 2014 is presented below.

TABLE 72: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2015	2014
Corporation-Senior Notes(1)(4)
Fixed Rate Due Nov. 2020(5)	3.45	$499.7	$499.6
Fixed Rate Due Aug. 2021(6)	3.38	498.7	498.5
Fixed Rate Due Aug. 2022(7)	2.38	499.0	498.9

Total Senior Notes		$1,497.4	$1,497.0

Long-Term Debt. A summary of long-term debt outstanding at December 31, 2015 and 2014 is presented below.

TABLE 73: LONG-TERM DEBT

	DECEMBER 31,
($ In Millions)	2015	2014
Bank-Subordinated Debt(1)(4)
5.85% Notes due Nov. 2017(2)(11)	$214.5	$221.6
6.50% Notes due Aug. 2018(2)(8)(11)	326.7	335.0
5.375% Sterling Denominated Notes due March 2015(9)	—	233.7

Total Bank-Subordinated Debt	541.2	790.3
Corporation-Subordinated 3.95% Notes due Oct. 2025(1)(4)(10)(11)	800.4	793.0

Capital Lease Obligations(3)	29.7	31.8

Total Long-Term Debt	$1,371.3	$1,615.1

Long-Term Debt Qualifying as Risk-Based Capital	$909.2	$1,009.1

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
(3) Refer to Note 10, “Lease Commitments.”
(4) Debt issue costs are recorded as an asset and amortized on a straight-line basis over the life of the Note.
(5) Notes issued at a discount of 0.117%.
(6) Notes issued at a discount of 0.437%
(7) Notes issued at a discount of 0.283%
(8) Notes issued at a discount of 0.02%
(9) Notes issued at a discount of 0.484%
(10) Notes issued at a discount of 0.114%
(11) Interest rate swap contracts were entered into to modify the interest expense on these subordinated notes from fixed rates to floating rates. The swaps are recorded as fair value hedges and at December 31, 2015, increases in the carrying values of subordinated notes outstanding of $92.4 million were recorded. As of December 31, 2014, net adjustments in the carrying values of subordinated notes outstanding of $100.6 million were recorded.

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

2015 Annual Report / Northern Trust Corporation	122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act, the Tier 1 regulatory capital treatment of these securities is required to be phased out over a three-year period that began on January 1, 2013. In 2015, 25% of these securities were eligible for Tier 1 capital treatment. In 2016, Tier 1 capital eligibility will be fully phased out. As these securities phase out of Tier 1 capital, they are eligible for inclusion in Tier 2 capital with 75% eligibility in 2015. Beginning in 2016, 60% of these securities are eligible for Tier 2 capital treatment, declining at an incremental 10% a year until they are fully phased out in 2022. As of December 31, 2015, 25% of both Series A and B securities qualified as Tier 1 capital and 75% qualified as Tier 2 capital.
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
The Corporation has the right to redeem the Series A and Series B subordinated debentures, in whole or in part, at a price equal to the principal amount plus accrued and unpaid interest. The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2015 and 2014:

TABLE 74: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2015	2014
NTC Capital I Subordinated Debentures due January 15, 2027	$154.1	$154.0
NTC Capital II Subordinated Debentures due April 15, 2027	123.2	123.2

Total Subordinated Debentures	$277.3	$277.2

Note 14 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular preferences, rights, qualifications and restrictions for each series of preferred stock issued. On August 5, 2014, the Corporation issued 16 million depositary shares, each representing 1/1000 ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), without par value, with a liquidation preference of $25,000 ($25 per depositary share). The aggregate proceeds from the public offering of the depositary shares, net of underwriting discounts, commissions and offering expenses, were $388.5 million.
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2015, at a rate per annum equal to 5.85%.
The Series C Preferred Stock has no maturity date. Shares of the Series C Preferred Stock rank senior to the Corporation’s common stock, and will rank at least equally with any other series of preferred stock it may issue (except for any senior series that may be issued with the requisite consent of the holders of the Series C Preferred Stock) and all other parity stock, with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up.
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

Common Stock. The Corporation’s current common stock repurchase authorization was approved by the Board in April of 2015. The stock repurchase authorization remaining as of December 31, 2015, was 9.7 million shares. The repurchased shares are used for general purposes of the Corporation, including management of the Corporation’s capital level and the issuance of shares under stock option and other incentive plans of the Corporation.

2015 Annual Report / Northern Trust Corporation	123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Corporation’s capital plan submitted in January 2015, which was reviewed without objection by the Federal Reserve in March 2015, the Corporation may repurchase up to $285.3 million of common stock after December 31, 2015, through June 2016.
The average price paid per share for common stock repurchased in 2015, 2014, and 2013 was $72.52, $64.20, and $55.90, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 75: SHARES OF COMMON STOCK

	2015	2014	2013
Balance at January 1	233,390,705	237,322,035	238,914,988
Incentive Plan and Awards	1,033,664	1,040,015	863,958
Stock Options Exercised	1,721,282	2,515,769	3,088,490
Treasury Stock Purchased	(6,851,868)	(7,487,114)	(5,545,401)

Balance at December 31	229,293,783	233,390,705	237,322,035

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of AOCI at December 31, 2015, 2014, and 2013, and changes during the years then ended.

TABLE 76: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	BALANCE AT DECEMBER 31, 2015	NET CHANGE	BALANCE AT DECEMBER 31, 2014	NET CHANGE	BALANCE AT DECEMBER 31, 2013	NET CHANGE	BALANCE AT DECEMBER 31, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$(31.0)	$(58.6)	$27.6	$21.6	$6.0	$(95.0)	$101.0
Net Unrealized (Losses) Gains on Cash Flow Hedges	(3.0)	1.7	(4.7)	(7.6)	2.9	4.3	(1.4)
Net Foreign Currency Adjustments	(17.6)	(15.9)	(1.7)	(8.8)	7.1	(3.4)	10.5
Net Pension and Other Postretirement Benefit Adjustments	(321.1)	19.8	(340.9)	(80.6)	(260.3)	132.8	(393.1)

Total	$(372.7)	$(53.0)	$(319.7)	$(75.4)	$(244.3)	$38.7	$(283.0)

2015 Annual Report / Northern Trust Corporation	124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 77: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31,
	2015			2014			2013
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$4.5	$(1.7)	$2.8	$3.0	$(1.1)	$1.9
Other Unrealized Gains (Losses) on Securities Available for Sale	(94.3)	35.5	(58.8)	30.1	(11.4)	18.7	(156.8)	59.0	(97.8)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.3	(0.1)	0.2	0.1	—	0.1	1.6	(0.7)	0.9

Net Change	$(94.0)	$35.4	$(58.6)	$34.7	$(13.1)	$21.6	$(152.2)	$57.2	$(95.0)
Unrealized (Losses) Gains on Cash Flow Hedges
Unrealized (Losses) Gains on Cash Flow Hedges	$(1.2)	$0.2	$(1.0)	$(8.7)	$3.6	$(5.1)	$2.1	$(0.7)	$1.4
Reclassification Adjustment for (Gains) Losses Included in Net Income	4.7	(2.0)	2.7	(4.0)	1.5	(2.5)	4.7	(1.8)	2.9

Net Change	$3.5	$(1.8)	$1.7	$(12.7)	$5.1	$(7.6)	$6.8	$(2.5)	$4.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(101.5)	$4.9	$(96.6)	$(107.8)	$10.8	$(97.0)	$91.9	$(29.7)	$62.2
Long-Term Intra-Entity Foreign Currency Transaction Losses	(18.7)	7.1	(11.6)	(1.0)	0.4	(0.6)	—	—	—
Net Investment Hedge Gains (Losses)	148.6	(56.3)	92.3	142.6	(53.8)	88.8	(107.3)	41.7	(65.6)

Net Change	$28.4	$(44.3)	$(15.9)	$33.8	$(42.6)	$(8.8)	$(15.4)	$12.0	$(3.4)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(12.2)	$8.2	$(4.0)	$(137.8)	$41.5	$(96.3)	$157.7	$(54.9)	$102.8
Reclassification Adjustment for Losses Included in Net Income	38.3	(14.5)	23.8	25.2	(9.5)	15.7	46.1	(16.1)	30.0

Net Change	$26.1	$(6.3)	$19.8	$(112.6)	$32.0	$(80.6)	$203.8	$(71.0)	$132.8

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the years ended December 31, 2015, 2014 and 2013.

TABLE 78: RECLASSIFICATION ADJUSTMENT OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

(In Millions)	LOCATION OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME	AMOUNT OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME YEAR ENDED DECEMBER 31,
		2015	2014	2013
Securities Available for Sale
Realized Losses on Securities Available for Sale	Investment Security Losses, net	$0.3	$0.1	$1.6

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	4.7	(4.0)	4.7

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Losses	Employee Benefits	38.5	25.1	49.0
Amortization of Prior Service Cost	Employee Benefits	(0.2)	0.1	(2.9)

Gross Reclassification Adjustment		$38.3	$25.2	$46.1

2015 Annual Report / Northern Trust Corporation	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Net Income per Common Share

The computations of net income per common share are presented below.

TABLE 79: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2015	2014	2013
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	232,279,849	235,829,790	239,265,313
Net Income	$973.8	$811.8	$731.3
Less: Dividends on Preferred Stock	23.4	9.5	—

Net Income Applicable to Common Stock	$950.4	$802.3	$731.3
Less: Earnings Allocated to Participating Securities	15.4	13.3	11.9

Earnings Allocated to Common Shares Outstanding	935.0	789.0	719.4
Basic Net Income Per Common Share	4.03	3.34	3.01

DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	232,279,849	235,829,790	239,265,313
Plus Dilutive Effect of Share-based Compensation	1,941,880	1,890,465	1,289,527

Average Common and Potential Common Shares	234,221,729	237,720,255	240,554,840

Earnings Allocated to Common and Potential Common Shares	$935.0	$789.0	$719.5
Diluted Net Income Per Common Share	3.99	3.32	2.99

Note: Common stock equivalents totaling 371,059, 1,517,588, and 3,498,894 for the years ended December 31, 2015, 2014, and 2013, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

2015 Annual Report / Northern Trust Corporation	126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Net Interest Income

The components of net interest income were as follows:

TABLE 80: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Interest Income
Loans and Leases	$731.9	$735.9	$743.1
Securities – Taxable	332.2	274.9	237.2
– Non-Taxable	4.8	7.2	11.6
Interest-Bearing Due from and Deposits with Banks (1)	108.3	127.6	142.1
Federal Reserve Deposits and Other	46.8	41.3	21.5

Total Interest Income	$1,224.0	$1,186.9	$1,155.5

Interest Expense
Deposits	$74.3	$81.7	$103.3
Federal Funds Purchased	0.7	1.3	1.5
Securities Sold under Agreements to Repurchase	0.3	0.4	0.4
Other Borrowings	5.0	3.4	3.3
Senior Notes	46.8	54.7	74.4
Long-Term Debt	24.4	37.7	37.1
Floating Rate Capital Debt	2.4	2.2	2.4

Total Interest Expense	$153.9	$181.4	$222.4

Net Interest Income	$1,070.1	$1,005.5	$933.1

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 18 – Other Operating Income

The components of other operating income were as follows:

TABLE 81: Other Operating Income

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Loan Service Fees	$59.1	$62.7	$61.9
Banking Service Fees	48.2	49.6	50.9
Other Income	139.8	41.2	53.7

Total Other Operating Income	$247.1	$153.5	$166.5

Other income in 2015 includes a $99.9 million net gain on the sale of 1.0 million Visa Inc. Class B common shares. In addition, Other income in 2015 includes a $25.9 million net gain on the sale of certain loans and leases, offset by a $27.0 million fair value adjustment on leases classified as held for sale as of December 31, 2015, each of which is related to the decision to exit a portion of a non-strategic loan and lease portfolio.

2015 Annual Report / Northern Trust Corporation	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Other Operating Expense

The components of other operating expense were as follows:

TABLE 82: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Business Promotion	$93.2	$88.0	$91.6
FDIC Insurance Premiums	25.2	22.0	23.5
Staff Related	40.5	39.1	39.1
Other Intangibles Amortization	10.9	19.5	21.1
Other Expenses	158.2	103.5	138.9

Total Other Operating Expense	$328.0	$272.1	$314.2

Other expenses in 2015 includes a charge related to voluntary cash contributions to certain constant dollar NAV funds totaling $45.8 million to bring the NAVs of these funds to $1.00. Other expenses in 2013 include a $19.2 million charge in connection with an agreement to resolve certain litigation.

Note 20 – Income Taxes

The following table reconciles the total provision for income taxes recorded in the consolidated statements of income with the amounts computed at the statutory federal tax rate of 35%.

TABLE 83: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Tax at Statutory Rate	$512.7	$416.6	$376.4
Tax Exempt Income	(4.8)	(4.9)	(6.2)
Leveraged Lease Adjustments	0.1	(3.4)	(2.3)
Foreign Tax Rate Differential	(44.2)	(44.1)	(27.6)
State Taxes, net	33.0	29.6	26.3
Other	(5.6)	(15.4)	(22.4)

Provision for Income Taxes	$491.2	$378.4	$344.2

The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2009, or non-U.S. tax authorities for years before 2006. The Corporation is no longer subject to income tax examinations by state or local tax authorities for years before 2009.
Included in other liabilities within the consolidated balance sheets at December 31, 2015 and 2014 were $12.3 million and $11.9 million of unrecognized tax benefits, respectively. If recognized, 2015 and 2014 net income would have increased by $8.7 million and $8.8 million, respectively, resulting in a decrease of those years’ effective income tax rates. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TABLE 84: UNRECOGNIZED TAX BENEFITS

(In Millions)	2015	2014
Balance at January 1	$11.9	$15.6
Additions for Tax Positions Taken in Prior Years	3.9	3.0
Reductions for Tax Positions Taken in Prior Years	(2.7)	(5.5)
Reductions Resulting from Expiration of Statutes	(0.8)	(1.2)

Balance at December 31,	$12.3	$11.9

2015 Annual Report / Northern Trust Corporation	128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits had net increases of $0.4 million, resulting in a remaining balance of $12.3 million at December 31, 2015, compared to net decreases of $3.7 million resulting in a remaining balance of $11.9 million at December 31, 2014. It is possible that changes in the amount of unrecognized tax benefits could occur in the next 12 months due to changes in judgment related to recognition or measurement, settlements with taxing authorities, or expiration of statute of limitations. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.
A provision for interest and penalties of $0.1 million, net of tax, was included in the provision for income taxes for the year ended December 31, 2015. This compares to a provision of interest and penalties of $0.2 million, net of tax, for the year ended December 31, 2014. As of December 31, 2015 and 2014, the liability for the potential payment of interest and penalties totaled $11.3 million and $10.2 million, net of tax, respectively.
Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. taxation when effectively repatriated. Northern Trust provides income taxes on the undistributed earnings of non-U.S. subsidiaries, except to the extent that those earnings are indefinitely reinvested outside the U.S. Northern Trust elected to indefinitely reinvest $257.4 million, $177.4 million, and $141.0 million of 2015, 2014, and 2013 earnings, respectively, of certain non-U.S. subsidiaries and, therefore, no U.S. deferred income taxes were recorded on those earnings. As of December 31, 2015, the cumulative amount of undistributed pre-tax earnings in these subsidiaries was approximately $1.4 billion. Based on the current U.S. federal income tax rate, an additional deferred tax liability of approximately $298.7 million would have been required as of December 31, 2015, if Northern Trust had not elected to indefinitely reinvest those earnings.
The components of the consolidated provision for income taxes for each of the three years ended December 31 are as follows:

TABLE 85: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Current Tax Provision:
Federal	$489.8	$291.5	$185.6
State	64.5	47.2	24.6
Non-U.S.	83.1	76.1	67.4

Total	637.4	414.8	277.6
Deferred Tax Provision:
Federal	(131.1)	(31.1)	$53.9
State	(13.6)	(1.6)	14.1
Non-U.S.	(1.5)	(3.7)	(1.4)

Total	(146.2)	(36.4)	66.6

Provision for Income Taxes	$491.2	$378.4	$344.2

In addition to the amounts shown above, tax charges and benefits have been recorded directly to stockholders’ equity for the following items:

TABLE 86: TAX CHARGES AND BENEFITS RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Current Tax Benefit for Employee Stock Options and Other Stock-Based Plans	$17.7	$8.8	$3.0
Tax Effect of Other Comprehensive Income	17.0	18.6	4.3

2015 Annual Report / Northern Trust Corporation	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes result from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax liabilities and assets have been computed as follows:

TABLE 87: DEFERRED TAX LIABILITIES

	DECEMBER 31,
(In Millions)	2015	2014	2013
Deferred Tax Liabilities:
Lease Financing	$272.6	$388.6	$392.0
Software Development	339.9	316.1	299.0
Accumulated Depreciation	20.6	24.1	22.0
Compensation and Benefits	70.7	63.5	112.2
State Taxes, net	48.8	62.3	63.3
Other Liabilities	169.1	157.5	104.0

Gross Deferred Tax Liabilities	921.7	1,012.1	992.5

Deferred Tax Assets:
Allowance for Credit Losses	81.7	103.5	107.8
Other Assets	185.0	126.7	85.0

Gross Deferred Tax Assets	266.7	230.2	192.8

Valuation Reserve	(1.6)	(3.9)	(3.9)
Deferred Tax Assets, net of Valuation Reserve	265.1	226.3	188.9

Net Deferred Tax Liabilities	$656.6	$785.8	$803.6

Northern Trust had various state net operating loss carryforwards as of December 31, 2015, 2014, and 2013. The income tax benefits associated with these loss carryforwards were approximately $1.6 million as of December 31, 2015, and $3.9 million as of December 31, 2014 and 2013. A valuation allowance of $1.6 million was recorded at December 31, 2015, and $3.9 million as of December 31, 2014, and 2013, as management believes the net operating losses will not be fully realized. No valuation allowance related to the remaining deferred tax assets was recorded at December 31, 2015, 2014, and 2013, as management believes it is more likely than not that the deferred tax assets will be fully realized.

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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefit payments under the U.S. plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in other assets in the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2015 and 2014 amounted to $106.1 million and $93.2 million, respectively. Contributions of $16.5 million and $13.9 million were made to the “Rabbi” Trust in 2015 and 2014, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. plan, non-U.S. plans, and supplemental plan for 2015, 2014, and 2013. Prior service costs are being amortized on a straight-line basis over 11 years for the U.S. plan and 9 years for the supplemental plan.

2015 Annual Report / Northern Trust Corporation	130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 88: EMPLOYEE BENEFIT PLAN STATUS

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
($ In Millions)	2015	2014	2015	2014	2015	2014
Accumulated Benefit Obligation	$903.4	$974.8	$156.5	$184.6	$102.1	$109.2

Projected Benefit Obligation	1,006.5	1,091.5	156.5	184.6	113.9	123.0
Plan Assets at Fair Value	1,342.0	1,440.8	144.3	157.6	—	—

Funded Status at December 31	$335.5	$349.3	$(12.2)	$(27.0)	$(113.9)	$(123.0)
Weighted-Average Assumptions:
Discount Rates	4.71%	4.25%	3.39%	3.20%	4.71%	4.25%
Rate of Increase in Compensation Level	4.25	4.25	N/A	N/A	4.25	4.25
Expected Long-Term Rate of Return on Assets	7.00	7.25	3.73	4.00	N/A	N/A

TABLE 89: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2015	2014	2015	2014	2015	2014
Net Actuarial Loss	$381.0	$382.9	$51.6	$60.5	$66.1	$81.5
Prior Service Cost	(2.7)	(3.1)	—	—	1.0	1.1

Gross Amount in Accumulated Other Comprehensive Income	378.3	379.8	51.6	60.5	67.1	82.6
Income Tax Effect	143.1	143.3	5.9	6.3	25.3	30.9

Net Amount in Accumulated Other Comprehensive Income	$235.2	$236.5	$45.7	$54.2	$41.8	$51.7

TABLE 90: NET PERIODIC PENSION EXPENSE

	U.S. PLAN			NON-U.S. PLANS			SUPPLEMENTAL PLAN
($ In Millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service Cost	$37.8	$32.7	$30.3	$—	$—	$—	$3.6	$3.1	$1.6
Interest Cost	44.7	44.4	42.1	5.7	6.9	6.6	5.0	4.8	4.4
Expected Return on Plan Assets	(96.5)	(97.7)	(93.3)	(5.9)	(7.0)	(6.2)	N/A	N/A	N/A
Amortization:
Net Loss (Gain)	29.7	21.5	42.5	1.5	(1.6)	1.0	7.3	5.8	6.7
Prior Service Cost	(0.4)	(0.4)	(0.4)	—	—	—	0.2	0.5	0.5
Net Periodic Pension Expense (Benefit)	$15.3	$0.5	$21.2	$1.3	$(1.7)	$1.4	$16.1	$14.2	$13.2
Weighted-Average Assumptions:
Discount Rates	4.25%	5.00%	4.25%	3.20%	4.31%	4.42%	4.25%	5.00%	4.25%
Rate of Increase in Compensation Level	4.25	4.25	4.02	N/A	N/A	N/A	4.25	4.25	4.02
Expected Long-Term Rate of Return on Assets	7.25	7.75	7.75	4.00	4.84	4.76	N/A	N/A	N/A

Pension expense for 2016 is expected to include approximately $25.7 million and $(0.3) million related to the amortization of net loss and prior service cost balances, respectively, from AOCI.

2015 Annual Report / Northern Trust Corporation	131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 91: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2015	2014	2015	2014	2015	2014
Beginning Balance	$1,091.5	$919.7	$184.6	$164.7	$123.0	$101.5
Service Cost	37.8	32.7	—	—	3.6	3.1
Interest Cost	44.7	44.4	5.7	6.9	5.0	4.8
Actuarial (Gain) Loss	(93.7)	153.1	(12.0)	33.2	(8.1)	23.1
Benefits Paid	(73.8)	(58.4)	(9.4)	(6.6)	(9.6)	(9.5)
Foreign Exchange Rate Changes	—	—	(12.4)	(13.6)	—	—

Ending Balance	$1,006.5	$1,091.5	$156.5	$184.6	$113.9	$123.0

Effective December 31, 2015, Northern Trust changed from the RP-2014 mortality table with improvement scale MP-2014 to the aggregate RP-2014 mortality table with adjustment from 2006 to 2014 to reflect improvement scale MP-2015, and with future improvement under scale MP-2015 released by the Society of Actuaries in October 2015.

TABLE 92: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. PLAN	NON-U.S. PLANS	SUPPLEMENTAL PLAN
2016	$68.0	$2.3	$9.6
2017	67.8	2.5	12.0
2018	69.2	2.9	11.7
2019	70.8	3.0	13.0
2020	69.1	3.3	11.6
2021-2025	345.6	21.4	55.6

TABLE 93: CHANGE IN PLAN ASSETS

	U.S. PLAN		NON-U.S. PLANS
(In Millions)	2015	2014	2015	2014
Fair Value of Assets at Beginning of Period	$1,440.8	$1,342.1	$157.6	$148.5
Actual Return on Assets	(25.0)	157.1	1.3	22.2
Employer Contributions	—	—	4.6	4.8
Benefits Paid	(73.8)	(58.4)	(9.4)	(6.6)
Foreign Exchange Rate Changes	—	—	(9.8)	(11.3)

Fair Value of Assets at End of Period	$1,342.0	$1,440.8	$144.3	$157.6

The minimum required and maximum deductible contributions for the U.S. qualified plan in 2016 are estimated to be zero and $250.0 million, respectively.
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
The target allocation of plan assets since May 2014, by major asset category, is 20% U.S. equities, 15% non-U.S. equities, 45% long duration fixed income securities, and 20% alternative investments, split among private equity funds (5%), hedge funds (5%), real estate (5%) and global listed infrastructure (5%). Equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and divided by investment style and market

2015 Annual Report / Northern Trust Corporation	132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Though not a primary strategy for meeting the plan’s objectives, derivatives may be used from time to time, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were no derivatives held by the plan at December 31, 2015 or 2014.
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
Level 1 – Quoted, active market prices for identical assets or liabilities. The U.S. pension plan’s Level 1 investments include foreign and domestic common stocks, an exchange traded fund, and mutual funds. The U.S. pension plan’s Level 1 investments are exchange traded and are valued at the closing price reported by the respective exchanges on the day of valuation. Share prices of the funds, referred to as a fund’s Net Asset Value (NAV), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual and collective trust fund shares occur by contract at the respective fund’s redemption date NAV.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The U.S. pension plan’s Level 2 assets include U.S. government securities and collective trust funds. U.S. government securities are valued by a third party pricing source that incorporates market observable data such as reported sales of similar securities, broker quotes and reference data. The inputs used are based on observable data in active markets. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual and collective trust fund shares occur by contract at the respective fund’s redemption date NAV.
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. pension plan’s Level 3 assets are private equity and hedge funds which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value.
While Northern Trust believes its valuation methods for plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.

2015 Annual Report / Northern Trust Corporation	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of Northern Trust’s U.S. pension plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2015 and 2014.

TABLE 94: FAIR VALUE OF U.S. PENSION PLAN ASSETS

	December 31, 2015
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Common Stock
U.S.	$45.4	$—	$—	$45.4
Canada	0.3	—	—	0.3
Fixed Income – U.S. Government	—	135.7	—	135.7
Other Investments
Mutual Funds:
Global Large Cap Blend	64.3	—	—	64.3
Exchange Traded Fund:
Domestic Large Cap Core	0.5	—	—	0.5
Collective Trust Funds:
Foreign Large Cap Blend	—	113.0	—	113.0
Foreign Small Cap Blend	—	37.1	—	37.1
Domestic Small Cap Value	—	104.9	—	104.9
Domestic Small Cap Growth	—	15.0	—	15.0
Domestic Large Cap Growth	—	36.6	—	36.6
Domestic Large Cap Minimum Volatility	—	82.4	—	82.4
Short-Term Investment	—	5.5	—	5.5
Global Real Estate Blend	—	67.0	—	67.0
Domestic Long-Term Bond	—	464.3	—	464.3
Emerging Market Large Cap Blend	—	59.1	—	59.1
Private Equity Funds	—	—	47.5	47.5
Hedge Funds	—	—	63.4	63.4

Total Assets at Fair Value	$110.5	$1,120.6	$110.9	$1,342.0

2015 Annual Report / Northern Trust Corporation	134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Common Stock
U.S.	$14.8	$—	$—	$14.8
Fixed Income – U.S. Government	—	159.5	—	159.5
Other Investments
Mutual Funds:
Global Large Cap Blend	69.6	—	—	69.6
Collective Trust Funds:
Foreign Large Cap Blend	—	105.4	—	105.4
Foreign Small Cap Blend	—	37.2	—	37.2
Domestic Large Cap Blend	—	196.7	—	196.7
Domestic Small Cap Value	—	26.5	—	26.5
Domestic Mid Cap Value	—	14.4	—	14.4
Domestic Small Cap Growth	—	21.2	—	21.2
Domestic Mid Cap Growth	—	15.2	—	15.2
Short-Term Investment	—	3.4	—	3.4
Global Real Estate Blend	—	73.8	—	73.8
Domestic Long-Term Bond	—	508.0	—	508.0
Emerging Market Large Cap Blend	—	68.2	—	68.2
Private Equity Funds	—	—	49.0	49.0
Hedge Funds	—	—	68.6	68.6
Cash and Other	9.3	—	—	9.3

Total Assets at Fair Value	$93.7	$1,229.5	$117.6	$1,440.8

The following table presents the changes in Level 3 assets for the years ended December 31, 2015 and 2014.

TABLE 95: CHANGE IN LEVEL 3 ASSETS

	PRIVATE EQUITY FUNDS		HEDGE FUNDS
(In Millions)	2015	2014	2015	2014
Fair Value at January 1	$49.0	$47.7	$68.6	$55.1
Actual Return on Plan Assets	6.6	10.3	(0.2)	1.8
Realized Gain	—	—	2.6	1.7
Purchases	2.4	3.5	10.0	15.0
Sales	(10.5)	(12.5)	(17.6)	(5.0)

Fair Value at December 31	$47.5	$49.0	$63.4	$68.6

Note: The return on plan assets represents the change in the unrealized gain (loss) on assets still held at December 31.

A building block approach is employed for Northern Trust’s U.S. pension plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the plan’s target asset allocation, the expected long-term rate of return on assets as of the plan’s December 31, 2015, measurement date was set at 7.00%.

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

2015 Annual Report / Northern Trust Corporation	135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, the net periodic postretirement benefit cost of the plan for 2015 and 2014, and the change in the accumulated postretirement benefit obligation during 2015 and 2014.

TABLE 96: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2015	2014
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$24.9	$25.0
Actives Eligible for Benefits	7.3	8.4

Net Postretirement Benefit Obligation	$32.2	$33.4

TABLE 97: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2015	2014
Net Actuarial Gain	$(2.6)	$(2.4)
Prior Service Cost	—	—

Gross Amount in Accumulated Other Comprehensive Income	(2.6)	(2.4)
Income Tax Effect	(1.0)	(0.9)

Net Amount in Accumulated Other Comprehensive Income	$(1.6)	$(1.5)

TABLE 98: NET PERIODIC POSTRETIREMENT (BENEFIT) EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Service Cost	$0.1	$0.1	$0.1
Interest Cost	1.4	1.5	1.2
Amortization
Net Gain	—	(0.6)	(1.2)
Prior Service Benefit	—	—	(3.0)

Net Periodic Postretirement (Benefit) Expense	$1.5	$1.0	$(2.9)

TABLE 99: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014
Beginning Balance	$33.4	$31.2
Service Cost	0.1	0.1
Interest Cost	1.4	1.5
Actuarial Loss	(0.2)	3.0
Net Claims Paid	(2.5)	(3.1)
Medicare Subsidy	—	0.7

Ending Balance	$32.2	$33.4

Effective December 31, 2015, Northern Trust changed from the RP-2014 mortality table with improvement scale MP-2014, to the aggregate RP-2014 mortality table with adjustment from 2006 to 2014 to reflect improvement scale MP-2015, and with future improvement under scale MP-2015 released by the Society of Actuaries in October 2015.

2015 Annual Report / Northern Trust Corporation	136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 100: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2016	$2.8
2017	2.9
2018	3.0
2019	2.9
2020	2.8
2021-2025	11.3

Net periodic postretirement (benefit) expense for 2016 is not expected to include any amortization from AOCI of the net actuarial gain. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.71% at December 31, 2015, and 4.25% at December 31, 2014. For measurement purposes, an 7.5% annual increase in the cost of pre-age 65 medical and drug benefits and a 9.3% annual increase in the cost of post-age 65 medical and drug benefits were assumed for 2015. These rates are both assumed to gradually decrease until they reach 5.0% in 2026. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing or decreasing the assumed health care trend rate by one percentage point in each year would have the following effect.

TABLE 101: HEALTH CARE COST TREND RATE ASSUMPTION

(In Millions)	1–PERCENTAGE POINT INCREASE	1–PERCENTAGE POINT DECREASE
Effect on Postretirement Benefit Obligation	$0.9	$(0.8)
Effect on Total Service and Interest Cost Components	—	—

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution includes a matching component. The expense associated with defined contribution plans is charged to employee benefits and totaled $46.8 million in 2015 and 2014, and $43.0 million in 2013.

Note 22 – Share-Based Compensation Plans

Northern Trust recognizes expense for the grant-date fair value of stock options and other share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented:

TABLE 102: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Restricted Stock Unit Awards	$51.5	$52.9	$48.0
Stock Options	10.0	12.8	18.4
Performance Stock Units	14.9	12.0	7.4

Total Share-Based Compensation Expense	$76.4	$77.7	$73.8
Tax Benefits Recognized	$28.8	$29.1	$27.7

As of December 31, 2015, there was $123.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately two years.
The Northern Trust Corporation 2012 Stock Plan (2012 Plan) is administered by the Compensation and Benefits Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the 2012 Plan. The 2012 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units and performance stock units.

2015 Annual Report / Northern Trust Corporation	137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants are outstanding under the 2012 Plan and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan), a predecessor plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2012 Plan is 30,000,000 plus shares forfeited under the 2002 Plan. As of December 31, 2015, shares available for future grant under the 2012 Plan, including shares forfeited under the 2002 Plan, totaled 28,597,071.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2012 Plan and the 2002 Plan, as applicable.

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 year life and generally vest and become exercisable in 1 year to 4 years after the date of grant. In addition, all options may become exercisable either upon a “change of control” as defined in the 2012 Plan and the 2002 Plan or, in the case of options issued after September 2012, upon certain involuntary terminations of employment following a change of control. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants.
The weighted-average assumptions used for options granted during the years ended December 31 are as follows:

TABLE 103: WEIGHTED-AVERAGE ASSUMPTIONS USED FOR OPTIONS GRANTED

	2015	2014	2013
Expected Term (in Years)	7.1	7.3	7.6
Dividend Yield	2.07%	2.16%	2.38%
Expected Volatility	30.4	30.1	29.5
Risk-Free Interest Rate	1.83	2.02	1.43

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
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2015, 2014, and 2013.

TABLE 104: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2015	2014	2013
Weighted Average Grant-Date Per Share Fair Value of Stock Options Granted	$18.72	$16.22	$12.80
Grant-Date Fair Value of Stock Options Vested	16.0	21.9	30.0
Stock Options Exercised
Intrinsic Value as of Exercise Date	32.1	35.3	26.9
Cash Received	94.0	127.5	146.2
Tax Deduction Benefits Realized	30.1	12.9	9.8

2015 Annual Report / Northern Trust Corporation	138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in nonvested stock options for the year ended December 31, 2015.

TABLE 105: CHANGES IN NONVESTED STOCK OPTIONS

NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT- DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2014	2,028,560	$13.60
Granted	505,770	18.72
Vested	(1,161,865)	13.79
Forfeited or Cancelled	(31,579)	14.87

Nonvested at December 31, 2015	1,340,886	$15.12

A summary of the status of stock options under the 2012 Plan and the 2002 Plan at December 31, 2015, and changes during the year then ended, are presented in the table below.

TABLE 106: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2014	9,671,081	$54.70
Granted	505,770	70.21
Exercised	(1,721,282)	54.64
Forfeited, Expired or Cancelled	(184,299)	55.41

Options Outstanding, December 31, 2015	8,271,270	$55.51	4.7	$141.6

Options Exercisable, December 31, 2015	6,930,383	$55.12	4.1	$121.4

Restricted Stock Unit Awards. Restricted stock unit awards may be granted to participants which entitle them to receive a payment in the Corporation’s common stock or cash under the terms of the 2012 Plan and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2015 predominately vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Restricted stock unit grants totaled 970,317, 1,086,241, and 1,181,321, with weighted average grant-date fair values of $70.79, $61.17, and $52.82 per share, for the years ended December 31, 2015, 2014, and 2013, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014, and 2013, was $58.1 million, $63.9 million, and $47.0 million, respectively.
A summary of the status of outstanding restricted stock unit awards under the 2012 Plan and the 2002 Plan at December 31, 2015, and changes during the year then ended, is presented in the table below.

TABLE 107: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2014	3,381,909	$227.9
Granted	970,317
Distributed	(831,661)
Forfeited	(117,595)

Restricted Stock Unit Awards Outstanding, December 31, 2015	3,402,970	$245.3

Units Convertible at December 31, 2015	180,751	$13.0

2015 Annual Report / Northern Trust Corporation	139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of nonvested restricted stock unit awards at December 31, 2015, and changes during the year then ended.

TABLE 108: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2014	3,194,899	$53.14	1.9
Granted	970,317	70.79
Vested	(825,402)	48.31
Forfeited	(117,595)	58.30

Nonvested at December 31, 2015	3,222,219	$59.50	1.9

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests over a three-year performance period, subject to satisfaction of specified performance targets that are a function of return on equity and continued employment until the end of the vesting period. The number of performance stock units that may vest ranges from 0% to 125% of the original award granted based on the attainment of the applicable three-year average annual return on equity target. Distribution of the shares is then made after vesting.
During the years ended December 31, 2015 and 2014, respectively, 272,319 and 249,618 performance stock units were granted with weighted average grant-date fair values of $61.14 and $53.08, respectively. Performance stock units outstanding at December 31, 2015 and 2014, respectively, had aggregate intrinsic values of $56.7 million and $48.8 million and weighted average remaining vesting terms of 1.8 and 2.2 years, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.2 million (16,449 units), $1.0 million (16,770 units), and $1.1 million (20,599 units) were granted to non-employee directors in 2015, 2014, and 2013, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.1 million, $1.0 million, and $1.1 million in 2015, 2014, and 2013, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. Distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution.

Note 23 – Cash-Based Compensation Plans

Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to compensation expense and totaled $233.0 million in 2015, $212.4 million in 2014, and $192.4 million in 2013.

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

2015 Annual Report / Northern Trust Corporation	140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2015, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $125 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible losses identified above.
A number of participants in Northern Trust’s securities lending program, which is associated with its asset servicing business, have commenced either individual lawsuits or purported class actions in which they claim, among other things, that Northern Trust failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). In 2013, Northern Trust recorded a $19.2 million pre-tax charge in connection with a settlement to resolve certain claims related to two of these lawsuits. Other lawsuits and claims related to securities lending are not part of the previously-announced settlement, and accordingly remain pending.
As previously disclosed in April 2014, Northern Trust remains subject to an investigation by the SEC related to Northern Trust’s securities lending activities. Northern Trust continues to cooperate with the SEC in this investigation.
In January 2015, the Public Prosecutor’s Office of France recommended that certain charges be brought against Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, relating to the administration of two trusts for which NTFS serves as trustee. In April 2015, a French investigating magistrate judge charged NTFS with complicity in estate tax fraud. Charges also were brought against a number of other persons and entities related to this matter. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings. NTFS has contested the criminal charge in the French court. The trial of all defendants began on January 4, 2016.  On January 6, 2016, the trial court postponed the trial while the French Supreme Court considers certain constitutional questions raised by some of the individual defendants.  No new trial date has been set.

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

2015 Annual Report / Northern Trust Corporation	141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ultimate resolution of the covered litigation and the timing for removal of the selling restrictions on the Visa Class B common shares are uncertain.
In June 2015, Northern Trust recorded a $99.9 million net pre-tax gain on the sale of 1.0 million of its Visa Class B common shares. This sale does not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. As of December 31, 2015, Northern Trust continued to hold approximately 5.2 million Visa Class B common shares, which are recorded at their original cost basis of zero.

Note 25 – Derivative Financial Instruments

Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, total return swap contracts, and credit default swap contracts.
Northern Trust’s primary risks associated with these instruments is the possibility that interest rates, foreign exchange rates, equity prices, or credit spreads could change in an unanticipated manner, resulting in higher costs or a loss in the underlying value of the instrument. These risks are mitigated by establishing limits, monitoring the level of actual positions taken against such established limits, and monitoring the level of any interest rate sensitivity gaps created by such positions. When establishing position limits, market liquidity and volatility, as well as experience in each market, are taken into account.
Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses, respectively, on these instruments, net of any cash collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, equity prices, or credit spreads fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.3 billion and $1.9 billion as of December 31, 2015 and 2014, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at December 31, 2015 also reflect reductions of $322.8 million and $440.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $315.8 million and $1.2 billion, respectively, at December 31, 2014. Additional cash collateral received from and deposited with derivative counterparties totaling $31.1 million and $27.3 million, respectively, as of December 31, 2015, and $19.6 million and $153.2 million, respectively, as of December 31, 2014, were not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears certain interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $15.4 million and $27.4 million at December 31, 2015 and 2014, respectively, are not offset against derivative assets and liabilities on the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $553.2 million and $299.5 million at December 31, 2015 and 2014, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $163.0 million and $272.9 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2015 and 2014 of $390.2 million and $26.6 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients.

2015 Annual Report / Northern Trust Corporation	142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at December 31, 2015 and 2014, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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

TABLE 109: NOTIONAL AND FAIR VALUES OF CLIENT-RELATED AND TRADING DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2015			DECEMBER 31, 2014
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$246,628.5	$2,541.8	$2,500.4	$257,568.7	$4,149.5	$4,072.0
Interest Rate Contracts	6,209.5	111.1	108.5	5,353.8	105.5	101.3

Total	$252,838.0	$2,652.9	$2,608.9	$262,922.5	$4,255.0	$4,173.3

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013.

TABLE 110: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	LOCATION OF DERIVATIVE GAIN/(LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME DECEMBER 31,
		2015	2014	2013
Foreign Exchange Contracts	Foreign Exchange Trading Income	$261.8	$210.1	$244.4
Interest Rate Contracts	Security Commissions and Trading Income	17.5	9.3	12.7

Total		$279.3	$219.4	$257.1

2015 Annual Report / Northern Trust Corporation	143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, equity price, and credit risk.
The following table identifies the types and classifications of derivative instruments formally designated as hedges under GAAP and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

TABLE 111: NOTIONAL AND FAIR VALUES OF DESIGNATED RISK MANAGEMENT DERIVATIVE FINANCIAL INSTRUMENTS

			December 31, 2015			December 31, 2014
				FAIR VALUE			FAIR VALUE
(In Millions)	DERIVATIVE INSTRUMENT	RISK CLASSIFICATION	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
FAIR VALUE HEDGES
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,042.1	$10.8	$19.8	$2,859.5	$12.7	$28.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	104.6	2.2	1,250.0	112.8	2.0
CASH FLOW HEDGES
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	367.4	8.5	13.8	344.9	6.0	14.8
Available for Sale Investment Securities	Interest Rate Contracts	Interest Rate	$935.0	$2.0	$0.7	$635.0	$1.3	$—
NET INVESTMENT HEDGES
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,961.5	72.9	1.5	1,795.4	118.9	3.4

Total			7,556.0	198.8	38.0	6,884.8	251.7	48.7

In addition to the above, Sterling-denominated debt, totaling $243.9 million at December 31, 2014, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates. This debt matured during the quarter ended March 31, 2015.
Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statements of income related to fair value hedges for the years ended December 31, 2015, 2014, and 2013.

TABLE 112: LOCATION AND AMOUNT OF DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

	DERIVATIVE INSTRUMENT	LOCATION OF DERIVATIVE GAIN/(LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME DECEMBER 31,
(In Millions)			2015	2014	2013
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(21.1)	$(36.4)	$26.3
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	34.7	104.0	(44.9)

Total			$13.6	$67.6	$(18.6)

There was no ineffectiveness or change in the fair value of hedged items recognized in earnings for fair value long-haul hedges during the years ended December 31, 2015 and 2014. There were $0.9 million of losses recorded within the fair values of hedged items for long-haul hedges and $0.8 million of losses from ineffectiveness recorded during the year ended December 31, 2013.
Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in earnings for cash flow hedges during the years ended December 31, 2015, 2014, or 2013. As of December 31, 2015, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions was being hedged.

2015 Annual Report / Northern Trust Corporation	144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides cash flow hedge derivative gains and losses that were recognized in AOCI and the amounts reclassified to earnings during the years ended December 31, 2015, 2014 and 2013.

TABLE 113: CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECOGNIZED IN AOCI AND RECLASSIFIED TO EARNINGS

	FOREIGN EXCHANGE CONTRACTS (BEFORE TAX)			INTEREST RATE CONTRACTS (BEFORE TAX)
(In Millions)	2015	2014	2013	2015	2014	2013
Net Gain/(Loss) Recognized in AOCI	$(1.2)	$(9.4)	$2.1	$—	$0.7	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	(8.0)	3.3	(2.1)	—	—	—
Interest Income	—	—	—	5.2	1.2	—
Other Operating Expense	(1.9)	(0.5)	(2.6)	—	—	—

Total	$(9.9)	$2.8	$(4.7)	$5.2	$1.2	$—

There were no gains or losses reclassified during the years ended December 31, 2015, 2014, and 2013 as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that a net loss of $5.0 million will be reclassified into earnings within the next twelve months relating to cash flow hedges of foreign currency denominated transactions. It is estimated that a net gain of $2.4 million will be reclassified into earnings upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded for these hedges during the years ended December 31, 2015, 2014, and 2013.
The following table provides net investment hedge gains and losses recognized in AOCI during the years ended December 31, 2015 and 2014.

TABLE 114: NET INVESTMENT HEDGE GAINS AND LOSSES RECOGNIZED IN AOCI

	AMOUNT OF HEDGING INSTRUMENT GAIN/(LOSS) RECOGNIZED IN AOCI (BEFORE TAX)
(In Millions)	2015	2014
Foreign Exchange Contracts	$143.6	$127.4
Sterling Denominated Subordinated Debt	5.0	15.2

Total	$148.6	$142.6

2015 Annual Report / Northern Trust Corporation	145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives that are not formally designated as hedges under GAAP are entered into for risk management purposes. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans, and forecasted foreign-currency-denominated transactions. A swap related to the sale of certain Visa Class B common shares was entered into which retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common shares. Credit default swaps were entered into to manage the credit risk associated with certain loans and loan commitments. Total return swaps are entered into to manage the equity price risk associated with certain investments. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.

TABLE 115: NOTIONAL AND FAIR VALUES OF NON DESIGNATED RISK MANAGEMENT DERIVATIVE INSTRUMENTS

	DECEMBER 31, 2015			DECEMBER 31, 2014
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$244.6	$0.2	$3.7	$246.3	$0.8	$5.3
Other Financial Derivatives (1)	$152.8	$—	$10.9	$—	$—	$—

Total	$397.4	$0.2	$14.6	$246.3	$0.8	$5.3
(1) This line consists of a swap related to the sale of certain Visa Class B common shares and total return swaps.

The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 for derivative instruments not formally designated as hedges under GAAP.

TABLE 116: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME

	LOCATION OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME	AMOUNT RECOGNIZED IN INCOME
(In Millions)		2015	2014	2013
Credit Default Swap Contracts	Other Operating Income	$—	$—	$(0.1)
Foreign Exchange Contracts	Other Operating Income	(10.9)	(14.3)	(4.0)
Other Financial Derivatives (1)	Other Operating Income	(12.3)	—	—

Total		$(23.2)	$(14.3)	$(4.1)
(1) This line includes the statement of income impact of a swap related to the sale of certain Visa Class B common shares and total return swaps.

2015 Annual Report / Northern Trust Corporation	146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2015 and 2014.

TABLE 117: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

December 31, 2015
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,636.0	$1,194.3	$441.7	$—	$441.7
Interest Rate Swaps OTC	170.3	21.5	148.8	—	148.8
Interest Rate Swaps Exchange Cleared	58.2	38.1	20.1	—	20.1
Cross Product Netting Adjustment	—	23.5	—	—	—
Cross Product Collateral Adjustment	—	322.8	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,864.5	1,600.2	264.3	—	264.3

Total Derivatives Not Subject to a Master Netting Arrangement	987.4	—	987.4	—	987.4

Total Derivatives	2,851.9	1,600.2	1,251.7	—	1,251.7

Securities Purchased under Agreements to Resell(2)	$1,600.0	$—	$1,600.0	$1,600.0	$—

December 31, 2014
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,442.8	$1,889.8	$1,553.0	$—	$1,553.0
Interest Rate Swaps OTC	183.9	32.1	151.8	—	151.8
Interest Rate Swaps Exchange Cleared	48.4	13.1	35.3	—	35.3
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	315.8	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,675.1	2,257.1	1,418.0	—	1,418.0

Total Derivatives Not Subject to a Master Netting Arrangement	832.4	—	832.4	—	832.4

Total Derivatives	4,507.5	2,257.1	2,250.4	—	2,250.4

Securities Purchased under Agreements to Resell(2)	$1,000.0	$—	$1,000.0	$1,000.0	$—

(1) Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3,212.7 million and $3,614.7 million as of December 31, 2015 and 2014, respectively.
(2) Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $14.2 million and $62.7 million as of December 31, 2015 and 2014, respectively.
(3) Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2015 and 2014.

2015 Annual Report / Northern Trust Corporation	147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2015 and 2014.

TABLE 118: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

December 31, 2015
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,119.7	$1,194.3	$925.4	$—	$925.4
Interest Rate Swaps OTC	93.1	21.5	71.6	—	71.6
Interest Rate Swaps Exchange Cleared	38.1	38.1	—	—	—
Other Financial Derivatives	10.9	—	10.9	—	10.9
Cross Product Netting Adjustment	—	23.5	—	—	—
Cross Product Collateral Adjustment	—	440.2	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,261.8	1,717.6	544.2	—	544.2

Total Derivatives Not Subject to a Master Netting Arrangement	399.7	—	399.7	—	399.7

Total Derivatives	2,661.5	1,717.6	943.9	—	943.9

Securities Sold under Agreements to Repurchase	$546.6	$—	$546.6	$546.6	$—

December 31, 2014
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,431.0	$1,889.8	$1,541.2	$—	$1,541.2
Interest Rate Swaps OTC	118.7	32.1	86.6	—	86.6
Interest Rate Swaps Exchange Cleared	13.1	13.1	—	—	—
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	1,232.0	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,562.8	3,173.3	389.5	—	389.5

Total Derivatives Not Subject to a Master Netting Arrangement	664.5	—	664.5	—	664.5

Total Derivatives	4,227.3	3,173.3	1,054.0	—	1,054.0

Securities Sold under Agreements to Repurchase	$885.1	$—	$885.1	$885.1	$—

(1) Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2,131.7 million and $2,794.1 million as of December 31, 2015 and 2014, respectively.
(2) Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2015 and 2014.

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

2015 Annual Report / Northern Trust Corporation	148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors. Effective in the second quarter of 2013, Northern Trust centrally clears certain interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These transactions are subject to an agreement similar to a master netting arrangement, which has the same rights of offset as described above.

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
The following table shows the contractual amounts of commitments and letters of credit.

TABLE 119: COMMITMENTS AND LETTERS OF CREDIT

	DECEMBER 31,
(In Millions)	2015	2014
Legally Binding Commitments to Extend Credit(1)	$37,247.0	$35,127.6
Standby Letters of Credit(2)	4,305.4	4,468.1
Commercial Letters of Credit	17.2	20.8

(1)These amounts exclude $398.1 million and $481.4 million of commitments participated to others at December 31, 2015 and 2014, respectively.
(2)These amounts include $147.1 million and $221.4 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2015 and 2014, respectively. The weighted average maturity of standby letters of credit was 24 months at December 31, 2015 and 27 months at December 31, 2014.

Other Off-Balance-Sheet Financial Instruments. As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2015 and 2014 subject to indemnification was $94.5 billion and $98.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded related to these indemnifications.
The Bank is a participating member of various cash, securities, and foreign exchange clearing and settlement organizations such as The Depository Trust Company in New York. It participates in these organizations on behalf of its clients and on its own behalf as a result of its own activities. A wide variety of cash and securities transactions are settled through these organizations, including those involving obligations of states and political subdivisions, asset-backed securities, commercial paper, dollar placements, and securities issued by the Government National Mortgage Association.

2015 Annual Report / Northern Trust Corporation	149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of its participation in cash, securities, and foreign exchange clearing and settlement organizations, the Bank could be responsible for a pro rata share of certain credit-related losses arising out of the clearing activities. The method in which such losses would be shared by the clearing members is stipulated in each clearing organization’s membership agreement. Credit exposure related to these agreements varies from day to day, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. The estimated credit exposure at December 31, 2015 and 2014 was approximately $58 million and $60 million, respectively, based on the membership agreements and clearing volume for those days. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.

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
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of December 31, 2015 and 2014, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $389.4 million and $547.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2015 and 2014, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, were $173.5 million and $208.9 million, respectively. As of December 31, 2015 and 2014, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, were $10.5 million and $15.6 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and unfunded commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

2015 Annual Report / Northern Trust Corporation	150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $52.5 million and $58.1 million, respectively, as of December 31, 2015 and 2014.

Investment Funds. Northern Trust acts as asset manager for various funds in which clients of Northern Trust are investors. As an asset manager of funds, the Corporation earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2015 Northern Trust had a $25.3 million investment valued using net asset value per share, included in other assets, and a $25.0 million unfunded commitment related to seed capital investments.
In June 2015, Northern Trust voluntarily elected to contribute an aggregate $45.8 million of cash to four constant-dollar-net-asset-value investment funds (Funds) for which it serves as asset manager to bring the net asset values of such funds to $1.00. The contributions, which were recorded to other operating expense in the consolidated statements of income, resulted in a pre-tax charge of $45.8 million. Under GAAP, the contributions noted above are deemed to reflect Northern Trust’s implicit interest in the credit risk of the Funds, which must be considered when determining whether it is the primary beneficiary of the Funds. In determining whether Northern Trust is the primary beneficiary of the Funds, Northern Trust used an expected loss calculation based on the characteristics of the underlying investments in the Funds to estimate the expected losses related to interest rate and credit risk, and also considered the relative rights and obligations of each of the applicable variable interest holders. Upon consideration of this analysis, Northern Trust determined that it is not the primary beneficiary of the Funds, as interest rate risk was determined to be the primary driver of expected losses within such funds. Similarly, based on its analysis, including consideration of the contributions noted above, Northern Trust has also determined that it is not the primary beneficiary of any other investment funds for which it serves as asset manager under GAAP. Accordingly, Northern Trust is not required to consolidate the Funds or any other investment funds for which it serves as asset manager within its consolidated balance sheets. Any potential future support of the Funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances and with careful consideration as to the potential impact on Northern Trust’s regulatory capital levels and other operational needs. As of December 31, 2015, Northern Trust has no exposure to loss from its implicit interest in such Funds as there are no current plans to provide any further support to the Funds.

Note 29 – Pledged and Restricted Assets

Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits; repurchase agreements; Federal Home Loan Bank borrowings; and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. On December 31, 2015, securities and loans totaling $35.8 billion ($27.1 billion of government sponsored agency and other securities, $117.5 million of obligations of states and political subdivisions, and $8.6 billion of loans), were pledged. Collateral required for these purposes totaled $8.9 billion. Included in the total pledged assets are available for sale securities with a total fair value of $1.5 billion which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of December 31, 2015 was $1.5 billion. There was no repledged or sold collateral as of December 31, 2015.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion in 2015.

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
Under Illinois law, an Illinois state bank, prior to paying a dividend, must carry over to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the bank’s surplus is equal to its capital. In addition, an Illinois state bank may not pay any dividend in an amount greater than its net profits then on hand, after deduction of losses and bad debts (defined as debts due to a state bank on which interest is past due and unpaid for a period of six months or more, unless the same are well secured and in the process of collection).

2015 Annual Report / Northern Trust Corporation	151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 31 – Reporting Segments and Related Information

Segment Information. Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Income and expense associated with the Corporation’s and the Bank’s wholesale funding activities and investment portfolios, as well as certain corporate-based expense, executive level compensation and nonrecurring items are not allocated to C&IS and Wealth Management, and are reported in Northern Trust’s third reporting segment, Treasury and Other, in the tables below.
C&IS and Wealth Management results are presented to promote a greater understanding of their financial performance. The information, presented on an internal management-reporting basis as opposed to GAAP which is used for consolidated financial reporting purposes, derives from internal accounting systems that support Northern Trust’s strategic objectives and management structure. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies.”

2015 Annual Report / Northern Trust Corporation	152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the earnings contribution of Northern Trust’s reporting segments for the years ended December 31, 2015, 2014, and 2013.

TABLE 120: CORPORATE AND INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$1,696.9	$1,584.0	$1,443.8
Foreign Exchange Trading Income	249.4	200.4	238.8
Other Noninterest Income	170.5	177.9	177.3
Net Interest Income (Note)	414.4	310.0	275.9

Revenue (Note)	2,531.2	2,272.3	2,135.8
Provision for Credit Losses	(22.6)	5.8	(3.4)
Noninterest Expense	1,856.4	1,732.8	1,657.9

Income before Income Taxes (Note)	697.4	533.7	481.3
Provision for Income Taxes (Note)	212.8	149.4	145.6

Net Income	$484.6	$384.3	$335.7

Percentage of Consolidated Net Income	50%	47%	46%

Average Assets	$42,313.9	$59,462.9	$53,308.2

Note: Stated on an FTE basis.

TABLE 121: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$1,283.6	$1,248.8	$1,166.0
Foreign Exchange Trading Income	12.4	9.7	5.6
Other Noninterest Income	111.8	98.3	116.7
Net Interest Income (Note)	568.1	536.1	557.7

Revenue (Note)	1,975.9	1,892.9	1,846.0
Provision for Credit Losses	(20.4)	0.2	23.4
Noninterest Expense	1,291.9	1,268.7	1,215.0

Income before Income Taxes (Note)	704.4	624.0	607.6
Provision for Income Taxes (Note)	264.7	234.8	229.2

Net Income	$439.7	$389.2	$378.4

Percentage of Consolidated Net Income	45%	48%	52%

Average Assets	$25,048.7	$23,629.3	$22,887.6

Note: Stated on an FTE basis.

2015 Annual Report / Northern Trust Corporation	153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 122: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
Noninterest Income	$107.9	$6.6	$8.0
Net Interest Income (Note)	112.9	188.8	132.0

Revenue (Note)	220.8	195.4	140.0
Noninterest Expense	132.3	133.5	120.9

Income before Income Taxes (Note)	88.5	61.9	19.1
Provision for Income Taxes (Note)	39.0	23.6	1.9

Net Income	$49.5	$38.3	$17.2

Percentage of Consolidated Net Income	5%	5%	2%

Average Assets	$43,352.5	$20,991.3	$18,661.9

Note: Stated on an FTE basis.

TABLE 123: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$2,980.5	$2,832.8	$2,609.8
Foreign Exchange Trading Income	261.8	210.1	244.4
Other Noninterest Income	390.2	282.8	302.0
Net Interest Income (Note)	1,095.4	1,034.9	965.6

Revenue (Note)	4,727.9	4,360.6	4,121.8
Provision for Credit Losses	(43.0)	6.0	20.0
Noninterest Expense	3,280.6	3,135.0	2,993.8

Income before Income Taxes (Note)	1,490.3	1,219.6	1,108.0
Provision for Income Taxes (Note)	516.5	407.8	376.7

Net Income	$973.8	$811.8	$731.3

Average Assets	$110,715.1	$104,083.5	$94,857.7

Note: Stated on an FTE basis. The consolidated figures include $25.3 million, $29.4 million, and $32.5 million, of FTE adjustments for 2015, 2014, and 2013, respectively.

In 2015, the presentation of certain assets was changed from C&IS to Treasury and Other to reflect better the internal management responsibility for these assets. In addition to the transfer of assets, the Corporation’s internal funds pricing treatment of deposits that fund the transferred assets were updated to reflect the economics of these deposits. Further discussion of reporting segment results is provided within the “Reporting Segments and Related Information” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Geographic Area Information. Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. Therefore, certain subjective estimates and assumptions have been made to allocate revenues, expenses and assets between U.S. and non-U.S. operations.
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

2015 Annual Report / Northern Trust Corporation	154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.

TABLE 124: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE	INCOME BEFORE INCOME TAXES	NET INCOME
2015
Non-U.S.	$30,636.5	$1,358.4	$483.2	$344.4
U.S.	86,113.1	3,344.2	981.8	629.4

Total	$116,749.6	$4,702.6	$1,465.0	$973.8

2014
Non-U.S.	$28,326.1	$1,341.8	$446.5	$322.7
U.S.	81,620.4	2,989.4	743.7	489.1

Total	$109,946.5	$4,331.2	$1,190.2	$811.8

2013
Non-U.S.	$30,241.3	$1,101.0	$272.4	$201.3
U.S.	72,706.0	2,988.3	803.1	530.0

Total	$102,947.3	$4,089.3	$1,075.5	$731.3

Note: Total revenue is comprised of net interest income and noninterest income.

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
As of December 31, 2015 and 2014, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2015 and 2014, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2015, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

2015 Annual Report / Northern Trust Corporation	155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.

TABLE 125: RISK-BASED CAPITAL AMOUNTS AND RATIOS

	December 31, 2015				December 31, 2014
($ In Millions)	ADVANCED APPROACH		STANDARDIZED APPROACH(1)		ADVANCED APPROACH		STANDARDIZED APPROACH(1)
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1
Northern Trust Corporation	$8,012.6	11.9%	$8,012.6	10.8%	$7,813.3	12.4%	$7,813.3	12.5%
The Northern Trust Company	7,591.7	11.6	7,591.7	10.4	7,327.3	12.0	7,327.3	11.8
Minimum to qualify as well-capitalized
Northern Trust Corporation	4,376.7	6.5	4,807.6	6.5	N/A	N/A	N/A	N/A
The Northern Trust Company	4,245.5	6.5	4,755.9	6.5	N/A	N/A	N/A	N/A
Tier 1
Northern Trust Corporation	8,431.3	12.5	8,431.3	11.4	8,318.0	13.2	8,317.6	13.3
The Northern Trust Company	7,591.7	11.6	7,591.7	10.4	7,327.3	12.0	7,327.3	11.8
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,386.8	8.0	5,917.0	8.0	3,773.8	6.0	3,759.1	6.0
The Northern Trust Company	5,225.2	8.0	5,853.4	8.0	3,665.8	6.0	3,738.0	6.0
Total
Northern Trust Corporation	9,529.7	14.2	9,767.7	13.2	9,449.2	15.0	9,723.0	15.5
The Northern Trust Company	8,538.1	13.1	8,771.4	12.0	8,420.4	13.8	8,695.1	14.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	6,733.5	10.0	7,396.3	10.0	6,289.7	10.0	6,265.1	10.0
The Northern Trust Company	6,531.5	10.0	7,316.8	10.0	6,109.7	10.0	6,229.9	10.0
Tier 1 Leverage
Northern Trust Corporation	8,431.3	7.5	8,431.3	7.5	N/A	N/A	8,317.6	7.8
The Northern Trust Company	7,591.7	6.7	7,591.7	6.7	N/A	N/A	7,327.3	6.9
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,655.0	5.0	5,655.0	5.0	N/A	N/A	5,340.7	5.0
The Northern Trust Company	5,639.0	5.0	5,639.0	5.0	N/A	N/A	5,324.9	5.0
Supplementary Leverage(2)
Northern Trust Corporation	8,431.3	6.2	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	7,591.7	5.6	N/A	N/A	N/A	N/A	N/A	N/A
Minimum to qualify as well-capitalized:
Northern Trust Corporation	4,085.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	4,075.3	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) In 2014, Standardized Approach risk-weighted assets were determined by Basel I requirements. Effective with the first quarter of 2015, risk-weighted assets are calculated in accordance with the Basel III Standardized Approach final rules.
(2) Beginning with the first quarter of 2015, advanced approaches banking organizations must calculate and report their supplementary leverage ratio. Effective January 1, 2018, the Corporation will be subject to a minimum supplementary leverage ratio of 3 percent.

As of January 1, 2015, the risk-based capital guidelines that apply to the Corporation and the Bank, commonly referred to as Basel III, are based upon the 2011 capital accord of the Basel Committee. The Basel III rules are currently being phased in, and will come into full effect by January 1, 2022.
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

2015 Annual Report / Northern Trust Corporation	156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 33 – Northern Trust Corporation (Corporation only)

Condensed financial information is presented below. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 126: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2015	2014
ASSETS
Cash on Deposit with Subsidiary Bank	$757.5	$869.4
Securities	1.2	2.3
Advances to Wholly-Owned Subsidiaries – Banks	2,260.0	2,273.5
– Nonbank	18.5	5.0
Investments in Wholly-Owned Subsidiaries – Banks	7,927.8	7,604.5
– Nonbank	153.4	123.0
Other Assets	682.3	605.8
Total Assets	$11,800.7	$11,483.5
LIABILITIES
Senior Notes	$1,497.4	$1,497.0
Long Term Debt	800.3	793.0
Floating Rate Capital Debt	277.3	277.2
Other Liabilities	519.8	467.4
Total Liabilities	3,094.8	3,034.6
STOCKHOLDERS’ EQUITY
Preferred Stock	388.5	388.5
Common Stock	408.6	408.6
Additional Paid-in Capital	1,072.3	1,050.9
Retained Earnings	8,242.8	7,625.4
Accumulated Other Comprehensive Loss	(372.7)	(319.7)
Treasury Stock	(1,033.6)	(704.8)
Total Stockholders’ Equity	8,705.9	8,448.9
Total Liabilities and Stockholders’ Equity	$11,800.7	$11,483.5

2015 Annual Report / Northern Trust Corporation	157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 127: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
OPERATING INCOME
Dividends – Bank Subsidiaries	$600.0	$300.0	$880.0
– Nonbank Subsidiaries	8.7	3.8	21.7
Intercompany Interest and Other Charges	38.5	42.9	33.2
Interest and Other Income	5.4	(0.3)	9.0
Total Operating Income	652.6	346.4	943.9
OPERATING EXPENSES
Interest Expense	59.3	66.6	78.3
Other Operating Expenses	56.8	17.0	20.8
Total Operating Expenses	116.1	83.6	99.1
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	536.5	262.8	844.8
Benefit for Income Taxes	29.0	16.6	24.2
Income before Equity in Undistributed Net Income of Subsidiaries	565.5	279.4	869.0
Equity in Undistributed Net Income of Subsidiaries – Banks	392.8	522.1	(152.5)
– Nonbank	15.5	10.3	14.8
Net Income	$973.8	$811.8	$731.3
Preferred Stock Dividends	23.4	9.5	—
Net Income Applicable to Common Stock	$950.4	$802.3	$731.3

2015 Annual Report / Northern Trust Corporation	158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 128: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2015	2014	2013
OPERATING ACTIVITIES:
Net Income	$973.8	$811.8	$731.3
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(408.3)	(532.4)	131.0
Change in Prepaid Expenses	1.2	0.2	(1.1)
Change in Accrued Income Taxes	22.8	(30.7)	(18.1)
Other, net	58.4	56.1	102.6
Net Cash Provided by Operating Activities	647.9	305.0	945.7
INVESTING ACTIVITIES:
Change in Time Deposits with Banks	—	—	1,691.4
Purchases of Securities – Available for Sale	—	—	—
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	1.3	2.9	0.2
Change in Capital Investments in Subsidiaries	(10.0)	—	(13.0)
Advances to Wholly-Owned Subsidiaries	—	(238.5)	(1,000.0)
Other, net	0.2	1.1	1.8
Net Cash Provided by (Used in) Investing Activities	(8.5)	(234.5)	680.4
FINANCING ACTIVITIES:
Change in Senior Notes and Long-Term Debt	—	(500.0)	317.9
Proceeds from Issuance of Preferred Stock – Series C	—	388.5	—
Treasury Stock Purchased	(496.9)	(480.7)	(309.7)
Net Proceeds from Stock Options	94.0	127.5	146.2
Cash Dividends Paid on Common Stock	(321.4)	(302.9)	(220.6)
Cash Dividends Paid on Preferred Stock	(27.0)	—	—
Other, net	—	0.1	—
Net Cash Used in Financing Activities	(751.3)	(767.5)	(66.2)
Net Change in Cash on Deposit with Subsidiary Bank	(111.9)	(697.0)	1,559.9
Cash on Deposit with Subsidiary Bank at Beginning of Year	869.4	1,566.4	6.5
Cash on Deposit with Subsidiary Bank at End of Year	$757.5	$869.4	$1,566.4

2015 Annual Report / Northern Trust Corporation	159

SUPPLEMENTAL ITEM – SELECTED STATISTICAL AND SUPPLEMENTAL FINANCIAL DATA

TABLE 129: QUARTERLY FINANCIAL DATA (UNAUDITED)

STATEMENTS OF INCOME	2015				2014
($ In Millions Except Per Share Information)	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Trust, Investment and Other Servicing Fees	$747.1	$749.1	$756.8	$727.5	$728.2	$718.2	$706.9	$679.5
Other Noninterest Income	120.2	137.5	247.9	146.4	138.0	111.4	128.2	115.3
Net Interest Income
Interest Income	330.7	305.7	288.8	298.8	303.9	293.8	293.8	295.4
Interest Expense	41.3	36.8	37.6	38.2	40.0	44.5	47.2	49.7
Net Interest Income	289.4	268.9	251.2	260.6	263.9	249.3	246.6	245.7
Provision for Credit Losses	(18.5)	(10.0)	(10.0)	(4.5)	3.0	—	—	3.0
Noninterest Expense	824.8	812.3	854.5	789.0	781.3	774.7	811.0	768.0
Provision for Income Taxes	111.1	118.6	142.2	119.3	101.8	99.7	88.8	88.1
Net Income	$239.3	$234.6	$269.2	$230.7	$244.0	$204.5	$181.9	$181.4
Preferred Stock Dividends	5.9	5.8	5.8	5.9	9.5	—	—	—
Net Income Applicable to Common Stock	$233.4	$228.8	$263.4	$224.8	$234.5	$204.5	$181.9	$181.4
PER COMMON SHARE
Net Income – Basic	$1.00	$0.97	$1.11	$0.95	$0.98	$0.85	$0.76	$0.75
– Diluted	0.99	0.96	1.10	0.94	0.98	0.84	0.75	0.75
AVERAGE BALANCE SHEET ASSETS
Cash and Due from Banks	$2,142.7	$2,683.5	$2,142.9	$1,573.4	$1,217.4	$2,783.0	$2,838.4	$2,806.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,490.3	1,080.4	1,041.9	1,033.7	1,045.8	923.1	554.1	530.3
Interest-Bearing Due from and Deposits with Banks(1)	14,709.6	15,828.1	16,920.6	15,263.1	16,458.7	16,288.3	17,294.6	17,062.5
Federal Reserve Deposits	17,708.1	12,721.3	14,992.1	14,504.0	17,020.9	15,914.3	13,266.4	12,702.5
Securities(2)	37,838.5	38,041.1	37,930.0	35,792.5	33,511.7	33,585.4	34,304.7	32,368.0
Loans and Leases	33,884.0	33,138.3	32,921.4	32,099.8	31,351.4	30,256.4	30,052.9	29,177.4
Allowance for Credit Losses Assigned to Loans and Leases	(242.0)	(256.0)	(260.0)	(265.9)	(267.1)	(273.4)	(276.8)	(277.8)
Other Assets	6,141.9	6,687.4	6,002.2	7,512.6	7,091.2	5,767.6	5,289.8	5,874.0
Total Assets	$113,673.1	$109,924.1	$111,691.1	$107,513.2	$107,430.0	$105,244.7	$103,324.1	$100,243.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand and Other Noninterest-Bearing	$26,009.2	$24,263.7	$25,558.4	$22,023.6	$21,732.7	$20,069.8	$18,832.3	$17,642.1
Savings and Money Market	14,998.5	15,168.4	15,705.4	15,361.0	15,051.2	15,019.0	14,828.6	14,713.8
Savings Certificates and Other Time	1,436.2	1,487.0	1,779.5	1,741.7	1,829.3	1,902.9	1,996.2	1,825.5
Non-U.S. Offices – Interest-Bearing	50,664.5	50,107.9	49,291.8	47,399.8	48,817.9	48,725.5	48,988.1	46,566.4
Total Deposits	93,108.4	91,027.0	92,335.1	86,526.1	87,431.1	85,717.2	84,645.2	80,747.8
Short-Term Borrowings	5,566.3	3,878.5	4,404.8	5,187.4	4,364.4	4,860.3	4,217.8	4,552.0
Senior Notes	1,497.3	1,497.2	1,497.1	1,497.0	1,496.9	1,496.8	1,661.6	1,996.6
Long-Term Debt	1,382.0	1,374.3	1,380.2	1,571.9	1,613.4	1,636.5	1,642.4	1,728.9
Floating Rate Capital Debt	277.3	277.3	277.3	277.2	277.2	277.2	277.2	277.1
Other Liabilities	3,138.3	3,159.3	3,188.7	3,980.9	3,747.8	2,971.2	2,932.7	3,014.7
Stockholders’ Equity	8,703.5	8,710.5	8,607.9	8,472.7	8,499.2	8,285.5	7,947.2	7,926.4
Total Liabilities and Stockholders’ Equity	$113,673.1	$109,924.1	$111,691.1	$107,513.2	$107,430.0	$105,244.7	$103,324.1	$100,243.5
ANALYSIS OF NET INTEREST INCOME
Earning Assets	$105,630.5	$100,809.2	$103,806.0	$98,693.1	$99,388.5	$96,967.5	$95,472.7	$91,840.7
Interest-Related Funds	75,822.1	73,790.6	74,336.1	73,036.0	73,450.3	73,918.2	73,611.9	71,660.3
Noninterest-Related Funds	$29,808.4	$27,018.6	$29,469.9	$25,657.1	$25,938.2	$23,049.3	$21,860.8	$20,180.4
Net Interest Income (Fully Taxable Equivalent)	296.0	275.0	257.6	266.8	270.9	256.2	253.4	254.4
Net Interest Margin (Fully Taxable Equivalent)	1.11%	1.08%	1.00%	1.10%	1.08%	1.05%	1.06%	1.12%
COMMON STOCK DIVIDEND AND MARKET PRICE
Dividends-Common Stock	$0.36	$0.36	$0.36	$0.33	$0.33	$0.33	$0.33	$0.31
Market Price Range – High	76.11	79.25	78.88	72.72	69.15	70.84	65.98	67.17
– Low	64.77	65.17	68.88	61.10	60.78	63.11	58.30	58.31
(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets as of December 31, 2014, and 2013.
Note: The common stock of the Corporation is traded on The NASDAQ Stock Market LLC under the symbol “NTRS”.

2015 Annual Report / Northern Trust Corporation	160

TABLE 130: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME
(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)

	2015			2014			2013
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)
AVERAGE EARNING ASSETS
Federal Funds Sold and Resell Agreements	$6.3	$1,162.6	0.54%	$3.5	$765.2	0.45%	$1.9	$415.5	0.46%
Interest-Bearing Due from and Deposits with Banks(1)	108.3	15,679.2	0.69	127.6	16,783.6	0.76	142.1	18,080.7	0.79
Federal Reserve Deposits	40.5	14,984.0	0.27	37.8	14,737.2	0.26	19.6	7,615.7	0.26

Securities
U.S. Government	56.0	4,985.5	1.12	31.2	2,892.7	1.08	18.3	1,625.8	1.12
Obligations of States and Political Subdivisions	7.4	113.2	6.58	11.1	165.8	6.69	18.0	281.0	6.40
Government Sponsored Agency	154.8	16,458.8	0.94	148.9	17,514.8	0.85	141.2	17,548.8	0.80
Other(2)	137.9	15,850.4	0.87	114.3	12,872.6	0.89	97.5	11,364.3	0.86

Total Securities	356.1	37,407.9	0.95	305.5	33,445.9	0.91	275.0	30,819.9	0.89

Loans and Leases(3)	738.1	33,016.1	2.24	741.9	30,215.6	2.46	749.4	28,696.5	2.61

Total Earning Assets	1,249.3	102,249.8	1.22	1,216.3	95,947.5	1.27	1,188.0	85,628.3	1.39

Allowance for Credit Losses Assigned to Loans and Leases	—	(255.9)	—	—	(273.7)	—	—	(289.9)	—
Cash and Due from Banks	—	2,138.7	—	—	2,401.4	—	—	2,950.4	—
Buildings and Equipment	—	442.5	—	—	448.7	—	—	459.0	—
Client Security Settlement Receivables	—	1,002.2	—	—	865.2	—	—	785.8	—
Goodwill	—	530.8	—	—	540.2		—	533.6
Other Assets	—	4,607.0	—	—	4,154.2	—	—	4,790.5	—

Total Assets	$—	$110,715.1	—%	$—	$104,083.5	—%	$—	$94,857.7	—%

AVERAGE SOURCE OF FUNDS
Deposits
Savings and Money Market	$9.7	$15,306.9	0.06%	$9.9	$14,904.4	0.07%	$9.7	$14,533.4	0.07%
Savings Certificates and Other Time	7.5	1,609.9	0.47	6.1	1,888.5	0.32	12.4	2,102.0	0.59
Non-U.S. Offices – Interest-Bearing	57.1	49,377.1	0.12	65.7	48,281.9	0.14	81.2	42,338.3	0.19

Total Interest-Bearing Deposits	74.3	66,293.9	0.11	81.7	65,074.8	0.13	103.3	58,973.7	0.18
Short-Term Borrowings	6.0	4,757.9	0.13	5.1	4,499.1	0.11	5.2	4,654.7	0.11
Senior Notes	46.8	1,497.2	3.13	54.7	1,661.2	3.29	74.4	2,247.0	3.31
Long-Term Debt	24.4	1,426.4	1.71	37.7	1,654.9	2.28	37.1	1,211.7	3.06
Floating Rate Capital Debt	2.4	277.3	0.86	2.2	277.2	0.81	2.4	277.1	0.85

Total Interest-Related Funds	153.9	74,252.7	0.21	181.4	73,167.2	0.25	222.4	67,364.2	0.33

Interest Rate Spread	—	—	1.01	—	—	1.02	—	—	1.06
Demand and Other Noninterest-Bearing Deposits	—	24,474.1	—	—	19,581.8	—	—	16,622.6	—
Other Liabilities	—	3,363.8	—	—	3,168.0	—	—	3,203.9	—
Stockholders’ Equity	—	8,624.5	—	—	8,166.5	—	—	7,667.0	—

Total Liabilities and Stockholders’ Equity	$—	$110,715.1	—%	$—	$104,083.5	—%	$—	$94,857.7	—%

Net Interest Income/Margin (FTE Adjusted)	$1,095.4	$—	1.07%	$1,034.9	$—	1.08%	$965.6	$—	1.13%

Net Interest Income/Margin (Unadjusted)	$1,070.1	$—	1.05%	$1,005.5	$—	1.05%	$933.1	$—	1.09%

Net Interest Income/Margin Components (FTE Adjusted)
U.S.	$842.5	$78,136.5	1.08%	$843.1	$71,803.1	1.17%	$814.9	$61,223.6	1.33%
Non-U.S.	252.9	24,113.3	1.05	191.8	24,144.4	0.79	150.7	24,404.7	0.62

Consolidated	$1,095.4	$102,249.8	1.07%	$1,034.9	$95,947.5	1.08%	$965.6	$85,628.3	1.13%

(1) Interest-Bearing Due from and Deposits with Banks includes interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets in our periodic filings with the SEC.
(2) Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments for purposes of presenting earning assets; such securities are presented in other assets on the consolidated balance sheets in our periodic filings with the SEC.
(3) Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(4) Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.6%. Total taxable equivalent interest adjustments amounted to $25.3 million in 2015, $29.4 million in 2014 and $32.5 million in 2013. Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

2015 Annual Report / Northern Trust Corporation	161

TABLE 131: CHANGES IN NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2015/2014 CHANGE DUE TO			2014/2013 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	TOTAL	AVERAGE BALANCE	RATE	TOTAL
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$1.8	$0.7	$2.5	$1.6	$—	$1.6
Time Deposits with Banks	(8.5)	(11.6)	(20.1)	(10.2)	(4.3)	(14.5)
Other Interest-Bearing	0.6	1.5	2.1	18.5	(0.3)	18.2
Securities
U.S. Government	22.8	1.2	24.0	14.2	(1.3)	12.9
Obligations of States and Political Subdivisions	(3.5)	(0.2)	(3.7)	(7.4)	0.5	(6.9)
Government Sponsored Agency	(9.1)	15.7	6.6	(0.3)	8.0	7.7
Other	26.7	(2.6)	24.1	13.0	3.8	16.8
Loans and Leases	49.8	(52.3)	(2.5)	114.0	(121.5)	(7.5)

Total	$80.6	$(47.6)	$33.0	$143.4	$(115.1)	$28.3

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$0.3	$(1.5)	$(1.2)	$0.3	$(0.1)	$0.2
Savings Certificates and Other Time	(0.9)	2.9	2.0	(1.3)	(5.0)	(6.3)
Non-U.S. Offices Time	1.4	(10.0)	(8.6)	11.3	(26.8)	(15.5)
Short-Term Borrowings	0.3	0.9	1.2	(0.2)	0.1	(0.1)
Senior Notes	(5.2)	(2.8)	(8.0)	(19.4)	(0.3)	(19.7)
Subordinated Notes
Long-Term Debt	6.7	(19.7)	(13.0)	28.4	(27.8)	0.6
Floating Rate Capital Debt	—	0.1	0.1	—	(0.2)	(0.2)

Total	$2.6	$(30.1)	$(27.5)	$19.1	$(60.1)	$(41.0)

Increase (Decrease) in Net Interest Income	$78.0	$(17.5)	$60.5	$124.3	$(55.0)	$69.3

Note: Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

2015 Annual Report / Northern Trust Corporation	162

Investment Securities Portfolio

TABLE 132: REMAINING MATURITY AND AVERAGE YIELD OF SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	December 31, 2015
	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Securities Held to Maturity
U.S. Government	$26.0	0.42%	$—	—%	$—	—%	$—	—%	5 mos.
Obligations of States and Political Subdivisions	21.6	4.53	66.1	4.69	1.5	5.47	—	—	26 mos.
Government Sponsored Agency	2.1	3.07	2.2	3.42	1.4	5.06	4.2	5.05	102 mos.
Other – Fixed	1,859.1	0.63	2,174.6	0.80	12.0	2.10	49.3	2.63	21 mos.
– Floating	—	—	1,028.2	2.13	—	—	—	—	34 mos.

Total Securities Held to Maturity	$1,908.8	0.67%	$3,271.1	1.30%	$14.9	2.73%	$53.5	2.82%	24 mos.

Securities Available for Sale
U.S. Government	$1,798.6	0.74%	$4,279.8	1.30%	$99.9	1.82%	$—	—%	29 mos.
Obligations of States and Political Subdivisions	—	—	36.4	1.36	—	—	—	—	36 mos.
Government Sponsored Agency	4,310.6	1.03	7,553.1	0.94	3,341.0	0.94	1,162.1	1.39	48 mos.
Asset-Backed – Fixed	1,018.4	0.85	555.5	1.43	—	—	—	—	13 mos.
Asset-Backed – Floating	492.3	0.68	799.1	0.74	9.2	1.05	—	—	16 mos.
Auction Rate Securities	0.2	0.28	0.6	1.07	0.8	0.51	15.5	1.74	77 mos.
Other – Fixed	1,433.0	1.52	3,353.0	1.46	446.6	1.80	—	—	26 mos.
– Floating	279.5	0.62	1,199.5	0.72	125.6	0.69	7.6	0.86	32 mos.

Total Securities Available for Sale	$9,332.6	1.00%	$17,777.0	1.12%	$4,023.1	1.05%	$1,185.2	1.39%	37 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

As of December 31, 2015, Northern Trust had no holdings of the securities of any single issuer greater than 10% of stockholders’ equity, except for U.S. government, government agencies, government corporations and government-sponsored agencies. See Note 4, “Securities,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” for more information on securities.

2015 Annual Report / Northern Trust Corporation	163

Loans and Leases Portfolio

TABLE 133: REMAINING MATURITY OF SELECTED LOANS AND LEASES

	December 31, 2015
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	OVER FIVE YEARS
U.S. (Excluding Residential Real Estate and Private Client Loans):
Commercial and Institutional	$9,431.5	$6,535.0	$1,681.6	$1,214.9
Commercial Real Estate	3,848.8	569.1	2,085.1	1,194.6
Lease Financing, net	544.4	64.0	177.2	303.2
Other-Commercial	194.1	134.8	34.2	25.1
Other-Personal	37.3	1.6	4.0	31.7

Total U.S.	$14,056.1	$7,304.5	$3,982.1	$2,769.5

Non-U.S.	$1,137.7	$962.2	$161.5	$14.0
Total Selected Loans and Leases	$15,193.8	$8,266.7	$4,143.6	$2,783.5
Interest Rate Sensitivity of Loans and Leases:
Fixed Rate	$10,169.6	$7,059.8	$1,885.2	$1,224.6
Variable Rate	5,024.2	1,231.4	2,262.5	1,530.3

Total	$15,193.8	$8,291.2	$4,147.7	$2,754.9

TABLE 134: DISTRIBUTION OF NON-U.S. LOANS BY TYPE

	DECEMBER 31,
(In Millions)	2015	2014	2013	2012	2011
Commercial	$335.2	$154.0	$497.0	$498.0	$335.9
Non-U.S. Governments and Official Institutions	—	—	250.1	252.4	197.8
Banks	8.5	—	10.4	9.9	13.3
Other	794.0	1,376.6	197.2	432.0	510.5

Total	$1,137.7	$1,530.6	$954.7	$1,192.3	$1,057.5

Note: Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

TABLE 135: ALLOWANCE FOR CREDIT LOSSES RELATING TO NON-U.S. OPERATIONS

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In Millions)	2015	2014	2013	2012	2011
Balance at Beginning of Year	$3.3	$2.1	$3.4	$4.7	$3.8
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	(3.3)	1.2	(1.3)	(1.3)	0.9

Balance at End of Year	$—	$3.3	$2.1	$3.4	$4.7

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

2015 Annual Report / Northern Trust Corporation	164

Summary of Loans and Leases Loss Experience

TABLE 136: ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in Millions)	2015	2014	2013	2012	2011
Balance at Beginning of Year	$295.9	$307.9	$327.6	$328.9	$357.3
Charge-Offs
Commercial
Commercial and Institutional	9.2	5.4	5.0	5.5	22.0
Commercial Real Estate	3.9	7.5	11.7	14.4	34.3

Total Commercial	13.1	12.9	16.7	19.9	56.3

Personal
Residential Real Estate	16.7	21.2	37.0	40.3	55.0
Private Client	0.9	2.0	5.5	2.8	5.0
Other	—	—	0.1	—	—

Total Personal	17.6	23.2	42.6	43.1	60.0

Total Charge-Offs	30.7	36.1	59.3	63.0	116.3

Recoveries
Commercial
Commercial and Institutional	1.7	1.3	3.6	3.1	15.0
Commercial Real Estate	3.8	9.8	5.0	14.5	6.5
Lease Financing, net	—	—	—	2.7	—

Total Commercial	5.5	11.1	8.6	20.3	21.5

Personal
Residential Real Estate	4.5	5.6	9.4	9.8	7.8
Private Client	1.2	1.4	1.6	6.6	3.6

Total Personal	5.7	7.0	11.0	16.4	11.4

Total Recoveries	11.2	18.1	19.6	36.7	32.9

Net Charge-Offs	19.5	18.0	39.7	26.3	83.4
Provision for Credit Losses	(43.0)	6.0	20.0	25.0	55.0
Effect of Foreign Exchange Rates	(0.1)	—	—	—	—
Net Change in Allowance	(62.6)	(12.0)	(19.7)	(1.3)	(28.4)

Balance at End of Year	233.3	295.9	307.9	327.6	328.9

Allowance Assigned To:
Loans and Leases	193.8	267.0	$278.1	$297.9	$294.8
Undrawn Commitments and Standby Letters of Credit	39.5	28.9	29.8	29.7	34.1

Total Allowance for Credit Losses	233.3	295.9	$307.9	$327.6	$328.9

Loans and Leases at Year-End	33,180.9	31,640.2	$29,385.5	$29,504.5	$29,063.9
Average Total Loans and Leases	33,016.1	30,215.6	$28,696.5	$28,975.7	$28,346.7
As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	0.06%	0.06%	0.14%	0.09%	0.29%
Provision for Credit Losses	(0.13)	0.02	0.07	0.08	0.19
Allowance at Year-End Assigned to Loans and Leases	0.58	0.84	0.95	1.01	1.01
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	0.06%	0.06%	0.14%	0.09%	0.29%
Allowance at Year-End Assigned to Loans and Leases	0.59	0.88	0.97	1.03	1.04

2015 Annual Report / Northern Trust Corporation	165

Deposits

TABLE 137: AVERAGE DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2015	2014	2013
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$20,684.9	$17,816.4	$12,816.4
Correspondent Banks	59.8	78.9	71.6
Other Noninterest-Bearing	124.6	111.6	161.7

Total Demand and Noninterest-Bearing	20,869.3	18,006.9	13,049.7

Interest-Bearing
Savings and Money Market	15,306.9	14,904.4	14,533.4
Savings Certificates less than $100,000	175.9	209.1	252.5
Savings Certificates $100,000 and more	669.9	767.6	968.4
Other	764.1	911.8	881.1

Total Interest-Bearing	16,916.8	16,792.9	16,635.4

Total U.S. Offices	37,786.1	34,799.8	29,685.1
Non-U.S. Offices
Noninterest-Bearing	3,604.8	1,574.9	3,572.9
Interest-Bearing	49,377.1	48,281.9	42,338.3

Total Non-U.S. Offices	52,981.9	49,856.8	45,911.2

Total Deposits	$90,768.0	$84,656.6	$75,596.3

TABLE 138: DISTRIBUTION OF NON-U.S. DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2015	2014	2013
Commercial	$50,965.8	$43,466.6	$43,638.1
Non-U.S. Governments and Official Institutions	5,464.3	6,094.6	6,370.5
Banks	489.5	678.5	306.0
Other Time	18.2	21.9	26.4
Other Demand	3.9	6.6	2.5

Total	$56,941.7	$50,268.2	$50,343.5

TABLE 139: REMAINING MATURITY OF TIME DEPOSITS $100,000 OR MORE

	DECEMBER 31, 2015
	U.S. OFFICES		NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME
3 Months or Less	$378.6	$—	$9,225.8
Over 3 through 6 Months	259.7	—	93.2
Over 6 through 12 Months	424.3	—	5.6
Over 12 Months	219.9	—	1.7

Total	$1,282.5	$—	$9,326.3

2015 Annual Report / Northern Trust Corporation	166

TABLE 140: AVERAGE RATES PAID ON INTEREST-RELATED DEPOSITS BY TYPE

	DECEMBER 31,
Interest-Related Deposits – U.S. Offices	2015	2014	2013
Savings and Money Market	0.06%	0.07%	0.07%
Savings Certificates less than $100,000	0.19	0.28	0.56
Savings Certificates $100,000 and more	0.38	0.46	0.73
Other Time	0.63	0.25	0.44
Total U.S. Offices Interest-Related Deposits	0.10	0.10	0.13
Total Non-U.S. Offices Interest-Related Deposits	0.12	0.14	0.19
Total Interest-Related Deposits	0.11%	0.13%	0.18%

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 141: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2015	2014	2013	2012	2011
Total Assets	$29,411.2	$28,072.8	$29,315.6	$29,237.4	$29,201.2
Time Deposits with Banks	13,712.9	16,106.9	17,785.5	18,580.4	16,906.5
Loans	1,759.4	1,490.2	1,164.0	1,091.1	1,301.7
Customers’ Acceptance Liability	—	—	0.5	0.7	0.3
Non-U.S. Investments	8,590.8	6,446.5	5,334.1	4,470.4	5,370.2
Total Liabilities	54,521.0	52,123.3	48,144.4	43,436.7	45,757.5
Deposits	52,981.2	49,854.7	45,865.7	41,160.9	43,370.3
Liability on Acceptances	—	—	0.5	0.7	0.3

TABLE 142: PERCENT OF NON-U.S.-RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

	2015	2014	2013	2012	2011
Assets	27%	27%	31%	31%	32%
Liabilities	49%	50%	51%	47%	50%

NON-U.S. OUTSTANDINGS
As used in this discussion and the following table, non-U.S. outstandings are cross-border outstandings as defined by the SEC. They consist of loans, acceptances, interest-bearing deposits with financial institutions, accrued interest and other monetary assets. Not included are letters of credit, loan commitments, and non-U.S. office local currency claims on residents. Non-U.S. outstandings related to a country are net of guarantees given by third parties resident outside the country and the value of tangible, liquid collateral held outside the country. However, transactions with branches of non-U.S. banks are included in these outstandings and are classified according to the country location of the non-U.S. bank’s head office.
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

2015 Annual Report / Northern Trust Corporation	167

The following table provides information on non-U.S. outstandings by country that exceed 1.00% of Northern Trust’s assets.

TABLE 143: NON-U.S. OUTSTANDINGS

(In Millions)	BANKS	COMMERCIAL AND OTHER	TOTAL
AT DECEMBER 31, 2015
Canada	$2,293	$277	$2,570
Japan	2,290	—	2,290
United Kingdom	428	764	1,192

AT DECEMBER 31, 2014
Canada	$2,209	$304	$2,513
Australia	878	1,076	1,954
Singapore	1,180	59	1,239
Netherlands	575	658	1,233
Germany	950	165	1,115

AT DECEMBER 31, 2013
Canada	$2,779	$322	$3,101
Singapore	1,992	13	2,005
Australia	1,347	126	1,473

Countries whose aggregate outstandings totaled between 0.75% and 1.00% of total assets were as follows: Germany with aggregate outstandings of $1.1 billion, Singapore with aggregate outstandings of $1.1 billion, Sweden with aggregate outstandings of $1.1 billion, France with aggregate outstandings of $1.0 billion, Switzerland with aggregate outstandings of $976 million, Australia with aggregate outstandings of $962 million, Netherlands with aggregate outstandings of $943 million, and Finland with aggregate outstandings of $925 million at December 31, 2015; Switzerland with aggregate outstandings of $879 million and Japan with aggregate outstandings of $859 million at December 31, 2014; and France with aggregate outstandings of $820 million at December 31, 2013.

TABLE 144: PURCHASED FUNDS

Federal Funds Purchased
(Overnight Borrowings)

	DECEMBER 31,
(In Millions)	2015	2014	2013
Balance on December 31	$351.5	$932.9	$965.1
Highest Month-End Balance	982.2	3,371.7	2,547.5
Year – Average Balance	823.6	1,892.2	2,255.5
– Average Rate	0.08%	0.07%	0.07%
Average Rate at Year-End	0.05%	0.01%	0.01%

Securities Sold under Agreements to Repurchase

	DECEMBER 31,
(In Millions)	2015	2014	2013
Balance on December 31	$546.6	$885.1	$917.3
Highest Month-End Balance	802.4	1,038.1	917.3
Year – Average Balance	649.5	989.6	594.3
– Average Rate	0.05%	0.04%	0.07%
Average Rate at Year-End	0.36%	0.13%	0.01%

2015 Annual Report / Northern Trust Corporation	168

Other Borrowings
(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

	DECEMBER 31,
(In Millions)	2015	2014	2013
Balance on December 31	$4,055.1	$1,685.2	$1,558.6
Highest Month-End Balance	4,123.2	2,307.8	2,065.3
Year – Average Balance	3,284.9	1,617.3	1,804.9
– Average Rate	0.15%	0.21%	0.19%
Average Rate at Year-End	0.16%	0.07%	0.40%

Total Purchased Funds

	DECEMBER 31,
(In Millions)	2015	2014	2013
Balance on December 31	$4,953.2	$3,503.2	$3,441.0
Year – Average Balance	4,757.9	4,499.1	4,654.7
– Average Rate	0.13%	0.11%	0.11%

2015 Annual Report / Northern Trust Corporation	169

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of December 31, 2015, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2015, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2015, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015.

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

2015 Annual Report / Northern Trust Corporation	170

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF NORTHERN TRUST CORPORATION:
We have audited Northern Trust Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Northern Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Northern Trust Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Northern Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northern Trust Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

CHICAGO, ILLINOIS
FEBRUARY 29, 2016

2015 Annual Report / Northern Trust Corporation	171

ITEM 9B – OTHER INFORMATION
Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders: “Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Committee Composition.”

ITEM 11 – EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

2015 Annual Report / Northern Trust Corporation	172

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15(a)(1) AND (2) – NORTHERN TRUST CORPORATION AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements of the Corporation and its Subsidiaries included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Income - Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
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

2015 Annual Report / Northern Trust Corporation	173

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016

Northern Trust Corporation

(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Frederick H. Waddell	Chairman and Chief Executive Officer (Principal Executive Officer)
Frederick H. Waddell

/s/ S. Biff Bowman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
S. Biff Bowman

/s/ Jane B. Karpinski	Senior Vice President and Controller (Principal Accounting Officer)
Jane B. Karpinski

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Dipak C. Jain	Director
Dipak C. Jain

/s/ Jose Luis Prado	Director
Jose Luis Prado

/s/ Thomas E. Richards	Director
Thomas E. Richards

2015 Annual Report / Northern Trust Corporation	174

/s/ John W. Rowe	Director
John W. Rowe

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 29, 2016

2015 Annual Report / Northern Trust Corporation	175

EXHIBIT INDEX

Exhibit Number	Description

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

3.3	By-laws of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 20, 2015).

4.1
Deposit Agreement, dated August 5, 2014, among Northern Trust Corporation, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed August 5, 2014).

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

(ii)**
Amendment Number Two, dated August 6, 2015 and effective January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

2015 Annual Report / Northern Trust Corporation	176

Exhibit Number	Description

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

(i)**	Form of 2010 Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(9) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(ii)**	Form of 2011 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(iii)**
Form of 2012 Executive Stock Option Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(iv)**
Form of 2012 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.7**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2012).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	Form of New Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iv)**
Form of 2012 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(v)**	Form of 2012 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(vi)**
Form of 2013 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

2015 Annual Report / Northern Trust Corporation	177

Exhibit Number	Description
(vii)**
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

(xi)**
Form of 2014 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(xii)**	Form of 2014 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(xiii)**
Form of 2014 Stock Unit Award Terms and Conditions (Alternate Vesting) (incorporated herein by reference to Exhibit 10.7(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(xiv)**	Terms and Conditions of 2016 Equity Awards under the Northern Trust Corporation 2012 Stock Plan.

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

2015 Annual Report / Northern Trust Corporation	178

Exhibit Number	Description
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

(ii)**
Amendment Number One to the 2012 Long Term Cash Incentive Plan, dated as of January 20, 2015 (incorporated herein by reference to Exhibit 10.14(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

** Indicates a management contract or a compensatory plan or agreement.

2015 Annual Report / Northern Trust Corporation	179