Form 10-Q
period 2016-03-31
NORTHERN TRUST CORP
filed 2016-04-28
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
228,163,712 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on March 31, 2016)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	22
Consolidated Balance Sheets	22
Consolidated Statements of Income	23
Consolidated Statements of Comprehensive Income	23
Consolidated Statements of Changes in Stockholders’ Equity	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26
Item 4: Controls and Procedures	68

Part II – Other Information
Item 1: Legal Proceedings	68
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 6: Exhibits	68

Signatures	69

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended March 31,
CONDENSED INCOME STATEMENTS (In Millions)	2016	2015	% Change (1)
Noninterest Income	$882.2	$873.9	1%
Net Interest Income	307.8	260.6	18
Provision for Credit Losses	2.0	(4.5)	N/M
Noninterest Expense	828.8	789.0	5
Income before Income Taxes	359.2	350.0	3
Provision for Income Taxes	117.4	119.3	(2)
Net Income	$241.8	$230.7	5%

PER COMMON SHARE
Net Income — Basic	$1.01	$0.95	6%
— Diluted	1.01	0.94	7
Cash Dividends Declared Per Common Share	0.36	0.33	9
Book Value — End of Period (EOP)	37.01	35.22	5
Market Price — EOP	65.17	69.65	(6)

SELECTED BALANCE SHEET DATA (In Millions)
	March 31, 2016	December 31, 2015	% Change (1)
End of Period:
Assets	$117,798.8	$116,749.6	1%
Earning Assets	107,589.2	106,848.9	1
Deposits	97,659.6	96,868.9	1
Stockholders’ Equity	8,832.8	8,705.9	1

	Three Months Ended March 31,
	2016	2015	% Change (1)
Average Balances:
Assets	$113,417.1	$107,513.2	5%
Earning Assets	104,625.6	98,693.1	6
Deposits	92,476.3	86,526.1	7
Stockholders’ Equity	8,691.2	8,472.7	3

CLIENT ASSETS (In Billions)	March 31, 2016	December 31, 2015	% Change (1)
Assets Under Custody/Administration (2)	$7,926.4	$7,797.0	2%
Assets Under Custody	6,211.4	$6,072.1	2
Assets Under Management	900.0	875.3	3

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended March 31,
	2016	2015	% Change (1)
Financial Ratios:
Return on Average Common Equity	11.43%	11.28%	1%
Return on Average Assets	0.86	0.87	(1)
Dividend Payout Ratio	35.7	35.1	2
Net Interest Margin (2)	1.21	1.10	10

	March 31, 2016		December 31, 2015
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	11.6%	10.6%	11.9%	10.8%
Tier 1	12.1	11.1	12.5	11.4
Total	13.6	12.8	14.2	13.2
Tier 1 Leverage	7.4	7.4	7.5	7.5
Supplementary Leverage (3)	6.1	N/A	6.2	N/A

The Northern Trust Company
Common Equity Tier 1	11.5%	10.4%	11.6%	10.4%
Tier 1	11.5	10.4	11.6	10.4
Total	13.2	12.2	13.1	12.0
Tier 1 Leverage	6.9	6.9	6.7	6.7
Supplementary Leverage (3)	6.0	N/A	5.6	N/A

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)
Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 19.

(3)	Effective January 1, 2018, Northern Trust will be subject to a minimum supplementary leverage ratio of 3 percent.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS
General
Northern Trust Corporation (the Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the term “Northern Trust,” “we,” “us,” “our” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.
The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
Overview
Net income per diluted common share was $1.01 in the current quarter, up from $0.94 in the first quarter of 2015. Net income was $241.8 million in the current quarter as compared to $230.7 million in the prior-year quarter. Annualized return on average common equity in the current quarter was 11.4%, up from 11.3% in the prior-year quarter. The annualized return on average assets was 0.9% in both the current and prior-year quarters.
Revenue of $1.19 billion was up $55.5 million, or 5%, from $1.13 billion in the prior-year quarter, primarily reflecting higher net interest income and trust, investment and other servicing fees, partially offset by lower foreign exchange trading income. Noninterest income increased $8.3 million, or 1%, to $882.2 million from $873.9 million in the prior-year quarter.
Net interest income increased 18% to $307.8 million in the current quarter as compared to $260.6 million in the prior-year quarter, due to growth in earning assets and a higher net interest margin.
The provision for credit losses was $2.0 million in the current quarter, as compared to a provision credit of $4.5 million in the prior-year quarter.
Noninterest expense totaled $828.8 million, up $39.8 million, or 5%, from $789.0 million in the prior-year quarter, attributable to higher compensation and outside services expenses.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Trust, Investment and Other Servicing Fees	$748.2	$727.5	$20.7	3%
Foreign Exchange Trading Income	60.5	71.6	(11.1)	(15)
Treasury Management Fees	16.2	16.3	(0.1)	(1)
Security Commissions and Trading Income	18.9	19.8	(0.9)	(4)
Other Operating Income	38.1	38.6	(0.5)	(1)
Investment Security Gains, net	0.3	0.1	0.2	134
Total Noninterest Income	$882.2	$873.9	$8.3	1%
Trust, investment and other servicing fees are based primarily on: the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market-value-based fees are calculated on asset values that are a month or quarter in arrears. For a further discussion of trust, investment and other servicing fees and how they are derived, refer to the “Reporting Segments” section.

Assets under custody/administration (AUC/A), and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. At March 31, 2016, AUC/A were $7.93 trillion, up $129.4 billion, or 2%, from $7.80 trillion at December 31, 2015.
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 2: Assets Under Custody

Assets Under Custody	March 31, 2016	December 31, 2015	March 31, 2015	Change Q1-16/Q4-15	Change Q1-16/Q1-15
($ In Billions)
Corporate & Institutional	$5,700.3	$5,565.8	$5,566.2	2%	2%
Wealth Management	511.1	506.3	524.6	1	(3)
Total Assets Under Custody	$6,211.4	$6,072.1	$6,090.8	2%	2%
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 3: Allocations of Assets Under Custody

	March 31, 2016			December 31, 2015			March 31, 2015
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	43%	54%	43%	44%	54%	44%	45%	55%	46%
Fixed Income	39	23	38	38	24	37	37	23	35
Cash and Other Assets	18	23	19	18	22	19	18	22	19
The $120.6 billion increase in consolidated assets under custody from $6.09 trillion at March 31, 2015, to $6.21 trillion as of March 31, 2016, primarily reflected new business, partially offset by the unfavorable impact of equity markets and lower securities lending collateral.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents Northern Trust’s assets under management by reporting segment.
Table 4: Assets Under Management

Assets Under Management	March 31, 2016	December 31, 2015	March 31, 2015	Change Q1-16/Q4-15	Change Q1-16/Q1-15
($ In Billions)
Corporate & Institutional	$669.9	$648.0	$727.0	3%	(8)%
Wealth Management	230.1	227.3	233.1	1	(1)
Total Assets Under Management	$900.0	$875.3	$960.1	3%	(6)%
The following table presents Northern Trust’s assets under management by investment type.
Table 5: Assets Under Management by Investment Type

($ In Billions)	March 31, 2016	December 31, 2015	March 31, 2015
Equities	$453.5	$446.6	$495.8
Fixed Income	148.5	147.1	168.0
Cash and Other Assets	192.0	177.7	173.1
Securities Lending Collateral	106.0	103.9	123.2
Total Assets Under Management	$900.0	$875.3	$960.1
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 6: Allocations of Assets Under Management

	March 31, 2016			December 31, 2015			March 31, 2015
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	52%	46%	50%	53%	46%	51%	53%	46%	52%
Fixed Income	12	29	17	13	28	17	14	28	17
Securities Lending Collateral	16	—	12	16	—	12	17	—	13
Cash and Other Assets	20	25	21	18	26	20	16	26	18
The 6% decrease in consolidated assets under management from $960.1 billion at March 31, 2015, to $900.0 billion as of March 31, 2016, primarily reflected lower equity assets due to outflows from certain sovereign wealth fund clients and unfavorable global equity markets, as well as lower fixed income assets due to the loss of one passive mandate from a non-U.S. institutional client.
Changes in assets under custody and under management are in comparison to the twelve-month decrease in the S&P 500 index of 0.4% and in the MSCI EAFE index (USD) of 10.7%.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents activity in consolidated assets under management by investment type during the three months ended March 31, 2016.

Table 7: Activity in Consolidated Assets Under Management by Investment Type

($ In Billions)
Balance as of December 31, 2015	$875.3
Inflows by Investment Type
Equity	29.4
Fixed Income	11.4
Cash & Other Assets	94.6
Securities Lending Collateral	20.4

Total Inflows	155.8

Outflows by Investment Type
Equity	(28.1)
Fixed Income	(10.2)
Cash & Other Assets	(80.3)
Securities Lending Collateral	(18.2)

Total Outflows	(136.8)

Net Inflows	19.0

Market Performance, Currency & Other	5.7

Balance as of March 31, 2016	$900.0
Foreign exchange trading income totaled $60.5 million in the current quarter, down $11.1 million, or 15%, compared to $71.6 million in the prior-year quarter. The decrease generally reflected lower client volumes as compared to the prior-year quarter.
Security commissions and trading income totaled $18.9 million, down 4% compared with $19.8 million in the prior-year quarter. The decrease was primarily attributable to lower income from transition management, interest rate protection products and core brokerage revenue, partially offset by increased referral fees.

Other operating income totaled $38.1 million, down 1% compared to $38.6 million in the prior-year quarter, reflecting a decrease in loan service fees, partially offset by an increase in bank service fees and other income. Included in current quarter other income is a $2.3 million net gain in the current quarter related to the decision to exit a portion of a non-strategic loan and lease portfolio. The components of other operating income are provided below.
Table 8: Other Operating Income

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Loan Service Fees	$13.4	$14.9	$(1.5)	(11)%
Banking Service Fees	12.4	11.9	0.5	5
Other Income	12.3	11.8	0.5	5
Total Other Operating Income	$38.1	$38.6	$(0.5)	(1)%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 9: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	First Quarter
	2016			2015
($ In Millions)	Interest	Average Balance	Rate (4)	Interest	Average Balance	Rate (4)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$3.2	$1,593.7	0.82%	$1.2	$1,033.7	0.45%
Interest-Bearing Due from and Deposits with Banks (1)	23.7	14,545.0	0.66	26.6	15,263.1	0.71
Federal Reserve Deposits	19.8	15,690.2	0.51	9.2	14,504.0	0.26
Securities
U.S. Government	19.3	6,500.5	1.19	12.7	4,580.0	1.13
Obligations of States and Political Subdivisions	1.8	189.1	3.77	2.1	121.6	6.75
Government Sponsored Agency	48.8	16,764.2	1.17	37.4	16,511.9	0.92
Other (2)	38.9	15,349.5	1.02	30.4	14,579.0	0.85
Total Securities	108.8	38,803.3	1.13	82.6	35,792.5	0.94
Loans and Leases (3)	202.7	33,993.4	2.40	185.4	32,099.8	2.34
Total Earning Assets	358.2	104,625.6	1.38	305.0	98,693.1	1.25
Allowance for Credit Losses Assigned to Loans and Leases	—	(193.5)	—	—	(265.9)	—
Cash and Due from Banks	—	2,184.2	—	—	1,573.4	—
Buildings and Equipment	—	445.9	—	—	446.9	—
Client Security Settlement Receivables	—	1,190.5	—	—	959.7	—
Goodwill	—	523.1	—	—	529.7	—
Other Assets	—	4,641.3	—	—	5,576.3	—
Total Assets	$—	$113,417.1	—%	$—	$107,513.2	—%
Average Source of Funds
Deposits
Savings and Money Market	$2.9	$15,367.3	0.07%	$2.4	$15,361.0	0.06%
Savings Certificates and Other Time	2.0	1,459.6	0.54	1.2	1,741.7	0.28
Non-U.S. Offices — Interest-Bearing	17.3	49,434.9	0.14	13.1	47,399.8	0.11
Total Interest-Bearing Deposits	22.2	66,261.8	0.13	16.7	64,502.5	0.10
Short-Term Borrowings	3.4	5,584.1	0.25	1.5	5,187.4	0.12
Senior Notes	11.7	1,497.4	3.15	11.6	1,497.0	3.17
Long-Term Debt	6.1	1,399.3	1.75	7.8	1,571.9	2.02
Floating Rate Capital Debt	0.8	277.3	1.15	0.6	277.2	0.82
Total Interest-Related Funds	44.2	75,019.9	0.24	38.2	73,036.0	0.21
Interest Rate Spread	—	—	1.14	—	—	1.04
Demand and Other Noninterest-Bearing Deposits	—	26,214.5	—	—	22,023.6	—
Other Liabilities	—	3,491.5	—	—	3,980.9	—
Stockholders’ Equity	—	8,691.2	—	—	8,472.7	—
Total Liabilities and Stockholders’ Equity	$—	$113,417.1	—%	$—	$107,513.2	—%
Net Interest Income/Margin (FTE Adjusted)	$314.0	$—	1.21%	$266.8	$—	1.10%
Net Interest Income/Margin (Unadjusted)	$307.8	$—	1.18%	$260.6	$—	1.07%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended March 31, 2016/2015
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$19.5	$33.7	$53.2
Interest-Related Funds	0.9	5.1	6.0
Net Interest Income (FTE)	$18.6	$28.6	$47.2

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of March 31, 2016 and 2015.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7% and 37.4% for the three months ended March 31, 2016 and 2015, respectively. Total taxable equivalent interest adjustments amounted to $6.2 million for the three months ended March 31, 2016 and 2015.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $314.0 million, up $47.2 million, or 18%, compared to $266.8 million in the prior-year quarter. The increase was primarily the result of growth in average earning assets and a higher net interest margin. Average earning assets for the current quarter averaged $104.6 billion, up $5.9 billion, or 6%, from $98.7 billion in the prior-year quarter, primarily resulting from higher levels of securities and loans.
The net interest margin on an FTE basis increased to 1.21% in the current quarter from 1.10% in the prior-year quarter, primarily reflecting higher yields on earning assets.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis (a non-GAAP financial measure) is provided on page 19.
Federal Reserve deposits averaged $15.7 billion, up $1.2 billion, or 8%, from $14.5 billion in the prior-year quarter. Average securities were $38.8 billion, up $3.0 billion, or 8%, from $35.8 billion in the prior-year quarter and include Federal Home Loan Bank, certain community development investments and Federal Reserve stock of $200.0 million, $168.4 million and $53.1 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $34.0 billion, up $1.9 billion, or 6%, from $32.1 billion in the prior-year quarter, primarily reflecting higher levels of private client loans, commercial and institutional loans, and commercial real estate loans, partially offset by reductions in residential real estate loans. Private client loans averaged $9.1 billion, up $1.6 billion, or 22%, from $7.5 billion for the prior-year quarter. Commercial and institutional loans averaged $9.9 billion, up $1.1 billion, or 13%, from $8.8 billion for the prior-year quarter. Commercial real estate loans averaged $3.9 billion, up $470.8 million, or 14%, from $3.4 billion for the prior-year quarter. Residential real estate loans averaged $8.8 billion, down $887.4 million, or 9.2%, from $9.6 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $66.3 billion, compared to $64.5 billion in the prior-year quarter, an increase of $1.8 billion, or 3%. Other interest-bearing funds averaged $8.8 billion, an increase of $224.7 million, from $8.5 billion in the prior-year quarter, attributable to increased short-term borrowings and long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

noninterest-related funds utilized to fund earning assets increased $3.9 billion, or 15%, to $29.6 billion from $25.7 billion in the prior-year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits.
Provision for Credit Losses
The provision for credit losses was $2.0 million in the current quarter, as compared to a credit provision of $4.5 million in the prior-year quarter. Net charge-offs in the current quarter were $2.7 million, resulting from charge-offs of $5.3 million and recoveries of $2.6 million. The prior-year quarter included $4.6 million of net charge-offs, resulting from $7.5 million of charge-offs and $2.9 million of recoveries. Nonperforming assets of $174.4 million decreased 24% from the prior-year quarter. Residential real estate loans and commercial loans accounted for 66% and 25%, respectively, of total nonperforming loans and leases at March 31, 2016. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 15.
Noninterest Expense
The components of noninterest expense are provided below.
Table 10: Noninterest Expense

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Compensation	$378.8	$354.3	$24.5	7%
Employee Benefits	70.6	72.9	(2.3)	(3)
Outside Services	149.9	135.1	14.8	11
Equipment and Software	114.2	110.3	3.9	3
Occupancy	40.9	43.0	(2.1)	(5)
Other Operating Expense	74.4	73.4	1.0	1
Total Noninterest Expense	$828.8	$789.0	$39.8	5%

Compensation expense, the largest component of noninterest expense, totaled $378.8 million in the current quarter, up $24.5 million, or 7%, from $354.3 million in the prior-year quarter. The increase primarily reflects higher staff levels, base pay adjustments, and performance-based compensation. Staff on a full-time equivalent basis at March 31, 2016, totaled approximately 16,300, up 5% from March 31, 2015.
Employee benefit expense totaled $70.6 million in the current quarter, down slightly, from $72.9 million in the prior-year quarter, reflecting lower pension expense.
Expense associated with outside services totaled $149.9 million in the current quarter, up $14.8 million, or 11%, from $135.1 million in the prior-year quarter, primarily reflecting increased technical services expense and higher consulting expense due to regulatory related spend.
Equipment and software expense totaled $114.2 million in the current quarter, up 3% from $110.3 million in the prior-year quarter, primarily reflecting increased software amortization.
Occupancy expense totaled $40.9 million, down $2.1 million, or 5%, from $43.0 million in the prior-year quarter, reflecting lower rent expense.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense totaled $74.4 million in the current quarter, up 1% from $73.4 million in the prior-year quarter. The components of other operating expense are provided below.
Table 11: Other Operating Expense

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Business Promotion	$29.6	$28.3	$1.3	4%
Staff Related	5.9	9.8	(3.9)	(40)
FDIC Insurance Premiums	6.3	5.8	0.5	9
Other Intangibles Amortization	2.1	4.6	(2.5)	(54)
Other Expenses	30.5	24.9	5.6	23
Total Other Operating Expense	$74.4	$73.4	$1.0	1%
The reduction in staff related expenses was driven by lower employee relocation costs. The reduction in other intangibles amortization expense was due to a reduction in the amount of intangible assets subject to amortization. The increase in other expenses reflected increases in various categories.
Provision for Income Taxes
Income tax expense was $117.4 million in the current quarter, representing an effective tax rate of 32.7%, compared to $119.3 million in the prior-year quarter, representing an effective tax rate of 34.1%.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three-month periods ended March 31, 2016 and 2015. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 12: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$433.4	$407.3	$314.8	$320.2	$—	$—	$748.2	$727.5
Foreign Exchange Trading Income	51.7	67.5	4.5	4.1	4.3	—	60.5	71.6
Other Noninterest Income	45.6	41.9	26.8	28.8	1.1	4.1	73.5	74.8
Net Interest Income*	138.4	96.0	158.5	138.3	17.1	32.5	314.0	266.8
Revenue*	669.1	612.7	504.6	491.4	22.5	36.6	1,196.2	1,140.7
Provision for Credit Losses	(3.2)	(2.2)	5.2	(2.3)	—	—	2.0	(4.5)
Noninterest Expense	475.3	434.9	326.9	321.9	26.6	32.2	828.8	789.0
Income before Income Taxes*	197.0	180.0	172.5	171.8	(4.1)	4.4	365.4	356.2
Provision for Income Taxes*	62.2	57.3	64.9	64.6	(3.5)	3.6	123.6	125.5
Net Income	$134.8	$122.7	$107.6	$107.2	$(0.6)	$0.8	$241.8	$230.7
Percentage of Consolidated Net Income	56%	53%	44%	47%	—%	—%	100%	100%
Average Assets	$75,372.9	$69,224.5	$26,237.8	$24,233.7	$11,806.4	$14,055.0	$113,417.1	$107,513.2
* Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.2 million for 2016 and 2015.

Corporate & Institutional Services
C&IS net income totaled $134.8 million in the current quarter compared to $122.7 million in the prior-year quarter, an increase of $12.1 million, or 10%. Noninterest income was $530.7 million in the current quarter, up $14.0 million, or 3%, from $516.7 million in the prior-year quarter, reflecting higher net interest income and trust, investment and other servicing fees, partially offset by lower foreign exchange trading income. The following table provides a summary of C&IS trust, investment and other servicing fees.
Table 13: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Custody and Fund Administration	$286.4	$277.1	$9.3	3%
Investment Management	89.1	76.4	12.7	17
Securities Lending	22.6	21.6	1.0	5
Other	35.3	32.2	3.1	10
Total C&IS Trust, Investment and Other Servicing Fees	$433.4	$407.3	$26.1	6%
Custody and fund administration fees, the largest component of C&IS fees, are driven primarily by values of client AUC/A, transaction volumes and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on quarter-end or month-end values, values at the beginning of each quarter or average values for a month or quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees, which are based generally on client assets under management, are based primarily on market values throughout a period.
Custody and fund administration fees increased $9.3 million, or 3%, driven by new business, partially offset by the unfavorable impact of equity markets and movements in foreign exchange rates. Investment management fees increased $12.7 million, or 17%, primarily due to lower money market mutual fund fee waivers. Money market mutual fund fee waivers in C&IS totaled $1.7

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

million in the current quarter compared to $15.2 million in the prior-year quarter. Securities lending increased 5% due to higher spreads, partially offset by lower volumes. Other fees increased 10%, primarily due to new business related to investment risk and analytical services and increased other ancillary services.
Foreign exchange trading income totaled $51.7 million in the current quarter, a decrease of $15.8 million, or 23%, from $67.5 million in the prior-year quarter. The decrease generally reflected lower client volumes as compared to the prior-year quarter.
Other noninterest income in C&IS totaled $45.6 million in the current quarter, up 9%, from $41.9 million in the prior-year quarter, primarily due to increases within various other income categories.
For the current quarter and the prior-year quarter, the presentation of average assets was changed to reflect a modification to the methodology by which assets are allocated among our reporting segments. For C&IS, this change in presentation resulted in an increase to average assets and a reduction in the net interest margin.
Net interest income stated on an FTE basis was $138.4 million in the current quarter, up $42.4 million, or 44%, from $96.0 million in the prior-year quarter. The increase in net interest income was attributable to an increase in the net interest margin and higher levels of average earning assets. The net interest margin increased to 0.81% from 0.63% in the prior-year quarter while average earning assets totaled $68.4 billion, an increase of $6.3 billion, or 10%, from $62.1 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $43.1 billion in the current quarter, up slightly from $42.6 billion in the prior-year quarter.
The provision for credit losses was a credit of $3.2 million in the current quarter, compared with a credit provision of $2.2 million in the prior-year quarter, reflecting continued improvement in credit quality.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $475.3 million in the current quarter, up $40.4 million, or 9%, from $434.9 million in the prior-year quarter. The increase was primarily attributable to higher indirect expense allocations and compensation expense in the current quarter.
Wealth Management
Wealth Management net income was $107.6 million in the current quarter, up slightly from $107.2 million in the prior-year quarter. Noninterest income was $346.1 million, down $7 million, or 2%, from $353.1 million in the prior-year quarter, primarily reflecting lower trust, investment and other servicing fees and security commissions and trading income. Trust, investment and other servicing fees in Wealth Management totaled $314.8 million in the current quarter, decreasing $5.4 million, or 2%, from $320.2 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 14: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2016	2015	Change
Central	$124.4	$130.8	$(6.4)	(5)%
East	81.0	82.4	(1.4)	(2)
West	63.9	66.8	(2.9)	(4)
Global Family Office	45.5	40.2	5.3	13
Total Wealth Management Trust, Investment and Other Servicing Fees	$314.8	$320.2	$(5.4)	(2)%
Wealth Management fee income is calculated primarily based on market values. The decrease in Wealth Management fees across the regions was primarily attributable to the impact of unfavorable equity markets and lower fee revenue from equity mutual funds, partially offset by lower money market mutual fund fee waivers. The increase in Global Family Office fees was primarily attributable to new business and lower money market mutual fund fee waivers. Money market mutual fund fee waivers in Wealth Management totaled $6.0 million in the current quarter compared to $17.7 million in the prior-year quarter.

REPORTING SEGMENTS (continued)
Wealth Management (continued)

Other noninterest income totaled $26.8 million in the current quarter, down $2.0 million, or 7%, from $28.8 million in the prior-year quarter, primarily reflecting lower security commissions and trading income.
For the current quarter and the prior-year quarter, the presentation of average assets was changed to reflect a modification to the methodology by which assets are allocated among our reporting segments. This change in presentation did not have a material impact on the Wealth Management reporting segment.
Net interest income stated on an FTE basis was $158.5 million in the current quarter, up $20.2 million, or 15%, from $138.3 million in the prior-year quarter, primarily reflecting an increase in the net interest margin and higher levels of average earning assets. The net interest margin totaled 2.45% in the current quarter, up from 2.34% in the prior-year quarter. Average earning assets increased $2.0 billion, or 8%, to $26.0 billion from the prior-year quarter’s $24.0 billion. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.
The provision for credit losses was $5.2 million in the current quarter, compared with a credit provision of $2.3 million in the prior-year quarter, reflecting loan growth.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $326.9 million in the current quarter, compared to $321.9 million in the prior-year quarter, an increase of $5.0 million, or 2%. The increase was primarily attributable to higher indirect expense allocations and compensation expense in the current quarter, partially offset by lower outside services and employee benefits expense.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.
Treasury and Other noninterest income totaled $5.4 million in the current quarter, up 32% from $4.1 million in the prior-year quarter, reflecting an increase in foreign exchange trading income, partially offset by decreases within various other income categories
For the current quarter and the prior-year quarter, the presentation of average assets was changed to reflect a modification to the methodology by which assets are allocated among our reporting segments. For Treasury and Other, this change in presentation resulted in a decrease to average assets and an increase in the net interest margin.
Net interest income decreased $15.4 million, or 47%, to $17.1 million in the current quarter, compared to $32.5 million in the prior-year quarter. The decrease reflected a decline in the net interest margin and lower levels of earning assets. Average earning assets decreased $2.3 billion to $10.2 billion from the prior-year quarter’s $12.5 billion.
Noninterest expense totaled $26.6 million in the current quarter, down 17%, from $32.2 million in the prior-year quarter, primarily reflecting higher indirect expense allocations to C&IS and Wealth Management, partially offset by higher general overhead costs, including outside services, compensation and equipment and software expense, as compared to the prior-year quarter.
CONSOLIDATED BALANCE SHEETS
Total assets were $117.8 billion and $116.7 billion at March 31, 2016 and December 31, 2015, respectively, and averaged $113.4 billion in the current quarter compared with $107.5 billion in the quarter ended March 31, 2015. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by deposit and withdrawal activity involving large client balances. Loans and leases totaled $34.1 billion and $33.2 billion at March 31, 2016 and December 31, 2015, respectively, and averaged $34.0 billion in the current quarter, up 6% from $32.1 billion in the quarter ended March 31, 2015. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $39.6 billion and $38.0 billion at March 31, 2016 and December 31, 2015, respectively, and averaged $38.8 billion for the current quarter, up 8% from $35.8 billion in the quarter ended March 31, 2015. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve deposits totaled $33.8 billion and $27.6 billion at March 31, 2016 and December 31, 2015, respectively, and averaged $31.8 billion in the current quarter, down 3% from the quarter ended

CONSOLIDATED BALANCE SHEETS (continued)

March 31, 2015 balances, primarily reflecting decreased Federal Reserve deposits. Interest-bearing client deposits at March 31, 2016 and December 31, 2015, totaled $67.1 billion and $66.7 billion, respectively, and averaged $66.3 billion in the current quarter, up 3% compared to $64.5 billion in the quarter ended March 31, 2015. Noninterest-bearing client deposits at March 31, 2016 and December 31, 2015 totaled $30.5 billion and $30.2 billion, respectively, and averaged $26.2 billion in the current quarter, up 19% from $22.0 billion in the quarter ended March 31, 2015.
Total stockholders’ equity at March 31, 2016, was $8.8 billion compared to $8.7 billion at December 31, 2015, and averaged $8.7 billion for the current quarter, up 3% from $8.5 billion for the quarter ended March 31, 2015. The increase in average stockholders’ equity compared to the prior-year quarter was primarily attributable to earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
During the three months ended March 31, 2016, the Corporation declared cash dividends totaling $83.9 million to common stockholders, and cash dividends totaling $5.9 million to preferred stockholders, respectively. During the three months ended March 31, 2016, the Corporation repurchased 2,310,617 shares of common stock, including 385,604 shares withheld related to share-based compensation, at a total cost of $140.3 million ($60.71 average price per share).
CAPITAL RATIOS
The capital ratios of Northern Trust and its principal subsidiary bank, The Northern Trust Company, remained strong at March 31, 2016, with all ratios applicable to classification as “well capitalized” under U.S. regulatory requirements having been exceeded.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 15: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	March 31, 2016		December 31, 2015		March 31, 2015
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	11.6%	10.6%	11.9%	10.8%	11.8%	10.5%
Tier 1	12.1%	11.1%	12.5%	11.4%	12.4%	11.1%
Total	13.6%	12.8%	14.2%	13.2%	14.2%	13.1%
Tier 1 Leverage	7.4%	7.4%	7.5%	7.5%	7.8%	7.8%
Supplementary Leverage (1)	6.1%	N/A	6.2%	N/A	6.4%	N/A

Capital Ratios — The Northern Trust Company	March 31, 2016		December 31, 2015		March 31, 2015
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	11.5%	10.4%	11.6%	10.4%	11.3%	10.0%
Tier 1	11.5%	10.4%	11.6%	10.4%	11.3%	10.0%
Total	13.2%	12.2%	13.1%	12.0%	13.0%	11.8%
Tier 1 Leverage	6.9%	6.9%	6.7%	6.7%	6.9%	6.9%
Supplementary Leverage (1)	6.0%	N/A	5.6%	N/A	5.7%	N/A
(1) Effective January 1, 2018, Northern Trust will be subject to a minimum supplementary leverage ratio of 3 percent.

STATEMENTS OF CASH FLOWS
Net cash used in operating activities of $299.1 million for the three months ended March 31, 2016, was primarily attributable to increased other operating activities, due to incentive payments and a decrease in accounts payable, and higher net collateral deposited with counterparties, partially offset by period earnings. For the three months ended March 31, 2015, net cash provided by operating activities totaled $490.8 million, primarily attributable to a reduction of net collateral deposited with derivative counterparties and period earnings, partially offset by increased other operating activities.
Net cash provided by investing activities of $653.2 million for the three months ended March 31, 2016, primarily reflected decreased levels of Federal Reserve deposits and interest-bearing deposits with banks, partially offset by net purchases of securities available for sale and held to maturity and increased loans and leases. For the three months ended March 31, 2015, net cash provided by investing activities was $2.8 billion, primarily reflecting decreased levels of Federal Reserve deposits, partially offset by net

STATEMENTS OF CASH FLOWS (continued)

purchases of securities held to maturity and available for sale, increased levels of loans and leases and interest-bearing deposits with banks.
Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2016, primarily reflected higher levels of total deposits, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program, federal funds purchased and cash dividends paid to common stockholders. The increase in total deposits was attributable to higher levels of non-U.S. office interest-bearing client deposits and demand and other noninterest-bearing client deposits. For the three months ended March 31, 2015, net cash used in financing activities totaled $2.2 billion, primarily reflecting decreased levels of total deposits, federal funds purchased, securities sold under agreements to repurchase and repayments of senior notes and long-term debt, partially offset by higher levels of short-term other borrowings.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality securities portfolio, with 87% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2016, comprised of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, auction rate securities, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 7% was rated double-A, 3% was rated below double-A, and 3% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).
Net unrealized gains within the investment securities portfolio totaled $62.2 million at March 31, 2016, comprised of $156.5 million and $94.3 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at March 31, 2016, the largest component was $34.0 million of unrealized losses in securities classified as “other,” related to securities primarily purchased at a premium or par by Northern Trust for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $30.1 million related to government sponsored agency securities were primarily attributable to changes in market rates since their purchase. Also, $17.8 million of the unrealized losses related to corporate debt securities, primarily reflecting higher market rates since purchase; as of March 31, 2016, 33% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
There were no other-than-temporary impairment (OTTI) losses for the three months ended March 31, 2016 or 2015. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Table 16: Nonperforming Assets

($ In Millions)	March 31, 2016		December 31, 2015	March 31, 2015
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$41.7		$42.9	$20.9
Commercial Real Estate	13.5		16.7	39.9
Total Commercial	55.2		59.6	60.8
Personal
Residential Real Estate	108.5		120.1	157.7
Private Client	0.3		0.4	1.1
Total Personal	108.8		120.5	158.8
Total Nonperforming Loans and Leases	164.0		180.1	219.6
Other Real Estate Owned	10.4		8.2	8.5
Total Nonperforming Assets	174.4		188.3	228.1
90 Day Past Due Loans Still Accruing	$10.2		$7.1	$9.4
Nonperforming Loans and Leases to Total Loans and Leases	0.48%		0.54%	0.67%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.2	x	1.1x	1.2x
Nonperforming assets of $174.4 million as of March 31, 2016, reflected improved credit quality across the portfolio from the prior year. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be high risk in nature, such as option adjustable rate mortgages, subprime loans, loans with initial “teaser” rates and loans with excessively high loan-to-value ratios. Residential real estate loans consist of first lien mortgages and equity credit lines, which generally require loan-to-collateral values of no more than 65% to 75% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties.
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

ASSET QUALITY (continued)
Provision and Allowance for Credit Losses (continued)

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
The provision for credit losses was $2.0 million in the current quarter, compared to a credit provision of $4.5 million in the prior-year quarter. Net charge-offs were $2.7 million, resulting from $5.3 million of charge-offs and $2.6 million of recoveries, compared to $4.6 million of net charge-offs in the prior-year quarter, resulting from $7.5 million of charge-offs and $2.9 million of recoveries. Residential real estate loans accounted for 66% and 72% of total nonperforming loans and leases at March 31, 2016 and 2015, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2016 and 2015 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 17: Allocation of the Allowance for Credit Losses

	March 31, 2016		December 31, 2015		March 31, 2015
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$1.4	—%	$3.1	—%	$22.9	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	38.6	29	40.4	28	70.3	28
Commercial Real Estate	74.2	12	69.5	12	66.6	11
Lease Financing, net	1.1	1	1.9	2	3.2	3
Non-U.S.	—	5	—	3	2.8	5
Other	—	1	—	1	—	1
Total Commercial	113.9	48	111.8	46	142.9	48
Personal
Residential Real Estate	95.2	25	96.2	27	102.4	29
Private Client	19.5	27	19.7	27	18.5	23
Other	2.6	—	2.5	—	—	—
Total Personal	117.3	52	118.4	54	120.9	52
Total Allocated Inherent Allowance	$231.2	100%	$230.2	100%	$263.8	100%
Total Allowance for Credit Losses	$232.6		$233.3		$286.7
Allowance Assigned to
Loans and Leases	$195.6		$193.8		$259.0
Undrawn Commitments and Standby Letters of Credit	37.0		39.5		27.7
Total Allowance for Credit Losses	$232.6		$233.3		$286.7
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.57%		0.58%		0.79%

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
As part of its risk management activities, Northern Trust also regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015.
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
Table 18: Interest Rate Risk Simulation of Pre-Tax Earnings Excluding Fee Waivers

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Pre-Tax Earnings
Increase in Interest Rates Above Market-Implied Forward Rates
100 Basis Points	$19
200 Basis Points	(1)
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
Sensitivity of Economic Value of Equity — Economic value of equity is defined as the present value of assets minus the present value of liabilities, net of the value of instruments that are used to manage the interest rate risk of balance sheet items. The potential effect of interest rate changes on economic equity is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures the sensitivity (i.e. change) if current rates are immediately increased by 100 or 200 basis points. The following table shows the estimated impact on economic value of equity of 100 and 200 basis point upward movements from current interest rates. Given the low level of interest rates and assumed interest rate floors as rates approach zero, the simulation of the economic value of equity for rates 100 or 200 basis points lower would not provide meaningful results.
Table 19: Interest Rate Risk Simulation of Economic Value of Equity as of March 31, 2016

($ In Millions)	Increase/(Decrease) Estimated Impact on Economic Value of Equity
Increase in Interest Rates Above Market Rates
100 Basis Points	$(15)
200 Basis Points	(260)

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
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally-weighted and exponentially-weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look-back periods of one year and four years. The table below presents the levels of total regulatory VaR and its subcomponents for global foreign currency as March 31, 2016 and December 31, 2015, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for foreign currency is typically less than the sum of its two components due to diversification benefits derived from the two subcomponents.
Table 20: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
High	$0.7	$0.6	$0.6	$0.5	$0.6	$0.5
Low	0.2	0.1	—	—	0.2	0.1
Average	0.3	0.3	0.2	0.2	0.3	0.3
Quarter-End	0.5	0.3	0.3	0.1	0.4	0.3
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
Table 21: Reconciliation of Reported Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	March 31, 2016			March 31, 2015
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$352.0	$6.2	$358.2	$298.8	$6.2	$305.0
Interest Expense	44.2	—	44.2	38.2	—	38.2
Net Interest Income	$307.8	$6.2	$314.0	$260.6	$6.2	$266.8
Net Interest Margin	1.18%		1.21%	1.07%		1.10%

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

•	Northern Trust’s success in responding to and investing in changes and advancements in technology;

•	a significant downgrade of any of Northern Trust’s debt ratings;

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	changes in interest rates or in the monetary or other policies of various regulatory authorities or central banks;

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

•	Northern Trust’s ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements;

•	Northern Trust’s ability to maintain a product mix that achieves acceptable margins;

•	Northern Trust’s ability to continue to develop investment products and generate investment results that satisfy clients;

•
Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

FORWARD-LOOKING STATEMENTS (continued)

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

•
other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and Due from Banks	$7,005.0	$6,444.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,765.2	1,614.2
Interest-Bearing Deposits with Banks	13,535.5	14,143.1
Federal Reserve Deposits	14,415.3	16,398.5
Securities
Available for Sale	33,330.2	32,317.9
Held to Maturity (Fair value of $5,861.5 and $5,227.5)	5,869.6	5,248.3
Trading Account	0.2	1.2
Total Securities	39,200.0	37,567.4
Loans and Leases
Commercial	16,240.1	15,156.5
Personal	17,904.8	18,024.4
Total Loans and Leases (Net of unearned income of $93.4 and $103.6)	34,144.9	33,180.9
Allowance for Credit Losses Assigned to Loans and Leases	(195.6)	(193.8)
Buildings and Equipment	437.8	446.9
Client Security Settlement Receivables	1,902.7	2,157.0
Goodwill	523.6	526.4
Other Assets	5,064.4	4,464.4
Total Assets	$117,798.8	$116,749.6
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$22,721.8	$23,435.5
Savings and Money Market	14,956.0	15,035.9
Savings Certificates and Other Time	1,417.0	1,455.8
Non U.S. Offices — Noninterest-Bearing	7,817.4	6,719.9
— Interest-Bearing	50,747.4	50,221.8
Total Deposits	97,659.6	96,868.9
Federal Funds Purchased	263.3	351.5
Securities Sold Under Agreements to Repurchase	507.1	546.6
Other Borrowings	4,009.8	4,055.1
Senior Notes	1,496.1	1,497.4
Long-Term Debt	1,406.2	1,371.3
Floating Rate Capital Debt	277.3	277.3
Other Liabilities	3,346.6	3,075.6
Total Liabilities	108,966.0	108,043.7
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 228,163,712 and 229,293,783	408.6	408.6
Additional Paid-In Capital	1,022.1	1,072.3
Retained Earnings	8,394.8	8,242.8
Accumulated Other Comprehensive Loss	(283.9)	(372.7)
Treasury Stock (17,007,812 and 15,877,741 shares, at cost)	(1,097.3)	(1,033.6)
Total Stockholders’ Equity	8,832.8	8,705.9
Total Liabilities and Stockholders’ Equity	$117,798.8	$116,749.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions Except Share Information)	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$748.2	$727.5
Foreign Exchange Trading Income	60.5	71.6
Treasury Management Fees	16.2	16.3
Security Commissions and Trading Income	18.9	19.8
Other Operating Income	38.1	38.6
Investment Security Gains, net (Note)	0.3	0.1
Total Noninterest Income	882.2	873.9
Net Interest Income
Interest Income	352.0	298.8
Interest Expense	44.2	38.2
Net Interest Income	307.8	260.6
Provision for Credit Losses	2.0	(4.5)
Net Interest Income after Provision for Credit Losses	305.8	265.1
Noninterest Expense
Compensation	378.8	354.3
Employee Benefits	70.6	72.9
Outside Services	149.9	135.1
Equipment and Software	114.2	110.3
Occupancy	40.9	43.0
Other Operating Expense	74.4	73.4
Total Noninterest Expense	828.8	789.0
Income before Income Taxes	359.2	350.0
Provision for Income Taxes	117.4	119.3
Net Income	$241.8	$230.7
Preferred Stock Dividends	5.9	5.9
Net Income Applicable to Common Stock	$235.9	$224.8
Per Common Share
Net Income — Basic	$1.01	$0.95
— Diluted	1.01	0.94
Average Number of Common Shares Outstanding — Basic	228,619,089	233,381,168
— Diluted	229,979,690	235,288,695

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$—
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	—
Other Security Gains, net	0.3	0.1
Investment Security Gains, net	$0.3	$0.1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2016	2015
Net Income	$241.8	$230.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	74.7	54.1
Net Unrealized Gains (Losses) on Cash Flow Hedges	6.1	(1.1)
Foreign Currency Translation Adjustments	3.9	(5.9)
Pension and Other Postretirement Benefit Adjustments	4.1	6.2
Other Comprehensive Income	88.8	53.3
Comprehensive Income	$330.6	$284.0
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2016	2015
Preferred Stock
Balance at January 1 and March 31	$388.5	$388.5
Common Stock
Balance at January 1 and March 31	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,072.2	1,050.9
Treasury Stock Transactions — Stock Options and Awards	(71.2)	(60.1)
Stock Options and Awards — Amortization	26.4	23.4
Stock Options and Awards — Tax Benefit	(5.3)	10.7
Balance at March 31	1,022.1	1,024.9
Retained Earnings
Balance at January 1	8,242.8	7,625.4
Net Income	241.8	230.7
Dividends Declared — Common Stock	(83.9)	(78.5)
Dividends Declared — Preferred Stock	(5.9)	(5.9)
Balance at March 31	8,394.8	7,771.7
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(372.7)	(319.7)
Net Unrealized Gains on Securities Available for Sale	74.7	54.1
Net Unrealized Gains (Losses) on Cash Flow Hedges	6.1	(1.1)
Foreign Currency Translation Adjustments	3.9	(5.9)
Pension and Other Postretirement Benefit Adjustments	4.1	6.2
Balance at March 31	(283.9)	(266.4)
Treasury Stock
Balance at January 1	(1,033.6)	(704.8)
Stock Options and Awards	76.6	92.3
Stock Purchased	(140.3)	(107.2)
Balance at March 31	(1,097.3)	(719.7)
Total Stockholders’ Equity at March 31	$8,832.8	$8,607.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$241.8	$230.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Gains, net	(0.3)	(0.1)
Amortization and Accretion of Securities and Unearned Income, net	12.5	10.7
Provision for Credit Losses	2.0	(4.5)
Depreciation on Buildings and Equipment	22.4	23.1
Amortization of Computer Software	65.8	60.7
Amortization of Intangibles	2.1	4.6
Pension Plan Contributions	(9.1)	(16.5)
Change in Receivables	(95.4)	50.3
Change in Interest Payable	2.3	(6.2)
Change in Collateral With Derivative Counterparties, net	(200.1)	289.5
Other Operating Activities, net	(343.1)	(151.5)
Net Cash (Used in) Provided by Operating Activities	(299.1)	490.8
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(143.9)	(51.2)
Change in Interest-Bearing Deposits with Banks	716.7	(1,242.6)
Net Change in Federal Reserve Deposits	1,983.2	8,582.1
Purchases of Securities — Held to Maturity	(1,287.7)	(2,101.1)
Proceeds from Maturity and Redemption of Securities — Held to Maturity	726.3	278.4
Purchases of Securities — Available for Sale	(3,285.2)	(2,992.5)
Proceeds from Sale, Maturity and Redemption of Securities — Available for Sale	2,416.6	1,686.8
Change in Loans and Leases	(950.6)	(1,004.2)
Purchases of Buildings and Equipment	(12.0)	(25.5)
Purchases and Development of Computer Software	(65.0)	(68.4)
Change in Client Security Settlement Receivables	261.0	(660.7)
Other Investing Activities, net	293.8	404.8
Net Cash Provided by Investing Activities	653.2	2,805.9
Cash Flows from Financing Activities:
Change in Deposits	388.6	(2,817.7)
Change in Federal Funds Purchased	(88.2)	(522.2)
Change in Securities Sold under Agreements to Repurchase	(39.5)	(271.9)
Change in Short-Term Other Borrowings	(27.1)	1,064.2
Repayments of Senior Notes and Long-Term Debt	(1.4)	(230.1)
Treasury Stock Purchased	(140.3)	(107.2)
Net Proceeds from Stock Options	5.3	32.2
Cash Dividends Paid on Common Stock	(82.8)	(77.0)
Cash Dividends Paid on Preferred Stock	(5.9)	(9.5)
Other Financing Activities, net	(5.3)	747.9
Net Cash Provided by (Used in) Financing Activities	3.4	(2,191.3)
Effect of Foreign Currency Exchange Rates on Cash	202.9	(81.2)
Increase in Cash and Due from Banks	560.4	1,024.2
Cash and Due from Banks at Beginning of Year	6,444.6	3,050.6
Cash and Due from Banks at End of Period	$7,005.0	$4,074.8
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$41.8	$44.9
Income Taxes Paid	215.0	40.5
Transfers from Loans to OREO	4.6	4.6

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation — The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2016 and 2015, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income unless a policy election is made for investments without readily determinable fair values. Additionally, ASU 2016-01 requires public entities to use the exit price notion when measuring the fair value of financial instruments for measurement purposes and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Furthermore, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. Northern Trust is currently assessing the impact of adoption of ASU 2016-01.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize in the statement of financial position a liability to make lease payments, known as the lease liability, and a right-of-use asset representing its right to use the underlying asset over the lease term. While ASU 2016-02 retains a distinction between finance and operating leases similar to current GAAP, it eliminates the required use of bright-line tests for determining the lease classification. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (ASU 2016-05). ASU 2016-05 clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Although Northern Trust is currently assessing the impact of ASU 2016-05, it is not expected to impact significantly Northern Trust’s consolidated financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (ASU 2016-06). The amendments in ASU 2016-06 clarify the steps that are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. When a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call or put option is related to interest rates or credit risks. ASU 2016-06 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-06 by Northern Trust, effective January 1, 2017, is not expected to impact significantly Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (ASU 2016-07). ASU 2016-07 eliminates the requirement to adjust the investment, results of operations, and retained earnings on a retroactive basis when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 provides that, upon qualifying for the equity method of accounting, the equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Although Northern Trust is currently assessing the impact of ASU 2016-07, it is not expected to impact significantly Northern Trust’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2016-09.

3. Fair Value Measurements — Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the three months ended March 31, 2016 or the year ended December 31, 2015.
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
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2016, Northern Trust’s available for sale securities portfolio included 1,154 Level 2 securities with an aggregate market value of $26.5 billion. Of those, 1,152 securities, with an aggregate market value of $26.5 billion, were valued by external pricing vendors. The remaining 2 securities, with an aggregate market value of $2.1 million, were valued consistent with prices of similar securities as there were no vendor prices available for these securities. As of December 31, 2015, Northern Trust’s available for sale securities portfolio included 1,044 Level 2 securities with an aggregate market value of $26.1 billion. All 1,044 securities were valued by external pricing vendors. Trading account securities, which totaled $0.2 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively, were all valued using external pricing vendors.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s Level 3 liabilities consist of a swap that Northern Trust entered into with the purchaser of 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2015. Pursuant to the swap, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 19 — Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Financial Management, Corporate & Institutional Services (C&IS) and Wealth Management) determine the valuation policies and procedures for Level 3 assets and liabilities. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisition of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third-party information is used to support the fair value measurements. If certain third-party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of March 31, 2016 and December 31, 2015.
Table 22: Level 3 Significant Unobservable Inputs

	March 31, 2016
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Lives and Rates
Auction Rate Securities	$16.6	million	Discounted Cash Flow	Remaining lives	0.17	—	8.64 years
				Discount rates	0.2%	—	3.9%
Swap Related to Sale of Certain Visa Class B Common Shares	$9.7	million	Discounted Cash Flow	Visa Class A Appreciation	9.5%	—	15.0%
				Conversion Rate	1.61x	—	1.65x
				Expected Duration	1.25	—	4.25 years

	December 31, 2015
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Lives and Rates
Auction Rate Securities	$17.1	million	Discounted Cash Flow	Remaining lives	0.42	—	8.64 years
				Discount rates	0.3%	—	4.4%
Swap Related to Sale of Certain Visa Class B Common Shares	$10.8	million	Discounted Cash Flow	Visa Class A Appreciation	9.5%	—	15.0%
				Conversion Rate	1.61x	—	1.65x
				Expected Duration	1.50	—	4.50 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by fair value hierarchy level.
Table 23: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2016
Securities
Available for Sale
U.S. Government	$6,857.1	$—	$—	$—	$6,857.1
Obligations of States and Political Subdivisions	—	189.8	—	—	189.8
Government Sponsored Agency	—	16,892.6	—	—	16,892.6
Non-U.S. Government	—	280.7	—	—	280.7
Corporate Debt	—	3,857.8	—	—	3,857.8
Covered Bonds	—	1,374.8	—	—	1,374.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,070.2	—	—	1,070.2
Other Asset-Backed	—	2,300.1	—	—	2,300.1
Auction Rate	—	—	16.6	—	16.6
Commercial Mortgage-Backed	—	406.9	—	—	406.9
Other	—	83.6	—	—	83.6
Total Available for Sale	6,857.1	26,456.5	16.6	—	33,330.2
Trading Account	—	0.2	—	—	0.2
Total Available for Sale and Trading Securities	6,857.1	26,456.7	16.6	—	33,330.4
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,952.6	—	—	3,952.6
Interest Rate Contracts	—	334.0	—	—	334.0
Total Derivative Assets	—	4,286.6	—	(2,556.5)	1,730.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,028.4	—	—	4,028.4
Interest Rate Contracts	—	215.1	—	—	215.1
Other Financial Derivatives (1)	—	0.7	9.7	—	10.4
Total Derivative Liabilities	$—	$4,244.2	$9.7	$(2,916.0)	$1,337.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2016, derivative assets and liabilities shown above also include reductions of $871.9 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line includes a swap related to the sale of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2015
Securities
Available for Sale
U.S. Government	$6,178.3	$—	$—	$—	$6,178.3
Obligations of States and Political Subdivisions	—	36.4	—	—	36.4
Government Sponsored Agency	—	16,366.8	—	—	16,366.8
Non-U.S. Government	—	309.5	—	—	309.5
Corporate Debt	—	3,712.2	—	—	3,712.2
Covered Bonds	—	1,870.2	—	—	1,870.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	859.4	—	—	859.4
Other Asset-Backed	—	2,500.1	—	—	2,500.1
Auction Rate	—	—	17.1	—	17.1
Commercial Mortgage-Backed		374.4			374.4
Other	—	93.5	—	—	93.5
Total Available for Sale	6,178.3	26,122.5	17.1	—	32,317.9
Trading Account	—	1.2	—	—	1.2
Total Available for Sale and Trading Securities	6,178.3	26,123.7	17.1	—	32,319.1
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,623.4	—	—	2,623.4
Interest Rate Contracts	—	228.5	—	—	228.5
Total Derivative Assets	—	2,851.9	—	(1,600.2)	1,251.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,519.4	—	—	2,519.4
Interest Rate Contracts	—	131.2	—	—	131.2
Other Financial Derivatives (1)	$—	$0.1	$10.8	$—	10.9
Total Derivative Liabilities	$—	$2,650.7	$10.8	$(1,717.6)	$943.9
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

(1)	This line includes a swap related to the sale of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2016 and 2015.
Table 24: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2016	2015
Fair Value at January 1	$17.1	$18.1
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	(0.4)	(0.3)
Purchases, Issues, Sales, and Settlements
Sales	(0.1)	—
Settlements	—	(0.3)
Fair Value at March 31	$16.6	$17.5

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale in the consolidated statements of comprehensive income.
Table 25: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swap Related to Sale of Certain Visa Class B Common Shares
Three Months Ended March 31,	2016	2015
Fair Value at January 1	$10.8	$—
Total (Gains) Losses:
Included in Earnings (1)	(0.3)	—
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(0.8)	—
Fair Value at March 31	$9.7	$—

(1)	(Gains) losses are recorded in other operating income (expense) in the consolidated statements of income.
During the three months ended March 31, 2016 and 2015, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at March 31, 2016 and 2015, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $10.1 million and $2.5 million, respectively, at March 31, 2016, and $23.1 million and $0.3 million, respectively, at March 31, 2015. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the fair value of, and the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.
Table 26: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	March 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$10.1 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$2.5 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2015
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$10.4 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$3.6 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%
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
Held to Maturity Securities. The fair values of held to maturity securities, excluding U.S. treasury securities, were obtained from external pricing vendors, or in limited cases internally, using widely accepted models which are based on an income approach (discounted cash flow) that incorporates current market yield curves. The fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 27: Fair Value of Financial Instruments

(In Millions)	March 31, 2016
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$7,005.0	$7,005.0	$7,005.0	$—	$—
Federal Funds Sold and Resell Agreements	1,765.2	1,765.2	—	1,765.2	—
Interest-Bearing Deposits with Banks	13,535.5	13,535.5	—	13,535.5	—
Federal Reserve Deposits	14,415.3	14,415.3	—	14,415.3	—
Securities
Available for Sale (Note)	33,330.2	33,330.2	6,857.1	26,456.5	16.6
Held to Maturity	5,869.6	5,861.5	28.0	5,833.5	—
Trading Account	0.2	0.2	—	0.2	—
Loans (excluding Leases)
Held for Investment	33,478.4	33,715.2	—	—	33,715.2
Held for Sale	1.4	1.4	—	—	1.4
Client Security Settlement Receivables	1,902.7	1,902.7	—	1,902.7	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	253.1	253.1	—	253.1	—
Community Development Investments	193.0	199.4	—	199.4	—
Employee Benefit and Deferred Compensation	165.4	169.5	117.7	51.8	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$45,495.2	$45,495.2	$45,495.2	$—	$—
Savings Certificates and Other Time	1,417.0	1,425.1	—	1,425.1	—
Non U.S. Offices Interest-Bearing	50,747.4	50,747.4	—	50,747.4	—
Federal Funds Purchased	263.3	263.3	—	263.3	—
Securities Sold under Agreements to Repurchase	507.1	507.1	—	507.1	—
Other Borrowings	4,009.8	4,009.8	—	4,009.8	—
Senior Notes	1,496.1	1,573.3	—	1,573.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,377.9	1,353.6	—	1,353.6	—
Floating Rate Capital Debt	277.3	223.5	—	223.5	—
Other Liabilities
Standby Letters of Credit	45.3	45.3	—	—	45.3
Loan Commitments	46.3	46.3	—	—	46.3
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$12.3	$12.3	$—	$12.3	$—
Liabilities	80.2	80.2	—	80.2	—
Interest Rate Contracts
Assets	158.5	158.5	—	158.5	—
Liabilities	42.2	42.2	—	42.2	—
Other Financial Derivatives
Liabilities (1)	10.4	10.4	—	0.7	9.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,940.3	3,940.3	—	3,940.3	—
Liabilities	3,948.2	3,948.2	—	3,948.2	—
Interest Rate Contracts
Assets	175.5	175.5	—	175.5	—
Liabilities	172.9	172.9	—	172.9	—
Note: Refer to the table located on page 30 for the disaggregation of available for sale securities.

(1)	This line includes a swap related to the sale of certain Visa Class B common shares, credit default swaps and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2015
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$6,444.6	$6,444.6	$6,444.6	$—	$—
Federal Funds Sold and Resell Agreements	1,614.2	1,614.2	—	1,614.2	—
Interest-Bearing Deposits with Banks	14,143.1	14,143.1	—	14,143.1	—
Federal Reserve Deposits	16,398.5	16,398.5	—	16,398.5	—
Securities
Available for Sale (Note)	32,317.9	32,317.9	6,178.3	26,122.5	17.1
Held to Maturity	5,248.3	5,227.5	26.0	5,201.5	—
Trading Account	1.2	1.2	—	1.2	—
Loans (excluding Leases)
Held for Investment	32,432.7	32,596.5	—	—	32,596.5
Held for Sale	12.0	12.0	—	—	12.0
Client Security Settlement Receivables	2,157.0	2,157.0	—	2,157.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	253.1	253.1	—	253.1	—
Community Development Investments	173.5	177.1	—	177.1	—
Employee Benefit and Deferred Compensation	155.3	153.4	104.2	49.2	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$45,191.3	$45,191.3	$45,191.3	$—	$—
Savings Certificates and Other Time	1,455.8	1,463.5	—	1,463.5	—
Non U.S. Offices Interest-Bearing	50,221.8	50,221.8	—	50,221.8	—
Federal Funds Purchased	351.5	351.5	—	351.5	—
Securities Sold under Agreements to Repurchase	546.6	546.6	—	546.6	—
Other Borrowings	4,055.1	4,055.7	—	4,055.7	—
Senior Notes	1,497.4	1,531.8	—	1,531.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,341.6	1,332.2	—	1,332.2	—
Floating Rate Capital Debt	277.3	236.6	—	236.6	—
Other Liabilities
Standby Letters of Credit	46.6	46.6	—	—	46.6
Loan Commitments	48.9	48.9	—	—	48.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$81.6	$81.6	$—	$81.6	$—
Liabilities	19.0	19.0	—	19.0	—
Interest Rate Contracts
Assets	117.4	117.4	—	117.4	—
Liabilities	22.7	22.7	—	22.7	—
Other Financial Derivatives
Liabilities (1)	10.9	10.9	—	0.1	10.8
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,541.8	2,541.8	—	2,541.8	—
Liabilities	2,500.4	2,500.4	—	2,500.4	—
Interest Rate Contracts
Assets	111.1	111.1	—	111.1	—
Liabilities	108.5	108.5	—	108.5	—
Note: Refer to the table located on page 31 for the disaggregation of available for sale securities.

(1)	This line consists of a swap related to the sale of certain Visa Class B common shares and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

4. Securities — The following tables provide the amortized cost and fair values of securities at March 31, 2016 and December 31, 2015.
Table 28: Reconciliation of Amortized Cost to Fair Value of Securities Available for Sale

Securities Available for Sale	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$6,803.3	$53.8	$—	$6,857.1
Obligations of States and Political Subdivisions	190.5	0.3	1.0	189.8
Government Sponsored Agency	16,866.1	56.6	30.1	16,892.6
Non-U.S. Government	280.5	0.2	—	280.7
Corporate Debt	3,865.3	10.3	17.8	3,857.8
Covered Bonds	1,377.6	2.1	4.9	1,374.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,069.5	2.6	1.9	1,070.2
Other Asset-Backed	2,300.4	1.2	1.5	2,300.1
Auction Rate	16.6	0.5	0.5	16.6
Commercial Mortgage-Backed	406.5	0.7	0.3	406.9
Other	83.6	0.1	0.1	83.6
Total	$33,259.9	$128.4	$58.1	$33,330.2

Securities Available for Sale	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$6,180.4	$3.4	$5.5	$6,178.3
Obligations of States and Political Subdivisions	36.4	0.1	0.1	36.4
Government Sponsored Agency	16,370.5	42.8	46.5	16,366.8
Non-U.S. Government	309.5	0.1	0.1	309.5
Corporate Debt	3,744.4	0.9	33.1	3,712.2
Covered Bonds	1,873.3	1.8	4.9	1,870.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	860.9	0.5	2.0	859.4
Other Asset-Backed	2,504.2	0.1	4.2	2,500.1
Auction Rate	16.7	0.5	0.1	17.1
Commercial Mortgage-Backed	378.1	—	3.7	374.4
Other	93.4	0.1	—	93.5
Total	$32,367.8	$50.3	$100.2	$32,317.9

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 29: Reconciliation of Amortized Cost to Fair Value of Securities Held to Maturity

Securities Held to Maturity	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$28.0	$—	$—	$28.0
Obligations of States and Political Subdivisions	79.3	4.9	—	84.2
Government Sponsored Agency	9.2	0.7	—	9.9
Corporate Debt	85.5	0.1	—	85.6
Covered Bonds	1,578.4	5.2	1.6	1,582.0
Non-U.S. Government	1,077.2	6.7	—	1,083.9
Certificates of Deposit	730.5	0.1	0.2	730.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,186.8	10.4	0.5	2,196.7
Other	94.7	—	33.9	60.8
Total	$5,869.6	$28.1	$36.2	$5,861.5

Securities Held to Maturity	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$26.0	$—	$—	$26.0
Obligations of States and Political Subdivisions	89.2	5.2	—	94.4
Government Sponsored Agency	9.9	0.7	—	10.6
Covered Bonds	892.4	0.4	1.9	890.9
Non-U.S. Government	1,118.0	4.8	0.5	1,122.3
Certificates of Deposit	691.6	0.1	0.1	691.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,326.2	8.3	0.9	2,333.6
Other	95.0	—	36.9	58.1
Total	$5,248.3	$19.5	$40.3	$5,227.5
Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of securities as of March 31, 2016.
Table 30: Remaining Maturity of Securities Available for Sale and Held to Maturity

	March 31, 2016
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$9,795.2	$9,807.1
Due After One Year Through Five Years	17,443.3	17,498.9
Due After Five Years Through Ten Years	4,742.3	4,745.1
Due After Ten Years	1,279.1	1,279.1
Total	33,259.9	33,330.2
Held to Maturity
Due in One Year or Less	1,979.0	1,982.8
Due After One Year Through Five Years	3,823.7	3,841.9
Due After Five Years Through Ten Years	13.8	11.1
Due After Ten Years	53.1	25.7
Total	$5,869.6	$5,861.5
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains. There were $0.3 million net investment security gains recognized in the three months ended March 31, 2016. Net investment security gains of $0.1 million were recognized in the three months ended March 31, 2015. Gross proceeds from the sale of securities during the three months ended March 31, 2016 and 2015 were $513.6 million and $102.0 million, respectively.
Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2016 and December 31, 2015.
Table 31: Securities with Unrealized Losses

Securities with Unrealized Losses as of March 31, 2016	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$97.2	$1.0	$—	$—	$97.2	$1.0
Government Sponsored Agency	6,251.9	21.9	1,327.1	8.2	7,579.0	30.1
Corporate Debt	893.3	5.6	1,041.7	12.2	1,935.0	17.8
Covered Bonds	1,054.8	6.5	—	—	1,054.8	6.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	578.6	2.3	109.8	0.1	688.4	2.4
Other Asset-Backed	1,383.1	1.4	60.3	0.1	1,443.4	1.5
Certificates of Deposit	314.3	0.2	—	—	314.3	0.2
Auction Rate	—	—	6.0	0.5	6.0	0.5
Commercial Mortgage-Backed	140.5	0.3	—	—	140.5	0.3
Other	73.5	12.0	49.6	22.0	123.1	34.0
Total	$10,787.2	$51.2	$2,594.5	$43.1	$13,381.7	$94.3

Notes to Consolidated Financial Statements (unaudited) (continued)

Securities with Unrealized Losses as of December 31, 2015	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,888.0	$5.5	$—	$—	$3,888.0	$5.5
Obligations of States and Political Subdivisions	15.1	0.1	—	—	15.1	0.1
Government Sponsored Agency	9,208.5	38.7	1,213.6	7.8	10,422.1	46.5
Non-U.S. Government	314.3	0.6	—	—	314.3	0.6
Corporate Debt	2,067.6	10.3	1,057.1	22.8	3,124.7	33.1
Covered Bonds	1,598.4	6.7	10.0	0.1	1,608.4	6.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,132.9	2.3	109.3	0.6	1,242.2	2.9
Other Asset-Backed	2,122.7	4.0	170.6	0.2	2,293.3	4.2
Certificates of Deposit	180.3	0.1	—	—	180.3	0.1
Auction Rate	—	—	6.4	0.1	6.4	0.1
Commercial Mortgage-Backed	374.4	3.7	—	—	374.4	3.7
Other	28.7	13.3	50.7	23.6	79.4	36.9
Total	$20,930.9	$85.3	$2,617.7	$55.2	$23,548.6	$140.5
As of March 31, 2016, 644 securities with a combined fair value of $13.4 billion were in an unrealized loss position, with their unrealized losses totaling $94.3 million. Unrealized losses of $30.1 million related to government sponsored agency securities were primarily attributable to higher market interest rates since purchase. Unrealized losses of $17.8 million within corporate debt securities primarily reflected higher market rates since purchase; 33% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $34.0 million of unrealized losses in securities classified as “other” at March 31, 2016, related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $0.5 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail, preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2016, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of March 31, 2016, Northern Trust did not intend to sell any investment in an unrealized loss position and it was not more likely than not that Northern Trust would be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
While all securities are considered, the process for identifying credit impairment within CRA-eligible mortgage-backed securities incorporates an expected loss approach using discounted cash flows on the underlying collateral pools. To evaluate whether an unrealized loss on CRA-eligible mortgage-backed securities is other-than-temporary, a calculation of the security’s present value is made using current pool data, the current delinquency pipeline, default rates and loan loss severities based on the historical performance of like collateral, and Northern Trust’s outlook for the housing market and the overall economy. If the present value of the collateral pools was found to be less than the current amortized cost of the security, a credit-related OTTI loss would be recorded in earnings equal to the difference between the two amounts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Impairments of CRA-eligible mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, pool credit enhancement level, year of origination and estimated credit quality of the collateral. The factors used in estimating losses related to CRA-eligible mortgage-backed securities vary by vintage of loan origination and collateral quality. There were no OTTI losses recognized in the three months ended March 31, 2016 or 2015 related to CRA-eligible mortgage-backed securities.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 32: Cumulative Credit-Related Losses on Securities

	Three Months Ended March 31,
(In Millions)	2016	2015
Cumulative Credit-Related Losses on Securities Held — Beginning of Period	$5.2	$5.2
Plus: Losses on Newly Identified Impairments	—	—
Additional Losses on Previously Identified Impairments	—	—
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—
Cumulative Credit-Related Losses on Securities Held — End of Period	$5.2	$5.2
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2016.
Table 33: Repurchase Agreements Accounted for as Secured Borrowings

March 31, 2016
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$507.1
Total Borrowings	$507.1
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 21	$507.1
Amounts related to agreements not included in Note 21	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Loans and Leases — Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 34: Loans and Leases

(In Millions)	March 31, 2016	December 31, 2015
Commercial
Commercial and Institutional	$9,941.1	$9,431.5
Commercial Real Estate	3,902.9	3,848.8
Lease Financing, net	470.6	544.4
Non-U.S.	1,769.9	1,137.7
Other	155.6	194.1
Total Commercial	16,240.1	15,156.5
Personal
Residential Real Estate	8,652.6	8,850.7
Private Client	9,232.6	9,136.4
Other	19.6	37.3
Total Personal	17,904.8	18,024.4
Total Loans and Leases	34,144.9	33,180.9
Allowance for Credit Losses Assigned to Loans and Leases	(195.6)	(193.8)
Net Loans and Leases	$33,949.3	$32,987.1
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 75% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2016 and December 31, 2015, equity credit lines totaled $1.4 billion and $1.5 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 89% of the total equity credit lines as of both of those dates.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.0 billion at March 31, 2016, and $719.5 million at December 31, 2015. Demand deposits reclassified as loan balances totaled $58.1 million and $75.4 million at March 31, 2016 and December 31, 2015, respectively. Loans and leases classified as held for sale totaled $1.4 million and $134.2 million at March 31, 2016, respectively, and totaled $12.0 million and $112.3 million, at December 31, 2015, respectively, primarily related to the decision to exit a non-strategic loan and lease portfolio.
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
Loan and lease segment and class balances as of March 31, 2016 and December 31, 2015 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 35: Borrower Ratings

	March 31, 2016				December 31, 2015
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$6,743.8	$2,999.5	$197.8	$9,941.1	$6,360.6	$2,897.2	$173.7	$9,431.5
Commercial Real Estate	1,876.2	1,988.8	37.9	3,902.9	1,822.6	1,992.7	33.5	3,848.8
Lease Financing, net	312.5	125.1	33.0	470.6	377.0	133.1	34.3	544.4
Non-U.S.	598.7	1,170.5	0.7	1,769.9	313.8	823.3	0.6	1,137.7
Other	67.0	88.6	—	155.6	94.9	99.2	—	194.1
Total Commercial	9,598.2	6,372.5	269.4	16,240.1	8,968.9	5,945.5	242.1	15,156.5
Personal
Residential Real Estate	3,009.4	5,335.2	308.0	8,652.6	3,014.9	5,516.7	319.1	8,850.7
Private Client	5,793.9	3,415.2	23.5	9,232.6	5,908.3	3,207.1	21.0	9,136.4
Other	8.4	11.2	—	19.6	18.3	19.0	—	37.3
Total Personal	8,811.7	8,761.6	331.5	17,904.8	8,941.5	8,742.8	340.1	18,024.4
Total Loans and Leases	$18,409.9	$15,134.1	$600.9	$34,144.9	$17,910.4	$14,688.3	$582.2	$33,180.9
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
Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 to 9.” These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated likelihood of loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of March 31, 2016 and December 31, 2015.
Table 36: Delinquency Status

March 31, 2016
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,874.5	$23.8	$0.1	$1.0	$9,899.4	$41.7	$9,941.1
Commercial Real Estate	3,878.8	3.6	3.8	3.2	3,889.4	13.5	3,902.9
Lease Financing, net	470.6	—	—	—	470.6	—	470.6
Non-U.S.	1,769.9	—	—	—	1,769.9	—	1,769.9
Other	155.6	—	—	—	155.6	—	155.6
Total Commercial	16,149.4	27.4	3.9	4.2	16,184.9	55.2	16,240.1
Personal
Residential Real Estate	8,499.1	39.5	1.6	3.9	8,544.1	108.5	8,652.6
Private Client	9,146.1	39.6	44.5	2.1	9,232.3	0.3	9,232.6
Other	19.6	—	—	—	19.6	—	19.6
Total Personal	17,664.8	79.1	46.1	6.0	17,796.0	108.8	17,904.8
Total Loans and Leases	$33,814.2	$106.5	$50.0	$10.2	$33,980.9	$164.0	$34,144.9
	Other Real Estate Owned					10.4
	Total Nonperforming Assets					$174.4

December 31, 2015
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,377.6	$7.8	$0.9	$2.3	$9,388.6	$42.9	$9,431.5
Commercial Real Estate	3,823.3	2.4	4.9	1.5	3,832.1	16.7	3,848.8
Lease Financing, net	544.4	—	—	—	544.4	—	544.4
Non-U.S.	1,137.7	—	—	—	1,137.7	—	1,137.7
Other	194.1	—	—	—	194.1	—	194.1
Total Commercial	15,077.1	10.2	5.8	3.8	15,096.9	59.6	15,156.5
Personal
Residential Real Estate	8,679.3	35.2	14.5	1.6	8,730.6	120.1	8,850.7
Private Client	9,104.8	17.5	12.0	1.7	9,136.0	0.4	9,136.4
Other	37.3	—	—	—	37.3	—	37.3
Total Personal	17,821.4	52.7	26.5	3.3	17,903.9	120.5	18,024.4
Total Loans and Leases	$32,898.5	$62.9	$32.3	$7.1	$33,000.8	$180.1	$33,180.9
	Other Real Estate Owned					8.2
	Total Nonperforming Assets					$188.3
Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the

Notes to Consolidated Financial Statements (unaudited) (continued)

assessment of future cash flows, including consideration of collateral value, market value and other factors. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans are consistent across all classes of loans and leases.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 37: Information about Impaired Loans as of the Period End

	As of March 31, 2016			As of December 31, 2015
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$28.9	$32.5	$—	$27.1	$30.7	$—
Commercial Real Estate	16.8	21.2	—	17.2	21.2	—
Lease Financing, net	1.3	1.3	—	—	—	—
Residential Real Estate	99.0	139.0	—	99.3	140.7	—
Private Client	0.2	0.2	—	0.2	0.2	—
With a Related Specific Allowance
Commercial and Institutional	8.0	10.1	0.4	9.3	11.4	1.6
Commercial Real Estate	—	1.4	—	—	1.4	—
Lease Financing, net	0.8	0.8	0.8	2.7	2.7	1.4
Residential Real Estate	1.4	1.5	0.2	1.5	1.5	0.1
Private Client	—	—	—	—	—	—
Total
Commercial	55.8	67.3	1.2	56.3	67.4	3.0
Personal	100.6	140.7	0.2	101.0	142.4	0.1
Total	$156.4	$208.0	$1.4	$157.3	$209.8	$3.1

	Three Months Ended March 31,
	2016		2015
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$28.3	$—	$9.2	$—
Commercial Real Estate	17.7	0.1	48.5	0.2
Lease Financing, net	0.4	0.1	3.4	0.1
Residential Real Estate	99.6	0.4	161.3	0.3
Private Client	0.3	—	0.2	—
With a Related Specific Allowance
Commercial and Institutional	8.4	—	8.5	—
Commercial Real Estate	—	—	12.2	—
Lease Financing, net	2.1	—	—	—
Residential Real Estate	1.5	—	2.8	—
Private Client	—	—	0.8	—
Total
Commercial	56.9	0.2	81.8	0.3
Personal	101.4	0.4	165.1	0.3
Total	$158.3	$0.6	$246.9	$0.6
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

There were $2.4 million and $3.1 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2016 and December 31, 2015, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $83.4 million and $79.2 million of nonperforming TDRs, and $40.8 million and $37.9 million of performing TDRs as of March 31, 2016 and December 31, 2015, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three month periods ended March 31, 2016 and 2015, and the recorded investments and unpaid principal balances as of March 31, 2016 and 2015.
Table 38: Troubled Debt Restructurings

($ In Millions)	Three Months Ended March 31, 2016
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$4.0	$6.0
Commercial Real Estate	5	5.4	7.7
Total Commercial	7	9.4	13.7
Personal
Residential Real Estate	24	5.5	6.2
Private Client	—	—	—
Total Personal	24	5.5	6.2
Total Loans and Leases	31	$14.9	$19.9
Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2015
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	1	$0.1	$0.1
Commercial Real Estate	1	0.7	0.7
Total Commercial	2	0.8	0.8
Personal
Residential Real Estate	57	7.1	10.2
Total Personal	57	7.1	10.2
Total Loans and Leases	59	$7.9	$11.0
Note: Period end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve interest rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended March 31, 2016, the majority of TDR modifications of loans within residential real estate were deferred principal, extension of term, interest rate concessions, and other modifications. During the three months ended March 31, 2016, the majority of TDR modifications within commercial and institutional, and commercial real estate classes were extension of term and other modifications. During the three months ended March 31, 2015, the majority of TDR modifications of loans within residential real estate were interest rate concessions, extension of term, deferred principal, and other modifications. The

Notes to Consolidated Financial Statements (unaudited) (continued)

majority of TDR modifications of loans within commercial and institutional, commercial real estate, and private client classes were deferred principal, extension of term, and other modifications.
There was one loan modified in a TDR during the twelve months ended December 31, 2015, which subsequently became nonperforming during the three months ended March 31, 2016. The total recorded investment and unpaid principal balance for this loan was approximately $0.1 million.
There were four residential real estate loans modified in TDRs during the twelve months ended December 31, 2014, which subsequently became nonperforming during the three months ended March 31, 2015. The total recorded investment and unpaid principal balance for these loans was approximately $0.7 million.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2016, Northern Trust held foreclosed residential real estate properties with a carrying value of $10.0 million as a result of obtaining physical possession. In addition, as of March 31, 2016, Northern Trust had consumer loans with a carrying value of $23.8 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
As of December 31, 2015, Northern Trust changed the estimation methodology for inherent losses that have been incurred in the loan and lease portfolio. The new estimation methodology is more quantitatively focused than the previous methodology as it is based on internally developed loss data specific to the Northern Trust loan and lease portfolio. The change in methodology is accounted for as a change in estimate applicable to the current period and future periods. The new estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into homogeneous segments. For each segment, the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative inherent allowance. The estimated allowance is reviewed by the Loan Loss Reserve Committee within a qualitative adjustment framework to determine an appropriate adjustment to the quantitative inherent allowance for each segment of the loan portfolio. In determining the appropriate adjustment, management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology and environmental factors that are not contemplated in the quantitative methodology. The Loan Loss Reserve Committee is comprised of representatives from Credit Risk Management, the reporting segments and Corporate Finance.  The new methodology was used to determine the inherent allowance as of March 31, 2016.
For periods prior to the methodology change, including as of March 31, 2015, the amount of inherent allowance was based on factors that incorporated management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Factors were applied to loan and lease credit exposures aggregated by shared risk characteristics and were reviewed quarterly by the Loan Loss Reserve Committee.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding changes in the total allowance for credit losses by segment during the three months ended March 31, 2016 and 2015.
Table 39: Changes in the Allowance for Credit Losses

	Three Months Ended March 31,
	2016			2015
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$114.8	$118.5	$233.3	$169.7	$126.2	$295.9
Charge-Offs	(3.5)	(1.8)	(5.3)	(2.7)	(4.8)	(7.5)
Recoveries	1.2	1.4	2.6	1.7	1.2	2.9
Net (Charge-Offs) Recoveries	(2.3)	(0.4)	(2.7)	(1.0)	(3.6)	(4.6)
Provision for Credit Losses	2.7	(0.7)	2.0	(4.3)	(0.2)	(4.5)
Effect of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)
Balance at End of Period	$115.2	$117.4	$232.6	$164.3	$122.4	$286.7

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2016 and December 31, 2015.
Table 40: Information about the Recorded Investments in Loans and Leases

	March 31, 2016			December 31, 2015
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$55.8	$100.6	$156.4	$56.3	$101.0	$157.3
Evaluated for Inherent Impairment	16,184.3	17,804.2	33,988.5	15,100.2	17,923.4	33,023.6
Total Loans and Leases	16,240.1	17,904.8	34,144.9	15,156.5	18,024.4	33,180.9
Allowance for Loans and Leases
Specifically Evaluated for Impairment	1.2	0.2	1.4	3.0	0.1	3.1
Evaluated for Inherent Impairment	87.5	106.7	194.2	83.3	107.4	190.7
Allowance Assigned to Loans and Leases	88.7	106.9	195.6	86.3	107.5	193.8
Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	26.5	10.5	37.0	28.5	11.0	39.5
Total Allowance for Credit Losses	$115.2	$117.4	$232.6	$114.8	$118.5	$233.3

8. Pledged Assets — Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. As of March 31, 2016, securities and loans totaling $35.5 billion ($26.8 billion of government-sponsored agency and other securities, $211.0 million of obligations of states and political subdivisions and $8.5 billion of loans) were pledged. This compares to $35.8 billion ($27.1 billion of government-sponsored agency and other securities, $117.5 million of obligations of states and political subdivisions and $8.6 billion of loans) at December 31, 2015. Collateral required for these purposes totaled $6.9 billion and $8.9 billion at March 31, 2016 and December 31, 2015, respectively. Included in the total pledged assets at March 31, 2016 and December 31, 2015, were available for sale securities with a total fair value of $1,405.7 million and $1,545.6 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral was $1.6 billion as of March 31, 2016 and $1.5 billion as of December 31, 2015. There was no repledged or sold collateral at March 31, 2016 or December 31, 2015.

Notes to Consolidated Financial Statements (unaudited) (continued)

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.8 billion and $1.5 billion for the three months ended March 31, 2016 and 2015, respectively.
9. Goodwill and Other Intangibles — The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at March 31, 2016, and December 31, 2015, were as follows:
Table 41: Goodwill by Reporting Segment

(In Millions)	March 31, 2016	December 31, 2015
Corporate & Institutional Services	$452.3	$455.1
Wealth Management	71.3	71.3
Total Goodwill	$523.6	$526.4
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2016 and December 31, 2015, were as follows:
Table 42: Other Intangible Assets

(In Millions)	March 31, 2016	December 31, 2015
Gross Carrying Amount	$87.2	$182.3
Less: Accumulated Amortization	41.9	135.8
Net Book Value	$45.3	$46.5
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.1 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively. Amortization for the remainder of 2016 and for the years 2017, 2018, 2019, and 2020 is estimated to be $6.4 million, $8.5 million, $7.9 million, $7.7 million and $7.7 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Reporting Segments — The following table shows the earnings contributions of Northern Trust’s reporting segments for the three-month periods ended March 31, 2016 and 2015.
Table 43: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$433.4	$407.3	$314.8	$320.2	$—	$—	$748.2	$727.5
Foreign Exchange Trading Income	51.7	67.5	4.5	4.1	4.3	—	60.5	71.6
Other Noninterest Income	45.6	41.9	26.8	28.8	1.1	4.1	73.5	74.8
Net Interest Income*	138.4	96.0	158.5	138.3	17.1	32.5	314.0	266.8
Revenue*	669.1	612.7	504.6	491.4	22.5	36.6	1,196.2	1,140.7
Provision for Credit Losses	(3.2)	(2.2)	5.2	(2.3)	—	—	2.0	(4.5)
Noninterest Expense	475.3	434.9	326.9	321.9	26.6	32.2	828.8	789.0
Income before Income Taxes*	197.0	180.0	172.5	171.8	(4.1)	4.4	365.4	356.2
Provision for Income Taxes*	62.2	57.3	64.9	64.6	(3.5)	3.6	123.6	125.5
Net Income	$134.8	$122.7	$107.6	$107.2	$(0.6)	$0.8	$241.8	$230.7
Percentage of Consolidated Net Income	56%	53%	44%	47%	—%	—%	100%	100%
Average Assets	$75,372.9	$69,224.5	$26,237.8	$24,233.7	$11,806.4	$14,055.0	$113,417.1	$107,513.2
* Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.2 million for 2016 and 2015.

In the three-month periods ended March 31, 2016 and March 31, 2015, the presentation of average assets was changed to reflect a modification to the methodology by which assets are allocated among our reporting segments. The change in presentation resulted in an increase in average assets and a reduction in net interest margin for C&IS and a reduction in average assets and an increase in net interest margin for Treasury and Other.
Further discussion of reporting segment results is provided within the “Reporting Segments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
11. Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued. As of March 31, 2016 and December 31, 2015, preferred stock totaled $388.5 million, related to the issuance of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock) in August 2014. As of March 31, 2016 and December 31, 2015, 16 million depositary shares, each representing 1/1000 ownership interest in a share of Series C Preferred Stock, were issued and outstanding. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 ($25 per depositary share).
Dividends on the Series C Preferred Stock will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On January 19, 2016, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on April 1, 2016, to stockholders of record as of March 15, 2016.
Common Stock. During the three months ended March 31, 2016, the Corporation repurchased 2,310,617 shares of common stock, including 385,604 shares withheld related to share-based compensation, at a total cost of $140.3 million ($60.71 average price per share). The Corporation’s current common stock repurchase authorization was approved by the Board of Directors in April 2015, pursuant to which the Corporation may repurchase up to 15 million shares. The stock repurchase authorization remaining as of March 31, 2016 was 7,393,385 shares. The repurchase authorization approved by the Board of Directors has no expiration date.

Notes to Consolidated Financial Statements (unaudited) (continued)

Under the Corporation’s capital plan submitted in January 2015, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $145.0 million of common stock after March 31, 2016, through June 2016.
12. Accumulated Other Comprehensive Income (Loss) — The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at March 31, 2016 and 2015, and changes during the three month periods then ended.
Table 44: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at March 31, 2016	Net Change	Balance at December 31, 2015
Net Unrealized Gains (Losses) on Securities Available for Sale	$43.7	$74.7	$(31.0)
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.1	6.1	(3.0)
Net Foreign Currency Adjustments	(13.7)	3.9	(17.6)
Net Pension and Other Postretirement Benefit Adjustments	(317.0)	4.1	(321.1)
Total	$(283.9)	$88.8	$(372.7)

(In Millions)	Balance at March 31, 2015	Net Change	Balance at December 31, 2014
Net Unrealized Gains (Losses) on Securities Available for Sale	$81.7	$54.1	$27.6
Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.8)	(1.1)	(4.7)
Net Foreign Currency Adjustments	(7.6)	(5.9)	(1.7)
Net Pension and Other Postretirement Benefit Adjustments	(334.7)	6.2	(340.9)
Total	$(266.4)	$53.3	$(319.7)

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 45: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2016			2015
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$—	$—	$—
Other Unrealized Gains (Losses) on Securities Available for Sale	120.5	(45.6)	74.9	86.8	(32.7)	54.1
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.3)	0.1	(0.2)	(0.1)	0.1	—
Net Change	120.2	(45.5)	74.7	86.7	(32.6)	54.1
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	9.4	(3.7)	5.7	(4.7)	3.0	(1.7)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.6	(0.2)	0.4	1.0	(0.4)	0.6
Net Change	10.0	(3.9)	6.1	(3.7)	2.6	(1.1)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	17.3	(0.3)	17.0	(90.1)	12.2	(77.9)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	4.2	(1.0)	3.2	(1.0)	0.3	(0.7)
Net Investment Hedge Gains (Losses)	(26.5)	10.2	(16.3)	116.6	(43.9)	72.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—
Net Change	(5.0)	8.9	3.9	25.5	(31.4)	(5.9)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	6.4	(2.3)	4.1	9.5	(3.3)	6.2
Net Change	$6.4	$(2.3)	$4.1	$9.5	$(3.3)	$6.2

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three months ended March 31, 2016.
Table 46: Reclassification Adjustment out of Accumulated Other Comprehensive Income (Loss)

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended
		March 31, 2016
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains, net	$(0.3)
Realized Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	0.6
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	6.5
Amortization of Prior Service Cost	Employee Benefits	(0.1)
Gross Reclassification Adjustment		$6.4
13. Net Income Per Common Share Computations — The computations of net income per common share are presented in the following table.
Table 47: Net Income per Common Share

	Three Months Ended March 31,
($ In Millions Except Per Common Share Information)	2016	2015
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	228,619,089	233,381,168
Net Income	$241.8	$230.7
Less: Dividends on Preferred Stock	5.9	5.9
Net Income Applicable to Common Stock	235.9	224.8
Less: Earnings Allocated to Participating Securities	4.1	3.7
Earnings Allocated to Common Shares Outstanding	231.8	221.1
Basic Net Income Per Common Share	$1.01	$0.95
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	228,619,089	233,381,168
Plus: Dilutive Effect of Share-based Compensation	1,360,601	1,907,527
Average Common and Potential Common Shares	229,979,690	235,288,695
Earnings Allocated to Common and Potential Common Shares	$231.9	$221.1
Diluted Net Income Per Common Share	1.01	0.94
Note: Common stock equivalents of 1,796,320 and 1,504,850 for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Net Interest Income — The components of net interest income were as follows:
Table 48: Net Interest Income

	Three Months Ended March 31,
(In Millions)	2016	2015
Interest Income
Loans and Leases	$200.9	$183.9
Securities — Taxable	103.3	76.6
— Non-Taxable	1.1	1.3
Interest-Bearing Due from and Deposits with Banks (1)	23.7	26.6
Federal Reserve Deposits and Other	23.0	10.4
Total Interest Income	352.0	298.8
Interest Expense
Deposits	22.2	16.7
Federal Funds Purchased	0.3	0.2
Securities Sold Under Agreements to Repurchase	0.4	0.1
Other Borrowings	2.7	1.2
Senior Notes	11.7	11.6
Long-Term Debt	6.1	7.8
Floating Rate Capital Debt	0.8	0.6
Total Interest Expense	44.2	38.2
Net Interest Income	$307.8	$260.6

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

15. Income Taxes — Income tax expense for the three months ended March 31, 2016, of $117.4 million was recorded, representing an effective tax rate of 32.7%. The prior-year three month provision for income taxes was $119.3 million, representing an effective tax rate of 34.1%.

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Pension and Postretirement Health Care — The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three months ended March 31, 2016 and 2015.
Table 49: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2016	2015
Service Cost	$9.3	$9.5
Interest Cost	11.5	11.2
Expected Return on Plan Assets	(23.6)	(24.1)
Amortization
Net Actuarial Loss	4.7	7.4
Prior Service Cost	(0.1)	(0.1)
Net Periodic Pension Expense	$1.8	$3.9

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended March 31,
(In Millions)	2016	2015
Interest Cost	$1.3	$1.4
Expected Return on Plan Assets	(1.3)	(1.5)
Net Actuarial Loss Amortization	0.3	0.4
Net Periodic Pension Expense	$0.3	$0.3

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2016	2015
Service Cost	$0.9	$0.9
Interest Cost	1.3	1.3
Amortization
Net Actuarial Loss	1.5	1.8
Prior Service Cost	—	—
Net Periodic Pension Expense	$3.7	$4.0

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended March 31,
(In Millions)	2016	2015
Service Cost	$—	$—
Interest Cost	0.4	0.3
Amortization
Net Actuarial (Gain)	—	—
Net Periodic Postretirement Expense	$0.4	$0.3
17. Share-Based Compensation Plans — The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units and performance stock units.
In the first quarter of 2016, the Corporation granted 633,224 non-qualified stock options with a total grant-date fair value of $9.5 million, 1,190,617 stock unit awards with a total grant-date fair value of $69.4 million, and 354,606 performance stock units with a total grant-date fair value of $20.7 million. Stock unit award compensation expense for the three months ended March 31, 2016 and 2015 included $2.0 million and $1.5 million, respectively, attributable to restricted stock units which vested in full and were expensed in their entirety upon their date of grant. Compensation expense for the three months ended March 31, 2016 and 2015

Notes to Consolidated Financial Statements (unaudited) (continued)

included $5.5 million and $4.3 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2016 and 2015.
Table 50: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended March 31,
(In Millions)	2016	2015
Restricted Stock Unit Awards	$15.3	$13.5
Stock Options	6.4	6.0
Performance Stock Units	4.1	3.4
Total Share-Based Compensation Expense	25.8	22.9
Tax Benefits Recognized	$9.7	$8.6
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

On January 1, 2016, Northern Trust adopted ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02), which modified the Corporation’s evaluation of whether certain legal entities are VIEs, and if Northern Trust would be deemed to be the primary beneficiary of the VIEs. Upon adoption, Northern Trust was not deemed to be the primary beneficiary of the VIEs, and therefore there was no impact to its consolidated financial position or statement of operations.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2016 and December 31, 2015, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $320.8 million and $389.4 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any undrawn commitments. As of March 31, 2016 and December 31, 2015, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $161.6 million and $173.5 million, respectively. As of March 31, 2016 and December 31, 2015, liabilities related to undrawn commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $10.1 million and $10.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Affordable housing tax credits and other tax benefits attributable to community development projects totaled $12.0 million and $13.2 million, respectively, for the three months ended March 31, 2016 and 2015, respectively.
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

Some of the funds (Funds) for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore are exempt from the consolidation requirements in ASU 2015-02. For the three months ended March 31, 2016, Northern Trust voluntarily waived $7.7 million of money market mutual fund fees of the Funds. Northern Trust does not have any explicit arrangements to provide financial support to the Funds. Any potential future support of the Funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2016 and December 31, 2015, Northern Trust had a $27.0 million and $25.3 million investment, valued using net asset value per share and included in other assets, and a $23.5 million and $25.0 million unfunded commitment related to seed capital investments, respectively.

19. Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $37.4 billion and $37.2 billion as of March 31, 2016 and December 31, 2015, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $4.3 billion as of March 31, 2016 and December 31, 2015.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2016 and December 31, 2015 subject to indemnification was $97.2 billion and $94.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2016 or December 31, 2015, related to these indemnifications.
Legal Proceedings. In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various claimants

Notes to Consolidated Financial Statements (unaudited) (continued)

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
For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2016, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $140 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.
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
In January 2015, the Public Prosecutor’s Office of France recommended that certain charges be brought against Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, relating to the administration of two trusts for which NTFS serves as trustee. In April 2015, a French investigating magistrate judge charged NTFS with complicity in estate tax fraud. Charges also were brought against a number of other persons and entities related to this matter. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings. NTFS has contested the criminal charge in the French court. The trial of all defendants began on January 4, 2016. On January 6, 2016, the trial court postponed the trial in light of certain constitutional questions raised by some of the individual defendants, which are currently being considered by the French Supreme Court and French Constitutional Court. No new trial date has been set.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
As of March 31, 2016, Northern Trust continued to hold approximately 5.2 million Visa Class B common shares, which are recorded at their original cost basis of zero.
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
Northern Trust’s primary risks associated with these instruments are the possibility that interest rates, foreign exchange rates, equity prices, or credit spreads could change in an unanticipated manner, resulting in higher costs or a loss in the underlying value of the instrument. These risks are mitigated by establishing limits, monitoring the level of actual positions taken against such established limits and monitoring the level of any interest rate sensitivity gaps created by such positions. When establishing position limits, market liquidity and volatility, as well as experience in each market, are taken into account.
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
All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.7 billion and $1.3 billion as of March 31, 2016 and December 31, 2015, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at March 31, 2016, also reflect reductions of $871.9 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $322.8 million and $440.3 million, respectively, at December 31, 2015. Additional cash collateral received from and deposited with derivative counterparties totaling $96.5 million and $37.3 million, respectively, as of March 31, 2016, and $31.1 million and $27.3 million, respectively, as of December 31, 2015, were not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $35.9 million and $15.4 million at March 31, 2016 and December 31, 2015, respectively, are not offset against derivative assets and liabilities in the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of

Notes to Consolidated Financial Statements (unaudited) (continued)

all derivative instruments with credit-risk-related contingent features that were in a liability position was $1.5 billion and $553.2 million at March 31, 2016 and December 31, 2015, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1.1 billion and $163.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2016 and December 31, 2015, of $351.1 million and $390.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at March 31, 2016 and December 31, 2015, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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
Table 51: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	March 31, 2016			December 31, 2015
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$264,219.3	$3,940.3	$3,948.2	$246,628.5	$2,541.8	$2,500.4
Interest Rate Contracts	6,534.1	175.5	172.9	6,209.5	111.1	108.5
Total	$270,753.4	$4,115.8	$4,121.1	$252,838.0	$2,652.9	$2,608.9

Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2016 and 2015.
Table 52: Location and Amount of Gains and Losses Recorded in Income

		Amount of Derivative Gain Recognized in Income
	Location of Derivative Gain Recognized in Income	Three Months Ended March 31,
(In Millions)		2016	2015
Foreign Exchange Contracts	Foreign Exchange Trading Income	$60.5	$71.6
Interest Rate Contracts	Security Commissions and Trading Income	4.1	4.9
Total		$64.6	$76.5
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
Table 53: Notional and Fair Value of Designated Risk Management Derivative Financial Instruments

			March 31, 2016			December 31, 2015
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,274.8	$3.5	$39.5	$3,042.1	$10.8	$19.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	148.8	2.7	1,250.0	104.6	2.2
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions and Investment Securities	Foreign Exchange Contracts	Foreign Currency	379.4	8.5	9.1	367.4	8.5	13.8
Available for Sale Investment Securities	Interest Rate Contracts	Interest Rate	985.0	6.3	—	935.0	2.0	0.7
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	2,190.3	—	70.7	1,961.5	72.9	1.5
Total			$8,079.5	$167.1	$122.0	$7,556.0	$198.8	$38.0

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statements of income related to fair value hedges for the three months ended March 31, 2016 and 2015.
Table 54: Location and Amount of Derivative Gains and Losses Recorded in Income

		Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Instrument		Three Months Ended March 31,
(In Millions)			2016	2015
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(34.7)	$(17.3)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	47.4	29.8
Total			$12.7	$12.5
Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, the “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and quarterly thereafter. There was no ineffectiveness or changes in the fair value of hedged items recognized in income for fair value hedges accounted for under the “long-haul” method of accounting during the three month periods ended March 31, 2016 and 2015.
Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in income for cash flow hedges during the three months ended March 31, 2016 and 2015. As of March 31, 2016, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to income during the three months ended March 31, 2016 and 2015.
Table 55: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Income

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Three Months Ended March 31,	2016	2015	2016	2015
Net Gain/(Loss) Recognized in AOCI	$4.2	$(7.9)	$5.2	$3.2
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	(1.1)	(1.6)	—	—
Interest Income	—	—	0.9	1.1
Other Operating Expense	(0.4)	(0.5)	—	—
Total	$(1.5)	$(2.1)	$0.9	$1.1

There were no gains or losses reclassified into earnings during the three months ended March 31, 2016 and 2015, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that a net loss of $1.8 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign currency denominated transactions and investment securities. It is estimated that a net gain of $2.8 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries.

Notes to Consolidated Financial Statements (unaudited) (continued)

There was no ineffectiveness recorded during the three months ended March 31, 2016 and 2015. Amounts recorded in AOCI are reclassified to net income only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.
The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2016 and 2015.
Table 56: Net Investment Hedge Gains and Losses Recognized in AOCI

	Hedging Gain / (Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2016	2015
Foreign Exchange Contracts	$(26.5)	$111.6
Sterling Denominated Subordinated Debt	—	5.0
Total	$(26.5)	$116.6
Derivatives that are not formally designated as a hedge under GAAP are entered into for risk management purposes. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans and forecasted foreign-currency-denominated transactions. A swap related to the sale of certain Visa Class B common shares was entered into which retains the risks associated with the ultimate conversion of the Visa Class B common shares into Visa Class A common shares. Credit default swaps were entered into to manage credit risk associated with certain loans and loan commitments. Total return swaps are entered into to manage the equity price risk associated with certain investments. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.
Table 57: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

(In Millions)	March 31, 2016			December 31, 2015
	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$274.8	$3.8	$0.4	$244.6	$0.2	$3.7
Other Financial Derivatives (1)	200.3	—	10.4	152.8	—	10.9
Total	$475.1	$3.8	$10.8	$397.4	$0.2	$14.6

(1)	This line includes a swap related to the sale of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.
Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2016 and 2015.
Table 58: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended March 31,
		2016	2015
Foreign Exchange Contracts	Other Operating Income	$2.7	$(8.7)
Other Financial Derivatives (1)	Other Operating Income	(0.8)	—
Total		$1.9	$(8.7)

(1)	This line includes a swap related to the sale of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2016 and December 31, 2015.
Table 59: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

March 31, 2016
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,134.9	$1,523.1	$1,611.8	$—	$1,611.8
Interest Rate Swaps OTC	232.5	22.3	210.2	—	210.2
Interest Rate Swaps Exchange Cleared	101.5	96.8	4.7	—	4.7
Cross Product Netting Adjustment	—	42.4	—	—	—
Cross Product Collateral Adjustment	—	871.9	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,468.9	2,556.5	912.4	—	912.4
Total Derivatives Not Subject to a Master Netting Arrangement	817.7	—	817.7	—	817.7
Total Derivatives	$4,286.6	$2,556.5	$1,730.1	$—	$1,730.1
Securities Purchased under Agreements to Resell (2)	$1,755.2	$—	$1,755.2	$1,755.2	$—

December 31, 2015
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$1,636.0	$1,194.3	$441.7	$—	$441.7
Interest Rate Swaps OTC	170.3	21.5	$148.8	—	$148.8
Interest Rate Swaps Exchange Cleared	58.2	38.1	$20.1	—	$20.1
Cross Product Netting Adjustment	—	23.5	$—	—	$—
Cross Product Collateral Adjustment	—	322.8	$—	—	$—
Total Derivatives Subject to a Master Netting Arrangement	1,864.5	1,600.2	264.3	—	264.3
Total Derivatives Not Subject to a Master Netting Arrangement	987.4	—	987.4	—	987.4
Total Derivatives	2,851.9	1,600.2	1,251.7	—	1,251.7
Securities Purchased under Agreements to Resell (2)	$1,600.0	$—	$1,600.0	$1,600.0	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3,334.4 million and $3,212.7 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $10.0 million and $14.2 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2016 and December 31, 2015.
Table 60: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

March 31, 2016
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$3,210.3	$1,523.1	$1,687.2	$—	$1,687.2
Interest Rate Swaps OTC	118.3	22.3	96.0	—	96.0
Interest Rate Swaps Exchange Cleared	96.8	96.8	—	—	—
Other Financial Derivatives	10.4	—	10.4	—	10.4
Cross Product Netting Adjustment	—	42.4	—	—	—
Cross Product Collateral Adjustment	—	1,231.4	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,435.8	2,916.0	519.8	—	519.8
Total Derivatives Not Subject to a Master Netting Arrangement	818.1	—	818.1	—	818.1
Total Derivatives	4,253.9	2,916.0	1,337.9	—	1,337.9
Securities Sold under Agreements to Repurchase	$507.1	$—	$507.1	$507.1	$—

December 31, 2015
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,119.7	$1,194.3	$925.4	$—	$925.4
Interest Rate Swaps OTC	93.1	21.5	71.6	—	71.6
Interest Rate Swaps Exchange Cleared	38.1	38.1	—	—	—
Other Financial Derivatives	10.9	—	10.9		10.9
Cross Product Netting Adjustment	—	23.5	—	—	—
Cross Product Collateral Adjustment	—	440.2	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,261.8	1,717.6	544.2	—	544.2
Total Derivatives Not Subject to a Master Netting Arrangement	399.7	—	399.7	—	399.7
Total Derivatives	2,661.5	1,717.6	943.9	—	943.9
Securities Sold under Agreements to Repurchase	$546.6	$—	$546.6	$546.6	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2,008.7 million and $2,131.7 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures
As of March 31, 2016, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2016, the Corporation’s disclosure controls and procedures are effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2016.
Table 61: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2016	500,038	$60.00	500,038	9,203,964
February 1-29, 2016	827,467	60.43	827,467	8,376,497
March 1-31, 2016	597,508	63.09	597,508	7,778,989
Total (First Quarter)	1,925,013	$61.14	1,925,013	7,778,989

(1)
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

NORTHERN TRUST CORPORATION
(Registrant)

Date:	April 28, 2016	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2016	By:	/s/ Jane Karpinski
Jane Karpinski Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Terms and Conditions of 2016 Equity Awards under the Northern Trust Corporation 2012 Stock Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (2) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (3) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (5) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (6) Notes to Consolidated Financial Statements