Form 10-Q
period 2017-03-31
NORTHERN TRUST CORP
filed 2017-05-02
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
229,585,949 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on March 31, 2017)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	24
Consolidated Balance Sheets	24
Consolidated Statements of Income	25
Consolidated Statements of Comprehensive Income	25
Consolidated Statements of Changes in Stockholders’ Equity	26
Consolidated Statements of Cash Flows	27
Notes to Consolidated Financial Statements	28
Item 4: Controls and Procedures	71

Part II – Other Information
Item 1: Legal Proceedings	71
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 6: Exhibits	71

Signatures	72

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended March 31,
CONDENSED INCOME STATEMENTS (In Millions)	2017	2016	% Change (1)
Noninterest Income	$930.9	$882.2	6%
Net Interest Income	353.5	307.8	15
Provision for Credit Losses	(1.0)	2.0	N/M
Noninterest Expense	894.5	828.8	8
Income before Income Taxes	390.9	359.2	9
Provision for Income Taxes	114.8	113.8	1
Net Income	$276.1	$245.4	13%

PER COMMON SHARE
Net Income — Basic	$1.10	$1.03	7%
— Diluted	1.09	1.03	6
Cash Dividends Declared Per Common Share	0.38	0.36	6
Book Value — End of Period (EOP)	39.62	37.01	7
Market Price — EOP	86.58	65.17	33

SELECTED BALANCE SHEET DATA (In Millions)
	March 31, 2017	December 31, 2016	% Change (1)
End of Period:
Assets	$121,488.7	$123,926.9	(2)%
Earning Assets	112,974.1	115,446.4	(2)
Deposits	100,529.5	101,651.7	(1)
Stockholders’ Equity	9,977.7	9,770.4	2

	Three Months Ended March 31,
	2017	2016	% Change (1)
Average Balances:
Assets	$116,476.4	$113,417.1	3%
Earning Assets	108,951.8	104,617.4	4
Deposits	94,933.6	92,476.3	3
Stockholders’ Equity	9,791.4	8,691.2	13

CLIENT ASSETS (In Billions)	March 31, 2017	December 31, 2016	% Change (1)
Assets Under Custody/Administration (2)	$8,924.7	$8,541.3	4%
Assets Under Custody	7,107.7	6,720.5	6
Assets Under Management	1,001.3	942.4	6

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended March 31,
	2017	2016
Financial Ratios:
Return on Average Common Equity	11.6%	11.6%
Return on Average Assets	0.96	0.87
Dividend Payout Ratio	34.9	35.0
Net Interest Margin (1)	1.35	1.21

	March 31, 2017		December 31, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	12.9%	12.2%	12.4%	11.8%
Tier 1	14.2	13.4	13.7	12.9
Total	15.6	15.0	15.1	14.5
Tier 1 Leverage	8.2	8.2	8.0	8.0
Supplementary Leverage (2)	6.9	N/A	6.8	N/A

The Northern Trust Company
Common Equity Tier 1	12.9%	12.0%	12.4%	11.5%
Tier 1	12.9	12.0	12.4	11.5
Total	14.6	13.8	14.0	13.3
Tier 1 Leverage	7.2	7.2	7.0	7.0
Supplementary Leverage (2)	6.1	N/A	6.0	N/A

(1)
Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 20.

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
Overview
Net income per diluted common share was $1.09 in the current quarter, up from $1.03 in the first quarter of 2016. Net income was $276.1 million in the current quarter as compared to $245.4 million in the prior-year quarter. Annualized return on average common equity was 11.6% in both the current and prior-year quarters. The annualized return on average assets was 0.96% in the current quarter as compared to 0.87% in the prior-year quarter.

Revenue of $1.28 billion in the current quarter was up $94.4 million, or 8%, from $1.19 billion in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees and net interest income, partially offset by lower foreign exchange trading income. Noninterest income increased $48.7 million, or 6%, to $930.9 million in the current quarter from $882.2 million in the prior-year quarter.

Net interest income increased 15% to $353.5 million in the current quarter as compared to $307.8 million in the prior-year quarter, due to a higher net interest margin and growth in earning assets.

The provision for credit losses was a credit of $1.0 million in the current quarter, as compared to a provision of $2.0 million in the prior-year quarter.

Noninterest expense totaled $894.5 million in the current quarter, up $65.7 million, or 8%, from $828.8 million in the prior-year quarter, primarily attributable to higher compensation, equipment and software, and employee benefits expenses, partially offset by lower other operating expense.
On February 19, 2017, the Corporation entered into a definitive agreement with UBS AG to acquire UBS Asset Management’s fund administration servicing businesses in Luxembourg and Switzerland, for an initial purchase price of approximately $175 million in cash, subject to adjustment. The transaction is expected to close in the second half of 2017, subject to applicable regulatory and fund board approvals and other customary closing conditions.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Trust, Investment and Other Servicing Fees	$808.2	$748.2	$60.0	8%
Foreign Exchange Trading Income	48.1	60.5	(12.4)	(21)
Treasury Management Fees	14.7	16.2	(1.5)	(9)
Security Commissions and Trading Income	20.5	18.9	1.6	9
Other Operating Income	39.7	38.1	1.6	4
Investment Security Gains (Losses), net	(0.3)	0.3	(0.6)	N/M
Total Noninterest Income	$930.9	$882.2	$48.7	6%
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

Assets under custody/administration (AUC/A) and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
Table 2: Assets Under Custody / Administration

Assets Under Custody / Administration	March 31, 2017	December 31, 2016	March 31, 2016	Change Q1-17/Q4-16	Change Q1-17/Q1-16
($ In Billions)
Corporate & Institutional	$8,338.2	$7,987.0	$7,404.4	4%	13%
Wealth Management	586.5	554.3	522.0	6	12
Total Assets Under Custody / Administration	$8,924.7	$8,541.3	$7,926.4	4%	13%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 3: Assets Under Custody

Assets Under Custody	March 31, 2017	December 31, 2016	March 31, 2016	Change Q1-17/Q4-16	Change Q1-17/Q1-16
($ In Billions)
Corporate & Institutional	$6,533.3	$6,176.9	$5,700.3	6%	15%
Wealth Management	574.4	543.6	511.1	6	12
Total Assets Under Custody	$7,107.7	$6,720.5	$6,211.4	6%	14%
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 4: Allocations of Assets Under Custody

	March 31, 2017			December 31, 2016			March 31, 2016
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	45%	56%	46%	45%	55%	46%	43%	54%	43%
Fixed Income	37	21	36	37	22	36	39	23	38
Cash and Other Assets	18	23	18	18	23	18	18	23	19

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The 14% increase in consolidated assets under custody from $6.21 trillion as of March 31, 2016 to $7.11 trillion as of March 31, 2017 primarily reflected the impact of favorable markets and new business, partially offset by the unfavorable impact of foreign currency movements.
The following table presents Northern Trust’s assets under management by reporting segment.
Table 5: Assets Under Management

Assets Under Management	March 31, 2017	December 31, 2016	March 31, 2016	Change Q1-17/Q4-16	Change Q1-17/Q1-16
($ In Billions)
Corporate & Institutional	$741.1	$694.0	$669.9	7%	11%
Wealth Management	260.2	248.4	230.1	5	13
Total Assets Under Management	$1,001.3	$942.4	$900.0	6%	11%
The following table presents Northern Trust’s assets under management by investment type.
Table 6: Assets Under Management by Investment Type

($ In Billions)	March 31, 2017	December 31, 2016	March 31, 2016
Equities	$516.8	$480.6	$453.5
Fixed Income	165.8	160.5	148.5
Cash and Other Assets	195.1	189.3	192.0
Securities Lending Collateral	123.6	112.0	106.0
Total Assets Under Management	$1,001.3	$942.4	$900.0
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 7: Allocations of Assets Under Management

	March 31, 2017			December 31, 2016			March 31, 2016
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	52%	49%	52%	52%	47%	51%	52%	46%	50%
Fixed Income	13	27	17	13	28	17	12	29	17
Cash and Other Assets	18	24	19	19	25	20	20	25	21
Securities Lending Collateral	17	—	12	16	—	12	16	—	12
The 11% increase in consolidated assets under management from $900.0 billion at March 31, 2016 to $1.00 trillion as of March 31, 2017 was primarily due to favorable global equity markets and inflows in securities lending collateral, fixed income products, and cash.
Changes in assets under custody and under management are in comparison to the twelve-month increase in the S&P 500 index of 14.7%, in the MSCI EAFE index (USD) of 8.5%, and the MSCI EAFE index (local currency) of 14.7%.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents activity in consolidated assets under management by investment type.
Table 8: Activity in Consolidated Assets Under Management by Investment Type

	Three Months Ended
($ In Billions)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Beginning Balance of AUM	$942.4	$945.8	$906.2	$900.0	$875.3
Inflows by Investment Type
Equity	41.6	44.5	27.2	34.9	29.4
Fixed Income	13.7	16.2	13.1	18.6	11.4
Cash & Other Assets	91.8	95.7	109.5	83.6	94.6
Securities Lending Collateral	29.6	24.8	27.1	21.5	20.4

Total Inflows	176.7	181.2	176.9	158.6	155.8

Outflows by Investment Type
Equity	(38.4)	(50.0)	(26.6)	(31.4)	(28.1)
Fixed Income	(13.0)	(14.1)	(8.8)	(14.9)	(10.2)
Cash & Other Assets	(89.7)	(98.4)	(100.2)	(84.7)	(80.3)
Securities Lending Collateral	(18.0)	(26.8)	(21.4)	(19.3)	(18.2)

Total Outflows	(159.1)	(189.3)	(157.0)	(150.3)	(136.8)

Net Inflows / (Outflows)	17.6	(8.1)	19.9	8.3	19.0

Market Performance, Currency & Other
Market Performance & Other	38.9	—	—	—	—
Currency	2.4	—	—	—	—
Total Market Performance, Currency & Other	41.3	4.7	19.7	(2.1)	5.7

Ending Balance of AUM	$1,001.3	$942.4	$945.8	$906.2	$900.0

Foreign exchange trading income totaled $48.1 million in the current quarter, down $12.4 million, or 21%, compared to $60.5 million in the prior-year quarter. The decrease generally reflected lower currency volatility and client volumes as compared to the prior-year quarter.

Other operating income totaled $39.7 million, up $1.6 million, or 4%, compared to $38.1 million in the prior-year quarter. The components of other operating income are provided below.
Table 9: Other Operating Income

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Loan Service Fees	$12.4	$13.4	$(1.0)	(7)%
Banking Service Fees	12.4	12.4	—	—
Other Income	14.9	12.3	2.6	21
Total Other Operating Income	$39.7	$38.1	$1.6	4%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 10: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	FIRST QUARTER
	2017			2016
($ In Millions)	Interest	Average Balance	Rate (6)	Interest	Average Balance	Rate (6)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits (1)	$29.7	$21,806.9	0.55%	$26.0	$21,170.2	0.49%
Interest-Bearing Due from and Deposits with Banks (1)(2)	14.9	6,684.3	0.91	17.5	9,056.8	0.78
Federal Funds Sold and Securities Purchased under Agreements to Resell	6.5	2,011.7	1.32	3.2	1,593.7	0.82
Securities
U.S. Government	25.5	7,213.8	1.44	19.3	6,500.5	1.19
Obligations of States and Political Subdivisions	3.6	989.7	1.47	1.8	189.1	3.77
Government Sponsored Agency	68.9	17,796.8	1.57	48.8	16,764.2	1.17
Other (3)	54.6	18,777.4	1.18	38.9	15,349.5	1.02
Total Securities	152.6	44,777.7	1.38	108.8	38,803.3	1.13
Loans and Leases (4)	215.5	33,671.2	2.59	202.7	33,993.4	2.40
Total Earning Assets	419.2	108,951.8	1.56	358.2	104,617.4	1.38
Allowance for Credit Losses Assigned to Loans and Leases	—	(160.8)	—	—	(193.5)	—
Cash and Due from Banks and Other Central Bank Deposits (5)	—	2,116.6	—	—	2,192.4	—
Buildings and Equipment	—	465.9	—	—	445.9	—
Client Security Settlement Receivables	—	829.6	—	—	1,190.5	—
Goodwill	—	519.7	—	—	523.1	—
Other Assets	—	3,753.6	—	—	4,641.3	—
Total Assets	$—	$116,476.4	—%	$—	$113,417.1	—%
Average Source of Funds
Deposits
Savings and Money Market	$3.2	$15,446.7	0.09%	$2.9	$15,367.3	0.07%
Savings Certificates and Other Time	2.3	1,338.5	0.70	2.0	1,459.6	0.54
Non-U.S. Offices — Interest-Bearing	22.1	52,435.9	0.17	17.3	49,434.9	0.14
Total Interest-Bearing Deposits	27.6	69,221.1	0.16	22.2	66,261.8	0.13
Short-Term Borrowings	9.0	5,659.1	0.65	3.4	5,584.1	0.25
Senior Notes	11.7	1,496.7	3.17	11.7	1,497.4	3.15
Long-Term Debt	7.4	1,324.9	2.26	6.1	1,399.3	1.75
Floating Rate Capital Debt	1.1	277.4	1.56	0.8	277.3	1.15
Total Interest-Related Funds	56.8	77,979.2	0.30	44.2	75,019.9	0.24
Interest Rate Spread	—	—	1.26	—	—	1.14
Demand and Other Noninterest-Bearing Deposits	—	25,712.5	—	—	26,214.5	—
Other Liabilities	—	2,993.3	—	—	3,491.5	—
Stockholders’ Equity	—	9,791.4	—	—	8,691.2	—
Total Liabilities and Stockholders’ Equity	$—	$116,476.4	—%	$—	$113,417.1	—%
Net Interest Income/Margin (FTE Adjusted)	$362.4	$—	1.35%	$314.0	$—	1.21%
Net Interest Income/Margin (Unadjusted)	$353.5	$—	1.32%	$307.8	$—	1.18%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended March 31, 2017/2016
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$6.6	$54.4	$61.0
Interest-Related Funds	2.0	10.6	12.6
Net Interest Income (FTE)	$4.6	$43.8	$48.4

(1)
To be consistent with the change in presentation to the consolidated balance sheets, the First Quarter 2016 presentation above combines non-US central bank deposits, which were previously included in Interest-Bearing Due From and Deposits with Banks, with Federal Reserve deposits.

(2)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(3)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of March 31, 2017 and 2016.

(4)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(5)
Cash and Due from Banks and Other Central Bank Deposits includes the non-interest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets on page 24.

(6)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8% and 37.7% for the three months ended March 31, 2017 and 2016, respectively. Total taxable equivalent interest adjustments amounted to $8.9 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 20.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $362.4 million in the current quarter, up $48.4 million, or 15%, compared to $314.0 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin and growth in average earning assets. Average earning assets for the current quarter were $109.0 billion, up $4.4 billion, or 4%, from $104.6 billion in the prior-year quarter, primarily resulting from higher levels of securities, partially offset by reductions in short-term interest bearing deposits and loans and leases. Earning asset growth was funded primarily by higher levels of interest-bearing deposits.
The net interest margin on an FTE basis increased to 1.35% in the current quarter from 1.21% in the prior-year quarter due to higher short-term interest rates and lower premium amortization.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 20.
Federal Reserve and other central bank deposits averaged $21.8 billion, up $636.7 million, or 3%, from $21.2 billion in the prior-year quarter. Average securities were $44.8 billion, up $6.0 billion, or 15%, from $38.8 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $214.7 million, $114.5 million and $53.1 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $33.7 billion, down $322.2 million, or 1%, from $34.0 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate loans, partially offset by increases in private client loans. Residential real estate loans averaged $7.7 billion, down $1.1 billion, or 12%, from $8.8 billion for the prior-year quarter. Commercial and institutional loans averaged $9.8 billion, down $97.1 million, or 1%, from $9.9 billion for the prior-year quarter. Private client loans averaged $10.0 billion, up $887.2 million, or 10%, from $9.1 billion for the prior-year quarter. Commercial real estate loans averaged $4.0 billion, up $78.0 million, or 2%, from $3.9 billion for the prior-year quarter.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $69.2 billion in the current quarter, compared to $66.3 billion in the prior-year quarter, an increase of $2.9 billion. Other interest-bearing funds averaged $8.8 billion in both the current and prior-year quarters. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $1.4 billion, or 5%, to $31.0 billion in the current quarter from $29.6 billion in the prior-year quarter, primarily resulting from increases in stockholders’ equity attributable to the issuance of Series D Non-Cumulative Perpetual Preferred Stock in August 2016 and earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
Provision for Credit Losses
The provision for credit losses was a credit of $1.0 million in the current quarter, as compared to a provision of $2.0 million in the prior-year quarter. Net charge-offs in the current quarter were $2.0 million, resulting from charge-offs of $4.7 million and recoveries of $2.7 million. The prior-year quarter included $2.7 million of net charge-offs, resulting from $5.3 million of charge-offs and $2.6 million of recoveries. Nonperforming assets of $186.8 million increased 7% from $174.4 million in the prior-year quarter. Residential real estate loans and commercial loans accounted for 59% and 34%, respectively, of total nonperforming loans and leases at March 31, 2017. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 15.
Noninterest Expense
The components of noninterest expense are provided below.
Table 11: Noninterest Expense

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Compensation	$425.8	$378.8	$47.0	12%
Employee Benefits	77.8	70.6	7.2	10
Outside Services	153.1	149.9	3.2	2
Equipment and Software	127.3	114.2	13.1	11
Occupancy	45.4	40.9	4.5	11
Other Operating Expense	65.1	74.4	(9.3)	(13)
Total Noninterest Expense	$894.5	$828.8	$65.7	8%
Compensation expense, the largest component of noninterest expense, totaled $425.8 million in the current quarter, compared to $378.8 million in the prior-year quarter. Compensation expense increased 12% compared to the prior-year quarter due to higher expense related to performance-based incentive compensation and higher salary expense. The increase in expense related to performance-based incentive compensation was primarily due to a change in the vesting provisions associated with long-term incentive grants made in 2017 to retirement-eligible employees relative to those provisions associated with 2016 grants. The increase in salary expense was driven by staff growth and base pay adjustments, partially offset by the favorable impact of movements in foreign exchange rates. Staff on a full-time equivalent basis at March 31, 2017 totaled approximately 17,300, up 6% from March 31, 2016.
Employee benefits expense totaled $77.8 million in the current quarter, up 10% compared to $70.6 million in the prior-year quarter, primarily reflecting higher payroll taxes and medical costs.
Outside services expense totaled $153.1 million in the current quarter, up 2% compared to $149.9 million in the prior-year quarter, primarily due to higher technical services and sub-custodian expenses.
Equipment and software expense totaled $127.3 million in the current quarter, up 11% compared to $114.2 million in the prior-year quarter, primarily reflecting increased software amortization, due to an increase in assets placed in service, and software support costs.
Occupancy expense totaled $45.4 million in the current quarter, up 11% compared to $40.9 million in the prior-year quarter, primarily due to a lease adjustment recorded in the prior-year quarter and higher rent expense.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense totaled $65.1 million in the current quarter, down 13% from $74.4 million in the prior-year quarter, primarily driven by the timing of the Northern Trust sponsored PGA TOUR golf tournament moving to the third quarter of 2017 and decreases in various other expenses, partially offset by an increase in staff related and FDIC deposit protection expense. The components of other operating expense are provided below.
Table 12: Other Operating Expense

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Business Promotion	$16.1	$26.9	$(10.8)	(40)%
Staff Related	8.7	5.9	2.8	47
FDIC Insurance Premiums	8.4	6.3	2.1	35
Other Intangibles Amortization	2.4	2.1	0.3	13
Other Expenses	29.5	33.2	(3.7)	(11)
Total Other Operating Expense	$65.1	$74.4	$(9.3)	(13)%
Provision for Income Taxes
Income tax expense was $114.8 million in the current quarter, representing an effective tax rate of 29.4%, compared to $113.8 million in the prior-year quarter, representing an effective tax rate of 31.7%. The increase in the provision for income taxes compared to the prior-year quarter was based primarily on increased income before income taxes, partially offset by the income tax benefit derived from the increased vesting of restricted stock units and stock option exercises compared to the prior-year quarter. The provision for income tax expense for the three months ended March 31, 2017 and March 31, 2016 includes a benefit of $16.3 million and $3.6 million, respectively, related to excess tax benefits resulting from the vesting or exercise of stock-based compensation awards to employees.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three-month periods ended March 31, 2017 and 2016. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 13: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016 ^	2017	2016 ^
Noninterest Income
Trust, Investment and Other Servicing Fees	$462.9	$433.4	$345.3	$314.8	$—	$—	$808.2	$748.2
Foreign Exchange Trading Income	49.1	51.7	0.9	4.5	(1.9)	4.3	48.1	60.5
Other Noninterest Income	44.2	45.6	25.5	26.8	4.9	1.1	74.6	73.5
Net Interest Income*	166.5	138.4	177.0	158.5	18.9	17.1	362.4	314.0
Revenue*	722.7	669.1	548.7	504.6	21.9	22.5	1,293.3	1,196.2
Provision for Credit Losses	0.3	(3.2)	(1.3)	5.2	—	—	(1.0)	2.0
Noninterest Expense	510.8	475.3	346.3	326.9	37.4	26.6	894.5	828.8
Income before Income Taxes*	211.6	197.0	203.7	172.5	(15.5)	(4.1)	399.8	365.4
Provision for Income Taxes*	66.9	62.2	76.8	64.9	(20.0)	(7.1)	123.7	120.0
Net Income	$144.7	$134.8	$126.9	$107.6	$4.5	$3.0	$276.1	$245.4
Percentage of Consolidated Net Income	52%	55%	46%	44%	2%	1%	100%	100%
Average Assets	$77,803.5	$75,372.9	$26,661.8	$26,237.8	$12,011.1	$11,806.4	$116,476.4	$113,417.1
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.9 million for 2017 and $6.2 million for 2016. A reconciliation of revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 20.
^ The three months ended March 31, 2016 results have been adjusted to reflect the adoption of ASU No. 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

Corporate & Institutional Services
C&IS net income totaled $144.7 million in the current quarter compared to $134.8 million in the prior-year quarter, an increase of $9.9 million, or 7%. Noninterest income was $556.2 million in the current quarter, up $25.5 million, or 5%, from $530.7 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees. The following table provides a summary of C&IS trust, investment and other servicing fees.
Table 14: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Custody and Fund Administration	$307.5	$286.4	$21.1	7%
Investment Management	93.5	89.1	4.4	5
Securities Lending	23.8	22.6	1.2	5
Other	38.1	35.3	2.8	8
Total C&IS Trust, Investment and Other Servicing Fees	462.9	$433.4	$29.5	7%
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

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

Custody and fund administration fees increased from the prior-year quarter, primarily due to new business and favorable equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. Investment management fees increased $4.4 million, or 5%, primarily due to the favorable impact of equity markets and lower money market mutual fund fee waivers. There were no C&IS money market mutual fund fee waivers in the current quarter compared to $1.7 million in the prior-year quarter. Other fees increased primarily due to new business related to investment risk and analytical services.
Foreign exchange trading income totaled $49.1 million in the current quarter, a decrease of $2.6 million, or 5%, from $51.7 million in the prior-year quarter. The decrease generally reflected lower currency volatility and client volumes as compared to the prior-year quarter.
Other noninterest income in C&IS totaled $44.2 million in the current quarter, down $1.4 million, or 3%, from $45.6 million in the prior-year quarter, primarily due to decreases within various other income categories.
Net interest income stated on an FTE basis was $166.5 million in the current quarter, up $28.1 million, or 20%, from $138.4 million in the prior-year quarter. The increase in net interest income was primarily attributable to an increase in the net interest margin and higher levels of earning assets. The net interest margin increased to 0.93% from 0.81% in the prior-year quarter, primarily reflecting higher short-term interest rates. The average earning assets totaled $72.6 billion, up from $68.4 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $47.3 billion in the current quarter, up from $43.1 billion in the prior-year quarter.
The provision for credit losses was a provision of $0.3 million in the current quarter, compared with a credit provision of $3.2 million in the prior-year quarter, reflecting a specific reserve requirement, partially offset by a reduction in the inherent reserve requirement.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $510.8 million in the current quarter, up $35.5 million, or 7%, from $475.3 million in the prior-year quarter. The increase in noninterest expense was primarily attributable to higher indirect expense allocations, compensation, employee benefits, and outside services expenses, partially offset by lower other operating expense.
Wealth Management
Wealth Management net income was $126.9 million in the current quarter, up 18% from $107.6 million in the prior-year quarter. Noninterest income was $371.7 million, up from $346.1 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income. Trust, investment and other servicing fees in Wealth Management totaled $345.3 million in the current quarter, increasing $30.5 million, or 10%, from $314.8 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 15: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2017	2016	Change
Central	$137.4	$124.4	$13.0	10%
East	85.2	81.0	4.2	5
West	69.6	63.9	5.7	9
Global Family Office	53.1	45.5	7.6	17
Total Wealth Management Trust, Investment and Other Servicing Fees	$345.3	$314.8	$30.5	10%
Wealth Management fee income is calculated primarily based on market values. The increase in Wealth Management fees across all regions was primarily attributable to favorable equity markets, lower money market mutual fund fee waivers, and new business. Money market mutual fund fee waivers in Wealth Management totaled $0.2 million in the current quarter compared to $6.0 million in the prior-year quarter.

REPORTING SEGMENTS (continued)
Wealth Management (continued)

Foreign exchange trading income totaled $0.9 million, down 80% from $4.5 million in the prior-year quarter, primarily reflecting lower currency volatility and client volumes.
Other noninterest income of $25.5 million in the current quarter was down from $26.8 million in the prior-year quarter, primarily reflecting a decrease in security commission and trading income.
Net interest income stated on an FTE basis was $177.0 million in the current quarter, up $18.5 million, or 12%, from $158.5 million in the prior-year quarter, primarily reflecting an increase in the net interest margin. The net interest margin increased to 2.72% from 2.45% in the prior-year quarter. Average earning assets increased $366.7 million, or 1%, to $26.4 billion from the prior-year quarter’s $26.0 billion. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.
The provision for credit losses was a credit provision of $1.3 million in the current quarter, compared with a provision of $5.2 million in the prior-year quarter, reflecting reductions in outstanding loans and undrawn loan commitments and standby letters of credit that resulted in a reduction in the inherent allowance requirement, partially offset by an increase in the specific reserve requirement.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $346.3 million in the current quarter, compared to $326.9 million in the prior-year quarter, an increase of $19.4 million, or 6%, primarily attributable to higher indirect expense allocations, compensation, and employee benefits expenses, partially offset by lower other operating expense.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.
Treasury and Other noninterest income was $3.0 million in the current quarter, down $2.4 million, from $5.4 million in the prior-year quarter, primarily due to lower foreign exchange trading income.
Net interest income increased $1.8 million, or 11%, to $18.9 million in the current quarter, compared to $17.1 million in the prior-year quarter, primarily reflecting an increase in the net interest margin, partially offset by lower levels of average earning assets. Average earning assets decreased $230.7 million to $10.0 billion from the prior-year quarter’s $10.2 billion.
Noninterest expense totaled $37.4 million in the current quarter, up $10.8 million, or 41%, from $26.6 million in the prior-year quarter, primarily reflecting higher general overhead costs, including compensation expense and equipment and software expense, partially offset by higher indirect expense allocations to C&IS and Wealth Management, as compared to the prior-year quarter.
The provision for income taxes was a benefit of $20.0 million in the current quarter compared to a $7.1 million benefit in the prior-year quarter, primarily reflecting increased vesting of restricted stock units and stock option exercises compared to the prior-year quarter, which resulted in a tax benefit of $16.3 million for the three months ended March 31, 2017 as compared to a tax benefit of $3.6 million for the three months ended March 31, 2016.
CONSOLIDATED BALANCE SHEETS
Total assets were $121.5 billion and $123.9 billion at March 31, 2017 and December 31, 2016, respectively, and averaged $116.5 billion in the current quarter compared with $113.4 billion in the quarter ended March 31, 2016. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by deposit and withdrawal activity involving large client balances. Loans and leases totaled $33.5 billion and $33.8 billion at March 31, 2017 and December 31, 2016, respectively, and averaged $33.7 billion in the current quarter, down 1% from $34.0 billion in the quarter ended March 31, 2016. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $44.3 billion and $44.9 billion at March 31, 2017 and December 31, 2016, respectively, and averaged $44.8 billion for the current quarter, up 15% from $38.8 billion in the quarter ended March 31, 2016. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits totaled $35.2 billion and $36.7 billion at March 31, 2017 and December 31, 2016, respectively, and averaged $30.5 billion in the current quarter, down 4%

CONSOLIDATED BALANCE SHEETS (continued)

from the quarter ended March 31, 2016, primarily reflecting decreased interest-bearing due from and deposits with banks. Interest-bearing client deposits at March 31, 2017 and December 31, 2016, totaled $70.0 billion and $71.5 billion, respectively, and averaged $69.2 billion in the current quarter compared to $66.3 billion in the quarter ended March 31, 2016. Noninterest-bearing client deposits at March 31, 2017 and December 31, 2016 totaled $30.5 billion and $30.2 billion, respectively, and averaged $25.7 billion in the current quarter, down 2% from $26.2 billion in the quarter ended March 31, 2016.
Total stockholders’ equity at March 31, 2017, was $10.0 billion compared to $9.8 billion at December 31, 2016, and averaged $9.8 billion for the current quarter, up 13% from $8.7 billion for the quarter ended March 31, 2016. The increase in average stockholders’ equity compared to the prior-year quarter was primarily attributable to earnings and the issuance of Series D Non-Cumulative Perpetual Preferred Stock (Series D preferred stock) in August 2016, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
During the three months ended March 31, 2017, the Corporation declared cash dividends totaling $89.4 million to common stockholders, and cash dividends totaling $20.7 million to preferred stockholders. During the three months ended March 31, 2017, the Corporation repurchased 811,730 shares of common stock, including 410,869 shares withheld related to share-based compensation, at a total cost of $70.1 million ($86.39 average price per share).
CAPITAL RATIOS
The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2017, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 23: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	March 31, 2017		December 31, 2016		March 31, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	12.9%	12.2%	12.4%	11.8%	11.6%	10.6%
Tier 1	14.2%	13.4%	13.7%	12.9%	12.1%	11.1%
Total	15.6%	15.0%	15.1%	14.5%	13.6%	12.8%
Tier 1 Leverage	8.2%	8.2%	8.0%	8.0%	7.4%	7.4%
Supplementary Leverage (1)	6.9%	N/A	6.8%	N/A	6.1%	N/A

Capital Ratios — The Northern Trust Company	March 31, 2017		December 31, 2016		March 31, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	12.9%	12.0%	12.4%	11.5%	11.5%	10.4%
Tier 1	12.9%	12.0%	12.4%	11.5%	11.5%	10.4%
Total	14.6%	13.8%	14.0%	13.3%	13.2%	12.3%
Tier 1 Leverage	7.2%	7.2%	7.0%	7.0%	6.9%	6.9%
Supplementary Leverage (1)	6.1%	N/A	6.0%	N/A	5.7%	N/A
(1) Effective January 1, 2018, Northern Trust will be subject to a minimum supplementary leverage ratio of 3 percent.
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities of $784.7 million for the three months ended March 31, 2017, was primarily attributable to lower net collateral deposited with counterparties and period earnings, partially offset by net changes in other operating activities due to incentive payments and a decrease in accounts payable. For the three months ended March 31, 2016, net cash used in operating activities of $295.5 million, was primarily attributable to increased other operating activities, due to incentive payments and a decrease in accounts payable, and higher net collateral deposited with counterparties, partially offset by period earnings.
Net cash provided by investing activities of $1.0 billion for the three months ended March 31, 2017, was primarily attributable to decreased levels of Federal Reserve and other central bank deposits and net proceeds from sale, maturity and redemption of

STATEMENTS OF CASH FLOWS (continued)

securities available for sale and held to maturity, partially offset by increased client security settlement receivables. For the three months ended March 31, 2016, net cash provided by investing activities of $662.5 million, primarily reflected decreased levels of Federal Reserve and other central bank deposits and interest-bearing deposits with banks, partially offset by net purchases of securities available for sale and held to maturity and increased loans and leases.
Net cash used in financing activities of $2.7 billion for the three months ended March 31, 2017, was primarily attributable to decreased levels of total deposits and short-term other borrowings. The decrease in total deposits was attributable to lower levels of interest-bearing non-U.S. office and savings and money market client deposits. For the three months ended March 31, 2016, net cash used in financing activities of $0.2 million primarily reflected the repurchase of common stock pursuant to the Corporation’s share repurchase program, federal funds purchased and cash dividends paid to common stockholders, partially offset by higher levels of total deposits.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality securities portfolio, with 81% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2017, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 10% was rated double-A, 3% was rated below double-A, and 6% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long term ratings are at least A).
Net unrealized losses within the investment securities portfolio totaled $26.1 million at March 31, 2017, compared to net unrealized losses of $68.1 million as of December 31, 2016. Net unrealized losses as of March 31, 2017 were comprised of $126.7 million and $152.8 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at March 31, 2017, the largest component was $63.6 million of government sponsored agency securities which were primarily attributable to changes in market rates since purchase. $34.0 million of unrealized losses in securities classified as “other,” related to securities primarily purchased at a premium or par by Northern Trust for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Also, $23.0 million of the unrealized losses related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase; as of March 31, 2017, 35% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the three months ended March 31, 2017, charges of $0.1 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA eligible securities. There were no OTTI losses for the three months ended March 31, 2016. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Table 24: Nonperforming Assets

($ In Millions)	March 31, 2017		December 31, 2016	March 31, 2016
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$60.6		$33.7	$41.7
Commercial Real Estate	12.1		11.6	13.5
Total Commercial	72.7		45.3	55.2
Personal
Residential Real Estate	107.0		114.6	108.5
Private Client	0.2		0.3	0.3
Total Personal	107.2		114.9	108.8
Total Nonperforming Loans and Leases	179.9		160.2	164.0
Other Real Estate Owned	6.9		5.2	10.4
Total Nonperforming Assets	186.8		165.4	174.4
90 Day Past Due Loans Still Accruing	$9.9		$31.0	$10.2
Nonperforming Loans and Leases to Total Loans and Leases	0.54%		0.47%	0.48%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	0.9	x	1.0x	1.2x
Nonperforming assets of $186.8 million as of March 31, 2017, primarily reflected increases within the commercial portfolio, which resulted in an increase to the specific allowance for credit losses, partially offset by payments and charge-offs within the residential real estate portfolio as compared to the prior year. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
The provision for credit losses was a credit of $1.0 million in the current quarter, compared to a provision of $2.0 million in the prior-year quarter. Net charge-offs were $2.0 million, resulting from $4.7 million of charge-offs and $2.7 million of recoveries, compared to $2.7 million of net charge-offs in the prior-year quarter, resulting from $5.3 million of charge-offs and $2.6 million of recoveries. Residential real estate loans accounted for 59% and 66% of total nonperforming loans and leases at March 31, 2017 and 2016, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2017 and 2016 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 25: Allocation of the Allowance for Credit Losses

	March 31, 2017		December 31, 2016		March 31, 2016
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$8.7	—%	$2.1	—%	$1.4	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	34.9	28	34.7	28	38.6	29
Commercial Real Estate	68.1	12	69.2	12	74.2	12
Lease Financing, net	0.3	1	0.4	1	1.1	1
Non-U.S.	—	5	—	5	—	5
Other	0.6	1	0.6	1	—	1
Total Commercial	103.9	47	104.9	47	113.9	48
Personal
Residential Real Estate	65.9	22	69.0	23	95.2	25
Private Client	8.3	31	13.8	30	19.5	27
Other	2.2	—	2.2	—	2.6	—
Total Personal	76.4	53	85.0	53	117.3	52
Total Allocated Inherent Allowance	$180.3	100%	$189.9	100%	$231.2	100%
Total Allowance for Credit Losses	$189.0		$192.0		$232.6
Allowance Assigned to
Loans and Leases	$162.0		$161.0		$195.6
Undrawn Commitments and Standby Letters of Credit	27.0		31.0		37.0
Total Allowance for Credit Losses	$189.0		$192.0		$232.6
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.48%		0.48%		0.57%

MARKET RISK MANAGEMENT

There are two types of market risk, interest rate risk and market risk. Interest rate risk is the potential for movements in interest rates to cause changes in net interest income and the market value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.
Northern Trust uses two primary measurement techniques to manage interest rate risk: Net Interest Income (NII) sensitivity and Market Value of Equity (MVE) sensitivity. Simulation of NII provides management with a short-term view of the impact of interest rate changes on NII. Simulation of MVE provides management with a long-term view of interest rate changes on MVE as of the period-end balance sheet. Both simulation models use the same initial market interest rates and product balances. These two techniques, which are performed monthly, are complementary and are used in concert to provide a comprehensive interest rate risk management capability.
As part of its risk management activities, Northern Trust also regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016.
NII Sensitivity — The modeling of NII sensitivity incorporates on-balance-sheet positions, as well as derivative financial instruments (principally interest rate swaps) that are used to manage interest rate risk. Northern Trust uses market implied forward interest rates as the base case and measures the sensitivity (i.e. change) of a static balance sheet to changes in interest rates. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e. twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e. basis risk).
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

▪
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

▪
prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;

▪	cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;

▪
non-maturity deposit pricing and lives are projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies/or judgment; and

▪	new business rates are based on current spreads to market indices.
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point upward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates, the simulation of NII for rates 100 and 200 basis points lower would not provide meaningful results.
Table 26: Net Interest Income Sensitivity

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market-Implied Forward Rates
100 Basis Points	$25
200 Basis Points	38
The NII sensitivity analysis does not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movement. For that reason and others, they do not reflect the likely actual results but serve as conservative

MARKET RISK MANAGEMENT (continued)

estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.
MVE Sensitivity — MVE is defined as the present value of assets minus the present value of liabilities, net of the value of instruments that are used to manage the interest rate risk of balance sheet items. The potential effect of interest rate changes on MVE is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures MVE sensitivity under various rate scenarios. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e. twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e. basis risk).
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

▪
the present value of nonmaturity deposits are estimated using remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management judgment — some balances are assumed to be core and have long lives while other balances are assumed to be temporary and have comparatively shorter lives; and

▪	the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up from current market implied forward rates. Given the low level of interest rates and assumed interest rate floors as rates approach zero, the simulation of MVE for rates 100 or 200 basis points lower would not provide meaningful results.
Table 27: Market Value of Equity Sensitivity as of March 31, 2017

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$320
200 Basis Points	323
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
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally weighted and exponentially weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look-back periods of one year and four years. Those alternative measures provide management a rich array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.

MARKET RISK MANAGEMENT (continued)

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
Table 28: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
High	$1.6	$1.4	$1.6	$1.5	$1.1	$0.7
Low	0.2	0.1	—	—	0.2	0.1
Average	0.5	0.3	0.1	0.1	0.5	0.3
Quarter-End	1.1	1.4	0.3	1.5	1.1	0.2
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
Table 29: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	March 31, 2017			March 31, 2016
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$410.3	$8.9	$419.2	$352.0	$6.2	$358.2
Interest Expense	56.8	—	56.8	44.2	—	44.2
Net Interest Income	$353.5	$8.9	$362.4	$307.8	$6.2	$314.0
Net Interest Margin	1.32%		1.35%	1.18%		1.21%

Revenue	$1,284.4	$8.9	$1,293.3	1,190.0	6.2	1,196.2

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
In 2016, Northern Trust focused efforts on its assessment project as well as an extensive contract review, covering services offered in each of its respective locations throughout the world. Northern Trust recognizes the majority of its revenues “over time” under current policy and expects to continue this practice upon adoption of ASU 2014-09. ASU 2014-09 is not expected to require significant changes to revenue-related information technology applications. Northern Trust is currently developing detailed disclosures required by ASU 2014-09. Further, Northern Trust is continuing to assess the extent of changes to the control environment and will continue to evaluate certain aspects of ASU 2014-09 such as transition method and agent vs. principal considerations. ASU 2014-09 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS (continued)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income unless a policy election is made for investments without readily determinable fair values. Additionally, ASU 2016-01 requires public entities to use the exit price notion when measuring the fair value of financial instruments for measurement purposes and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Furthermore, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. Although Northern Trust is currently assessing the impact of ASU 2016-01, it is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business by adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, along with providing a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Although Northern Trust is currently assessing the impact of ASU 2017-01, it is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 amends the subsequent measurement of goodwill whereby Step 2 from the goodwill impairment test is eliminated. As a result, the goodwill impairment test should be performed by comparing the fair value of a reporting unit to its carrying value and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Although Northern Trust is currently assessing the impact of ASU 2017-04, it is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies that an in-substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. Transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under Accounting Standards Codification 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Furthermore, ASU 2017-05 also impacts the accounting for partial sales of nonfinancial assets, and provides that when an entity transfers its controlling financial interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS (continued)

value. This will result in full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted, and is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). Under current GAAP, net benefit cost on pension and postretirement benefit plans includes multiple components, including current period employee service cost, interest cost on the obligation, expected return on plan assets, and amortization of various amounts deferred from previous periods. ASU 2017-07 requires the bifurcation of the net benefit cost by presenting separately the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. As ASU 2017-07 will affect the presentation but not the measurement of the net benefit cost, it is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Securities” (ASU 2017-08), which amends the amortization period for certain callable debt securities held at a premium and shortens the amortization period for the premium to the earliest call date. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2017-08.
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

FORWARD-LOOKING STATEMENTS (continued)

•
changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including changes that may affect leverage limits and risk-based capital and liquidity requirements, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, or restrict or increase the regulation of certain activities carried on by financial institutions, including Northern Trust;

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

•
the referendum held in the United Kingdom in which voters approved a departure from the European Union, commonly referred to as “Brexit,” and any effects thereof on global economic conditions, global financial markets, and our business and results of operations;

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

•
other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and Due from Banks	$4,649.2	$5,332.0
Federal Reserve and Other Central Bank Deposits	25,959.5	26,674.2
Interest-Bearing Deposits with Banks	5,247.8	4,800.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,933.8	1,974.3
Securities
Available for Sale	34,997.6	35,579.8
Held to Maturity (Fair value of $8,933.4 and $8,905.1)	8,938.4	8,921.1
Trading Account	1.4	0.3
Total Securities	43,937.4	44,501.2
Loans and Leases
Commercial	15,527.4	15,902.3
Personal	17,944.4	17,919.8
Total Loans and Leases (Net of unearned income of $39.1 and $41.2)	33,471.8	33,822.1
Allowance for Credit Losses Assigned to Loans and Leases	(162.0)	(161.0)
Buildings and Equipment	459.9	466.6
Client Security Settlement Receivables	1,559.9	1,043.7
Goodwill	519.3	519.4
Other Assets	3,912.1	4,953.8
Total Assets	$121,488.7	$123,926.9
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$20,698.6	$22,190.4
Savings and Money Market	15,878.8	16,509.0
Savings Certificates and Other Time	1,346.8	1,331.7
Non U.S. Offices — Noninterest-Bearing	9,848.0	7,972.5
— Interest-Bearing	52,757.3	53,648.1
Total Deposits	100,529.5	101,651.7
Federal Funds Purchased	369.5	204.8
Securities Sold Under Agreements to Repurchase	433.2	473.7
Other Borrowings	4,077.1	5,109.5
Senior Notes	1,496.8	1,496.6
Long-Term Debt	1,321.8	1,330.9
Floating Rate Capital Debt	277.4	277.4
Other Liabilities	3,005.7	3,611.9
Total Liabilities	111,511.0	114,156.5
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 229,585,949 and 228,605,485	408.6	408.6
Additional Paid-In Capital	1,010.2	1,035.8
Retained Earnings	9,074.4	8,908.4
Accumulated Other Comprehensive Loss	(352.0)	(370.0)
Treasury Stock (15,585,575 and 16,566,039 shares, at cost)	(1,045.5)	(1,094.4)
Total Stockholders’ Equity	9,977.7	9,770.4
Total Liabilities and Stockholders’ Equity	$121,488.7	$123,926.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions Except Share Information)	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$808.2	$748.2
Foreign Exchange Trading Income	48.1	60.5
Treasury Management Fees	14.7	16.2
Security Commissions and Trading Income	20.5	18.9
Other Operating Income	39.7	38.1
Investment Security Gains (Losses), net (Note)	(0.3)	0.3
Total Noninterest Income	930.9	882.2
Net Interest Income
Interest Income	410.3	352.0
Interest Expense	56.8	44.2
Net Interest Income	353.5	307.8
Provision for Credit Losses	(1.0)	2.0
Net Interest Income after Provision for Credit Losses	354.5	305.8
Noninterest Expense
Compensation	425.8	378.8
Employee Benefits	77.8	70.6
Outside Services	153.1	149.9
Equipment and Software	127.3	114.2
Occupancy	45.4	40.9
Other Operating Expense	65.1	74.4
Total Noninterest Expense	894.5	828.8
Income before Income Taxes	390.9	359.2
Provision for Income Taxes	114.8	113.8
Net Income	$276.1	$245.4
Preferred Stock Dividends	20.7	5.9
Net Income Applicable to Common Stock	$255.4	$239.5
Per Common Share
Net Income — Basic	$1.10	$1.03
— Diluted	1.09	1.03
Average Number of Common Shares Outstanding — Basic	229,059,540	228,619,089
— Diluted	230,630,876	229,797,945

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.1)	$—
Other Security Gains (Losses), net	(0.2)	0.3
Investment Security Gains (Losses), net	$(0.3)	$0.3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended March 31,
(In Millions)	2017	2016
Net Income	$276.1	$245.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	19.3	74.7
Net Unrealized (Losses) Gains on Cash Flow Hedges	(5.3)	6.1
Foreign Currency Translation Adjustments	2.0	3.9
Pension and Other Postretirement Benefit Adjustments	2.0	4.1
Other Comprehensive Income	18.0	88.8
Comprehensive Income	$294.1	$334.2
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2017	2016
Preferred Stock
Series D, Balance at January 1 and March 31	$882.0	$388.5
Issuance of Preferred Stock, Series D	—	—
Balance at March 31	882.0	388.5
Common Stock
Balance at January 1 and March 31	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,035.8	1,072.3
Treasury Stock Transactions — Stock Options and Awards	(81.8)	(71.2)
Stock Options and Awards — Amortization	56.2	26.4
Stock Options and Awards — Tax Benefit	—	(9.0)
Balance at March 31	1,010.2	1,018.5
Retained Earnings
Balance at January 1	8,908.4	8,242.8
Net Income	276.1	245.4
Dividends Declared — Common Stock	(89.4)	(83.9)
Dividends Declared — Preferred Stock	(20.7)	(5.9)
Balance at March 31	9,074.4	8,398.4
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(370.0)	(372.7)
Net Unrealized Gains on Securities Available for Sale	19.3	74.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.3)	6.1
Foreign Currency Translation Adjustments	2.0	3.9
Pension and Other Postretirement Benefit Adjustments	2.0	4.1
Balance at March 31	(352.0)	(283.9)
Treasury Stock
Balance at January 1	(1,094.4)	(1,033.6)
Stock Options and Awards	119.0	76.6
Stock Purchased	(70.1)	(140.3)
Balance at March 31	(1,045.5)	(1,097.3)
Total Stockholders’ Equity at March 31	$9,977.7	$8,832.8

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2017	2016
Cash Flows from Operating Activities:
Net Income	$276.1	$245.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses (Gains), net	0.3	(0.3)
Amortization and Accretion of Securities and Unearned Income, net	18.9	12.5
Provision for Credit Losses	(1.0)	2.0
Depreciation on Buildings and Equipment	23.3	22.4
Amortization of Computer Software	75.6	65.8
Amortization of Intangibles	2.4	2.1
Pension Plan Contributions	(11.5)	(9.1)
Change in Receivables	(5.6)	(95.4)
Change in Interest Payable	5.9	2.3
Change in Collateral With Derivative Counterparties, net	572.5	(200.1)
Other Operating Activities, net	(172.2)	(343.1)
Net Cash Provided by (Used in) Operating Activities	784.7	(295.5)
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	52.7	(143.9)
Change in Interest-Bearing Deposits with Banks	(327.8)	721.9
Net Change in Federal Reserve and Other Central Bank Deposits	767.1	1,987.3
Purchases of Securities — Held to Maturity	(2,284.1)	(1,287.7)
Proceeds from Maturity and Redemption of Securities — Held to Maturity	2,450.9	726.3
Purchases of Securities — Available for Sale	(2,633.6)	(3,285.2)
Proceeds from Sale, Maturity and Redemption of Securities — Available for Sale	3,235.9	2,416.6
Change in Loans and Leases	153.0	(950.6)
Purchases of Buildings and Equipment	(14.3)	(12.0)
Purchases and Development of Computer Software	(79.9)	(65.0)
Change in Client Security Settlement Receivables	(519.8)	261.0
Other Investing Activities, net	226.4	293.8
Net Cash Provided by Investing Activities	1,026.5	662.5
Cash Flows from Financing Activities:
Change in Deposits	(1,671.8)	388.6
Change in Federal Funds Purchased	164.7	(88.2)
Change in Securities Sold under Agreements to Repurchase	(40.4)	(39.5)
Change in Short-Term Other Borrowings	(1,030.6)	(27.1)
Repayments of Senior Notes and Long-Term Debt	(3.8)	(1.4)
Treasury Stock Purchased	(70.1)	(140.3)
Net Proceeds from Stock Options	37.2	5.3
Cash Dividends Paid on Common Stock	(86.9)	(82.8)
Cash Dividends Paid on Preferred Stock	(5.9)	(5.9)
Other Financing Activities, net	—	(8.9)
Net Cash Used in Financing Activities	(2,707.6)	(0.2)
Effect of Foreign Currency Exchange Rates on Cash	213.6	203.1
(Decrease) Increase in Cash and Due from Banks	(682.8)	569.9
Cash and Due from Banks at Beginning of Year	5,332.0	6,418.5
Cash and Due from Banks at End of Period	$4,649.2	$6,988.4
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$50.8	$41.8
Income Taxes Paid	43.5	215.0
Transfers from Loans to OREO	2.3	4.6

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2017 and 2016, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

The table below shows the effect of the change in presentation on the Corporation’s consolidated statements of cash flows and related footnotes for the three months ended March 31, 2016.

Table 30: Change in Presentation

Consolidated Statements of Cash Flows	Three Months Ended March 31, 2016
(In Millions)	Previously Reported	Adjustment	Revised
Change in Interest-Bearing Deposits with Banks	$716.7	$5.2	$721.9
Net Change in Federal Reserve Deposits	1,983.2	(1,983.2)	—
Net Change in Federal Reserve and Other Central Bank Deposits	—	1,987.3	1,987.3
Net Cash Provided by Investing Activities	653.2	9.3	662.5
Effect of Foreign Currency Exchange Rates on Cash	202.9	0.2	203.1
Increase in Cash and Due from Banks	560.4	9.5	569.9
Cash and Due from Banks at Beginning of Year	6,444.6	(26.1)	6,418.5
Cash and Due from Banks at End of Period	7,005.0	(16.6)	6,988.4

Footnote 14 Net Interest Income	Three Months Ended March 31, 2016
(In Millions)	Previously Reported	Adjustment	Revised
Interest-Bearing Due from and Deposits with Banks	$23.7	$(6.2)	$17.5
Federal Reserve Deposits and Other	23.0	(23.0)	—
Federal Reserve and Other Central Bank Deposits	$—	$29.2	$29.2

Notes to Consolidated Financial Statements (unaudited) (continued)

Adoption of ASU No. 2016-09. The Corporation adopted ASU No. 2016-09 on July 1, 2016 with an effective date of January 1, 2016, which resulted in a reclassification $3.6 million from additional paid-in capital to provision for income taxes, representing excess tax benefits previously recognized in additional paid-in-capital during the three months ended March 31, 2016.
Adoption of the standard impacted the Corporation’s previously reported quarterly results as follows:

	Three Months Ended
	March 31, 2016
($ In Millions except per share data)	As Reported	As Adjusted
Provision for Income Taxes	$117.4	$113.8
Net Income	241.8	245.4
Earnings Allocated to Participating Securities	4.1	4.1
Net Income Applicable to Common Stock	235.9	239.5

Effective Tax Rate	32.7%	31.7%

Basic Earnings per Share	1.01	1.03
Diluted Earnings per Share	1.01	1.03
Diluted Weighted Average Shares Outstanding (000s)	229,980	229,798

Additional Paid-In Capital	1,022.1	1,018.5
Retained Earnings	8,394.8	8,398.4

Note 2 – Recent Accounting Pronouncements
On January 1, 2017, the Corporation adopted ASU 2016-05, “Derivatives and Hedging (Topics 815): Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)” (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. Upon adoption of ASU 2016-05, the Corporation did not dedesignate any hedging relationships due to change in counterparty and therefore there was no impact to its consolidated financial condition or results of operations.
On January 1, 2017, the Corporation adopted ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)” (ASU 2016-06). The amendments in ASU 2016-06 clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The Corporation currently applies the approach for analyzing potential embedded derivative instruments in debt instruments detailed in ASU 2016-06 and therefore upon adoption there was no impact to its consolidated financial condition or results of operations.
On January 1, 2017, the Corporation adopted ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (ASU 2016-07), which requires that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Upon adoption of ASU 2016-07, the Corporation did not hold an interest in an investee that subsequently qualified for the use of the equity method and therefore there was no impact to the Corporation’s consolidated financial condition or results of operations.
On January 1, 2017, the Corporation adopted ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (ASU 2016-17). Under ASU 2016-17, a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity will consider its indirect interests held by related parties that are under common control on a proportionate basis. Upon adoption of ASU 2016-17, there was no impact to the Corporation’s consolidated financial condition or results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the three months ended March 31, 2017 or the year ended December 31, 2016.
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
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2017, Northern Trust’s available for sale securities portfolio included 1,434 Level 2 securities with an aggregate market value of $28.2 billion. All 1,434 securities were valued by external pricing vendors. As of December 31, 2016, Northern Trust’s available for sale securities portfolio included 1,409 Level 2 securities with an aggregate market value of $28.1 billion. All 1,409 securities were valued by external pricing vendors. Trading account securities, which totaled $1.4 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, were all valued using external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into

Notes to Consolidated Financial Statements (unaudited) (continued)

Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 19 — “Contingent Liabilities” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of March 31, 2017 and December 31, 2016.
Table 31: Level 3 Significant Unobservable Inputs

	March 31, 2017
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.3	million	Comparables	Price	$84	—	99
Swaps Related to Sale of Certain Visa Class B Common Shares	$26.4	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%	—	11.0%
				Conversion Rate	1.63x	—	1.65x
				Expected Duration	1.25	—	4.25 years

	December 31, 2016
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.7	million	Comparables	Price	$84	—	99
Swap Related to Sale of Certain Visa Class B Common Shares	$25.2	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%	—	11.0%
				Conversion Rate	1.63x	—	1.65x
				Expected Duration	1.50	—	4.50 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by fair value hierarchy level.
Table 32: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2017
Securities
Available for Sale
U.S. Government	$6,830.2	$—	$—	$—	$6,830.2
Obligations of States and Political Subdivisions	—	951.5	—	—	951.5
Government Sponsored Agency	—	17,936.4	—	—	17,936.4
Non-U.S. Government	—	218.1	—	—	218.1
Corporate Debt	—	3,559.0	—	—	3,559.0
Covered Bonds	—	884.9	—	—	884.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,761.3	—	—	1,761.3
Other Asset-Backed	—	2,351.9	—	—	2,351.9
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage-Backed	—	456.2	—	—	456.2
Other	—	43.8	—	—	43.8
Total Available for Sale	6,830.2	28,163.1	4.3	—	34,997.6
Trading Account	—	1.4	—	—	1.4
Total Available for Sale and Trading Securities	6,830.2	28,164.5	4.3	—	34,999.0
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	1,882.3	—	—	1,882.3
Interest Rate Contracts	—	116.2	—	—	116.2
Total Derivative Assets	—	1,998.5	—	(1,352.5)	646.0
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,874.7	—	—	1,874.7
Interest Rate Contracts	—	84.8	—	—	84.8
Other Financial Derivatives (1)	—	—	26.4	—	26.4
Total Derivative Liabilities	$—	$1,959.5	$26.4	$(1,148.7)	$837.2
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2017, derivative assets and liabilities shown above also include reductions of $411.0 million and $207.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2016
Securities
Available for Sale
U.S. Government	$7,522.6	$—	$—	$—	$7,522.6
Obligations of States and Political Subdivisions	—	885.2	—	—	885.2
Government Sponsored Agency	—	17,892.8	—	—	17,892.8
Non-U.S. Government	—	417.9	—	—	417.9
Corporate Debt	—	3,765.2	—	—	3,765.2
Covered Bonds	—	1,143.9	—	—	1,143.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,340.7	—	—	1,340.7
Other Asset-Backed	—	2,085.1	—	—	2,085.1
Auction Rate	—	—	4.7	—	4.7
Commercial Mortgage-Backed	—	471.6	—	—	471.6
Other	—	50.1	—	—	50.1
Total Available for Sale	7,522.6	28,052.5	4.7	—	35,579.8
Trading Account	—	0.3	—	—	0.3
Total Available for Sale and Trading Securities	7,522.6	28,052.8	4.7	—	35,580.1
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,609.6	—	—	3,609.6
Interest Rate Contracts	—	247.2	—	—	247.2
Total Derivative Assets	—	3,856.8	—	(2,170.4)	1,686.4
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,242.9	—	—	3,242.9
Interest Rate Contracts	—	108.0	—	—	108.0
Other Financial Derivatives (1)	—	—	25.2	—	25.2
Total Derivative Liabilities	$—	$3,350.9	$25.2	$(2,431.2)	$944.9
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

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2017 and 2016.
Table 33: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2017	2016
Fair Value at January 1	$4.7	$17.1
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	—	(0.4)
Purchases, Issues, Sales, and Settlements
Sales	—	(0.1)
Settlements	(0.4)	—
Fair Value at March 31	$4.3	$16.6

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale in the consolidated statements of comprehensive income.
Table 34: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended March 31,	2017	2016
Fair Value at January 1	$25.2	$10.8
Total (Gains) Losses:
Included in Earnings (1)	2.9	(0.3)
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(1.7)	(0.8)
Fair Value at March 31	$26.4	$9.7

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.
During the three months ended March 31, 2017 and 2016, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at March 31, 2017 and 2016, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $28.7 million and $0.6 million, respectively, at March 31, 2017, and $10.1 million and $2.5 million, respectively, at March 31, 2016. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the fair value of, and the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.
Table 35: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	March 31, 2017
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$28.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.6 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$6.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 36: Fair Value of Financial Instruments

(In Millions)	March 31, 2017
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,649.2	$4,649.2	$4,649.2	$—	$—
Federal Reserve and Other Central Bank Deposits	25,959.5	25,959.5	—	25,959.5	—
Interest-Bearing Deposits with Banks	5,247.8	5,247.8	—	5,247.8	—
Federal Funds Sold and Resell Agreements	1,933.8	1,933.8	—	1,933.8	—
Securities
Available for Sale (Note)	34,997.6	34,997.6	6,830.2	28,163.1	4.3
Held to Maturity	8,938.4	8,933.4	6.0	8,927.4	—
Trading Account	1.4	1.4	—	1.4	—
Loans (excluding Leases)
Held for Investment	33,056.5	33,151.9	—	—	33,151.9
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,559.9	1,559.9	—	1,559.9	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	158.1	158.1	—	158.1	—
Community Development Investments	209.8	209.8	—	209.8	—
Employee Benefit and Deferred Compensation	185.2	182.3	118.3	64.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$46,425.4	$46,425.4	$46,425.4	$—	$—
Savings Certificates and Other Time	1,346.8	1,351.4	—	1,351.4	—
Non U.S. Offices Interest-Bearing	52,757.3	52,757.3	—	52,757.3	—
Federal Funds Purchased	369.5	369.5	—	369.5	—
Securities Sold under Agreements to Repurchase	433.2	433.2	—	433.2	—
Other Borrowings	4,077.1	4,079.7	—	4,079.7	—
Senior Notes	1,496.8	1,537.3	—	1,537.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,302.5	1,315.5	—	1,315.5	—
Floating Rate Capital Debt	277.4	252.6	—	252.6	—
Other Liabilities
Standby Letters of Credit	36.8	36.8	—	—	36.8
Loan Commitments	37.5	37.5	—	—	37.5
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.5	$30.5	$—	$30.5	$—
Liabilities	42.1	42.1	—	42.1	—
Interest Rate Contracts
Assets	39.4	39.4	—	39.4	—
Liabilities	17.5	17.5	—	17.5	—
Other Financial Derivatives
Liabilities (1)	26.4	26.4	—	—	26.4
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,851.8	1,851.8	—	1,851.8	—
Liabilities	1,832.6	1,832.6	—	1,832.6	—
Interest Rate Contracts
Assets	76.8	76.8	—	76.8	—
Liabilities	67.3	67.3	—	67.3	—
Note: Refer to the table located on page 32 for the disaggregation of available for sale securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2016
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$5,332.0	$5,332.0	$5,332.0	$—	$—
Federal Reserve and Other Central Bank Deposits	26,674.2	26,674.2	—	26,674.2	—
Interest-Bearing Deposits with Banks	4,800.6	4,800.6	—	4,800.6	—
Federal Funds Sold and Resell Agreements	1,974.3	1,974.3	—	1,974.3	—
Securities
Available for Sale (Note)	35,579.8	35,579.8	7,522.6	28,052.5	4.7
Held to Maturity	8,921.1	8,905.1	15.0	8,890.1	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	33,354.1	33,471.3	—	—	33,471.3
Held for Sale	13.4	13.4	—	—	13.4
Client Security Settlement Receivables	1,043.7	1,043.7	—	1,043.7	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	203.1	203.1	—	203.1	—
Community Development Investments	218.9	215.5	—	215.5	—
Employee Benefit and Deferred Compensation	166.2	162.5	107.2	55.3	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$46,671.9	$46,671.9	$46,671.9	$—	$—
Savings Certificates and Other Time	1,331.7	1,337.5	—	1,337.5	—
Non U.S. Offices Interest-Bearing	53,648.1	53,648.1	—	53,648.1	—
Federal Funds Purchased	204.8	204.8	—	204.8	—
Securities Sold under Agreements to Repurchase	473.7	473.7	—	473.7	—
Other Borrowings	5,109.5	5,113.4	—	5,113.4	—
Senior Notes	1,496.6	1,535.5	—	1,535.5	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,307.9	1,316.0	—	1,316.0	—
Floating Rate Capital Debt	277.4	251.0	—	251.0	—
Other Liabilities
Standby Letters of Credit	37.2	37.2	—	—	37.2
Loan Commitments	41.2	41.2	—	—	41.2
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$335.4	$335.4	$—	$335.4	$—
Liabilities	21.2	21.2	—	21.2	—
Interest Rate Contracts
Assets	160.2	160.2	—	160.2	—
Liabilities	22.8	22.8	—	22.8	—
Other Financial Derivatives
Liabilities (1)	25.2	25.2	—	—	25.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,274.2	3,274.2	—	3,274.2	—
Liabilities	3,221.7	3,221.7	—	3,221.7	—
Interest Rate Contracts
Assets	87.0	87.0	—	87.0	—
Liabilities	85.2	85.2	—	85.2	—
Note: Refer to the table located on page 33 for the disaggregation of available for sale securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of securities at March 31, 2017 and December 31, 2016.
Table 37: Reconciliation of Amortized Cost to Fair Value of Securities Available for Sale

Securities Available for Sale	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$6,815.5	$27.9	$13.2	$6,830.2
Obligations of States and Political Subdivisions	953.2	0.2	1.9	951.5
Government Sponsored Agency	17,947.4	52.6	63.6	17,936.4
Non-U.S. Government	219.8	—	1.7	218.1
Corporate Debt	3,578.0	3.6	22.6	3,559.0
Covered Bonds	887.3	1.1	3.5	884.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,761.0	3.1	2.8	1,761.3
Other Asset-Backed	2,349.0	4.4	1.5	2,351.9
Auction Rate	4.6	—	0.3	4.3
Commercial Mortgage-Backed	459.1	—	2.9	456.2
Other	43.8	—	—	43.8
Total	$35,018.7	$92.9	$114.0	$34,997.6

Securities Available for Sale	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$7,514.5	$22.4	$14.3	$7,522.6
Obligations of States and Political Subdivisions	890.8	—	5.6	885.2
Government Sponsored Agency	17,914.1	49.3	70.6	17,892.8
Non-U.S. Government	420.0	—	2.1	417.9
Corporate Debt	3,787.4	2.6	24.8	3,765.2
Covered Bonds	1,148.6	0.8	5.5	1,143.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,343.6	0.9	3.8	1,340.7
Other Asset-Backed	2,083.7	2.7	1.3	2,085.1
Auction Rate	5.0	—	0.3	4.7
Commercial Mortgage-Backed	474.1	—	2.5	471.6
Other	50.1	—	—	50.1
Total	$35,631.9	$78.7	$130.8	$35,579.8

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 38: Reconciliation of Amortized Cost to Fair Value of Securities Held to Maturity

Securities Held to Maturity	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$6.0	$—	$—	$6.0
Obligations of States and Political Subdivisions	49.0	2.6	—	51.6
Government Sponsored Agency	6.8	0.5	—	7.3
Corporate Debt	252.6	0.1	0.4	252.3
Covered Bonds	2,295.6	11.6	2.7	2,304.5
Non-U.S. Government	3,282.6	6.6	0.4	3,288.8
Certificates of Deposit	306.5	—	—	306.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,422.3	10.8	1.3	2,431.8
Other Asset-Backed	186.4	1.6	—	188.0
Other	130.6	—	34.0	96.6
Total	$8,938.4	$33.8	$38.8	$8,933.4

Securities Held to Maturity	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$15.0	$—	$—	$15.0
Obligations of States and Political Subdivisions	63.6	2.7	—	66.3
Government Sponsored Agency	7.4	0.5	—	7.9
Corporate Debt	231.2	0.2	0.4	231.0
Covered Bonds	2,051.6	10.1	3.7	2,058.0
Non-U.S. Government	3,517.5	4.9	2.3	3,520.1
Certificates of Deposit	606.0	0.2	0.1	606.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,154.7	10.5	2.8	2,162.4
Other Asset-Backed	143.4	0.1	—	143.5
Other	130.7	—	35.9	94.8
Total	$8,921.1	$29.2	$45.2	$8,905.1
Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of securities as of March 31, 2017.
Table 39: Remaining Maturity of Securities Available for Sale and Held to Maturity

	March 31, 2017
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$6,665.1	$6,660.1
Due After One Year Through Five Years	21,136.2	21,124.3
Due After Five Years Through Ten Years	6,015.5	6,017.7
Due After Ten Years	1,201.9	1,195.5
Total	35,018.7	34,997.6
Held to Maturity
Due in One Year or Less	2,914.6	2,916.9
Due After One Year Through Five Years	5,764.1	5,783.4
Due After Five Years Through Ten Years	201.2	200.2
Due After Ten Years	58.5	32.9
Total	$8,938.4	$8,933.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. Net investment security losses of $0.3 million were recognized in the three months ended March 31, 2017, which include $0.1 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment ACT (CRA) eligible held to maturity securities. Net investment security gains of $0.3 million were recognized in the three months ended March 31, 2016. For three months ended March 31, 2017, proceeds of $541.3 million were received from the sale of securities resulting in gross realized losses of $0.2 million. For the three months ended March 31, 2016, proceeds of $513.6 million were received from the sale of securities, resulting in realized gross gains of $0.3 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2017 and December 31, 2016.
Table 40: Securities with Unrealized Losses

Securities with Unrealized Losses as of March 31, 2017	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$1,701.3	$13.2	$—	$—	$1,701.3	$13.2
Obligations of States and Political Subdivisions	750.1	1.9	—	—	750.1	1.9
Government Sponsored Agency	7,455.5	51.5	2,433.8	12.1	9,889.3	63.6
Non-U.S. Government	1,729.3	2.1	—	—	1,729.3	2.1
Corporate Debt	1,555.2	9.6	807.3	13.4	2,362.5	23.0
Covered Bonds	829.3	6.0	139.2	0.2	968.5	6.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,089.2	3.4	249.3	0.7	1,338.5	4.1
Other Asset-Backed	714.5	1.5	—	—	714.5	1.5
Auction Rate	0.4	0.1	3.8	0.2	4.2	0.3
Commercial Mortgage-Backed	439.3	2.9	—	—	439.3	2.9
Other	48.4	14.1	51.6	19.9	100.0	34.0
Total	$16,312.5	$106.3	$3,685.0	$46.5	$19,997.5	$152.8

Securities with Unrealized Losses as of December 31, 2016	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$1,603.0	$14.3	$—	$—	$1,603.0	$14.3
Obligations of States and Political Subdivisions	865.3	5.6	—	—	865.3	5.6
Government Sponsored Agency	8,252.5	58.5	2,121.0	12.1	10,373.5	70.6
Non-U.S. Government	2,957.1	4.4	—	—	2,957.1	4.4
Corporate Debt	1,601.7	11.2	1,054.4	14.0	2,656.1	25.2
Covered Bonds	809.0	8.6	138.9	0.6	947.9	9.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,136.1	5.7	249.1	0.9	1,385.2	6.6
Other Asset-Backed	584.3	1.3	—	—	584.3	1.3
Certificates of Deposit	81.4	0.1	—	—	81.4	0.1
Auction Rate	0.4	0.1	4.3	0.2	4.7	0.3
Commercial Mortgage-Backed	471.5	2.5	—	—	471.5	2.5
Other	50.5	17.9	59.7	18.0	110.2	35.9
Total	$18,412.8	$130.2	$3,627.4	$45.8	$22,040.2	$176.0
As of March 31, 2017, 1,074 securities with a combined fair value of $20.0 billion were in an unrealized loss position, with their unrealized losses totaling $152.8 million. Unrealized losses of $63.6 million related to government sponsored agency securities are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $23.0 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 35% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $34.0 million of unrealized losses in securities classified as “other” at March 31, 2017, related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $0.3 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail, preventing holders

Notes to Consolidated Financial Statements (unaudited) (continued)

from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2017, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of March 31, 2017, Northern Trust did not intend to sell any investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There were $0.1 million of OTTI losses recognized in the three months ended March 31, 2017 related to CRA-eligible mortgage-backed securities. There were no OTTI losses recognized during the three months ended March 31, 2016.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 41: Cumulative Credit-Related Losses on Securities

	Three Months Ended March 31,
(In Millions)	2017	2016
Cumulative Credit-Related Losses on Securities Held — Beginning of Period	$3.4	$5.2
Plus: Losses on Newly Identified Impairments	—	—
Additional Losses on Previously Identified Impairments	0.1	—
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—
Cumulative Credit-Related Losses on Securities Held — End of Period	$3.5	$5.2
Note 5 – Securities Sold Under Agreements to Repurchase
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2017.
Table 42: Repurchase Agreements Accounted for as Secured Borrowings

March 31, 2017
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$433.2
Total Borrowings	$433.2
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 21	$433.2
Amounts related to agreements not included in Note 21	$—
Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 43: Loans and Leases

(In Millions)	March 31, 2017	December 31, 2016
Commercial
Commercial and Institutional	$9,487.3	$9,523.0
Commercial Real Estate	3,922.8	4,002.5
Non-U.S.	1,654.0	1,877.8
Lease Financing, net	253.6	293.9
Other	209.7	205.1
Total Commercial	15,527.4	15,902.3
Personal
Private Client	10,375.8	10,052.0
Residential Real Estate	7,542.1	7,841.9
Other	26.5	25.9
Total Personal	17,944.4	17,919.8
Total Loans and Leases	33,471.8	33,822.1
Allowance for Credit Losses Assigned to Loans and Leases	(162.0)	(161.0)
Net Loans and Leases	$33,309.8	$33,661.1
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2017 and December 31, 2016, equity credit lines totaled $1.1 billion and $1.2 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 92% and 91% of the total equity credit lines as of March 31, 2017 and December 31, 2016, respectively.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $920.1 million at March 31, 2017, and $1.4 billion at December 31, 2016. Demand deposits reclassified as loan balances totaled $74.8 million and $88.1 million at March 31, 2017 and December 31, 2016, respectively. There were no loans classified as held for sale as of March 31, 2017. Loans classified as held for sale totaled $13.4 million as of December 31, 2016. Leases classified as held for sale totaled $32.3 million as of March 31, 2017 and $43.0 million as of December 31, 2016, respectively, related to the decision to exit a non-strategic loan and lease portfolio.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Loan and lease segment and class balances as of March 31, 2017 and December 31, 2016 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 44: Borrower Ratings

	March 31, 2017				December 31, 2016
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$6,278.1	$3,080.6	$128.6	$9,487.3	$6,293.2	$3,108.5	$121.3	$9,523.0
Commercial Real Estate	1,742.3	2,157.6	22.9	3,922.8	1,825.7	2,134.8	42.0	4,002.5
Non-U.S.	379.9	1,272.8	1.3	1,654.0	602.8	1,273.5	1.5	1,877.8
Lease Financing, net	200.8	52.8	—	253.6	214.3	79.6	—	293.9
Other	113.4	95.5	0.8	209.7	135.5	67.9	1.7	205.1
Total Commercial	8,714.5	6,659.3	153.6	15,527.4	9,071.5	6,664.3	166.5	15,902.3
Personal
Private Client	6,526.9	3,839.4	9.5	10,375.8	6,373.2	3,668.4	10.4	10,052.0
Residential Real Estate	2,564.4	4,664.3	313.4	7,542.1	2,617.8	4,913.9	310.2	7,841.9
Other	14.4	12.0	0.1	26.5	17.1	8.5	0.3	25.9
Total Personal	9,105.7	8,515.7	323.0	17,944.4	9,008.1	8,590.8	320.9	17,919.8
Total Loans and Leases	$17,820.2	$15,175.0	$476.6	$33,471.8	$18,079.6	$15,255.1	$487.4	$33,822.1
Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of March 31, 2017 and December 31, 2016.
Table 45: Delinquency Status

March 31, 2017
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,398.5	$21.8	$2.4	$4.0	$9,426.7	$60.6	$9,487.3
Commercial Real Estate	3,887.8	15.8	3.0	4.1	3,910.7	12.1	3,922.8
Non-U.S.	1,654.0	—	—	—	1,654.0	—	1,654.0
Lease Financing, net	253.6	—	—	—	253.6	—	253.6
Other	209.7	—	—	—	209.7	—	209.7
Total Commercial	15,403.6	37.6	5.4	8.1	15,454.7	72.7	15,527.4
Personal
Residential Real Estate	7,389.4	40.0	5.6	0.1	7,435.1	107.0	7,542.1
Private Client	10,216.4	155.0	2.5	1.7	10,375.6	0.2	10,375.8
Other	26.5	—	—	—	26.5	—	26.5
Total Personal	17,632.3	195.0	8.1	1.8	17,837.2	107.2	17,944.4
Total Loans and Leases	$33,035.9	$232.6	$13.5	$9.9	$33,291.9	$179.9	$33,471.8
	Other Real Estate Owned					$6.9
	Total Nonperforming Assets					$186.8

December 31, 2016
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,470.0	$5.3	$2.3	$11.7	$9,489.3	$33.7	$9,523.0
Commercial Real Estate	3,974.4	10.9	1.0	4.6	3,990.9	11.6	4,002.5
Non-U.S.	1,877.7	0.1	—	—	1,877.8	—	1,877.8
Lease Financing, net	293.9	—	—	—	293.9	—	293.9
Other	205.1	—	—	—	205.1	—	205.1
Total Commercial	15,821.1	16.3	3.3	16.3	15,857.0	45.3	15,902.3
Personal
Private Client	9,988.7	40.8	8.5	13.7	10,051.7	0.3	10,052.0
Residential Real Estate	7,675.7	44.5	6.1	1.0	7,727.3	114.6	7,841.9
Other	25.9	—	—	—	25.9	—	25.9
Total Personal	17,690.3	85.3	14.6	14.7	17,804.9	114.9	17,919.8
Total Loans and Leases	$33,511.4	$101.6	$17.9	$31.0	$33,661.9	$160.2	$33,822.1
	Other Real Estate Owned					$5.2
	Total Nonperforming Assets					$165.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 46: Information about Impaired Loans as of the Period End

	As of March 31, 2017			As of December 31, 2016
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$31.9	$34.5	$—	$32.2	$34.6	$—
Commercial Real Estate	11.6	14.1	—	14.7	18.6	—
Lease Financing, net	—	—	—	—	—	—
Private Client	0.1	0.1	—	0.3	0.3	—
Residential Real Estate	91.8	127.5	—	101.2	138.4	—
With a Related Specific Allowance
Commercial and Institutional	27.3	27.6	7.2	—	—	—
Commercial Real Estate	2.8	2.8	0.7	—	—	—
Lease Financing, net	—	—	—	—	—	—
Private Client	—	—	—	—	—	—
Residential Real Estate	7.3	7.4	0.8	7.7	7.9	2.1
Total
Commercial	73.6	79.0	7.9	46.9	53.2	—
Personal	99.2	135.0	0.8	109.2	146.6	2.1
Total	$172.8	$214.0	$8.7	$156.1	$199.8	$2.1

	Three Months Ended March 31,
	2017		2016
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$39.0	$—	$28.3	$—
Commercial Real Estate	14.9	0.1	17.7	0.1
Lease Financing, net	—	—	0.4	0.1
Private Client	0.2	—	0.3	—
Residential Real Estate	101.7	0.5	99.6	0.4
With a Related Specific Allowance
Commercial and Institutional	9.1	—	8.4	—
Commercial Real Estate	0.9	—	—	—
Lease Financing, net	—	—	2.1	—
Private Client	—	—	—	—
Residential Real Estate	2.4	—	1.5	—
Total
Commercial	63.9	0.1	56.9	0.2
Personal	104.3	0.5	101.4	0.4
Total	$168.2	$0.6	$158.3	$0.6
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.3 million and $2.1 million, respectively, for the three months ended March 31, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited) (continued)

There were $5.0 million and $2.3 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2017 and December 31, 2016, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $79.9 million and $85.2 million of nonperforming TDRs, and $37.9 million and $42.4 million of performing TDRs as of March 31, 2017 and December 31, 2016, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three-month periods ended March 31, 2017 and 2016, and the recorded investments and unpaid principal balances as of March 31, 2017 and 2016.
Table 47: Modified Troubled Debt Restructurings

($ In Millions)	Three Months Ended March 31, 2017
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—
Commercial Real Estate	1	1.4	1.4
Total Commercial	1	1.4	1.4
Personal
Private Client	1	—	0.1
Residential Real Estate	19	3.9	3.9
Total Personal	20	3.9	4.0
Total Loans and Leases	21	$5.3	$5.4
Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2016
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$4.0	$6.0
Commercial Real Estate	5	5.4	7.7
Total Commercial	7	9.4	13.7
Personal
Private Client	—	—	—
Residential Real Estate	24	5.5	6.2
Total Personal	24	5.5	6.2
Total Loans and Leases	31	$14.9	$19.9
Note: Period end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve interest rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended March 31, 2017, the majority of TDR modifications of loans within residential real estate were extension of term, other modifications, interest rate concessions and deferred principal. During the three months ended March 31, 2017, the majority of TDR modifications within commercial real estate were extension of term, and other modifications. During the three months ended March 31, 2016, the majority of TDR modifications of loans within residential real estate were deferred

Notes to Consolidated Financial Statements (unaudited) (continued)

principal, extension of term, interest rate concessions, and other modifications. During the three months ended March 31, 2016, the majority of TDR modifications within commercial and institutional, and commercial real estate classes were extension of term and other modifications.
There were no loans modified in a TDR during the twelve months ended December 31, 2016, which subsequently became nonperforming during the three months ended March 31, 2017.
There was one loan modified in a TDR during the twelve months ended December 31, 2015, which subsequently became nonperforming during the three months ended March 31, 2016. The total recorded investment and unpaid principal balance for these loans was approximately $0.1 million.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2017, Northern Trust held foreclosed residential real estate properties with a carrying value of $5.9 million as a result of obtaining physical possession. In addition, as of March 31, 2017, Northern Trust had consumer loans with a carrying value of $26.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
The following table provides information regarding changes in the total allowance for credit losses by segment during the three months ended March 31, 2017 and 2016.
Table 48: Changes in the Allowance for Credit Losses

	Three Months Ended March 31,
	2017			2016
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3
Charge-Offs	(1.1)	(3.6)	(4.7)	(3.5)	(1.8)	(5.3)
Recoveries	1.6	1.1	2.7	1.2	1.4	2.6
Net (Charge-Offs) Recoveries	0.5	(2.5)	(2.0)	(2.3)	(0.4)	(2.7)
Provision for Credit Losses	6.4	(7.4)	(1.0)	2.7	(0.7)	2.0
Balance at End of Period	$111.8	$77.2	$189.0	$115.2	$117.4	$232.6

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2017 and December 31, 2016.
Table 49: Recorded Investments in Loans and Leases

	March 31, 2017			December 31, 2016
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$73.6	$99.2	$172.8	$46.9	$109.2	$156.1
Evaluated for Inherent Impairment	15,453.8	17,845.2	33,299.0	15,855.4	17,810.6	33,666.0
Total Loans and Leases	15,527.4	17,944.4	33,471.8	15,902.3	17,919.8	33,822.1
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	7.9	0.8	8.7	—	2.1	2.1
Evaluated for Inherent Impairment	83.6	69.7	153.3	83.7	75.2	158.9
Allowance Assigned to Loans and Leases	91.5	70.5	162.0	83.7	77.3	161.0
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	20.3	6.7	27.0	21.2	9.8	31.0
Total Allowance for Credit Losses	$111.8	$77.2	$189.0	$104.9	$87.1	$192.0
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. As of March 31, 2017, securities and loans totaling $42.6 billion ($31.5 billion of government-sponsored agency and other securities, $990.4 million of obligations of states and political subdivisions and $10.1 billion of loans) were pledged. This compares to $40.3 billion ($29.7 billion of government-sponsored agency and other securities, $939.8 million of obligations of states and political subdivisions and $9.6 billion of loans) at December 31, 2016. Collateral required for these purposes totaled $7.1 billion and $9.7 billion at March 31, 2017 and December 31, 2016, respectively. Available for sale securities with a total fair value of $1.3 billion and $1.4 billion at March 31, 2017 and December 31, 2016 were included in the total pledged assets, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral was $1.6 billion as of March 31, 2017 and $1.8 billion as of December 31, 2016. There was no repledged or sold collateral at March 31, 2017 or December 31, 2016.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $2.0 billion and $1.8 billion for the three months ended March 31, 2017 and 2016.
Note 9 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at March 31, 2017, and December 31, 2016, were as follows:
Table 50: Goodwill by Reporting Segment

(In Millions)	March 31, 2017	December 31, 2016
Corporate & Institutional Services	$448.3	$448.4
Wealth Management	71.0	71.0
Total Goodwill	$519.3	$519.4

Notes to Consolidated Financial Statements (unaudited) (continued)

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2017 and December 31, 2016, were as follows:
Table 51: Other Intangible Assets

(In Millions)	March 31, 2017	December 31, 2016
Gross Carrying Amount	$90.9	$89.0
Less: Accumulated Amortization	49.8	47.2
Net Book Value	$41.1	$41.8
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.4 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. Amortization for the remainder of 2017 and for the years 2018, 2019, 2020, and 2021 is estimated to be $6.7 million, $8.3 million, $8.2 million, $8.2 million and $5.9 million, respectively.
On February 19, 2017, the Corporation entered into a definitive agreement with UBS AG to acquire UBS Asset Management’s fund administration servicing businesses in Luxembourg and Switzerland, for an initial purchase price of approximately $175 million in cash, subject to adjustment. The transaction is expected to close in the second half of 2017, subject to applicable regulatory and fund board approvals and other customary closing conditions.
Note 10 – Reporting Segments
The following table shows the earnings contributions of Northern Trust’s reporting segments for the three-month periods ended March 31, 2017 and 2016.
Table 52: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$462.9	$433.4	$345.3	$314.8	$—	$—	$808.2	$748.2
Foreign Exchange Trading Income	49.1	51.7	0.9	4.5	(1.9)	4.3	48.1	60.5
Other Noninterest Income	44.2	45.6	25.5	26.8	4.9	1.1	74.6	73.5
Net Interest Income*	166.5	138.4	177.0	158.5	18.9	17.1	362.4	314.0
Revenue*	722.7	669.1	548.7	504.6	21.9	22.5	1,293.3	1,196.2
Provision for Credit Losses	0.3	(3.2)	(1.3)	5.2	—	—	(1.0)	2.0
Noninterest Expense	510.8	475.3	346.3	326.9	37.4	26.6	894.5	828.8
Income before Income Taxes*	211.6	197.0	203.7	172.5	(15.5)	(4.1)	399.8	365.4
Provision for Income Taxes*	66.9	62.2	76.8	64.9	(20.0)	(7.1)	123.7	120.0
Net Income	$144.7	$134.8	$126.9	$107.6	$4.5	$3.0	$276.1	$245.4
Percentage of Consolidated Net Income	52%	55%	46%	44%	2%	1%	100%	100%
Average Assets	$77,803.5	$75,372.9	$26,661.8	$26,237.8	$12,011.1	$11,806.4	$116,476.4	$113,417.1
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.9 million for 2017 and $6.2 million for 2016.

Further discussion of reporting segment results is provided within the “Reporting Segments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 11 – Stockholders’ Equity
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
The Series D Preferred Stock has no maturity date and is redeemable at the Corporation’s option, in whole or in part, on any dividend payment date on or after October 1, 2026. The Series D Preferred Stock is redeemable at the Corporation’s option in whole, but not in part, including prior to October 1, 2026, within 90 days of a regulatory capital treatment event, as described in the Series D Preferred Stock Certificate of Designation.
On January 17, 2017, the Corporation declared a cash dividend of $2,977.222222 per share of Series D Preferred Stock payable on April 1, 2017, to stockholders of record as of March 15, 2017. This initial dividend payment on the Series D preferred stock covers the period from the date of issuance of such stock through March 31, 2017.
As of March 31, 2017, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of March 31, 2017 and December 31, 2016 totaled $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 ($25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On January 17, 2017, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on April 1, 2017, to stockholders of record as of March 15, 2017.
The Series C Preferred Stock has no maturity date and is redeemable at the Corporation’s option, in whole or in part, on any dividend payment date on or after October 1, 2019. The Series C Preferred stock is redeemable at the Corporation’s option, in whole, but not in part, including prior to October 1, 2019, within 90 days of a regulatory capital treatment event, as described in the Series C Preferred Stock Certificate of Designation.
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
Common Stock. During the three months ended March 31, 2017, the Corporation repurchased 811,730 shares of common stock, including 410,869 shares withheld related to share-based compensation, at a total cost of $70.1 million ($86.39 average price per share). The Corporation’s current common stock repurchase authorization was approved by the Board of Directors in April 2015. The repurchased shares are used for general purposes by the Corporation, including management of the Corporation’s capital level and the issuance of shares under stock option and other incentive plans of the Corporation. The repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2016 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $74.8 million of common stock after March 31, 2017 through June 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at March 31, 2017 and 2016, and changes during the three-month periods then ended.
Table 53: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at March 31, 2017	Net Change	Balance at December 31, 2016
Net Unrealized Gains (Losses) on Securities Available for Sale	$(13.1)	$19.3	$(32.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.8	(5.3)	6.1
Net Foreign Currency Adjustments	(16.5)	2.0	(18.5)
Net Pension and Other Postretirement Benefit Adjustments	(323.2)	2.0	(325.2)
Total	$(352.0)	$18.0	$(370.0)

(In Millions)	Balance at March 31, 2016	Net Change	Balance at December 31, 2015
Net Unrealized Gains (Losses) on Securities Available for Sale	$43.7	$74.7	$(31.0)
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.1	6.1	(3.0)
Net Foreign Currency Adjustments	(13.7)	3.9	(17.6)
Net Pension and Other Postretirement Benefit Adjustments	(317.0)	4.1	(321.1)
Total	$(283.9)	$88.8	$(372.7)

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 54: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2017			2016
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Other Unrealized Gains (Losses) on Securities Available for Sale	30.9	(11.7)	19.2	120.5	(45.6)	74.9
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.2	(0.1)	0.1	(0.3)	0.1	(0.2)
Net Change	31.1	(11.8)	19.3	120.2	(45.5)	74.7
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	8.7	(10.8)	(2.1)	9.4	(3.7)	5.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	(5.1)	1.9	(3.2)	0.6	(0.2)	0.4
Net Change	3.6	(8.9)	(5.3)	10.0	(3.9)	6.1
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	22.4	(1.5)	20.9	17.3	(0.3)	17.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	—	—	—	4.2	(1.0)	3.2
Net Investment Hedge Gains (Losses)	(30.5)	11.6	(18.9)	(26.5)	10.2	(16.3)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—
Net Change	(8.1)	10.1	2.0	(5.0)	8.9	3.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	(2.3)	—	(2.3)	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	6.4	(2.1)	4.3	6.4	(2.3)	4.1
Net Change	$4.1	$(2.1)	$2.0	$6.4	$(2.3)	$4.1

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three months ended March 31, 2017.
Table 55: Reclassification Adjustment out of Accumulated Other Comprehensive Income (Loss)

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended
		March 31, 2017
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$0.2
Realized Gains on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	(5.1)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	6.5
Amortization of Prior Service Cost	Employee Benefits	(0.1)
Gross Reclassification Adjustment		$6.4
Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 56: Net Income per Common Share

	Three Months Ended March 31,
($ In Millions Except Per Common Share Information)	2017	2016
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	229,059,540	228,619,089
Net Income	$276.1	$245.4
Less: Dividends on Preferred Stock	20.7	5.9
Net Income Applicable to Common Stock	255.4	239.5
Less: Earnings Allocated to Participating Securities	4.5	4.1
Earnings Allocated to Common Shares Outstanding	250.9	235.4
Basic Net Income Per Common Share	$1.10	$1.03
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	229,059,540	228,619,089
Plus: Dilutive Effect of Share-based Compensation	1,571,336	1,178,856
Average Common and Potential Common Shares	230,630,876	229,797,945
Earnings Allocated to Common and Potential Common Shares	$250.9	$235.5
Diluted Net Income Per Common Share	1.09	1.03
Note: Common stock equivalents of 468,381 and 1,796,320 for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 14 – Net Interest Income
The components of net interest income were as follows:
Table 57: Net Interest Income

	Three Months Ended March 31,
(In Millions)	2017	2016
Interest Income
Loans and Leases	$213.4	$200.9
Securities — Taxable	143.2	103.3
— Non-Taxable	2.6	1.1
Interest-Bearing Due from and Deposits with Banks (1)	14.9	17.5
Federal Reserve and Other Central Bank Deposits	36.2	29.2
Total Interest Income	410.3	352.0
Interest Expense
Deposits	27.6	22.2
Federal Funds Purchased	0.5	0.3
Securities Sold Under Agreements to Repurchase	0.9	0.4
Other Borrowings	7.6	2.7
Senior Notes	11.7	11.7
Long-Term Debt	7.4	6.1
Floating Rate Capital Debt	1.1	0.8
Total Interest Expense	56.8	44.2
Net Interest Income	$353.5	$307.8

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 15 – Income Taxes
Income tax expense for the three months ended March 31, 2017 was $114.8 million, representing an effective tax rate of 29.4%. The prior-year three-month provision for income taxes was $113.8 million, representing an effective tax rate of 31.7%.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 16 – Pension and Postretirement Health Care
The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three months ended March 31, 2017 and 2016.
Table 58: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2017	2016
Service Cost	$9.6	$9.3
Interest Cost	11.5	11.5
Expected Return on Plan Assets	(23.5)	(23.6)
Amortization
Net Actuarial Loss	4.8	4.7
Prior Service Cost	(0.1)	(0.1)
Net Periodic Pension Expense	$2.3	$1.8

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended March 31,
(In Millions)	2017	2016
Interest Cost	$0.9	$1.3
Expected Return on Plan Assets	(1.1)	(1.3)
Net Actuarial Loss Amortization	0.3	0.3
Net Periodic Pension Expense	$0.1	$0.3

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2017	2016
Service Cost	$0.9	$0.9
Interest Cost	1.3	1.3
Amortization
Net Actuarial Loss	1.4	1.5
Prior Service Cost	—	—
Net Periodic Pension Expense	$3.6	$3.7

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended March 31,
(In Millions)	2017	2016
Service Cost	$—	$—
Interest Cost	0.4	0.4
Amortization
Net Actuarial (Gain)	—	—
Net Periodic Postretirement Expense	$0.4	$0.4

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Share-Based Compensation Plans
The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units and performance stock units.
Beginning with grants made on or after February 21, 2017, restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements.
In the first quarter of 2017, the Corporation granted 468,381 non-qualified stock options with a total grant-date fair value of $9.0 million, 839,354 stock unit awards with a total grant-date value of $73.9 million, and 206,091 performance stock units with a total grant-date fair value of $18.1 million.
Compensation expense for the three months ended March 31, 2017 of $21.6 million and $5.5 million was attributable to restricted stock units and stock options, respectively, granted to retirement-eligible employees that were expensed in their entirety on the date of grant. Compensation expense for the three months ended March 31, 2016 of $5.5 million was attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the date of grant.
Compensation expense for the three months ended March 31, 2017 of $3.3 million was attributable to performance stock units granted to retirement-eligible employees that are expensed from the date of grant through the requisite service period which ends on June 30, 2017.
Restricted stock unit award compensation expense for the three months ended March 31, 2017 and 2016 includes $2.5 million and $2.0 million, respectively, attributable to restricted stock units vested in full and were expensed in the entirety upon their date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2017 and 2016.
Table 59: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended March 31,
(In Millions)	2017	2016
Restricted Stock Unit Awards	$41.2	$15.3
Stock Options	6.3	6.4
Performance Stock Units	8.5	4.1
Total Share-Based Compensation Expense	56.0	25.8
Tax Benefits Recognized	$21.2	$9.7
Note 18 – Variable Interest Entities
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

Notes to Consolidated Financial Statements (unaudited) (continued)

that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2017 and December 31, 2016, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $145.9 million and $183.5 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.
Tax Credit Structures. Northern Trust invests in qualified affordable housing projects and community development entities (collectively, community development projects) that are designed to generate a return primarily through the realization of tax credits. The community development projects are formed as limited partnerships and limited liability companies (LLCs) in which Northern Trust invests as a limited partner/investor member through equity contributions. The economic performance of the community development projects, which are VIEs, is subject to the performance of their underlying investment and their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development projects as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any undrawn commitments. As of March 31, 2017 and December 31, 2016, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $178.1 million and $186.5 million, respectively. As of March 31, 2017 and December 31, 2016, liabilities related to undrawn commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $54.6 million and $56.7 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Affordable housing tax credits and other tax benefits attributable to community development projects totaled $12.1 million and $12.0 million for the three months ended March 31, 2017 and 2016, respectively.
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

Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust voluntarily waived $0.2 million and $7.7 million of money market mutual fund fees for the three months ended March 31, 2017 and 2016, respectively. Northern Trust does not have any explicit arrangements to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Note 19 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $30.7 billion and $32.8 billion as of March 31, 2017 and December 31, 2016, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar

Notes to Consolidated Financial Statements (unaudited) (continued)

transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $3.5 billion and $3.8 billion as of March 31, 2017 and December 31, 2016, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2017 and December 31, 2016 subject to indemnification was $112.6 billion and $102.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2017 or December 31, 2016, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2017,  the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $35 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Certain members of Visa U.S.A. are obligated to indemnify Visa for losses resulting from certain litigation relating to interchange fees (the covered litigation). On October 19, 2012, Visa signed a settlement agreement with plaintiff representatives for binding settlement of the covered litigation. On January 14, 2014, the United States District Court for the Eastern District of New York entered a final judgment order approving the settlement with the class plaintiffs. A number of objectors appealed from that order and more than 30 opt-out cases have been filed by merchants in various federal district courts. On June 30, 2016, the United States Court of Appeals for the Second Circuit reversed the District Court's approval of the settlement and remanded the case to the District Court for further proceedings. In November 2016, a subset of plaintiffs filed a certiorari petition with the Supreme Court of the United States. In March 2017, the Supreme Court denied that petition. The ultimate resolution of the covered litigation and the timing for removal of the selling restrictions on the Visa Class B common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million and 5.2 million Visa Class B common shares, which are recorded at their original cost basis of zero as of March 31, 2017 and 2016, respectively.
Note 20 – Derivative Financial Instruments
Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients, as part of its trading activity for its own account and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, total return swap contracts, credit default swap contracts, and swaps related to the sale of certain Visa Class B common shares.
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
Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, net of any cash collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, equity prices or other underlying exposures fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.
All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $941.5 million and $1.7 billion as of March 31, 2017 and December 31, 2016, respectively, as a result of master netting arrangements and similar agreements in place.

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivative assets and liabilities recorded at March 31, 2017, also reflect reductions of $411.1 million and $207.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $461.3 million and $722.1 million, respectively, at December 31, 2016. Additional cash collateral received from and deposited with derivative counterparties totaling $127.2 million and $126.2 million, respectively, as of March 31, 2017, and $70.8 million and $324.5 million, respectively, as of December 31, 2016, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $52.2 million and $70.7 million at March 31, 2017 and December 31, 2016, respectively, are not offset against derivative assets and liabilities in the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $271.2 million and $358.2 million at March 31, 2017 and December 31, 2016, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $159.8 million and $317.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2017 and December 31, 2016, of $111.4 million and $40.7 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Client-Related and Trading Derivative Instruments. Approximately 96% of Northern Trust’s derivatives outstanding at March 31, 2017 and December 31, 2016, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Table 60: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	March 31, 2017			December 31, 2016
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$286,237.9	$1,851.8	$1,832.6	$273,213.1	$3,274.2	$3,221.7
Interest Rate Contracts	6,838.1	76.8	67.3	6,968.3	87.0	85.2
Total	$293,076.0	$1,928.6	$1,899.9	$280,181.4	$3,361.2	$3,306.9
Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2017 and 2016.
Table 61: Location and Amount of Client-Related and Trading Derivative Gains and Losses Recorded in Income

		Amount of Derivative Gain Recognized in Income
	Location of Derivative Gain Recognized in Income	Three Months Ended March 31,
(In Millions)		2017	2016
Foreign Exchange Contracts	Foreign Exchange Trading Income	$48.1	$60.5
Interest Rate Contracts	Security Commissions and Trading Income	1.2	4.1
Total		$49.3	$64.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table identifies the types and classifications of derivative instruments formally designated as hedges under GAAP and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.
Table 62: Notional and Fair Value of Designated Risk Management Derivative Financial Instruments

			March 31, 2017			December 31, 2016
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,670.3	$9.6	$11.0	$3,873.4	$88.3	$16.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	29.7	3.5	1,250.0	71.8	3.3
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	351.5	10.2	6.2	329.3	8.5	7.8
Foreign Currency Denominated Investment Securities	Foreign Exchange Contracts	Foreign Currency	1,193.9	—	27.7	1,431.6	151.5	0.8
Available for Sale Investment Securities	Interest Rate Contracts	Interest Rate	1,025.0	0.2	3.0	975.0	0.1	2.7
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	2,190.0	18.1	7.5	2,083.6	174.6	10.8
Total			$9,680.7	$67.8	$58.9	$9,942.9	$494.8	$42.2
Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recognized in the consolidated statements of income related to fair value hedges for the three months ended March 31, 2017 and 2016.
Table 63: Location and Amount of Fair Value Hedge Derivative Gains and Losses Recorded in Income

		Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Instrument		Three Months Ended March 31,
(In Millions)			2017	2016
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(2.4)	$(34.7)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	3.1	47.4
Total			$0.7	$12.7
Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, the “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and quarterly thereafter. There was no ineffectiveness or changes in the fair value of hedged items recognized in income for fair value hedges accounted for under the “long-haul” method of accounting during the three month periods ended March 31, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in income for cash flow hedges during the three months ended March 31, 2017 and 2016. As of March 31, 2017, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to income during the three months ended March 31, 2017 and 2016.
Table 64: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Income

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Three Months Ended March 31,	2017	2016	2017	2016
Net Gain/(Loss) Recognized in AOCI	$8.9	$4.2	$(0.2)	$5.2
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	0.7	(1.1)	—	—
Interest Income	4.4	—	0.1	0.9
Other Operating Expense	(0.1)	(0.4)	—	—
Total	$5.0	$(1.5)	$0.1	$0.9

There were no gains or losses reclassified into earnings during the three months ended March 31, 2017 and 2016, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that a net gain of $2.9 million and a net loss of $0.4 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign currency denominated transactions and cash flow hedges of foreign currency denominated investment securities, respectively. It is estimated that a net gain of $0.2 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. There was no ineffectiveness recorded during the three months ended March 31, 2017 and 2016. Amounts recorded in AOCI are reclassified to net income only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.
The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2017 and 2016.
Table 65: Net Investment Hedge Gains and Losses Recognized in AOCI

	Hedging Gain / (Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2017	2016
Foreign Exchange Contracts	$(30.5)	$(26.5)
Total	$(30.5)	$(26.5)

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Table 66: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

	March 31, 2017			December 31, 2016
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$441.6	$2.1	$0.6	$289.6	$0.8	$1.8
Other Financial Derivatives (1)	307.6	—	26.4	270.0	—	25.2
Total	$749.2	$2.1	$27.0	$559.6	$0.8	$27.0

(1)	This line includes swaps related to sales of certain Visa Class B common shares.
Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2017 and 2016.
Table 67: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended March 31,
		2017	2016
Foreign Exchange Contracts	Other Operating Income	$1.7	$2.7
Other Financial Derivatives (1)	Other Operating Income	(2.9)	(0.8)
Total		$(1.2)	$1.9

(1)	This line includes swaps related to sales of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 21 – Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2017 and December 31, 2016.
Table 68: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

March 31, 2017
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,414.1	$884.0	$530.1	$—	$530.1
Interest Rate Swaps OTC	(10.3)	17.8	(28.1)	—	(28.1)
Interest Rate Swaps Exchange Cleared	126.5	20.5	106.0	—	106.0
Cross Product Netting Adjustment	—	19.2	—	—	—
Cross Product Collateral Adjustment	—	411.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,530.3	1,352.5	177.8	—	177.8
Total Derivatives Not Subject to a Master Netting Arrangement	468.2	—	468.2	—	468.2
Total Derivatives	$1,998.5	$1,352.5	$646.0	$—	$646.0
Securities Purchased under Agreements to Resell (2)	$1,933.8	$—	$1,933.8	$1,933.8	$—

December 31, 2016
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,800.4	$1,651.9	$1,148.5	$—	$1,148.5
Interest Rate Swaps OTC	129.8	18.2	111.6	—	111.6
Interest Rate Swaps Exchange Cleared	117.4	21.8	95.6	—	95.6
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	461.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,047.6	2,170.4	877.2	—	877.2
Total Derivatives Not Subject to a Master Netting Arrangement	809.2	—	809.2	—	809.2
Total Derivatives	3,856.8	2,170.4	1,686.4	—	1,686.4
Securities Purchased under Agreements to Resell (2)	$1,967.5	$—	$1,967.5	$1,967.5	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3.3 billion as of March 31, 2017 and December 31, 2016, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. There were no Federal funds sold and $6.8 million Federal funds sold as of March 31, 2017 and December 31, 2016, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2017 and December 31, 2016.
Table 69: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

March 31, 2017
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,275.1	$884.0	$391.1	$—	$391.1
Interest Rate Swaps OTC	64.3	17.8	46.5	—	46.5
Interest Rate Swaps Exchange Cleared	20.5	20.5	—	—	—
Other Financial Derivatives	26.4	—	26.4	—	26.4
Cross Product Netting Adjustment	—	19.2	—	—	—
Cross Product Collateral Adjustment	—	207.2	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,386.3	1,148.7	237.6	—	237.6
Total Derivatives Not Subject to a Master Netting Arrangement	599.6	—	599.6	—	599.6
Total Derivatives	1,985.9	1,148.7	837.2	—	837.2
Securities Sold under Agreements to Repurchase	$433.2	$—	$433.2	$433.2	$—

December 31, 2016
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,634.4	$1,651.9	$982.5	$—	$982.5
Interest Rate Swaps OTC	86.2	18.2	68.0	—	68.0
Interest Rate Swaps Exchange Cleared	21.8	21.8	—	—	—
Other Financial Derivatives	25.2	—	25.2		25.2
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	722.1	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,767.6	2,431.2	336.4	—	336.4
Total Derivatives Not Subject to a Master Netting Arrangement	608.5	—	608.5	—	608.5
Total Derivatives	3,376.1	2,431.2	944.9	—	944.9
Securities Sold under Agreements to Repurchase	$473.7	$—	$473.7	$473.7	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.2 billion and $2.7 billion as of March 31, 2017 and December 31, 2016, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

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
Item 4. Controls and Procedures
As of March 31, 2017, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2017, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2017.
Table 70: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2017	60,762	$83.52	60,762	4,025,632
February 1-28, 2017	191,132	84.96	191,132	3,834,500
March 1-31, 2017	148,967	88.57	148,967	3,685,533
Total (First Quarter)	400,861	$86.09	400,861	3,685,533

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

NORTHERN TRUST CORPORATION
(Registrant)

Date:	May 2, 2017	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2017	By:	/s/ Jane Karpinski
Jane Karpinski Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	By-laws of Northern Trust Corporation, as amended through April 25, 2017 (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed April 26, 2017)

10.1	Northern Trust Corporation Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed April 28, 2017)

10.2	Northern Trust Corporation Key Officer Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed April 28, 2017)

10.3	Northern Trust Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 26, 2017)

10.4	Form of 2017 Stock Option Award Terms and Conditions

10.5	Form of 2017 Stock Unit Award Terms and Conditions

10.6	Form of 2017 Performance Stock Unit Award Terms and Conditions

10.7	Northern Trust Corporation 2017 Long Term Cash Incentive Plan

10.8	Form of Cash Incentive Award Terms and Conditions

10.9	Northern Partners Incentive Plan – EMEA Plan

10.10	Form of Director Stock Unit Agreement

10.11	Form of Director Stock Unit Agreement (prorated)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (2) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (3) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (5) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (6) Notes to Consolidated Financial Statements