Form 10-Q
period 2017-06-30
NORTHERN TRUST CORP
filed 2017-07-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
228,485,957 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on June 30, 2017)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	32
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Comprehensive Income	33
Consolidated Statements of Changes in Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36
Item 4: Controls and Procedures	79

Part II – Other Information
Item 1: Legal Proceedings	80
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 6: Exhibits	80

Signatures	81

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
CONDENSED INCOME STATEMENTS (In Millions)	2017	2016 ^	% Change (1)	2017	2016 ^	% Change (1)
Noninterest Income	$979.7	$1,017.0	(4)%	$1,910.6	$1,899.2	1%
Net Interest Income	341.5	299.7	14	695.0	607.5	14
Provision for Credit Losses	(7.0)	(3.0)	133	(8.0)	(1.0)	N/M
Noninterest Expense	937.4	925.0	1	1,831.9	1,753.8	4
Income before Income Taxes	390.8	394.7	(1)	781.7	753.9	4
Provision for Income Taxes	122.9	131.7	(7)	237.7	245.5	(3)
Net Income	$267.9	$263.0	2%	$544.0	$508.4	7%

PER COMMON SHARE
Net Income — Basic	$1.12	$1.11	1%	$2.22	$2.14	4%
— Diluted	1.12	1.10	2	2.21	2.13	4
Cash Dividends Declared Per Common Share	0.38	0.36	6	0.76	0.72	6
Book Value — End of Period (EOP)	40.20	37.79	6	40.20	37.79	6
Market Price — EOP	97.21	66.26	47	97.21	66.26	47

SELECTED BALANCE SHEET DATA (In Millions)
	June 30, 2017	December 31, 2016	% Change (1)
End of Period:
Assets	$125,605.7	$123,926.9	1%
Earning Assets	116,324.6	115,446.4	1
Deposits	104,312.1	101,651.7	3
Stockholders’ Equity	10,067.9	9,770.4	3

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change (1)	2017	2016	% Change (1)
Average Balances:
Assets	$118,400.7	$114,913.8	3%	$117,443.8	$114,165.4	3%
Earning Assets	109,906.5	106,613.5	3	109,431.8	105,615.5	4
Deposits	96,739.2	93,608.1	3	95,841.4	93,042.2	3
Stockholders’ Equity	9,976.0	8,792.7	13	9,884.2	8,741.9	13

CLIENT ASSETS (In Billions)	June 30, 2017	December 31, 2016	% Change (1)
Assets Under Custody/Administration (2)	$9,294.2	$8,541.3	9%
Assets Under Custody	7,379.6	6,720.5	10
Assets Under Management	1,028.8	942.4	9

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

(^)
The three and six months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

SELECTED RATIOS AND METRICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 ^	2017	2016 ^
Financial Ratios:
Return on Average Common Equity	11.6%	12.3%	11.6%	12.0%
Return on Average Assets	0.91	0.92	0.93	0.90
Dividend Payout Ratio	33.9	33.0	34.4	34.3
Net Interest Margin (1)	1.28	1.16	1.31	1.18

	June 30, 2017		December 31, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	13.2%	12.3%	12.4%	11.8%
Tier 1	14.5	13.5	13.7	12.9
Total	16.5	15.6	15.1	14.5
Tier 1 Leverage	8.1	8.1	8.0	8.0
Supplementary Leverage	7.0	N/A	6.8	N/A

The Northern Trust Company
Common Equity Tier 1	13.3%	12.1%	12.4%	11.5%
Tier 1	13.3	12.1	12.4	11.5
Total	14.9	13.9	14.0	13.3
Tier 1 Leverage	7.2	7.2	7.0	7.0
Supplementary Leverage	6.2	N/A	6.0	N/A

(1)
Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 28.

(^)
The three and six months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

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
Overview
Net income per diluted common share was $1.12 in the current quarter, up from $1.10 in the second quarter of 2016. Net income was $267.9 million in the current quarter as compared to $263.0 million in the prior-year quarter. Annualized return on average common equity was 11.6% in the current quarter and 12.3% in the prior-year quarter. The annualized return on average assets was 0.91% in the current quarter as compared to 0.92% in the prior-year quarter.

The current quarter included expense charges of $22.8 million ($14.9 million after tax, or $0.06 per diluted common share) associated with severance and related activities.

The prior-year quarter included the pre-tax gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million ($73.1 million after tax, or $0.31 per diluted common share); a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million ($28.9 million after tax, or $0.12 per diluted common share); charges related to contractual modifications associated with existing C&IS clients of $18.6 million ($11.6 million after tax, or $0.05 per diluted common share); severance, other personnel and related charges of $17.5 million ($11.2 million after tax, or $0.05 per diluted common share); impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio of $14.1 million ($8.8 million after tax, or $0.04 per diluted common share); and impairment charges related to the residual value of certain aircraft and rail cars of $7.5 million ($4.6 million after tax, or $0.02 per diluted common share).

Revenue was $1.32 billion in both the current and prior-year quarters. The prior-year quarter included the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, partially offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio of $14.1 million and impairment charges related to the residual value of certain aircraft and rail cars of $7.5 million. Excluding these items, revenue increased $101.1 million, or 8%, primarily reflecting higher trust, investment and other servicing fees and net interest income, partially offset by lower foreign exchange trading income.

Net interest income increased 14% to $341.5 million in the current quarter as compared to $299.7 million in the prior-year quarter, primarily due to a higher net interest margin and growth in earning assets. Additionally, the prior-year quarter included a pre-tax charge of $2.7 million related to the residual value of certain aircraft and rail cars.

The provision for credit losses was a credit of $7.0 million in the current quarter, as compared to a credit of $3.0 million in the prior-year quarter.

Noninterest expense totaled $937.4 million in the current quarter, up $12.4 million, or 1%, from $925.0 million in the prior-year quarter. The current quarter included expense charges of $22.8 million associated with severance and related activities. The prior-year quarter included a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million, charges related to contractual modifications associated with existing C&IS clients of $18.6 million, and severance, other personnel and related charges of $17.5 million. Excluding these items, noninterest expense increased $72.2 million, or 9%, primarily attributable to higher compensation, equipment and software, other operating, and outside expenses.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Trust, Investment and Other Servicing Fees	$848.2	$777.2	$71.0	9%
Foreign Exchange Trading Income	49.9	64.4	(14.5)	(22)
Treasury Management Fees	14.9	16.0	(1.1)	(7)
Security Commissions and Trading Income	24.1	20.6	3.5	17
Other Operating Income	43.0	141.2	(98.2)	(70)
Investment Security Gains (Losses), net	(0.4)	(2.4)	2.0	(81)
Total Noninterest Income	$979.7	$1,017.0	$(37.3)	(4)%
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
Table 2: Assets Under Custody / Administration

Assets Under Custody / Administration	June 30, 2017	March 31, 2017	June 30, 2016	Change Q2-17/Q1-17	Change Q2-17/Q2-16
($ In Billions)
Corporate & Institutional	$8,690.8	$8,338.2	$7,590.8	4%	14%
Wealth Management	603.4	586.5	525.1	3	15
Total Assets Under Custody / Administration	$9,294.2	$8,924.7	$8,115.9	4%	15%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 3: Assets Under Custody

Assets Under Custody	June 30, 2017	March 31, 2017	June 30, 2016	Change Q2-17/Q1-17	Change Q2-17/Q2-16
($ In Billions)
Corporate & Institutional	$6,786.3	$6,533.3	$5,838.6	4%	16%
Wealth Management	593.3	574.4	514.2	3	15
Total Assets Under Custody	$7,379.6	$7,107.7	$6,352.8	4%	16%
The 16% increase in consolidated assets under custody from $6.35 trillion as of June 30, 2016 to $7.38 trillion as of June 30, 2017 primarily reflected the impact of favorable markets and new business.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 4: Allocations of Assets Under Custody

	June 30, 2017			March 31, 2017			June 30, 2016
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	45%	56%	46%	45%	56%	46%	42%	54%	43%
Fixed Income	38	20	37	37	21	36	40	24	39
Cash and Other Assets	17	24	17	18	23	18	18	22	18
The following table presents Northern Trust’s assets under management by reporting segment.
Table 5: Assets Under Management

Assets Under Management	June 30, 2017	March 31, 2017	June 30, 2016	Change Q2-17/Q1-17	Change Q2-17/Q2-16
($ In Billions)
Corporate & Institutional	$762.7	$741.1	$672.3	3%	13%
Wealth Management	266.1	260.2	233.9	2	14
Total Assets Under Management	$1,028.8	$1,001.3	$906.2	3%	14%
The 14% increase in consolidated assets under management from $906.2 billion at June 30, 2016 to $1.03 trillion as of June 30, 2017 was primarily due to favorable global equity markets and net inflows in securities lending collateral, fixed income products, and cash.
The following table presents Northern Trust’s assets under management by investment type.
Table 6: Assets Under Management by Investment Type

($ In Billions)	June 30, 2017	March 31, 2017	June 30, 2016
Equities	$531.3	$516.8	$456.4
Fixed Income	169.5	165.8	156.3
Cash and Other Assets	197.0	195.1	185.2
Securities Lending Collateral	131.0	123.6	108.3
Total Assets Under Management	$1,028.8	$1,001.3	$906.2
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 7: Allocations of Assets Under Management

	June 30, 2017			March 31, 2017			June 30, 2016
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	52%	49%	52%	52%	49%	52%	52%	46%	50%
Fixed Income	13	26	16	13	27	17	13	29	17
Cash and Other Assets	18	25	19	18	24	19	19	25	21
Securities Lending Collateral	17	—	13	17	—	12	16	—	12
For the twelve months ended June 30, 2017, the S&P 500 index increased 15.5%, the MSCI EAFE index (USD) increased 17.1%, and the MSCI EAFE index (local currency) increased 18.9%.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents activity in consolidated assets under management by investment type.
Table 8: Activity in Consolidated Assets Under Management by Investment Type

	Three Months Ended
($ In Billions)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Beginning Balance of AUM	$1,001.3	$942.4	$945.8	$906.2	$900.0
Inflows by Investment Type
Equity	36.3	41.6	44.5	27.2	34.9
Fixed Income	11.6	13.7	16.2	13.1	18.6
Cash & Other Assets	98.2	91.8	95.7	109.5	83.6
Securities Lending Collateral	24.9	29.6	24.8	27.1	21.5

Total Inflows	171.0	176.7	181.2	176.9	158.6

Outflows by Investment Type
Equity	(38.6)	(38.4)	(50.0)	(26.6)	(31.4)
Fixed Income	(10.5)	(13.0)	(14.1)	(8.8)	(14.9)
Cash & Other Assets	(99.5)	(89.7)	(98.4)	(100.2)	(84.7)
Securities Lending Collateral	(17.5)	(18.0)	(26.8)	(21.4)	(19.3)

Total Outflows	(166.1)	(159.1)	(189.3)	(157.0)	(150.3)

Net Inflows / (Outflows)	4.9	17.6	(8.1)	19.9	8.3

Market Performance, Currency & Other
Market Performance & Other	18.2	38.9	—	—	—
Currency	4.4	2.4	—	—	—
Total Market Performance, Currency & Other	22.6	41.3	4.7	19.7	(2.1)

Ending Balance of AUM	$1,028.8	$1,001.3	$942.4	$945.8	$906.2

Foreign exchange trading income totaled $49.9 million in the current quarter, down $14.5 million, or 22%, compared to $64.4 million in the prior-year quarter. The decrease generally reflected lower currency volatility as compared to the prior-year quarter.

Other operating income in the prior-year quarter included the pre-tax gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, partially offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio as well as impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million. Excluding these items, other operating income totaled $43.0 million, up 3%, compared to $41.9 million in the prior-year quarter primarily due to net gains on hedging activity. The components of other operating income are provided below.
Table 9: Other Operating Income

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Loan Service Fees	$13.3	$14.8	$(1.5)	(11)%
Banking Service Fees	12.6	12.8	(0.2)	(2)
Other Income	17.1	113.6	(96.5)	(85)
Total Other Operating Income	$43.0	$141.2	$(98.2)	(70)%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 10: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	SECOND QUARTER
	2017			2016
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$33.8	$22,570.0	0.60%	$23.6	$19,657.8	0.48%
Interest-Bearing Due from and Deposits with Banks (1)	14.1	7,653.9	0.74	16.5	9,827.9	0.68
Federal Funds Sold and Securities Purchased under Agreements to Resell	7.4	2,059.4	1.45	4.8	1,915.2	1.00
Securities
U.S. Government	22.0	6,423.8	1.37	20.9	6,875.1	1.22
Obligations of States and Political Subdivisions	3.4	928.8	1.46	2.5	470.2	2.09
Government Sponsored Agency	61.5	17,888.7	1.38	37.0	17,347.0	0.86
Other (2)	56.9	18,490.5	1.23	42.9	16,064.2	1.07
Total Securities	143.8	43,731.8	1.32	103.3	40,756.5	1.02
Loans and Leases (3)	227.0	33,891.4	2.69	203.4	34,456.1	2.38
Total Earning Assets	426.1	109,906.5	1.56	351.6	106,613.5	1.33
Allowance for Credit Losses Assigned to Loans and Leases	—	(162.3)	—	—	(195.4)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,701.1	—	—	2,093.9	—
Buildings and Equipment	—	465.2	—	—	439.9	—
Client Security Settlement Receivables	—	829.0	—	—	1,143.0	—
Goodwill	—	521.6	—	—	531.2	—
Other Assets	—	4,139.6	—	—	4,287.7	—
Total Assets	$—	$118,400.7	—%	$—	$114,913.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$4.7	$15,236.1	0.12%	$2.7	$15,041.3	0.07%
Savings Certificates and Other Time	2.4	1,312.7	0.72	1.9	1,405.0	0.54
Non-U.S. Offices — Interest-Bearing	33.9	56,672.3	0.24	16.6	50,443.8	0.13
Total Interest-Bearing Deposits	41.0	73,221.1	0.22	21.2	66,890.1	0.13
Short-Term Borrowings	12.2	5,412.0	0.91	4.9	6,195.0	0.32
Senior Notes	11.8	1,496.9	3.14	11.7	1,496.1	3.15
Long-Term Debt	9.6	1,536.1	2.51	6.4	1,403.2	1.84
Floating Rate Capital Debt	1.1	277.4	1.70	0.8	277.4	1.20
Total Interest-Related Funds	75.7	81,943.5	0.37	45.0	76,261.8	0.24
Interest Rate Spread	—		1.19	—	—	1.09
Demand and Other Noninterest-Bearing Deposits	—	23,518.1	—	—	26,718.0	—
Other Liabilities	—	2,963.1	—	—	3,141.3	—
Stockholders’ Equity	—	9,976.0	—	—	8,792.7	—
Total Liabilities and Stockholders’ Equity	$—	$118,400.7	—%	$—	$114,913.8	—%
Net Interest Income/Margin (FTE Adjusted)	$350.4	$—	1.28%	$306.6	$—	1.16%
Net Interest Income/Margin (Unadjusted)	$341.5	$—	1.25%	$299.7	$—	1.13%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended June 30, 2017/2016
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$10.6	$63.9	$74.5
Interest-Related Funds	7.7	23.0	30.7
Net Interest Income (FTE)	$2.9	$40.9	$43.8

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of June 30, 2017 and 2016.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)
Cash and Due from Banks and Other Central Bank Deposits includes the non-interest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets on page 32.

(5)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8% for both the three months ended June 30, 2017 and 2016, respectively. Total taxable equivalent interest adjustments amounted to $8.9 million and $6.9 million for the three months ended June 30, 2017 and 2016, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $350.4 million in the current quarter, up $43.8 million, or 14%, compared to $306.6 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin and growth in average earning assets. Additionally, the prior-year quarter included a pre-tax charge of $2.7 million related to the residual value of certain aircraft and rail cars. Average earning assets for the current quarter were $109.9 billion, up $3.3 billion, or 3%, from $106.6 billion in the prior-year quarter, primarily resulting from higher levels of securities and short-term interest bearing deposits, partially offset by reductions in loans and leases. Earning asset growth was funded primarily by a higher level of interest-bearing deposits.
The net interest margin on an FTE basis increased to 1.28% in the current quarter from 1.16% in the prior-year quarter primarily due to higher short-term interest rates and lower premium amortization, partially offset by an unfavorable mix shift in earning assets. The mix shift in earning assets was driven by a decline in U.S. Dollar deposits, which was more than offset by increases in non-U.S. Dollar deposits.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
Federal Reserve and other central bank deposits averaged $22.6 billion, up $2.9 billion, or 15%, from $19.7 billion in the prior-year quarter. Average securities were $43.7 billion, up $2.9 billion, or 7%, from $40.8 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $210.1 million, $105.0 million and $53.1 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $33.9 billion, down $564.7 million, or 2%, from $34.5 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate loans and commercial and institutional loans, partially offset by increases in private client loans. Residential real estate loans averaged $8.0 billion, down $794.7 million, or 9%, from $8.8 billion for the prior-year quarter. Commercial and institutional loans averaged $9.5 billion, down $608.6 million, or 6%, from $10.1 billion for the prior-

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

year quarter. Commercial real estate loans averaged $3.8 billion, down $132.0 million, or 3%, from $3.9 billion for the prior-year quarter. Private client loans averaged $10.3 billion, up $966.2 million, or 10%, from $9.3 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $73.2 billion in the current quarter, compared to $66.9 billion in the prior-year quarter, an increase of $6.3 billion. Other interest-bearing funds averaged $8.7 billion in the current quarter, compared to $9.4 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets decreased $2.4 billion, or 8%, to $28.0 billion in the current quarter from $30.4 billion in the prior-year quarter, primarily resulting from lower levels of demand and noninterest bearing deposits, partially offset by increases in stockholders’ equity attributable to the issuance of Series D Non-Cumulative Perpetual Preferred Stock in August 2016 and earnings.
Provision for Credit Losses
The provision for credit losses was a credit of $7.0 million in the current quarter, as compared to a credit of $3.0 million in the prior-year quarter. The credit provision in the current quarter was primarily driven by improved credit quality as well as reductions in undrawn loan commitments and standby letters of credit that resulted in a reduction in the inherent allowance. Net charge-offs in the current quarter were $3.2 million, resulting from charge-offs of $5.0 million and recoveries of $1.8 million. The prior-year quarter included $2.4 million of net charge-offs, resulting from $4.9 million of charge-offs and $2.5 million of recoveries. Nonperforming assets of $166.7 million was relatively unchanged from $166.4 million in the prior-year quarter. Residential real estate loans and commercial loans accounted for 81% and 14%, respectively, of total nonperforming loans and leases at June 30, 2017. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 22.
Noninterest Expense
The components of noninterest expense are provided below.
Table 11: Noninterest Expense

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Compensation	$432.5	$389.5	$43.0	11%
Employee Benefits	75.6	72.2	3.4	5
Outside Services	167.0	159.0	8.0	5
Equipment and Software	133.7	118.0	15.7	13
Occupancy	46.3	45.3	1.0	2
Other Operating Expense	82.3	141.0	(58.7)	(42)
Total Noninterest Expense	$937.4	$925.0	$12.4	1%
Compensation expense, the largest component of noninterest expense, totaled $432.5 million in the current quarter, compared to $389.5 million in the prior-year quarter. Compensation expense in the current quarter included severance and related charges of $19.5 million. The prior-year quarter included severance and related charges of $13.0 million. Excluding these charges, compensation expense increased $36.5 million, or 10%, compared to the prior-year quarter, primarily related to higher salary expense driven by staff growth and base pay adjustments across all business units, higher long-term performance based incentive expense, and higher cash-based incentive accruals. Long-term performance based incentive expense increased $8.5 million due to a change in the vesting provisions associated with long-term incentive grants to retirement-eligible employees in the prior quarter. Staff on a full-time equivalent basis at June 30, 2017 totaled approximately 17,600, up 6% from June 30, 2016.
Employee benefits expense totaled $75.6 million in the current quarter, up 5% compared to $72.2 million in the prior-year quarter. Employee benefits expense in the current quarter included severance and related charges of $2.5 million. The prior-year quarter included severance and related charges of $1.5 million. Excluding the severance and related charges, employee benefits expense increased 3% primarily due to higher payroll taxes and retirement plan expenses, partially offset by lower medical costs.
Outside services expense totaled $167.0 million in the current quarter, up 5% compared to $159.0 million in the prior-year quarter. Expense for outside services in the current quarter included outplacement charges associated with severance activity of $0.8 million.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

The prior-year quarter included outplacement charges associated with severance activity of $0.7 million. Excluding these charges, expense for outside services increased $7.9 million, or 5%, compared to the prior-year quarter, primarily due to higher technical services, sub-custodian expenses, and third party advisory fees, partially offset by lower consulting services.
Equipment and software expense totaled $133.7 million in the current quarter, up 13% compared to $118.0 million in the prior-year quarter, primarily reflecting increased software amortization, computer maintenance, and rental costs.
Other operating expense totaled $82.3 million in the current quarter, down 42% from $141.0 million in the prior-year quarter. Other operating expense in the prior-year quarter included a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million, charges related to contractual modifications associated with existing Corporate and Institutional Services clients of $18.6 million, and other personnel charges of $2.3 million. Excluding these charges, other operating expense increased $8.7 million, or 12%, compared to the prior-year quarter, primarily due to higher charges associated with account servicing activities, business promotion, and FDIC deposit protection expenses.
The components of other operating expense are provided below.
Table 12: Other Operating Expense

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Business Promotion	$19.8	$18.5	$1.3	7%
Staff Related	12.8	15.9	(3.1)	(20)
FDIC Insurance Premiums	8.5	7.1	1.4	21
Other Intangibles Amortization	2.3	2.2	0.1	4
Other Expenses	38.9	97.3	(58.4)	(60)
Total Other Operating Expense	$82.3	$141.0	$(58.7)	(42)%
Provision for Income Taxes
Income tax expense was $122.9 million in the current quarter, representing an effective tax rate of 31.4%, compared to $131.7 million in the prior-year quarter, representing an effective tax rate of 33.4%. The decrease in the provision for income taxes compared to the prior-year quarter was based primarily on the increased income tax benefit derived from increased stock option exercises in the current quarter compared to the prior-year quarter, decreased income before income taxes, and the earnings mix in tax jurisdictions in which the Corporation operates. The provision for income tax expense for the three months ended June 30, 2017 and June 30, 2016 includes a benefit of $6.4 million and $2.3 million, respectively, related to excess tax benefits resulting from the vesting or exercise of stock-based compensation awards to employees.
On July 6, 2017, the Illinois legislature enacted Illinois Senate Bill 9 which retroactively enacted a permanent increase to the Illinois corporate income tax rate. Effective July 1, 2017, the overall Corporate Income and Replacement tax rate will be 9.5%, an increase of 1.75%. The increased tax rate is expected have an impact on the Corporation’s overall effective tax rate in future quarters and will result in a one-time, non-cash income tax expense charge related to the Corporation’s Illinois deferred tax liability.
Other changes to state tax provisions, including a reinstatement of the Illinois Research and Development credit, are not expected to have a significant impact on the Corporation.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2017 and 2016. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 13: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016 ^	2017	2016 ^
Noninterest Income
Trust, Investment and Other Servicing Fees	$487.1	$446.9	$361.1	$330.3	$—	$—	$848.2	$777.2
Foreign Exchange Trading Income	50.6	62.2	0.8	1.6	(1.5)	0.6	49.9	64.4
Other Noninterest Income	44.4	25.9	26.7	26.7	10.5	122.8	81.6	175.4
Net Interest Income*	176.0	141.2	181.8	160.2	(7.4)	5.2	350.4	306.6
Revenue*	758.1	676.2	570.4	518.8	1.6	128.6	1,330.1	1,323.6
Provision for Credit Losses	(2.7)	(0.8)	(4.3)	(2.2)	—	—	(7.0)	(3.0)
Noninterest Expense	545.6	556.8	350.9	330.3	40.9	37.9	937.4	925.0
Income before Income Taxes*	215.2	120.2	223.8	190.7	(39.3)	90.7	399.7	401.6
Provision for Income Taxes*	67.7	34.0	84.3	71.9	(20.2)	32.7	131.8	138.6
Net Income	$147.5	$86.2	$139.5	$118.8	$(19.1)	$58.0	$267.9	$263.0
Percentage of Consolidated Net Income	55%	33%	52%	45%	(7)%	22%	100%	100%
Average Assets	$80,584.0	$75,696.5	$26,823.5	$26,736.6	$10,993.2	$12,480.7	$118,400.7	$114,913.8
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.9 million for 2017 and $6.9 million for 2016. A reconciliation of revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
^ The three months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No. 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016^	2017	2016^
Noninterest Income
Trust, Investment and Other Servicing Fees	$950.0	$880.3	$706.4	$645.1	$—	$—	$1,656.4	$1,525.4
Foreign Exchange Trading Income	99.7	113.9	1.7	6.1	(3.4)	4.9	98.0	124.9
Other Noninterest Income	88.6	71.5	52.2	53.5	15.4	123.9	156.2	248.9
Net Interest Income*	342.5	279.6	358.8	318.7	11.5	22.3	712.8	620.6
Revenue*	1,480.8	1,345.3	1,119.1	1,023.4	23.5	151.1	2,623.4	2,519.8
Provision for Credit Losses	(2.4)	(4.0)	(5.6)	3.0	—	—	(8.0)	(1.0)
Noninterest Expense	1,056.4	1,032.1	697.2	657.2	78.3	64.5	1,831.9	1,753.8
Income before Income Taxes*	426.8	317.2	427.5	363.2	(54.8)	86.6	799.5	767.0
Provision for Income Taxes*	134.6	96.2	161.1	136.8	(40.2)	25.6	255.5	258.6
Net Income	$292.2	$221.0	$266.4	$226.4	$(14.6)	$61.0	$544.0	$508.4
Percentage of Consolidated Net Income	54%	43%	49%	45%	(3)%	12%	100%	100%
Average Assets	$79,201.4	$75,534.7	$26,743.1	$26,487.2	$11,499.3	$12,143.5	$117,443.8	$114,165.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $17.8 million for 2017 and $13.1 million for 2016. A reconciliation of revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
^ The six months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No. 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services

C&IS net income totaled $147.5 million in the current quarter compared to $86.2 million in the prior-year quarter, an increase of $61.3 million, or 71%. Noninterest income was $582.1 million in the current quarter, up $47.1 million, or 9%, from $535.0 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and other operating income, partially offset by lower foreign exchange trading income. The following table provides a summary of C&IS trust, investment and other servicing fees.
Table 14: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Custody and Fund Administration	$327.5	$293.3	$34.2	12%
Investment Management	99.3	94.2	5.1	5
Securities Lending	24.6	26.8	(2.2)	(8)
Other	35.7	32.6	3.1	10
Total C&IS Trust, Investment and Other Servicing Fees	487.1	$446.9	$40.2	9%
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
Custody and fund administration fees increased $34.2 million, or 12%, from the prior-year quarter, primarily due to new business and favorable equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. Investment management fees increased $5.1 million, or 5%, primarily due to the favorable impact of equity markets. Other fees increased 10%, primarily due to new business.
Foreign exchange trading income totaled $50.6 million in the current quarter, a decrease of $11.6 million, or 19%, from $62.2 million in the prior-year quarter. The decrease generally reflected lower currency volatility as compared to the prior-year quarter.
Other noninterest income in C&IS totaled $44.4 million in the current quarter, up $18.5 million, or 71%, from $25.9 million in the prior-year quarter, primarily due to impairment charges recorded in the prior-year quarter associated with the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio as well as impairment charges related to the residual value of certain aircraft and rail cars totaling $18.9 million.
Net interest income stated on an FTE basis was $176.0 million in the current quarter, up $34.8 million, or 25%, from $141.2 million in the prior-year quarter. The increase in net interest income was primarily attributable to an increase in the net interest margin and higher levels of earning assets. The net interest margin increased to 0.94% from 0.82% in the prior-year quarter, primarily reflecting higher short-term interest rates. The average earning assets totaled $74.8 billion, up from $69.4 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $51.7 billion in the current quarter, up from $46.4 billion in the prior-year quarter.
The provision for credit losses was a credit provision of $2.7 million in the current quarter, compared with a credit provision of $0.8 million in the prior-year quarter, reflecting a reduction in the inherent reserve requirement due to continued improvement in credit quality.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $545.6 million in the current quarter, down $11.2 million, or 2%, from $556.8 million in the prior-year quarter. Noninterest expense in the current quarter included severance and related charges of $15.3 million. Noninterest expense in the prior-year quarter included severance and related charges of $7.4 million. Other operating expense in the prior-year quarter included a charge in connection with an agreement to settle certain securities lending litigation of $46.5 million, and charges related to contractual modifications associated

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

with existing C&IS clients of $18.6 million. Excluding these charges, C&IS noninterest expense increased $46.0 million, primarily attributable to higher indirect expense allocations and compensation expenses.
Wealth Management
Wealth Management net income was $139.5 million in the current quarter, up 17% from $118.8 million in the prior-year quarter. Noninterest income was $388.6 million, up from $358.6 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. Trust, investment and other servicing fees in Wealth Management totaled $361.1 million in the current quarter, increasing $30.8 million, or 9%, from $330.3 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 15: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2017	2016	Change
Central	$143.1	$130.2	$12.9	10%
East	88.3	84.5	3.8	5
West	73.4	67.5	5.9	9
Global Family Office	56.3	48.1	8.2	17
Total Wealth Management Trust, Investment and Other Servicing Fees	$361.1	$330.3	$30.8	9%
Wealth Management fee income is calculated primarily based on market values. The increase in Wealth Management fees across all regions was primarily attributable to favorable equity markets and new business.
Foreign exchange trading income totaled $0.8 million, down 50% from $1.6 million in the prior-year quarter, primarily reflecting lower currency volatility.
Net interest income stated on an FTE basis was $181.8 million in the current quarter, up $21.6 million, or 13%, from $160.2 million in the prior-year quarter, primarily reflecting an increase in the net interest margin. The net interest margin increased to 2.75% from 2.43% in the prior-year quarter. Average earning assets increased $51.8 million to $26.6 billion from the prior-year quarter’s $26.5 billion. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.
The provision for credit losses was a credit provision of $4.3 million in the current quarter, compared with a credit provision of $2.2 million in the prior-year quarter, reflecting a reduction in the inherent allowance requirement due to continued improvement in credit quality.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $350.9 million in the current quarter, compared to $330.3 million in the prior-year quarter, an increase of $20.6 million, or 6%. Noninterest expense in the current quarter included severance and related charges of $7.5 million. Noninterest expense in the prior-year quarter included severance and related charges of $9.7 million. Excluding these charges, noninterest expense increased $22.8 million, primarily attributable to higher indirect expense allocations and compensation expenses.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.
Treasury and Other noninterest income was $9.0 million in the current quarter, down $114.4 million from $123.4 million in the prior-year quarter, primarily related to the pre-tax gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, recorded in the prior-year quarter.

REPORTING SEGMENTS (continued)
Treasury and Other (continued)

Net interest income decreased $12.6 million, from $5.2 million in the prior-year quarter to net interest expense of $7.4 million in the current quarter, primarily reflecting higher premium amortization in the securities portfolio and a decline in the net interest margin driven by a mix shift in earning assets. Average earning assets decreased $2.1 billion to $8.6 billion from the prior-year quarter’s $10.7 billion.
Noninterest expense totaled $40.9 million in the current quarter, up $3.0 million, or 8%, from $37.9 million in the prior-year quarter. The prior-year quarter included severance and related charges of $0.4 million. Excluding these charges, noninterest expense increased $3.4 million, primarily reflecting higher general overhead costs, including compensation expense and equipment and software expense, partially offset by higher indirect expense allocations to C&IS and Wealth Management, as compared to the prior-year quarter.
The provision for income taxes was a benefit of $20.2 million in the current quarter compared to a $32.7 million provision in the prior-year quarter, primarily reflecting decreased income before income taxes and increased stock option exercises compared to the prior-year quarter, which resulted in a tax benefit of $6.4 million for the three months ended June 30, 2017 as compared to a tax benefit of $2.3 million for the three months ended June 30, 2016.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview
Net income per diluted common share was $2.21 for the six months ended June 30, 2017, and $2.13 in the comparable prior-year period. Net income totaled $544.0 million, up $35.6 million, or 7%, compared to $508.4 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 11.6%, compared to 12.0% in the prior-year period. The annualized return on average assets was 0.93% in the current period compared to 0.90% in the prior-year period.

The current period included expense charges of $22.8 million ($14.9 million after tax, or $0.06 per diluted common share) associated with severance and related activities.
The prior-year period included the pre-tax gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million ($73.1 million after tax, or $0.31 per diluted common share); a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million ($28.9 million after tax, or $0.12 per diluted common share); charges related to contractual modifications associated with existing Corporate and Institutional Services clients of $18.6 million ($11.6 million after tax, or $0.05 per diluted common share); severance, other personnel and related charges of $17.5 million ($11.2 million after tax, or $0.05 per diluted common share); impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio of $14.1 million ($8.8 million after tax, or $0.04 per diluted common share); and impairment charges related to the residual value of certain aircraft and rail cars of $7.5 million ($4.6 million after tax, or $0.02 per diluted common share).
Revenue for the six months ended June 30, 2017 totaled $2.61 billion, up $98.9 million, or 4%, as compared to $2.51 billion in the prior-year period. The prior-year period included the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, partially offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio of $14.1 million and impairment charges related to the residual value of certain aircraft and rail cars of $7.5 million. Excluding these items, revenue increased $195.5 million, or 8%, primarily driven by increased trust, investment and other servicing fees and net interest income, partially offset by lower foreign exchange trading income.

Net interest income increased 14% to $695.0 million in the current period as compared to $607.5 million in the prior-year period, due to a higher net interest margin and growth in earning assets. Additionally, the prior-year period included a pre-tax charge of $2.7 million related to the residual value of certain aircraft and rail cars.

The provision for credit losses was a credit of $8.0 million in the current period, as compared to a credit of $1.0 million in the prior-year period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview (continued)

Noninterest expense was $1.8 billion in both the current and prior-year periods. The current period included expense charges of $22.8 million associated with severance and related activities. The prior-year period included a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million, charges related to contractual modifications associated with existing C&IS clients of $18.6 million, and severance, other personnel and related charges of $17.5 million. Excluding the current- and prior-year period charges, noninterest expense increased $137.9 million, or 8%, primarily attributable to higher compensation, equipment and software, outside services, and employee benefits expense.
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
Noninterest Income
The components of noninterest income are provided below.
Table 16: Six Months Ended June 30 Noninterest Income

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Trust, Investment and Other Servicing Fees	$1,656.4	$1,525.4	$131.0	9%
Foreign Exchange Trading Income	98.0	124.9	(26.9)	(22)
Treasury Management Fees	29.6	32.2	(2.6)	(8)
Security Commissions and Trading Income	44.6	39.5	5.1	13
Other Operating Income	82.7	179.3	(96.6)	(54)
Investment Security Gains (Losses), net	(0.7)	(2.1)	1.4	(65)
Total Noninterest Income	$1,910.6	$1,899.2	$11.4	1%
As illustrated in the following table, trust, investment and other servicing fees from C&IS increased $69.7 million, or 8%, totaling $950.0 million, compared to $880.3 million a year ago.
Table 17: Six Months Ended June 30 C&IS Trust, Investment and Other Servicing Fees

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Custody and Fund Administration	$635.0	$579.7	$55.3	10%
Investment Management	192.8	183.3	9.5	5
Securities Lending	48.4	49.4	(1.0)	(2)
Other	73.8	67.9	5.9	9
Total	$950.0	$880.3	$69.7	8%
Custody and fund administration fees, the largest component of C&IS fees, increased 10%, primarily driven by new business and favorable equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. C&IS investment management fees increased 5%, primarily due to the favorable impact of equity markets and lower money market mutual fund fee waivers. There were no C&IS money market mutual fund fee waivers in the current period compared to $1.8 million in the prior-year period. Other fees in C&IS increased 9%, primarily due to new business.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

As illustrated in the following table, trust, investment and other servicing fees from Wealth Management totaled $706.4 million, up from $645.1 million a year ago.
Table 18: Six Months Ended June 30 Wealth Management Trust, Investment and Other Servicing Fees

	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Wealth Management Trust, Investment and Other Servicing Fees
Central	$280.5	$254.6	$25.9	10%
East	173.5	165.5	8.0	5
West	143.0	131.4	11.6	9
Global Family Office	109.4	93.6	15.8	17
Total	$706.4	$645.1	$61.3	10%
The increase in Wealth Management fees across the regions was primarily attributable to favorable equity markets, new business, and lower money market mutual fund fee waivers in the current period. Money market mutual fund fee waivers in Wealth Management totaled $0.5 million compared with $6.1 million in the prior-year period.
Foreign exchange trading income decreased $26.9 million, or 22%, and totaled $98.0 million compared with $124.9 million in the prior-year period. The decrease was attributable to lower currency volatility and client volumes compared to the prior-year period.
Other operating income decreased 54% to $82.7 million compared with $179.3 million in the prior-year period. The components of other operating income are provided below.
Table 19: Six Months Ended June 30 Other Operating Income

Other Operating Income	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Loan Service Fees	$25.7	$28.2	$(2.5)	(9)%
Banking Service Fees	24.9	25.2	(0.3)	(1)%
Other Income	32.1	125.9	(93.8)	(75)
Total Other Operating Income	$82.7	$179.3	$(96.6)	(54)%
The prior-year period other income included the gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio as well as impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million. Excluding these items, other operating income increased 3% from the prior-year period, primarily due to net gains on hedging activity.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 20: Six Months Ended June 30 Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	Six Months Ended June 30,
	2017			2016
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$63.4	$22,190.6	0.58%	$49.6	$20,413.9	1.80%
Interest-Bearing Due from and Deposits with Banks (1)	29.0	7,171.8	0.82	34.0	9,442.4	0.72
Federal Funds Sold and Securities Purchased under Agreements to Resell	14.0	2,035.7	1.38	8.0	1,754.5	0.92
Securities
U.S. Government	45.0	6,816.6	1.33	40.2	6,687.8	1.21
Obligations of States and Political Subdivisions	7.0	959.1	1.47	4.2	329.6	2.57
Government Sponsored Agency	130.6	17,843.0	1.48	85.8	17,055.6	1.01
Other (2)	113.8	18,633.1	1.23	81.8	15,707.0	1.05
Total Securities	296.4	44,251.8	1.35	212.0	39,780.0	1.07
Loans and Leases (3)	442.5	33,781.9	2.64	406.2	34,224.7	2.39
Total Earning Assets	845.3	109,431.8	1.56	709.8	105,615.5	1.35
Allowance for Credit Losses Assigned to Loans and Leases	—	(161.5)	—	—	(194.5)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,410.5	—	—	2,143.2	—
Buildings and Equipment	—	465.5	—	—	442.9	—
Client Security Settlement Receivables	—	829.3	—	—	1,166.8	—
Goodwill	—	520.6	—	—	527.2	—
Other Assets	—	3,947.6	—	—	4,464.3	—
Total Assets	$—	$117,443.8	—%	$—	$114,165.4	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$7.9	$15,340.8	0.10%	$5.6	$15,204.3	0.07%
Savings Certificates and Other Time	4.7	1,325.6	0.71	3.8	1,432.3	0.54
Non-U.S. Offices — Interest-Bearing	56.0	54,565.7	0.21	34.0	49,939.3	0.14
Total Interest-Bearing Deposits	68.6	71,232.1	0.19	43.4	66,575.9	0.13
Short-Term Borrowings	21.2	5,534.8	0.77	8.3	5,889.6	0.28
Senior Notes	23.5	1,496.8	3.16	23.4	1,496.8	3.15
Long-Term Debt	17.0	1,431.1	2.39	12.5	1,401.3	1.80
Floating Rate Capital Debt	2.2	277.4	1.63	1.6	277.3	1.17
Total Interest-Related Funds	132.5	79,972.2	0.33	89.2	75,640.9	0.24
Interest Rate Spread	—	—	1.23	—	—	1.11
Demand and Other Noninterest-Bearing Deposits	—	24,609.3	—	—	26,466.3	—
Other Liabilities	—	2,978.1	—	—	3,316.3	—
Stockholders’ Equity	—	9,884.2	—	—	8,741.9	—
Total Liabilities and Stockholders’ Equity	$—	$117,443.8	—%	$—	$114,165.4	—%
Net Interest Income/Margin (FTE Adjusted)	$712.8	$—	1.31%	$620.6	$—	1.18%
Net Interest Income/Margin (Unadjusted)	$695.0	$—	1.28%	$607.5	$—	1.16%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Six Months Ended June 30, 2017/2016
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$10.1	$125.4	$135.5
Interest-Related Funds	18.4	24.9	43.3
Net Interest Income (FTE)	$(8.3)	$100.5	$92.2

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets in our periodic filings with the U.S. Securities and Exchange Commission.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock of $212.4 million, $109.7 million and $53.1 million, which are classified in other assets in the consolidated balance sheets as of June 30, 2017 and 2016.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)
Cash and Due from Banks and Other Central Bank Deposits includes the non-interest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets on page 32.

(5)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8% for both the six months ended June 30, 2017 and 2016, respectively. Total taxable equivalent interest adjustments amounted to $17.8 million and $13.1 million for the six months ended June 30, 2017 and 2016, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income, stated on an FTE basis, totaled $712.8 million, an increase of $92.1 million, or 15%, from $620.6 million reported in the prior-year period. The increase is the result of growth in earning assets and a higher net interest margin. Additionally, the prior-year period included a charge of $2.7 million related to the residual value of certain aircraft and rail cars. Average earning assets were $109.4 billion, up $3.8 billion, or 4%, from $105.6 billion in the prior-year period, primarily attributable to higher levels of securities. The net interest margin, on an FTE basis, increased to 1.31% from 1.18% in the prior-year period.
Provision for Credit Losses
The provision for credit losses was a credit of $8.0 million in the current-year period, compared to a credit of $1.0 million in the prior-year period. The credit provision in the current period was primarily driven by improved credit quality as well as reductions in outstanding loans and undrawn loan commitments and standby letters of credit that resulted in a reduction in the inherent allowance. Net charge-offs in the current-year period totaled $5.2 million resulting from $9.7 million of charge-offs and $4.5 million of recoveries, compared to net charge-offs of $5.1 million in the prior-year period resulting from $10.2 million of charge-offs and $5.1 million of recoveries. The current period provision reflects improved credit quality. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 81% of total nonperforming loans and leases at both June 30, 2017 and 2016. Loan balances within the private client, commercial and institutional, and non-U.S. loan portfolios increased in the current period, while the residential real estate and commercial real estate loan balances decreased. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 22.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense

Noninterest expense totaled $1.83 billion for the current period, up $78.1 million, or 4%, compared to $1.75 billion in the prior-year period. The components of noninterest expense are provided below.
Table 21: Six Months Ended June 30 Noninterest Expense

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Compensation	$858.3	$768.3	$90.0	12%
Employee Benefits	153.4	142.8	10.6	7
Outside Services	320.1	308.9	11.2	4
Equipment and Software	261.0	232.2	28.8	12
Occupancy	91.7	86.2	5.5	6
Other Operating Expense	147.4	215.4	(68.0)	(32)
Total Noninterest Expense	$1,831.9	$1,753.8	$78.1	4%
Compensation expense, the largest component of noninterest expense, increased to $858.3 million from the prior-year period’s $768.3 million. Compensation expense in the current period included severance and related charges of $19.5 million. The prior-year period included severance and related charges of $13.0 million. Excluding the severance and related charges, compensation expense increased $83.5 million, or 11%, compared to the prior-year period, primarily reflecting higher long-term performance-based incentive compensation, higher salary expense driven by staff growth and base pay adjustments, and higher cash-based incentive accruals.
Employee benefits expense of $153.4 million was up $10.6 million, or 7%, from $142.8 million in the prior-year period. Employee benefits expense in the current period included severance and related charges of $2.5 million. The prior-year period included severance and related charges of $1.5 million. Excluding the severance and related charges, employee benefits expense increased $9.6 million, or 7%, compared to the prior-year period, primarily reflecting higher payroll taxes.
Outside services expense equaled $320.1 million, up from $308.9 million in the prior-year period. Expense for outside services in the current period included outplacement charges associated with severance activity of $0.8 million. The prior-year period included outplacement charges associated with severance activity of $0.7 million. Excluding these charges, expense for outside services increased $11.1 million, or 4%, compared to the prior-year period, primarily reflecting increased technical services and sub-custodian expense, partially offset by lower consulting services.
Equipment and software expense totaled $261.0 million, up $28.8 million, or 12% from $232.2 million in the prior-year period, reflecting increased software amortization and software support costs.
Occupancy expense equaled $91.7 million, up $5.5 million, or 6%, from $86.2 million in the prior-year period, reflecting higher rent expense.
Other operating expense totaled $147.4 million, up $68.0 million, or 32%, from $215.4 million in the prior-year period. The components of other operating expense are provided below.
Table 22: Six Months Ended June 30 Other Operating Expense

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2017	2016	Change
Business Promotion	$36.0	$48.0	$(12.0)	(25)%
Staff Related	21.4	21.8	(0.4)	(2)
FDIC Insurance Premiums	17.0	13.3	3.7	27
Other Intangibles Amortization	4.7	4.3	0.4	8
Other Expenses	68.3	128.0	(59.7)	(47)
Total Other Operating Expense	$147.4	$215.4	$(68.0)	(32)

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense in the prior-year period included a pre-tax charge in connection with an agreement to settle certain securities lending litigation of $46.5 million, charges related to contractual modifications associated with existing Corporate and Institutional Services clients of $18.6 million, and other personnel charges of $2.3 million. Excluding these charges, other operating expense was relatively unchanged from the prior-year period, with decreases in business promotion, driven by the timing of the Northern Trust sponsored PGA TOUR golf tournament moving from the first quarter to the third quarter of 2017, and staff related expenses, partially offset by higher charges associated with account servicing activities and FDIC deposit protection expense.
Provision for Income Taxes
Income tax expense was $237.7 million for the six months ended June 30, 2017, representing an effective tax rate of 30.4%. The provision for income taxes was $245.5 million for the six months ended June 30, 2016, representing an effective tax rate of 32.6%. The decrease in the provision for income taxes compared to the prior-year period was based primarily on the increased income tax benefit derived from increased vesting of restricted stock units and stock option exercises in the current period compared to the prior-year period, partially offset by increased income before income taxes. The provision for income tax expense for the six months ended June 30, 2017 and June 30, 2016 includes a benefit of $22.7 million and $5.9 million, respectively, related to excess tax benefits resulting from the vesting or exercise of stock-based compensation awards to employees.
CONSOLIDATED BALANCE SHEETS
Total assets were $125.6 billion and $123.9 billion at June 30, 2017 and December 31, 2016, respectively, and averaged $118.4 billion in the current quarter compared with $114.9 billion in the quarter ended June 30, 2016. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Loans and leases totaled $33.5 billion and $33.8 billion at June 30, 2017 and December 31, 2016, respectively, and averaged $33.9 billion in the current quarter, down 2% from $34.5 billion in the quarter ended June 30, 2016. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $43.8 billion and $44.9 billion at June 30, 2017 and December 31, 2016, respectively, and averaged $43.7 billion for the current quarter, up 7% from $40.8 billion in the quarter ended June 30, 2016. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits totaled $39.0 billion and $36.7 billion at June 30, 2017 and December 31, 2016, respectively, and averaged $32.3 billion in the current quarter, up 3% from the quarter ended June 30, 2016, primarily reflecting increased Federal Reserve and other central bank deposits, partially offset by decreased interest-bearing due from and deposits with banks. Interest-bearing client deposits at June 30, 2017 and December 31, 2016, totaled $75.2 billion and $71.5 billion, respectively, and averaged $73.2 billion in the current quarter compared to $66.9 billion in the quarter ended June 30, 2016. Noninterest-bearing client deposits at June 30, 2017 and December 31, 2016 totaled $29.1 billion and $30.2 billion, respectively, and averaged $23.5 billion in the current quarter, down 12% from $26.7 billion in the quarter ended June 30, 2016.
Total stockholders’ equity at June 30, 2017, was $10.1 billion compared to $9.8 billion at December 31, 2016, and averaged $10.0 billion for the current quarter, up 13% from $8.8 billion for the quarter ended June 30, 2016. The increase in average stockholders’ equity compared to the prior-year quarter was primarily attributable to earnings and the issuance of Series D Non-Cumulative Perpetual Preferred Stock (Series D preferred stock) in August 2016, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
During the three and six months ended June 30, 2017, the Corporation declared cash dividends totaling $88.9 million and $178.3 million to common stockholders, and cash dividends totaling $5.9 million and $26.6 million to preferred stockholders, respectively. During the three and six months ended June 30, 2017, the Corporation repurchased 1,760,264 shares of common stock, including 4,342 shares withheld related to share-based compensation, at a total cost of $157.6 million ($89.52 average price per share) and 2,571,994 shares of common stock, including 415,211 shares withheld related to share-based compensation, at a total cost of $227.7 million ($88.53 average price per share), respectively.

CAPITAL RATIOS

The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2017, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 23: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	June 30, 2017		March 31, 2017		June 30, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.2%	12.3%	12.9%	12.2%	11.5%	10.6%
Tier 1	14.5%	13.5%	14.2%	13.4%	12.0%	11.0%
Total	16.5%	15.6%	15.6%	15.0%	13.5%	12.7%
Tier 1 Leverage	8.1%	8.1%	8.2%	8.2%	7.4%	7.4%
Supplementary Leverage	7.0%	N/A	6.9%	N/A	6.2%	N/A

Capital Ratios — The Northern Trust Company	June 30, 2017		March 31, 2017		June 30, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.3%	12.1%	12.9%	12.0%	11.6%	10.4%
Tier 1	13.3%	12.1%	12.9%	12.0%	11.6%	10.4%
Total	14.9%	13.9%	14.6%	13.8%	13.3%	12.3%
Tier 1 Leverage	7.2%	7.2%	7.2%	7.2%	7.0%	7.0%
Supplementary Leverage	6.2%	N/A	6.1%	N/A	5.8%	N/A
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities of $312.6 million for the six months ended June 30, 2017, was primarily attributable to period earnings, including the impact of non-cash charges such as amortization of computer software, and higher net collateral deposited with derivative counterparties, partially offset by net changes in other operating activities due to incentive payments and a decrease in accounts payable. For the six months ended June 30, 2016, net cash used in operating activities of $507.2 million was primarily attributable to increased net collateral deposited with counterparties and other operating activities, partially offset by period earnings.
Net cash used in investing activities of $298.0 million for the six months ended June 30, 2017, was primarily attributable to increased levels of Federal Reserve and other central bank deposits, offset by net proceeds from sale, maturity and redemption of securities available for sale. For the six months ended June 30, 2016, net cash used in investing activities of $4.9 billion was primarily attributable to net purchases of securities available for sale and held to maturity and increased loans and leases.
Net cash provided by financing activities of $184.1 million for the six months ended June 30, 2017, was primarily attributable to increased levels of total deposits and the proceeds from the issuance of fixed-to-floating rate subordinated notes, partially offset by lower short-term other borrowings, the repurchase of common stock pursuant to the Corporation’s share repurchase program, and cash dividends paid to common and preferred stockholders. The increase in total deposits was attributable to higher levels of interest-bearing and non-interest bearing non-U.S. office client deposits. For the six months ended June 30, 2016, net cash provided by financing activities of $4.1 billion primarily reflected higher levels of total deposits and increased short-term other borrowings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and cash dividends paid to common and preferred stockholders. The increase in total deposits was attributable to higher levels of non-U.S. office interest-bearing client deposits and demand and other noninterest-bearing client deposits.

ASSET QUALITY

Securities Portfolio
Northern Trust maintains a high quality securities portfolio, with 82% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2017, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 9% was rated double-A, 3% was rated below double-A, and 6% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long term ratings are at least A).
Net unrealized losses within the investment securities portfolio totaled $40.8 million at June 30, 2017, compared to net unrealized losses of $68.1 million as of December 31, 2016. Net unrealized losses as of June 30, 2017 were comprised of $112.8 million and $153.6 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at June 30, 2017, the largest component was $61.6 million of government sponsored agency securities which were primarily attributable to changes in market rates since purchase. $36.3 million of unrealized losses in securities classified as “other” related to securities primarily purchased at a premium or par by Northern Trust for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Also, $19.9 million of the unrealized losses related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase. As of June 30, 2017, 37% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the six months ended June 30, 2017, charges of $0.1 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA eligible securities. There were $2.4 million OTTI losses for the six months ended June 30, 2016. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Effective for the period ended June 30, 2017, the Corporation implemented a change in the classification of certain nonperforming loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, prior-period balances below have been adjusted to conform with current-period presentation. These adjustments generally reflect reclassification of nonperforming loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total nonperforming loans and leases previously reported.
Table 24: Nonperforming Assets

($ In Millions)	June 30, 2017		March 31, 2017	June 30, 2016
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$21.6		$25.9	$13.9
Commercial Real Estate	8.6		12.1	12.2
Total Commercial	30.2		38.0	26.1
Personal
Residential Real Estate	128.7		141.7	123.9
Private Client	0.1		0.2	2.2
Total Personal	128.8		141.9	126.1
Total Nonperforming Loans and Leases	159.0		179.9	152.2
Other Real Estate Owned	7.7		6.9	14.2
Total Nonperforming Assets	166.7		186.8	166.4
90 Day Past Due Loans Still Accruing	$64.6		$9.9	$8.3
Nonperforming Loans and Leases to Total Loans and Leases	0.47%		0.54%	0.44%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.0	x	0.9x	1.3x
Nonperforming assets of $166.7 million as of June 30, 2017 increased slightly compared to the prior year, primarily reflecting increases within the commercial and residential real estate portfolios, which resulted in an increase to the specific allowance for credit losses, partially offset by payments and charge-offs within the commercial real estate and private client portfolios. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
The provision for credit losses was a credit of $7.0 million in the current quarter, compared to a credit of $3.0 million in the prior-year quarter. Net charge-offs were $3.2 million, resulting from $5.0 million of charge-offs and $1.8 million of recoveries, compared to $2.4 million of net charge-offs in the prior-year quarter, resulting from $4.9 million of charge-offs and $2.5 million of recoveries. Residential real estate loans accounted for 81% of total nonperforming loans and leases at June 30, 2017 and 2016.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2017 and 2016 due to charge-offs, recoveries and provisions for credit losses.

ASSET QUALITY (continued)
Provision and Allowance for Credit Losses (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 25: Allocation of the Allowance for Credit Losses

	June 30, 2017		March 31, 2017		June 30, 2016
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$8.7	—%	$8.7	—%	$1.3	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	33.7	27	34.9	28	38.9	29
Commercial Real Estate	58.7	11	68.1	12	70.5	11
Lease Financing, net	—	1	0.3	1	1.7	1
Non-U.S.	—	6	—	5	—	6
Other	1.1	1	0.6	1	2.5	1
Total Commercial	93.5	46	103.9	47	113.6	48
Personal
Residential Real Estate	63.8	23	65.9	22	91.0	24
Private Client	10.7	31	8.3	31	21.2	28
Other	2.1	—	2.2	—	—	—
Total Personal	76.6	54	76.4	53	112.2	52
Total Allocated Inherent Allowance	$170.1	100%	$180.3	100%	$225.8	100%
Total Allowance for Credit Losses	$178.8		$189.0		$227.1
Allowance Assigned to
Loans and Leases	$153.8		$162.0		$192.0
Undrawn Commitments and Standby Letters of Credit	25.0		27.0		35.1
Total Allowance for Credit Losses	$178.8		$189.0		$227.1
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.46%		0.48%		0.56%

MARKET RISK MANAGEMENT

There are two types of market risk, interest rate risk and trading risk. Interest rate risk is the potential for movements in interest rates to cause changes in net interest income and the market value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.
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
NII Sensitivity — The modeling of NII sensitivity incorporates on-balance-sheet positions, as well as derivative financial instruments (principally interest rate swaps) that are used to manage interest rate risk. Northern Trust uses market implied forward interest rates as the base case and measures the sensitivity (i.e., change) of a static balance sheet to changes in interest rates. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e., twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e., basis risk).
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
Table 26: Net Interest Income Sensitivity

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market-Implied Forward Rates
100 Basis Points	$24
200 Basis Points	39
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

MARKET RISK MANAGEMENT (continued)

MVE Sensitivity — MVE is defined as the present value of assets minus the present value of liabilities, net of the value of instruments that are used to manage the interest rate risk of balance sheet items. The potential effect of interest rate changes on MVE is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures MVE sensitivity under various rate scenarios. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e., twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e., basis risk).
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
Table 27: Market Value of Equity Sensitivity as of June 30, 2017

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$298
200 Basis Points	323
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
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally weighted and exponentially weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look-back periods of one year and four years. Those alternative measures provide management an array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.

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
Table 28: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017
High	$1.2	$1.6	$0.4	$1.6	$1.2	$1.1
Low	0.3	0.2	—	—	0.3	0.2
Average	0.8	0.5	0.1	0.1	0.7	0.5
Quarter-End	0.5	1.1	—	0.3	0.5	1.1
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
Table 29: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	June 30, 2017			June 30, 2016
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$417.2	$8.9	$426.1	$344.7	$6.9	$351.6
Interest Expense	75.7	—	75.7	45.0	—	45.0
Net Interest Income	$341.5	$8.9	$350.4	$299.7	$6.9	$306.6
Net Interest Margin	1.25%		1.28%	1.13%		1.16%

Revenue	$1,321.2	$8.9	$1,330.1	1,316.7	6.9	1,323.6

	Six Months Ended
	June 30, 2017			June 30, 2016
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$827.5	$17.8	$845.3	$696.7	$13.1	$709.8
Interest Expense	132.5	—	132.5	89.2	—	89.2
Net Interest Income	$695.0	$17.8	$712.8	$607.5	$13.1	$620.6
Net Interest Margin	1.28%		1.31%	1.16%		1.18%

Revenue	$2,605.6	$17.8	$2,623.4	$2,506.7	$13.1	$2,519.8
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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS (continued)

In 2016, Northern Trust focused efforts on its assessment project as well as an extensive contract review, covering services offered in each of its respective locations throughout the world. Northern Trust recognizes the majority of its revenues “over time” under current policy and expects to continue this practice upon adoption of ASU 2014-09. ASU 2014-09 is not expected to require significant changes to revenue-related information technology applications. Northern Trust is currently developing detailed disclosures required by ASU 2014-09. Further, Northern Trust assessed the extent of changes to the control environment and is in the process of designing additional controls around contract inception and initial contract analysis. Northern Trust will continue to evaluate certain aspects of ASU 2014-09 such as transition method and agent vs. principal considerations. ASU 2014-09 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize in the statement of financial position a liability to make lease payments, known as the lease liability, and a right-of-use asset representing its right to use the underlying asset over the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Northern Trust is currently establishing an overall governance structure and a detailed project plan for its implementation efforts. Further, Northern Trust is completing its inventory of leases within the scope of ASU 2016-02 and continues to assess the impact of adoption of ASU 2016-02.
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
Northern Trust has established a working group across various functions and is currently developing an overall governance structure and a detailed project plan for its implementation efforts. Further, Northern Trust is assessing differences between the existing incurred loss impairment model and the expected loss impairment model requirements under ASU 2016-13, performing a detailed scoping analysis of its portfolios, and evaluating specific application issues. Northern Trust continues to assess the impact of adoption of ASU 2016-13.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). The main provisions of ASU 2017-09 clarify the types of changes to share-based payment awards that are in scope of modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. Although Northern Trust is currently assessing the impact of ASU 2017-09, it is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and Due from Banks	$5,694.8	$5,332.0
Federal Reserve and Other Central Bank Deposits	28,988.2	26,674.2
Interest-Bearing Deposits with Banks	4,916.2	4,800.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,097.0	1,974.3
Securities
Available for Sale	34,167.8	35,579.8
Held to Maturity (Fair value of $9,225.6 and $8,905.1)	9,247.9	8,921.1
Trading Account	0.6	0.3
Total Securities	43,416.3	44,501.2
Loans and Leases
Commercial	15,427.6	15,666.7
Personal	18,071.4	18,155.4
Total Loans and Leases (Net of unearned income of $37.1 and $41.2)	33,499.0	33,822.1
Allowance for Credit Losses Assigned to Loans and Leases	(153.8)	(161.0)
Buildings and Equipment	463.3	466.6
Client Security Settlement Receivables	1,707.1	1,043.7
Goodwill	523.1	519.4
Other Assets	4,454.5	4,953.8
Total Assets	$125,605.7	$123,926.9
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$19,479.8	$22,190.4
Savings, Money Market and Other Interest-Bearing	15,210.4	16,509.0
Savings Certificates and Other Time	1,292.9	1,331.7
Non U.S. Offices — Noninterest-Bearing	9,608.8	7,972.5
— Interest-Bearing	58,720.2	53,648.1
Total Deposits	104,312.1	101,651.7
Federal Funds Purchased	158.7	204.8
Securities Sold Under Agreements to Repurchase	463.6	473.7
Other Borrowings	4,052.0	5,109.5
Senior Notes	1,496.9	1,496.6
Long-Term Debt	1,671.7	1,330.9
Floating Rate Capital Debt	277.5	277.4
Other Liabilities	3,105.3	3,611.9
Total Liabilities	115,537.8	114,156.5
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 228,485,957 and 228,605,485	408.6	408.6
Additional Paid-In Capital	1,027.0	1,035.8
Retained Earnings	9,247.5	8,908.4
Accumulated Other Comprehensive Loss	(338.9)	(370.0)
Treasury Stock (16,685,567 and 16,566,039 shares, at cost)	(1,158.3)	(1,094.4)
Total Stockholders’ Equity	10,067.9	9,770.4
Total Liabilities and Stockholders’ Equity	$125,605.7	$123,926.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2017	2016	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$848.2	$777.2	$1,656.4	$1,525.4
Foreign Exchange Trading Income	49.9	64.4	98.0	124.9
Treasury Management Fees	14.9	16.0	29.6	32.2
Security Commissions and Trading Income	24.1	20.6	44.6	39.5
Other Operating Income	43.0	141.2	82.7	179.3
Investment Security Gains (Losses), net (Note)	(0.4)	(2.4)	(0.7)	(2.1)
Total Noninterest Income	979.7	1,017.0	1,910.6	1,899.2
Net Interest Income
Interest Income	417.2	344.7	827.5	696.7
Interest Expense	75.7	45.0	132.5	89.2
Net Interest Income	341.5	299.7	695.0	607.5
Provision for Credit Losses	(7.0)	(3.0)	(8.0)	(1.0)
Net Interest Income after Provision for Credit Losses	348.5	302.7	703.0	608.5
Noninterest Expense
Compensation	432.5	389.5	858.3	768.3
Employee Benefits	75.6	72.2	153.4	142.8
Outside Services	167.0	159.0	320.1	308.9
Equipment and Software	133.7	118.0	261.0	232.2
Occupancy	46.3	45.3	91.7	86.2
Other Operating Expense	82.3	141.0	147.4	215.4
Total Noninterest Expense	937.4	925.0	1,831.9	1,753.8
Income before Income Taxes	390.8	394.7	781.7	753.9
Provision for Income Taxes	122.9	131.7	237.7	245.5
Net Income	$267.9	$263.0	$544.0	$508.4
Preferred Stock Dividends	5.9	5.8	26.6	11.7
Net Income Applicable to Common Stock	$262.0	$257.2	$517.4	$496.7
Per Common Share
Net Income — Basic	$1.12	$1.11	$2.22	$2.14
— Diluted	1.12	1.10	2.21	2.13
Average Number of Common Shares Outstanding — Basic	229,196,531	227,535,701	229,128,414	228,077,395
— Diluted	230,637,823	229,279,540	230,634,368	229,538,743

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$(2.4)	$(0.1)	$(2.4)
Other Security Gains (Losses), net	(0.4)	—	(0.6)	0.3
Investment Security Gains (Losses), net	$(0.4)	$(2.4)	$(0.7)	$(2.1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Net Income	$267.9	$263.0	$544.0	$508.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	1.6	33.5	20.9	108.2
Net Unrealized (Losses) Gains on Cash Flow Hedges	2.3	0.5	(3.0)	6.6
Foreign Currency Translation Adjustments	4.9	6.3	6.9	10.2
Pension and Other Postretirement Benefit Adjustments	4.3	4.0	6.3	8.1
Other Comprehensive Income	13.1	44.3	31.1	133.1
Comprehensive Income	$281.0	$307.3	$575.1	$641.5
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2017	2016
Preferred Stock
Series C, Balance at January 1 and June 30	$388.5	$388.5
Series D, Balance at January 1 and June 30	$493.5	$—
Balance at June 30	882.0	388.5
Common Stock
Balance at January 1 and June 30	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,035.8	1,072.2
Treasury Stock Transactions — Stock Options and Awards	(93.6)	(75.4)
Stock Options and Awards — Amortization	84.8	46.6
Stock Options and Awards — Tax Benefit	—	(9.1)
Balance at June 30	1,027.0	1,034.3
Retained Earnings
Balance at January 1	8,908.4	8,242.8
Net Income	544.0	508.4
Dividends Declared — Common Stock	(178.3)	(167.3)
Dividends Declared — Preferred Stock	(26.6)	(11.7)
Balance at June 30	9,247.5	8,572.2
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(370.0)	(372.7)
Net Unrealized Gains on Securities Available for Sale	20.9	108.2
Net Unrealized Gains (Losses) on Cash Flow Hedges	(3.0)	6.6
Foreign Currency Translation Adjustments	6.9	10.2
Pension and Other Postretirement Benefit Adjustments	6.3	8.1
Balance at June 30	(338.9)	(239.6)
Treasury Stock
Balance at January 1	(1,094.4)	(1,033.6)
Stock Options and Awards	163.8	102.2
Stock Purchased	(227.7)	(281.1)
Balance at June 30	(1,158.3)	(1,212.5)
Total Stockholders’ Equity at June 30	$10,067.9	$8,951.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2017	2016
Cash Flows from Operating Activities:
Net Income	$544.0	$508.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses (Gains), net	0.7	2.1
Amortization and Accretion of Securities and Unearned Income, net	53.0	37.2
Provision for Credit Losses	(8.0)	(1.0)
Depreciation on Buildings and Equipment	47.0	44.8
Amortization of Computer Software	154.7	135.8
Amortization of Intangibles	4.7	4.3
Pension Plan Contributions	(11.5)	(9.1)
Change in Receivables	(71.4)	(41.5)
Change in Interest Payable	8.3	(0.7)
Change in Collateral With Derivative Counterparties, net	477.0	(1,067.1)
Other Operating Activities, net	(885.9)	(120.4)
Net Cash Provided by (Used in) Operating Activities	312.6	(507.2)
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(106.3)	(249.9)
Change in Interest-Bearing Deposits with Banks	116.1	(56.1)
Net Change in Federal Reserve and Other Central Bank Deposits	(1,804.9)	101.4
Purchases of Securities — Held to Maturity	(4,724.2)	(2,576.5)
Proceeds from Maturity and Redemption of Securities — Held to Maturity	4,857.7	1,235.1
Purchases of Securities — Available for Sale	(4,388.5)	(6,554.3)
Proceeds from Sale, Maturity and Redemption of Securities — Available for Sale	5,819.9	4,432.3
Change in Loans and Leases	531.8	(1,373.3)
Purchases of Buildings and Equipment	(40.1)	(32.0)
Purchases and Development of Computer Software	(179.3)	(153.8)
Change in Client Security Settlement Receivables	(662.7)	(56.0)
Acquisition of a Subsidiary, Net of Cash Received	—	(16.9)
Other Investing Activities, net	282.5	369.6
Net Cash Used in Investing Activities	(298.0)	(4,930.4)
Cash Flows from Financing Activities:
Change in Deposits	1,313.8	2,596.2
Change in Federal Funds Purchased	(46.1)	(45.5)
Change in Securities Sold under Agreements to Repurchase	(10.0)	18.9
Change in Short-Term Other Borrowings	(1,060.2)	1,996.2
Proceeds from Senior Notes and Long-Term Debt	350.0	—
Repayments of Senior Notes and Long-Term Debt	(5.3)	(2.8)
Treasury Stock Purchased	(227.7)	(281.1)
Net Proceeds from Stock Options	70.3	26.7
Cash Dividends Paid on Common Stock	(174.2)	(165.1)
Cash Dividends Paid on Preferred Stock	(26.6)	(11.7)
Other Financing Activities, net	0.1	(8.9)
Net Cash Provided by Financing Activities	184.1	4,122.9
Effect of Foreign Currency Exchange Rates on Cash	164.1	208.3
Increase (Decrease) in Cash and Due from Banks	362.8	(1,106.4)
Cash and Due from Banks at Beginning of Year	5,332.0	6,418.5
Cash and Due from Banks at End of Period	$5,694.8	$5,312.1
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$124.0	$89.7
Income Taxes Paid	312.2	413.4
Transfers from Loans to OREO	5.8	10.2

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2017 and 2016, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
Adoption of ASU No. 2016-09. The Corporation adopted ASU No. 2016-09 on July 1, 2016 with an effective date of January 1, 2016, which resulted in reclassifications of $2.3 million and $5.9 million from additional paid-in capital to provision for income taxes, representing excess tax benefits previously recognized in additional paid-in-capital during the three and six months ended June 30, 2016, respectively.
Adoption of the standard impacted the Corporation’s previously reported results as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
($ In Millions except per share data)	As Reported	As Adjusted	As Reported	As Adjusted
Provision for Income Taxes	$134.0	$131.7	$251.4	$245.5
Net Income	260.7	263.0	502.5	508.4
Earnings Allocated to Participating Securities	4.7	4.8	8.8	8.9
Net Income Applicable to Common Stock	254.9	257.2	490.8	496.7

Effective Tax Rate	33.9%	33.4%	33.3%	32.6%

Basic Earnings per Share	$1.10	$1.11	$2.11	$2.14
Diluted Earnings per Share	1.09	1.10	2.10	2.13
Diluted Weighted Average Shares Outstanding (000s)	229,197	229,280	229,588	229,539

			As of June 30, 2016
			As Reported	As Adjusted
Additional Paid-In Capital			$1,040.2	$1,034.3
Retained Earnings			8,566.3	8,572.2

Definitive Agreement. On February 19, 2017, the Corporation entered into a definitive agreement with UBS AG to acquire UBS Asset Management’s fund administration servicing businesses in Luxembourg and Switzerland for an initial purchase price of approximately $175 million in cash, subject to adjustment. The transaction is expected to close in the second half of 2017, subject to applicable regulatory and fund board approvals and other customary closing conditions.
Note 2 – Recent Accounting Pronouncements
On January 1, 2017, the Corporation adopted ASU 2016-05, “Derivatives and Hedging (Topic 815): Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)” (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. Upon adoption of ASU 2016-05, the Corporation did not dedesignate any hedging relationships due to change in counterparty and therefore there was no impact to its consolidated financial condition or results of operations.

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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the six months ended June 30, 2017 or the year ended December 31, 2016.
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
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2017, Northern Trust’s available for sale securities portfolio included 1,417 Level 2 securities with an aggregate market value of $28.1 billion. All 1,417 securities were valued by external pricing vendors. As of December 31, 2016, Northern Trust’s available for sale securities portfolio included 1,409 Level 2 securities with an aggregate market value of $28.1 billion. All 1,409 securities were valued by external pricing vendors. Trading account securities, which totaled $0.6 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, were all valued using external pricing vendors.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, Northern Trust uses external pricing vendors that incorporate transaction details and market- based inputs such as past auction results, trades and bids. The significant unobservable inputs used in the fair value measurement are the prices of the securities supported by little market activity and for which trading is limited.
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
The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of June 30, 2017 and December 31, 2016.
Table 30: Level 3 Significant Unobservable Inputs

	June 30, 2017
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.1	million	Comparables	Price	$87	—	99
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.9	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%	—	11.0%
				Conversion Rate	1.63x	—	1.65x
				Expected Duration	1.5	—	4.0 years

	December 31, 2016
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.7	million	Comparables	Price	$84	—	99
Swap Related to Sale of Certain Visa Class B Common Shares	$25.2	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%	—	11.0%
				Conversion Rate	1.63x	—	1.65x
				Expected Duration	1.5	—	4.5 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by fair value hierarchy level.
Table 31: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
June 30, 2017
Securities
Available for Sale
U.S. Government	$6,044.8	$—	$—	$—	$6,044.8
Obligations of States and Political Subdivisions	—	833.2	—	—	833.2
Government Sponsored Agency	—	17,785.0	—	—	17,785.0
Non-U.S. Government	—	138.6	—	—	138.6
Corporate Debt	—	3,310.0	—	—	3,310.0
Covered Bonds	—	835.6	—	—	835.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,902.5	—	—	1,902.5
Other Asset-Backed	—	2,832.6	—	—	2,832.6
Auction Rate	—	—	4.1	—	4.1
Commercial Mortgage-Backed	—	443.4	—	—	443.4
Other	—	38.0	—	—	38.0
Total Available for Sale	6,044.8	28,118.9	4.1	—	34,167.8
Trading Account	—	0.6	—	—	0.6
Total Available for Sale and Trading Securities	6,044.8	28,119.5	4.1	—	34,168.4
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,074.5	—	—	3,074.5
Interest Rate Contracts	—	122.5	—	—	122.5
Total Derivative Assets	—	3,197.0	—	(2,131.7)	1,065.3
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,105.0	—	—	3,105.0
Interest Rate Contracts	—	81.7	—	—	81.7
Other Financial Derivatives (1)	—	—	25.9	—	25.9
Total Derivative Liabilities	$—	$3,186.7	$25.9	$(1,910.2)	$1,302.4
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2017, derivative assets and liabilities shown above also include reductions of $583.8 million and $362.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

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

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2017 and 2016.
Table 32: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended June 30,	2017	2016
Fair Value at April 1	$4.3	$16.6
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	—	(0.2)
Purchases, Issues, Sales, and Settlements
Sales	—	(10.0)
Settlements	(0.2)	(0.3)
Fair Value at June 30	$4.1	$6.1

Six Months Ended June 30,	2017	2016
Fair Value at January 1	$4.7	$17.1
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	—	(0.6)
Purchases, Issues, Sales, and Settlements
Sales	—	(10.1)
Settlements	(0.6)	(0.3)
Fair Value at June 30	$4.1	$6.1

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale in the consolidated statements of comprehensive income.
Table 33: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended June 30,	2017	2016
Fair Value at April 1	$26.4	$9.7
Total (Gains) Losses:
Included in Earnings (1)	1.5	4.9
Purchases, Issues, Sales, and Settlements
Purchases	—	14.9
Settlements	(2.0)	(0.8)
Fair Value at June 30	$25.9	$28.7

Notes to Consolidated Financial Statements (unaudited) (continued)

Six Months Ended June 30,	2017	2016
Fair Value at January 1	$25.2	$10.8
Total (Gains) Losses:
Included in Earnings (1)	4.4	4.6
Purchases, Issues, Sales, and Settlements
Purchases	—	14.9
Settlements	(3.7)	(1.6)
Fair Value at June 30	$25.9	$28.7

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.
During the six months ended June 30, 2017 and 2016, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at June 30, 2017 and 2016, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $19.8 million and $1.0 million, respectively, at June 30, 2017, and $6.2 million and $1.7 million, respectively, at June 30, 2016. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.
The following table provides the fair value of, and the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.
Table 34: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	June 30, 2017
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$19.8 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$1.0 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$6.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 35: Fair Value of Financial Instruments

(In Millions)	June 30, 2017
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$5,694.8	$5,694.8	$5,694.8	$—	$—
Federal Reserve and Other Central Bank Deposits	28,988.2	28,988.2	—	28,988.2	—
Interest-Bearing Deposits with Banks	4,916.2	4,916.2	—	4,916.2	—
Federal Funds Sold and Resell Agreements	2,097.0	2,097.0	—	2,097.0	—
Securities
Available for Sale (Note)	34,167.8	34,167.8	6,044.8	28,118.9	4.1
Held to Maturity	9,247.9	9,225.6	18.0	9,207.6	—
Trading Account	0.6	0.6	—	0.6	—
Loans (excluding Leases)
Held for Investment	33,099.7	33,210.1	—	—	33,210.1
Held for Sale	4.0	4.0	—	—	4.0
Client Security Settlement Receivables	1,707.1	1,707.1	—	1,707.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	158.1	158.1	—	158.1	—
Community Development Investments	215.9	223.0	—	223.0	—
Employee Benefit and Deferred Compensation	181.2	179.8	118.1	61.7	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$44,299.0	$44,299.0	$44,299.0	$—	$—
Savings Certificates and Other Time	1,292.9	1,295.7	—	1,295.7	—
Non U.S. Offices Interest-Bearing	58,720.2	58,720.2	—	58,720.2	—
Federal Funds Purchased	158.7	158.7	—	158.7	—
Securities Sold under Agreements to Repurchase	463.6	463.6	—	463.6	—
Other Borrowings	4,052.0	4,054.4	—	4,054.4	—
Senior Notes	1,496.9	1,540.9	—	1,540.9	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,654.0	1,662.8	—	1,662.8	—
Floating Rate Capital Debt	277.5	260.8	—	260.8	—
Other Liabilities
Standby Letters of Credit	36.4	36.4	—	—	36.4
Loan Commitments	34.6	34.6	—	—	34.6
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$36.5	$36.5	$—	$36.5	$—
Liabilities	100.2	100.2	—	100.2	—
Interest Rate Contracts
Assets	41.2	41.2	—	41.2	—
Liabilities	17.1	17.1	—	17.1	—
Other Financial Derivatives
Liabilities (1)	25.9	25.9	—	—	25.9
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,038.1	3,038.1	—	3,038.1	—
Liabilities	3,004.8	3,004.8	—	3,004.8	—
Interest Rate Contracts
Assets	81.2	81.2	—	81.2	—
Liabilities	64.6	64.6	—	64.6	—
Note: Refer to the table located on page 39 for the disaggregation of available for sale securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2016
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$5,332.0	$5,332.0	$5,332.0	$—	$—
Federal Reserve and Other Central Bank Deposits	26,674.2	26,674.2	—	26,674.2	—
Interest-Bearing Deposits with Banks	4,800.6	4,800.6	—	4,800.6	—
Federal Funds Sold and Resell Agreements	1,974.3	1,974.3	—	1,974.3	—
Securities
Available for Sale (Note)	35,579.8	35,579.8	7,522.6	28,052.5	4.7
Held to Maturity	8,921.1	8,905.1	15.0	8,890.1	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	33,354.1	33,471.3	—	—	33,471.3
Held for Sale	13.4	13.4	—	—	13.4
Client Security Settlement Receivables	1,043.7	1,043.7	—	1,043.7	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	203.1	203.1	—	203.1	—
Community Development Investments	218.9	215.5	—	215.5	—
Employee Benefit and Deferred Compensation	166.2	162.5	107.2	55.3	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$46,671.9	$46,671.9	$46,671.9	$—	$—
Savings Certificates and Other Time	1,331.7	1,337.5	—	1,337.5	—
Non U.S. Offices Interest-Bearing	53,648.1	53,648.1	—	53,648.1	—
Federal Funds Purchased	204.8	204.8	—	204.8	—
Securities Sold under Agreements to Repurchase	473.7	473.7	—	473.7	—
Other Borrowings	5,109.5	5,113.4	—	5,113.4	—
Senior Notes	1,496.6	1,535.5	—	1,535.5	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,307.9	1,316.0	—	1,316.0	—
Floating Rate Capital Debt	277.4	251.0	—	251.0	—
Other Liabilities
Standby Letters of Credit	37.2	37.2	—	—	37.2
Loan Commitments	41.2	41.2	—	—	41.2
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$335.4	$335.4	$—	$335.4	$—
Liabilities	21.2	21.2	—	21.2	—
Interest Rate Contracts
Assets	160.2	160.2	—	160.2	—
Liabilities	22.8	22.8	—	22.8	—
Other Financial Derivatives
Liabilities (1)	25.2	25.2	—	—	25.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,274.2	3,274.2	—	3,274.2	—
Liabilities	3,221.7	3,221.7	—	3,221.7	—
Interest Rate Contracts
Assets	87.0	87.0	—	87.0	—
Liabilities	85.2	85.2	—	85.2	—
Note: Refer to the table located on page 40 for the disaggregation of available for sale securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of securities at June 30, 2017 and December 31, 2016.
Table 36: Reconciliation of Amortized Cost to Fair Value of Securities Available for Sale

Securities Available for Sale	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$6,032.6	$23.9	$11.7	$6,044.8
Obligations of States and Political Subdivisions	834.4	0.2	1.4	833.2
Government Sponsored Agency	17,796.1	50.5	61.6	17,785.0
Non-U.S. Government	139.8	—	1.2	138.6
Corporate Debt	3,326.3	3.4	19.7	3,310.0
Covered Bonds	837.9	1.0	3.3	835.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,901.4	3.9	2.8	1,902.5
Other Asset-Backed	2,829.8	4.5	1.7	2,832.6
Auction Rate	4.4	—	0.3	4.1
Commercial Mortgage-Backed	445.6	—	2.2	443.4
Other	38.0	—	—	38.0
Total	$34,186.3	$87.4	$105.9	$34,167.8

Securities Available for Sale	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$7,514.5	$22.4	$14.3	$7,522.6
Obligations of States and Political Subdivisions	890.8	—	5.6	885.2
Government Sponsored Agency	17,914.1	49.3	70.6	17,892.8
Non-U.S. Government	420.0	—	2.1	417.9
Corporate Debt	3,787.4	2.6	24.8	3,765.2
Covered Bonds	1,148.6	0.8	5.5	1,143.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,343.6	0.9	3.8	1,340.7
Other Asset-Backed	2,083.7	2.7	1.3	2,085.1
Auction Rate	5.0	—	0.3	4.7
Commercial Mortgage-Backed	474.1	—	2.5	471.6
Other	50.1	—	—	50.1
Total	$35,631.9	$78.7	$130.8	$35,579.8

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 37: Reconciliation of Amortized Cost to Fair Value of Securities Held to Maturity

Securities Held to Maturity	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$18.0	$—	$—	$18.0
Obligations of States and Political Subdivisions	47.5	2.3	—	49.8
Government Sponsored Agency	6.7	0.4	—	7.1
Corporate Debt	267.6	0.5	0.2	267.9
Covered Bonds	2,327.5	9.5	3.1	2,333.9
Non-U.S. Government	3,523.3	2.4	3.9	3,521.8
Certificates of Deposit	148.2	0.6	0.6	148.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,583.9	7.6	3.6	2,587.9
Other Asset-Backed	186.6	2.1	—	188.7
Other	138.6	—	36.3	102.3
Total	$9,247.9	$25.4	$47.7	$9,225.6

Securities Held to Maturity	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$15.0	$—	$—	$15.0
Obligations of States and Political Subdivisions	63.6	2.7	—	66.3
Government Sponsored Agency	7.4	0.5	—	7.9
Corporate Debt	231.2	0.2	0.4	231.0
Covered Bonds	2,051.6	10.1	3.7	2,058.0
Non-U.S. Government	3,517.5	4.9	2.3	3,520.1
Certificates of Deposit	606.0	0.2	0.1	606.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,154.7	10.5	2.8	2,162.4
Other Asset-Backed	143.4	0.1	—	143.5
Other	130.7	—	35.9	94.8
Total	$8,921.1	$29.2	$45.2	$8,905.1
Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of securities as of June 30, 2017.
Table 38: Remaining Maturity of Securities Available for Sale and Held to Maturity

	June 30, 2017
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$6,351.0	$6,345.0
Due After One Year Through Five Years	20,797.9	20,789.5
Due After Five Years Through Ten Years	6,014.9	6,017.5
Due After Ten Years	1,022.5	1,015.8
Total	34,186.3	34,167.8
Held to Maturity
Due in One Year or Less	2,854.3	2,855.4
Due After One Year Through Five Years	6,127.7	6,131.9
Due After Five Years Through Ten Years	205.0	203.9
Due After Ten Years	60.9	34.4
Total	$9,247.9	$9,225.6
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. Net investment security losses of $0.4 million were recognized in the three months ended June 30, 2017. Net investment security losses of $2.4 million were recognized in the three months ended June 30, 2016, related to the OTTI of certain CRA-eligible held to maturity securities. Gross proceeds from the sale of securities during the three months ended June 30, 2017 and 2016 were $978.5 million and $10.0 million, respectively.
There were $0.7 million of net investment security losses recognized in the six months ended June 30, 2017, which include $0.1 million of charges related to the OTTI of certain CRA-eligible held to maturity securities. Net investment security losses of $2.1 million were recognized in the six months ended June 30, 2016, which include $2.4 million of charges related to the OTTI of certain CRA-eligible held to maturity securities. For the six months ended June 30, 2017, proceeds of $1.5 billion were received from the sale of securities, resulting in gross realized gains and losses of $0.1 million and $0.8 million, respectively. For the six months ended June 30, 2016, proceeds of $523.6 million were received from the sale of securities, resulting in gross realized gains of $0.3 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2017 and December 31, 2016.
Table 39: Securities with Unrealized Losses

Securities with Unrealized Losses as of June 30, 2017	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$1,701.5	$11.7	$—	$—	$1,701.5	$11.7
Obligations of States and Political Subdivisions	662.4	1.4	—	—	662.4	1.4
Government Sponsored Agency	6,306.7	48.2	2,794.3	13.4	9,101.0	61.6
Non-U.S. Government	2,968.2	5.1	—	—	2,968.2	5.1
Corporate Debt	1,375.4	8.1	796.7	11.8	2,172.1	19.9
Covered Bonds	994.1	6.4	—	—	994.1	6.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,509.8	5.8	249.4	0.6	1,759.2	6.4
Other Asset-Backed	1,100.2	1.7	—	—	1,100.2	1.7
Certificates of Deposit	72.3	0.6	—	—	72.3	0.6
Auction Rate	—	—	3.7	0.3	3.7	0.3
Commercial Mortgage-Backed	416.5	2.2	—	—	416.5	2.2
Other	56.1	15.8	49.3	20.5	105.4	36.3
Total	$17,163.2	$107.0	$3,893.4	$46.6	$21,056.6	$153.6

Securities with Unrealized Losses as of December 31, 2016	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$1,603.0	$14.3	$—	$—	$1,603.0	$14.3
Obligations of States and Political Subdivisions	865.3	5.6	—	—	865.3	5.6
Government Sponsored Agency	8,252.5	58.5	2,121.0	12.1	10,373.5	70.6
Non-U.S. Government	2,957.1	4.4	—	—	2,957.1	4.4
Corporate Debt	1,601.7	11.2	1,054.4	14.0	2,656.1	25.2
Covered Bonds	809.0	8.6	138.9	0.6	947.9	9.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,136.1	5.7	249.1	0.9	1,385.2	6.6
Other Asset-Backed	584.3	1.3	—	—	584.3	1.3
Certificates of Deposit	81.4	0.1	—	—	81.4	0.1
Auction Rate	0.4	0.1	4.3	0.2	4.7	0.3
Commercial Mortgage-Backed	471.5	2.5	—	—	471.5	2.5
Other	50.5	17.9	59.7	18.0	110.2	35.9
Total	$18,412.8	$130.2	$3,627.4	$45.8	$22,040.2	$176.0
As of June 30, 2017, 1,077 securities with a combined fair value of $21.1 billion were in an unrealized loss position, with their unrealized losses totaling $153.6 million. Unrealized losses of $61.6 million related to government sponsored agency securities are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $19.9 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 37% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $36.3 million of unrealized losses in securities classified as “other” at June 30, 2017, related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $0.3 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail, preventing holders

Notes to Consolidated Financial Statements (unaudited) (continued)

from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2017, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of June 30, 2017, Northern Trust did not intend to sell any investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There were $0.1 million of OTTI losses recognized in the six months ended June 30, 2017 related to CRA-eligible mortgage-backed securities. There were $2.4 million of OTTI losses recognized during the three and six months ended June 30, 2016.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 40: Cumulative Credit-Related Losses on Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Cumulative Credit-Related Losses on Securities Held — Beginning of Period	$3.5	$5.2	$3.4	$5.2
Plus: Losses on Newly Identified Impairments	—	0.3	—	0.3
Additional Losses on Previously Identified Impairments	—	2.1	0.1	2.1
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—	—	—
Cumulative Credit-Related Losses on Securities Held — End of Period	$3.5	$7.6	$3.5	$7.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2017.
Table 41: Repurchase Agreements Accounted for as Secured Borrowings

June 30, 2017
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$463.6
Total Borrowings	$463.6
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 21	$463.6
Amounts related to agreements not included in Note 21	$—
Note 6 – Loans and Leases
Effective for the period ended June 30, 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, prior-period loan and lease balances below have been adjusted to conform with current-period presentation. These adjustments generally reflect reclassification of loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total loans and leases previously reported. The previously reported allowance for credit losses remains unadjusted, as the impact of the reclassification on the allowance was immaterial.
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 42: Loans and Leases

(In Millions)	June 30, 2017	December 31, 2016
Commercial
Commercial and Institutional	$9,321.2	$9,287.4
Commercial Real Estate	3,714.4	4,002.5
Non-U.S.	1,885.9	1,877.8
Lease Financing, net	241.7	293.9
Other	264.4	205.1
Total Commercial	15,427.6	15,666.7
Personal
Private Client	10,456.9	10,052.0
Residential Real Estate	7,581.1	8,077.5
Other	33.4	25.9
Total Personal	18,071.4	18,155.4
Total Loans and Leases	33,499.0	33,822.1
Allowance for Credit Losses Assigned to Loans and Leases	(153.8)	(161.0)
Net Loans and Leases	$33,345.2	$33,661.1
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2017 and December 31, 2016, equity credit lines totaled $1.0 billion and $1.2 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 92% and 91% of the total equity credit lines as of June 30, 2017 and December 31, 2016, respectively.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.3 billion at June 30, 2017, and $1.4 billion at December 31, 2016. Demand

Notes to Consolidated Financial Statements (unaudited) (continued)

deposits reclassified as loan balances totaled $48.6 million and $88.1 million at June 30, 2017 and December 31, 2016, respectively. Loans classified as held for sale totaled $4.0 million and $13.4 million as of June 30, 2017 and December 31, 2016, respectively. Leases classified as held for sale totaled $32.4 million as of June 30, 2017 and $43.0 million as of December 31, 2016, respectively, related to the decision to exit a non-strategic loan and lease portfolio.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Loan and lease segment and class balances as of June 30, 2017 and December 31, 2016 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 43: Borrower Ratings

	June 30, 2017				December 31, 2016
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$6,276.3	$2,987.9	$57.0	$9,321.2	$6,187.2	$3,013.9	$86.3	$9,287.4
Commercial Real Estate	1,341.9	2,351.4	21.1	3,714.4	1,825.7	2,134.8	42.0	4,002.5
Non-U.S.	874.9	1,009.7	1.3	1,885.9	602.8	1,273.5	1.5	1,877.8
Lease Financing, net	196.5	45.2	—	241.7	214.3	79.6	—	293.9
Other	140.9	123.5	—	264.4	135.5	67.9	1.7	205.1
Total Commercial	8,830.5	6,517.7	79.4	15,427.6	8,965.5	6,569.7	131.5	15,666.7
Personal
Private Client	6,505.9	3,942.0	9.0	10,456.9	6,373.2	3,668.4	10.4	10,052.0
Residential Real Estate	2,706.5	4,547.6	327.0	7,581.1	2,723.8	5,008.5	345.2	8,077.5
Other	17.8	15.6	—	33.4	17.1	8.5	0.3	25.9
Total Personal	9,230.2	8,505.2	336.0	18,071.4	9,114.1	8,685.4	355.9	18,155.4
Total Loans and Leases	$18,060.7	$15,022.9	$415.4	$33,499.0	$18,079.6	$15,255.1	$487.4	$33,822.1
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of June 30, 2017 and December 31, 2016.
Table 44: Delinquency Status

June 30, 2017
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,280.6	$16.8	$2.1	$0.1	$9,299.6	$21.6	$9,321.2
Commercial Real Estate	3,693.3	3.9	8.6	—	3,705.8	8.6	3,714.4
Non-U.S.	1,885.9	—	—	—	1,885.9	—	1,885.9
Lease Financing, net	241.7	—	—	—	241.7	—	241.7
Other	264.4	—	—	—	264.4	—	264.4
Total Commercial	15,365.9	20.7	10.7	0.1	15,397.4	30.2	15,427.6
Personal
Private Client	10,279.3	40.4	73.3	63.8	10,456.8	0.1	10,456.9
Residential Real Estate	7,442.1	1.9	7.7	0.7	7,452.4	128.7	7,581.1
Other	33.4	—	—	—	33.4	—	33.4
Total Personal	17,754.8	42.3	81.0	64.5	17,942.6	128.8	18,071.4
Total Loans and Leases	$33,120.7	$63.0	$91.7	$64.6	$33,340.0	$159.0	$33,499.0
	Other Real Estate Owned					$7.7
	Total Nonperforming Assets					$166.7

December 31, 2016
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$9,269.8	$5.3	$1.9	$1.2	$9,278.2	$9.2	$9,287.4
Commercial Real Estate	3,974.4	10.9	1.0	4.6	3,990.9	11.6	4,002.5
Non-U.S.	1,877.7	0.1	—	—	1,877.8	—	1,877.8
Lease Financing, net	293.9	—	—	—	293.9	—	293.9
Other	205.1	—	—	—	205.1	—	205.1
Total Commercial	15,620.9	16.3	2.9	5.8	15,645.9	20.8	15,666.7
Personal
Private Client	9,988.7	40.8	8.5	13.7	10,051.7	0.3	10,052.0
Residential Real Estate	7,875.9	44.5	6.5	11.5	7,938.4	139.1	8,077.5
Other	25.9	—	—	—	25.9	—	25.9
Total Personal	17,890.5	85.3	15.0	25.2	18,016.0	139.4	18,155.4
Total Loans and Leases	$33,511.4	$101.6	$17.9	$31.0	$33,661.9	$160.2	$33,822.1
	Other Real Estate Owned					$5.2
	Total Nonperforming Assets					$165.4

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 45: Impaired Loans as of the Period End

	As of June 30, 2017			As of December 31, 2016
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$15.5	$16.5	$—	$7.9	$8.7	$—
Commercial Real Estate	8.2	10.0	—	14.7	18.6	—
Private Client	0.1	0.1	—	0.3	0.3	—
Residential Real Estate	104.5	140.7	—	125.5	164.3	—
With a Related Specific Allowance
Commercial and Institutional	5.0	8.5	3.3	—	—	—
Commercial Real Estate	2.8	2.8	0.5	—	—	—
Residential Real Estate	20.7	21.3	4.9	7.7	7.9	2.1
Total
Commercial	31.5	37.8	3.8	22.6	27.3	—
Personal	125.3	162.1	4.9	133.5	172.5	2.1
Total	$156.8	$199.9	$8.7	$156.1	$199.8	$2.1

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$10.9	$—	$3.9	$—	$9.3	$—	$3.9	$—
Commercial Real Estate	9.4	—	16.9	—	11.7	0.1	17.3	0.1
Lease Financing, net	—	—	1.3	—	—	—	0.9	0.1
Private Client	0.1	—	1.5	—	0.2	—	0.9	—
Residential Real Estate	112.7	0.4	122.0	0.6	117.4	0.9	123.0	1.0
With a Related Specific Allowance
Commercial and Institutional	12.4	—	6.6	—	9.0	—	7.5	—
Commercial Real Estate	2.8	—	—	—	2.4	—	—	—
Lease Financing, net	—	—	0.8	—	—	—	1.5	—
Residential Real Estate	20.3	—	1.4	—	18.5	—	1.4	—
Total
Commercial	35.5	—	29.5	—	32.4	0.1	31.1	0.2
Personal	133.1	0.4	124.9	0.6	136.1	0.9	125.3	1.0
Total	$168.6	$0.4	$154.4	$0.6	$168.5	$1.0	$156.4	$1.2
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.5 million and $2.1 million, respectively, for the three months ended June 30, 2017 and 2016, and $4.8 million and $4.2 million, respectively for the six months ended June 30, 2017 and 2016.
There were $4.0 million and $2.3 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2017 and December 31, 2016, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Notes to Consolidated Financial Statements (unaudited) (continued)

Troubled Debt Restructurings (TDRs). Included within impaired loans were $74.6 million and $85.2 million of nonperforming TDRs, and $38.4 million and $42.4 million of performing TDRs as of June 30, 2017 and December 31, 2016, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three- and six-month periods ended June 30, 2017 and 2016, and the recorded investments and unpaid principal balances as of June 30, 2017 and 2016.
Table 46: Modified Troubled Debt Restructurings

($ In Millions)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	1.4	1.3
Total Commercial	—	—	—	1	1.4	1.3
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	17	8.1	8.4	36	12.0	12.4
Total Personal	17	8.1	8.4	37	12.0	12.5
Total Loans and Leases	17	$8.1	$8.4	38	$13.4	$13.8
Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$0.1	$0.2	4	$4.1	$6.2
Commercial Real Estate	1	1.8	1.8	6	7.3	9.5
Total Commercial	3	1.9	2.0	10	11.4	15.7
Personal
Private Client	1	2.0	2.0	1	2.0	2.0
Residential Real Estate	20	3.0	3.4	44	8.5	9.6
Total Personal	21	5.0	5.4	45	10.5	11.6
Total Loans and Leases	24	$6.9	$7.4	55	$21.9	$27.3
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve interest rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and six months ended June 30, 2017, the majority of TDR modifications of loans within residential real estate were extension of term, other modifications, interest rate concessions and deferred principal. During the three and six months ended June 30, 2017, the majority of TDR modifications within commercial real estate were extension of term and other modifications. During the three and six months ended June 30, 2016, the majority of TDR modifications of loans within residential real estate were deferred principal, extension of term, interest rate concessions, and other modifications. During the three and six months ended June 30, 2016, the majority of TDR modifications within the commercial and institutional and commercial real estate classes were extension of term and other modifications.

Notes to Consolidated Financial Statements (unaudited) (continued)

There was one loan modified in a TDR during the twelve months ended March 31, 2017, which subsequently became nonperforming during the three and six months ended June 30, 2017. The total recorded investment for this loan was approximately $0.2 million. The unpaid principal balance for this loan was zero.
There was one loan modified in a TDR during the twelve months ended March 31, 2016, which subsequently became nonperforming during the three and six months ended June 30, 2016. The total recorded investment and unpaid principal balance for this loan was approximately $0.1 million.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2017, Northern Trust held foreclosed residential real estate properties with a carrying value of $7.3 million as a result of obtaining physical possession. In addition, as of June 30, 2017, Northern Trust had consumer loans with a carrying value of $18.6 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding changes in the total allowance for credit losses by segment during the three and six months ended June 30, 2017 and 2016.
Table 47: Changes in the Allowance for Credit Losses

	Three Months Ended June 30,
	2017			2016
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$111.8	$77.2	$189.0	$115.2	$117.4	$232.6
Charge-Offs	(3.5)	(1.5)	(5.0)	(0.9)	(4.0)	(4.9)
Recoveries	0.9	0.9	1.8	1.3	1.2	2.5
Net (Charge-Offs) Recoveries	(2.6)	(0.6)	(3.2)	0.4	(2.8)	(2.4)
Provision for Credit Losses	(11.9)	4.9	(7.0)	(3.2)	0.2	(3.0)
Effect of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)
Balance at End of Period	$97.3	$81.5	$178.8	$112.3	$114.8	$227.1

	Six Months Ended June 30,
	2017			2016
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3
Charge-Offs	(4.6)	(5.1)	(9.7)	(4.4)	(5.8)	(10.2)
Recoveries	2.5	2.0	4.5	2.5	2.6	5.1
Net (Charge-Offs) Recoveries	(2.1)	(3.1)	(5.2)	(1.9)	(3.2)	(5.1)
Provision for Credit Losses	(5.5)	(2.5)	(8.0)	(0.5)	(0.5)	(1.0)
Effect of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)
Balance at End of Period	$97.3	$81.5	$178.8	$112.3	$114.8	$227.1

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2017 and December 31, 2016.
Table 48: Recorded Investments in Loans and Leases

	June 30, 2017			December 31, 2016
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$31.5	$125.3	$156.8	$46.9	$109.2	$156.1
Evaluated for Inherent Impairment	15,396.1	17,946.1	33,342.2	15,619.8	18,046.2	33,666.0
Total Loans and Leases	15,427.6	18,071.4	33,499.0	15,666.7	18,155.4	33,822.1
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	3.8	4.9	8.7	—	2.1	2.1
Evaluated for Inherent Impairment	74.9	70.2	145.1	83.7	75.2	158.9
Allowance Assigned to Loans and Leases	78.7	75.1	153.8	83.7	77.3	161.0
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	18.6	6.4	25.0	21.2	9.8	31.0
Total Allowance for Credit Losses	$97.3	$81.5	$178.8	$104.9	$87.1	$192.0
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement,

Notes to Consolidated Financial Statements (unaudited) (continued)

primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of June 30, 2017, securities and loans totaling $42.1 billion ($31.2 billion of government-sponsored agency and other securities, $868.7 million of obligations of states and political subdivisions and $10.0 billion of loans) were pledged. This compares to $40.3 billion ($29.7 billion of government-sponsored agency and other securities, $939.8 million of obligations of states and political subdivisions and $9.6 billion of loans) at December 31, 2016. Collateral required for these purposes totaled $7.0 billion and $9.7 billion at June 30, 2017 and December 31, 2016, respectively. Available for sale securities with a total fair value of $1.4 billion at each of June 30, 2017 and December 31, 2016 were included in the total pledged assets, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral was $1.5 billion as of June 30, 2017 and $1.8 billion as of December 31, 2016. There was no repledged or sold collateral at June 30, 2017 or December 31, 2016.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.8 billion and $2.1 billion for the three and six months ended June 30, 2017 and $1.8 billion for both the three and six months ended June 30, 2016.
Note 9 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at June 30, 2017, and December 31, 2016, were as follows:
Table 49: Goodwill by Reporting Segment

(In Millions)	June 30, 2017	December 31, 2016
Corporate & Institutional Services	$452.0	$448.4
Wealth Management	71.1	71.0
Total Goodwill	$523.1	$519.4
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2017 and December 31, 2016, were as follows:
Table 50: Other Intangible Assets

(In Millions)	June 30, 2017	December 31, 2016
Gross Carrying Amount	$93.1	$89.0
Less: Accumulated Amortization	53.4	47.2
Net Book Value	$39.7	$41.8
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.3 million and $4.7 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.3 million for the three and six months ended June 30, 2016, respectively. Amortization for the remainder of 2017 and for the years 2018, 2019, 2020, and 2021 is estimated to be $4.6 million, $8.6 million, $8.4 million, $8.4 million and $5.9 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 10 – Reporting Segments
The following table shows the earnings contributions of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2017 and 2016.
Table 51: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016^	2017	2016^
Noninterest Income
Trust, Investment and Other Servicing Fees	$487.1	$446.9	$361.1	$330.3	$—	$—	$848.2	$777.2
Foreign Exchange Trading Income	50.6	62.2	0.8	1.6	(1.5)	0.6	49.9	64.4
Other Noninterest Income	44.4	25.9	26.7	26.7	10.5	122.8	81.6	175.4
Net Interest Income*	176.0	141.2	181.8	160.2	(7.4)	5.2	350.4	306.6
Revenue*	758.1	676.2	570.4	518.8	1.6	128.6	1,330.1	1,323.6
Provision for Credit Losses	(2.7)	(0.8)	(4.3)	(2.2)	—	—	(7.0)	(3.0)
Noninterest Expense	545.6	556.8	350.9	330.3	40.9	37.9	937.4	925.0
Income before Income Taxes*	215.2	120.2	223.8	190.7	(39.3)	90.7	399.7	401.6
Provision for Income Taxes*	67.7	34.0	84.3	71.9	(20.2)	32.7	131.8	138.6
Net Income	$147.5	$86.2	$139.5	$118.8	$(19.1)	$58.0	$267.9	$263.0
Percentage of Consolidated Net Income	55%	33%	52%	45%	(7)%	22%	100%	100%
Average Assets	$80,584.0	$75,696.5	$26,823.5	$26,736.6	$10,993.2	$12,480.7	$118,400.7	$114,913.8
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.9 million for 2017 and $6.9 million for 2016.
^ The three months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No. 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported quarterly results.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2017	2016	2017	2016	2017	2016^	2017	2016^
Noninterest Income
Trust, Investment and Other Servicing Fees	$950.0	$880.3	$706.4	$645.1	$—	$—	$1,656.4	$1,525.4
Foreign Exchange Trading Income	99.7	113.9	1.7	6.1	(3.4)	4.9	98.0	124.9
Other Noninterest Income	88.6	71.5	52.2	53.5	15.4	123.9	156.2	248.9
Net Interest Income*	342.5	279.6	358.8	318.7	11.5	22.3	712.8	620.6
Revenue*	1,480.8	1,345.3	1,119.1	1,023.4	23.5	151.1	2,623.4	2,519.8
Provision for Credit Losses	(2.4)	(4.0)	(5.6)	3.0	—	—	(8.0)	(1.0)
Noninterest Expense	1,056.4	1,032.1	697.2	657.2	78.3	64.5	1,831.9	1,753.8
Income before Income Taxes*	426.8	317.2	427.5	363.2	(54.8)	86.6	799.5	767.0
Provision for Income Taxes*	134.6	96.2	161.1	136.8	(40.2)	25.6	255.5	258.6
Net Income	$292.2	$221.0	$266.4	$226.4	$(14.6)	$61.0	$544.0	$508.4
Percentage of Consolidated Net Income	54%	43%	49%	45%	(3)%	12%	100%	100%
Average Assets	$79,201.4	$75,534.7	$26,743.1	$26,487.2	$11,499.3	12,143.5	$117,443.8	$114,165.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $17.8 million for 2017 and $13.1 million for 2016.
^ The six months ended June 30, 2016 results have been adjusted to reflect the adoption of ASU No. 2016-09. Please refer to Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements for further discussion on the impact to the Corporation’s previously reported results.

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
Dividends on the Series D Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends will be payable in arrears on the 1st day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the 1st day of January, April, July and October of each year, commencing on January 1, 2027.
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
As of June 30, 2017, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of June 30, 2017 and December 31, 2016 totaled $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 ($25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On April 25, 2017, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on July 1, 2017, to stockholders of record as of June 15, 2017.
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
Common Stock. During the three and six months ended June 30, 2017, the Corporation repurchased 1,760,264 shares of common stock, including 4,342 shares withheld related to share-based compensation, at a total cost of $157.6 million ($89.52 average price per share) and 2,571,994 shares of common stock, including 415,211 shares withheld related to share-based compensation, at a total cost of $227.7 million ($88.53 average price per share), respectively. These repurchases were made under the common stock repurchase authorization approved by the Corporation’s Board of Directors in April 2015. On July 18, 2017, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. Shares repurchased by the Corporation are used for general purposes, including management of the Corporation’s capital levels and the issuance of shares under stock option and other incentive plans of the Corporation. The new repurchase authorization approved by the Board of Directors has no expiration date.

Notes to Consolidated Financial Statements (unaudited) (continued)

Under the Corporation’s 2017 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $750.0 million of common stock between July 2017 and June 2018.
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at June 30, 2017 and 2016, and changes during the three- and six-month periods then ended.
Table 52: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at June 30, 2017	Net Change	Balance at December 31, 2016
Net Unrealized Gains (Losses) on Securities Available for Sale	$(11.5)	$20.9	$(32.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.1	(3.0)	6.1
Net Foreign Currency Adjustments	(11.6)	6.9	(18.5)
Net Pension and Other Postretirement Benefit Adjustments	(318.9)	6.3	(325.2)
Total	$(338.9)	$31.1	$(370.0)

(In Millions)	Balance at June 30, 2016	Net Change	Balance at December 31, 2015
Net Unrealized Gains (Losses) on Securities Available for Sale	$77.2	$108.2	$(31.0)
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.6	6.6	(3.0)
Net Foreign Currency Adjustments	(7.4)	10.2	(17.6)
Net Pension and Other Postretirement Benefit Adjustments	(313.0)	8.1	(321.1)
Total	$(239.6)	$133.1	$(372.7)

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 53: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2017			2016
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Other Unrealized Gains (Losses) on Securities Available for Sale	2.1	(0.8)	1.3	53.9	(20.4)	33.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.4	(0.2)	0.2	—	—	—
Net Change	2.5	(1.0)	1.5	53.9	(20.4)	33.5
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	8.9	(3.1)	5.8	0.7	(0.2)	0.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	(5.4)	1.9	(3.5)	—	—	—
Net Change	3.5	(1.2)	2.3	0.7	(0.2)	0.5
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	66.8	1.2	68.0	(58.3)	(1.1)	(59.4)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.4	(0.1)	0.3	(3.0)	0.5	(2.5)
Net Investment Hedge Gains (Losses)	(102.0)	38.6	(63.4)	110.0	(41.8)	68.2
Net Change	(34.8)	39.7	4.9	48.7	(42.4)	6.3
Pension and Other Postretirement Benefit Adjustments
Reclassification Adjustment for (Gains) Losses Included in Net Income	6.7	(2.4)	4.3	6.4	(2.4)	4.0
Net Change	$6.7	$(2.4)	$4.3	$6.4	$(2.4)	$4.0

Notes to Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	2017			2016
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Other Unrealized Gains (Losses) on Securities Available for Sale	33.0	(12.5)	20.5	174.4	(66.0)	108.4
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.6	(0.2)	0.4	(0.3)	0.1	(0.2)
Net Change	33.6	(12.7)	20.9	174.1	(65.9)	108.2
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	17.5	(14.0)	3.5	10.0	(3.8)	6.2
Reclassification Adjustment for (Gains) Losses Included in Net Income	(10.5)	4.0	(6.5)	0.6	(0.2)	0.4
Net Change	7.0	(10.0)	(3.0)	10.6	(4.0)	6.6
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	89.2	(0.3)	88.9	(41.0)	(1.4)	(42.4)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.4	(0.1)	0.3	1.2	(0.5)	0.7
Net Investment Hedge Gains (Losses)	(132.4)	50.1	(82.3)	83.5	(31.6)	51.9
Net Change	(42.8)	49.7	6.9	43.7	(33.5)	10.2
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	(2.3)	—	(2.3)	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	13.1	(4.5)	8.6	12.8	(4.7)	8.1
Net Change	$10.8	$(4.5)	$6.3	$12.8	$(4.7)	$8.1
The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three and six months ended June 30, 2017.
Table 54: Reclassification Adjustment out of Accumulated Other Comprehensive Income (Loss)

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
		June 30, 2017
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$0.4	$0.6
Realized Gains on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	(5.3)	(10.5)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	6.5	13.0
Amortization of Prior Service Cost	Employee Benefits	0.2	0.1
Gross Reclassification Adjustment		$6.7	$13.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 55: Net Income per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ In Millions Except Per Common Share Information)	2017	2016	2017	2016
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	229,196,531	227,535,701	229,128,414	228,077,395
Net Income	$267.9	$263.0	$544.0	$508.4
Less: Dividends on Preferred Stock	5.9	5.8	26.6	11.7
Net Income Applicable to Common Stock	262.0	257.2	517.4	496.7
Less: Earnings Allocated to Participating Securities	4.4	4.8	8.9	8.9
Earnings Allocated to Common Shares Outstanding	257.6	252.4	508.5	487.8
Basic Net Income Per Common Share	$1.12	$1.11	$2.22	$2.14
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	229,196,531	227,535,701	229,128,414	228,077,395
Plus: Dilutive Effect of Share-based Compensation	1,441,292	1,743,839	1,505,954	1,461,348
Average Common and Potential Common Shares	230,637,823	229,279,540	230,634,368	229,538,743
Earnings Allocated to Common and Potential Common Shares	$257.6	$252.4	$508.5	$487.9
Diluted Net Income Per Common Share	1.12	1.10	2.21	2.13
Note: For the three months ended June 30, 2017, there were no common stock equivalents excluded in the computation of diluted net income per share. Common stock equivalents of 232,897 for the six months ended June 30, 2017, and 331,233 and 1,557,641 for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 14 – Net Interest Income
The components of net interest income were as follows:
Table 56: Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Interest Income
Loans and Leases	$224.4	$201.3	$437.8	$402.2
Securities — Taxable	135.0	96.9	278.2	200.1
— Non-Taxable	2.5	1.6	5.1	2.8
Interest-Bearing Due from and Deposits with Banks (1)	14.1	16.5	29.0	34.0
Federal Reserve and Other Central Bank Deposits	41.2	28.4	77.4	57.6
Total Interest Income	417.2	344.7	827.5	696.7
Interest Expense
Deposits	41.0	21.2	68.6	43.4
Federal Funds Purchased	0.9	0.3	1.4	0.6
Securities Sold Under Agreements to Repurchase	1.3	0.6	2.2	1.0
Other Borrowings	10.0	4.0	17.6	6.7
Senior Notes	11.8	11.7	23.5	23.4
Long-Term Debt	9.6	6.4	17.0	12.5
Floating Rate Capital Debt	1.1	0.8	2.2	1.6
Total Interest Expense	75.7	45.0	132.5	89.2
Net Interest Income	$341.5	$299.7	$695.0	$607.5

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 15 – Income Taxes
Income tax expense for the three and six months ended June 30, 2017 was $122.9 million and $237.7 million, representing an effective tax rate of 31.4% and 30.4%, respectively. The prior-year three- and six-month provision for income taxes was $131.7 million and $245.5 million, representing an effective tax rate of 33.4% and 32.6%, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 16 – Pension and Postretirement Health Care
The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three and six months ended June 30, 2017 and 2016.
Table 57: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Service Cost	$9.6	$9.4	$19.2	$18.7
Interest Cost	11.5	11.4	23.0	22.9
Expected Return on Plan Assets	(23.5)	(23.6)	(47.0)	(47.2)
Amortization
Net Actuarial Loss	4.8	4.7	9.6	9.4
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)
Net Periodic Pension Expense	$2.3	$1.8	$4.6	$3.6

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Interest Cost	$1.0	$1.2	$1.9	$2.5
Expected Return on Plan Assets	(1.1)	(1.2)	(2.2)	(2.5)
Settlement Expense	0.2	—	0.2	—
Net Actuarial Loss Amortization	0.3	0.3	0.6	0.6
Net Periodic Pension Expense	$0.4	$0.3	$0.5	$0.6

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Service Cost	$0.9	$0.8	$1.8	$1.7
Interest Cost	1.3	1.3	2.6	2.6
Amortization
Net Actuarial Loss	1.4	1.4	2.8	2.9
Prior Service Cost	—	0.1	—	0.1
Net Periodic Pension Expense	$3.6	$3.6	$7.2	$7.3

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Service Cost	$—	$0.1	$—	$0.1
Interest Cost	0.4	0.3	0.8	0.7
Amortization
Net Actuarial (Gain)	—	—	—	—
Net Periodic Postretirement Expense	$0.4	$0.4	$0.8	$0.8

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Share-Based Compensation Plans
The Northern Trust Corporation 2017 Long-Term Incentive Plan provides for the grant of nonqualified and incentive stock options; tandem and free-standing stock appreciation rights; stock awards in the form of restricted stock, restricted stock units and other stock awards; and performance awards.
Beginning with the grants made on February 21, 2017 under the Corporation’s prior equity incentive plan, restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements. Compensation expense for the three months ended June 30, 2017 of $7.2 million was attributable to performance stock units granted on February 21, 2017 to retirement-eligible employees that are expensed from the date of grant through the requisite service period which ended on June 30, 2017.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2017 and 2016.
Table 58: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Restricted Stock Unit Awards	$15.6	$14.7	$56.8	$30.0
Stock Options	1.0	0.8	7.3	7.2
Performance Stock Units	12.0	4.5	20.5	8.6
Total Share-Based Compensation Expense	28.6	20.0	84.6	45.8
Tax Benefits Recognized	$10.7	$7.6	$31.9	$17.3
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
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2017 and December 31, 2016, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $138.4 million and $183.5 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any undrawn commitments. As of June 30, 2017 and December 31, 2016, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $185.0 million and $186.5 million, respectively. As of June 30, 2017 and December 31, 2016, liabilities related to undrawn commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $69.0 million and $56.7 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Affordable housing tax credits and other tax benefits attributable to community development projects totaled $11.9 million and $12.0 million for the three months ended June 30, 2017 and 2016, respectively, and $24.0 million and $24.1 million for the six months ended June 30, 2017 and 2016, respectively.
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

Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust voluntarily waived $0.3 million and $0.2 million of money market mutual fund fees for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $7.9 million of money market mutual fund fees for the six months ended June 30, 2017 and 2016, respectively. Northern Trust does not have any explicit arrangements to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Note 19 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $28.6 billion and $32.8 billion as of June 30, 2017 and December 31, 2016, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $3.3 billion and $3.8 billion as of June 30, 2017 and December 31, 2016, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2017 and December 31, 2016 subject to indemnification

Notes to Consolidated Financial Statements (unaudited) (continued)

was $120.0 billion and $102.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2017 or December 31, 2016, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2017,  the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $35 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero as of both June 30, 2017 and 2016.
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
Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, net of any collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, equity prices or other underlying exposures fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.
All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.5 billion and $1.7 billion as of June 30, 2017 and December 31, 2016, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at June 30, 2017, also reflect reductions of $583.8 million and $362.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $461.3 million and $722.1 million, respectively, at December 31, 2016. Additional cash collateral received from and deposited with derivative counterparties each totaling $131.7 million as of June 30, 2017, and $70.8 million and $324.5 million, respectively, as of December 31, 2016, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $47.1 million and $70.7 million at June 30, 2017 and December 31, 2016, respectively, are not offset against derivative assets and liabilities in the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Notes to Consolidated Financial Statements (unaudited) (continued)

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $344.4 million and $358.2 million at June 30, 2017 and December 31, 2016, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $220.8 million and $317.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2017 and December 31, 2016, of $123.6 million and $40.7 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Client-Related and Trading Derivative Instruments. Approximately 96% of Northern Trust’s derivatives outstanding at June 30, 2017 and December 31, 2016, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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
Table 59: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	June 30, 2017			December 31, 2016
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$301,711.6	$3,038.1	$3,004.8	$273,213.1	$3,274.2	$3,221.7
Interest Rate Contracts	7,217.0	81.2	64.6	6,968.3	87.0	85.2
Total	$308,928.6	$3,119.3	$3,069.4	$280,181.4	$3,361.2	$3,306.9

Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
Table 60: Location and Amount of Client-Related and Trading Derivative Gains and Losses Recorded in Income

		Amount of Derivative Gain Recognized in Income
	Location of Derivative Gain Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2017	2016	2017	2016
Foreign Exchange Contracts	Foreign Exchange Trading Income	$49.9	$64.4	$98.0	$124.9
Interest Rate Contracts	Security Commissions and Trading Income	4.4	3.0	5.6	7.1
Total		$54.3	$67.4	$103.6	$132.0
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
Table 61: Notional and Fair Value of Designated Risk Management Derivative Financial Instruments

			June 30, 2017			December 31, 2016
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,508.4	$19.1	$11.7	$3,873.4	$88.3	$16.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	22.0	3.8	1,250.0	71.8	3.3
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	392.3	11.4	5.2	329.3	8.5	7.8
Foreign Currency Denominated Investment Securities	Foreign Exchange Contracts	Foreign Currency	872.0	15.0	1.9	1,431.6	151.5	0.8
Available for Sale Investment Securities	Interest Rate Contracts	Interest Rate	1,025.0	0.1	1.6	975.0	0.1	2.7
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	2,387.1	0.5	90.4	2,083.6	174.6	10.8
Total			$9,434.8	$68.1	$114.6	$9,942.9	$494.8	$42.2

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recognized in the consolidated statements of income related to fair value hedges for the three and six months ended June 30, 2017 and 2016.
Table 62: Location and Amount of Fair Value Hedge Derivative Gains and Losses Recorded in Income

		Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Instrument		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)			2017	2016	2017	2016
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(23.1)	$(25.2)	$(25.6)	$(59.9)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	9.9	23.5	13.1	71.0
Total			$(13.2)	$(1.7)	$(12.5)	$11.1
Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, the “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and quarterly thereafter. There was no ineffectiveness or changes in the fair value of hedged items recognized in income for fair value hedges accounted for under the “long-haul” method of accounting during the three- and six- month periods ended June 30, 2017 and 2016.
Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in income for cash flow hedges during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to income during the three and six months ended June 30, 2017 and 2016.
Table 63: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Income

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Three Months Ended June 30,	2017	2016	2017	2016
Net Gain/(Loss) Recognized in AOCI	$7.3	$(2.0)	$1.6	$2.7
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	1.8	(0.6)	—	—
Interest Income	3.5	—	0.1	0.8
Other Operating Expense	—	(0.2)	—	—
Total	$5.3	$(0.8)	$0.1	$0.8

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Six Months Ended June 30,	2017	2016	2017	2016
Net Gain/(Loss) Recognized in AOCI	$16.2	$2.2	$1.3	$7.8
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	2.5	(1.8)	—	—
Interest Income	7.9	—	0.2	1.8
Other Operating Expense	(0.1)	(0.6)	—	—
Total	$10.3	$(2.4)	$0.2	$1.8

Notes to Consolidated Financial Statements (unaudited) (continued)

There were no material gains or losses reclassified into earnings during the three and six months ended June 30, 2017 and 2016, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that a net gain of $4.8 million and a net gain of $0.2 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign currency denominated transactions and cash flow hedges of foreign currency denominated investment securities, respectively. It is estimated that a net gain of $0.1 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. There was no ineffectiveness recorded during the three and six months ended June 30, 2017 and 2016. Amounts recorded in AOCI are reclassified to net income only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.
The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2017 and 2016.
Table 64: Net Investment Hedge Gains and Losses Recognized in AOCI

	Hedging Gain / (Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2017	2016	2017	2016
Foreign Exchange Contracts	$(102.0)	$110.0	$(132.4)	$83.5
Total	$(102.0)	$110.0	$(132.4)	$83.5
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
Table 65: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

	June 30, 2017			December 31, 2016
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$521.7	$9.5	$2.7	$289.6	$0.8	$1.8
Other Financial Derivatives (1)	324.6	—	25.9	270.0	—	25.2
Total	$846.3	$9.5	$28.6	$559.6	$0.8	$27.0

(1)	This line includes swaps related to sales of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
Table 66: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign Exchange Contracts	Other Operating Income	$6.4	$(0.4)	$8.1	$2.3
Other Financial Derivatives (1)	Other Operating Income	(1.4)	(5.6)	(4.4)	(6.3)
Total		$5.0	$(6.0)	$3.7	$(4.0)

(1)	This line includes swaps related to sales of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.
Note 21 – Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2017 and December 31, 2016.
Table 67: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

June 30, 2017
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,480.4	$1,493.1	$987.3	$—	$987.3
Interest Rate Swaps OTC	17.7	12.1	5.6	—	5.6
Interest Rate Swaps Exchange Cleared	104.7	27.1	77.6	—	77.6
Cross Product Netting Adjustment	—	15.6	—	—	—
Cross Product Collateral Adjustment	—	583.8	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,602.8	2,131.7	471.1	—	471.1
Total Derivatives Not Subject to a Master Netting Arrangement	594.2	—	594.2	—	594.2
Total Derivatives	$3,197.0	$2,131.7	$1,065.3	$—	$1,065.3
Securities Purchased under Agreements to Resell (2)	$2,087.0	$—	$2,087.0	$2,087.0	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2016
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,800.4	$1,651.9	$1,148.5	$—	$1,148.5
Interest Rate Swaps OTC	129.8	18.2	111.6	—	111.6
Interest Rate Swaps Exchange Cleared	117.4	21.8	95.6	—	95.6
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	461.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	3,047.6	2,170.4	877.2	—	877.2
Total Derivatives Not Subject to a Master Netting Arrangement	809.2	—	809.2	—	809.2
Total Derivatives	3,856.8	2,170.4	1,686.4	—	1,686.4
Securities Purchased under Agreements to Resell (2)	$1,967.5	$—	$1,967.5	$1,967.5	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3.4 billion and $3.3 billion as of June 30, 2017 and December 31, 2016, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. There were $10.0 million Federal funds sold and $6.8 million Federal funds sold as of June 30, 2017 and December 31, 2016, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2017 and December 31, 2016.
Table 68: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

June 30, 2017
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,032.8	$1,493.1	$539.7	$—	$539.7
Interest Rate Swaps OTC	54.6	12.1	42.5	—	42.5
Interest Rate Swaps Exchange Cleared	27.1	27.1	—	—	—
Other Financial Derivatives	25.9	—	25.9	—	25.9
Cross Product Netting Adjustment	—	15.6	—	—	—
Cross Product Collateral Adjustment	—	362.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,140.4	1,910.2	230.2	—	230.2
Total Derivatives Not Subject to a Master Netting Arrangement	1,072.2	—	1,072.2	—	1,072.2
Total Derivatives	3,212.6	1,910.2	1,302.4	—	1,302.4
Securities Sold under Agreements to Repurchase	$463.6	$—	$463.6	$463.6	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2016
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,634.4	$1,651.9	$982.5	$—	$982.5
Interest Rate Swaps OTC	86.2	18.2	68.0	—	68.0
Interest Rate Swaps Exchange Cleared	21.8	21.8	—	—	—
Other Financial Derivatives	25.2	—	25.2		25.2
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	722.1	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,767.6	2,431.2	336.4	—	336.4
Total Derivatives Not Subject to a Master Netting Arrangement	608.5	—	608.5	—	608.5
Total Derivatives	3,376.1	2,431.2	944.9	—	944.9
Securities Sold under Agreements to Repurchase	$473.7	$—	$473.7	$473.7	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $1.8 billion and $2.7 billion as of June 30, 2017 and December 31, 2016, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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
Note 22 – Debt Issuance
On May 8, 2017, the Corporation issued $350 million of 3.375% fixed-to-floating rate subordinated notes, due May 8, 2032. The subordinated notes will bear interest from the date they were issued to, but excluding, May 8, 2027, at an annual rate of 3.375%, payable semi-annually in arrears. From, and including, May 8, 2027, the subordinated notes will bear interest at an annual rate equal to three-month LIBOR plus 1.131%, payable quarterly in arrears. The subordinated notes are unsecured and may be redeemed, in whole but not in part, on, and only on, May 8, 2027, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
Item 4. Controls and Procedures
As of June 30, 2017, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2017, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2017.
Table 69: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1-30, 2017	—	$—	—	3,685,533
May 1-31, 2017	1,087,512	89.50	1,087,512	2,598,021
June 1-30, 2017	668,410	89.57	668,410	1,929,611
Total (Second Quarter)	1,755,922	$89.53	1,755,922	1,929,611

(1)
Repurchases were made pursuant to the repurchase program announced by the Corporation on April 22, 2015, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 15.0 million shares of the Corporation’s common stock. On July 18, 2017, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. The new repurchase program has no expiration date.

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 27, 2017	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2017	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
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

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (2) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (3) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (5) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (6) Notes to Consolidated Financial Statements