Form 10-K
period 2017-12-31
NORTHERN TRUST CORP
filed 2018-02-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File No. 001-36609
____________________________________________________________
NORTHERN TRUST CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________________

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street
Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 630-6000
____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2/3 Par Value	The NASDAQ Stock Market LLC
Depositary Shares, each representing 1/1000th interest in a share of Series C
Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2017 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $22.1 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2018, 226,325,851 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

i 2017 Annual Report | Northern Trust Corporation

PART I
ITEM 1 – BUSINESS
Northern Trust Corporation
Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 19 U.S. states, Washington, D.C., and 23 international locations in Canada, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2017, the Corporation had consolidated total assets of $138.6 billion and stockholders’ equity of $10.2 billion.
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2017, the Bank had consolidated assets of $138.2 billion and common bank equity capital of $9.2 billion.
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

Business Overview
Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Northern Trust reports certain income and expense items not allocated to C&IS and Wealth Management in a third reporting segment, Treasury and Other.

CORPORATE & INSTITUTIONAL SERVICES
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including, but not limited to: global custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2017, total C&IS assets under custody/administration, assets under custody, and assets under management were $10.07 trillion, $7.44 trillion, and $871.2 billion, respectively.

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
Wealth Management is one of the largest providers of advisory services in the United States, with assets under custody/administration, assets under custody, and assets under management of $655.8 billion, $645.5 billion, and $289.8 billion, respectively, at December 31, 2017. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2017 Annual Report | Northern Trust Corporation 1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active, passive, and engineered equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management. As discussed above, Northern Trust managed $1.16 trillion in assets as of December 31, 2017, including $871.2 billion for C&IS clients and $289.8 billion for Wealth Management clients.

Competition
Northern Trust faces intense competition in all aspects and areas of its business. Competition is provided by both regulated and unregulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and service companies, including other custodial banks, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, investment counseling firms, and various financial technology companies, including software providers and data services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
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
The Board of Governors of the Federal Reserve System (Federal Reserve Board) implements monetary policy through its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks, and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board directly affect interest rates and therefore what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds.

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

2 2017 Annual Report | Northern Trust Corporation

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

SUBSIDIARY REGULATION
The Bank is a member of the Federal Reserve System, its eligible deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by both these agencies. As an Illinois banking corporation, the Bank is also subject to Illinois state laws and regulations and to examination and supervision by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is also registered as a transfer agent with the Federal Reserve Board and is therefore subject to the rules and regulations of the Federal Reserve Board in this area.
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

2017 Annual Report | Northern Trust Corporation 3

Another component of the functional regulation relates to the application of federal commodity and derivatives laws and CFTC oversight of some bank commodity and derivatives activities, including swap-dealing activities.

THE DODD-FRANK ACT
The Dodd-Frank Act has had a broad impact on the financial services industry, imposing significant new regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the U.S. financial system to be distributed among new and existing federal regulatory agencies, including the U.S. Financial Stability Oversight Council, the Federal Reserve Board, and the FDIC. In February 2017, an executive order was issued by the current Presidential administration (i) establishing core principles for regulating the U.S. financial system and (ii) instructing the U.S. Secretary of the Treasury to consult with heads of the member agencies of the U.S. Financial Stability Oversight Council and issue reports that identify laws, regulations and policies, including those implemented under the Dodd-Frank Act, that inhibit federal regulation of the U.S. financial system in a manner consistent with the core principles. Certain of these required reports were issued during 2017, and additional such reports may be issued in the future. The Corporation cannot predict what changes may occur to the Dodd-Frank Act as a result of the executive order and related reports or the ultimate effect such changes would have on the Corporation. The following items provide a brief description of certain provisions of the Dodd-Frank Act that currently are the most relevant to the Corporation and its subsidiaries, including the Bank.

Enhanced Prudential Standards. The Dodd-Frank Act imposed enhanced prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation. The enhanced prudential standards include more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. The Federal Reserve Board has issued final rules implementing enhanced prudential standards for more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements. Under the final rules, the Corporation must submit annual capital plans to the Federal Reserve Board, be subject to supervisor-conducted periodic stress tests to evaluate capital adequacy in adverse economic conditions, conduct capital stress tests, implement enhanced risk management procedures, comply with a liquidity risk management framework (discussed below in “Liquidity Standards”), conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event. The Federal Reserve Board also has proposed rules that would implement aggregate credit exposure limits and early remediation requirements that are required to be established under sections 165 and 166 of the Dodd-Frank Act. In 2017, the U.S. House of Representatives approved a bill that would introduce a multi-pronged factor-based approach, rather than the current threshold of $50 billion in total consolidated assets, to be used in determining the financial institutions subject to enhanced prudential standards. As of the date of this report, the U.S. Senate had not approved such bill and the Corporation cannot predict whether the bill will be enacted into law and whether such a law would alter the way in which the enhanced prudential standards are applied to the Corporation, if enacted.
Resolution Planning. As required by Section 165(d) of the Dodd-Frank Act, the Federal Reserve Board and the FDIC have jointly issued a final rule requiring each U.S. bank holding company with at least $50 billion in total consolidated assets, including the Corporation, to submit periodically to regulators a resolution plan for such bank holding company’s rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule requiring insured depository institutions with more than $50 billion in total assets, including the Bank, to submit to the FDIC periodic plans for resolution in the event of such institution’s failure. The Corporation and the Bank submitted resolution plans pursuant to these rules in December 2015. On March 24, 2017, the Federal Reserve Board and the FDIC provided joint written feedback to the Corporation regarding the resolution plan submitted by the Corporation in December 2015 pursuant to Section 165(d) of the Dodd-Frank Act (the “2015 165(d) Plan”). The joint written feedback identified certain “shortcomings” in the Corporation’s 2015 165(d) Plan. While the identification of these shortcomings is different from a determination that the plan is not “credible”, the Corporation was required to address the shortcomings in a satisfactory manner in the Corporation’s resolution plan to be submitted to the Federal Reserve Board and the FDIC by December 31, 2017. This plan was submitted on December 19, 2017. If the Federal Reserve Board and the FDIC jointly decide that the Corporation’s 2017 resolution plan fails to address the identified shortcomings in a satisfactory manner, then the Federal Reserve Board and the FDIC could jointly determine that the 2017 resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. In the event of such a joint determination, the Corporation could be subject to more stringent capital, leverage or liquidity requirements, restrictions on growth, activities

4 2017 Annual Report | Northern Trust Corporation

or operations, or be required to divest certain assets or operations. Separately, the European Union Bank Recovery and Resolution Directive (BRRD), was adopted for European Union credit institutions, including certain of the Bank’s subsidiaries and branches, effective January 1, 2015. In accordance with applicable Prudential Regulation Authority (PRA) guidance, a recovery plan for Northern Trust Global Services Limited (NTGSL), a U.K. incorporated indirect subsidiary of the Bank, has been established and will be reviewed at least annually. PRA guidance also requires institutions to produce resolution planning information. In accordance with such guidance, a resolution pack for NTGSL and the Bank’s London branch has been prepared and such information will be reviewed every two years. The Corporation and the Bank have and will continue to focus management attention and substantial resources to meet U.S. and European regulatory expectations with respect to these resolution planning requirements.
Orderly Liquidation Authority. Under the Dodd-Frank Act, certain financial companies, such as the Corporation and certain of its covered subsidiaries, can be subjected to a new orderly liquidation authority. For the orderly liquidation authority to apply, the U.S. Treasury Secretary, in consultation with the President of the United States, must make a determination, among other things, that the Corporation is in default or danger of default, the failure of the Corporation and its resolution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States, no viable private sector alternative is available to prevent the default of the Corporation, and orderly liquidation authority proceedings would mitigate these adverse effects. This determination must be recommended by two-thirds of the FDIC Board of Directors and two-thirds of the Federal Reserve Board. Absent such actions, the Corporation, as a bank holding company, would remain subject to the U.S. Bankruptcy Code. The orderly liquidation authority became effective in July 2010, and rulemaking is proceeding in stages. If the Corporation were subject to orderly liquidation authority, the FDIC would be appointed as its receiver, which would give the FDIC considerable powers to resolve the Corporation, including: (1) the power to remove officers and directors and appoint new ones; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what such senior creditors would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
The Volcker Rule. The Volcker Rule bans proprietary trading subject to exceptions for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The Volcker Rule also maintains significant restrictions on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds. A banking entity may “organize and offer” certain private funds only if certain requirements are satisfied. Moreover, a banking entity only may retain a limited ownership interest in such funds, and must monitor and track investments in such covered funds carefully to ensure that the ownership interest in the fund does not exceed regulatory thresholds. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the funds or permitting the funds to use the name of the bank. The Volcker Rule requires large banking entities, including the Corporation, to implement a detailed compliance program and, on an annual basis, requires the Chief Executive Officer of the banking entity to attest that the compliance program is reasonably designed to achieve compliance with the rule. Compliance with the Volcker Rule generally has been required since July 21, 2015. Northern Trust has conducted an enterprise-wide review of affected activities, taken steps to bring those activities into conformance, and has established an enterprise-wide compliance program to comply with the Volcker Rule. The full impact of the Volcker Rule on Northern Trust ultimately will depend on further interpretation and guidance by the regulatory agencies responsible for its enforcement. Northern Trust is monitoring developments with respect to the Volcker Rule actively and will revise further its operations and compliance programs as appropriate or required.
Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, trade reporting, and recordkeeping. Title VII also requires certain persons to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The CFTC has finalized most rules further defining these registrant categories, while the SEC continues to draft rules related to security-based swaps. The CFTC’s Title VII rules and regulations are applicable to the Bank’s activity as a swap dealer and include rules related to internal and external business conduct standards, reporting and recordkeeping, mandatory clearing for certain swaps, and trade documentation and confirmation requirements, and applied certain regulatory requirements to cross-border swap activities. In addition, the Federal Reserve Board has finalized regulations applicable to the Bank regarding mandatory posting and collection of margin by certain swap entities. The SEC’s rules related to security-based swaps are not currently applicable to the Bank’s swap dealing activity and the Bank’s current trading activity will not mandate its regulation as a security-based swap dealer. It is anticipated that the SEC will continue with its rulemaking process, which will further clarify, among other things, margin requirements for uncleared security-based swaps, central clearing requirements, and exchange-

2017 Annual Report | Northern Trust Corporation 5

traded requirements for security-based swaps. Northern Trust is monitoring Title VII-related regulatory developments and will revise further its operations and/or swaps compliance program as appropriate or required.
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

PAYMENT OF DIVIDENDS
The Corporation is a legal entity separate and distinct from its subsidiaries. The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. A significant source of funds for the Corporation is dividends from the Bank. As a result, the Corporation’s ability to pay dividends on its common stock will depend on the ability of the Bank to pay dividends to the Corporation in amounts sufficient to service its obligations and fund dividend payments. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or cash flow requirements.
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

6 2017 Annual Report | Northern Trust Corporation

On January 30, 2017, the Federal Reserve Board announced modifications to capital plan and stress testing rules. Under the modified final rules, the qualitative assessment of CCAR was removed for bank holding companies with total consolidated assets between $50 billion and $250 billion, irrespective of the amount of on-balance-sheet foreign exposure held by such bank holding companies. As a result, capital plans submitted by the Corporation are no longer subject to objection from the Federal Reserve Board on qualitative grounds. In lieu of the qualitative assessment of CCAR, the Corporation is subject to a horizontal capital review (HCR), focusing on specific areas of capital planning, conducted as part of the Federal Reserve Board’s normal supervisory process. Any supervisory findings resulting from the HCR are addressed through supervisory communications. Capital plans submitted by the Corporation remain subject to objection from the Federal Reserve Board on quantitative grounds.
The Corporation submitted its capital plan to the Federal Reserve Board in April 2017 as part of the Federal Reserve Board’s 2017 CCAR exercise, and the Federal Reserve Board did not object to the Corporation’s plan. The Corporation will submit its 2018 capital plan to the Federal Reserve Board by April 5, 2018. The Federal Reserve Board is expected to publish either its objection or non-objection to the 2018 capital plan and proposed capital actions, such as dividend payments and share repurchases, in mid-2018.
In addition to the CCAR stress testing requirements, Federal Reserve Board regulations include Dodd-Frank Act stress tests (DFAST). Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually, and to conduct internal stress tests pursuant to regulatory requirements semi-annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline, adverse and severely adverse scenarios provided by the appropriate banking regulator. Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and published. Northern Trust published the results of its company-run stress tests on June 22, 2017, and the results of its company-run mid-cycle stress tests on October 27, 2017.

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
To implement Basel III for bank holding companies, including the Corporation, the Federal Reserve Board established risk-based and leverage capital guidelines. The federal banking regulators also established risk-based and leverage capital guidelines that FDIC-insured depository institutions, such as the Bank, are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Bank’s risk-based and leverage capital ratios remained strong at December 31, 2017, and were well above the minimum regulatory requirements established by U.S. banking regulators.
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

2017 Annual Report | Northern Trust Corporation 7

The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2017

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	13.5%	12.6%	14.8%	13.8%	16.7%	15.8%	7.8%	7.8%	6.8%
The Northern Trust Company	13.7%	12.6%	13.7%	12.6%	15.4%	14.3%	7.0%	7.0%	6.1%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	N/A
“Well-capitalized” minimum ratio	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	N/A

In addition to the above, as of January 1 2018, advanced approaches institutions, such as the Corporation and the Bank, must comply with a supplementary leverage ratio. Under the supplementary leverage ratio rule, advanced approaches institutions are subject to a minimum supplementary leverage ratio of 3.0%. Insured depository institutions that are advanced approaches institutions, such as the Bank, also are required to maintain at least a 3.0% supplementary leverage ratio to be considered “well-capitalized” under the rule. The supplementary leverage ratio differs from the leverage ratio in that the leverage ratio does not take into account certain off-balance-sheet assets and exposures that are reflected in the supplementary leverage ratio.
Basel III also introduced a capital conservation buffer, requiring banking organizations to hold a buffer of common equity Tier 1 capital above the minimum risk-based capital requirements. The minimum capital conservation buffer in 2018 is 1.875% and will increase to 2.5% for 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a common equity Tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. Basel III also introduced a “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations, such as the Corporation, which is intended to create a capital buffer for such banking organizations during expansionary economic phases in order to protect against declines in asset prices if credit conditions weaken. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures. The U.S. countercyclical buffer is currently set at 0%, and the Federal Reserve Board has indicated that generally it will provide a 12-month phase-in of changes to the minimum required countercyclical buffer and use the notice and comment process to communicate proposed changes to the public. Certain other jurisdictions in which the Corporation has credit exposures currently have countercyclical buffers set at levels greater than 0%, slightly increasing the weighted average countercyclical buffer to which the Corporation is subject.

LIQUIDITY STANDARDS
In addition to capital adequacy standards, Basel III introduced two quantitative liquidity standards: a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR). The LCR is intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. In September 2014, the U.S. banking agencies finalized rules to implement the LCR in the United States for large banking organizations, such as the Corporation and the Bank. Among other things, the finalized LCR rules require covered banking organizations, which include the Corporation and the Bank, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a thirty-calendar-day standardized supervisory liquidity stress scenario. The LCR has been fully implemented since January 1, 2017. Currently, Northern Trust is required to calculate its LCR on a daily basis. Daily calculation of the LCR has been required since July 2016. Additionally, on December 19, 2016, the Federal Reserve Board finalized rules that will require large banking organizations, such as the Corporation, to disclose publicly certain LCR information on a quarterly basis; these disclosure rules are being phased in through October 2018.
The NSFR requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities. More specifically, the NSFR requires that the ratio of available stable funding relative to the amount of required stable funding be equal to at least 100% on an ongoing basis. The Basel Committee finalized its NSFR rules in October 2014, which were to be implemented by the Federal Reserve Board as a minimum

8 2017 Annual Report | Northern Trust Corporation

standard by January 1, 2018. The Federal Reserve Board issued a proposal on May 3, 2016 to implement the NSFR, but has not adopted a final rule.
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
As noted above, the Federal Reserve Board has issued proposed rules to implement certain “early remediation requirements” applicable to U.S. bank holding companies with total consolidated assets of $50 billion or more as required under Section 166 of the Dodd-Frank Act. Similar to prompt corrective action, the early remediation requirements would require firms subject to the proposal to take increasingly stringent corrective measures as the firm’s financial condition deteriorates. No final rule implementing Section 166 has been issued as of the date of this report.

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

2017 Annual Report | Northern Trust Corporation 9

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
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) is responsible for requiring that U.S. entities do not engage in business with certain prohibited parties and jurisdictions, as defined by various executive orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, trafficking in narcotics, proliferating weapons of mass destruction or representing other threats to national security, known as Specially Designated Nationals and Blocked Persons. If the Corporation or the Bank finds a sanctioned name or jurisdiction on any transaction or account, the Corporation or the Bank must reject or block such account or transaction as required, and notify the appropriate authorities.
Many other countries have imposed similar laws and regulations that apply to the Corporation’s non-U.S. offices. The Corporation has established policies and procedures to comply with these laws and the related regulations in all relevant jurisdictions.

DEPOSIT INSURANCE AND ASSESSMENTS
The Bank accepts deposits, and eligible deposits have the benefit of FDIC insurance up to the applicable limit. The current limit for FDIC insurance for deposit accounts is $250,000 for each depositor account. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions. Certain liquid assets are excluded from the deposit insurance assessment base of custody banks that satisfy certain institutional eligibility criteria. This has the effect of reducing the amount of deposit insurance fund insurance premiums due from custody banks. In March 2016, the FDIC finalized a surcharge assessment on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, in connection with the Dodd-Frank Act requirement to increase the Deposit Insurance Fund’s minimum reserve ratio from 1.15% to 1.35% without increasing the assessments of small insured depository institutions. This surcharge assessment will remain in effect until such time as the reserve ratio reaches 1.35% or December 31, 2018, whichever occurs first. If the reserve ratio has not reached 1.35% by December 31, 2018, a shortfall assessment will be levied on insured depository institutions with total consolidated assets of $10 billion or more. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, placing new restrictions on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, with respect to the deduction of all or a portion of all of their deposit insurance assessment payments as business expenses for federal taxation purposes. As a result of this tax law change, the Bank will not be able to deduct its FDIC deposit insurance assessment payments beginning in 2018.

10 2017 Annual Report | Northern Trust Corporation

FIDUCIARY RULE
The U.S. Department of Labor has issued a final regulation significantly expanding the concept of “investment advice” for the purpose of determining fiduciary status to employee benefits plans, plan participants, and individual retirement account (IRA) owners under ERISA and the Internal Revenue Code (IRC). The final regulation became applicable on June 9, 2017. Pursuant to the final regulation, if an entity or individual is a fiduciary adviser under ERISA or the IRC, then that entity will be subject to procedural and other requirements related to (i) the services it performs for ERISA employee benefit plans and IRAs, subject to certain exemptions for advice given to “sophisticated independent fiduciaries,” and (ii) compensation or other benefits the institution or its affiliates receive in connection with those services. The original application date for full compliance was January 1, 2018. The Department of Labor has delayed the date by which entities and individuals must satisfy certain conditions of the prohibited transaction exemptions created or amended in connection with the new fiduciary rule until July 1, 2019. Specifically, the conditions in these exemptions relating to the “Impartial Conduct Standards” (as defined in such prohibited transaction exemptions) are the only conditions that must be satisfied by advice fiduciaries relying on such exemptions between June 9, 2017 and July 1, 2019. The other conditions of the exemptions, such as the specific disclosures and representations of fiduciary compliance in written communications with investors, were postponed until July 1, 2019, unless they are delayed further or revised before becoming effective. Furthermore, the Department of Labor has announced a temporary “non-enforcement policy” for those fiduciaries who are working diligently and in good faith to comply with the fiduciary rule and related exemptions. The Corporation is monitoring regulatory developments and reviewing and conforming its business practices as necessary to meet the requirements of the new fiduciary rule and related exemptions within the current implementation periods.

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

PRIVACY AND SECURITY
Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. Regulations adopted under the federal law set standards for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to regulators, and in some cases, to clients.
Most states, the European Union (EU) and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning financial privacy and security and requiring notification of data breaches. For example, a new European data protection framework - the General Data Protection Regulation (GDPR) - was adopted on April 8, 2016, and will become effective in all European Economic Area (EEA) member states on May 25, 2018. GDPR is designed to harmonize data privacy laws across the EEA, to protect EEA citizens’ data privacy and to reshape the way organizations across the region approach data privacy. GDPR has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals.
The Corporation has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.

2017 Annual Report | Northern Trust Corporation 11

CONSUMER LAWS AND REGULATIONS
The Corporation’s banking subsidiaries are subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution. The Dodd-Frank Act established an independent Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System. The CFPB was tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, branches and subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the PRA or the Financial Conduct Authority (FCA) and regulated by the FCA and, in some instances, also the PRA. The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the EU and the member states in which they are domiciled. Moreover, Northern Trust’s non-European branches and subsidiaries conducting financial services activities also may be within the scope of these laws, given that some EU laws apply to the wider EEA, which includes not only all EU member states but also the non-EU member states Iceland, Liechtenstein and Norway, and because of increasing extraterritorial effect of European legislation.
The following items provide a brief description of certain recently implemented and in-progress regulatory changes in the EU and UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “The Dodd-Frank Act – Resolution Planning” and “Privacy and Security”, respectively, above.

EU Central Securities Depositories Regulation. On September 17, 2014 the EU Central Securities Depositories Regulation (CSDR) entered into force. The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. Implementing provisions adopted by the EU Commission were published on March 10, 2017.
Securities Financing Transactions and Reuse of Collateral Regulation. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral (SFTR) as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions. The SFTR became applicable on January 12, 2016, subject to certain transitional provisions.
Fourth EU Money Laundering Directive. On June 26, 2017, the Fourth EU Money Laundering Directive (MLD4) became effective in all EU member states. MLD4 is designed to strengthen the EU’s defenses against money laundering and terrorist financing, while also ensuring that the EU framework is aligned with the Financial Action Task Force’s February 2012 anti-money laundering and counter-terrorist financing standards, which are the recognized international standards. On the same day, the revised “EU regulation on information accompanying transfers of funds”, or “Wire Transfer Regulation” (WTR) became law in all EU member states. The WTR sets out the minimum requirements on information that should be included in SWIFT payment messages to ensure the traceability of transfers of funds.
EU Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) entered into force. The principal objectives of the BMR are to restore investor confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds, and the benchmark-setting process itself. The BMR aims to achieve this by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure.
Market in Financial Instruments Directive. On January 3, 2018, the recast Market in Financial Instruments Directive (MiFID II) was transposed into the local laws of EU member states. MiFID II, together with the Markets in Financial Instruments Regulation (MiFIR), repeals and recasts the Markets in Financial Instruments Directive (2004/39/EC) (MiFID). Together, MiFID II and MiFIR form the EU legal framework governing the requirements applicable to investment firms, trading venues, data reporting service providers and third-country firms providing investment services or activities in the EU.

12 2017 Annual Report | Northern Trust Corporation

Payment Services Directive. On January 13, 2018, the recast Payment Services Directive (PSD II) was transposed into the local laws of EU member states. PSD II provides the legal foundation for an EU single market for payments to establish safer and more innovative payment services across the EU.
EU Money Market Funds Regulation. On June 30, 2017, the EU adopted a regulation on money market funds (MMFR) with a view of making money market funds more resistant to crises and market turbulence. The MMFR will be effective July 21, 2018 for new money market funds and January 21, 2019 for existing money market funds, and it will impose detailed rules relating to the investment policies, risk management and other operational aspects of such funds. Further regulation containing the technical implementation of the MMFR has not yet been published.
European Deposit Insurance Scheme. On October 11, 2017, the EU Commission announced that it aims to complete all parts of the European Banking Union by 2018. This will require, among other things, the creation of a single European Deposit Insurance Scheme.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2017, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Staff
Northern Trust employed approximately 18,100 full-time equivalent staff members as of December 31, 2017.

Available Information
Through the Corporation’s website at www.northerntrust.com, the Corporation makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other reports and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after it files such material with, or furnishes such material to, the SEC. The contents of the Corporation’s website, the website of the SEC or any other website referenced herein are not a part of this Annual Report on Form 10-K.

Statistical Disclosure by Bank Holding Companies
The following statistical disclosures, included in the “Supplemental Item – Selected Statistical and Supplemental Financial Data” section of this Annual Report on Form 10-K, are incorporated herein by reference.

•	Average Consolidated Balance Sheets with Analysis of Net Interest Income for the years ended December 31, 2017, 2016 and 2015.

•	Changes in Net Interest Income for the years ended December 31, 2017 and 2016.

•	Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale as of December 31, 2017.

•	Remaining Maturity of Selected Loans and Leases as of December 31, 2017.

•	Distribution of Non-U.S. Loans by Type as of December 31, 2017, 2016, 2015, 2014 and 2013.

•	Allowance for Credit Losses Relating to Non-U.S. Operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

•	Analysis of Allowance for Credit Losses for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

•	Average Deposits by Type as of December 31, 2017, 2016 and 2015.

•	Distribution of Non-U.S. Deposits by Type as of December 31, 2017, 2016 and 2015.

•	Remaining Maturity of Time Deposits $100,000 or More as of December 31, 2017.

•	Average Rates Paid on Interest-Related Deposits by Type for the years ended December 31, 2017, 2016 and 2015.

•	Selected Average Assets and Liabilities Attributable to Non-U.S. Operations for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

•	Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

•	Non-U.S. Outstandings as of December 31, 2017, 2016 and 2015.

•	Purchased Funds as of December 31, 2017, 2016 and 2015.

The following statistical disclosures, included under Items 6, 7 and 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

•
Item 6, “Selected Financial Data,” includes the Corporation’s consolidated return on average common equity, return on average assets, dividend payout ratio and ratio of average equity to average assets.

•
The “Securities Portfolio” table (Item 7) provides the book values of investments in obligations of the U.S. government, states and political subdivisions, and other held to maturity and available for sale securities as of December 31, 2017, 2016 and 2015.

2017 Annual Report | Northern Trust Corporation 13

•	The “Composition of Loan Portfolio” table (Item 7) provides loans and leases by type as of December 31, 2017, 2016, 2015, 2014, and 2013.

•	The “Nonperforming Assets” table (Item 7) provides information about the Corporation’s nonaccrual, past due and restructured loans receivable as of December 31, 2017, 2016, 2015, 2014, and 2013.

•	The “Commercial Real Estate Loans” table (Item 7) provides details of loan concentrations as of December 31, 2017 and 2016.

•
The “Allocation of the Allowance for Credit Losses” table (Item 7) provides a breakdown of the allowance for credit losses by loan class and illustrates the proportion of each loan class to total loans.

•	The “Allowance and Provision for Credit Losses” section (Item 7) provides a discussion of the factors which influenced management’s judgment in determining the provision for credit losses.

•	Note 6, “Loans and Leases,” (Item 8) provides the Corporation’s forgone interest income on nonaccrual loans, as well as a description of the nature of non-U.S. loans as of December 31, 2017 and 2016.

•	Note 1, “Summary of Significant Accounting Policies,” (Item 8) provides a discussion of Northern Trust’s policy for placing loans on non-accrual status.

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

14 2017 Annual Report | Northern Trust Corporation

ITEM 1A - RISK FACTORS
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

Market Risks
We are dependent on fee-based business for a majority of our revenues, which may be affected adversely by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences.
Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. Fees for many of our products and services are based on the market value of assets under management, custody or administration; the volume of transactions processed; securities lending volume and spreads; and fees for other services rendered, all of which may be impacted negatively by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences. For example, downturns in equity markets and decreases in the value of debt-related investments resulting from market disruption, illiquidity or other factors historically have reduced the valuations of the assets we manage or service for others, which generally impacted our earnings negatively. Market volatility and/or weak economic conditions also may affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for certain products and services that we provide.
Our earnings also may be affected by poor investment returns or changes in investment preferences driven by factors beyond market volatility or weak economic conditions. For example, poor investment performance in funds or client accounts that we manage or in investment products that we design or provide that is due to underperformance relative to our competitors or benchmarks could result in declines in the market values of portfolios that we manage and/or administer and may affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. Further, broader changes in investment preferences that lead to less investment in mutual funds or other collective funds, such as the recent shift in investor preference to lower fee products, could impact our earnings negatively.

Changes in interest rates can affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. Although the Federal Reserve Board has raised the target Federal Funds rate range in recent years, interest rates generally remain low relative to historical levels. The low interest rate environment has had, and may continue to have, a negative impact on our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A continued low interest rate environment also may have a negative impact on our fees earned on certain of our products. For example, in recent years we have waived certain fees associated with money market mutual funds due to short-term interest rate levels. While the recent Federal Funds rate increases have reduced significantly the amount of such fee waivers, they have not been altogether eliminated, and they could increase in the future if short-term interest rate levels decline. Low net interest margins and fee waivers each negatively impact our earnings.
Conversely, a continued rise in interest rates also may affect us negatively. For example, we may be impacted negatively if such an increase were to cause: our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower performance, yield and fees; a decline in the value of

2017 Annual Report | Northern Trust Corporation 15

securities held in our portfolio of investment securities, resulting in decreased levels of capital and liquidity; or higher funding costs.
Further, although we have policies and procedures in place to assess and mitigate potential impacts of interest rate risks, if our assumptions about any number of variables are incorrect, these policies and procedures to mitigate risk may be ineffective, which could impact earnings negatively.
Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for a more detailed discussion of interest rate and market risks we face.

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
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Economic challenges faced in various foreign markets, including negative interest rates in some jurisdictions, and any disruptions related to such challenges, may impact our earnings negatively.

The ultimate impact on us of the United Kingdom’s referendum regarding whether to remain part of the European
Union remains uncertain.
In June 2016, United Kingdom (“UK”) voters approved a departure from the European Union (the “EU”), commonly referred to as “Brexit.” In March 2017, the UK delivered a formal notice of withdrawal to the EU. The terms of the withdrawal are subject to a negotiation period expected to last at least two years from the withdrawal notification date and such negotiation period likely will be followed by additional negotiations between the EU and the UK concerning future relations between the parties. The ultimate impact of Brexit on the Corporation and the Bank remains uncertain and will depend on the terms of withdrawal and the post-Brexit relationships between the UK and other nations. Brexit has contributed, and may continue to contribute, to market volatility, particularly the valuation of the euro and British pound, and could have significant adverse effects on our businesses, financial condition and results of operations. Additionally, certain of our EU operations are conducted through subsidiaries located in the UK. If our UK subsidiaries are not able to retain their EU financial services “passport,” which permits activities throughout the single EU market without needing to obtain local authorizations, we may incur costs to move operations and personnel from our UK subsidiaries to new or existing subsidiaries in other EU member states, such as the planned move of our EU-banking headquarters to Luxembourg. During any such transition we may incur additional costs, as well as face greater operational risk and client concern with respect to our ability to maintain a high level of service delivery, particularly relative to those of our competitors with subsidiaries in other EU member states facing a lesser degree of cost or disruption. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.

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

16 2017 Annual Report | Northern Trust Corporation

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
We have policies and procedures in place to assess and mitigate potential impacts of foreign exchange risks, including hedging-related strategies. Any failure or circumvention of our procedures to mitigate risk may impact earnings negatively. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for a more detailed discussion of market risks we face.

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

2017 Annual Report | Northern Trust Corporation 17

•	external events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or acts of terrorism.

While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate these risks effectively. We also may fail to identify or fully understand the implications and risks associated with changes in the financial markets or our businesses-particularly as we expand our geographic footprint, product pipeline and client types-and consequently fail to enhance our controls and business continuity plans to address those changes in an adequate or timely fashion. If our controls and business continuity plans do not address the factors noted above and operate to mitigate the associated risks successfully, such factors may have a negative impact on our business, financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate for our role as a major financial institution. Nonetheless, if we fail to provide the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

Failures of our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and our proprietary and confidential information, and security breaches, including cyber-attacks, could expose us to a risk of theft, loss or other misappropriation of this information. Our security measures may be breached due to the actions of outside parties, employee error, failure of our controls with respect to granting access to our systems, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary and confidential information, resulting in theft, loss or other misappropriation of this information.
Information security risks for large financial institutions like us are significant in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of hackers, terrorists, organized crime and other external parties, including foreign state actors. If we fail to continue to upgrade our technology infrastructure to ensure effective cyber-security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack. Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
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
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Although we have not to our knowledge suffered a material breach of our systems, we and our clients have been subject to cyber-attacks, and it is possible that we could suffer a material breach in the future. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We expect to continue to face increasing cyber-threats, including computer viruses, ransomware and other malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. If a breach of our security occurs, we could be the subject of legal claims or proceedings, including regulatory investigations and actions, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions,

18 2017 Annual Report | Northern Trust Corporation

service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation.
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

Our dependence on technology, and the need to update frequently our technology infrastructure, exposes us to risks that also can result in losses.
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

2017 Annual Report | Northern Trust Corporation 19

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
In conducting our U.S. and non-U.S. business, we are subject to risks of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets, in which we have been expanding our business activities. Our non-U.S. operations accounted for 32% of our revenue in 2017. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Failure to control these and other costs could affect our earnings negatively and reduce our competitive position. In October 2017, we announced our “Value for Spend” expense management initiative, through which we intend to realize $250 million in expense run-rate savings by 2020 through improved organizational alignment, process optimization and strategic sourcing. We cannot provide assurance that such initiative will be successful, nor can we predict its overall effect on our financial condition or results of operations.

20 2017 Annual Report | Northern Trust Corporation

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

Market volatility and/or weak economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.
Credit risk levels and our earnings also can be affected by market volatility and/or weakness in the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit. Adverse changes in the financial performance or condition of our borrowers resulting from market volatility and/or weakened economic conditions could impact the borrowers’ abilities to repay outstanding loans, which could in turn impact our financial condition and results of operations negatively.

The failure or perceived weakness of any of our significant counterparties could expose us to loss.
The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. Further, the consolidation of financial service firms and the failures of other financial institutions has in the past, and may in the future increase the concentration of our counterparty risk. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, financial condition and results of operations.

Liquidity Risks
If we do not effectively manage our liquidity, our business could suffer.
Liquidity is essential for the operation of our business. Market conditions, unforeseen outflows of funds or other events could have a negative effect on our level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business transactions at a reasonable cost and in a timely manner. If our access to stable and low-cost sources of funding, such as customer deposits, are reduced, we may need to use alternative funding, which could be more expensive or of limited availability. Further evolution in the regulatory requirements relating to liquidity and risk management also may impact us negatively. Additional regulations may impose more stringent liquidity requirements for large financial institutions, including the Corporation and the Bank.

2017 Annual Report | Northern Trust Corporation 21

Given the overlap and complex interactions of these regulations with other regulatory changes, the full impact of the adopted and proposed regulations remains uncertain until their full implementation. For more information on these regulations and other regulatory changes, see “Supervision and Regulation-Liquidity Standards” in Item 1, “Business,” of this Annual Report on Form 10-K. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.

If the Bank is unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations.
The Corporation is a legal entity separate and distinct from the Bank and the Corporation’s other subsidiaries. The Corporation relies on dividends paid to it by the Bank to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the Corporation’s other subsidiaries can supply funds to the Corporation by dividend or otherwise. Dividend payments by the Bank to the Corporation in the future will require continued generation of earnings by the Bank and could require regulatory approval under certain circumstances. For more information on dividend restrictions, see “Supervision and Regulation-Payment of Dividends” in Item 1, “Business,” of this Annual Report on Form 10-K.

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

22 2017 Annual Report | Northern Trust Corporation

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
The Dodd-Frank Act, which became law in July 2010, has had a significant impact on the regulatory and compliance structure in which we operate. While the current Presidential administration and U.S. Congress have indicated that the Dodd-Frank Act may be subject to scrutiny and that some of its provisions may be amended or repealed, there remains uncertainty surrounding the manner in which certain of the existing provisions will be implemented by the various regulatory agencies. In February 2017, an executive order was issued by the President (i) establishing core principles for regulating the U.S. financial system and (ii) instructing the U.S. Secretary of the Treasury to consult with heads of the member agencies of the U.S. Financial Stability Oversight Council and to issue reports that identify laws, regulations, and policies, including those implemented under the Dodd-Frank Act, that inhibit federal regulation of the U.S. financial system in a manner consistent with the core principles. Certain of the required reports were issued during 2017, and additional reports may be issued in the future. Further changes to or resulting from the Dodd-Frank Act, the February 2017 executive order, or the reports issued by the U.S. Secretary of the Treasury may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise affect our business adversely. These legislative and/or regulatory changes also may require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.
Failure to address shortcomings identified by regulators in our 2015 resolution plan could result in restrictions or directives that restrict our ability to grow or even conduct our business.
Section 165(d) of the Dodd-Frank Act and implementing regulations jointly issued by the Federal Reserve Board and the FDIC require bank holding companies with at least $50 billion in assets, which includes the Corporation, to annually submit a resolution plan to the Federal Reserve Board and the FDIC detailing the bank holding company’s plan for rapid and orderly resolution in the event of material financial distress or failure. If the regulators jointly determine that our resolution plan is not “credible” or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the Corporation could be subject to more stringent capital, leverage or liquidity requirements, restrictions on growth, activities or operations, or be required to divest certain assets or operations. On March 24, 2017, the Federal Reserve Board and the FDIC jointly identified certain “shortcomings” in the resolution plan submitted by the Corporation in December 2015. While the identification of shortcomings is different from a determination that the plan is not credible, the Corporation was required to address satisfactorily the identified shortcomings in the Corporation’s resolution plan to be submitted to the Federal Reserve Board and the FDIC by December 31, 2017. The Corporation submitted this resolution plan on December 19, 2017. If the Federal Reserve Board and the FDIC jointly decide that the Corporation’s 2017 resolution plan fails to address the identified shortcomings in a satisfactory manner, then the Federal Reserve Board and the FDIC could jointly determine that the 2017 resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, and could subject us to the measures described above.

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

2017 Annual Report | Northern Trust Corporation 23

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
In the past several years, various regulatory bodies have demonstrated heightened enforcement scrutiny through many regulatory initiatives, including anti-money-laundering rules, anti-bribery laws, and loan-modification requirements. These and other regulatory requirements have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. Governments may take further actions to change significantly the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. We cannot currently predict the impact, if any, of these changes to our business. Additionally, governments and regulators may take actions that increase intervention in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Any such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully, and also may impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible legislative or regulatory changes and the extent of regulatory activity is uncertain and difficult to predict.

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

24 2017 Annual Report | Northern Trust Corporation

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
We provide a broad range of financial products and services in highly competitive markets. We compete against large, well-capitalized, and geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for other types of institutions to offer a variety of products and services competitive with certain areas of our business. Many of these nontraditional service providers have fewer regulatory constraints and some have lower cost structures. The same may be said for competitors based in non-U.S. jurisdictions, where legal and regulatory environments may be more favorable than those applicable to the Corporation and the Bank as U.S.-domiciled financial institutions. These competitive pressures may have a negative effect on our earnings and ability to grow. Pricing pressures, as a result of the willingness of competitors to offer comparable or improved products or services at a lower price, also may result in a reduction in the price we can charge for our products and services, which could have, and in some cases has had, a negative effect on our ability to maintain or increase our profitability.

2017 Annual Report | Northern Trust Corporation 25

Damage to our reputation could have a direct and negative effect on our ability to compete, grow and generate revenue.
Damage to our reputation for delivery of a high level of service could undermine the confidence of clients and prospects in our ability to serve them and accordingly affect our earnings negatively. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation ultimately would have an adverse effect on our ability to manage our balance sheet or grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively. Further, whereas negative public opinion once was driven primarily by adverse news coverage in traditional media, the proliferation of social media channels utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, including through the rapid dissemination of inaccurate, misleading or false information, which could harm our reputation or have other negative consequences.

We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which financial institutions are investing significantly in evaluating new technologies and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

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

26 2017 Annual Report | Northern Trust Corporation

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
Both U.S. and non-U.S. governments and tax authorities, including states and municipalities, from time to time issue new, or modify existing, tax laws and regulations. These authorities may also issue new, or modify existing, interpretations of those laws and regulations. These new laws, regulations or interpretations, and our actions taken in response to, or reliance upon, such changes in the tax laws may impact our tax position in a manner that affects our earnings negatively.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law. The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction in the corporate income tax rate from 35% to 21%, disallowance of certain deductions that had previously been allowed, limitations on interest deductions, alteration of the expensing of capital expenditures, adoption of a territorial tax system, assessment of a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introduction of certain anti-base erosion provisions. In the fourth quarter of 2017, we recognized a net tax benefit of $53.1 million associated with the Act; however, the ultimate impact of the Act on our financial condition and results of operations in 2018 and future years remains uncertain and may differ materially from our expectations due to the issuance of technical guidance regarding elements of the Act, changes in interpretations and assumptions we have made with respect to the Act, and changes to the competitive landscape in which we operate and other factors.
In the course of our business, we are sometimes subject to challenges from U.S. and non-U.S. tax authorities, including states and municipalities, regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which may require a greater provision for taxes or otherwise affect earnings negatively.

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

2017 Annual Report | Northern Trust Corporation 27

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
For more information on dividend restrictions, see “Supervision and Regulation-Payment of Dividends” in Item 1, “Business,” of this Annual Report on Form 10-K.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building are two office buildings in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 19 U.S. states, Washington D.C., and 23 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in seven facilities: a leased facility at 801 South Canal Street in Chicago; a subleased facility at 231 South La Salle Street in Chicago; a leased facility at 181 West Madison Street in Chicago; a leased facility at 10 South La Salle Street in Chicago; a leased facility in Tempe, Arizona; and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from two facilities in each of Bangalore and Limerick, as well as one facility in each of Manila and Pune, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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

28 2017 Annual Report | Northern Trust Corporation

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

2017 Annual Report | Northern Trust Corporation 29

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information with regard to each executive officer of the Corporation.

Frederick H. Waddell - Mr. Waddell, age 64, joined Northern Trust in 1975 and has served as Chairman of the Board since 2009. Mr. Waddell served as Chief Executive Officer from 2008 through 2017; as President from 2006 to 2011 and again from October through December 2016; as Chief Operating Officer from 2006 to 2008; and as Executive Vice President and President of Corporate & Institutional Services from 2003 to 2006. Prior to that, Mr. Waddell held leadership positions in commercial banking, strategic planning and Wealth Management.

Michael G. O’Grady - Mr. O’Grady, age 52, joined Northern Trust in 2011 and has served as Chief Executive Officer since January 2018 and as President and a member of the Board of Directors since January 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.

Aileen B. Blake - Ms. Blake, age 50, joined Northern Trust in 2004 and has served as Executive Vice President and Controller since May 2017. Prior to that, Ms. Blake served as Executive Vice President and Director of Financial Planning and Strategy from February 2016 to May 2017 and as Head of Enterprise Productivity from 2011 to February 2016. She also previously served as Controller from 2004 to 2011.

S. Biff Bowman - Mr. Bowman, age 54, joined Northern Trust in 1985 and has served as Executive Vice President and Chief Financial Officer since 2014. Prior to that, Mr. Bowman served as Executive Vice President, Human Resources from 2012 to 2014. From 2010 to 2012, Mr. Bowman was the Head of Americas for Corporate & Institutional Services. From 2008 to 2010, he served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa.

Robert P. Browne - Mr. Browne, age 52, joined Northern Trust in 2009 as Executive Vice President and Chief Investment Officer. Before joining Northern Trust, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments for ING Investment Management Holdings N.V. from 2004 to 2009.

Peter B. Cherecwich - Mr. Cherecwich, age 53, joined Northern Trust in 2007 and has served as Executive Vice President and President of Corporate & Institutional Services since February 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.

Jeffrey D. Cohodes - Mr. Cohodes, age 57, joined Northern Trust in 1993 and has served as Executive Vice President and President of Corporate & Institutional Services for North America since February 2017. Prior to that, Mr. Cohodes served as Executive Vice President and Chief Risk Officer from 2011 to 2017. Mr. Cohodes also served as an Executive Vice President in the Wealth Management business from 2010 to 2011 and as the Chief Operating Officer for Asset Management from 2009 to 2010.

Steven L. Fradkin - Mr. Fradkin, age 56, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since September 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. He served as Chief Financial Officer from 2004 to 2009.

Wilson Leech - Mr. Leech, age 56, joined Northern Trust in 2004 and has served as Executive Vice President and Chief Risk Officer since February 2017. Prior to that Mr. Leech served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa from 2010 to 2017 and as Head of Global Fund Services from 2005 to 2010. From 2004 to 2005, he served as Chief Financial Officer for Europe, Middle East and Africa and Asia Pacific. Before joining Northern Trust, Mr. Leech served in various operational and financial roles at State Street Corporation and the Royal Bank of Scotland.

30 2017 Annual Report | Northern Trust Corporation

Susan C. Levy - Ms. Levy, age 60, joined Northern Trust in 2014 as Executive Vice President and General Counsel. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

William L. Morrison - Mr. Morrison, age 67, joined Northern Trust in 1996 and has served as Vice Chairman since October 2016. Prior to that, Mr. Morrison served as President from 2011 to 2016 and as Executive Vice President and Chief Financial Officer from 2009 to 2011. From 2003 to 2009, he served as President of Wealth Management.

Teresa A. Parker - Ms. Parker, age 57, joined Northern Trust in 1982 and has served as Executive Vice President and President of Corporate & Institutional Services for Europe, Middle East and Africa since June 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for Asia Pacific.

S. Gillian Pembleton - Ms. Pembleton, age 59, joined Northern Trust in 1991 and has served as Executive Vice President, Human Resources since 2014. Prior to that, Ms. Pembleton was responsible for Human Resources and Administration for Europe, Middle East and Africa from 2006 to 2014. From 2001 to 2006, she was the Global Head of Staffing and Development.

Stephen N. Potter - Mr. Potter, age 61, joined Northern Trust in 1982 and has served as Vice Chairman since October 2017. Prior to that, Mr. Potter served as Executive Vice President and President of Asset Management from 2008 to 2017. From 2001 to 2008, Mr. Potter served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa.

Joyce M. St. Clair - Ms. St. Clair, age 58, joined Northern Trust in 1992 and has served as Executive Vice President and Chief Capital Management Officer since 2015. Prior to that, Ms. St. Clair served as Executive Vice President and President of Enterprise Operations from 2014 to 2015, as President of Operations & Technology from 2011 to 2014, and as Chief Risk Officer from 2007 to 2011.

Jana R. Schreuder - Ms. Schreuder, age 59, joined Northern Trust in 1980 and has served as Executive Vice President and Chief Operating Officer since 2014. Prior to that, Ms. Schreuder served as President of Wealth Management from 2011 to 2014. She served as President of Operations & Technology from 2006 to 2011, and as Chief Risk Officer from 2005 to 2006.

Shundrawn A. Thomas - Mr. Thomas, age 44, joined Northern Trust in 2004 and has served as Executive Vice President and President of Asset Management since October 2017. Prior to that, Mr. Thomas served as Executive Vice President and Head of the Funds and Managed Accounts Group from 2014 to 2017 and as Head of the Exchange-Traded Funds Group from 2010 to 2014. He also previously served as President and Chief Executive Officer of Northern Trust Securities, Inc. from 2009 to 2010 and as Head of Corporate Strategy from 2006 to 2009.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2017 Annual Report | Northern Trust Corporation 31

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,897 shareholders of record as of January 31, 2018. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Financial Data (Unaudited)” included under “Supplemental Item – Selected Statistical and Supplemental Financial Data,” and is incorporated herein by reference.
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
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2017.

TABLE 2: PURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2017

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN (1)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1-31, 2017	146,598	$95.50	146,598	7,985,577
November 1-30, 2017	1,567,473	93.78	1,567,473	6,418,104
December 1-31, 2017	71,248	98.25	71,248	6,346,856

Total (Fourth Quarter)	1,785,319	$94.10	1,785,319	6,346,856

(1) Repurchases were made pursuant to the repurchase program announced by the Corporation on July 18, 2017 under which the Corporation's Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation's common stock. The repurchase program has no expiration date.

32 2017 Annual Report | Northern Trust Corporation

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years which ended December 31, 2017. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2012 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2012 with Reinvestment of Dividends

	DECEMBER 31,
	2012	2013	2014	2015	2016	2017
Northern Trust	100	126	140	153	193	220
S&P 500	100	132	151	153	171	208
KBW Bank Index	100	138	151	151	195	231

2017 Annual Report | Northern Trust Corporation 33

ITEM 6 – SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013
FOR THE YEAR ENDED DECEMBER 31,
CONDENSED STATEMENTS OF INCOME (In Millions)
Noninterest Income	$3,946.1	$3,726.9	$3,632.5	$3,325.7	$3,156.2
Net Interest Income	1,429.2	1,234.9	1,070.1	1,005.5	933.1
Total Revenue	$5,375.3	$4,961.8	$4,702.6	$4,331.2	$4,089.3
Provision for Credit Losses	(28.0)	(26.0)	(43.0)	6.0	20.0
Noninterest Expense	3,769.4	3,470.7	3,280.6	3,135.0	2,993.8
Income before Income Taxes	$1,633.9	$1,517.1	$1,465.0	$1,190.2	$1,075.5
Provision for Income Taxes	434.9	484.6	491.2	378.4	344.2
Net Income	$1,199.0	$1,032.5	$973.8	$811.8	$731.3
Preferred Stock Dividends	49.8	23.4	23.4	9.5	—
Net Income Applicable to Common Stock	$1,149.2	$1,009.1	$950.4	$802.3	$731.3

PER COMMON SHARE
Net Income – Basic	$4.95	$4.35	$4.03	$3.34	$3.01
– Diluted	4.92	4.32	3.99	3.32	2.99
Cash Dividends Declared Per Common Share	1.60	1.48	1.41	1.30	1.23
Book Value – End of Period (EOP)	41.28	38.88	36.27	34.54	33.34
Market Price – EOP	99.89	89.05	72.09	67.40	61.89

SELECTED BALANCE SHEET DATA (In Millions)
At Year End:
Earning Assets	$129,656.6	$115,446.4	$106,848.9	$100,889.8	$93,367.2
Total Assets	138,590.5	123,926.9	116,749.6	109,946.5	102,947.3
Deposits	112,390.8	101,651.7	96,868.9	90,757.0	84,098.1
Senior Notes	1,497.3	1,496.6	1,497.4	1,497.0	1,996.6
Long-Term Debt	1,449.5	1,330.9	1,371.3	1,615.1	1,709.2
Stockholders’ Equity	10,216.2	9,770.4	8,705.9	8,448.9	7,912.0
Average Balances:
Earning Assets	$111,178.3	$107,037.6	$102,249.8	$95,947.5	$85,628.3
Total Assets	119,607.4	115,570.3	110,715.1	104,083.5	94,857.7
Deposits	96,504.8	93,613.9	90,768.0	84,656.6	75,596.3
Senior Notes	1,496.9	1,496.6	1,497.2	1,661.2	2,247.0
Long-Term Debt	1,519.4	1,392.4	1,426.4	1,654.9	1,211.7
Stockholders’ Equity	9,980.6	9,085.3	8,624.5	8,166.5	7,667.7

CLIENT ASSETS (In Billions)
Assets Under Custody/Administration	$10,722.6	$8,541.3	$7,797.0	N/A	N/A
Assets Under Custody	8,084.6	6,720.5	6,072.1	5,968.8	5,575.7
Assets Under Management	1,161.0	942.4	875.3	934.1	884.5

SELECTED RATIOS AND METRICS
Financial Ratios and Metrics:
Return on Average Common Equity	12.6%	11.9%	11.5%	10.0%	9.5%
Return on Average Assets	1.00%	0.89%	0.88%	0.78%	0.77%
Dividend Payout Ratio	32.5	34.3	35.3	39.2	41.1
Net Interest Margin (*)	1.33	1.18	1.07	1.08	1.13
Average Stockholders’ Equity to Average Assets	8.3	7.9	7.8	7.8	8.1

Capital Ratios:	DECEMBER 31, 2017		DECEMBER 31, 2016		DECEMBER 31, 2015		December 31, 2014		December 31, 2013(d)
	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)
Common Equity Tier 1	13.5%	12.6%	12.4%	11.8%	11.9%	10.8%	12.4%	12.5%	12.9%
Tier 1	14.8	13.8	13.7	12.9	12.5	11.4	13.2	13.3	13.4
Total	16.7	15.8	15.1	14.5	14.2	13.2	15.0	15.5	15.8
Tier 1 Leverage	7.8	7.8	8.0	8.0	7.5	7.5	N/A	7.8	7.9
Supplementary Leverage(c)	6.8	N/A	6.8	N/A	6.2	N/A	N/A	N/A	N/A

(*) Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 86.
(a) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2017, 2016, 2015, and 2014 capital balances and ratios are calculated in accordance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.
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
(d) The December 31, 2013 ratios are calculated in accordance with Basel I requirements.

34 2017 Annual Report | Northern Trust Corporation

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
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 19 U.S. states, Washington, D.C., and 23 international locations in Canada, Europe, the Middle East, and the Asia-Pacific region. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.
FINANCIAL OVERVIEW
Net income in 2017 totaled $1.20 billion, up $166.5 million or 16%, from $1.03 billion in 2016. Earnings per diluted common share totaled $4.92 in 2017 compared to $4.32 in 2016. Return on average common equity improved to 12.6% in 2017 from 11.9% in 2016.
Revenue increased 8% to $5.38 billion in 2017 from $4.96 billion in the prior year, driven by a 10% increase in trust, investment and other servicing fees and a 16% increase in net interest income, partially offset by a 35% decline in other operating income.
Client assets under custody/administration (AUC/A) and under custody, a component of AUC/A, were up 26% and 20%, respectively, as of December 31, 2017 as compared to December 31, 2016 levels. Client assets under management were up 23% as of December 31, 2017 as compared to December 31, 2016 levels. As of December 31, 2017, AUC/A increased to $10.72 trillion from $8.54 trillion in 2016, including an increase of $568.1 billion related to the acquisition and integration of UBS Asset Management’s fund administration units in Luxembourg and Switzerland (“the UBS acquisition”). As of December 31, 2017, client assets under custody increased to $8.08 trillion from $6.72 trillion, and included $4.94 trillion of global custody assets, up 24% from $3.97 trillion in 2016. As of December 31, 2017, client assets under management increased to $1.16 trillion from $942.4 billion in 2016.
Trust, investment and other servicing fees, which represent the largest component of total revenue, increased 10% to $3.43 billion, from $3.11 billion in 2016, primarily due to favorable markets, new business, and revenue associated with the UBS acquisition.
Foreign exchange trading income of $209.9 million decreased 11% from $236.6 million in 2016, primarily resulting from lower volatility and client volumes.
Other operating income was $157.5 million in 2017, down 35% from $241.2 million in the prior year, primarily due to income recorded in the prior year from the sale of Visa Inc. Class B common shares partially offset by impairment charges associated with our leasing portfolio.
Net interest income on a fully taxable equivalent (FTE) basis in 2017 was $1.48 billion, an increase of $215.0 million, or 17%, from $1.26 billion in 2016, due to higher levels of average earning assets and an increased net interest margin. The net interest margin on an FTE basis increased to 1.33% in 2017 from 1.18% in 2016 primarily due to an increase in short-term interest rates.
The provision for credit losses in 2017 was a credit of $28.0 million, reflecting continued improvement in the credit quality of the Corporation’s loan portfolio and reductions in outstanding loans and undrawn loan commitments and standby letters of credit. The provision for credit losses in 2016 was a credit of $26.0 million, which reflected improved credit quality across the portfolio. Loans and leases as of December 31, 2017 totaled $32.6 billion, down 4% from $33.8 billion in 2016. Net charge-offs for the year ended December 31, 2017 were $10.2 million, down from $15.2 million in 2016. Nonperforming assets as of December 31, 2017 were $155.3 million, a decline from $165.4 million in 2016.
Noninterest expense totaled $3.77 billion in 2017, up $298.7 million, or 9%, from $3.47 billion in the prior year, reflecting increased compensation, increased equipment and software expense, and increased outside services, including current-year severance-related charges, expense associated with the UBS acquisition, and a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act. The prior year included charges relating to certain securities lending litigation, contractual modifications associated with certain existing asset servicing clients, and severance and other personnel related charges.

2017 Annual Report | Northern Trust Corporation 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for income taxes in 2017 totaled $434.9 million, representing an effective tax rate of 26.6%. The provision for income taxes in 2016 totaled $484.6 million, representing an effective tax rate of 31.9%. The current year includes a net benefit to the tax provision attributable to the Tax Cuts and Jobs Act, an increased income tax benefit derived from vesting of restricted stock units and stock option exercises, and Federal and State research tax credits related to the Corporation’s technology spend between 2013 and 2017, each of which resulted in a reduction of the effective tax rate.
Northern Trust continued to maintain a strong capital position during 2017, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. Total stockholders’ equity was $10.2 billion at year-end, up 5% from $9.8 billion in 2016. During the year ended December 31, 2017, Northern Trust increased its quarterly common stock dividend to $0.42 per share and repurchased 5.8 million shares of common stock, returning $895.6 million in capital to common stockholders, compared to $754.7 million in 2016.
CONSOLIDATED RESULTS OF OPERATIONS
Revenue
Northern Trust generates the majority of its revenue from noninterest income that primarily consists of trust, investment and other servicing fees. Net interest income comprises the remainder of revenue and consists of interest income generated by earning assets, net of interest expense on deposits and borrowed funds.
Revenue in 2017 was $5.38 billion, an increase of 8% from $4.96 billion in 2016. Noninterest income represented 73% of total revenue in 2017 compared to 75% in 2016, and totaled $3.95 billion, up 6% from $3.73 billion in 2016.
The current-year increase in noninterest income primarily reflected higher trust, investment and other servicing fees, including revenue associated with the UBS acquisition, partially offset by lower other operating income, primarily due to income recorded in the prior year from the sale of Visa Inc. Class B common shares partially offset by impairment charges associated with our leasing portfolio, and lower foreign exchange trading income. Trust, investment and other servicing fees totaled $3.43 billion in 2017, up $326.2 million, or 10%, from $3.11 billion in 2016, primarily due to favorable markets, new business, and revenue associated with the UBS acquisition of $21.1 million. Foreign exchange trading income in 2017 totaled $209.9 million, down $26.7 million, or 11%, compared with $236.6 million in 2016, primarily resulting from lower volatility and client volumes. Other operating income was $157.5 million in 2017, down 35% from $241.2 million in the prior year. The prior year included the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, for a net gain of $118.2 million, partially offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio and impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million.
Net interest income on an FTE basis in 2017 was $1.48 billion, an increase of $215.0 million, or 17%, from $1.26 billion in 2016, due to higher levels of average earning assets and an increased net interest margin. Average earning assets increased $4.1 billion, or 4%, in 2017, reflecting higher levels of securities and short-term interest bearing deposits, partially offset by a decrease in loans and leases. The net interest margin on an FTE basis increased to 1.33% in 2017 from 1.18% in 2016, primarily due to an increase in short-term interest rates.
Additional information regarding Northern Trust’s revenue by type is provided below.

2017 TOTAL REVENUE OF $5.38 BILLION

■	64% - Trust, Investment and Other Servicing Fees

■	27% - Net Interest Income

■	4% - Foreign Exchange Trading Income

■	5% - Other Noninterest Income

36 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income
The components of noninterest income, and a discussion of significant changes during 2017 and 2016, are provided below.

TABLE 3: NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Trust, Investment and Other Servicing Fees	$3,434.3	$3,108.1	$2,980.5	10%	4%
Foreign Exchange Trading Income	209.9	236.6	261.8	(11)	(10)
Treasury Management Fees	56.4	62.8	64.7	(10)	(3)
Security Commissions and Trading Income	89.6	81.4	78.7	10	3
Other Operating Income	157.5	241.2	247.1	(35)	(2)
Investment Security Losses, net	(1.6)	(3.2)	(0.3)	(50)	N/M

Total Noninterest Income	$3,946.1	$3,726.9	$3,632.5	6%	3%

Trust, Investment and Other Servicing Fees
Trust, investment and other servicing fees were $3.43 billion in 2017 compared with $3.11 billion in 2016. Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenue of approximately 2%. For a more detailed discussion of 2017 trust, investment and other servicing fees, refer to the “Reporting Segments and Related Information” section.
When considering the impact of markets on the Corporation’s results, the following tables present selected market indices and the percentage changes year over year.

TABLE 4: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2017	2016	CHANGE	2017	2016	CHANGE

S&P 500	2,448	2,094	17%	2,674	2,239	19%
MSCI EAFE (U.S. dollars)	1,886	1,646	15	2,051	1,684	22
MSCI EAFE (local currency)	1,105	956	16	1,164	1,037	12

TABLE 5: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2017	2016	CHANGE

Barclays Capital U.S. Aggregate Bond Index	2,046	1,976	4%
Barclays Capital Global Aggregate Bond Index	485	451	7

ASSETS UNDER CUSTODY/ADMINISTRATION AND ASSETS UNDER MANAGEMENT
AUC/A and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. At December 31, 2017, AUC/A were $10.72 trillion, up 26% from $8.54 trillion at December 31, 2016. The increase in AUC/A primarily reflected favorable markets, client assets obtained in the UBS acquisition, net inflows, and the favorable impact from foreign currency translation. Assets under custody, a component of AUC/A, were $8.08 trillion at December 31, 2017, up 20% from $6.72 trillion at December 31, 2016, and included $4.94 trillion of global custody assets, compared to $3.97 trillion at December 31, 2016. The increase in assets under custody primarily reflected favorable markets, net inflows, and the favorable impact from foreign currency translation. Assets under management totaled $1.16 trillion, up 23% from $942.4 billion at the end of 2016. The increase primarily reflected the favorable impact of markets and net inflows.

2017 Annual Report | Northern Trust Corporation 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AUC/A by reporting segment were as follows:
TABLE 6: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 /2016	2016 /2015
Corporate & Institutional	$10,066.8	$7,987.0	$7,279.7	26%	10%
Wealth Management	655.8	554.3	517.3	18	7

Total Assets Under Custody/Administration	$10,722.6	$8,541.3	$7,797.0	26%	10%
Assets under custody by reporting segment were as follows:

TABLE 7: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2017	2016	2015	2014	2013	2017 /2016	2016 / 2015
Corporate & Institutional	$7,439.1	$6,176.9	$5,565.8	$5,453.1	$5,079.7	20%	11%	11%
Wealth Management	645.5	543.6	506.3	515.7	496.0	19	7	8

Total Assets Under Custody	$8,084.6	$6,720.5	$6,072.1	$5,968.8	$5,575.7	20%	11%	11%

Assets under custody were invested as follows:

TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,
	2017	2016	2015	2014	2013
Equities	47%	46%	44%	45%	47%
Fixed Income Securities	35	36	37	36	34
Cash and Other Assets	16	17	17	17	17
Securities Lending Collateral	2	1	2	2	2

Assets under management by reporting segment were as follows:

TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2017	2016	2015	2014	2013	2017 / 2016	2016 / 2015
Corporate & Institutional	$871.2	$694.0	$648.0	$709.6	$662.7	26%	7%	9%
Wealth Management	289.8	248.4	227.3	224.5	221.8	17	9	8

Total Assets Under Management	$1,161.0	$942.4	$875.3	$934.1	$884.5	23%	8%	9%

38 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under management were invested and managed as follows:
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2017	2016	2015	2014	2013
Equities	51%	51%	51%	52%	54%
Fixed Income Securities	16	17	17	17	17
Cash and Other Assets	19	20	20	18	17
Securities Lending Collateral	14	12	12	13	12

TABLE 11: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2017	2016	2015	2014	2013
Index	46%	47%	47%	49%	51%
Active	41	40	40	39	43
Multi-Manager	5	5	4	6	4
Other	8	8	9	6	2

Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign exchange trading income totaled $209.9 million in 2017 compared with $236.6 million in the prior year. The decrease of $26.7 million, or 11%, was primarily due to lower volatility and client volumes in 2017.

Treasury Management Fees
Treasury management fees, generated from cash and treasury management products and services provided to clients, totaled $56.4 million in 2017, down 10% from $62.8 million in 2016, primarily due to lower transaction volumes.

Security Commissions and Trading Income
Security commissions and trading income is generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., and totaled $89.6 million in 2017, up 10%, or $8.2 million, from $81.4 million in 2016, primarily due to higher core brokerage revenues.

Other Operating Income
The components of other operating income include:

TABLE 12: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Loan Service Fees	$50.7	$56.6	$59.1	(10)%	(4)%
Banking Service Fees	48.6	50.6	48.2	(4)	5
Other Income	58.2	134.0	139.8	(57)	(4)

Total Other Operating Income	$157.5	$241.2	$247.1	(35)%	(2)%

Loan service fees totaled $50.7 million in 2017, down $5.9 million or 10%, from $56.6 million in 2016, primarily due to lower loan-related commitment fees in the current year. Other income totaled $58.2 million in 2017, down $75.8 million or 57%, from $134.0 million in 2016. The prior-year other income included the gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio, as well as impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million.

2017 Annual Report | Northern Trust Corporation 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Security Losses, Net
Net investment security losses totaled $1.6 million and $3.2 million in 2017 and 2016, respectively. Losses in 2017 and 2016 include $0.2 million and $3.7 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held-to-maturity securities, respectively.

NONINTEREST INCOME – 2016 COMPARED WITH 2015
Trust, investment and other servicing fees were $3.11 billion in 2016, up 4% from $2.98 billion in 2015, primarily due to new business and lower money market mutual fund fee waivers, partially offset by the unfavorable impact of movements in foreign exchange rates and markets. Foreign exchange trading income decreased 10% to $236.6 million in 2016 from $261.8 million in 2015, attributable to lower client volumes in 2016.
Other operating income totaled $241.2 million in 2016, a decrease of 2% from $247.1 million in 2015. Other operating income in 2016 included the gain on the sale of 1.1 million Visa Inc. Class B common shares, net of the valuation adjustment to existing swap agreements, totaling $118.2 million, offset by impairment charges and the loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio, as well as impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million. Other income in 2015 included a $99.9 million net gain on the sale of 1.0 million Visa Class B common shares.
Net investment security losses totaled $3.2 million and $0.3 million in 2016 and 2015, respectively. There were $3.7 million of charges in 2016 related to the OTTI of certain CRA eligible held-to-maturity securities. There were no OTTI losses in 2015.

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

TABLE 13: ANALYSIS OF NET INTEREST INCOME (FTE)

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Interest Income – GAAP	$1,769.4	$1,416.9	$1,224.0	25%	16%
FTE Adjustment	45.8	25.1	25.3	82	(1)

Interest Income – FTE	1,815.2	1,442.0	1,249.3	26	15
Interest Expense	340.2	182.0	153.9	87	18

Net Interest Income – FTE Adjusted	1,475.0	1,260.0	1,095.4	17	15

Net Interest Income – GAAP	1,429.2	1,234.9	1,070.1	16	15

AVERAGE BALANCE
Earning Assets	$111,178.3	$107,037.6	$102,249.8	4%	5%
Interest-Related Funds	83,422.0	76,886.0	74,252.7	9	4
Net Noninterest-Related Funds	27,756.3	30,151.6	27,997.1	(8)	8

				CHANGE IN PERCENTAGE
AVERAGE RATE
Earning Assets	1.63%	1.35%	1.22%	0.28	0.13
Interest-Related Funds	0.41	0.24	0.21	0.17	0.03
Interest Rate Spread	1.22	1.11	1.01	0.11	0.10
Total Source of Funds	0.31	0.17	0.15	0.14	0.02
Net Interest Margin – GAAP	1.29%	1.15%	1.05%	0.14	0.10
Net Interest Margin – FTE	1.33%	1.18%	1.07%	0.15	0.11

Refer to pages 163 and 164 for additional analysis of net interest income.

40 2017 Annual Report | Northern Trust Corporation

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
Net interest income in 2017 was $1.43 billion, up $194.3 million, or 16%, from $1.23 billion in 2016. Net interest income on an FTE basis for 2017 was $1.48 billion, an increase of $215.0 million, or 17%, from $1.26 billion in 2016, due to higher levels of average earning assets and an increased net interest margin. Average earning assets increased $4.1 billion, or 4%, to $111.2 billion from $107.0 billion in 2016, primarily reflecting higher levels of securities and short-term interest-bearing deposits, partially offset by reductions in loans and leases. The net interest margin in 2017 was 1.29%, up from 1.15% in 2016. The net interest margin on an FTE basis in 2017 was 1.33%, up from 1.18% in 2016.
Growth in average earning assets primarily reflected higher levels of Federal Reserve and other bank deposits and securities, partially offset by reductions in interest-bearing due from and deposits with banks and loans and leases. Federal Reserve and other bank deposits averaged $23.9 billion, an increase of $3.5 billion or 17%, from $20.4 billion in 2016. Securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets, averaged $44.7 billion, an increase of $2.7 billion, or 6%, from $42.0 billion in 2016. Interest-bearing due from and deposits with banks averaged $7.1 billion in 2017, down $1.6 billion, or 18%, from $8.7 billion in 2016. Loans and leases averaged $33.6 billion, a decrease of $478.3 million, or 1%, from $34.0 billion in 2016.
The increase in average earning assets was primarily funded by higher levels of interest-bearing deposits and short-term borrowings, partially offset by reductions of demand and other noninterest-bearing deposits. Average interest-bearing deposits increased $6.0 billion, or 9%, to $73.4 billion in 2017 from $67.4 billion in 2016. Average short-term borrowings increased $359.0 million, or 6%, to $6.7 billion in 2017 from $6.3 billion in 2016. Average demand and other noninterest-bearing deposits decreased $3.1 billion, or 12%, to $23.1 billion in 2017 from $26.2 billion in 2016.
Stockholders’ equity averaged $10.0 billion in 2017, compared with $9.1 billion in 2016. The increase of $895.3 million, or 10%, was attributable to current-year earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations. During the year ended December 31, 2017, the Corporation increased its quarterly common stock dividend by 11% to $0.42 per share and repurchased 5.8 million shares, returning $895.6 million in capital to common stockholders, compared to $754.7 million in 2016.
Under the Corporation’s 2017 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $454.6 million of common stock after December 31, 2017, through June 2018.
For additional analysis of average balances and interest rate changes affecting net interest income, refer to the Average Balance Sheets with Analysis of Net Interest Income included in “Supplemental Item – Selected Statistical and Supplemental Financial Data.”

NET INTEREST INCOME – 2016 COMPARED WITH 2015
Net interest income on an FTE basis increased 15% to $1.26 billion in 2016 from $1.10 billion in 2015, reflecting higher levels of earning assets and an increased net interest margin. The net interest margin on an FTE basis in 2016 was 1.18%, up from 1.07% in 2015. The net interest margin on an FTE basis in 2015 reflects the impact of a $17.8 million impairment of the residual value of certain assets under leveraged lease agreements.
Average earning assets increased $4.8 billion, or 5%, to $107.0 billion in 2016 from $102.2 billion in 2015. Growth in average earning assets primarily reflected higher levels of securities and loans and leases, partially offset by a decrease in interest-bearing due from and deposits with banks.
Stockholders’ equity averaged $9.1 billion and $8.6 billion in 2016 and 2015, respectively. The increase in 2016 reflected retained earnings and the issuance of our Series D preferred stock, partially offset by the repurchase of common stock pursuant to the Corporation's share repurchase program and dividend declarations.

Provision for Credit Losses
The provision for credit losses was a credit of $28.0 million in 2017 compared with a credit provision of $26.0 million in 2016, and a credit provision of $43.0 million in 2015. The current-year provision primarily reflected continued improvement in the credit quality of the Corporation’s loan portfolio and reductions in outstanding loans and undrawn loan commitments and standby letters of credit. Nonperforming assets at December 31, 2017 decreased 6% from the prior year-

2017 Annual Report | Northern Trust Corporation 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

end. Residential real estate, commercial, and commercial real estate loans accounted for 77%, 17%, and 6% respectively, of nonperforming loans and leases at December 31, 2017. For further discussion of the allowance and provision for credit losses for 2017, 2016, and 2015, refer to the “Asset Quality” section.

Noninterest Expense
Noninterest expense for 2017 totaled $3.77 billion, up $298.7 million, or 9%, from $3.47 billion in 2016, primarily reflecting increased compensation, equipment and software expense, and outside services, including current-year severance-related charges of $45.4 million, expense associated with the UBS acquisition of $24.2 million, and a one-time employee cash bonus of $12.9 million recorded in connection with the Tax Cuts and Jobs Act. The prior year included charges relating to certain securities lending litigation of $50.0 million, charges related to contractual modifications associated with existing C&IS clients of $18.6 million, and severance and other personnel related charges of $17.5 million.

The components of noninterest expense and a discussion of significant changes during 2017 and 2016 are provided below.

TABLE 14: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Compensation	$1,733.7	$1,541.1	$1,443.3	13%	7%
Employee Benefits	319.9	293.3	285.3	9	3
Outside Services	668.4	627.1	595.7	7	5
Equipment and Software	524.0	467.4	454.8	12	3
Occupancy	191.8	177.4	173.5	8	2
Other Operating Expense	331.6	364.4	328.0	(9)	11

Total Noninterest Expense	$3,769.4	$3,470.7	$3,280.6	9%	6%

Compensation
Compensation expense, the largest component of noninterest expense, totaled $1.73 billion in 2017, up $192.6 million, or 13%, compared to $1.54 billion in 2016, reflecting higher salary expense, performance-based incentive compensation, severance-related charges, a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act, and expense associated with the UBS acquisition. The current year included $39.6 million in severance-related charges, compared to $13.0 million in the prior year. The current year also included $12.0 million in compensation expense related to a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act. The increase in salary expense was driven by staff growth and base-pay adjustments. Staff on a full-time equivalent basis totaled approximately 18,100 at December 31, 2017, up 6% from approximately 17,100 at December 31, 2016.

Employee Benefits
Employee benefits expense totaled $319.9 million in 2017, up $26.6 million, or 9%, from $293.3 million in 2016 reflecting increases in payroll taxes, medical expense, severance-related charges, expense associated with the UBS acquisition, and payroll taxes on a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act. The current year included $4.2 million in severance-related charges, compared to $1.5 million in the prior year.

Outside Services
Outside services expense totaled $668.4 million in 2017, up $41.3 million, or 7%, from $627.1 million in 2016, reflecting an increase in technical services, subcustodian expense, expense associated with the UBS acquisition, and severance-related charges.

Equipment and Software
Equipment and software expense, comprised of depreciation and amortization, rental, and maintenance costs, increased $56.6 million, or 12%, to $524.0 million in 2017 compared to $467.4 million in 2016, reflecting increased software amortization, software support costs, computer maintenance and rental costs, and expense associated with the UBS acquisition.

42 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Occupancy
Occupancy expense totaled $191.8 million in 2017, up $14.4 million, or 8%, from $177.4 million in 2016, primarily reflecting accelerated depreciation expense related to a previously-announced facility exit, higher rent expense, and higher costs associated with the UBS acquisition.

Other Operating Expense
Other operating expense in 2017 totaled $331.6 million, down $32.8 million, or 9%, from $364.4 million in 2016. The components of other operating expense are as follows:

TABLE 15: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Business Promotion	$95.4	$83.6	$85.1	14%	(2)%
FDIC Insurance Premiums	34.7	31.7	25.2	9	26
Staff Related	42.8	43.0	40.5	(1)	6
Other Intangibles Amortization	11.4	8.8	10.9	30	(19)
Other Expenses	147.3	197.3	166.3	(25)	19

Total Other Operating Expense	$331.6	$364.4	$328.0	(9)%	11%

Business promotion expense increased $11.8 million, or 14% compared to the prior year, primarily related to higher costs associated with the Northern Trust-sponsored PGA TOUR golf tournament. Other expenses decreased $50.0 million, or 25% compared to the prior year. Other expenses in 2016 included charges in connection with an agreement to settle certain securities lending litigation of $50.0 million and charges related to contractual modifications associated with existing C&IS clients of $18.6 million. Other expenses in in the current year reflect higher charges associated with account servicing activities, expense associated with supplemental compensation plans, costs associated with the UBS acquisition, and increases in various other operating expense categories.

NONINTEREST EXPENSE – 2016 COMPARED WITH 2015
Noninterest expense in 2016 totaled $3.47 billion, up 6% from $3.28 billion in 2015. Results for 2016 included charges relating to certain securities lending litigation of $50.0 million, contractual modifications associated with certain existing asset servicing clients of $18.6 million, and severance and other personnel related charges of $17.5 million. Results for 2015 included a $45.8 million charge related to voluntary cash contributions to certain constant dollar NAV funds.
Compensation expense increased 7% to $1.54 billion in 2016 from $1.44 billion in 2015, reflecting severance-related charges of $13.0 million as well as higher salary expenses and performance-based incentive compensation.
Employee benefits expense totaled $293.3 million in 2016, up 3% from $285.3 million in 2015, primarily reflecting higher medical expense and payroll taxes, partially offset by a decrease in retirement-related expense.
Outside services expense totaled $627.1 million in 2016, up 5% from $595.7 million in 2015, primarily reflecting increased technical services and consulting services, partially offset by a reduction in third-party advisory fees.
Equipment and software expense increased 3% to $467.4 million in 2016 compared to $454.8 million in 2015, primarily related to increased software amortization, partially offset by a decrease in software dispositions.
Occupancy expense for 2016 was $177.4 million, up 2% from $173.5 million in 2015, primarily related to an early termination penalty recorded in 2016 and higher rent expense.
Other operating expense totaled $364.4 million in 2016, up 11% from $328.0 million in 2015, reflecting charges relating to certain securities lending litigation of $50.0 million and contractual modifications associated with certain existing asset servicing clients of $18.6 million, as well as increases in FDIC deposit protection expense and other miscellaneous expense categories. Other operating expense in 2015 included a $45.8 million charge related to voluntary cash contributions to certain constant dollar NAV funds.

Provision for Income Taxes
Provisions for income tax and effective tax rates are impacted by levels of pre-tax income, tax rates, and the impact of certain non-U.S. subsidiaries whose earnings are reinvested indefinitely outside the United States, as well as nonrecurring items such as the resolution of tax matters and changes in income tax rates and tax laws. The 2017 provision for income taxes was $434.9 million, representing an effective rate of 26.6%. This compares with a provision for income taxes of $484.6 million and an effective rate of 31.9% in 2016.

2017 Annual Report | Northern Trust Corporation 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current-year tax provision includes a net benefit attributable to the Tax Cuts and Jobs Act of $53.1 million as outlined below, an increased income tax benefit derived from the vesting of restricted stock units and stock option exercises, and Federal and State research tax credits of $20.9 million, $17.6 million of which were recognized related to the Corporation’s technology spend between 2013 and 2016, each resulting in a reduction of the effective tax rate.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. It also requires companies to pay a mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred. At December 31, 2017, Northern Trust has made a reasonable estimate as to the impact of the Tax Cuts and Jobs Act as follows:

TABLE 16: IMPACT OF TAX CUTS AND JOBS ACT

(In Millions)	2017
Federal Taxes on Mandatory Deemed Repatriation	$150.0
Impact Related to Federal Deferred Taxes	(210.0)
Other Adjustments	6.9

Provision (Benefit) for Income Taxes	$(53.1)

The amounts related to federal taxes on mandatory deemed repatriation and certain other adjustments are considered provisional as of December 31, 2017, as Northern Trust did not have the necessary information available to complete its accounting for the change in tax law and as such has provided a reasonable estimate. Northern Trust will continue to refine the related calculations as additional analyses are completed. In addition, these provisional amounts may require adjustment based on an evolving understanding of the new tax law and the issuance of guidance by the Internal Revenue Service (IRS). As a result of the changes in U.S. tax law, Northern Trust expects its effective tax rate to be approximately 23% to 24% in 2018.
The income tax provision for 2017 reflects reductions totaling $50.0 million related to certain non-U.S. subsidiaries whose earnings are being reinvested indefinitely outside of the United States. As a result of the Tax Cuts and Jobs Act being enacted on December 22, 2017, these earnings and the earnings from prior years which have been reinvested indefinitely outside of the United States are deemed to have been repatriated to the United States and subject to a repatriation tax. Northern Trust’s repatriation tax has been estimated to be $150.0 million and recorded as an income tax provision. The repatriation tax will be paid in installments over eight years as permitted under U.S. income tax laws.
The income tax provision of $484.6 million for 2016 reflects reductions totaling $50.1 million related to certain non-U.S. subsidiaries whose earnings were reinvested indefinitely outside of the United States. The 2015 income tax provision of $491.2 million represented an effective tax rate of 33.5%, and reflects reductions of $43.6 million related to non-U.S. subsidiaries whose earnings were reinvested indefinitely outside the United States.
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

44 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.

TABLE 17: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,434.3	$3,108.1	$2,980.5	10%	4%
Foreign Exchange Trading Income	209.9	236.6	261.8	(11)	(10)
Other Noninterest Income	301.9	382.2	390.2	(21)	(2)
Net Interest Income (Note)	1,475.0	1,260.0	1,095.4	17	15

Revenue (Note)	5,421.1	4,986.9	4,727.9	9	5
Provision for Credit Losses	(28.0)	(26.0)	(43.0)	8	(40)
Noninterest Expense	3,769.4	3,470.7	3,280.6	9	6

Income before Income Taxes (Note)	1,679.7	1,542.2	1,490.3	9	3
Provision for Income Taxes (Note)	480.7	509.7	516.5	(6)	(1)

Net Income	$1,199.0	$1,032.5	$973.8	16%	6%

Average Assets	$119,607.4	$115,570.3	$110,715.1	3%	4%

Note: Stated on an FTE basis. The consolidated figures include $45.8 million, $25.1 million, and $25.3 million of FTE adjustments for 2017, 2016, and 2015, respectively.

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
The following table summarizes the results of operations of C&IS for the years ended December 31, 2017, 2016, and 2015 on a management-reporting basis.

TABLE 18: C&IS RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,984.6	$1,787.8	$1,696.9	11%	5%
Foreign Exchange Trading Income	197.9	224.4	249.4	(12)	(10)
Other Noninterest Income	176.1	147.0	170.5	20	(14)
Net Interest Income (Note)	733.8	565.0	414.4	30	36

Revenue (Note)	3,092.4	2,724.2	2,531.2	14	8
Provision for Credit Losses	3.4	1.9	(22.6)	79	N/M
Noninterest Expense	2,194.5	2,012.2	1,856.4	9	8

Income before Income Taxes (Note)	894.5	710.1	697.4	26	2
Provision for Income Taxes (Note)	279.5	212.9	212.8	31	—

Net Income	$615.0	$497.2	$484.6	24%	3%

Percentage of Consolidated Net Income	51%	48%	50%
Average Assets	$80,105.6	$76,194.7	$73,598.4	5%	4%

Note: Stated on an FTE basis.

2017 Annual Report | Northern Trust Corporation 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 24% increase in C&IS net income in 2017 compared to 2016 primarily resulted from higher trust, investment and other servicing fees, which includes revenue associated with the UBS acquisition of $21.1 million, net interest income, and other noninterest income, partially offset by higher noninterest expense, which includes $24.2 million of higher costs associated with the UBS acquisition, and lower foreign exchange trading income. The 3% increase in C&IS net income in 2016 primarily resulted from higher net interest income and trust, investment and other servicing fees, partially offset by higher noninterest expense and provision for credit losses and lower foreign exchange trading income and other noninterest income.

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
Provided below are the components of C&IS trust, investment and other servicing fees.

TABLE 19: C&IS TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Custody and Fund Administration	$1,342.1	$1,182.2	$1,150.8	14%	3%
Investment Management	403.5	371.8	325.2	9	14
Securities Lending	96.4	97.7	90.5	(1)	8
Other	142.6	136.1	130.4	5	4

Total Trust, Investment and Other Servicing Fees	$1,984.6	$1,787.8	$1,696.9	11%	5%

2017 C&IS TRUST, INVESTMENT, AND OTHER SERVICING FEES

■	68% Custody and Fund Administration

■	20% Investment Management

■	7% Other Services

■	5% Securities Lending

Custody and fund administration fees, the largest component of trust, investment and other servicing fees, increased $159.9 million, or 14%, from 2016 to 2017 primarily due to new business, favorable markets, and revenue associated with the UBS acquisition of $21.1 million. Fees from investment management increased $31.7 million, or 9%, from 2016 to 2017 due to higher market levels. Securities lending revenue decreased 1% from 2016 to 2017 due to lower spreads, partially offset by higher loan volumes. C&IS other trust, investment and servicing fees increased $6.5 million, or 5%, from 2016 to 2017 primarily due to an increase in investment risk and analytical services. C&IS trust, investment, and other servicing fees totaled $1.79 billion in 2016, an increase of $90.9 million or 5%, from $1.70 billion in 2015, primarily reflecting new

46 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business and lower money market mutual fund fee waivers, partially offset by lower equity markets and the unfavorable impact of movements in foreign exchange rates. Money market mutual fund fee waivers in C&IS totaled $1.9 million and $48.8 million in 2016 and 2015, respectively.
Provided below is a breakdown of the C&IS assets under custody and under management.

TABLE 20: C&IS ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 / 2016	2016 / 2015
North America	$3,972.1	$3,334.5	$2,999.0	19%	11%
Europe, Middle East, and Africa	2,602.4	2,152.2	1,971.1	21	9
Asia Pacific	697.1	578.4	492.0	21	18
Securities Lending	167.5	111.8	103.7	50	8

Total Assets Under Custody	$7,439.1	$6,176.9	$5,565.8	20%	11%

2017 C&IS ASSETS UNDER CUSTODY

■	54% North America

■	35% Europe, Middle East, and Africa

■	9% Asia Pacific

■	2% Securities Lending

TABLE 21: C&IS ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 / 2016	2016 / 2015
North America	$533.5	$450.2	$410.4	19%	10%
Europe, Middle East, and Africa	127.3	98.8	102.0	29	(3)
Asia Pacific	42.9	33.2	31.9	29	4
Securities Lending	167.5	111.8	103.7	50	8

Total Assets Under Management	$871.2	$694.0	$648.0	26%	7%
2017 C&IS ASSETS UNDER MANAGEMENT

■	61% North America

■	15% Europe, Middle East, and Africa

■	5% Asia Pacific

■	19% Securities Lending

2017 Annual Report | Northern Trust Corporation 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 C&IS ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	51% Equities

■	13% Fixed Income Securities

■	17% Cash and Other Assets

■	19% Securities Lending

C&IS assets under custody were $7.44 trillion at December 31, 2017, 20% higher than $6.18 trillion at December 31, 2016. Assets under management increased 26% to $871.2 billion at December 31, 2017, from $694.0 billion at December 31, 2016. Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $167.5 billion and $111.8 billion at December 31, 2017 and 2016, respectively.

C&IS Foreign Exchange Trading Income
Foreign exchange trading income totaled $197.9 million in 2017, a $26.5 million, or 12%, decrease from $224.4 million in 2016. The decrease is attributable to lower volatility and client volumes. Foreign exchange trading income in 2016 of $224.4 million decreased $25.0 million, or 10%, from $249.4 million in 2015, due to lower client volumes as compared to 2015.

C&IS Other Noninterest Income
Other noninterest income for 2017 totaled $176.1 million, up $29.1 million, or 20%, from $147.0 million in 2016, which in turn was down $23.5 million, or 14%, from $170.5 million in 2015. The year-over-year variances from 2015 - 2017 were primarily due to impairment charges and loss on sales related to the decision to exit a portion of a non-strategic loans and leases portfolio in 2016.

C&IS Net Interest Income
Net interest income on an FTE basis increased $168.8 million, or 30%, in 2017 to $733.8 million from $565.0 million in 2016, primarily attributable to an increase in the net interest margin and average earning assets. Net interest margin on an FTE basis increased to 0.99% from 0.81%, primarily reflecting higher yields on earning assets. Average earning assets totaled $74.3 billion, an increase of $4.6 billion, or 7%, from $69.7 billion in the prior year. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $53.8 billion in 2017, up from $46.6 billion in 2016. Net interest income on an FTE basis increased $150.6 million or 36%, in 2016 to $565.0 million from $414.4 million in 2015, primarily attributable to an increase in the net interest margin and average earning assets. Results from 2015 included a $17.8 million charge related to the residual value of certain aircraft under leveraged lease agreements.

C&IS Provision for Credit Losses
The provision for credit losses was $3.4 million for 2017, compared to a provision of $1.9 million in 2016, and a provision credit of $22.6 million in 2015. The 2017 provision reflected an increase to a specific reserve in the commercial portfolio which was partially charged-off during the year, partially offset by improved credit quality across the portfolio. The 2016 provision reflected an increase to a specific reserve in the commercial portfolio that was charged-off during the prior year, partially offset by improved credit quality across the portfolio. The provision credit in 2015 primarily reflected improved credit quality across the portfolio coupled with the adoption of a change in estimation methodology for inherent losses.

48 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

C&IS Noninterest Expense
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $2.19 billion in 2017, an increase of $182.3 million, or 9%, from $2.01 billion in 2016. The increase was primarily due to higher indirect expense allocations, compensation expense, severance-related charges of $25.9 million, higher expense associated with the UBS acquisition of $24.2 million, and higher outside services expense, partially offset by lower other operating expenses. Noninterest expense in 2016 included charges relating to certain securities lending litigation of $50.0 million, charges related to contractual modifications associated with existing C&IS clients of $18.6 million, and severance and other personnel related charges of $7.4 million. Noninterest expense for 2016 increased $155.8 million, or 8%, from $1.86 billion in 2015. The increase was primarily due to higher indirect expense allocations, other operating expenses, and compensation expense in 2016.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management is one of the largest providers of advisory services in the United States with $645.5 billion of assets under custody and $289.8 billion of assets under management at December 31, 2017. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2017, 2016, and 2015 on a management-reporting basis.

TABLE 22: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,449.7	$1,320.3	$1,283.6	10%	3%
Foreign Exchange Trading Income	3.1	8.6	12.4	(64)	(32)
Other Noninterest Income	103.9	105.7	111.8	(2)	(6)
Net Interest Income (Note)	736.2	651.4	568.1	13	15
Revenue (Note)	2,292.9	2,086.0	1,975.9	10	6
Provision for Credit Losses	(31.4)	(27.9)	(20.4)	13	38
Noninterest Expense	1,405.3	1,315.3	1,291.9	7	2
Income before Income Taxes (Note)	919.0	798.6	704.4	15	13
Provision for Income Taxes (Note)	347.2	301.1	264.7	15	14
Net Income	$571.8	$497.5	$439.7	15%	13%
Percentage of Consolidated Net Income	48%	48%	45%
Average Assets	$26,599.9	$26,525.0	$25,048.7	—%	6%

Note: Stated on an FTE basis.

Wealth Management net income increased 15% in 2017, primarily reflecting higher trust, investment and other servicing fees and net interest income and, partially offset by higher noninterest expense and a higher provision for income taxes. The 13% increase in Wealth Management net income in 2016 from 2015 is primarily attributable to higher net interest income and trust, investment and other servicing fees, partially offset by a higher provision for income taxes and higher noninterest expense.

2017 Annual Report | Northern Trust Corporation 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management Trust, Investment and Other Servicing Fees

Provided below is a summary of Wealth Management trust, investment and other servicing fees and assets under custody and under management.

TABLE 23: WEALTH MANAGEMENT TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Central	$575.5	$523.8	$514.3	10%	2%
East	356.2	334.4	332.7	7	1
West	291.7	268.9	267.7	8	—
Global Family Office	226.3	193.2	168.9	17	14
Total Trust, Investment and Other Servicing Fees	$1,449.7	$1,320.3	$1,283.6	10%	3%

2017 WEALTH MANAGEMENT FEES

■	40% Central

■	24% East

■	20% West

■	16% Global Family Office

TABLE 24: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 / 2016	2016 / 2015
Global Family Office	$422.9	$347.7	$321.4	22%	8%
Central	94.8	83.8	79.5	13	5
East	70.5	61.7	58.5	14	6
West	57.3	50.4	46.9	14	7
Total Assets Under Custody	$645.5	$543.6	$506.3	19%	7%

2017 WEALTH MANAGEMENT ASSETS UNDER CUSTODY

■	65% Global Family Office

■	15% Central

■	11% East

■	9% West

50 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 / 2016	2016 / 2015
Central	$102.1	$89.7	$81.8	14%	10%
Global Family Office	87.1	69.3	61.9	26	12
East	57.0	50.9	47.4	12	7
West	43.6	38.5	36.2	13	6
Total Assets Under Management	$289.8	$248.4	$227.3	17%	9%

2017 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

■	35% Central

■	30% Global Family Office

■	20% East

■	15% West

2017 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	51% Equities

■	25% Fixed Income Securities

■	24% Cash and Other Assets

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
Wealth Management fee income is calculated primarily based on market values. Wealth Management trust, investment and other servicing fees were $1.45 billion in 2017, up $129.4 million, or 10%, from $1.32 billion in 2016, which in turn was up $36.7 million, or 3%, from $1.28 billion in 2015. The results in 2017 benefited from favorable markets and new business. The 3% increase in trust, investment and other servicing fees in 2016 compared to 2015 was attributable to lower money market mutual fund fee waivers. Wealth Management money market mutual fund fee waivers totaled $6.2 million and $60.4 million in 2016 and 2015, respectively.
At December 31, 2017, assets under custody in Wealth Management were $645.5 billion compared with $543.6 billion at December 31, 2016. Assets under management were $289.8 billion at December 31, 2017 compared to $248.4 billion at the previous year end.

2017 Annual Report | Northern Trust Corporation 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management Foreign Exchange Trading Income
Foreign exchange trading income totaled $3.1 million in 2017, a $5.5 million, or 64%, decrease from $8.6 million in 2016. The decrease is attributable to lower volatility and client volumes. Foreign exchange trading income in 2016 decreased $3.8 million, or 32%, as compared to 2015, reflecting lower client volumes in 2016.

Wealth Management Other Noninterest Income
Other noninterest income for 2017 totaled $103.9 million, a decrease of $1.8 million, or 2%, from $105.7 million in 2016, due to decreases in banking fees and credit-related service charges. Other noninterest income in 2016 decreased $6.1 million, or 6%, as compared to 2015, primarily reflecting lower security commissions and trading income.

Wealth Management Net Interest Income
Net interest income on an FTE basis was $736.2 million for 2017, up $84.8 million, or 13%, from $651.4 million in 2016, primarily attributable to an increase in the net interest margin. Net interest margin on an FTE basis increased to 2.80% from 2.48%, reflecting higher yields on earning assets. Average earning assets totaled $26.3 billion in the current year and prior year. Net interest income on an FTE basis in 2016 increased $83.3 million, or 15%, from 2015 and the net interest margin on an FTE basis in 2016 of 2.48% increased from the 2015 margin of 2.29%. The higher net interest margin in 2016 as compared to 2015 was attributable to higher yields on earning assets. Earning assets and funding sources in 2017, 2016, and 2015 were primarily comprised of loans and domestic interest-bearing deposits.

Wealth Management Provision for Credit Losses
The provision for credit losses was a credit of $31.4 million for 2017, compared to a provision credit of $27.9 million in 2016, and a provision credit of $20.4 million in 2015. The 2017 provision credit was primarily driven by continued improvement in the credit quality of the commercial real estate and residential real estate portfolios, partially offset by charge offs in the current year. The 2016 provision credit was primarily driven by continued improvement in the credit quality of the residential real estate and private client portfolios. The 2015 provision credit primarily reflected improved credit quality of commercial real estate and residential real estate loan classes coupled with the adoption of a change in estimation methodology for inherent losses.

Wealth Management Noninterest Expense
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.41 billion in 2017, an increase of $90.0 million, or 7%, from $1.32 billion in the prior year. The increase was primarily due to higher indirect expense allocations, severance-related charges of $19.5 million, compensation expense, and outside services expense in the current year. Noninterest expense for 2016 increased $23.4 million, or 2%, from $1.29 billion in 2015. The increase was primarily due to higher compensation expense and indirect expense allocations in 2016.

52 2017 Annual Report | Northern Trust Corporation

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
The following table summarizes the results of operations of Treasury and Other for the years ended December 31, 2017, 2016, and 2015 on a management-reporting basis.

TABLE 26: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2017	2016	2015	2017 / 2016	2016 / 2015
Noninterest Income	$30.8	$133.1	$107.9	(77)%	23%
Net Interest Income (Note)	5.0	43.6	112.9	(89)	(61)
Revenue (Note)	35.8	176.7	220.8	(80)	(20)
Noninterest Expense	169.6	143.2	132.3	18	8
Income (Loss) before Income Taxes (Note)	(133.8)	33.5	88.5	N/M	(62)
Provision (Benefit) for Income Taxes (Note)	(146.0)	(4.3)	39.0	N/M	N/M
Net Income	$12.2	$37.8	$49.5	(68)%	(24)%
Percentage of Consolidated Net Income	1%	4%	5%
Average Assets	$12,901.9	$12,850.6	$12,068.0	—%	6%

Note: Stated on an FTE basis.

Treasury and Other noninterest income in 2017 was $30.8 million compared to $133.1 million in 2016. The decrease primarily reflects a decrease in other operating income, a component of other noninterest income, due to a prior-year gain on the sale of 1.1 million Visa Class B common shares.
Treasury and Other net interest income on an FTE basis in 2017 was $5.0 million, down $38.6 million, or 89%, from $43.6 million in 2016. The decrease reflected a decline in the net interest margin and lower levels of earning assets. Net interest income on an FTE basis in 2016 decreased $69.3 million, or 61%, to $43.6 million from $112.9 million in 2015. The decrease reflected a decline in the net interest margin, partially offset by higher levels of earning assets.
Treasury and Other noninterest expense in 2017 equaled $169.6 million, up $26.4 million, or 18%, from $143.2 million in 2016. The increase is primarily attributable to higher general overhead costs, including compensation and equipment and software expense, partially offset by an increase in indirect expense allocations to C&IS and Wealth Management.
The benefit from income taxes was $146.0 million in 2017 compared to a benefit of $4.3 million in the prior year, primarily due to lower income before income taxes, the net benefit attributable to the Tax Cuts and Jobs Act of $53.1 million, an increase in the excess tax benefit related to share-based compensation, and Federal and State research tax credits of $17.6 million related to the Corporation’s technology spend between 2013 and 2016 and recorded in 2017.

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

2017 Annual Report | Northern Trust Corporation 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2017, Northern Trust managed $1.16 trillion in assets for personal and institutional clients, including $871.2 billion for C&IS clients and $289.8 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2017, 2016 and 2015 by investment type.

TABLE 27: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2017	2016	2015	2017 / 2016	2016 / 2015
Equities	$592.3	$480.6	$446.6	23%	8%
Fixed Income Securities	183.5	160.5	147.1	14	9
Cash and Other Assets	217.5	189.3	177.7	15	7
Securities Lending Collateral	167.7	112.0	103.9	50	8
Total Assets Under Management	$1,161.0	$942.4	$875.3	23%	8%

Assets under management increased $218.6 billion, or 23%, from $942.4 billion at year-end 2016. The increase primarily reflected the favorable impact of markets and net inflows. The following table presents activity in consolidated assets under management by investment type during the year ended December 31, 2017.

TABLE 28: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	2017	2016	2015
Balance as of January 1,	$942.4	$875.3	$934.1
Inflows by Investment Type
Equity	192.1	136.0	116.2
Fixed Income	68.1	59.3	41.7
Cash & Other Assets	407.9	383.4	281.0
Securities Lending Collateral	132.4	93.8	28.8

Total Inflows	800.5	672.5	467.7

Outflows by Investment Type
Equity	(185.7)	(136.1)	(143.0)
Fixed Income	(57.2)	(48.0)	(54.6)
Cash & Other Assets	(384.0)	(363.6)	(273.3)
Securities Lending Collateral	(76.7)	(85.7)	(41.2)

Total Outflows	(703.6)	(633.4)	(512.1)

Net Inflows	96.9	39.1	(44.4)

Market Performance, Currency & Other
Market Performance & Other	111.6	32.0	—
Currency	10.1	(4.0)	—
Total Market Performance, Currency & Other	121.7	28.0	(14.4)

Balance as of December 31,	$1,161.0	$942.4	$875.3

54 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY
Securities Portfolio
The following table presents the book values of Northern Trust’s held to maturity, available for sale, and trading investment securities by type as of December 31, 2017, 2016 and 2015.

TABLE 29: SECURITIES PORTFOLIO

	DECEMBER 31,
($ In Millions)	2017	2016	2015
Securities Held to Maturity
U.S. Government	$35.0	$15.0	$26.0
Obligations of States and Political Subdivisions	34.6	63.6	89.2
Government Sponsored Agency	5.8	7.4	9.9
Other	12,973.6	8,835.1	5,123.2
Total Securities Held to Maturity	$13,049.0	$8,921.1	$5,248.3
Securities Available for Sale
U.S. Government	$5,700.3	$7,522.6	$6,178.3
Obligations of States and Political Subdivisions	746.4	885.2	36.4
Government Sponsored Agency	18,676.6	17,892.8	16,366.8
Asset-Backed	2,726.4	2,556.7	2,500.1
Auction Rate	4.3	4.7	17.1
Other	5,888.1	6,717.8	7,219.2
Total Securities Available for Sale	$33,742.1	$35,579.8	$32,317.9
Trading Account	$0.5	$0.3	$1.2
Total Securities at Year-End	$46,791.6	$44,501.2	$37,567.4
Average Total Securities	$44,715.7	$42,041.3	$37,407.9

Northern Trust maintains a high quality securities portfolio, with 79% of the combined available for sale, held to maturity, and trading account portfolios at December 31, 2017 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign & non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 8% were rated double-A, 3% were rated below double-A, and 10% were not rated by Moody’s Investors Service or Standard and Poor's (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long-term ratings are at least A).
At December 31, 2017, 29% of corporate debt was rated triple-A, 31% was rated double-A, and 40% was rated below double-A or not rated. Securities classified as “other asset-backed” at December 31, 2017 had average lives of less than 5 years, and 100% were rated triple-A.
Unrealized losses within the investment securities portfolio at December 31, 2017 were $249.4 million as compared to $176.0 million at December 31, 2016, primarily reflecting higher market rates since purchase; 36% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. There were $0.2 million and $3.7 million of losses recognized in 2017 and 2016, respectively, in connection with the write-down of CRA securities determined to be OTTI. There were no OTTI losses recognized in 2015.
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

2017 Annual Report | Northern Trust Corporation 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and Leases
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the prior-period loan and lease balances below have been adjusted to conform with current-period presentation. The adjustments generally reflected reclassification of loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total loans and leases previously reported.

The following table presents the amounts outstanding of loans and leases by segment and class as of December 31, 2017 and the preceding four year-ends.

TABLE 30: COMPOSITION OF LOAN PORTFOLIO

	DECEMBER 31,
($ In Millions)	2017	2016	2015	2014	2013
Commercial
Commercial and Institutional	$9,042.2	$9,287.4	$9,307.5	$8,343.7	$7,341.6
Commercial Real Estate	3,482.7	4,002.5	3,848.8	3,333.3	2,955.8
Non-U.S.	1,538.5	1,877.8	1,137.7	1,530.6	954.7
Lease Financing, net	229.2	293.9	544.4	916.3	975.1
Other	265.4	205.1	194.1	191.5	358.6
Total Commercial	$14,558.0	$15,666.7	$15,032.5	$14,315.4	$12,585.8
Personal
Private Client	$10,753.1	$10,052.0	$9,136.4	$7,466.9	$6,445.6
Residential Real Estate	7,247.6	8,077.5	8,974.7	9,820.8	10,305.5
Other	33.5	25.9	37.3	37.1	48.6
Total Personal	$18,034.2	$18,155.4	$18,148.4	$17,324.8	$16,799.7
Total Loans and Leases	$32,592.2	$33,822.1	$33,180.9	$31,640.2	$29,385.5

Residential Real Estate
The residential real estate loan portfolio is primarily composed of mortgages and home equity credit lines provided as an accommodation to clients. Residential real estate loans totaled $7.2 billion at December 31, 2017, or 22% of total U.S. loans, compared with $8.1 billion, or 24% of total U.S. loans, at December 31, 2016. All residential real estate loans are underwritten utilizing Northern Trust’s credit policies, which do not support the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Appraisals of supporting collateral for residential real estate loans are obtained upon refinancing or default or when otherwise considered warranted. Residential real estate collateral appraisals are performed and reviewed by independent third parties.
Of the total $7.2 billion in residential real estate loans at December 31, 2017, $1.9 billion were in Florida, $1.4 billion were in the greater Chicago area, and $1.4 billion were in California, with the remainder distributed throughout the other geographic regions within the United States served by Northern Trust. Legally binding commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $1.0 billion and $1.2 billion at December 31, 2017 and 2016, respectively.

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
Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the Illinois,

56 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California, Florida, Texas, and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.
The table below provides additional detail regarding commercial real estate loan types:

TABLE 31: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
($ In Millions)	2017	2016
Commercial Mortgages:
Office	$825.2	$866.1
Apartment/Multi-family	623.3	784.8
Retail	631.1	698.1
Industrial / Warehouse	311.1	359.7
Other	445.6	457.6
Total Commercial Mortgages	2,836.3	3,166.3
Construction, Acquisition and Development Loans	350.8	445.0
Single Family Investment	164.8	179.6
Other Commercial Real Estate Related	130.8	211.6
Total Commercial Real Estate Loans	$3,482.7	$4,002.5

At December 31, 2017, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $312.5 million and $13.8 million, respectively. At December 31, 2016, legally binding commitments and standby letters of credit totaled $546.1 million and $15.7 million, respectively.

2017 Annual Report | Northern Trust Corporation 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming Assets and 90 Days Past Due Loans
During 2017, the Corporation implemented a change in the classification of certain nonperforming loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the prior-period balances below have been adjusted to conform with current-period presentation. These adjustments generally reflect reclassification of nonperforming loans and leases from commercial and institutional class to the residential real estate class. There was no impact on total nonperforming loans and leases previously reported.

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiations and renewals. The following table presents nonperforming assets and loans that were delinquent 90 days or more and still accruing at December 31, 2017 and each of the prior four year-ends.

TABLE 32: NONPERFORMING ASSETS

	DECEMBER 31,
($ In Millions)	2017		2016		2015		2014		2013
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$26.0		$9.2		$18.1		$15.0		$23.1
Commercial Real Estate	8.3		11.6		16.7		37.1		49.2
Total Commercial	34.3		20.8		34.8		52.1		72.3
Personal
Residential Real Estate	$116.4		$139.1		$144.9		$162.4		$189.1
Private Client	—		0.3		0.4		1.2		1.4
Total Personal	116.4		139.4		145.3		163.6		190.5
Total Nonperforming Loans and Leases	150.7		160.2		180.1		215.7		262.8
Other Real Estate Owned	4.6		5.2		8.2		16.6		11.9
Total Nonperforming Assets	$155.3		$165.4		$188.3		$232.3		$274.7
90 Day Past Due Loans Still Accruing	$8.0		$31.0		$7.1		$22.7		$16.4
Nonperforming Loans and Leases to Total Loans and Leases	0.46%		0.47%		0.54%		0.68%		0.89%
Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans and Leases	0.9	x	1.0	x	1.1	x	1.2	x	1.1	x

Nonperforming assets of $155.3 million as of December 31, 2017, decreased $10.1 million, or 6%, reflecting improved credit quality in the residential real estate portfolio, partially offset by additional impaired loans in the commercial and institutional portfolio. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Allowance and Provision for Credit Losses
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. The previously reported allowance for credit losses remains unadjusted, as the impact of the reclassification on the allowance was immaterial.

TABLE 33: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

($ In Millions)	2017	2016	2015
Balance at January 1	$192.0	$233.3	$295.9
Charge-Offs	(21.5)	(27.3)	(30.7)
Recoveries	11.3	12.1	11.2
Net Charge-Offs	(10.2)	(15.2)	(19.5)
Provision for Credit Losses	(28.0)	(26.0)	(43.0)
Effects of Foreign Exchange Rates	—	(0.1)	(0.1)
Balance at December 31	$153.8	$192.0	$233.3

58 2017 Annual Report | Northern Trust Corporation

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
The following table shows the specific portion of the allowance and the allocated inherent portion of the allowance and its components by loan category at December 31, 2017, and at each of the prior four year-ends.

TABLE 34: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2017		2016		2015		2014		2013
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Specific Allowance	$5.4	—%	$2.1	—%	$3.1	—%	$21.1	—%	$24.9	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	34.7	27	34.7	27	40.4	28	73.0	26	67.5	25
Commercial Real Estate	43.3	11	69.2	12	69.5	12	69.4	10	71.5	10
Lease Financing, net	0.2	1	0.4	1	1.9	2	3.6	3	4.2	3
Non-U.S.	—	5	—	5	—	3	3.3	5	2.1	3
Other	1.5	1	0.6	1	—	1	—	1	—	2
Total Commercial	79.7	45	104.9	46	111.8	46	149.3	45	145.3	43
Personal
Residential Real Estate	57.3	22	69.0	24	96.2	27	107.7	31	118.7	35
Private Client	9.5	33	13.8	30	19.7	27	17.8	24	19.0	22
Other	1.9	—	2.2	—	2.5	—	—	—	—	—
Total Personal	68.7	55	85.0	54	118.4	54	125.5	55	137.7	57
Total Allocated Inherent Allowance	$148.4	100%	$189.9	100%	$230.2	100%	$274.8	100%	$283.0	100%
Total Allowance for Credit Losses	$153.8	100%	$192.0	100%	$233.3	100%	$295.9	100%	$307.9	100%
Allowance Assigned to:
Loans and Leases	$131.2		$161.0		$193.8		$267.0		$278.1
Undrawn Commitments and Standby Letters of Credit	22.6		31.0		39.5		28.9		29.8
Total Allowance for Credit Losses	$153.8		$192.0		$233.3		$295.9		$307.9
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.40%		0.48%		0.58%		0.84%		0.95%

Specific Component of the Allowance: The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay.
At December 31, 2017, the specific allowance component amounted to $5.4 million compared with $2.1 million at the end of 2016. The $3.3 million increase is primarily attributable to additional allowances provided for new nonperforming loans, partially offset by charge-offs and pay-offs.

2017 Annual Report | Northern Trust Corporation 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in the specific component of the allowance from $3.1 million in 2015 to $2.1 million in 2016 was primarily attributable to charge-offs and pay-offs, partially offset by additional allowances provided for new nonperforming loans.

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
The inherent portion of the allowance decreased $41.5 million to $148.4 million at December 31, 2017, compared with $189.9 million at December 31, 2016, which decreased $40.3 million from $230.2 million at December 31, 2015.
The decrease in 2017 was primarily driven by continued improvement in the credit quality of the commercial real estate and residential real estate portfolios. The decrease in 2016 was primarily driven by continued improvement in the credit quality of the residential real estate and private client portfolios.

Overall Allowance: The evaluation of the specific component and the inherent component above resulted in a total allowance for credit losses of $153.8 million at December 31, 2017, compared with $192.0 million at the end of 2016. The allowance of $131.2 million assigned to loans and leases, as a percentage of total loans and leases, was 0.40% at December 31, 2017, down from a $161.0 million allowance, representing 0.48% of total loans and leases, at December 31, 2016. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $22.6 million and $31.0 million at December 31, 2017 and December 31, 2016, respectively, and are included in other liabilities in the consolidated balance sheets.

Provision: The provision for credit losses was a credit of $28.0 million and net charge-offs totaled $10.2 million in 2017. This compares with a credit provision of $26.0 million and net charge-offs of $15.2 million in 2016, and a $43.0 million credit provision and net charge-offs of $19.5 million in 2015.

Impaired Loans
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement or when its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring. As of December 31, 2017, impaired loans totaled $139.8 million and included $98.4 million of loans deemed troubled debt restructurings as compared to total impaired loans of $156.1 million at December 31, 2016, which included $127.6 million of loans deemed troubled debt restructurings. Impaired loans had $5.4 million and $2.1 million of the allowance for credit losses allocated to them at December 31, 2017, and December 31, 2016, respectively. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, dependent upon the level of certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million as of December 31, 2017) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards.
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
For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses and pension plan accounting. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors (Audit Committee).

60 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Credit Losses
The allowance for credit losses represents management’s estimate of probable losses which have been incurred as of the date of the consolidated financial statements. The loan and lease portfolio and other lending-related credit exposures are regularly reviewed to evaluate the level of the allowance for credit losses. In determining an appropriate allowance level, Northern Trust evaluates the allowance necessary for impaired loans and lending-related commitments and also estimates losses inherent in other lending-related credit exposures.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. Management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, in determining an appropriate allowance level. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2017 and changes in estimates are reasonably likely to occur from period to period.
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

2017 Annual Report | Northern Trust Corporation 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension Plan Accounting
Northern Trust maintains a noncontributory defined benefit pension plan covering substantially all U.S. employees (the Qualified Plan) and a U.S. noncontributory supplemental pension plan (the Nonqualified Plan). Certain European-based employees also retain benefits in local defined benefit pension plans, of which the majority are closed to new employees and to future benefit accruals. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of several assumptions regarding future interest rates, asset returns, compensation increases, mortality rates, and other actuarially-based projections relating to the plans. Due to the long-term nature of this obligation and the estimates that are required to be made, the assumptions used in determining the periodic pension expense and the projected pension obligation are closely monitored and reviewed annually for adjustments that may be required. Pension accounting guidance requires that differences between estimates and actual experience be recognized as other comprehensive income in the period in which they occur. The differences are amortized into net periodic pension expense from accumulated other comprehensive income over the future working lifetime of eligible participants. As a result, differences between the estimates made in the calculation of periodic pension expense and the projected pension obligation and actual experience affect stockholders’ equity in the period in which they occur but continue to be recognized as expense systematically and gradually over subsequent periods.
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
In determining the pension expense for the U.S. plans in 2017, Northern Trust utilized a discount rate of 4.46% for both the Qualified Plan and the Nonqualified Plan. The rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 4.39%. The expected long-term rate of return on Qualified Plan assets was 6.75%.
In evaluating possible revisions to pension-related assumptions for the U.S. plans as of Northern Trust’s December 31, 2017 measurement date, the following were considered:

•
Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the projected cash flows for future benefit payments to the Aon Hewitt AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 3.79% at December 31, 2017 for the Qualified and Nonqualified plans, a decrease from 4.46% at December 31, 2016.

•	Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a graded schedule from 9.00% to 2.50% that averages 4.39%.

•
Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the Qualified Plan decreased from 6.75% for 2017 to 6.00% for 2018.

•
Mortality Table: Northern Trust uses the aggregate RP-2014 mortality table with adjustment from 2014 to 2006. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2017, released by the Society of Actuaries in October 2017. This assumption was updated at December 31, 2017 from improvement scale MP-2016. The updated improvement scale applies to annuity payments only and results in generally lower projected mortality improvements than estimated by the MP-2016 improvement scale. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2018. The IRS prescribed table for 2018 now reflects the aggregate RP-2014 mortality table with adjustment from 2014 to 2006, and future improvements under scale MP-2016.

Annual net pension expense in 2018 is expected to increase by approximately $19 million, primarily driven by the decrease in discount rate and a lower expected rate of return on plan assets.

62 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to illustrate the sensitivity of these assumptions on the expected U.S Plans’ periodic pension expense in 2018 and the projected benefit obligation as of December 31, 2017, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 35: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2018 Pension Expense
Discount Rate Change	$(4.2)	$4.4
Compensation Level Change	1.8	(1.7)
Rate of Return on Plan Assets Change	(3.7)	3.7
Increase (Decrease) in 2017 Projected Benefit Obligation
Discount Rate Change	(49.7)	52.6
Compensation Level Change	6.7	(6.4)

Pension Contributions: The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. There were no contributions to the Qualified Plan in 2017 and 2016. Northern Trust contributed $50.0 million to the Qualified Plan at the beginning of 2018. The minimum required contribution to the Qualified Plan is expected to be zero in 2018. The remaining maximum deductible contribution is estimated at $250 million for 2018.
FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2017, approximately 25% of Northern Trust’s total assets and approximately 1% of its total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 17% of Northern Trust’s assets carried at fair value are classified as Level 1. Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
Approximately 83% of Northern Trust’s assets and 98% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment securities classified as available for sale make up 97% of Level 2 assets with the remaining 3% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
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
As of December 31, 2017, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified as Level 2 and approximately 96%, measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.
As of December 31, 2017, the fair value of Northern Trust’s Level 3 assets was $4.3 million. Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate the fair value of auction rate securities, Northern Trust uses external pricing vendors that incorporate transaction details and market based inputs such as past auction results,

2017 Annual Report | Northern Trust Corporation 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trades and bids. The significant unobservable inputs used in the fair value measurements are the prices of the securities supported by little market activity and for which trading is limited.
As of December 31, 2017, Northern Trust’s Level 3 liabilities consisted of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Class B common shares previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps are determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 24, “Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information.
While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 is a converged standard between the FASB and the International Accounting Standards Board (IASB) that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of ASU 2014-09 is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Northern Trust adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method.
In 2017, Northern Trust focused efforts on completing an extensive contract review, covering services offered in each of its respective locations throughout the world, principal versus agent considerations, developing detailed disclosures required by ASU 2014-09 and assessing the extent of changes to the internal control environment. Northern Trust recognizes the majority of its revenues “over time” under current policy and will continue this practice for periods beginning on or after January 1, 2018. ASU 2014-09 is not expected to require significant changes to revenue-related information technology applications. As a result of completing its implementation project, Northern Trust will disclose additional information related to revenue recognition and implement certain changes to gross vs. net presentation for periods beginning on or after January 1, 2018. The adoption of ASU 2014-09 will not impact significantly Northern Trust’s consolidated financial condition or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income unless a policy election is made for investments without readily determinable fair values. Additionally, ASU 2016-01 requires public entities to use the exit price notion when measuring the fair value of financial instruments for measurement purposes and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Furthermore, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. Northern Trust adopted ASU 2016-01 as of January 1, 2018. The adoption of ASU 2016-01 will not impact significantly Northern Trust’s consolidated financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize in the statement of financial position a liability to make future lease payments, known as the lease liability, and a right-of-use asset (ROU asset) representing its right to use the underlying asset over the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with certain practical expedients available. Northern Trust has established an overall governance structure

64 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and a detailed project plan for its implementation efforts, along with taking further action in defining the future operating model for lease accounting and administration. Northern Trust does not expect a significant change in leasing activity between now and adoption on January 1, 2019. Although Northern Trust is currently assessing the impact of ASU 2016-02, it is expected to have a significant impact on Northern Trust’s consolidated financial condition, with the most significant changes related to the recognition of ROU assets and lease liabilities for operating leases. ASU 2016-02 is not expected to impact significantly Northern Trust’s consolidated results of operations.
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
Northern Trust has established a working group across various functions, an overall governance structure, and has finalized a detailed project plan for its implementation efforts. Further, Northern Trust assessed its current inventory of underlying credit models along with the suitability of these models for the overall expected loss impairment model under ASU 2016-13 and prepared a comprehensive gap analysis. Development activities for new and modified credit loss models have commenced. Northern Trust continues to evaluate specific application issues and the overall impact of the adoption of ASU 2016-13.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). The main provisions of ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Further, ASU 2017-12 eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Northern Trust plans to early adopt ASU 2017-12 in the first half of 2018. Northern Trust currently applies the “shortcut” method of accounting available under GAAP for substantially all fair value hedges and other aspects of Northern Trust’s current hedge accounting program and therefore ASU 2017-12 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations upon adoption.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption of the amendments in ASU 2018-02 is permitted. The amendments in ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Northern Trust plans to early adopt ASU 2018-02 in the first quarter of 2018, and expects to reclassify approximately $25 million from accumulated other comprehensive income to retained earnings.
CAPITAL EXPENDITURES
Capital expenditures in 2017 included ongoing enhancements to Northern Trust’s software and hardware capabilities, the opening of new offices, and the expansion and renovation of several existing offices. Capital expenditures for 2017 totaled $472.8 million, of which $381.2 million was for software, $58.3 million was for computer hardware, $27.1 million was for building and leasehold improvements, and $6.2 million was for furnishings. These capital expenditures principally support and enhance Northern Trust’s investment management, asset servicing and asset management capabilities, as well as relationship management and client interaction. Additional capital expenditures committed for systems technology will result in future expense for the depreciation of hardware and amortization of software. Software amortization and

2017 Annual Report | Northern Trust Corporation 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

depreciation on computer hardware and machinery are charged to equipment and software expense. Depreciation on building and leasehold improvements and on furnishings is charged to occupancy expense and equipment expense, respectively. Capital expenditures for 2016 totaled $473.4 million, of which $362.1 million was for software, $66.1 million was for computer hardware, $37.2 million was for building and leasehold improvements, and $8.0 million was for furnishings.
OFF-BALANCE-SHEET ARRANGEMENTS
Assets Under Custody/Administration and Assets Under Management
Northern Trust, in the normal course of business, holds assets under custody/administration and management in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheets.

Commitments, Letters of Credit and Securities Lent with Indemnification
Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be drawn fully upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. The following table provides details of Northern Trust’s off-balance-sheet financial instruments as of December 31, 2017 and 2016.

TABLE 36: SUMMARY OF OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS

	DECEMBER 31,
($ In Millions)	2017	2016
Undrawn Commitments to Extend Credit
One Year and Less	$8,617.3	$10,953.5
Over One Year	18,205.3	21,814.6

Total	$26,822.6	$32,768.1

Standby Letters of Credit	$2,970.0	$3,846.1
Commercial Letters of Credit	37.7	24.0
Custody Securities Lent with Indemnification	143,568.2	102,325.2

66 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2017.

TABLE 37: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

AS OF DECEMBER 31, 2017	COMMITMENT EXPIRATION
($ In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$3,384.4	$1,609.0	$1,775.4	$1,056.2
Holding Companies	9.2	9.2	—	28.9
Manufacturing	7,221.9	752.3	6,469.6	1,747.3
Mining	707.5	187.1	520.4	54.4
Public Administration	209.5	101.8	107.7	72.1
Retail Trade	900.6	162.1	738.5	160.1
Services	5,765.2	1,987.3	3,777.9	4,873.2
Transportation and Warehousing	285.1	1.6	283.5	309.3
Utilities	1,162.9	20.7	1,142.2	13.1
Wholesale Trade	679.0	27.6	651.4	458.5
Other Commercial	294.0	262.4	31.6	269.1

Commercial and Institutional (Note)	20,619.3	5,121.1	15,498.2	9,042.2
Commercial Real Estate	312.5	49.3	263.2	3,482.7
Lease Financing, net	—	—	—	229.2
Non-U.S.	1,617.4	1,028.9	588.5	1,538.5
Other	155.2	155.2	—	265.4

Total Commercial	22,704.4	6,354.5	16,349.9	14,558.0

Personal
Residential Real Estate	1,008.3	237.7	770.6	7,247.6
Private Client	3,090.3	2,005.5	1,084.8	10,753.1
Other	19.6	19.6	—	33.5

Total Personal	4,118.2	2,262.8	1,855.4	18,034.2

Total	$26,822.6	$8,617.3	$18,205.3	$32,592.2

Note: Commercial and Institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).

Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit of $3.0 billion and $3.8 billion at December 31, 2017 and 2016, respectively, include $92.5 million and $134.2 million, respectively, of standby letters of credit secured by cash deposits or participated to others. The weighted average maturity of standby letters of credit was 24 months at December 31, 2017 and 2016.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $143.6 billion and $102.3 billion at December 31, 2017 and 2016, respectively. Because of the credit quality of the

2017 Annual Report | Northern Trust Corporation 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2017, or 2016 related to these indemnifications.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2017, the Bank had over $32.9 billion of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds. Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit. Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 70% of total assets

68 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as of December 31, 2017. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $39.2 billion at December 31, 2017. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2017.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity, dividend payments from the Bank and interest earned on investment securities and money market assets. On May 8, 2017, the Corporation issued $350 million of 3.375% fixed-to-floating rate subordinated notes, due May 8, 2032. The Corporation also received $525.0 million of dividends from the Bank in 2017. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2017 were $523.1 million of common stock repurchases and $356.8 million of common stock dividends.
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $1.0 billion and $757.0 million at December 31, 2017 and 2016, respectively. During, and at year-end, 2017 and 2016, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2017 and 2016 was $750.5 million and $562.8 million, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2017, provided below, allow Northern Trust to access capital markets on favorable terms.

TABLE 38: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2017

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCHRATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	AA-
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Trust Preferred Capital Securities	BBB+	A3	BBB+
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 25, “Derivative Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The net maximum amount of these termination payments that Northern Trust could have been required to pay at December 31, 2017, was $187.9 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2017, that would be triggered by a significant downgrade in its debt ratings.

2017 Annual Report | Northern Trust Corporation 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements of Cash Flows
For the year ended December 31, 2017, net cash provided by operating activities was $1.7 billion, primarily reflecting period earnings and the impact of non-cash charges such as amortization of computer software, partially offset by other operating activities.
Net cash provided by operating activities for the year ended December 31, 2016, was $1.5 billion and was primarily the result of period earnings and other operating activities.
Net cash used in investing activities was $14.0 billion for the year ended December 31, 2017, primarily attributable to an increase in deposits with Federal Reserve and other central banks as well as net purchases of securities held to maturity.
Net cash used in investing activities of $10.2 billion for the year ended December 31, 2016, primarily attributable to net purchases of securities available for sale and held to maturity as well as an increase in deposits with Federal Reserve and other central banks.
For the year ended December 31, 2017, net cash provided by financing activities totaled $11.3 billion, primarily reflecting higher levels of total deposits, federal funds purchased, increases in short-term other borrowings, and the proceeds from the issuance by the Corporation of 3.375% fixed-to-floating rate subordinated notes, partially offset by the repurchase of common stock pursuant to the Corporation's share repurchase program, dividends paid on common and preferred stock, and repayments of the 5.85% subordinated notes previously issued by the Bank and due November 2017.
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

Contractual Obligations
The following table shows Northern Trust’s contractual obligations as of December 31, 2017.

TABLE 39: CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2017

	PAYMENT DUE BY PERIOD
($ In Millions)	TOTAL	ONE YEAR AND LESS	1-3 YEARS	3-5 YEARS	OVER 5 YEARS
Senior Notes(1)	$1,497.3	$—	$499.6	$997.7	$—
Subordinated Debt(1)	1,435.1	305.5	—	—	1,129.6
Floating Rate Capital Debt(1)	277.5	—	—	—	277.5
Capital Lease Obligations(2)	15.4	8.4	7.0	—	—
Operating Leases(2)	787.8	95.9	188.2	143.2	360.5
Purchase Obligations(3)	641.7	222.3	287.2	108.4	23.8
Federal Taxes on Mandatory Deemed Repatriation(4)	150.0	12.0	24.0	24.0	90.0

Total Contractual Obligations	$4,804.8	$644.1	$1,006.0	$1,273.3	$1,881.4

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
(3) Purchase obligations consist primarily of ongoing operating costs related to outsourcing arrangements for certain cash management services and the support and maintenance of the Corporation’s technological requirements. Certain obligations are in the form of variable rate contracts and, in some instances, 2017 activity was used as a base to project future obligations.
(4) Northern Trust has elected to pay the net tax liability on deferred foreign earnings in eight installments as allowed under section 965(h) of the Tax Cuts and Jobs Act of 2017.

Capital Management
One of Northern Trust’s primary objectives is to maintain a strong capital position to merit the confidence of clients, counterparties, creditors, regulators and stockholders. A strong capital position helps Northern Trust execute its strategies and withstand unforeseen adverse developments.

70 2017 Annual Report | Northern Trust Corporation

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
Capital levels were strengthened in 2017 as average stockholders’ equity increased $895.3 million, or 10%, reaching $10.0 billion. Total stockholders’ equity was $10.2 billion at December 31, 2017, as compared to $9.8 billion at December 31, 2016. In July 2017, the Board increased the quarterly common stock dividend by 11% to $0.42 per common share. Common dividends totaling $372.5 million were declared in 2017. During the year ended December 31, 2017, the Corporation repurchased 5.8 million shares of common stock, including 0.5 million shares withheld related to share-based compensation, at an average price per share of $90.25. Preferred dividends totaling $49.8 million were declared in 2017.

2017 Annual Report | Northern Trust Corporation 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2017 and 2016.

TABLE 40: CAPITAL ADEQUACY

($ In Millions)	December 31, 2017		December 31, 2016
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$9,334.2	$9,334.2	$8,888.4	$8,888.4
Net Unrealized (Gains) Losses on Securities Available for Sale	15.0	15.0	12.9	12.9
Net Unrealized (Gains) Losses on Cash Flow Hedges	(0.9)	(0.9)	(2.4)	(2.4)
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(697.4)	(697.4)	(488.1)	(488.1)
Pension and Other Postretirement Benefit Adjustments	68.4	68.4	130.1	130.1
Other	(93.0)	(93.0)	(60.5)	(60.5)

Total Common Equity Tier 1	8,626.3	8,626.3	8,480.4	8,480.4
Additional Tier 1 Capital
Preferred Stock	882.0	882.0	882.0	882.0
Other	(34.9)	(34.9)	(42.5)	(42.5)

Total Additional Tier 1 Capital	847.1	847.1	839.5	839.5

Total Tier 1 Capital	9,473.4	9,473.4	9,319.9	9,319.9
Tier 2 Capital
Qualifying Allowance for Credit Losses	—	153.8	—	191.9
Qualifying Subordinated Debt	1,099.4	1,099.4	809.3	809.3
Floating Rate Capital	134.6	134.6	161.5	161.5
Other	—	—	(9.1)	(7.6)

Total Tier 2 Capital	1,234.0	1,387.8	961.7	1,155.1

Total Risk-Based Capital	$10,707.4	$10,861.2	$10,281.6	$10,475.0
Risk-Weighted Assets(1)	$64,018.7	$68,616.4	$68,257.6	$72,020.9
Total Assets – End of Period (EOP)	138,590.5	138,590.5	123,926.9	123,926.9
Adjusted Average Fourth Quarter Assets(2)	121,517.1	121,517.1	116,958.0	116,958.0
Total Loans and Leases – EOP	32,592.2	32,592.2	33,822.1	33,822.1
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	28.64%	28.64%	26.28%	26.28%
Total Assets – EOP	6.74	6.74	7.17	7.17
Risk-Based Capital Ratios
Common Equity Tier 1	13.5%	12.6%	12.4%	11.8%
Tier 1	14.8	13.8	13.7	12.9
Total (Tier 1 and Tier 2)	16.7	15.8	15.1	14.5
Leverage	7.8	7.8	8.0	8.0
Supplementary Leverage(3)	6.8	N/A	6.8	N/A

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

As of December 31, 2017 and 2016, the Corporation’s capital ratios exceeded the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the

72 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Supervision and Regulation” section of Item 1, “Business,” and Note 32, “Regulatory Capital Requirements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2017, the Corporation’s common equity Tier 1 capital ratio as calculated under the advanced approaches methodologies would have been 13.3% on a fully phased-in basis, while the Corporation’s common equity Tier 1 capital ratio under the standardized approach would have been 12.4% on a fully phased-in basis.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated enterprise risk management framework to support its strategies. The framework provides a methodology to identify, assess, monitor, measure, manage and report both internal and external risks to Northern Trust, and promotes a culture of risk awareness across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. The key risk categories that are inherent in Northern Trust’s business activities include: credit, operational, fiduciary, compliance, market, liquidity, and strategic risk.
Northern Trust reinforces a culture of effective risk management by defining risk management accountabilities, embedding such accountabilities in performance expectations across the company, training and developing employees and evaluating and rewarding employee performance.

Risk Governance and Oversight Overview
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

TABLE 41: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Compensation and Benefit Committee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Market & Liquidity Risk Committee	Model Risk Oversight Committee

The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Compensation and Benefits Committee. The Board of Directors approves Northern Trust’s enterprise risk management framework and Corporate Risk Appetite Statement. The Business Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, fiduciary risk, compliance risk, market risk, liquidity risk, and strategic risk. The Audit Committee provides oversight with respect to financial reporting and legal risk, while the Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Compensation and Benefits Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety and soundness. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk-taking behavior by participants. The Capital Governance Committee of the Board assists the Board in discharging its oversight duties with respect to capital management and planning activities. Among other responsibilities, the Capital Governance Committee oversees Northern Trust’s capital adequacy assessments, forecasting, and stress testing processes and activities, including the annual CCAR exercise, and challenges management, as appropriate, on various elements of such processes and activities. Accordingly, the Capital Governance Committee provides oversight with respect to Northern Trust’s linkage of material risks to the capital adequacy assessment process.

2017 Annual Report | Northern Trust Corporation 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the enterprise risk management framework, the executive risk management team of Northern Trust, together with the Chief Financial Officer, Chief Capital Management Officer, General Counsel and General Auditor, meets as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk within Northern Trust. Among other risk management responsibilities, GERC receives reports or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

The Credit Risk Committee (CRC) establishes and monitors credit-related policies and practices throughout Northern Trust and promotes their uniform application.

The Operational Risk Committee (ORC) provides independent oversight and is responsible for setting the Corporate Operational Risk Management Policy and developing the operational risk management framework and programs that support the coordination of operational risk activities.

The Fiduciary Risk Committee (FRC) is responsible for establishing and reviewing the fiduciary risk policies and establishing the fiduciary risk framework, governance and programs that support the coordination of fiduciary risk activities.

The Compliance & Ethics Oversight Committee (CEOC) provides oversight and direction with respect to compliance policies, implementation of the compliance and ethics program, and the coordination of regulatory compliance initiatives across the Corporation.

The Market & Liquidity Risk Committee (MLRC) oversees activities relating to the management of market and liquidity risks by facilitating a focused review of market and liquidity risk exposures and providing rigorous challenge of related policies, key assumptions, and practices.

The Model Risk Oversight Committee (MROC) is responsible for providing management attention, direction, and oversight of the model risk management framework and model risk within Northern Trust.

In addition to the aforementioned committees, Northern Trust deploys business and regional risk committees that also report into GERC.

Risk Identification and Risk Management Process
As part of the integrated enterprise risk framework, Northern Trust has established key risk identification and risk management processes, embedded within its businesses to enable prudent risk-taking behavior. Integral to the risk framework are Northern Trust’s processes for definition and communication of acceptable risk appetite and reporting against risk appetite, dynamic assessment of risk against its strategic and business objectives, and a “three lines of defense” operating model. Northern Trust defines the organization’s risk appetite as the amount and types of risk that it is willing to assume in its exposures and business activities to achieve its strategic and financial objectives. Northern Trust manages its business activities consistent with the Corporate Risk Appetite Statement, in which specific guidelines are detailed for each key risk category. Northern Trust’s Corporate Risk Appetite Statement reflects the expectation that risk is consciously considered as part of day-to-day activities and strategic decisions. Northern Trust’s risk assessment process, aligned with this expectation, consists of a series of programs that identify, measure, manage, and report risks in line with risk appetite and guidelines. A common risk language used across Northern Trust supports risk identification processes and consistent identification of risk, designation of material risks, and grouping of risks into risk themes for effective analysis, oversight, and management of Northern Trust’s aggregate risk profile.
Northern Trust maintains a “three lines of defense” operating model to embed a robust risk management capability within its businesses. The model, used to communicate risk management expectations across the organization, contains three roles, each a complimentary level of risk management accountability. Within this operating model, Northern Trust’s businesses are the first line of defense for protecting it against the risks inherent in its businesses and are supported by dedicated business risk management teams. The Risk Management function, the second line of defense, sets the direction

74 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for Northern Trust’s risk management activities and provides aggregate risk oversight and reporting in support of risk governance. Audit Services, the third line of defense, provides independent assurance as to the effectiveness of the integrated enterprise risk framework.

Risk Control
Risk Control is an internal, independent review function within the Risk Management function. Risk Control is managed by the Chief Risk Control Officer and is comprised of Model Risk Management, Credit Review, Global Compliance Testing and Basel Independent Verification groups, each with its own risk focus and oversight. Model Risk Management is responsible for the implementation and management of the enterprise-wide model risk framework and independently validating new models and reviewing and re-validating existing models. Credit Review provides an independent, ongoing assessment of credit exposure and related credit risk management processes across Northern Trust. Global Compliance Testing evaluates the effectiveness of procedures and controls designed to comply with relevant laws and regulations, as well as corresponding Northern Trust policies governing regulatory compliance activities. Lastly, Basel Independent Verification promotes rigor and accuracy in Northern Trust’s ongoing compliance with Basel III requirements and adherence to Enhanced Prudential Standards, including Liquidity Stress Testing. The Business Risk Committee oversees Risk Control generally as well as each of these groups.

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

Credit Risk Overview
Credit risk is inherent in many of Northern Trust’s activities. A significant component of credit risk relates to loans, leases, securities, and counterparty-related exposures. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions in that Northern Trust is generally:

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

2017 Annual Report | Northern Trust Corporation 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CRC establishes and monitors credit-related policies and practices throughout Northern Trust and promotes their uniform application. The Chief Credit Officer reports directly to the CRO and chairs the CRC. Independent oversight and review of the credit risk framework also is provided by Risk Control.

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
As part of Northern Trust’s credit processes, the Credit Risk Management function oversees a range of portfolio reviews that focus on significant and/or weaker-rated credits. This approach allows management to take remedial action in an effort to deal with potential problems. An integral part of the Credit Risk Management function is a formal review of past due and potential problem loans to determine which credits, if any, need to be placed on nonperforming status or charged off. Northern Trust maintains a loan portfolio watch list for adversely classified credit exposures that includes all nonperforming credits as well as other loans with elevated risk of default. Independent from the Credit Risk Management function, Credit Review undertakes both on-site and off-site file reviews that evaluate effectiveness of management’s implementation of the Credit Risk Management’s requirements.

Counterparty Credit Risk
Counterparty credit risk for Northern Trust primarily arises from a variety of funding, treasury, trading and custody-related activities, including over-the-counter (OTC) currency and interest rate derivatives, and from indemnified securities lending transactions. Credit exposure to counterparties is managed by use of a framework for setting limits by product type and exposure tenor.
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

Physical and Financial Collateral: Northern Trust’s primary risk mitigation approaches include the requirement of collateral. Residential and commercial real estate exposures are typically secured by properly margined mortgages on the property. In cases where loans to commercial or certain Wealth Management clients are secured by marketable securities, the daily values of the securities are monitored closely to ensure adherence to collateral coverage policies.

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

76 2017 Annual Report | Northern Trust Corporation

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

Operational Risk Overview
Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, product design and delivery difficulties, potential legal actions, or other catastrophes to result in losses.

Operational risk includes compliance, fiduciary and legal risks, which under the Corporation’s risk structure are governed and managed explicitly.

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that impact risk and drive action to reduce future loss events. The Operational Risk Management function is responsible for defining the operational risk framework and providing independent oversight of the framework across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, and manage operational risk and mitigate Northern Trust’s exposure to loss. Several key programs support the operational risk framework, including:

•
Loss Event Data Program - a program that collects internal and external loss data for use in monitoring operational risk exposure, various business analyses and a Basel Advanced Management Approach (AMA) capital quantification.

•
Risk and Control Self-Assessment - a structured risk management process used by Northern Trust’s businesses to analyze the risks that are present in their respective business environments, processes and activities and to assess the adequacy of associated internal controls.

•
Operational Risk Scenario Analysis - a systematic process of obtaining expert opinions from business managers and risk management experts to derive reasoned assessments of the likelihood of occurrence and the potential loss impact of plausible high-severity operational losses.

•
Product and Process Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new and modified noncredit products and services, significant changes to operating processes, and related significant loss events.

•
Outsourcing Risk Management Program - a program that provides processes for appropriate risk assessment, measurement, monitoring and management of outsourced technology and business process outsourcing.

•
Information Security and Technology Risk Management - a program that communicates and implements compliance and risk management processes and controls to address information security, including cyber threats and technology risks to the organization.

•	Significant New Business Opportunity - a program that assesses the resource requirements, impact on systems and controls, and other risk factors prior to taking on significant new business.

•	Business Continuity Management Program - a program designed to minimize business impact and support the resumption of mission critical functions for clients following an incident.

•	Physical Security - a program that provides for the safety of Northern Trust partners, clients, and visitors worldwide.

•	Insurance Management Program - a program designed to reduce the monetary impact of certain operational loss events.

As discussed in Risk Control, Model Risk Management also is part of the operational risk framework.

The ORC is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing the Corporate Operational Risk Policy and approving the operational risk framework and programs. This committee has the expanded role of coordinating operational risk issues related to compliance and fiduciary risks. The

2017 Annual Report | Northern Trust Corporation 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks.

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

Information Security and Technology Management
Effective management of risks related to the confidentiality, integrity and availability of information is crucial in an environment of increasing cyber threat and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s approach to information security begins at a governance level with an organizational structure that reflects support from executive management and includes risk committees comprised of members from across Northern Trust’s businesses. In addition to a strong governance process, internal controls and risk management practices are designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting information security as well as adhering to applicable policies and standards and other means provided to them to safeguard electronic information and business systems within their care. Training and awareness programs to educate employees on information security are on-going and include multiple approaches such as mandatory computer-based training, phishing simulations, and the designation of individuals as Information Security and Privacy Champions within the businesses. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
In addition to the various information security controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess effectiveness. These teams perform security program maturity assessments, penetration tests, security assessments and reviews of Northern Trust’s susceptibility to social engineering attacks such as spear phishing. Northern Trust operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the businesses, and alerts the organization in accordance with its documented Cyber Incident Response Plan.
The Cyber Incident Response Plan is used to respond to cybersecurity incidents. A cybersecurity incident is defined as an incident caused by damaging activity, which requires actions to prevent and respond to disruptions, denials, compromises or exfiltration that impact the confidentiality, integrity and availably of the assets of Northern Trust or its clients. The plan provides a streamlined approach that can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions and status to senior management, including the Chief Information Security Officer, and appropriate stakeholders. The plan is designed to work with enterprise-level response plans and is tested routinely.

Business Resiliency and Continuity Management
Northern Trust’s business resiliency approach encompasses business continuity and disaster recovery processes enterprise-wide (including staff, technology and facilities) to ensure that following a disaster or business interruption Northern Trust resumes mission-critical business and economic functions and fulfills all regulatory and legal requirements.
Northern Trust’s business resiliency mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resiliency centers that offer alternative workstations, and transfer of work and work-from-home programs that provide further capability.
All of Northern Trust’s businesses are required to risk-assess regularly their critical functions and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The strength of the business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually.
The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

78 2017 Annual Report | Northern Trust Corporation

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

Fiduciary Risk Overview
The fiduciary risk management framework identifies, assesses, measures, monitors and reports on fiduciary risk matters deemed significant. Fiduciary risk is mitigated through internal controls and risk management practices that are designed to identify, understand and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in each relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations and for establishing specific procedures, standards and guidelines to manage fiduciary risk within the desired risk appetite level.

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

Compliance Risk
Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to Northern Trust. Compliance risk includes the following two subcategories:

•	Regulatory Risk - risk arising from failure to comply with prudential and conduct of business or other regulatory requirements.

•
Financial Crime Risk - risk arising from financial crime (e.g., money laundering, sanctions violations, fraud, insider dealing, theft, etc.) in relation to the products, services, or accounts of the institution, its clients, or others associated with the same.

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
The CEOC establishes and monitors adherence to Northern Trust’s Compliance and Ethics Program. The Chief Compliance and Ethics Officer reports to the Business Risk Committee as appropriate and chairs the CEOC.

Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide events.

Liquidity Risk Overview
Northern Trust maintains a strong liquidity position and conservative liquidity risk profile. Northern Trust’s balance sheet is liability-driven. That is, the main driver of balance sheet changes comes from changing levels of client deposits, which are generally related to the level of global custody assets serviced and commercial and personal deposits. This liability-driven business model differs from a typical asset-driven business model, where increased levels of deposits and wholesale borrowings are required to support, for example, increased levels of lending for execution of the organization’s investment strategy. Northern Trust’s balance sheet generally consists of high-quality assets with relatively short durations, resulting in low liquidity risk.

2017 Annual Report | Northern Trust Corporation 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity Risk Framework and Governance
Northern Trust maintains a liquidity risk framework consisting of risk management policies, and practices to keep its risk profile within the Board-approved Corporate Risk Appetite Statement. All liquidity risk activities are overseen by the Risk Management function, which is independent of the businesses undertaking the activities.
Exposure limits for liquidity risk are set by the Board and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as the liquidity coverage ratio (LCR) and the liquidity stress-testing buffer across a range of time horizons.
The Asset and Liability Management Committee (ALCO) provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, overseeing balance sheet resources, and reviewing reporting such as cash flows and stress test results. The MLRC provides second line oversight and is responsible for approving sub-policies and procedures, establishing and monitoring risk metrics, and approving methodologies and key assumptions that drive liquidity risk measurement.

Liquidity Risk Analysis, Monitoring, and Reporting
Liquidity risk is analyzed and monitored in order to ensure compliance with the approved risk appetite. Various liquidity analysis and monitoring activities are employed by Northern Trust to understand better the nature and sources of its liquidity risks, including: liquidity stress testing, liquidity metric monitoring, collateral management, intraday management, cash flow projections, operational deposit assessments, liquid asset buffer measurement, funds transfer pricing, and contingency funding planning.
The liquidity risk management process is supported through management and regulatory reporting. Both Northern Trust’s Treasury and Market and Liquidity Risk Management functions produce management reports using the outputs from the liquidity assessment, monitoring, and analysis, enabling oversight bodies to make informed decisions and support management of risk within the approved risk appetite. Holistic liquidity metrics such as LCR and internal liquidity stress testing are actively monitored, along with a suite of other metrics that provide early warning indicators of changes in the risk profile.

Market Risk
There are two types of market risk, interest rate risk and trading risk. Interest rate risk is the potential for movements in interest rates to cause changes in net interest income and the market value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.

Market Risk Framework and Governance
Northern Trust maintains a market risk framework consisting of risk management policies and practices to keep its risk profile within the Board-approved Corporate Risk Appetite Statement. All market risk activities are overseen by the Risk Management function, which is independent of the businesses undertaking the activities.
Exposure limits for market risk are set by the Board and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as sensitivity of net interest income (NII), sensitivity of market value of equity (MVE), and Value-at-Risk (VaR) across a range of time horizons.
ALCO provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, overseeing balance sheet resources, and reviewing reporting such as stress test results. The MLRC provides second line oversight and is responsible for approving sub-policies and procedures, establishing and monitoring risk metrics, and approving methodologies and key assumptions that drive market risk measurement.

Interest Rate Risk Overview
Interest rate risk is the risk to NII, associated with the balance sheet, or MVE due to changes in interest rates. Changes in interest rates can have a positive or negative impact on NII depending on the positioning of assets, liabilities and off-balance-sheet instruments. Changes in interest rates also can impact the values of assets, liabilities and off-balance-sheet positions, which indirectly impact the MVE. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are highly correlated, which allows Northern Trust’s interest-bearing assets and liabilities to contribute to NII even in periods of volatile interest rates.

80 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There are four commonly recognized types of structured interest rate risk:

•	repricing, which arises from differences in the maturity and repricing terms of assets and liabilities;

•	yield curve, which arises from changes in the shape of the yield curve;

•	basis, which arises from imperfect correlation in the adjustment of the rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and

•	behavioral characteristics embedded optionality, which arises from client or counterparty behavior in response to interest rate changes.

Interest Rate Risk Analysis, Monitoring, and Reporting
Northern Trust uses two primary measurement techniques to manage interest rate risk: NII and MVE sensitivity. NII sensitivity provides management with a short-term view of the impact of interest rate changes on NII. MVE sensitivity provides management with a long-term view of interest rate changes on MVE as of the period-end balance sheet. Both simulation models use the same initial market interest rates and product balances.

Northern Trust limits aggregate interest rate risk (as measured by the NII sensitivity and MVE sensitivity simulation techniques) to an acceptable level within the context of risk appetite. A variety of actions may be used to implement risk management strategies to modify interest rate risk including:

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
The NII sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate NII sensitivity given uncertainty in the assumptions; therefore, there could be a change in NII sensitivity to the extent that actual behavior differs from that assumed. The following key assumptions are incorporated into the NII simulation:

•
the balance sheet size and mix remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain nonmaturity deposits that are considered short-term in nature and therefore receive a more conservative interest-bearing treatment;

•
prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;

•	cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;

•
nonmaturity deposit pricing and lives are projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies/or judgment; and

•	new business rates are based on current spreads to market indices.

2017 Annual Report | Northern Trust Corporation 81

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

TABLE 42: NET INTEREST INCOME SENSITIVITY AS OF DECEMBER 31, 2017

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$102
200 Basis Points	161

The NII sensitivity analysis does not incorporate any management actions that may be used to mitigate adverse effects of actual interest rate movement. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in prior periods due to changes to client deposit pricing assumptions and the implementation of interest rate risk model enhancements.

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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions; therefore, there could be a change in MVE sensitivity to the extent that actual behavior differs from the incorporated assumptions. Many of the assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

•
the present value of nonmaturity deposits are estimated using remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management judgment - some balances are assumed to be core and have longer lives while other balances are assumed to be temporary and have comparatively shorter lives; and

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

TABLE 43: MARKET VALUE OF EQUITY SENSITIVITY AS OF DECEMBER 31, 2017

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$383
200 Basis Points	258

82 2017 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MVE simulations do not incorporate any management actions that may be used to mitigate adverse effects of actual interest rate movements. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. MVE sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in prior periods due to changes to client deposit pricing assumptions and the implementation of interest rate risk model enhancements.

During the year ended December 31, 2017, Northern Trust did not exceed its NII sensitivity limits or its MVE sensitivity limits.

Foreign Currency Risk Overview
Northern Trust's balance sheet is exposed to nontrading foreign currency risk as a result of its holdings of non-U.S. dollar denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense. To manage currency exposures on the balance sheet, Northern Trust attempts to match its assets and liabilities by currency. If those currency offsets do not exist on the balance sheet, Northern Trust will use foreign exchange derivative contracts to mitigate its currency exposure. Foreign exchange contracts are also used to reduce Northern Trust’s currency exposure to future non-U.S. dollar denominated revenue and expense.
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

TABLE 44: FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (SPOT AND FORWARD)		FOREIGN EXCHANGE SPOT VaR		FOREIGN EXCHANGE FORWARD VaR
As of December 31	2017	2016	2017	2016	2017	2016
High	$1.0	$0.9	$0.4	$0.3	$1.0	$0.9
Low	0.1	0.2	—	—	0.1	0.2
Average	0.5	0.5	0.1	0.1	0.5	0.4
Year-End	0.3	0.3	—	0.2	0.3	0.3

2017 Annual Report | Northern Trust Corporation 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2017 and 2016, Northern Trust did not incur an actual trading loss in excess of the daily value at risk estimate.

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes which averaged $0.8 million for the year ended December 31, 2017.
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

Strategic Risk
Strategic risk is the vulnerability of the organization to internal or external developments that render corporate strategy ineffective or unachievable. The consequences of strategic risk can be diminished long-term earnings and capital, as well as reputational damage to the firm. Strategic risk includes the following three subcategories:

•
Macroeconomic and geopolitical risk, which centers on events or themes that would have a significant, detrimental impact on financial markets, and by extension, financial services firms. Episodes of this kind would tend to have general, as opposed to idiosyncratic, consequences.

•	Business risk, which arises from change in the following areas:

•	Internal: situations within Northern Trust that threaten business continuity, profitability, or the achievement of strategic objectives

•	Secular: behavioral or technological change that affects clients and renders a Northern Trust process or service obsolete

•	Competitive: new products or shifts in the industry landscape that challenge Northern Trust’s performance

•	Regulatory: changes to prudential or fiscal policy that have an adverse impact on Northern Trust or its clients

•
Reputation risk, which is a residual risk which arises from negative perception on the part of clients, counterparties, stockholders, investors, debt holders, market analysts, regulators, staff, or other relevant parties that adversely affects Northern Trust’s ability to conduct its businesses or to access sources of funding.

Strategic Risk Framework and Governance
Northern Trust maintains a framework that consists of risk management policies, frameworks and practices designed to identify, analyze, and limit, where possible, the sources and negative consequences of strategic risk. The Strategic Risk Management function is responsible for defining the strategic risk framework and providing independent oversight of the framework across Northern Trust. In furtherance of this effort, Northern Trust has established governance and strategic planning processes for review and effective challenge, where appropriate, of business strategy and new products.
In addition, Northern Trust maintains a Global Stress Testing Framework which governs stress testing exercises conducted by Northern Trust’s businesses and enterprise tabletop exercises that examine the consequences of macroeconomic or geopolitical shocks. Northern Trust also maintains the Global Emergency Response Plan, which guides its reaction to adverse external events if they arise.
Both GERC and the Business Risk Committee are responsible for reviewing the general methods, guidelines and policies by which Northern Trust monitors and controls strategic risk.
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

84 2017 Annual Report | Northern Trust Corporation

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

•
failure to address in the Corporation's resolution plan submitted in December 2017 the "shortcomings" jointly identified by the Federal Reserve Board and FDIC in the resolution plan submitted by the Corporation in December 2015;

•	failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;

•
changes in tax laws, accounting requirements or interpretations and other legislation in the United States or other countries that could affect Northern Trust or its clients including the Tax Cuts and Jobs Act;

•	geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events and war, and the responses of the United States and other countries to those events;

•
the pending departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” and any negative effects thereof on global economic conditions, global financial markets, and our business and results of operations;

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

2017 Annual Report | Northern Trust Corporation 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

•	Northern Trust’s success in implementing its expense management initiatives, including its “Value for Spend” initiative;

•	uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;

•
Northern Trust’s success in continuing to enhance its risk management practices and controls and managing risks inherent in its businesses, including credit risk, operational risk, market and liquidity risk, fiduciary risk, compliance risk and strategic risk;

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

TABLE 45: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
	2017			2016			2015
($ In Millions)	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE
Interest Income	$1,769.4	$45.8	$1,815.2	$1,416.9	$25.1	$1,442.0	$1,224.0	$25.3	$1,249.3
Interest Expense	340.2	—	340.2	182.0	—	182.0	153.9	—	153.9
Net Interest Income	$1,429.2	$45.8	$1,475.0	$1,234.9	$25.1	$1,260.0	$1,070.1	$25.3	$1,095.4
Net Interest Margin	1.29%		1.33%	1.15%		1.18%	1.05%		1.07%

Total Revenue	$5,375.3	$45.8	$5,421.1	$4,961.8	$25.1	$4,986.9	$4,702.6	$25.3	$4,727.9

	FOR THE YEAR ENDED DECEMBER 31,
	2014			2013
($ In Millions)	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE
Interest Income	$1,186.9	$29.4	$1,216.3	$1,155.5	$32.5	$1,188.0
Interest Expense	181.4	—	181.4	222.4	—	222.4
Net Interest Income	$1,005.5	$29.4	$1,034.9	$933.1	$32.5	$965.6
Net Interest Margin	1.05%		1.08%	1.09%		1.13%

Total Revenue	$4,331.2	$29.4	$4,360.6	$4,089.3	$32.5	$4,121.8

86 2017 Annual Report | Northern Trust Corporation

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

2017 Annual Report | Northern Trust Corporation 87

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation’s auditor since 2002.

CHICAGO, ILLINOIS
FEBRUARY 27, 2018

88 2017 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2017	2016
ASSETS
Cash and Due from Banks	$4,518.1	$5,332.0
Federal Reserve and Other Central Bank Deposits	40,479.1	26,674.2
Interest-Bearing Deposits with Banks	5,611.9	4,800.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,324.3	1,974.3
Securities
Available for Sale	33,742.1	35,579.8
Held to Maturity (Fair value of $13,010.9 and $8,905.1)	13,049.0	8,921.1
Trading Account	0.5	0.3

Total Securities	46,791.6	44,501.2

Loans and Leases
Commercial	14,558.0	15,666.7
Personal	18,034.2	18,155.4

Total Loans and Leases (Net of unearned income of $35.5 and $41.2)	32,592.2	33,822.1

Allowance for Credit Losses Assigned to Loans and Leases	(131.2)	(161.0)
Buildings and Equipment	464.6	466.6
Client Security Settlement Receivables	1,647.0	1,043.7
Goodwill	605.6	519.4
Other Assets	4,687.3	4,953.8

Total Assets	$138,590.5	$123,926.9

LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$18,712.2	$22,190.4
Savings and Money Market	16,975.3	16,509.0
Savings Certificates and Other Time	1,152.3	1,331.7
Non U.S. Offices – Noninterest-Bearing	9,878.8	7,972.5
– Interest-Bearing	65,672.2	53,648.1
Total Deposits	112,390.8	101,651.7
Federal Funds Purchased	2,286.1	204.8
Securities Sold Under Agreements to Repurchase	834.0	473.7
Other Borrowings	6,051.1	5,109.5
Senior Notes	1,497.3	1,496.6
Long-Term Debt	1,449.5	1,330.9
Floating Rate Capital Debt	277.5	277.4
Other Liabilities	3,588.0	3,611.9

Total Liabilities	128,374.3	114,156.5

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 226,126,674 and 228,605,485	408.6	408.6
Additional Paid-In Capital	1,047.2	1,035.8
Retained Earnings	9,685.1	8,908.4
Accumulated Other Comprehensive Loss	(414.3)	(370.0)
Treasury Stock (19,044,850 and 16,566,039 shares, at cost)	(1,392.4)	(1,094.4)

Total Stockholders' Equity	10,216.2	9,770.4

Total Liabilities and Stockholders' Equity	$138,590.5	$123,926.9
See accompanying notes to consolidated financial statements on pages 93-161.

2017 Annual Report | Northern Trust Corporation 89

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2017	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,434.3	$3,108.1	$2,980.5
Foreign Exchange Trading Income	209.9	236.6	261.8
Treasury Management Fees	56.4	62.8	64.7
Security Commissions and Trading Income	89.6	81.4	78.7
Other Operating Income	157.5	241.2	247.1
Investment Security Losses, net (Note)	(1.6)	(3.2)	(0.3)
Total Noninterest Income	3,946.1	3,726.9	3,632.5
Net Interest Income
Interest Income	1,769.4	1,416.9	1,224.0
Interest Expense	340.2	182.0	153.9
Net Interest Income	1,429.2	1,234.9	1,070.1
Provision for Credit Losses	(28.0)	(26.0)	(43.0)
Net Interest Income after Provision for Credit Losses	1,457.2	1,260.9	1,113.1
Noninterest Expense
Compensation	1,733.7	1,541.1	1,443.3
Employee Benefits	319.9	293.3	285.3
Outside Services	668.4	627.1	595.7
Equipment and Software	524.0	467.4	454.8
Occupancy	191.8	177.4	173.5
Other Operating Expense	331.6	364.4	328.0
Total Noninterest Expense	3,769.4	3,470.7	3,280.6
Income before Income Taxes	1,633.9	1,517.1	1,465.0
Provision for Income Taxes	434.9	484.6	491.2
NET INCOME	$1,199.0	$1,032.5	$973.8
Preferred Stock Dividends	49.8	23.4	23.4
Net Income Applicable to Common Stock	$1,149.2	$1,009.1	$950.4
PER COMMON SHARE
Net Income – Basic	$4.95	$4.35	$4.03
– Diluted	4.92	4.32	3.99
Average Number of Common Shares Outstanding – Basic	228,257,664	227,580,584	232,279,849
– Diluted	229,654,401	229,151,406	234,221,729

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.2)	$(3.7)	$—
Other Security Gains/(Losses), net	(1.4)	0.5	(0.3)
Investment Security Losses, net	$(1.6)	$(3.2)	$(0.3)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Net Income	$1,199.0	$1,032.5	$973.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized (Losses) Gains on Securities Available for Sale	(42.4)	(1.4)	(58.6)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.6)	9.1	1.7
Foreign Currency Translation Adjustments	16.7	(0.9)	(15.9)
Pension and Other Postretirement Benefit Adjustments	(17.0)	(4.1)	19.8
Other Comprehensive Income (Loss)	(44.3)	2.7	(53.0)
Comprehensive Income	$1,154.7	$1,035.2	$920.8
See accompanying notes to consolidated financial statements on pages 93-161.

90 2017 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
PREFERRED STOCK
Balance at January 1	$882.0	$388.5	$388.5
Issuance of Preferred Stock, Series D	—	493.5	—

Balance at December 31	882.0	882.0	388.5

COMMON STOCK
Balance at January 1 and December 31	408.6	408.6	408.6

ADDITIONAL PAID-IN CAPITAL
Balance at January 1	1,035.8	1,072.3	1,050.9
Treasury Stock Transactions – Stock Options and Awards	(117.1)	(116.6)	(74.0)
Stock Options and Awards – Amortization	128.5	87.7	77.7
Stock Options and Awards – Tax Benefits	—	(7.6)	17.7

Balance at December 31	1,047.2	1,035.8	1,072.3

RETAINED EARNINGS
Balance at January 1	8,908.4	8,242.8	7,625.4
Net Income	1,199.0	1,032.5	973.8
Dividends Declared – Common Stock	(372.5)	(343.5)	(333.0)
Dividends Declared – Preferred Stock	(49.8)	(23.4)	(23.4)

Balance at December 31	9,685.1	8,908.4	8,242.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1	(370.0)	(372.7)	(319.7)
Net Unrealized (Losses) Gains on Securities Available for Sale	(42.4)	(1.4)	(58.6)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.6)	9.1	1.7
Foreign Currency Translation Adjustments	16.7	(0.9)	(15.9)
Pension and Other Postretirement Benefit Adjustments	(17.0)	(4.1)	19.8

Balance at December 31	(414.3)	(370.0)	(372.7)

TREASURY STOCK
Balance at January 1	(1,094.4)	(1,033.6)	(704.8)
Stock Options and Awards	225.1	350.3	168.1
Stock Purchased	(523.1)	(411.1)	(496.9)

Balance at December 31	(1,392.4)	(1,094.4)	(1,033.6)

Total Stockholders’ Equity at December 31	$10,216.2	$9,770.4	$8,705.9

See accompanying notes to consolidated financial statements on pages 93-161.

2017 Annual Report | Northern Trust Corporation 91

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,199.0	$1,032.5	$973.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses, net	1.6	3.2	0.3
Amortization and Accretion of Securities and Unearned Income, net	105.0	100.9	53.3
Provision for Credit Losses	(28.0)	(26.0)	(43.0)
Depreciation on Buildings and Equipment	101.2	89.2	90.4
Amortization of Computer Software	309.1	275.3	250.3
Amortization of Intangibles	11.4	8.8	10.9
Change in Accrued Income Taxes	36.2	(129.0)	206.8
Pension Plan Contributions	(14.5)	(12.8)	(21.1)
Deferred Income Tax Provision	(76.1)	(175.8)	(146.2)
Change in Receivables	(119.3)	(129.2)	(16.2)
Change in Interest Payable	10.7	(0.1)	(8.2)
Change in Collateral With Derivative Counterparties, net	486.2	(180.4)	801.4
Other Operating Activities, net	(302.1)	653.4	(318.1)
Net Cash Provided by Operating Activities	1,720.4	1,510.0	1,834.4
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	678.9	(372.9)	(549.8)
Change in Interest-Bearing Deposits with Banks	(467.7)	1,906.1	284.9
Net Change in Federal Reserve and Other Central Bank Deposits	(12,748.7)	(4,124.2)	558.6
Purchases of Securities – Held to Maturity	(11,955.2)	(8,573.2)	(8,075.5)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	9,924.8	4,026.5	6,628.3
Purchases of Securities – Available for Sale	(9,780.0)	(14,741.9)	(11,490.3)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	10,103.4	11,317.3	8,576.1
Change in Loans and Leases	1,451.0	(471.0)	(1,581.0)
Purchases of Buildings and Equipment	(91.6)	(111.3)	(98.5)
Purchases and Development of Computer Software	(381.2)	(362.1)	(335.0)
Change in Client Security Settlement Receivables	(592.6)	1,105.0	(605.0)
Acquisition of a Subsidiary, Net of Cash Received	(188.5)	(16.9)	—
Other Investing Activities, net	25.8	226.5	(212.9)
Net Cash Used in Investing Activities	(14,021.6)	(10,192.1)	(6,900.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	8,523.6	6,737.4	8,105.7
Change in Federal Funds Purchased	2,081.2	(146.7)	(581.4)
Change in Securities Sold under Agreements to Repurchase	360.5	(72.9)	(338.5)
Change in Short-Term Other Borrowings	967.7	1,073.5	2,312.8
Proceeds from Senior Notes and Long-Term Debt	350.0	—	—
Repayments of Senior Notes and Long-Term Debt	(208.7)	(6.7)	(231.0)
Proceeds from Issuance of Preferred Stock - Series D	—	493.5	—
Treasury Stock Purchased	(523.1)	(411.1)	(496.9)
Net Proceeds from Stock Options	108.0	233.8	94.0
Cash Dividends Paid on Common Stock	(356.8)	(333.0)	(321.4)
Cash Dividends Paid on Preferred Stock	(49.8)	(23.4)	(27.0)
Other Financing Activities, net	0.1	(7.5)	17.8
Net Cash Provided by Financing Activities	11,252.7	7,536.9	8,534.1
Effect of Foreign Currency Exchange Rates on Cash	234.6	58.7	(70.9)
(Decrease) Increase in Cash and Due from Banks	(813.9)	(1,086.5)	3,397.5
Cash and Due from Banks at Beginning of Year	5,332.0	6,418.5	3,021.0
Cash and Due from Banks at End of Year	$4,518.1	$5,332.0	$6,418.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$328.8	$181.6	$161.6
Income Taxes Paid	441.2	754.2	390.0
Transfers from Loans to OREO	8.2	14.2	13.0

See accompanying notes to consolidated financial statements on pages 93-161.

92 2017 Annual Report | Northern Trust Corporation

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

D. Foreign Currency Remeasurement and Translation. Asset and liability accounts denominated in nonfunctional currencies are remeasured into functional currencies at period-end rates of exchange, except for certain balance sheet items including buildings and equipment, goodwill and other intangible assets, which are remeasured at historical exchange rates. Results from remeasurement of asset and liability accounts are reported in other operating income as currency translation gains (losses), net. Income and expense accounts are remeasured at period-average rates of exchange.
Asset and liability accounts of entities with functional currencies that are not the U.S. dollar are translated at period-end rates of exchange. Income and expense accounts are translated at period-average rates of exchange. Translation adjustments, net of applicable taxes, are reported directly to accumulated other comprehensive income (AOCI), a component of stockholders’ equity.

E. Securities. Securities Available for Sale are reported at fair value, with unrealized gains and losses credited or charged, net of the tax effect, to AOCI. Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported within other security gains (losses), net, in the consolidated statements of

2017 Annual Report | Northern Trust Corporation 93

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

94 2017 Annual Report | Northern Trust Corporation

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

H. Loans and Leases. Loans and leases are recognized assets that represent a contractual right to receive money either on demand or on fixed or determinable dates. Loans and leases are disaggregated for disclosure purposes by portfolio segment (segment) and by class. Northern Trust has defined its segments as commercial and personal. A class of loans and leases is a subset of a segment, the components of which has similar risk characteristics, measurement attributes, or risk monitoring methods. The classes within the commercial segment have been defined as commercial and institutional, commercial real estate, lease financing, net, non-U.S. and other. The classes within the personal segment have been defined as residential real estate, private client and other.
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

2017 Annual Report | Northern Trust Corporation 95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, lease financing, net, non-U.S., and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors. A loan is also considered to be impaired if its terms have been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR). All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six payment periods. A loan that has been modified at a below market rate will return to performing status if it satisfies the six payment periods performance requirement; however, it will remain reported as impaired. Impairment is measured based upon the present value of expected future cash flows, discounted at the loan's original effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market value. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established, or a charge-off is recorded, for the difference. Smaller balance (individually less than $1,000,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for material impaired loans is consistent across all classes of loans and leases.
Premium, Discounts, Origination Costs and Fees. Premiums and discounts on loans are recognized as an adjustment of yield using the interest method based on the contractual terms of the loan. Certain direct origination costs and fees are netted, deferred and amortized over the life of the related loan as an adjustment to the loan’s yield.
Direct Financing and Leveraged Leases. Unearned lease income from direct financing and leveraged leases is recognized using the interest method. This method provides a constant rate of return on the unrecovered investment over the life of the lease. The rate of return and the allocation of income over the lease term are recalculated from the inception of the lease if during the lease term assumptions regarding the amount or timing of estimated cash flows change. Lease residual values are established at the inception of the lease based on in-house valuations and market analyses provided by outside parties. Lease residual values are reviewed at least annually for OTTI. A decline in the estimated residual value of a leased asset determined to be other-than-temporary would be recorded in the period in which the decline is identified as a reduction of interest income.

I. Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of probable losses which have occurred as of the date of the consolidated financial statements. The loan and lease portfolio and other lending-related credit exposures are regularly reviewed to evaluate the level of the allowance for credit losses. In determining an

96 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2017 Annual Report | Northern Trust Corporation 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

write-downs that may be required to the carrying value of these assets and gains or losses realized from asset sales are recorded within other operating expense.

M. Goodwill and Other Intangible Assets. Goodwill is not subject to amortization. Separately identifiable acquired intangible assets with finite lives are amortized over their estimated useful lives, primarily on a straight-line basis. Purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use, are capitalized. Software is amortized using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 10 years. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred.
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

98 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line basis over the requisite service period of the award based on expected achievement of the performance condition.
Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are paid on performance stock unit awards granted prior to February 16, 2016 and restricted stock units granted prior to February 21, 2017 that are not yet vested. Dividend equivalents are accrued on performance stock unit awards granted on or after February 16, 2016, restricted stock units granted on or after February 21, 2017 and director awards not yet vested, and are paid upon vesting. Cash flows resulting from the realization of excess tax benefits are classified as operating cash flows.

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
Northern Trust has issued certain restricted stock unit awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These units are considered participating securities. Accordingly, Northern Trust calculates net income applicable to common stock using the two-class method, whereby net income is allocated between common stock and participating securities.
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
On January 1, 2017, the Corporation adopted ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)” (ASU 2016-06). The amendments in ASU 2016-06 clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The Corporation had already applied the approach for analyzing potential embedded derivative instruments in debt instruments detailed in ASU 2016-06 and therefore upon adoption there was no impact to its consolidated financial condition or results of operations.
On January 1, 2017, the Corporation adopted ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (ASU 2016-07), which requires that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Upon adoption of ASU 2016-07, the Corporation did not hold an interest in an investee that subsequently qualified for the use of the equity method and therefore there was no impact to its consolidated financial condition or results of operations.
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

2017 Annual Report | Northern Trust Corporation 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the years ended December 31, 2017, or 2016.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2017, Northern Trust’s available for sale securities portfolio included 1,436 Level 2 securities with an aggregate market value of $28.0 billion. All 1,436 securities were valued by external pricing vendors. As of December 31, 2016, Northern Trust’s available for sale securities portfolio included 1,409 Level 2 securities with an aggregate market value of $28.1 billion. All 1,409 securities were valued by external pricing vendors. Trading account securities, which totaled $0.5 million and $0.3 million as of December 31, 2017, and December 31, 2016, respectively, were all valued using external pricing vendors.
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
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, Northern Trust uses external pricing vendors that incorporate transaction details and market-based inputs such as past auction results, trades and bids. The significant unobservable inputs used in the fair value measurement are the prices of the securities supported by little market activity and for which trading is limited.
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic

100 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 24 — “Contingent Liabilities,” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Finance, C&IS and Wealth Management) reviews valuation methods and models for Level 3 assets and liabilities. Fair value measurements are performed upon acquisitions of an asset or liability. Management of the appropriate business or department reviews assumed inputs, especially when unobservable in the marketplace, in order to substantiate their use in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to determine the appropriate fair value of the asset or liability.
The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of December 31, 2017 and 2016.

TABLE 46: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2017
FINANCIAL INSTRUMENT	FAIR VALUE		VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF INPUTS
Auction Rate Securities	$4.3	million	Comparables	Price	$92		–	$100
Swaps Related to Sale of Certain Visa Class B Common Shares	$29.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		–	11.0%
				Conversion Rate	1.63	x	–	1.65x
				Expected Duration	1.5		–	4.0 years

	DECEMBER 31, 2016
FINANCIAL INSTRUMENT	FAIR VALUE		VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF INPUTS
Auction Rate Securities	$4.7	million	Comparables	Price	$84		–	$99
Swap Related to Sale of Certain Visa Class B Common Shares	$25.2	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		–	11.0%
				Conversion Rate	1.63	x	–	1.65x
				Expected Duration	1.5		–	4.5 years

2017 Annual Report | Northern Trust Corporation 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by fair value hierarchy level.

TABLE 47: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2017
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$5,700.3	$—	$—	$—	$5,700.3
Obligations of States and Political Subdivisions	—	746.4	—	—	746.4
Government Sponsored Agency	—	18,676.6	—	—	18,676.6
Non-U.S. Government	—	177.2	—	—	177.2
Corporate Debt	—	2,993.0	—	—	2,993.0
Covered Bonds	—	875.6	—	—	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,820.0	—	—	1,820.0
Other Asset-Backed	—	2,291.3	—	—	2,291.3
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage-Backed	—	435.1	—	—	435.1
Other	—	22.3	—	—	22.3

Total Available for Sale	5,700.3	28,037.5	4.3	—	33,742.1

Trading Account	—	0.5	—	—	0.5

Total Available for Sale and Trading Securities	5,700.3	28,038.0	4.3	—	33,742.6

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,557.1	—	—	2,557.1
Interest Rate Contracts	—	97.0	—	—	97.0

Total Derivative Assets	—	2,654.1	—	(1,860.0)	794.1

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,715.1	—	—	2,715.1
Interest Rate Contracts	—	83.5	—	—	83.5
Other Financial Derivatives (1)	—	0.7	29.7	—	30.4

Total Derivative Liabilities	$—	$2,799.3	$29.7	$(1,621.4)	$1,207.6

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2017, derivative assets and liabilities shown above also include reductions of $427.6 million and $189.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of swaps related to the sale of certain Visa Class B common shares and total return swaps.

102 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2016
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$7,522.6	$—	$—	$—	$7,522.6
Obligations of States and Political Subdivisions	—	885.2	—	—	885.2
Government Sponsored Agency	—	17,892.8	—	—	17,892.8
Non-U.S. Government	—	417.9	—	—	417.9
Corporate Debt	—	3,765.2	—	—	3,765.2
Covered Bonds	—	1,143.9	—	—	1,143.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,340.7	—	—	1,340.7
Residential Mortgage-Backed	—	—	—	—	—
Other Asset-Backed	—	2,085.1	—	—	2,085.1
Auction Rate	—	—	4.7	—	4.7
Commercial Mortgage Backed	—	471.6	—	—	471.6
Other	—	50.1	—	—	50.1
Total Available for Sale	7,522.6	28,052.5	4.7	—	35,579.8

Trading Account	—	0.3	—	—	0.3

Total Available for Sale and Trading Securities	7,522.6	28,052.8	4.7	—	35,580.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,609.6	—	—	3,609.6
Interest Rate Contracts	—	247.2	—	—	247.2
Other Financial Derivative	—	—	—	—	—
Total Derivatives Assets	—	3,856.8	—	(2,170.4)	1,686.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,242.9	—	—	3,242.9
Interest Rate Contracts	—	108.0	—	—	108.0
Other Financial Derivative (1)	—	—	25.2	—	25.2
Total Derivative Liabilities	$—	$3,350.9	$25.2	$(2,431.2)	$944.9

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

2017 Annual Report | Northern Trust Corporation 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in Level 3 assets and liabilities for the years ended December 31, 2017 and 2016.

TABLE 48: CHANGES IN LEVEL 3 ASSETS AND LIABILITIES

LEVEL 3 ASSETS	AUCTION RATE SECURITIES
(In Millions)	2017	2016
Fair Value at January 1	$4.7	$17.1
Total Gains (Losses):
Included in Other Comprehensive Income (1)	0.2	(0.7)
Purchases, Issues, Sales, and Settlements
Sales	—	(10.1)
Settlements	(0.6)	(1.6)

Fair Value at December 31	$4.3	$4.7

(1) Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale, within the consolidated statements of comprehensive income.

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2017	2016
Fair Value at January 1	$25.2	$10.8
Total (Gains) Losses:
Included in Earnings (1)	12.7	4.4
Purchases, Issues, Sales, and Settlements
Issuance	—	14.9
Settlements	(8.2)	(4.9)
Fair Value at December 31	$29.7	$25.2
Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at December 31 (1)	$11.4	$4.4

(1) Gains (losses) are recorded in other operating income (expense) within the consolidated statements of income.

For the years ended December 31, 2017 and 2016 there were no assets or liabilities transferred into or out of Level 3.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real-estate and other available collateral, and of OREO properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third-party valuations are used.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $12.2 million and $0.3 million, respectively, at December 31, 2017, and $6.7 million and $0.7 million, respectively, at December 31, 2016. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.
The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2017.

TABLE 49: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF DISCOUNTS APPLIED
Loans	$12.2 million	Market Approach	Discount to reflect realizable value	15.0%	–	25.0%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15.0%	–	20.0%

104 2017 Annual Report | Northern Trust Corporation

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
Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, Federal Reserve deposits and other interest-bearing assets; client security settlement receivables; non-U.S. offices interest-bearing deposits; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes term federal funds purchased, and other short-term borrowings). The fair values of demand, noninterest-bearing, savings, and money market deposits represent the amounts payable on demand as of the reporting date.

2017 Annual Report | Northern Trust Corporation 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair values of all financial instruments.

TABLE 50: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2017
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,518.1	$4,518.1	$4,518.1	$—	$—
Federal Reserve and Other Central Bank Deposits	40,479.1	40,479.1	—	40,479.1	—
Interest-Bearing Deposits with Banks	5,611.9	5,611.9	—	5,611.9	—
Federal Funds Sold and Resell Agreements	1,324.3	1,324.3	—	1,324.3	—
Securities
Available for Sale (Note)	33,742.1	33,742.1	5,700.3	28,037.5	4.3
Held to Maturity	13,049.0	13,010.9	35.0	12,975.9	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	32,211.1	32,375.8	—	—	32,375.8
Held for Sale	20.9	20.9	—	—	20.9
Client Security Settlement Receivables	1,647.0	1,647.0	—	1,647.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	223.1	223.1	—	223.1	—
Community Development Investments	415.3	415.3	—	415.3	—
Employee Benefit and Deferred Compensation	183.4	181.5	115.5	66.0	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$45,566.3	$45,566.3	$45,566.3	$—	$—
Savings Certificates and Other Time	1,152.3	1,153.6	—	1,153.6	—
Non U.S. Offices Interest-Bearing	65,672.2	65,672.2	—	65,672.2	—
Federal Funds Purchased	2,286.1	2,286.1	—	2,286.1	—
Securities Sold under Agreements to Repurchase	834.0	834.0	—	834.0	—
Other Borrowings	6,051.1	6,052.9	—	6,052.9	—
Senior Notes	1,497.3	1,528.4	—	1,528.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,435.1	1,449.8	—	1,449.8	—
Federal Home Loan Bank Borrowings	—	—	—	—	—
Floating Rate Capital Debt	227.5	260.0	—	260.0	—
Other Liabilities
Standby Letters of Credit	30.3	30.3	—	—	30.3
Loan Commitments	33.1	33.1	—	—	33.1
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.1	$30.1	$—	$30.1	$—
Liabilities	192.6	192.6	—	192.6	—
Interest Rate Contracts
Assets	31.9	31.9	—	31.9	—
Liabilities	19.4	19.4	—	19.4	—
Other Financial Derivatives
Assets	—	—	—	—	—
Liabilities (1)	30.4	30.4	—	0.7	29.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,527.0	2,527.0	—	2,527.0	—
Liabilities	2,522.5	2,522.5	—	2,522.5	—
Interest Rate Contracts
Assets	65.1	65.1	—	65.1	—
Liabilities	64.1	64.1	—	64.1	—

Note: Refer to the table located on page 102 for the disaggregation of available for sale securities.
(1) This line consists of a swap related to the sale of certain Visa Class B common shares and total return swaps.

106 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2016
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$5,332.0	$5,332.0	$5,332.0	$—	$—
Federal Reserve and Other Central Bank Deposits	26,674.2	26,674.2	—	26,674.2	—
Interest-Bearing Deposits with Banks	4,800.6	4,800.6	—	4,800.6	—
Federal Funds Sold and Resell Agreements	1,974.3	1,974.3	—	1,974.3	—
Securities
Available for Sale (Note)	35,579.8	35,579.8	7,522.6	28,052.5	4.7
Held to Maturity	8,921.1	8,905.1	15.0	8,890.1	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	33,354.1	33,471.3	—	—	33,471.3
Held for Sale	13.4	13.4	—	—	13.4
Client Security Settlement Receivables	1,043.7	1,043.7	—	1,043.7	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	203.1	203.1	—	203.1	—
Community Development Investments	218.9	215.5	—	215.5	—
Employee Benefit and Deferred Compensation	166.2	162.5	107.2	55.3	—
LIABILITES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$46,671.9	$46,671.9	$46,671.9	$—	$—
Savings Certificates and Other Time	1,331.7	1,337.5	—	1,337.5	—
Non U.S. Offices Interest-Bearing	53,648.1	53,648.1	—	53,648.1	—
Federal Funds Purchased	204.8	204.8	—	204.8	—
Securities Sold under Agreements to Repurchase	473.7	473.7	—	473.7	—
Other Borrowings	5,109.5	5,113.4	—	5,113.4	—
Senior Notes	1,496.6	1,535.5	—	1,535.5	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,307.9	1,316.0	—	1,316.0	—
Floating Rate Capital Debt	277.4	251.0	—	251.0	—
Other Liabilities
Standby Letters of Credit	37.2	37.2	—	—	37.2
Loan Commitments	41.2	41.2	—	—	41.2
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$335.4	$335.4	$—	$335.4	$—
Liabilities	21.2	21.2	—	21.2	—
Interest Rate Contracts
Assets	160.2	160.2	—	160.2	—
Liabilities	22.8	22.8	—	22.8	—
Other Financial Derivatives
Assets	—	—	—	—	—
Liabilities (1)	25.2	25.2	—	—	25.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,274.2	3,274.2	—	3,274.2	—
Liabilities	3,221.7	3,221.7	—	3,221.7	—
Interest Rate Contracts
Assets	87.0	87.0	—	87.0	—
Liabilities	85.2	85.2	—	85.2	—

Note: Refer to the table located on page 103 for the disaggregation of available for sale securities.
(1) This line consists of a swap related to the sale of certain Visa Class B common shares.

2017 Annual Report | Northern Trust Corporation 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities
Securities Available for Sale. The following tables provide the amortized cost, fair values, and remaining maturities of securities available for sale.

TABLE 51: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$5,714.4	$18.0	$32.1	$5,700.3
Obligations of States and Political Subdivisions	749.9	—	3.5	746.4
Government Sponsored Agency	18,745.3	39.9	108.6	18,676.6
Non-U.S. Government	179.1	—	1.9	177.2
Corporate Debt	3,013.7	2.2	22.9	2,993.0
Covered Bonds	879.0	1.0	4.4	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,819.8	4.0	3.8	1,820.0
Other Asset-Backed	2,297.7	1.5	7.9	2,291.3
Auction Rate	4.4	—	0.1	4.3
Commercial Mortgage-Backed	439.2	—	4.1	435.1
Other	22.3	—	—	22.3

Total	$33,864.8	$66.6	$189.3	$33,742.1

	DECEMBER 31, 2016
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$7,514.5	$22.4	$14.3	$7,522.6
Obligations of States and Political Subdivisions	890.8	—	5.6	885.2
Government Sponsored Agency	17,914.1	49.3	70.6	17,892.8
Non-U.S. Government	420.0	—	2.1	417.9
Corporate Debt	3,787.4	2.6	24.8	3,765.2
Covered Bonds	1,148.6	0.8	5.5	1,143.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,343.6	0.9	3.8	1,340.7
Other Asset-Backed	2,083.7	2.7	1.3	2,085.1
Auction Rate	5.0	—	0.3	4.7
Commercial Mortgage-Backed	474.1	—	2.5	471.6
Other	50.1	—	—	50.1

Total	$35,631.9	$78.7	$130.8	$35,579.8

TABLE 52: REMAINING MATURITY OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2017		DECEMBER 31, 2016
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$6,249.5	$6,227.0	$7,880.8	$7,876.6
Due After One Year Through Five Years	20,017.2	19,937.8	21,094.8	21,058.7
Due After Five Years Through Ten Years	6,545.3	6,535.1	5,759.1	5,753.6
Due After Ten Years	1,052.8	1,042.2	897.2	890.9

Total	$33,864.8	$33,742.1	$35,631.9	$35,579.8

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

108 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Held to Maturity. The following tables provide the amortized cost, fair values and remaining maturities of securities held to maturity.

TABLE 53: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF SECURITIES HELD TO MATURITY

	DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$35.0	$—	$—	$35.0
Obligations of States and Political Subdivisions	34.6	1.4	0.1	35.9
Government Sponsored Agency	5.8	0.4	—	6.2
Corporate Debt	431.5	1.0	0.4	432.1
Covered Bonds	2,821.5	11.9	3.7	2,829.7
Non-U.S. Government	5,536.2	1.3	6.0	5,531.5
Certificates of Deposit	43.8	—	0.1	43.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,788.9	5.4	4.1	2,790.2
Other Asset-Backed	1,175.8	0.6	0.5	1,175.9
Other	175.9	—	45.2	130.7

Total	$13,049.0	$22.0	$60.1	$13,010.9

	DECEMBER 31, 2016
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$15.0	$—	$—	$15.0
Obligations of States and Political Subdivisions	63.6	2.7	—	66.3
Government Sponsored Agency	7.4	0.5	—	7.9
Corporate Debt	231.2	0.2	0.4	231.0
Covered Bonds	2,051.6	10.1	3.7	2,058.0
Non-U.S. Government	3,517.5	4.9	2.3	3,520.1
Certificates of Deposit	606.0	0.2	0.1	606.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,154.7	10.5	2.8	2,162.4
Other Asset-Backed	143.4	0.1	—	143.5
Other	130.7	—	35.9	94.8

Total	$8,921.1	$29.2	$45.2	$8,905.1

TABLE 54: REMAINING MATURITY OF SECURITIES HELD TO MATURITY

	DECEMBER 31, 2017		DECEMBER 31, 2016
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$5,691.9	$5,695.8	$3,631.6	$3,635.9
Due After One Year Through Five Years	6,667.8	6,663.9	5,072.7	5,081.6
Due After Five Years Through Ten Years	612.2	606.3	158.7	156.1
Due After Ten Years	77.1	44.9	58.1	31.5

Total	$13,049.0	$13,010.9	$8,921.1	$8,905.1

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the twelve months ended December 31, 2017, approximately $1.4 billion of securities reflected in Other Asset-Backed, Covered Bonds, Sub-Sovereign, Supranational and Non-U.S. Agency Bonds, and Corporate Debt were transferred from available for sale to held to maturity.

Investment Security Gains and Losses. Net investment security losses of $1.6 million were recognized in 2017, and include $0.2 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security losses of $3.2 million, and $0.3 million were recognized in 2016, and 2015, respectively. There were $3.7 million OTTI losses in 2016 and no OTTI losses

2017 Annual Report | Northern Trust Corporation 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in 2015. Proceeds of $2.2 billion from the sale of securities in 2017 resulted in gross realized gains and losses of $0.2 million and $1.6 million, respectively. Proceeds of $828.9 million from the sale of securities in 2016 resulted in gross realized gains and losses of $0.7 million and $0.2 million, respectively. Proceeds of $262.1 million from the sale of securities in 2015 resulted in gross realized gains and losses of $0.2 million and $0.5 million, respectively.
Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2017 and 2016.

TABLE 55: SECURITIES WITH UNREALIZED LOSSES

AS OF DECEMBER 31, 2017	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$3,595.0	$32.1	$—	$—	$3,595.0	$32.1
Obligations of States and Political Subdivisions	687.8	3.3	52.0	0.3	739.8	3.6
Government Sponsored Agency	6,495.6	81.3	2,998.9	27.3	9,494.5	108.6
Non-U.S. Government	5,181.8	7.9	—	—	5,181.8	7.9
Corporate Debt	1,547.3	9.3	922.3	14.0	2,469.6	23.3
Covered Bonds	967.5	7.2	89.1	0.9	1,056.6	8.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,692.4	7.5	235.8	0.4	1,928.2	7.9
Other Asset-Backed	2,453.7	8.3	29.9	0.1	2,483.6	8.4
Certificates of Deposit	43.7	0.1	—	—	43.7	0.1
Auction Rate	—	—	3.1	0.1	3.1	0.1
Commercial Mortgage-Backed	233.5	2.6	201.6	1.5	435.1	4.1
Other	82.9	27.3	48.1	17.9	131.0	45.2

Total	$22,981.2	$186.9	$4,580.8	$62.5	$27,562.0	$249.4

AS OF DECEMBER 31, 2016	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$1,603.0	$14.3	$—	$—	$1,603.0	$14.3
Obligations of States and Political Subdivisions	865.3	5.6	—	—	865.3	5.6
Government Sponsored Agency	8,252.5	58.5	2,121.0	12.1	10,373.5	70.6
Non-U.S. Government	2,957.1	4.4	—	—	2,957.1	4.4
Corporate Debt	1,601.7	11.2	1,054.4	14.0	2,656.1	25.2
Covered Bonds	809.0	8.6	138.9	0.6	947.9	9.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,136.1	5.7	249.1	0.9	1,385.2	6.6
Other Asset-Backed	584.3	1.3	—	—	584.3	1.3
Certificates of Deposit	81.4	0.1	—	—	81.4	0.1
Auction Rate	0.4	0.1	4.3	0.2	4.7	0.3
Commercial Mortgage-Backed	471.5	2.5	—	—	471.5	2.5
Other	50.5	17.9	59.7	18.0	110.2	35.9

Total	$18,412.8	$130.2	$3,627.4	$45.8	$22,040.2	$176.0

As of December 31, 2017, 1,285 securities with a combined fair value of $27.6 billion were in an unrealized loss position, with their unrealized losses totaling $249.4 million. Unrealized losses of $108.6 million and $32.1 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since their purchase. Unrealized losses of $23.3 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 36% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $45.2 million of unrealized losses in securities classified as “other” at December 31, 2017, relate to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA related other securities are attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market

110 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

area. The remaining unrealized losses on Northern Trust’s securities portfolio as of December 31, 2017, are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity. As of December 31, 2017, Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
While all securities are considered, the process for identifying credit impairment within CRA eligible mortgage-backed securities, the security type for which Northern Trust has recognized all of the OTTI in 2017 and 2016, incorporates an expected loss approach using discounted cash flows on the underlying collateral pools. To evaluate whether an unrealized loss on CRA mortgage-backed securities is other-than-temporary, a calculation of the security’s present value is made using current pool data, the current delinquency pipeline, default rates and loan loss severities based on the historical performance of the pool or similar pools, and Northern Trust’s outlook for the housing market and the overall economy. If the present value of the collateral pools was found to be less than the current amortized cost of the security, a credit-related OTTI loss would be recorded in earnings equal to the difference between the two amounts.
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
There were $0.2 million and $3.7 million of OTTI losses recognized in 2017 and 2016 respectively. There were no OTTI losses recognized during the year ended December 31, 2015.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the years ended December 31, 2017, 2016, and 2015.

TABLE 56: NET IMPAIRMENT LOSSES RECOGNIZED IN EARNINGS

	DECEMBER 31,
(In Millions)	2017	2016	2015
Changes in Other-Than-Temporary Impairment Losses(1)	$(0.2)	$(3.7)	$—
Noncredit-related Losses Recorded in / (Reclassified from) OCI(2)	—	—	—

Net Impairment Losses Recognized in Earnings	$(0.2)	$(3.7)	$—

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

2017 Annual Report | Northern Trust Corporation 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

TABLE 57: CUMULATIVE CREDIT-RELATED LOSSES ON SECURITIES HELD

	YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016
Cumulative Credit-Related Losses on Securities Held – Beginning of Year	$3.4	$5.2
Plus: Losses on Newly Identified Impairments	0.1	0.5
Additional Losses on Previously Identified Impairments	0.1	3.2
Less: Current and Prior Period Losses on Securities Sold or Matured During the Year	—	(5.5)

Cumulative Credit-Related Losses on Securities Held – End of Year	$3.6	$3.4
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

TABLE 58: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2017	2016
Balance at December 31	$1,303.3	$1,967.5
Average Balance During the Year	1,832.0	1,764.1
Average Interest Rate Earned During the Year	1.48%	1.04%
Maximum Month-End Balance During the Year	2,064.1	2,050.9

TABLE 59: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2017	2016
Balance at December 31	$834.0	$473.7
Average Balance During the Year	738.9	847.1
Average Interest Rate Paid During the Year	0.81%	0.27%
Maximum Month-End Balance During the Year	834.0	565.5

112 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Loans and Leases
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, certain prior-period loan and lease balances below have been adjusted to conform with current-period presentation. The adjustments generally reflected reclassification of loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total loans and leases previously reported. The previously reported allowance for credit losses remains unadjusted, as the impact of the reclassification on the allowance was immaterial.

Amounts outstanding for loans and leases, by segment and class, are shown below.

TABLE 60: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2017	2016
Commercial
Commercial and Institutional	$9,042.2	$9,287.4
Commercial Real Estate	3,482.7	4,002.5
Non-U.S.	1,538.5	1,877.8
Lease Financing, net	229.2	293.9
Other	265.4	205.1

Total Commercial	14,558.0	15,666.7

Personal
Private Client	10,753.1	10,052.0
Residential Real Estate	7,247.6	8,077.5
Other	33.5	25.9

Total Personal	18,034.2	18,155.4

Total Loans and Leases	$32,592.2	$33,822.1
Allowance for Credit Losses Assigned to Loans and Leases	(131.2)	(161.0)

Net Loans and Leases	$32,461.0	$33,661.1

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan to collateral value ratio of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2017 and 2016, equity credit lines totaled $908.6 million and $1.2 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 93% and 91%, respectively, of the total equity credit lines as of those dates.
Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, that totaled $906.4 million and $1.4 billion at December 31, 2017 and 2016, respectively. Demand deposit overdrafts reclassified as loan balances totaled $127.6 million and $88.1 million at December 31, 2017 and 2016, respectively. Loans classified as held for sale totaled $20.9 million and $13.4 million at December 31, 2017 and December 31, 2016, respectively. Leases classified as held for sale totaled $33.1 million and $43.0 million at December 31, 2017 and December 31, 2016, respectively, related to the decision to exit a non-strategic loan and lease portfolio.

2017 Annual Report | Northern Trust Corporation 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net investment in direct finance and leveraged leases are as follows:

TABLE 61: DIRECT FINANCE AND LEVERAGED LEASES

	DECEMBER 31,
(In Millions)	2017	2016
Direct Finance Leases
Lease Receivable	$26.6	$37.6
Residual Value	72.4	75.3
Initial Direct Costs	0.7	1.0
Unearned Income	(1.5)	(3.5)

Investment in Direct Finance Leases	98.2	110.4

Leveraged Leases
Net Rental Receivable	76.1	110.1
Residual Value	85.6	106.2
Unearned Income	(30.7)	(32.8)

Investment in Leveraged Leases	131.0	183.5

Lease Financing, net	$229.2	$293.9

The following schedule reflects the future minimum lease payments to be received over the next five years under direct finance leases.

TABLE 62: FUTURE MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2018	$11.2
2019	9.0
2020	3.9
2021	2.1
2022	—

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

114 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and lease segment and class balances at December 31, 2017 and 2016 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5”, and “6 to 9” (watch list), categories.

TABLE 63: BORROWER RATINGS

	DECEMBER 31, 2017				DECEMBER 31, 2016
(In Millions)	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL
Commercial
Commercial and Institutional	$5,832.9	$3,133.4	$75.9	$9,042.2	$6,187.2	$3,013.9	$86.3	$9,287.4
Commercial Real Estate	1,280.7	2,187.5	14.5	3,482.7	1,825.7	2,134.8	42.0	4,002.5
Non-U.S.	606.6	930.5	1.4	1,538.5	602.8	1,273.5	1.5	1,877.8
Lease Financing, net	191.4	37.8	—	229.2	214.3	79.6	—	293.9
Other	155.5	109.9	—	265.4	135.5	67.9	1.7	205.1

Total Commercial	8,067.1	6,399.1	91.8	14,558.0	8,965.5	6,569.7	131.5	15,666.7

Personal
Private Client	6,716.0	4,027.8	9.3	10,753.1	6,373.2	3,668.4	10.4	10,052.0
Residential Real Estate	2,960.5	3,978.8	308.3	7,247.6	2,723.8	5,008.5	345.2	8,077.5
Other	19.6	13.9	—	33.5	17.1	8.5	0.3	25.9

Total Personal	9,696.1	8,020.5	317.6	18,034.2	9,114.1	8,685.4	355.9	18,155.4

Total Loans and Leases	$17,763.2	$14,419.6	$409.4	$32,592.2	$18,079.6	$15,255.1	$487.4	$33,822.1

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

2017 Annual Report | Northern Trust Corporation 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the other real estate owned and total nonperforming asset balances, as of December 31, 2017 and 2016.

TABLE 64: DELINQUENCY STATUS

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2017
Commercial
Commercial and Institutional	$8,999.4	$13.3	$3.1	$0.4	$9,016.2	$26.0	$9,042.2
Commercial Real Estate	3,455.3	14.1	4.1	0.9	3,474.4	8.3	3,482.7
Non-U.S.	1,538.3	0.2	—	—	1,538.5	—	1,538.5
Lease Financing, net	229.2	—	—	—	229.2	—	229.2
Other	265.4	—	—	—	265.4	—	265.4

Total Commercial	14,487.6	27.6	7.2	1.3	14,523.7	34.3	14,558.0

Personal
Private Client	10,687.5	55.3	9.7	0.6	10,753.1	—	10,753.1
Residential Real Estate	7,059.4	53.8	11.9	6.1	7,131.2	116.4	7,247.6
Other	33.5	—	—	—	33.5	—	33.5

Total Personal	17,780.4	109.1	21.6	6.7	17,917.8	116.4	18,034.2

Total Loans and Leases	$32,268.0	$136.7	$28.8	$8.0	$32,441.5	$150.7	$32,592.2
			Other Real Estate Owned			$4.6
			Total Nonperforming Assets			$155.3

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2016
Commercial
Commercial and Institutional	$9,269.8	$5.3	$1.9	$1.2	$9,278.2	$9.2	$9,287.4
Commercial Real Estate	3,974.4	10.9	1.0	4.6	3,990.9	11.6	4,002.5
Non-U.S.	1,877.7	0.1	—	—	1,877.8	—	1,877.8
Lease Financing, net	293.9	—	—	—	293.9	—	293.9
Other	205.1	—	—	—	205.1	—	205.1

Total Commercial	15,620.9	16.3	2.9	5.8	15,645.9	20.8	15,666.7

Personal
Private Client	9,988.7	40.8	8.5	13.7	10,051.7	0.3	10,052.0
Residential Real Estate	7,875.9	44.5	6.5	11.5	7,938.4	139.1	8,077.5
Other	25.9	—	—	—	25.9	—	25.9

Total Personal	17,890.5	85.3	15.0	25.2	18,016.0	139.4	18,155.4

Total Loans and Leases	$33,511.4	$101.6	$17.9	$31.0	$33,661.9	$160.2	$33,822.1
			Other Real Estate Owned			$5.2
			Total Nonperforming Assets			$165.4

116 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to impaired loans by segment and class.

TABLE 65: IMPAIRED LOANS

	AS OF DECEMBER 31, 2017			AS OF DECEMBER 31, 2016
(In Millions)	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE
With no related specific allowance
Commercial and Institutional	$24.9	$30.3	$—	$7.9	$8.7	$—
Commercial Real Estate	5.7	7.6	—	14.7	18.6	—
Residential Real Estate	90.9	124.9	—	125.5	164.3	—
Private Client	0.7	0.7	—	0.3	0.3	—
With a related specific allowance
Commercial and Institutional	0.5	5.4	0.5	—	—	—
Commercial Real Estate	2.8	2.8	0.6	—	—	—
Residential Real Estate	14.3	14.9	4.3	7.7	7.9	2.1
Total
Commercial	33.9	46.1	1.1	22.6	27.3	—
Personal	105.9	140.5	4.3	133.5	172.5	2.1

Total	$139.8	$186.6	$5.4	$156.1	$199.8	$2.1

	YEAR ENDED DECEMBER 31, 2017		YEAR ENDED DECEMBER 31, 2016
(In Millions)	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED
With no related specific allowance
Commercial and Institutional	$8.7	$—	$8.6	$—
Commercial Real Estate	9.2	0.1	17.0	0.3
Lease Financing, net	—	—	0.6	0.1
Residential Real Estate	105.0	1.5	121.4	1.9
Private Client	0.2	—	1.2	—
With a related specific allowance
Commercial and Institutional	6.5	—	7.6	—
Commercial Real Estate	2.6	—	—	—
Lease Financing, net	—	—	1.2	—
Residential Real Estate	17.0	—	2.1	—
Total
Commercial	27.0	0.1	35.0	0.4
Personal	122.2	1.5	124.7	1.9

Total	$149.2	$1.6	$159.7	$2.3

Note: Average recorded investments in impaired loans are calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded on nonperforming loans in accordance with their original terms totaled approximately $9.1 million in 2017, $8.5 million in 2016, and $8.1 million in 2015.
There were $9.4 million and $2.3 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2017 and 2016, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $72.5 million and $85.2 million of nonperforming TDRs and $25.9 million and $42.4 million of performing TDRs as of December 31, 2017 and 2016, respectively.

2017 Annual Report | Northern Trust Corporation 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the years ended December 31, 2017, and 2016, and the recorded investments and unpaid principal balances as of December 31, 2017 and 2016.

TABLE 66: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2017
Commercial
Commercial and Institutional	3	$0.4	$1.4
Commercial Real Estate	2	1.8	1.8

Total Commercial	5	2.2	3.2

Personal
Residential Real Estate	66	22.1	22.8
Private Client	3	0.2	0.5

Total Personal	69	22.3	23.3

Total Loans and Leases	74	$24.5	$26.5

Note: Period-end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2016
Commercial
Commercial and Institutional	7	$4.3	$6.5
Commercial Real Estate	7	8.7	11.0

Total Commercial	14	13.0	17.5

Personal
Residential Real Estate	73	22.2	23.5
Private Client	2	2.1	2.1

Total Personal	75	24.3	25.6

Total Loans and Leases	89	$37.3	$43.1

Note: Period-end balances reflect all paydowns and charge-offs during the year.

TDR modifications primarily involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the year ended December 31, 2017 TDR modifications of loans within residential real estate were primarily extensions of term, deferrals of principal, interest rate concessions, and other modifications. During the year ended December 31, 2017, the majority of TDR modifications of loans within commercial and institutional, commercial real estate, and private client classes were primarily extensions of term or deferrals of principal. During the year ended December 31, 2016, TDR modifications of loans within residential real estate loans were primarily extensions of term, deferrals of principal, interest rate concessions and other modifications; modification within commercial and institutional, commercial real estate, and private client classes were primarily extensions of term and other modifications.
There were two loans or leases modified in TDRs during the previous twelve-month periods which subsequently became nonperforming during the year ended December 31, 2017. There were five loans or leases modified in TDRs during the previous twelve-month periods which subsequently became nonperforming during the year ended
December 31, 2016.
All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure. As of December 31, 2017 and 2016, Northern Trust held foreclosed residential real estate properties with a carrying value of $4.3 million and $4.6 million, respectively, as a result of obtaining physical possession. In addition, as of

118 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016, Northern Trust had consumer loans with a carrying value of $14.1 million and $25.9 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
Changes in the allowance for credit losses by segment were as follows:

TABLE 67: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2017			2016			2015
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Year	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3	$169.7	$126.2	$295.9
Charge-Offs	(11.4)	(10.1)	(21.5)	(16.6)	(10.7)	(27.3)	(13.1)	(17.6)	(30.7)
Recoveries	5.5	5.8	11.3	4.8	7.3	12.1	5.5	5.7	11.2

Net (Charge-Offs) Recoveries	(5.9)	(4.3)	(10.2)	(11.8)	(3.4)	(15.2)	(7.6)	(11.9)	(19.5)
Provision for Credit Losses	(18.2)	(9.8)	(28.0)	2.0	(28.0)	(26.0)	(47.2)	4.2	(43.0)
Effects of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)	(0.1)	—	(0.1)

Balance at End of Year	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3

Allowance for Credit Losses Assigned to:
Loans and Leases	$63.5	$67.7	$131.2	$83.7	$77.3	$161.0	$86.3	$107.5	$193.8
Undrawn Commitments and Standby Letters of Credit	17.3	5.3	22.6	21.2	9.8	31.0	28.5	11.0	39.5

Total Allowance for Credit Losses	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3

2017 Annual Report | Northern Trust Corporation 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of December 31, 2017 and 2016.

TABLE 68: RECORDED INVESTMENTS IN LOANS AND LEASES

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2017
Loans and Leases
Specifically Evaluated for Impairment	$33.9	$105.9	$139.8
Evaluated for Inherent Impairment	14,524.1	17,928.3	32,452.4

Total Loans and Leases	14,558.0	18,034.2	32,592.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	1.1	4.3	5.4
Evaluated for Inherent Impairment	62.4	63.4	125.8

Allowance Assigned to Loans and Leases	63.5	67.7	131.2
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	17.3	5.3	22.6

Total Allowance for Credit Losses	$80.8	$73.0	$153.8

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2016
Loans and Leases
Specifically Evaluated for Impairment	$46.9	$109.2	$156.1
Evaluated for Inherent Impairment	15,619.8	18,046.2	33,666.0

Total Loans and Leases	15,666.7	18,155.4	33,822.1
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	—	2.1	2.1
Evaluated for Inherent Impairment	83.7	75.2	158.9

Allowance Assigned to Loans and Leases	83.7	77.3	161.0
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	21.2	9.8	31.0

Total Allowance for Credit Losses	$104.9	$87.1	$192.0
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

Banks and Bank Holding Companies. On-balance-sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consists primarily of interest-bearing deposits with banks and federal funds sold and securities purchased under agreements to resell, which totaled $6.9 billion and $6.8 billion at December 31, 2017 and 2016, respectively, and noninterest-bearing demand balances maintained at correspondent banks, which totaled $2.1 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.

120 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Real Estate. At December 31, 2017, residential real estate loans totaled $7.2 billion, or 23% of total U.S. loans at December 31, 2017, compared with $8.1 billion, or 25% of total U.S. loans at December 31, 2016. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of the total $7.2 billion in residential real estate loans, $1.9 billion were in Florida, $1.4 billion were in the greater Chicago area, and $1.4 billion were in California, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines totaled $1.0 billion and $1.2 billion at December 31, 2017 and 2016, respectively.
Commercial Real Estate. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the Illinois, California, Florida, Texas, and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.
The table below provides additional detail regarding commercial real estate loan types.

TABLE 69: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2017	2016
Commercial Mortgages
Office	$825.2	$866.1
Apartment/ Multi-family	623.3	784.8
Retail	631.1	698.1
Industrial/ Warehouse	311.1	359.7
Other	445.6	457.6

Total Commercial Mortgages	2,836.3	3,166.3
Construction, Acquisition and Development Loans	350.8	445.0
Single Family Investment	164.8	179.6
Other Commercial Real Estate Related	130.8	211.6

Total Commercial Real Estate Loans	$3,482.7	$4,002.5
Note 9 – Buildings and Equipment
A summary of buildings and equipment is presented below.

TABLE 70: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2017
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$15.3	$1.0	$14.3
Buildings	260.4	144.1	116.3
Equipment	590.5	405.1	185.4
Leasehold Improvements	389.4	263.2	126.2
Buildings Leased under Capital Leases	80.0	57.6	22.4

Total Buildings and Equipment	$1,335.6	$871.0	$464.6

The charge for depreciation, which includes depreciation of assets recorded under capital leases and is included within occupancy expense in the consolidated statements of income, amounted to $101.2 million in 2017, $89.2 million in 2016, and $90.4 million in 2015.

2017 Annual Report | Northern Trust Corporation 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Lease Commitments
At December 31, 2017, Northern Trust was obligated under a number of non-cancelable operating leases for buildings and equipment. Certain leases contain rent escalation clauses based on market indices or increases in real estate taxes and other operating expenses and renewal option clauses calling for increased rentals. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements. Minimum annual lease commitments as of December 31, 2017, for all non-cancelable operating leases with a term of one year or more are as follows:

TABLE 71: MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2018	$95.9
2019	96.0
2020	92.2
2021	76.5
2022	66.7
Later Years	360.5

Total Minimum Lease Payments	787.8
Less: Sublease Rentals	(21.2)

Net Minimum Lease Payments	$766.6

Operating lease rental expense, net of rental income, is recorded in occupancy expense and amounted to $76.7 million in 2017, $76.1 million in 2016, and $71.6 million in 2015.
One of the buildings and related land utilized for Chicago operations has been leased under an agreement that qualifies as a capital lease. The original long-term financing for the property was provided by Northern Trust. In the event of sale or refinancing, Northern Trust would anticipate receiving full repayment of any outstanding loans plus 42% of any proceeds in excess of the original project costs. The following table reflects the future minimum lease payments required under capital leases, net of any payments received on the long-term financing, and the present value of net capital lease obligations at December 31, 2017.

TABLE 72: PRESENT VALUE UNDER CAPITAL LEASE OBLIGATIONS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS, NET
2018	$8.4
2019	8.7
2020	(1.7)
2021	—
2022	—
Later Years	—

Total Minimum Lease Payments, net	15.4
Less: Amount Representing Interest	(1.0)

Net Present Value under Capital Lease Obligations	$14.4

122 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, including the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, were as follows:

TABLE 73: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2015	$455.1	$71.3	$526.4
Goodwill Acquired	11.8	—	11.8
Foreign Exchange Rates	(18.5)	(0.3)	(18.8)

Balance at December 31, 2016	$448.4	$71.0	$519.4
Goodwill Acquired	78.3	—	78.3
Measurement Period Adjustments	(1.3)	—	(1.3)
Foreign Exchange Rates	9.1	0.1	9.2

Balance at December 31, 2017	$534.5	$71.1	$605.6

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2017 and 2016 were as follows:

TABLE 74: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2017	2016
Gross Carrying Amount	$222.7	$89.0
Less: Accumulated Amortization	61.3	47.2

Net Book Value	$161.4	$41.8

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets was $11.4 million, $8.8 million, and $10.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization for the years 2018, 2019, 2020, 2021, and 2022 is estimated to be $17.5 million, $17.4 million, $17.3 million, $14.8 million, and $10.1 million respectively.
On October 1, 2017, Northern Trust completed its acquisition of UBS Asset Management’s fund administration servicing business in Luxembourg and Switzerland. The purchase price recorded in connection with the closing of the acquisition, which remains subject to adjustment through May 2018, totaled $190.8 million and was comprised of $188.5 million of cash and $2.3 million of contingent consideration. Goodwill and other intangible assets associated with the acquisition totaled $78.3 million and $126.0 million, respectively.
In May 2016, Northern Trust completed its acquisition of Aviate Global LLP (Aviate), an institutional equity brokerage firm offering market research and execution services, with offices in the U.S., Europe, and the Asia-Pacific region. The purchase price, which is subject to certain performance-related adjustments over a three-year period after the acquisition date, totaled $18.8 million inclusive of contingent consideration. Goodwill and other intangible assets associated with the acquisition totaled $10.5 million and $5.8 million, respectively.

2017 Annual Report | Northern Trust Corporation 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Senior Notes and Long-Term Debt
Senior Notes. A summary of senior notes outstanding at December 31, 2017 and 2016 is presented below.

TABLE 75: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2017	2016
Corporation-Senior Notes(1)(5)
Fixed Rate Due Nov. 2020(6)	3.45%	$499.6	$499.4
Fixed Rate Due Aug. 2021(7)	3.38	498.8	498.5
Fixed Rate Due Aug. 2022(8)	2.38	498.9	498.7

Total Senior Notes		$1,497.3	$1,496.6

Long-Term Debt. A summary of long-term debt outstanding at December 31, 2017 and 2016 is presented below.

TABLE 76: LONG-TERM DEBT

	DECEMBER 31,
($ In Millions)	2017	2016
Bank-Subordinated Debt(1)(3)(5)(11)
5.85% Notes due Nov. 2017	$—	$207.6
6.50% Notes due Aug. 2018(9)	305.5	315.3

Total Bank-Subordinated Debt	305.5	522.9

Corporation-Subordinated Debt(5)
3.95% Notes due Oct. 2025(1)(10)(11)	780.4	785.0
3.375% Fixed-to-Floating Rate Notes due May 2032(2)	349.2	—

Total Corporation Subordinated Debt	1,129.6	785.0

Capital Lease Obligations(4)	14.4	23.0

Total Long-Term Debt	$1,449.5	$1,330.9

Long-Term Debt Qualifying as Risk-Based Capital	$1,099.4	$809.3

(1) Not redeemable prior to maturity.
(2) The subordinated notes will bear interest from the date they were issued to, but excluding, May 8, 2027, at an annual rate of 3.375%, payable semi-annually in arrears. From, and including, May 8, 2027, the subordinated notes will bear interest at an annual rate equal to three-month LIBOR plus 1.131%, payable quarterly in arrears. The subordinated notes are unsecured and may be redeemed, in whole but not in part, on, and only on, May 8, 2027, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
(3) Under the terms of its current Offering Circular dated November 6, 2013, the Bank has the ability to offer from time to time its senior bank notes in an aggregate principal amount of up to $4.5 billion at any one time outstanding and up to an additional $1.0 billion of subordinated notes. Each senior note will mature from 30 days to fifteen years, and each subordinated note will mature from five years to fifteen years, following its date of original issuance. Each note will mature on such date as selected by the initial purchaser and agreed to by the Bank.
(4) Refer to Note 10, “Lease Commitments.”
(5) As of December 31, 2017, debt issue costs of $0.9 million and $1.7 million are included as a direct deduction from the carrying amount of Senior Notes and Long-Term Debt, respectively. Debt issue costs are amortized on a straight-line basis over the life of the Note.
(6) Notes issued at a discount of 0.117%
(7) Notes issued at a discount of 0.437%
(8) Notes issued at a discount of 0.283%
(9) Notes issued at a discount of 0.02%
(10) Notes issued at a discount of 0.114%
(11) Interest rate swap contracts were entered into to modify the interest expense on these subordinated notes from fixed rates to floating rates. The swaps are recorded as fair value hedges and at December 31, 2017, increases in the carrying values of subordinated notes outstanding of $37.4 million were recorded. As of December 31, 2016, net adjustments in the carrying values of subordinated notes outstanding of $59.6 million were recorded.
Note 13 – Floating Rate Capital Debt
In January 1997, the Corporation issued $150 million of Floating Rate Capital Securities, Series A, through a statutory business trust wholly owned by the Corporation (NTC Capital I). In April 1997, the Corporation also issued, through a

124 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the regulatory capital treatment of these securities is required to be phased out over a period that began on January 1, 2013. In 2017, 50% of these securities are eligible for Tier 2 capital treatment, declining at an incremental 10% a year until they are fully phased out in 2022.
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
The Corporation has the right to redeem the Series A and Series B subordinated debentures, in whole or in part, at a price equal to the principal amount plus accrued and unpaid interest. The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2017 and 2016.

TABLE 77: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2017	2016
NTC Capital I Subordinated Debentures due January 15, 2027	$154.2	$154.1
NTC Capital II Subordinated Debentures due April 15, 2027	123.3	123.3

Total Subordinated Debentures	$277.5	$277.4
Note 14 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2017, the Corporation had issued and outstanding 500,000 depositary shares (the “Depositary Shares”), each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2017 and 2016 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
As of December 31, 2017, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C

2017 Annual Report | Northern Trust Corporation 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of December 31, 2017 and 2016 totaled $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%.
The Series C Preferred Stock has no maturity date and is redeemable at the Corporation’s option, in whole or in part, on any dividend payment date on or after October 1, 2019. The Series C Preferred stock is redeemable at the Corporation’s option, in whole, but not in part, prior to October 1, 2019, within 90 days of a regulatory capital treatment event, as described in the Series C Preferred Stock Certificate of Designation.
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

Common Stock. Stock repurchases through July 18, 2017 were made pursuant to the repurchase program announced by the Corporation on April 21, 2015, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 15.0 million shares of the Corporation’s common stock. This program was terminated and replaced with a new repurchase program, announced on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s Common Stock. Repurchases after July 18, 2017 were made pursuant to the new repurchase program, which has no expiration date. Shares repurchased by the Corporation are used for general purposes, including management of the Corporation’s capital levels and the issuance of shares under stock option and other incentive plans of the Corporation.
Under the Corporation’s 2017 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $454.6 million of common stock after December 31, 2017 through June 2018.
The average price paid per share for common stock repurchased in 2017, 2016, and 2015 was $90.25, $67.91, and $72.52, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 78: SHARES OF COMMON STOCK

	2017	2016	2015
Balance at January 1	228,605,485	229,293,783	233,390,705
Incentive Plan and Awards	1,320,129	1,209,124	1,033,664
Stock Options Exercised	1,997,362	4,156,728	1,721,282
Treasury Stock Purchased	(5,796,302)	(6,054,150)	(6,851,868)

Balance at December 31	226,126,674	228,605,485	229,293,783
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of AOCI at December 31, 2017, 2016, and 2015, and changes during the years then ended.

TABLE 79: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	BALANCE AT DECEMBER 31, 2017	NET CHANGE	BALANCE AT DECEMBER 31, 2016	NET CHANGE	BALANCE AT DECEMBER 31, 2015	NET CHANGE	BALANCE AT DECEMBER 31, 2014
Net Unrealized (Losses) Gains on Securities Available for Sale*	$(74.8)	$(42.4)	$(32.4)	$(1.4)	$(31.0)	$(58.6)	$27.6
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.5	(1.6)	6.1	9.1	(3.0)	1.7	(4.7)
Net Foreign Currency Adjustments	(1.8)	16.7	(18.5)	(0.9)	(17.6)	(15.9)	(1.7)
Net Pension and Other Postretirement Benefit Adjustments	(342.2)	(17.0)	(325.2)	(4.1)	(321.1)	19.8	(340.9)

Total	$(414.3)	$(44.3)	$(370.0)	$2.7	$(372.7)	$(53.0)	$(319.7)
* Includes net unrealized gains on securities transferred from available for sale to held to maturity during the year ended December 31, 2017.

126 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 80: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31,
	2017			2016			2015
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized (Losses) Gains on Securities Available for Sale	$(70.2)	$26.9	$(43.3)	$(1.8)	$0.7	$(1.1)	$(94.3)	$35.5	$(58.8)
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.4	(0.5)	0.9	(0.5)	0.2	(0.3)	0.3	(0.1)	0.2

Net Change	$(68.8)	$26.4	$(42.4)	$(2.3)	$0.9	$(1.4)	$(94.0)	$35.4	$(58.6)
Unrealized (Losses) Gains on Cash Flow Hedges
Unrealized (Losses) Gains on Cash Flow Hedges	$33.8	$(20.3)	$13.5	$4.4	$5.9	$10.3	$(1.2)	$0.2	$(1.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(24.5)	9.4	(15.1)	(1.9)	0.7	(1.2)	4.7	(2.0)	2.7

Net Change	$9.3	$(10.9)	$(1.6)	$2.5	$6.6	$9.1	$3.5	$(1.8)	$1.7
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$156.5	$(3.1)	$153.4	$(126.5)	$(3.1)	$(129.6)	$(101.5)	$4.9	$(96.6)
Long-Term Intra-Entity Foreign Currency Transaction Losses	2.0	(0.7)	1.3	(5.3)	2.0	(3.3)	(18.7)	7.1	(11.6)
Net Investment Hedge Gains (Losses)	(223.2)	85.2	(138.0)	212.4	(80.4)	132.0	148.6	(56.3)	92.3

Net Change	$(64.7)	$81.4	$16.7	$80.6	$(81.5)	$(0.9)	$28.4	$(44.3)	$(15.9)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(58.4)	$25.4	$(33.0)	$(31.1)	$11.2	$(19.9)	$(12.2)	$8.2	$(4.0)
Reclassification Adjustment for Losses Included in Net Income	25.9	(9.9)	16.0	25.4	(9.6)	15.8	38.3	(14.5)	23.8

Net Change	$(32.5)	$15.5	$(17.0)	$(5.7)	$1.6	$(4.1)	$26.1	$(6.3)	$19.8

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the years ended December 31, 2017, 2016 and 2015.

TABLE 81: RECLASSIFICATION ADJUSTMENT OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

(In Millions)	LOCATION OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME	AMOUNT OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME YEAR ENDED DECEMBER 31,
		2017	2016	2015
Securities Available for Sale
Realized Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$1.4	$(0.5)	$0.3

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	(24.5)	(1.9)	4.7

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Losses	Employee Benefits	26.0	25.6	38.5
Amortization of Prior Service Cost	Employee Benefits	(0.1)	(0.2)	(0.2)

Gross Reclassification Adjustment		$25.9	$25.4	$38.3

2017 Annual Report | Northern Trust Corporation 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Net Income per Common Share
The computations of net income per common share are presented below.

TABLE 82: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2017	2016	2015
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	228,257,664	227,580,584	232,279,849
Net Income	$1,199.0	$1,032.5	$973.8
Less: Dividends on Preferred Stock	49.8	23.4	23.4

Net Income Applicable to Common Stock	$1,149.2	$1,009.1	$950.4
Less: Earnings Allocated to Participating Securities	18.8	18.7	15.4

Earnings Allocated to Common Shares Outstanding	1,130.4	990.4	935.0
Basic Net Income Per Common Share	4.95	4.35	4.03

DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	228,257,664	227,580,584	232,279,849
Plus Dilutive Effect of Share-based Compensation	1,396,737	1,570,822	1,941,880

Average Common and Potential Common Shares	229,654,401	229,151,406	234,221,729

Earnings Allocated to Common and Potential Common Shares	$1,130.5	$990.4	$935.0
Diluted Net Income Per Common Share	4.92	4.32	3.99

Note: Common stock equivalents totaling 115,491, 1,108,067, and 371,059 for the years ended December 31, 2017, 2016, and 2015, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

128 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Net Interest Income
The components of net interest income were as follows:

TABLE 83: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Interest Income
Loans and Leases	$919.1	$806.5	$731.9
Securities – Taxable	594.1	428.8	332.2
– Non-Taxable	9.8	7.5	4.8
Interest-Bearing Due from and Deposits with Banks (1)	63.8	64.3	84.9
Federal Reserve and Other Central Bank Deposits and Other	182.6	109.8	70.2

Total Interest Income	$1,769.4	$1,416.9	$1,224.0

Interest Expense
Deposits	$182.1	$83.5	$74.3
Federal Funds Purchased	10.4	1.5	0.7
Securities Sold under Agreements to Repurchase	6.0	2.3	0.3
Other Borrowings	50.7	18.0	5.0
Senior Notes	46.9	46.8	46.8
Long-Term Debt	39.2	26.4	24.4
Floating Rate Capital Debt	4.9	3.5	2.4

Total Interest Expense	$340.2	$182.0	$153.9

Net Interest Income	$1,429.2	$1,234.9	$1,070.1

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 18 – Other Operating Income
The components of other operating income were as follows:

TABLE 84: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Loan Service Fees	$50.7	$56.6	$59.1
Banking Service Fees	48.6	50.6	48.2
Other Income	58.2	134.0	139.8

Total Other Operating Income	$157.5	$241.2	$247.1

Other income in 2016 included a $123.1 million net gain on the sale of 1.1 million Visa Class B common shares. Other income in 2015 included a $99.9 million net gain on the sale of 1.0 million Visa Class B common shares.

2017 Annual Report | Northern Trust Corporation 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Other Operating Expense
The components of other operating expense were as follows:

TABLE 85: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Business Promotion	$95.4	$83.6	$85.1
FDIC Insurance Premiums	34.7	31.7	25.2
Staff Related	42.8	43.0	40.5
Other Intangibles Amortization	11.4	8.8	10.9
Other Expenses	147.3	197.3	166.3

Total Other Operating Expense	$331.6	$364.4	$328.0

Other expenses in 2016 included charges in connection with an agreement to settle certain securities lending litigation of $50.0 million and charges related to contractual modifications associated with existing C&IS clients of $18.6 million. Other expenses in 2015 included a charge related to voluntary cash contributions to certain constant dollar NAV funds totaling $45.8 million to bring the NAVs of these funds to $1.00.
Note 20 – Income Taxes
The following table reconciles the total provision for income taxes recorded in the consolidated statements of income with the amounts computed at the statutory federal tax rate of 35%.

TABLE 86: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Tax at Statutory Rate	$571.9	$531.0	$512.7
Tax Exempt Income	(9.6)	(7.2)	(4.8)
Foreign Tax Rate Differential	(50.0)	(50.9)	(44.2)
Excess Tax Benefit Related to Share-Based Compensation	(31.6)	(12.3)	—
State Taxes, net	41.0	31.1	33.1
Impact of Tax Cuts and Jobs Act	(53.1)	—	—
Other	(33.7)	(7.1)	(5.6)

Provision for Income Taxes	$434.9	$484.6	$491.2

The tax provision for 2017 includes a net benefit attributable to the Tax Cuts and Jobs Act of $53.1 million as outlined below, an increased income tax benefit derived from the vesting of restricted stock units and stock option exercises, and Federal and State research tax credits of $20.9 million, $17.6 million of which were recognized related to the Corporation’s technology spend between 2013 and 2016, each resulting in a reduction of the effective tax rate.

130 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act was enacted on December 22, 2017, and reduces the U.S. federal corporate tax rate from 35% to 21%. It also requires companies to pay a mandatory deemed repatriation tax on earnings of foreign subsidiaries that were previously tax deferred. At December 31, 2017, Northern Trust has made a reasonable estimate as to the impact of the Tax Cuts and Jobs Act as follows:

TABLE 87: IMPACT OF TAX CUTS AND JOBS ACT

(In Millions)	2017
Federal Taxes on Mandatory Deemed Repatriation	$150.0
Impact Related to Federal Deferred Taxes	(210.0)
Other Adjustments	6.9

Provision (Benefit) for Income Taxes	$(53.1)

The amounts related to federal taxes on mandatory deemed repatriation and certain other adjustments are considered provisional as of December 31, 2017, as Northern Trust did not have the necessary information available to complete its accounting for the change in tax law and as such has provided a reasonable estimate. Northern Trust will continue to refine the related calculations as additional analyses are completed. In addition, these provisional amounts may require adjustment based on an evolving understanding of the new tax law and the issuance of guidance by the IRS.
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal authorities before 2013, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2010.
Included in other liabilities within the consolidated balance sheets at December 31, 2017 and 2016 were $27.7 million and $17.2 million of unrecognized tax benefits, respectively. If recognized, 2017 and 2016 net income would have increased by $21.7 million and $11.9 million, respectively, resulting in a decrease of those years’ effective income tax rates. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TABLE 88: UNRECOGNIZED TAX BENEFITS

(In Millions)	2017	2016
Balance at January 1	$17.2	$12.3
Additions for Tax Positions Taken in the Current Year	9.9	—
Additions for Tax Positions Taken in Prior Years	6.2	6.6
Reductions for Tax Positions Taken in Prior Years	(5.4)	(1.2)
Reductions Resulting from Expiration of Statutes	(0.2)	(0.5)

Balance at December 31	$27.7	$17.2

Unrecognized tax benefits had net increases of $10.5 million, resulting in a remaining balance of $27.7 million at December 31, 2017, compared to net increases of $4.9 million resulting in a remaining balance of $17.2 million at December 31, 2016. It is possible that changes in the amount of unrecognized tax benefits could occur in the next 12 months due to changes in judgment related to recognition or measurement, settlements with taxing authorities, or expiration of statute of limitations. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.
A provision for interest and penalties of $0.1 million, net of tax, was included in the provision for income taxes for the year ended December 31, 2017. This compares to a benefit of interest and penalties of $1.6 million, net of tax, for the year ended December 31, 2016. As of December 31, 2017 and 2016, the liability for the potential payment of interest and penalties totaled $10.3 million and $9.9 million, net of tax, respectively.
Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. taxation when effectively repatriated. Northern Trust provides for income taxes on the undistributed earnings of non-U.S. subsidiaries, except to the extent that those earnings are indefinitely reinvested outside the U.S. Northern Trust elected to indefinitely reinvest $246.1 million, $237.1 million, and $257.4 million of 2017, 2016, and 2015 earnings, respectively, of certain non-U.S. subsidiaries and, therefore, no U.S. deferred income taxes were recorded on those earnings.
As of December 31, 2017, the cumulative amount of the undistributed earnings in the Corporation’s foreign subsidiaries was approximately $1.9 billion. As a result of the Tax Cuts and Jobs Act being enacted on December 22, 2017,

2017 Annual Report | Northern Trust Corporation 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these earnings and the earnings from prior years which have been reinvested indefinitely outside of the United States are deemed to have been repatriated to the U.S. and subject to a repatriation tax. The repatriation tax has been estimated to be $150.0 million and recorded as an income tax provision. The repatriation tax will be paid in installments over eight years as permitted under U.S. income tax laws.
The components of the consolidated provision for income taxes for each of the three years ended December 31 are as follows:

TABLE 89: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Current Tax Provision:
Federal	$347.3	$495.8	$489.8
State	38.3	65.3	64.5
Non-U.S.	125.4	99.3	83.1

Total	511.0	660.4	637.4
Deferred Tax Provision:
Federal	$(96.4)	$(159.0)	$(131.1)
State	24.6	(18.9)	(13.6)
Non-U.S.	(4.3)	2.1	(1.5)

Total	(76.1)	(175.8)	(146.2)

Provision for Income Taxes	$434.9	$484.6	$491.2

In addition to the amounts shown above, tax charges and benefits have been recorded directly to stockholders’ equity for the following:

TABLE 90: TAX CHARGES AND BENEFITS RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Current Tax Benefit (Charge) for Employee Stock Options and Other Stock-Based Plans	$—	$(7.6)	$17.7
Tax Effect of Other Comprehensive Income	(112.4)	72.4	17.0

132 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes result from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. As a result of the Tax Cuts and Jobs Act being enacted on December 22, 2017, deferred tax assets and liabilities have been remeasured based on the federal tax rate at which they are expected to reverse in the future, which is 21%. Deferred tax assets and liabilities have been computed as follows:

TABLE 91: NET DEFERRED TAX LIABILITIES

	DECEMBER 31,
(In Millions)	2017	2016	2015
Deferred Tax Liabilities:
Lease Financing	$85.8	$148.7	$272.6
Software Development	187.8	352.0	339.9
Accumulated Depreciation	41.0	26.0	20.6
Compensation and Benefits	—	50.2	70.7
State Taxes, net	59.4	33.3	48.8
Other Liabilities	145.7	243.1	169.1

Gross Deferred Tax Liabilities	519.7	853.3	921.7

Deferred Tax Assets:
Allowance for Credit Losses	32.3	67.2	81.7
Compensation and Benefits	35.5	—	—
Other Assets	88.3	233.8	185.0

Gross Deferred Tax Assets	156.1	301.0	266.7

Valuation Reserve	(1.1)	(0.9)	(1.6)
Deferred Tax Assets, net of Valuation Reserve	155.0	300.1	265.1

Net Deferred Tax Liabilities	$364.7	$553.2	$656.6

Northern Trust had various state net operating loss carryforwards as of December 31, 2017, 2016, and 2015. The income tax benefits associated with these loss carryforwards were approximately $1.1 million as of December 31, 2017, $0.9 million as of December 31, 2016, and $1.6 million as of December 31, 2015. A valuation allowance of $1.1 million was recorded at December 31, 2017, $0.9 million as of December 31, 2016, and $1.6 million as of December 31, 2015, as management believes the net operating losses will not be fully realized. No valuation allowance related to the remaining deferred tax assets was recorded at December 31, 2017, 2016, and 2015, as management believes it is more likely than not that the deferred tax assets will be fully realized.
Note 21 – Employee Benefits
The Corporation and certain of its subsidiaries provide various benefit programs, including defined benefit pension, postretirement health care, and defined contribution plans. A description of each major plan and related disclosures are provided below.

Pension. A noncontributory qualified defined benefit pension plan covers substantially all U.S. employees of Northern Trust. Employees of certain European subsidiaries retain benefits in local defined benefit plans, although those plans are closed to new participants and to future benefit accruals. Employees continue to accrue benefits under the Swiss pension plan, which is accounted for as a defined benefit plan under GAAP.
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefit payments under the U.S. plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in other assets in the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2017 and 2016 amounted to $116.7 million and $106.9 million, respectively. Contributions of $11.5 million and $8.5 million were made to the “Rabbi” Trust in 2017 and 2016, respectively.

2017 Annual Report | Northern Trust Corporation 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. plan, non-U.S. plans, and supplemental plan for 2017, 2016, and 2015. Prior service costs are being amortized on a straight-line basis over 11 years for the U.S. plan and 9 years for the supplemental plan.

TABLE 92: EMPLOYEE BENEFIT PLAN STATUS

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
($ In Millions)	2017	2016	2017	2016	2017	2016
Accumulated Benefit Obligation	$1,088.4	$953.2	$192.2	$158.3	$129.0	$108.9

Projected Benefit Obligation	1,209.9	1,062.7	198.3	155.9	144.5	121.1
Plan Assets at Fair Value	1,506.4	1,393.5	178.7	139.3	—	—

Funded Status at December 31	$296.5	$330.8	$(19.6)	$(16.6)	$(144.5)	$(121.1)
Weighted-Average Assumptions:
Discount Rates	3.79%	4.46%	2.08%	2.39%	3.79%	4.46%
Rate of Increase in Compensation Level	4.39	4.39	N/A	N/A	4.39	4.39
Expected Long-Term Rate of Return on Assets	6.00	6.75	2.61	3.22	N/A	N/A

TABLE 93: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2017	2016	2017	2016	2017	2016
Net Actuarial Loss	$399.0	$378.1	$44.2	$55.8	$83.2	$67.4
Prior Service Cost	(1.8)	(2.3)	2.5	—	0.6	0.8

Gross Amount in Accumulated Other Comprehensive Income	397.2	375.8	46.7	55.8	83.8	68.2
Income Tax Effect	151.6	142.3	5.3	6.7	31.9	25.8

Net Amount in Accumulated Other Comprehensive Income	$245.6	$233.5	$41.4	$49.1	$51.9	$42.4
TABLE 94: NET PERIODIC PENSION EXPENSE

	U.S. PLAN			NON-U.S. PLANS			SUPPLEMENTAL PLAN
($ In Millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service Cost	$38.3	$37.4	$37.8	$0.4	$—	$—	$3.7	$3.5	$3.6
Interest Cost	45.9	45.8	44.7	4.0	4.7	5.7	5.2	5.1	5.0
Expected Return on Plan Assets	(93.8)	(94.4)	(96.5)	(4.5)	(4.6)	(5.9)	—	N/A	N/A
Settlement Expense	—	—	—	1.1	3.7	—	—	—	—
Amortization:
Net Loss	19.0	18.8	29.7	1.3	1.0	1.5	5.7	5.8	7.3
Prior Service Cost	(0.4)	(0.4)	(0.4)	0.1	—	—	0.2	0.2	0.2
Net Periodic Pension Expense	$9.0	$7.2	$15.3	$2.4	$4.8	$1.3	$14.8	$14.6	$16.1
Weighted-Average Assumptions:
Discount Rates	4.46%	4.71%	4.25%	2.33%	3.39%	3.20%	4.46%	4.71%	4.25%
Rate of Increase in Compensation Level	4.39	4.25	4.25	1.75	N/A	N/A	4.39	4.25	4.25
Expected Long-Term Rate of Return on Assets	6.75	7.00	7.25	3.13	3.73	4.00	N/A	N/A	N/A

The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income. Pension expense for 2018 is expected to include approximately $36.5 million related to the amortization of net loss from AOCI.

134 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 95: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2017	2016	2017	2016	2017	2016
Beginning Balance	$1,062.7	$1,006.5	$155.9	$156.5	$121.1	$113.9
Service Cost	38.3	37.4	0.4	—	3.7	3.5
Interest Cost	45.9	45.8	4.0	4.7	5.2	5.1
Employee Contributions	—	—	0.1	—	—	—
Plan Amendment	—	—	2.5	—	—	—
Actuarial (Gain) Loss	142.6	31.5	0.4	26.0	21.5	7.4
Settlement	—	—	(6.8)	(7.3)	—	—
Acquisitions/Divestitures	—	—	27.0	—	—	—
Benefits Paid	(79.6)	(58.5)	(3.0)	(2.4)	(7.0)	(8.8)
Foreign Exchange Rate Changes	—	—	17.8	(21.6)	—	—

Ending Balance	$1,209.9	$1,062.7	$198.3	$155.9	$144.5	$121.1

TABLE 96: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. PLAN	NON-U.S. PLANS	SUPPLEMENTAL PLAN
2018	$77.2	$3.7	$8.0
2019	75.7	3.5	12.5
2020	78.0	3.9	12.7
2021	75.9	4.2	15.5
2022	74.8	4.0	14.9
2023-2027	375.1	24.9	66.8

TABLE 97: CHANGE IN PLAN ASSETS

	U.S. PLAN		NON-U.S. PLANS
(In Millions)	2017	2016	2017	2016
Fair Value of Assets at Beginning of Period	$1,393.5	$1,342.0	$139.3	$144.3
Actual Return on Assets	192.5	110.0	12.4	21.9
Employer Contributions	—	—	3.0	4.3
Employee Contributions			0.1
Settlement	—	—	(6.8)	(7.3)
Acquisitions/Divestitures	—	—	18.5	—
Benefits Paid	(79.6)	(58.5)	(3.0)	(2.4)
Foreign Exchange Rate Changes	—	—	15.2	(21.5)

Fair Value of Assets at End of Period	$1,506.4	$1,393.5	$178.7	$139.3

The minimum required and maximum remaining deductible contributions for the U.S. qualified plan in 2018 are estimated to be zero and $250.0 million, respectively.
During 2017, the investment strategy employed for Northern Trust's U.S. pension plan was changed to utilize a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the plan's projected benefit obligation funded ratio. In general, as the plan’s projected benefit obligation funded ratio increases beyond an established threshold, the plan’s allocation to liability-hedging assets will increase while the allocation to return-seeking assets will decrease. Conversely, a decrease in the plan’s projected benefit obligation funded ratio beyond an established threshold will result in a decrease in the plan’s allocation to liability-hedging assets and increase in the allocation to return-seeking assets. Liability-hedging assets include U.S. long credit bonds, U.S. long government bonds, and a custom completion strategy used to hedge more closely the liability duration of projected plan benefits with bond duration across all durations. Return-seeking assets include: U.S. equity, international developed equity, emerging markets equity, real estate, high yield bonds, global listed infrastructure, emerging market debt, private equity and hedge funds.

2017 Annual Report | Northern Trust Corporation 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The target allocation of plan assets since May 2017 is 45% U.S. long credit bonds, 10% U.S. long government bonds, 10% custom completion, 8% U.S. equities, 5% international developed equity, 3% emerging markets equity, 3% real estate, 4% high yield bonds, 3% global listed infrastructure, 4% emerging market debt, 2% private equity, and 3% hedge funds.
Equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and divided by investment style and market capitalization. Fixed income securities held include U.S. treasury securities and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate futures (or similar instruments) to align more closely with the target hedge ratio across maturities. Alternative investments, including private equity, hedge funds, real estate, and global infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the plan is prohibited. The plan’s private equity investments are limited to 2% of the total limited partnership and the maximum allowable loss cannot exceed the commitment amount. The plan holds two investments in hedge funds of funds, which invest, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles.
Investment in real estate is designed to provide stable income and added diversification.
Though not a primary strategy for meeting the plan’s objectives, derivatives may be used from time to time, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were five derivatives held by the plan at December 31, 2017. There were no derivatives held by the plan at December 31, 2016.
Investment risk is measured and monitored on an ongoing basis through monthly liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Standards used to evaluate the plan’s investment manager performance include, but are not limited to, the achievement of objectives, operation within guidelines and policy, and comparison against a relative benchmark. In addition, each manager of the investment funds held by the plan is ranked against a universe of peers and compared to a relative benchmark. Total plan performance analysis includes an analysis of the market environment, asset allocation impact on performance, risk and return relative to other ERISA plans, and manager impacts upon plan performance.
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

136 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of Northern Trust’s U.S. pension plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2017 and 2016.

TABLE 98: FAIR VALUE OF U.S. PENSION PLAN ASSETS

	December 31, 2017
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$38.6	$—	$—	$38.6
Foreign Common Stock	—	—	—	—
U.S. Government Obligations	—	1,072.0	—	1,072.0
Northern Trust Mutual Fund	44.5	—	—	44.5
Northern Trust Collective Trust Funds	—	268.6	—	268.6
Northern Trust Private Equity Funds	—	—	29.3	29.3
Northern Trust Hedge Funds	—	—	44.6	44.6
Cash and Other	8.7	—	—	8.7

Total Assets at Fair Value	$91.9	$1,340.6	$73.9	$1,506.4

	December 31, 2016
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$52.1	$—	$—	$52.1
Foreign Common Stock	0.1	—	—	0.1
U.S. Government Obligations	—	134.6	—	134.6
Northern Trust Mutual Fund	70.7	—	—	70.7
Northern Trust Collective Trust Funds	—	1,029.9	—	1,029.9
Northern Trust Private Equity Funds	—	—	35.7	35.7
Northern Trust Hedge Funds	—	—	64.8	64.8
Cash and Other	5.6	—	—	5.6

Total Assets at Fair Value	$128.5	$1,164.5	$100.5	$1,393.5

The following table presents the changes in Level 3 assets for the years ended December 31, 2017 and 2016.

TABLE 99: CHANGE IN LEVEL 3 ASSETS

	PRIVATE EQUITY FUNDS		HEDGE FUNDS
(In Millions)	2017	2016	2017	2016
Fair Value at January 1	$35.7	$47.5	$64.8	$63.4
Actual Return on Plan Assets	(5.4)	(5.6)	(3.1)	1.5
Realized Gain	—	—	5.0	—
Purchases	0.8	2.0	—	—
Sales	(1.8)	(8.2)	(22.1)	(0.1)

Fair Value at December 31	$29.3	$35.7	$44.6	$64.8

Note: The return on plan assets represents the change in the unrealized gain (loss) on assets still held at December 31.

A building block approach is employed for Northern Trust’s U.S. pension plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the plan’s target asset allocation, the expected long-term rate of return on assets as of the plan’s December 31, 2017, measurement date was set at 6.00%.

2017 Annual Report | Northern Trust Corporation 137

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
The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, the net periodic postretirement benefit cost of the plan for 2017 and 2016, and the change in the accumulated postretirement benefit obligation during 2017 and 2016.

TABLE 100: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2017	2016
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$27.7	$26.4
Actives Eligible for Benefits	6.7	7.7

Net Postretirement Benefit Obligation	$34.4	$34.1

TABLE 101: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2017	2016
Net Actuarial Loss / (Gain)	$3.9	$0.3
Prior Service Cost	—	—

Gross Amount in Accumulated Other Comprehensive Income	3.9	0.3
Income Tax Effect	1.5	0.1

Net Amount in Accumulated Other Comprehensive Income	$2.4	$0.2

TABLE 102: NET PERIODIC POSTRETIREMENT (BENEFIT) EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Service Cost	$0.1	$0.1	$0.1
Interest Cost	1.4	1.5	1.4
Expected Return on Plan Assets	—	—	—
Amortization
Net Gain	—	—	—
Prior Service Benefit	—	—	—

Net Periodic Postretirement Expense	$1.5	$1.6	$1.5

TABLE 103: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016
Beginning Balance	$34.1	$32.2
Service Cost	0.1	0.1
Interest Cost	1.4	1.5
Actuarial Loss / (Gain)	(0.2)	2.7
Net Claims Paid	(1.0)	(2.4)
Medicare Subsidy	—	—

Ending Balance	$34.4	$34.1

138 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Northern Trust uses the aggregate RP-2014 mortality table with adjustment from 2014 to 2006. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2017, released by the Society of Actuaries in October 2017. This assumption was updated at December 31, 2017 from improvement scale MP-2016.

TABLE 104: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2018	$2.7
2019	2.7
2020	2.7
2021	2.6
2022	2.5
2023-2027	11.4

Net periodic postretirement (benefit) expense for 2018 is expected to include $0.1 million amortization from AOCI of the net actuarial loss. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.79% at December 31, 2017, and 4.46% at December 31, 2016. For measurement purposes, a 6.8% annual increase in the cost of pre-age 65 medical benefits and post-age 65 medical benefits were assumed for 2017. For drug claims, an 8.75% annual increase in cost was assumed for 2017. These rates are both assumed to gradually decrease until they reach 4.5% in 2026 and 2027, respectively. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing or decreasing the assumed health care trend rate by one percentage point in each year would have the following effect.

TABLE 105: HEALTH CARE COST TREND RATE ASSUMPTION

(In Millions)	1–PERCENTAGE POINT INCREASE	1–PERCENTAGE POINT DECREASE
Effect on Postretirement Benefit Obligation	$0.8	$(0.7)
Effect on Total Service and Interest Cost Components	—	—

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to employee benefits and totaled $53.4 million in 2017, $50.0 million in 2016, and $46.8 million in 2015.
Note 22 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 106: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Restricted Stock Unit Awards	$87.3	$60.2	$51.5
Stock Options	9.0	9.0	10.0
Performance Stock Units	31.7	17.6	14.9

Total Share-Based Compensation Expense	$128.0	$86.8	$76.4
Tax Benefits Recognized	$48.7	$32.8	$28.8

As of December 31, 2017, there was $110.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately two years.

2017 Annual Report | Northern Trust Corporation 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Northern Trust Corporation 2017 Long-Term Incentive Plan (2017 Plan) is administered by the Compensation and Benefits Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the 2017 Plan. The 2017 Plan provides for the grant of nonqualified and incentive stock options; tandem and free-standing stock appreciation rights; stock awards in the form of restricted stock, restricted stock units and other stock awards; and performance awards.
Beginning with grants made on February 21, 2017 under the Northern Trust Corporation 2012 Stock Plan (2012 Plan), restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the applicable employee retires, after satisfying applicable age and service requirements.
Grants are outstanding under the 2017 Plan, the 2012 Plan, and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2017, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 20,265,477.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.

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
The weighted-average assumptions used for options granted during the years ended December 31, 2017, 2016, and 2015 are as follows:

TABLE 107: WEIGHTED-AVERAGE ASSUMPTIONS USED FOR OPTIONS GRANTED

	2017	2016	2015
Expected Term (in Years)	6.9	7.0	7.1
Dividend Yield	1.81%	2.57%	2.07%
Expected Volatility	23.2	32.3	30.4
Risk-Free Interest Rate	2.11	1.45	1.83

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
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2017, 2016, and 2015.

TABLE 108: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2017	2016	2015
Weighted Average Grant-Date Per Share Fair Value of Stock Options Granted	$19.18	$14.84	$18.72
Grant-Date Fair Value of Stock Options Vested	7.3	9.6	16.0
Stock Options Exercised
Intrinsic Value as of Exercise Date	74.7	83.9	32.1
Cash Received	108.0	233.8	94.0
Tax Deduction Benefits Realized	73.1	80.0	30.1

140 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in nonvested stock options for the year ended December 31, 2017.

TABLE 109: CHANGES IN NONVESTED STOCK OPTIONS

NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT- DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2016	1,259,160	$15.89
Granted	468,381	19.18
Vested	(471,089)	15.55
Forfeited or Cancelled	(9,947)	16.17

Nonvested at December 31, 2017	1,246,505	$17.25

A summary of the status of stock options at December 31, 2017, and changes during the year then ended, are presented in the table below.

TABLE 110: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2016	4,703,769	$55.20
Granted	468,381	88.06
Exercised	(1,997,362)	54.08
Forfeited, Expired or Cancelled	(101,690)	53.35

Options Outstanding, December 31, 2017	3,073,098	$60.99	5.8	$119.5

Options Exercisable, December 31, 2017	1,826,593	$53.66	4.2	$84.4

Restricted Stock Unit Awards. Restricted stock unit awards may be granted to participants which entitle them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2017 predominately vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Restricted stock unit grants totaled 863,308, 1,301,693, and 970,317, with weighted average grant-date fair values of $88.19, $59.17, and $70.79 per share, for the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016, and 2015, was $88.7 million, $52.3 million, and $58.1 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2017, and changes during the year then ended, is presented in the table below.

TABLE 111: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2016	3,695,657	$329.1
Granted	863,308
Distributed	(1,040,725)
Forfeited	(118,802)

Restricted Stock Unit Awards Outstanding, December 31, 2017	3,399,438	$339.6

Units Convertible, December 31, 2017	168,111	$16.8

2017 Annual Report | Northern Trust Corporation 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of nonvested restricted stock unit awards at December 31, 2017, and changes during the year then ended.

TABLE 112: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2016	3,515,632	$61.80	2.0
Granted	863,308	88.19
Vested	(1,028,835)	58.64
Forfeited	(118,778)	66.79

Nonvested at December 31, 2017	3,231,327	$69.67	1.9

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests over a three-year performance period, subject to satisfaction of specified performance targets that are a function of return on equity and continued employment until the end of the vesting period. For performance stock units outstanding as of December 31, 2017, and granted in 2015 or 2016, the number of such units that may vest ranges from 0% to 125% of the original award granted based on the attainment of the applicable 3-year average annual return on equity target. For performance stock units outstanding at December 31, 2017, and granted in 2017, the number of such units that may vest ranges from 0% to 150% of the original award granted based on the attainment of the applicable 3-year average annual return on equity target. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 231,269, 354,606, and 272,319 for the years ended December 31, 2017, 2016, and 2015, respectively, with weighted average grant-date fair values of $69.80, $62.67, and $61.14. Performance stock units outstanding at target level performance totaled 817,432, 859,502, and 787,140 at December 31, 2017, 2016, and 2015, respectively. Performance stock units had aggregate intrinsic values of $81.7 million, $76.5 million, and $56.7 million, and weighted average remaining vesting terms of 1.1 years, 1.5 years, and 1.8 years, at December 31, 2017, 2016, and 2015, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.2 million (13,354 units), $1.3 million (18,001 units), and $1.2 million (16,449 units) were granted to non-employee directors in 2017, 2016, and 2015, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.3 million, $1.3 million, and $1.1 million in 2017, 2016, and 2015, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. Distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution.
Note 23 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to compensation expense and totaled $289.8 million in 2017, $250.7 million in 2016, and $233.0 million in 2015.
Note 24 – Contingent Liabilities
Legal Proceedings. In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions, and are subject to regulatory examinations, information-gathering requests, investigations, and proceedings, both formal and informal. In certain legal actions, claims for substantial monetary damages are asserted. In regulatory matters, claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought. Based on current knowledge, after consultation with legal counsel and after taking into account

142 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current accruals, management does not believe that the losses, fines or penalties, if any, arising from pending litigation or threatened legal actions or regulatory matters either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although such matters could have a material adverse effect on the Corporation’s operating results for a particular period.
Under GAAP, (i) an event is “probable” if the “future event or events are likely to occur”; (ii) an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”; and (iii) an event is “remote” if “the chance of the future event or events occurring is slight.”
The outcome of litigation and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimated, particularly for matters that (i) will be decided by a jury, (ii) are in early stages, (iii) involve uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) are subject to appeals or motions, (v) involve significant factual issues to be resolved, including with respect to the amount of damages, (vi) do not specify the amount of damages sought or (vii) seek very large damages based on novel and complex damage and liability legal theories. Accordingly, the Corporation cannot reasonably estimate the eventual outcome of these pending matters, the timing of their ultimate resolution or what the eventual loss, fines or penalties, if any, related to each pending matter will be.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2017, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $30 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

2017 Annual Report | Northern Trust Corporation 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero as of both December 31, 2017 and 2016.
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
Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, net of any collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, equity prices or credit spreads fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.4 billion and $1.7 billion as of December 31, 2017 and 2016, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at December 31, 2017 also reflect reductions of $427.6 million and $189.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $461.3 million and $722.1 million, respectively, at December 31, 2016. Additional cash collateral received from and deposited with derivative counterparties totaling $67.0 million and $143.1 million, respectively, as of December 31, 2017, and $70.8 million and $324.5 million, respectively, as of December 31, 2016, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears certain interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
The following table presents the fair value of securities that have been either pledged to or accepted from counterparties for these derivative transactions.

TABLE 113: FAIR VALUE OF SECURITIES COLLATERAL FOR DERIVATIVE TRANSACTIONS

	DECEMBER 31,
(in Millions)	2017	2016
Pledged to others:
Not permitted by contract or custom to sell or repledge	$39.9	$70.7
Permitted by contract or custom to sell or repledge	—	—

Accepted from others:
Not permitted by contract or custom to sell or repledge	—	—
Permitted by contract or custom to sell or repledge	4.6	—

Securities pledged or accepted as collateral are not offset against derivative assets or liabilities in the consolidated balance sheets. There was no repledged or sold collateral at December 31, 2017 or December 31, 2016.

144 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $223.7 million and $358.2 million at December 31, 2017 and 2016, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $35.8 million and $317.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2017 and 2016 of $187.9 million and $40.7 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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

Client-Related and Trading Derivative Instruments. Approximately 96% of Northern Trust’s derivatives outstanding at December 31, 2017 and 2016, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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

TABLE 114: NOTIONAL AND FAIR VALUES OF CLIENT-RELATED AND TRADING DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2017			DECEMBER 31, 2016
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$317,882.5	$2,527.0	$2,522.5	$273,213.1	$3,274.2	$3,221.7
Interest Rate Contracts	7,418.0	65.1	64.1	6,968.3	87.0	85.2

Total	$325,300.5	$2,592.1	$2,586.6	$280,181.4	$3,361.2	$3,306.9

2017 Annual Report | Northern Trust Corporation 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015.

TABLE 115: LOCATION AND AMOUNT OF CLIENT-RELATED AND TRADING DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	LOCATION OF DERIVATIVE GAIN RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN RECOGNIZED IN INCOME DECEMBER 31,
		2017	2016	2015
Foreign Exchange Contracts	Foreign Exchange Trading Income	$209.9	$236.6	$261.8
Interest Rate Contracts	Security Commissions and Trading Income	10.7	11.4	17.5

Total		$220.6	$248.0	$279.3

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

TABLE 116: NOTIONAL AND FAIR VALUES OF DESIGNATED RISK MANAGEMENT DERIVATIVE FINANCIAL INSTRUMENTS

			December 31, 2017			December 31, 2016
				FAIR VALUE			FAIR VALUE
(In Millions)	DERIVATIVE INSTRUMENT	RISK CLASSIFICATION	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
FAIR VALUE HEDGES
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,423.1	$15.7	$14.5	$3,873.4	$88.3	$16.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,050.0	16.0	3.7	1,250.0	71.8	3.3
CASH FLOW HEDGES
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	436.2	13.5	6.4	329.3	8.5	7.8
Foreign Currency Denominated Investment Securities	Foreign Exchange Contracts	Foreign Currency	2,852.8	14.9	6.6	1,431.6	151.5	0.8
Available for Sale Investment Securities	Interest Rate Contracts	Interest Rate	$925.0	$0.2	$1.2	$975.0	$0.1	$2.7
NET INVESTMENT HEDGES
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	3,011.3	0.6	179.6	2,083.6	174.6	10.8

Total			$11,698.4	$60.9	$212.0	$9,942.9	$494.8	$42.2

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. The following table shows the location and amount of derivative gains and losses recognized in the consolidated statements of income related to fair value hedges for the years ended December 31, 2017, 2016, and 2015.

TABLE 117: LOCATION AND AMOUNT OF FAIR VALUE HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

	DERIVATIVE INSTRUMENT	LOCATION OF DERIVATIVE GAIN/(LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME DECEMBER 31,
(In Millions)			2017	2016	2015
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(0.8)	$63.4	$(21.1)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	3.4	5.0	34.7

Total			$2.6	$68.4	$13.6

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness

146 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in earnings for cash flow hedges during the years ended December 31, 2017, 2016, or 2015. As of December 31, 2017, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions was being hedged.
The following table provides cash flow hedge derivative gains and losses that were recognized in AOCI and the amounts reclassified to earnings during the years ended December 31, 2017, 2016 and 2015.

TABLE 118: CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECOGNIZED IN AOCI AND RECLASSIFIED TO INCOME

	FOREIGN EXCHANGE CONTRACTS (BEFORE TAX)			INTEREST RATE CONTRACTS (BEFORE TAX)
(In Millions)	2017	2016	2015	2017	2016	2015
Net Gain/(Loss) Recognized in AOCI	$32.5	$7.9	$(1.2)	$1.3	$(3.4)	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	5.0	(6.4)	(8.0)	—	—	—
Interest Income	19.3	6.4	—	0.3	2.8	5.2
Other Operating Expense	(0.1)	(0.9)	(1.9)	—	—	—

Total	$24.2	$(0.9)	$(9.9)	$0.3	$2.8	$5.2

There were no material gains or losses reclassified during the years ended December 31, 2017, 2016, and 2015 as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that a net gain of $6.2 million and $1.6 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign currency denominated transactions and cash flow hedges of foreign currency denominated investment securities, respectively. It is estimated that a net loss of $0.1 million will be reclassified into earnings upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded for these hedges during the years ended December 31, 2017, 2016, and 2015. Net investment hedge losses recognized in AOCI related to foreign exchange contracts were $223.2 million for the year ended December 31, 2017. Net investment hedge gains recognized in AOCI related to foreign exchange contracts were $212.4 million for the year ended December 31, 2016.
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

TABLE 119: NOTIONAL AND FAIR VALUES OF NON-DESIGNATED RISK MANAGEMENT DERIVATIVE INSTRUMENTS

	DECEMBER 31, 2017			DECEMBER 31, 2016
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$214.1	$1.1	$0.1	$289.6	$0.8	$1.8
Other Financial Derivatives (1)	404.7	—	30.4	270.0	—	25.2

Total	$618.8	$1.1	$30.5	$559.6	$0.8	$27.0
(1) This line consists of swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

2017 Annual Report | Northern Trust Corporation 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 for derivative instruments not formally designated as hedges under GAAP.

TABLE 120: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR NON-DESIGNATED RISK MANAGEMENT DERIVATIVE INSTRUMENTS

	LOCATION OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME	AMOUNT RECOGNIZED IN INCOME
(In Millions)		2017	2016	2015
Foreign Exchange Contracts	Other Operating Income	$8.2	$(6.7)	$(10.9)
Other Financial Derivatives (1)	Other Operating Income	(13.3)	(6.1)	(1.0)

Total		$(5.1)	$(12.8)	$(11.9)
(1) This line includes the statement of income impact of swaps related to the sale of certain Visa Class B common shares, total return swap contracts, and credit default swap contracts.

148 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2017 and 2016.

TABLE 121: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

December 31, 2017
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,106.3	$1,397.7	$708.6	$—	$708.6
Interest Rate Swaps OTC	86.9	14.2	72.7	—	72.7
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	427.6	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,203.3	1,860.0	343.3	—	343.3

Total Derivatives Not Subject to a Master Netting Arrangement	450.8	—	450.8	—	450.8

Total Derivatives	2,654.1	1,860.0	794.1	—	794.1

Securities Purchased under Agreements to Resell(2)	$1,303.3	$—	$1,303.3	$1,303.3	$—

December 31, 2016
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,800.4	$1,651.9	$1,148.5	$—	$1,148.5
Interest Rate Swaps OTC	129.8	18.2	111.6	—	111.6
Interest Rate Swaps Exchange Cleared	117.4	21.8	95.6	—	95.6
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	461.3	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,047.6	2,170.4	877.2	—	877.2

Total Derivatives Not Subject to a Master Netting Arrangement	809.2	—	809.2	—	809.2

Total Derivatives	3,856.8	2,170.4	1,686.4	—	1,686.4

Securities Purchased under Agreements to Resell(2)	$1,967.5	$—	$1,967.5	$1,967.5	$—

(1) Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3.9 billion and $3.3 billion as of December 31, 2017 and 2016, respectively.
(2) Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $21.0 million and $6.8 million as of December 31, 2017 and 2016, respectively.
(3) Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2017 and 2016.

2017 Annual Report | Northern Trust Corporation 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2017 and 2016.

TABLE 122: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

December 31, 2017
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,889.2	$1,397.7	$491.5	$—	$491.5
Interest Rate Swaps OTC	69.2	14.2	55.0	—	55.0
Interest Rate Swaps Exchange Cleared	14.3	10.1	4.2	—	4.2
Other Financial Derivatives	30.4	—	30.4	—	30.4
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	189.0	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,003.1	1,621.4	381.7	—	381.7

Total Derivatives Not Subject to a Master Netting Arrangement	825.9	—	825.9	—	825.9

Total Derivatives	2,829.0	1,621.4	1,207.6	—	1,207.6

Securities Sold under Agreements to Repurchase	$834.0	$—	$834.0	$834.0	$—

December 31, 2016
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,634.4	$1,651.9	$982.5	$—	$982.5
Interest Rate Swaps OTC	86.2	18.2	68.0	—	68.0
Interest Rate Swaps Exchange Cleared	21.8	21.8	—	—	—
Other Financial Derivatives	25.2	—	25.2	—	25.2
Cross Product Netting Adjustment	—	17.2	—	—	—
Cross Product Collateral Adjustment	—	722.1	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,767.6	2,431.2	336.4	—	336.4

Total Derivatives Not Subject to a Master Netting Arrangement	608.5	—	608.5	—	608.5

Total Derivatives	3,376.1	2,431.2	944.9	—	944.9

Securities Sold under Agreements to Repurchase	$473.7	$—	$473.7	$473.7	$—

(1) Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.4 billion and $2.7 billion as of December 31, 2017 and 2016, respectively.
(2) Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2017 and 2016.

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

150 2017 Annual Report | Northern Trust Corporation

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
The following table shows the contractual amounts of commitments and letters of credit.

TABLE 123: COMMITMENTS AND LETTERS OF CREDIT

	DECEMBER 31,
(In Millions)	2017	2016
Legally Binding Commitments to Extend Credit(1)	$26,822.6	$32,768.1
Standby Letters of Credit(2)	2,970.0	3,846.1
Commercial Letters of Credit	37.7	24.0

(1)These amounts exclude $385.5 million and $377.2 million of commitments participated to others at December 31, 2017 and 2016, respectively.
(2)These amounts include $92.5 million and $134.2 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2017 and 2016, respectively. The weighted average maturity of standby letters of credit was 22 months at December 31, 2017 and 24 months at December 31, 2016.

Other Off-Balance-Sheet Financial Instruments. As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2017 and 2016 subject to indemnification was $143.6 billion and $102.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded related to these indemnifications.
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

2017 Annual Report | Northern Trust Corporation 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of its participation in cash, securities, and foreign exchange clearing and settlement organizations, the Bank could be responsible for a pro rata share of certain credit-related losses arising out of the clearing activities. The method in which such losses would be shared by the clearing members is stipulated in each clearing organization’s membership agreement. Credit exposure related to these agreements varies from day to day, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. The estimated credit exposure at December 31, 2017 and 2016 was approximately $62 million and $59 million, respectively, based on the membership agreements and clearing volume for those days. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of December 31, 2017 and 2016, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $131.0 million and $183.5 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2017 and 2016, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $415.3 million and $218.9 million, respectively, of which $386.1 million and $186.5 million are VIEs as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $241.1 million and $82.9 million, respectively, of which $215.2 million and $56.7 million related to undrawn commitments on VIEs as of December 31, 2017 and 2016, respectively.
Northern Trust’s funding requirements are limited to its invested capital and unfunded commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

152 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax credits and other tax benefits attributable to community development projects totaled $57.9 million and $48.8 million, respectively, as of December 31, 2017 and 2016.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust voluntarily waived $1.0 million and $8.1 million of money market mutual fund fees for the year ended December 31, 2017 and 2016, respectively. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2017, Northern Trust had a $10.0 million investment, valued using net asset value per share and included in other assets, and no unfunded commitments related to seed capital investments. As of December 31, 2016, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 29 – Pledged and Restricted Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of December 31, 2017, securities and loans totaling $40.1 billion ($30.8 billion of government-sponsored agency and other securities, $684.3 million of obligations of states and political subdivisions and $8.6 billion of loans) were pledged. This compares to $38.9 billion ($28.3 billion of government-sponsored agency and other securities, $939.8 million of obligations of states and political subdivisions and $9.6 billion of loans) at December 31, 2016. Collateral required for these purposes totaled $11.0 billion and $9.3 billion at December 31, 2017 and December 31, 2016, respectively. Available for sale securities with a total fair value of $833.4 million and $494.7 million, as of December 31, 2017 and December 31, 2016, respectively, were included in the total pledged assets, which were pledged as collateral for agreements to repurchase securities sold transactions and derivative contracts. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $1.2 billion as of December 31, 2017 and $1.8 billion as of December 31, 2016.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $78.3 million as of December 31, 2017 and $217.5 million as of December 31, 2016. There was no repledged or sold collateral as of December 31, 2017 or December 31, 2016.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $4.6 million as of December 31, 2017. There were no securities accepted as collateral under derivative contracts as of December 31, 2016.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $3.1 billion in 2017 as compared to $2.2 billion in 2016.
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

2017 Annual Report | Northern Trust Corporation 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

154 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the earnings contribution of Northern Trust’s reporting segments for the years ended December 31, 2017, 2016, and 2015.

TABLE 124: CORPORATE AND INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,984.6	$1,787.8	$1,696.9
Foreign Exchange Trading Income	197.9	224.4	249.4
Other Noninterest Income	176.1	147.0	170.5
Net Interest Income (Note)	733.8	565.0	414.4

Revenue (Note)	3,092.4	2,724.2	2,531.2
Provision for Credit Losses	3.4	1.9	(22.6)
Noninterest Expense	2,194.5	2,012.2	1,856.4

Income before Income Taxes (Note)	894.5	710.1	697.4
Provision for Income Taxes (Note)	279.5	212.9	212.8

Net Income	$615.0	$497.2	$484.6

Percentage of Consolidated Net Income	51%	48%	50%

Average Assets	$80,105.6	$76,194.7	$73,598.4

Note: Stated on an FTE basis.

TABLE 125: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,449.7	$1,320.3	$1,283.6
Foreign Exchange Trading Income	3.1	8.6	12.4
Other Noninterest Income	103.9	105.7	111.8
Net Interest Income (Note)	736.2	651.4	568.1

Revenue (Note)	2,292.9	2,086.0	1,975.9
Provision for Credit Losses	(31.4)	(27.9)	(20.4)
Noninterest Expense	1,405.3	1,315.3	1,291.9

Income before Income Taxes (Note)	919.0	798.6	704.4
Provision for Income Taxes (Note)	347.2	301.1	264.7

Net Income	$571.8	$497.5	$439.7

Percentage of Consolidated Net Income	48%	48%	45%

Average Assets	$26,599.9	$26,525.0	$25,048.7

Note: Stated on an FTE basis.

2017 Annual Report | Northern Trust Corporation 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 126: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Noninterest Income	$30.8	$133.1	$107.9
Net Interest Income (Note)	5.0	43.6	112.9

Revenue (Note)	35.8	176.7	220.8
Noninterest Expense	169.6	143.2	132.3

Income before Income Taxes (Note)	(133.8)	33.5	88.5
Provision for Income Taxes (Note)	(146.0)	(4.3)	39.0

Net Income	$12.2	$37.8	$49.5

Percentage of Consolidated Net Income	1%	4%	5%

Average Assets	$12,901.9	$12,850.6	$12,068.0

Note: Stated on an FTE basis.

TABLE 127: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,434.3	$3,108.1	$2,980.5
Foreign Exchange Trading Income	209.9	236.6	261.8
Other Noninterest Income	301.9	382.2	390.2
Net Interest Income (Note)	1,475.0	1,260.0	1,095.4

Revenue (Note)	5,421.1	4,986.9	4,727.9
Provision for Credit Losses	(28.0)	(26.0)	(43.0)
Noninterest Expense	3,769.4	3,470.7	3,280.6

Income before Income Taxes (Note)	1,679.7	1,542.2	1,490.3
Provision for Income Taxes (Note)	480.7	509.7	516.5

Net Income	$1,199.0	$1,032.5	$973.8

Average Assets	$119,607.4	$115,570.3	$110,715.1

Note: Stated on an FTE basis. The consolidated figures include $45.8 million, $25.1 million, and $25.3 million, of FTE adjustments for 2017, 2016, and 2015, respectively.

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

156 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.

TABLE 128: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE	INCOME BEFORE INCOME TAXES	NET INCOME
2017
Non-U.S.	$30,325.3	$1,709.7	$613.5	$430.0
U.S.	108,265.2	3,665.6	1,020.4	769.0

Total	$138,590.5	$5,375.3	$1,633.9	$1,199.0

2016
Non-U.S.	$24,944.0	$1,221.2	$284.3	$225.1
U.S.	98,982.9	3,740.6	1,232.8	807.4

Total	$123,926.9	$4,961.8	$1,517.1	$1,032.5

2015
Non-U.S.	$30,636.5	$1,358.4	$483.2	$344.4
U.S.	86,113.1	3,344.2	981.8	629.4

Total	$116,749.6	$4,702.6	$1,465.0	$973.8

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
As of December 31, 2017 and 2016, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2017 and 2016, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2017, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

2017 Annual Report | Northern Trust Corporation 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

TABLE 129: RISK-BASED CAPITAL AMOUNTS AND RATIOS

	December 31, 2017				December 31, 2016
($ In Millions)	ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1
Northern Trust Corporation	$8,626.3	13.5%	$8,626.3	12.6%	$8,480.4	12.4%	$8,480.4	11.8%
The Northern Trust Company	8,517.8	13.7	8,517.8	12.6	8,201.4	12.4	8,201.4	11.5
Minimum to qualify as well-capitalized
Northern Trust Corporation	4,161.2	6.5	4,460.1	6.5	4,436.7	6.5	4,681.4	6.5
The Northern Trust Company	4,032.7	6.5	4,406.8	6.5	4,296.2	6.5	4,624.8	6.5
Tier 1
Northern Trust Corporation	9,473.4	14.8	9,473.4	13.8	9,319.9	13.7	9,319.9	12.9
The Northern Trust Company	8,517.8	13.7	8,517.8	12.6	8,201.4	12.4	8,201.4	11.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,121.5	8.0	5,489.3	8.0	5,460.6	8.0	5,761.7	8.0
The Northern Trust Company	4,963.3	8.0	5,423.8	8.0	5,287.6	8.0	5,692.1	8.0
Total
Northern Trust Corporation	10,707.4	16.7	10,861.2	15.8	10,281.6	15.1	10,475.0	14.5
The Northern Trust Company	9,527.8	15.4	9,681.6	14.3	9,271.4	14.0	9,463.4	13.3
Minimum to qualify as well-capitalized:
Northern Trust Corporation	6,401.9	10.0	6,861.6	10.0	6,825.8	10.0	7,202.1	10.0
The Northern Trust Company	6,204.2	10.0	6,779.7	10.0	6,609.5	10.0	7,115.1	10.0
Tier 1 Leverage
Northern Trust Corporation	9,473.4	7.8	9,473.4	7.8	9,319.9	8.0	9,319.9	8.0
The Northern Trust Company	8,517.8	7.0	8,517.8	7.0	8,201.4	7.0	8,201.4	7.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	6,075.9	5.0	6,075.9	5.0	5,847.9	5.0	5,847.9	5.0
The Northern Trust Company	6,057.9	5.0	6,057.9	5.0	5,831.0	5.0	5,831.0	5.0
Supplementary Leverage(1)
Northern Trust Corporation	9,473.4	6.8	N/A	N/A	9,319.9	6.8	N/A	N/A
The Northern Trust Company	8,517.8	6.1	N/A	N/A	8,201.4	6.0	N/A	N/A
Minimum to qualify as well-capitalized:
Northern Trust Corporation	4,175.7	N/A	N/A	N/A	4,129.9	N/A	N/A	N/A
The Northern Trust Company	4,164.7	N/A	N/A	N/A	4,120.0	N/A	N/A	N/A

(1) Effective January 1, 2018, the Corporation will be subject to a minimum supplementary leverage ratio of 3 percent.

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

158 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 33 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented below. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 130: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2017	2016
ASSETS
Cash on Deposit with Subsidiary Bank	$1,002.5	$757.0
Securities	0.9	0.9
Advances to Wholly-Owned Subsidiaries – Banks	2,460.0	2,560.0
– Nonbank	13.5	13.5
Investments in Wholly-Owned Subsidiaries – Banks	9,223.9	8,635.0
– Nonbank	212.9	184.8
Other Assets	706.4	599.1
Total Assets	$13,620.1	$12,750.3
LIABILITIES
Senior Notes	$1,497.3	$1,496.6
Long Term Debt	1,129.6	785.0
Floating Rate Capital Debt	277.5	277.4
Other Liabilities	499.5	420.9
Total Liabilities	3,403.9	2,979.9
STOCKHOLDERS’ EQUITY
Preferred Stock	882.0	882.0
Common Stock	408.6	408.6
Additional Paid-in Capital	1,047.2	1,035.8
Retained Earnings	9,685.1	8,908.4
Accumulated Other Comprehensive Income (Loss)	(414.3)	(370.0)
Treasury Stock	(1,392.4)	(1,094.4)
Total Stockholders’ Equity	10,216.2	9,770.4
Total Liabilities and Stockholders’ Equity	$13,620.1	$12,750.3

2017 Annual Report | Northern Trust Corporation 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 131: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
OPERATING INCOME
Dividends – Bank Subsidiaries	$525.0	$300.0	$600.0
– Nonbank Subsidiaries	—	3.4	8.7
Intercompany Interest and Other Charges	58.2	39.8	38.5
Interest and Other Income	18.1	7.5	5.4
Total Operating Income	601.3	350.7	652.6
OPERATING EXPENSES
Interest Expense	76.5	63.5	59.3
Other Operating Expenses	25.9	19.9	56.8
Total Operating Expenses	102.4	83.4	116.1
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	498.9	267.3	536.5
Benefit for Income Taxes	43.7	28.3	29.0
Income before Equity in Undistributed Net Income of Subsidiaries	542.6	295.6	565.5
Equity in Undistributed Net Income of Subsidiaries – Banks	632.6	708.3	392.8
– Nonbank	23.8	28.6	15.5
Net Income	$1,199.0	$1,032.5	$973.8
Preferred Stock Dividends	49.8	23.4	23.4
Net Income Applicable to Common Stock	$1,149.2	$1,009.1	$950.4

160 2017 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 132: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2017	2016	2015
OPERATING ACTIVITIES:
Net Income	$1,199.0	$1,032.5	$973.8
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(656.4)	(736.9)	(408.3)
Change in Prepaid Expenses	(0.3)	3.0	1.2
Change in Accrued Income Taxes	17.2	(17.9)	22.8
Other, net	55.7	55.7	58.4
Net Cash Provided by Operating Activities	615.2	336.4	647.9
INVESTING ACTIVITIES:
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	—	0.2	1.3
Change in Capital Investments in Subsidiaries	—	(3.0)	(10.0)
Advances to Wholly-Owned Subsidiaries	100.0	(295.0)	—
Other, net	1.9	1.2	0.2
Net Cash Used in Investing Activities	101.9	(296.6)	(8.5)
FINANCING ACTIVITIES:
Proceeds from Senior Notes and Long-Term Debt	350.0	—	—
Proceeds from Issuance of Preferred Stock – Series C and Series D	—	493.5	—
Treasury Stock Purchased	(523.1)	(411.1)	(496.9)
Net Proceeds from Stock Options	108.0	233.8	94.0
Cash Dividends Paid on Common Stock	(356.8)	(333.0)	(321.4)
Cash Dividends Paid on Preferred Stock	(49.8)	(23.4)	(27.0)
Other, net	0.1	(0.1)	—
Net Cash Used in Financing Activities	(471.6)	(40.3)	(751.3)
Net Change in Cash on Deposit with Subsidiary Bank	245.5	(0.5)	(111.9)
Cash on Deposit with Subsidiary Bank at Beginning of Year	757.0	757.5	869.4
Cash on Deposit with Subsidiary Bank at End of Year	$1,002.5	$757.0	$757.5

2017 Annual Report | Northern Trust Corporation 161

SUPPLEMENTAL ITEM – SELECTED STATISTICAL AND SUPPLEMENTAL FINANCIAL DATA
TABLE 133: QUARTERLY FINANCIAL DATA (UNAUDITED)

STATEMENTS OF INCOME	2017				2016
($ In Millions Except Per Share Information)	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Trust, Investment and Other Servicing Fees	$910.0	$867.9	$848.2	$808.2	$794.4	$788.3	$777.2	$748.2
Other Noninterest Income	134.5	123.1	131.5	122.7	122.7	122.3	239.8	134.0
Net Interest Income
Interest Income	488.1	453.8	417.2	410.3	371.0	349.2	344.7	352.0
Interest Expense	108.1	99.6	75.7	56.8	46.7	46.1	45.0	44.2
Net Interest Income	380.0	354.2	341.5	353.5	324.3	303.1	299.7	307.8
Provision for Credit Losses	(13.0)	(7.0)	(7.0)	(1.0)	(22.0)	(3.0)	(3.0)	2.0
Noninterest Expense	1,001.9	935.6	937.4	894.5	873.9	843.0	925.0	828.8
Provision for Income Taxes	79.0	118.2	122.9	114.8	123.0	116.1	131.7	113.8
Net Income	$356.6	$298.4	$267.9	$276.1	$266.5	$257.6	$263.0	$245.4
Preferred Stock Dividends	5.9	17.3	5.9	20.7	5.8	5.9	5.8	5.9
Net Income Applicable to Common Stock	$350.7	$281.1	$262.0	$255.4	$260.7	$251.7	$257.2	$239.5
PER COMMON SHARE
Net Income – Basic	$1.52	$1.21	$1.12	$1.10	$1.12	$1.09	$1.11	$1.03
– Diluted	1.51	1.20	1.12	1.09	1.11	1.08	1.10	1.03
AVERAGE BALANCE SHEET ASSETS
Cash and Due from Banks	$2,838.8	$2,666.8	$2,701.1	$2,116.6	$1,923.6	$1,933.8	$2,093.9	$2,192.4
Federal Reserve and Other Central Bank Deposits	25,995.8	25,182.9	22,570.0	21,806.9	20,079.6	20,829.6	19,657.8	21,170.2
Interest-Bearing Due from and Deposits with Banks(1)	7,084.7	7,145.8	7,653.9	6,684.3	7,869.1	8,232.2	9,827.9	9,056.8
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,389.8	1,945.8	2,059.4	2,011.7	1,980.1	1,613.2	1,915.2	1,593.7
Securities(2)	45,601.9	44,742.3	43,731.8	44,777.7	45,297.6	43,258.7	40,756.5	38,803.3
Loans and Leases	33,235.6	33,468.2	33,891.4	33,671.2	33,818.5	33,910.1	34,456.1	33,993.4
Allowance for Credit Losses Assigned to Loans and Leases	(149.1)	(155.1)	(162.3)	(160.8)	(189.7)	(192.9)	(195.4)	(193.5)
Other Assets	6,314.5	6,162.7	5,955.4	5,568.8	6,758.5	6,797.8	6,401.8	6,800.8
Total Assets	$122,312.0	$121,159.4	$118,400.7	$116,476.4	$117,537.3	$116,382.5	$114,913.8	$113,417.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand and Other Noninterest-Bearing	$21,385.5	$21,736.4	$23,518.1	$25,712.5	$26,168.4	$25,829.3	$26,718.0	$26,214.5
Savings, Money Market, and Other	15,996.1	15,617.1	15,236.1	15,446.7	15,136.8	15,025.7	15,041.3	15,367.3
Savings Certificates and Other Time	1,189.2	1,255.1	1,312.7	1,338.5	1,413.2	1,450.3	1,405.0	1,459.6
Non-U.S. Offices – Interest-Bearing	58,632.0	58,503.4	56,672.3	52,435.9	51,866.5	51,468.6	50,443.8	49,434.9
Total Deposits	97,202.8	97,112.0	96,739.2	94,933.6	94,584.9	93,773.9	93,608.1	92,476.3
Short-Term Borrowings	8,411.9	7,264.5	5,412.0	5,659.1	6,598.0	6,961.0	6,195.0	5,584.1
Senior Notes	1,497.2	1,497.0	1,496.9	1,496.7	1,496.5	1,496.3	1,496.1	1,497.4
Long-Term Debt	1,540.1	1,672.5	1,536.1	1,324.9	1,360.5	1,406.9	1,403.2	1,399.3
Floating Rate Capital Debt	277.5	277.5	277.4	277.4	277.4	277.4	277.4	277.3
Other Liabilities	3,271.7	3,295.7	2,963.1	2,993.3	3,600.7	3,236.4	3,141.3	3,491.5
Stockholders’ Equity	10,110.8	10,040.2	9,976.0	9,791.4	9,619.3	9,230.6	8,792.7	8,691.2
Total Liabilities and Stockholders’ Equity	$122,312.0	$121,159.4	$118,400.7	$116,476.4	$117,537.3	$116,382.5	$114,913.8	$113,417.1
ANALYSIS OF NET INTEREST INCOME
Earning Assets	$113,307.8	$112,485.0	$109,906.5	$108,951.8	$109,044.9	$107,843.8	$106,613.5	$104,617.4
Interest-Related Funds	87,544.0	86,087.1	81,943.5	77,979.2	78,148.9	78,086.2	76,261.8	75,019.9
Noninterest-Related Funds	$25,763.8	$26,397.9	$27,963.0	$30,972.6	$30,896.0	$29,757.6	$30,351.7	$29,597.5
Net Interest Income (Fully Taxable Equivalent)	396.0	366.2	350.4	362.4	329.3	310.1	306.6	314.0
Net Interest Margin (Fully Taxable Equivalent)	1.39%	1.29%	1.28%	1.35%	1.20%	1.14%	1.16%	1.21%
COMMON STOCK DIVIDEND AND MARKET PRICE
Dividends-Common Stock	$0.42	$0.42	$0.38	$0.38	$0.38	$0.38	$0.36	$0.36
Market Price Range – High	101.46	99.30	98.72	91.14	90.96	71.66	74.86	71.13
– Low	91.06	85.69	84.93	81.92	66.83	61.86	61.32	54.38

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets as of December 31, 2017, and December 31, 2016.
Note: The common stock of the Corporation is traded on The NASDAQ Stock Market LLC under the symbol “NTRS”.

162 2017 Annual Report | Northern Trust Corporation

TABLE 134: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME
(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)

	2017			2016			2015
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)
AVERAGE EARNING ASSETS
Federal Reserve and Other Central Bank Deposits	$155.1	$23,903.9	0.65%	$91.4	$20,434.4	0.45%	$63.9	$19,949.8	0.32%
Interest-Bearing Due from and Deposits with Banks(1)	63.8	7,143.3	0.89	64.3	8,742.7	0.73	84.9	10,713.4	0.79
Federal Funds Sold and Securities Purchased under Agreements to Resell	27.5	1,850.2	1.48	18.4	1,775.7	1.04	6.3	1,162.6	0.54

Securities
U.S. Government	89.4	6,342.5	1.41	78.1	7,073.1	1.10	55.2	4,985.5	1.11
Obligations of States and Political Subdivisions	13.1	887.3	1.48	11.3	585.8	1.94	7.4	113.2	6.58
Government Sponsored Agency	283.2	17,987.0	1.57	177.2	17,421.0	1.02	144.0	16,458.8	0.87
Other(2)	253.3	19,498.9	1.30	189.9	16,961.4	1.12	149.5	15,850.4	0.94

Total Securities	639.0	44,715.7	1.43	456.5	42,041.3	1.09	356.1	37,407.9	0.95

Loans and Leases(3)	929.8	33,565.2	2.77	811.4	34,043.5	2.38	738.1	33,016.1	2.24

Total Earning Assets	1,815.2	111,178.3	1.63	1,442.0	107,037.6	1.35	1,249.3	102,249.8	1.22

Allowance for Credit Losses Assigned to Loans and Leases	—	(156.8)	—	—	(192.9)	—	—	(255.9)	—
Cash and Due from Banks	—	2,583.1	—	—	2,035.3	—	—	2,138.7	—
Buildings and Equipment	—	466.0	—	—	445.5	—	—	442.5	—
Client Security Settlement Receivables	—	891.6	—	—	1,136.6	—	—	1,002.2	—
Goodwill	—	544.0	—	—	524.9		—	530.8	—
Other Assets	—	4,101.2	—	—	4,583.3	—	—	4,607.0	—

Total Assets	$—	$119,607.4	—%	$—	$115,570.3	—%	$—	$110,715.1	—%

AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$24.3	$15,575.6	0.16%	$11.9	$15,142.4	0.08%	$9.7	$15,306.9	0.06%
Savings Certificates and Other Time	9.4	1,273.4	0.74	8.3	1,432.0	0.58	7.5	1,609.9	0.47
Non-U.S. Offices – Interest-Bearing	148.4	56,583.2	0.26	63.3	50,808.2	0.12	57.1	49,377.1	0.12

Total Interest-Bearing Deposits	182.1	73,432.2	0.25	83.5	67,382.6	0.12	74.3	66,293.9	0.11
Short-Term Borrowings	67.1	6,696.0	1.00	21.8	6,337.0	0.34	6.0	4,757.9	0.13
Senior Notes	46.9	1,496.9	3.13	46.8	1,496.6	3.13	46.8	1,497.2	3.13
Long-Term Debt	39.2	1,519.4	2.58	26.4	1,392.4	1.90	24.4	1,426.4	1.71
Floating Rate Capital Debt	4.9	277.5	1.75	3.5	277.4	1.25	2.4	277.3	0.86

Total Interest-Related Funds	340.2	83,422.0	0.41	182.0	76,886.0	0.24	153.9	74,252.7	0.21

Interest Rate Spread	—	—	1.22	—	—	1.11	—	—	1.01
Demand and Other Noninterest-Bearing Deposits	—	23,072.6	—	—	26,231.3	—	—	24,474.1	—
Other Liabilities	—	3,132.2	—	—	3,367.7	—	—	3,363.8	—
Stockholders’ Equity	—	9,980.6	—	—	9,085.3	—	—	8,624.5	—

Total Liabilities and Stockholders’ Equity	$—	$119,607.4	—%	$—	$115,570.3	—%	$—	$110,715.1	—%

Net Interest Income/Margin (FTE Adjusted)	$1,475.0	$—	1.33%	$1,260.0	$—	1.18%	$1,095.4	$—	1.07%

Net Interest Income/Margin (Unadjusted)	$1,429.2	$—	1.29%	$1,234.9	$—	1.15%	$1,070.1	$—	1.05%

Net Interest Income/Margin Components (FTE Adjusted)
U.S.	$1,076.4	$90,090.3	1.19%	$959.5	$88,514.4	1.08%	$842.5	$78,136.5	1.08%
Non-U.S.	398.6	21,088.0	1.89	300.5	18,523.2	1.62%	252.9	24,113.3	1.05%

Consolidated	$1,475.0	$111,178.3	1.33%	$1,260.0	$107,037.6	1.18%	$1,095.4	$102,249.8	1.07%

(1) Interest-Bearing Due from and Deposits with Banks includes interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments for purposes of presenting earning assets; such securities are presented in other assets on the consolidated balance sheets.
(3) Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(4) Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 38.1%. Total taxable equivalent interest adjustments amounted to $45.8 million in 2017, $25.1 million in 2016 and $25.3 million in 2015. Interest revenue on cash collateral positions is reported above within interest-bearing due from and deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

2017 Annual Report | Northern Trust Corporation 163

TABLE 135: CHANGES IN NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2017/2016 CHANGE DUE TO			2016/2015 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	TOTAL	AVERAGE BALANCE	RATE	TOTAL
Increase (Decrease) in Interest Income
Money Market Assets
Federal Reserve and Other Central Bank Deposits	$17.6	$46.1	$63.7	$1.6	$25.9	$27.5
Interest-Bearing Due from and Deposits with Banks	2.5	(3.0)	(0.5)	(14.6)	(6.0)	(20.6)
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.8	8.3	9.1	4.4	7.7	12.1
Securities
U.S. Government	(6.5)	17.8	11.3	23.4	(0.5)	22.9
Obligations of States and Political Subdivisions	3.4	(1.6)	1.8	4.7	(0.8)	3.9
Government Sponsored Agency	6.1	99.9	106.0	8.4	24.8	33.2
Other	30.6	32.8	63.4	10.8	29.6	40.4
Loans and Leases	20.5	97.9	118.4	(5.1)	78.4	73.3

Total	$75.0	$298.2	$373.2	$33.6	$159.1	$192.7

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$0.3	$12.1	$12.4	$(0.1)	$2.3	$2.2
Savings Certificates and Other Time	(0.7)	1.8	1.1	(0.6)	1.4	0.8
Non-U.S. Offices Time	7.5	77.6	85.1	6.2	—	6.2
Short-Term Borrowings	1.3	44.0	45.3	2.7	13.1	15.8
Senior Notes	—	0.1	0.1	—	—	—
Subordinated Notes
Long-Term Debt	10.3	2.5	12.8	0.6	1.4	2.0
Floating Rate Capital Debt	—	1.4	1.4	—	1.1	1.1

Total	$18.7	$139.5	$158.2	$8.8	$19.3	$28.1

Increase in Net Interest Income	$56.3	$158.7	$215.0	$24.8	$139.8	$164.6

Note: Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

164 2017 Annual Report | Northern Trust Corporation

Investment Securities Portfolio

TABLE 136: REMAINING MATURITY AND AVERAGE YIELD OF SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	December 31, 2017
	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Securities Held to Maturity
U.S. Government	$35.0	1.12%	$—	—%	$—	—%	$—	—%	1 mo.
Obligations of States and Political Subdivisions	16.5	3.68	18.1	4.97	—	—	—	—	18 mos.
Government Sponsored Agency	0.4	3.90	0.8	4.83	1.3	4.85	3.3	4.87	130 mos.
Other – Fixed	5,032.7	1.16	5,187.4	0.69	31.9	1.75	73.8	2.30	22 mos.
– Floating	607.3	1.98	1,461.5	2.13	579.0	2.19	—	—	37 mos.

Total Securities Held to Maturity	$5,691.9	1.26%	$6,667.8	1.02%	$612.2	2.18%	$77.1	2.41%	25 mos.

Securities Available for Sale
U.S. Government	$398.0	1.33%	$3,865.2	1.50%	$1,437.1	1.58%	$—	—%	37 mos.
Obligations of States and Political Subdivisions	430.1	0.85	316.3	1.23	—	—	—	—	12 mos.
Government Sponsored Agency	3,152.3	1.73	9,666.8	1.76	4,822.1	1.76	1,035.4	2.03	52 mos.
Asset-Backed – Fixed	741.9	1.53	1,425.5	1.81	—	—	—	—	18 mos.
Asset-Backed – Floating	106.9	1.76	452.1	1.87	—	—	—	—	30 mos.
Auction Rate Securities	—	—	0.6	2.33	—	—	3.7	2.95	166 mos.
Other – Fixed	1,313.3	1.39	2,920.3	1.97	205.3	1.81	—	—	28 mos.
– Floating	84.5	1.83	1,291.0	1.78	70.6	1.75	3.1	1.85	36 mos.

Total Securities Available for Sale	$6,227.0	1.55%	$19,937.8	1.74%	$6,535.1	1.73%	$1,042.2	2.03%	42 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

As of December 31, 2017, Northern Trust had no holdings of the securities of any single issuer greater than 10% of stockholders’ equity, except for U.S. government, government agencies, government corporations, government-sponsored agencies, and non-U.S. sovereign securities. See Note 4, “Securities,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” for more information on securities.

2017 Annual Report | Northern Trust Corporation 165

Loans and Leases Portfolio

TABLE 137: REMAINING MATURITY OF SELECTED LOANS AND LEASES

	December 31, 2017
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	OVER FIVE YEARS
U.S. (Excluding Residential Real Estate and Private Client Loans):
Commercial and Institutional	$9,042.2	$5,478.2	$2,059.4	$1,504.6
Commercial Real Estate	3,482.7	764.9	2,033.6	684.2
Lease Financing, net	229.2	10.2	110.5	108.5
Other-Commercial	265.4	160.8	60.4	44.2
Other-Personal	33.5	1.7	2.4	29.4

Total U.S.	$13,053.0	$6,415.8	$4,266.3	$2,370.9

Non-U.S.	$1,538.5	$1,467.8	$37.5	$33.2
Total Selected Loans and Leases	$14,591.5	$7,883.6	$4,303.8	$2,404.1
Interest Rate Sensitivity of Loans and Leases:
Fixed Rate	$8,525.1	$5,995.2	$1,299.2	$1,230.7
Variable Rate	6,066.4	1,925.5	2,995.4	1,145.5

Total	$14,591.5	$7,920.7	$4,294.6	$2,376.2

TABLE 138: DISTRIBUTION OF NON-U.S. LOANS BY TYPE

	DECEMBER 31,
(In Millions)	2017	2016	2015	2014	2013
Commercial	$289.5	$318.0	$335.2	$154.0	$497.0
Non-U.S. Governments and Official Institutions	—	—	—	—	250.1
Banks	—	26.2	8.5	—	10.4
Other	1,249.0	1,533.6	794.0	1,376.6	197.2

Total	$1,538.5	$1,877.8	$1,137.7	$1,530.6	$954.7

Note: Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

TABLE 139: ALLOWANCE FOR CREDIT LOSSES RELATING TO NON-U.S. OPERATIONS

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In Millions)	2017	2016	2015	2014	2013
Balance at Beginning of Year	$—	$—	$3.3	$2.1	$3.4
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	—	—	(3.3)	1.2	(1.3)

Balance at End of Year	$—	$—	$—	$3.3	$2.1

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

166 2017 Annual Report | Northern Trust Corporation

Summary of Loans and Leases Loss Experience

TABLE 140: ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in Millions)	2017	2016	2015	2014	2013
Balance at Beginning of Year	$192.0	$233.3	$295.9	$307.9	$327.6
Charge-Offs
Commercial
Commercial and Institutional	10.3	15.8	9.2	5.4	5.0
Commercial Real Estate	1.1	0.8	3.9	7.5	11.7

Total Commercial	11.4	16.6	13.1	12.9	16.7

Personal
Residential Real Estate	8.0	10.4	16.7	21.2	37.0
Private Client	2.1	0.3	0.9	2.0	5.5
Other	—	—	—	—	0.1

Total Personal	10.1	10.7	17.6	23.2	42.6

Total Charge-Offs	21.5	27.3	30.7	36.1	59.3

Recoveries
Commercial
Commercial and Institutional	3.7	3.3	1.7	1.3	3.6
Commercial Real Estate	1.8	1.5	3.8	9.8	5.0

Total Commercial	5.5	4.8	5.5	11.1	8.6

Personal
Residential Real Estate	5.4	6.6	4.5	5.6	9.4
Private Client	0.4	0.7	1.2	1.4	1.6

Total Personal	5.8	7.3	5.7	7.0	11.0

Total Recoveries	11.3	12.1	11.2	18.1	19.6

Net Charge-Offs	10.2	15.2	19.5	18.0	39.7
Provision for Credit Losses	(28.0)	(26.0)	(43.0)	6.0	20.0
Effect of Foreign Exchange Rates	—	(0.1)	(0.1)	—	—
Net Change in Allowance	(38.2)	(41.3)	(62.6)	(12.0)	(19.7)

Balance at End of Year	153.8	192.0	233.3	295.9	307.9

Allowance Assigned To:
Loans and Leases	$131.2	$161.0	$193.8	$267.0	$278.1
Undrawn Commitments and Standby Letters of Credit	22.6	31.0	39.5	28.9	29.8

Total Allowance for Credit Losses	$153.8	$192.0	$233.3	$295.9	$307.9

Loans and Leases at Year-End	$32,592.2	$33,822.1	$33,180.9	$31,640.2	$29,385.5
Average Total Loans and Leases	$33,565.2	$34,043.5	$33,016.1	$30,215.6	$28,696.5
As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	0.03%	0.04%	0.06%	0.06%	0.14%
Provision for Credit Losses	(0.09)	(0.08)	(0.13)	0.02	0.07
Allowance at Year-End Assigned to Loans and Leases	0.40	0.48	0.58	0.84	0.95
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	0.03%	0.04%	0.06%	0.06%	0.14%
Allowance at Year-End Assigned to Loans and Leases	0.39	0.47	0.59	0.88	0.97

2017 Annual Report | Northern Trust Corporation 167

Deposits

TABLE 141: AVERAGE DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2017	2016	2015
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$16,410.6	$20,764.8	$20,684.9
Correspondent Banks	60.3	58.0	59.8
Other Noninterest-Bearing	1.4	76.3	124.6

Total Demand and Noninterest-Bearing	16,472.3	20,899.1	20,869.3

Interest-Bearing
Savings, Money Market, and Other	15,575.6	15,142.4	15,306.9
Savings Certificates less than $100,000	130.1	150.9	175.9
Savings Certificates $100,000 and more	717.3	672.0	669.9
Other	426.0	609.1	764.1

Total Interest-Bearing	16,849.0	16,574.4	16,916.8

Total U.S. Offices	33,321.3	37,473.5	37,786.1
Non-U.S. Offices
Noninterest-Bearing	6,600.3	5,332.2	3,604.8
Interest-Bearing	56,583.2	50,808.2	49,377.1

Total Non-U.S. Offices	63,183.5	56,140.4	52,981.9

Total Deposits	$96,504.8	$93,613.9	$90,768.0

TABLE 142: DISTRIBUTION OF NON-U.S. DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2017	2016	2015
Commercial	$70,987.1	$57,354.0	$50,965.8
Non-U.S. Governments and Official Institutions	4,246.0	3,971.8	5,464.3
Banks	305.5	276.6	489.5
Other Time	6.3	9.4	18.2
Other Demand	6.1	8.8	3.9

Total	$75,551.0	$61,620.6	$56,941.7

TABLE 143: REMAINING MATURITY OF TIME DEPOSITS $100,000 OR MORE

	DECEMBER 31, 2017
	U.S. OFFICES		NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME
3 Months or Less	$507.2	$—	$12,680.0
Over 3 through 6 Months	219.0	—	13.7
Over 6 through 12 Months	237.5	—	2.4
Over 12 Months	60.9	—	0.2

Total	$1,024.6	$—	$12,696.3

168 2017 Annual Report | Northern Trust Corporation

TABLE 144: AVERAGE RATES PAID ON INTEREST-RELATED DEPOSITS BY TYPE

	DECEMBER 31,
Interest-Related Deposits – U.S. Offices	2017	2016	2015
Savings, Money Market, and Other	0.16%	0.08%	0.06%
Savings Certificates less than $100,000	0.15	0.15	0.19
Savings Certificates $100,000 and more	0.46	0.35	0.38
Other Time	1.38	0.94	0.63
Total U.S. Offices Interest-Related Deposits	0.20	0.12	0.10
Total Non-U.S. Offices Interest-Related Deposits	0.26	0.12	0.12
Total Interest-Related Deposits	0.25%	0.12%	0.11%

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 145: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2017	2016	2015	2014	2013
Total Assets	$26,510.1	$24,031.0	$29,411.2	$28,072.8	$29,315.6
Time Deposits with Banks	5,013.4	6,331.3	13,712.9	16,106.9	17,785.5
Loans	2,014.8	1,894.3	1,759.4	1,490.2	1,164.0
Customers’ Acceptance Liability	—	—	—	—	0.5
Non-U.S. Investments	14,047.8	10,255.7	8,590.8	6,446.5	5,334.1
Total Liabilities	64,267.3	57,270.0	54,521.0	52,123.3	48,144.4
Deposits	63,183.5	56,139.8	52,981.2	49,854.7	45,865.7
Liability on Acceptances	—	—	—	—	0.5

TABLE 146: PERCENT OF NON-U.S.-RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

	2017	2016	2015	2014	2013
Assets	22%	21%	27%	27%	31%
Liabilities	54%	50%	49%	50%	51%

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
Northern Trust places deposits with non-U.S. counterparties that have strong internal (Northern Trust) risk ratings and external credit ratings. These non-U.S. banks are approved and monitored by Northern Trust’s Capital Markets Credit Committee, which has credit authority for exposure to all non-U.S. banks and approves credit limits. This process includes financial analysis of the non-U.S. banks, use of an internal risk rating system and consideration of external market indicators. Each counterparty is reviewed at least annually and potentially more frequently based on credit fundamentals or general market conditions. Separate from the entity-specific review process, the average life to maturity of deposits with non-U.S. banks is deliberately maintained on a short-term basis in order to respond quickly to changing credit conditions. Northern Trust also utilizes certain risk mitigation tools and agreements that may reduce exposures through use of collateral and/or balance sheet netting. Additionally, the Capital Market Credit Committee oversees country-risk analyses and imposes limits to country exposure.

2017 Annual Report | Northern Trust Corporation 169

The following table provides information on non-U.S. outstandings by country that exceed 1.00% of Northern Trust’s assets.

TABLE 147: NON-U.S. OUTSTANDINGS

(In Millions)	BANKS	COMMERCIAL AND OTHER	TOTAL
AT DECEMBER 31, 2017
Japan	$510	$3,375	$3,885
Canada	1,437	196	1,633

AT DECEMBER 31, 2016
Japan	$900	$1,608	$2,508
Canada	2,114	309	2,423
France	1,311	233	1,544
Sweden	1,112	217	1,329

AT DECEMBER 31, 2015
Canada	$2,293	$277	$2,570
Japan	2,290	—	2,290
United Kingdom	428	764	1,192

Countries whose aggregate outstandings totaled between 0.75% and 1.00% of total assets were as follows: Germany with aggregate oustandings of $1.3 billion and France with aggregate outstandings of $1.3 billion at December 31, 2017; Australia with aggregate outstandings of $1.2 billion and Germany with aggregate outstandings of $1.2 billion at December 31, 2016; Germany with aggregate outstandings of $1.1 billion, Singapore with aggregate outstandings of $1.1 billion, Sweden with aggregate outstandings of $1.1 billion, France with aggregate outstandings of $1.0 billion, Switzerland with aggregate outstandings of $976 million, Australia with aggregate outstandings of $962 million, Netherlands with aggregate outstandings of $943 million and Finland with aggregate outstandings of $925 million at December 31, 2015.

TABLE 148: PURCHASED FUNDS

Federal Funds Purchased
(Overnight Borrowings)

	DECEMBER 31,
(In Millions)	2017	2016	2015
Balance on December 31	$2,286.1	$204.8	$351.5
Highest Month-End Balance	2,286.1	378.5	982.2
Year – Average Balance	1,102.6	617.7	823.6
– Average Rate	0.95%	0.25%	0.08%
Average Rate at Year-End	1.17%	0.07%	0.05%

Securities Sold under Agreements to Repurchase

	DECEMBER 31,
(In Millions)	2017	2016	2015
Balance on December 31	$834.0	$473.7	$546.6
Highest Month-End Balance	834.0	565.5	802.4
Year – Average Balance	738.9	847.1	649.5
– Average Rate	0.81%	0.27%	0.05%
Average Rate at Year-End	1.29%	0.64%	0.36%

170 2017 Annual Report | Northern Trust Corporation

Other Borrowings
(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

	DECEMBER 31,
(In Millions)	2017	2016	2015
Balance on December 31	$6,051.1	$5,109.5	$4,055.1
Highest Month-End Balance	7,040.4	6,037.6	4,123.2
Year – Average Balance	4,854.5	4,872.1	3,284.9
– Average Rate	1.04%	0.37%	0.15%
Average Rate at Year-End	1.38%	0.57%	0.16%

Total Purchased Funds

	DECEMBER 31,
(In Millions)	2017	2016	2015
Balance on December 31	$9,171.2	$5,788.0	$4,953.2
Year – Average Balance	6,696.0	6,337.0	4,757.9
– Average Rate	1.00%	0.34%	0.13%

2017 Annual Report | Northern Trust Corporation 171

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of December 31, 2017, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2017, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2017, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2017, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017.

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

172 2017 Annual Report | Northern Trust Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHICAGO, ILLINOIS
FEBRUARY 27, 2018

2017 Annual Report | Northern Trust Corporation 173

ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Committee Composition.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

174 2017 Annual Report | Northern Trust Corporation

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2017 and 2016
Consolidated Statements of Income - Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
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
ITEM 16 – FORM 10-K SUMMARY
None.

2017 Annual Report | Northern Trust Corporation 175

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Michael G. O'Grady	President and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ S. Biff Bowman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
S. Biff Bowman

/s/ Aileen B. Blake	Executive Vice President and Controller (Principal Accounting Officer)
Aileen B. Blake

/s/ Frederick H. Waddell	Chairman
Frederick H. Waddell

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Jose Luis Prado	Director
Jose Luis Prado

176 2017 Annual Report | Northern Trust Corporation

/s/ Thomas E. Richards	Director
Thomas E. Richards

/s/ John W. Rowe	Director
John W. Rowe

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 27, 2018

2017 Annual Report | Northern Trust Corporation 177

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

3.4	By-laws of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed December 13, 2017).

4.1
Deposit Agreement, dated August 5, 2014, among Northern Trust Corporation, Wells Fargo Bank, N.A., as depositary (which, effective February 1, 2018, was succeeded by Equiniti Trust Company), and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed August 5, 2014).

4.2
Deposit Agreement, dated August 8, 2016, among Northern Trust Corporation, Wells Fargo Bank, N.A., as depositary (which, effective February 1, 2018, was succeeded by Equiniti Trust Company), and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed August 8, 2016).

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

10.1**
Deferred Compensation Plans Trust Agreement, dated May 11, 1998, between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A., which effective June 1, 2009, was succeeded by Evercore Trust Company, N.A., and, which, effective October 19, 2017, was succeeded by Newport Trust Company) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

178 2017 Annual Report | Northern Trust Corporation

Exhibit Number	Description
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

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of November 1, 2017.

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

2017 Annual Report | Northern Trust Corporation 179

Exhibit Number	Description
(v)**
Form of 2013 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(vi)**
Form of 2014 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(vii)**	Form of 2014 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(viii)**
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

(x)**	Form of 2017 Stock Option Award Terms and Conditions, as amended.

(xi)**	Form of 2017 Stock Unit Award Terms and Conditions, as amended.

(xii)**	Form of 2017 Performance Stock Unit Award Terms and Conditions, as amended.

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

10.11**	Northern Trust Corporation 2018 Deferred Compensation Plan for Non-Employee Directors.

10.12**	Northern Trust Corporation Key Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.13**	Northern Trust Corporation Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.14**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

180 2017 Annual Report | Northern Trust Corporation

Exhibit Number	Description
10.15**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16**	Form of Employment Security Agreement (Tier 2) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.17**
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

10.19**
Northern Trust Corporation 2017 Long Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(i)**	Form of Cash Incentive Award Terms and Conditions, as amended.

10.20**	Northern Trust Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 26, 2017).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(ii)**	Form of Director Stock Unit Agreement (prorated) (incorporated herein by reference to Exhibit 10.11 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.21**
Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10 (xxxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.22**	Northern Partners Incentive Plan – EMEA Plan (incorporated herein by reference to Exhibit 10.9 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2017 Annual Report | Northern Trust Corporation 181

Exhibit Number	Description

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

** Indicates a management contract or a compensatory plan or agreement.

182 2017 Annual Report | Northern Trust Corporation