Form 10-Q
period 2018-03-31
NORTHERN TRUST CORP
filed 2018-05-04
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
224,991,295 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on March 31, 2018)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	26
Consolidated Balance Sheets	26
Consolidated Statements of Income	27
Consolidated Statements of Comprehensive Income	27
Consolidated Statements of Changes in Stockholders’ Equity	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30
Item 4: Controls and Procedures	73

Part II – Other Information
Item 1: Legal Proceedings	73
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6: Exhibits	73

Signatures	74

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended March 31,
CONDENSED INCOME STATEMENTS (In Millions)	2018	2017	% Change (1)
Noninterest Income	$1,092.0	$930.9	17%
Net Interest Income	384.0	353.5	9
Provision for Credit Losses	(3.0)	(1.0)	200
Noninterest Expense	995.3	894.5	11
Income before Income Taxes	483.7	390.9	24
Provision for Income Taxes	102.1	114.8	(11)
Net Income	$381.6	$276.1	38%

PER COMMON SHARE
Net Income — Basic	$1.59	$1.10	45%
— Diluted	1.58	1.09	45
Cash Dividends Declared Per Common Share	0.42	0.38	11
Book Value — End of Period (EOP)	41.66	39.62	5
Market Price — EOP	103.13	86.58	19

SELECTED BALANCE SHEET DATA (In Millions)
	March 31, 2018	December 31, 2017	% Change (1)
End of Period:
Assets	$129,672.2	$138,590.5	(6)%
Earning Assets	120,384.4	129,656.6	(7)
Deposits	105,191.4	112,390.8	(6)
Stockholders’ Equity	10,226.0	10,216.2	—

	Three Months Ended March 31,
	2018	2017	% Change (1)
Average Balances:
Assets	$124,493.3	$116,476.4	7%
Earning Assets	115,686.3	108,951.8	6
Deposits	98,197.5	94,933.6	3
Stockholders’ Equity	10,137.7	9,791.4	4

CLIENT ASSETS (In Billions)	March 31, 2018	December 31, 2017	% Change (1)
Assets Under Custody/Administration (2)	$10,785.7	$10,722.6	1%
Assets Under Custody	8,111.7	8,084.6	—
Assets Under Management	1,165.7	1,161.0	—

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended March 31,
	2018	2017
Financial Ratios:
Return on Average Common Equity	16.0%	11.6%
Return on Average Assets	1.24	0.96
Dividend Payout Ratio	26.6	34.9
Net Interest Margin (1)	1.38	1.35

	March 31, 2018		December 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	13.0%	12.3%	13.5%	12.6%
Tier 1	14.3	13.6	14.8	13.8
Total	16.2	15.5	16.7	15.8
Tier 1 Leverage	7.6	7.6	7.8	7.8
Supplementary Leverage	6.6	N/A	6.8	N/A

The Northern Trust Company
Common Equity Tier 1	13.6%	12.6%	13.7%	12.6%
Tier 1	13.6	12.6	13.7	12.6
Total	15.2	14.3	15.4	14.3
Tier 1 Leverage	7.0	7.0	7.0	7.0
Supplementary Leverage	6.1	N/A	6.1	N/A

(1)
Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 22.

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
Overview
Net income per diluted common share was $1.58 in the current quarter, up from $1.09 in the first quarter of 2017. Net income was $381.6 million in the current quarter as compared to $276.1 million in the prior-year quarter. Annualized return on average common equity was 16.0% in the current quarter and 11.6% in the prior-year quarter. The annualized return on average assets was 1.24% in the current quarter as compared to 0.96% in the prior-year quarter.

Revenue of $1.48 billion in the current quarter was up $191.6 million, or 15%, from $1.28 billion in the prior-year quarter.

Noninterest income increased $161.1 million, or 17%, to $1.09 billion from $930.9 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees and foreign exchange trading income.

Net interest income increased $30.5 million, or 9%, to $384.0 million in the current quarter as compared to $353.5 million in the prior-year quarter, primarily the result of a higher net interest margin and an increase in earning assets.

The provision for credit losses was a credit of $3.0 million in the current quarter, as compared to a credit of $1.0 million in the prior-year quarter.

Noninterest expense totaled $995.3 million in the current quarter, up $100.8 million, or 11%, from $894.5 million in the prior-year quarter, primarily attributable to higher compensation, outside services, employee benefits, and equipment and software expense.

The provision for income taxes in the current quarter totaled $102.1 million, representing an effective tax rate of 21.1%. The provision for income taxes in the prior-year quarter totaled $114.8 million, representing an effective tax rate of 29.4%.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Trust, Investment and Other Servicing Fees	$937.7	$808.2	$129.5	16%
Foreign Exchange Trading Income	78.5	48.1	30.4	63
Treasury Management Fees	14.0	14.7	(0.7)	(5)
Security Commissions and Trading Income	27.2	20.5	6.7	33
Other Operating Income	34.8	39.7	(4.9)	(12)
Investment Security (Losses) Gains, net	(0.2)	(0.3)	0.1	(33)
Total Noninterest Income	$1,092.0	$930.9	$161.1	17%
Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. For a further discussion of trust, investment and other servicing fees and how they are derived, refer to the “Reporting Segments” section.

When considering the impact of markets on the Corporation’s results, the following tables present selected market indices and the percentage changes year over year.
Table 2: Equity Market Indices

	Daily Averages			Period-End
	Three Months Ended March 31,			As of March 31,
	2018	2017	Change	2018	2017	Change

S&P 500	2,733	2,325	18%	2,641	2,363	12%
MSCI EAFE (U.S. dollars)	2,072	1,749	18%	2,002	1,793	12
MSCI EAFE (local currency)	1,147	1,060	8%	1,105	1,078	2
Table 3: Fixed Income Market Indices

	As of March 31,
	2018	2017	Change

Barclays Capital U.S. Aggregate Bond Index	2,016	1,993	1%
Barclays Capital Global Aggregate Bond Index	491	459	7

Assets under custody/administration (AUC/A) and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
Table 4: Assets Under Custody / Administration

Assets Under Custody / Administration	March 31, 2018	December 31, 2017	March 31, 2017	Change Q1-18/Q4-17	Change Q1-18/Q1-17
($ In Billions)
Corporate & Institutional	$10,131.7	$10,066.8	$8,338.2	1%	22%
Wealth Management	654.0	655.8	586.5	—	12
Total Assets Under Custody / Administration	$10,785.7	$10,722.6	$8,924.7	1%	21%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 5: Assets Under Custody

Assets Under Custody	March 31, 2018	December 31, 2017	March 31, 2017	Change Q1-18/Q4-17	Change Q1-18/Q1-17
($ In Billions)
Corporate & Institutional	$7,466.5	$7,439.1	$6,533.3	—%	14%
Wealth Management	645.2	645.5	574.4	—	12
Total Assets Under Custody	$8,111.7	$8,084.6	$7,107.7	—%	14%
The 14% increase in consolidated assets under custody from $7.11 trillion as of March 31, 2017 to $8.11 trillion as of March 31, 2018 primarily reflected the impact of favorable markets, new business, and the favorable impact of movements in foreign exchange rates.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 6: Allocation of Assets Under Custody

	March 31, 2018			December 31, 2017			March 31, 2017
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	45%	58%	46%	46%	58%	47%	45%	56%	46%
Fixed Income	37	18	36	37	19	35	37	21	36
Cash and Other Assets	15	24	16	15	23	16	16	23	16
Securities Lending Collateral	3	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under management by reporting segment.
Table 7: Assets Under Management

Assets Under Management	March 31, 2018	December 31, 2017	March 31, 2017	Change Q1-18/Q4-17	Change Q1-18/Q1-17
($ In Billions)
Corporate & Institutional	$878.3	$871.2	$741.1	1%	19%
Wealth Management	287.4	289.8	260.2	(1)	10
Total Assets Under Management	$1,165.7	$1,161.0	$1,001.3	—%	16%
The 16% increase in consolidated assets under management from $1.00 trillion at March 31, 2017 to $1.17 trillion as of March 31, 2018 was primarily due to net inflows in securities lending collateral and cash, as well as favorable markets.
The following table presents Northern Trust’s assets under management by investment type.
Table 8: Assets Under Management by Investment Type

($ In Billions)	March 31, 2018	December 31, 2017	March 31, 2017
Equities	$583.7	$592.3	$516.8
Fixed Income	177.7	183.5	165.8
Cash and Other Assets	216.8	217.5	195.1
Securities Lending Collateral	187.5	167.7	123.6
Total Assets Under Management	$1,165.7	$1,161.0	$1,001.3

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 9: Allocation of Assets Under Management

	March 31, 2018			December 31, 2017			March 31, 2017
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	50%	52%	50%	51%	51%	51%	52%	49%	52%
Fixed Income	12	25	15	13	25	16	13	27	17
Cash and Other Assets	17	23	19	17	24	19	18	24	19
Securities Lending Collateral	21	—	16	19	—	14	17	—	12

The following table presents activity in consolidated assets under management by investment type.
Table 10: Activity in Consolidated Assets Under Management by Investment Type

	Three Months Ended
($ In Billions)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Beginning Balance of AUM	$1,161.0	$1,125.1	$1,028.8	$1,001.3	$942.4
Inflows by Investment Type
Equity	44.2	63.0	51.2	36.3	41.6
Fixed Income	17.4	23.0	19.8	11.6	13.7
Cash & Other Assets	114.4	116.3	101.6	98.2	91.8
Securities Lending Collateral	68.1	32.4	45.5	24.9	29.6

Total Inflows	244.1	234.7	218.1	171.0	176.7

Outflows by Investment Type
Equity	(47.8)	(67.7)	(41.0)	(38.6)	(38.4)
Fixed Income	(24.0)	(20.7)	(13.0)	(10.5)	(13.0)
Cash & Other Assets	(117.4)	(111.8)	(83.0)	(99.5)	(89.7)
Securities Lending Collateral	(48.3)	(26.8)	(14.4)	(17.5)	(18.0)

Total Outflows	(237.5)	(227.0)	(151.4)	(166.1)	(159.1)

Net Inflows / (Outflows)	6.6	7.7	66.7	4.9	17.6

Market Performance, Currency & Other
Market Performance & Other	(4.6)	27.9	26.6	18.2	38.9
Currency	2.7	0.3	3.0	4.4	2.4
Total Market Performance, Currency & Other	(1.9)	28.2	29.6	22.6	41.3

Ending Balance of AUM	$1,165.7	$1,161.0	$1,125.1	$1,028.8	$1,001.3

Foreign exchange trading income totaled $78.5 million in the current quarter, up $30.4 million, or 63%, compared to $48.1 million in the prior-year quarter. The increase was primarily due to higher client volumes and increased foreign exchange swap activity in Treasury as compared to the prior-year quarter.

Security commissions and trading income totaled $27.2 million, up $6.7 million, or 33%, compared to $20.5 million in the prior-year quarter. The increase was primarily due to higher core brokerage and transition management revenue as compared to the prior-year quarter.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Other operating income totaled $34.8 million in the current quarter, down $4.9 million, or 12%, compared to $39.7 million in the prior-year quarter, primarily due to foreign currency adjustments. The components of other operating income are provided below.
Table 11: Other Operating Income

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Loan Service Fees	$12.5	$12.4	$0.1	1%
Banking Service Fees	12.5	12.4	0.1	1
Other Income	9.8	14.9	(5.1)	35
Total Other Operating Income	$34.8	$39.7	$(4.9)	(12)%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 12: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	FIRST QUARTER
	2018			2017
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$47.4	$26,495.1	0.72%	$29.7	$21,806.9	0.55%
Interest-Bearing Due from and Deposits with Banks (1)	19.9	6,920.4	1.17	14.9	6,684.3	0.91
Federal Funds Sold and Securities Purchased under Agreements to Resell	6.8	1,467.1	1.89	6.5	2,011.7	1.32
Securities
U.S. Government	23.8	5,735.4	1.68	25.5	7,213.8	1.44
Obligations of States and Political Subdivisions	2.4	678.2	1.42	3.6	989.7	1.47
Government Sponsored Agency	81.4	18,848.3	1.75	68.9	17,796.8	1.57
Other (2)	79.2	23,073.8	1.39	54.6	18,777.4	1.18
Total Securities	186.8	48,335.7	1.57	152.6	44,777.7	1.38
Loans and Leases (3)	253.7	32,468.0	3.17	215.5	33,671.2	2.59
Total Earning Assets	514.6	115,686.3	1.80	419.2	108,951.8	1.56
Allowance for Credit Losses Assigned to Loans and Leases	—	(131.0)	—	—	(160.8)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,593.2	—	—	2,116.6	—
Buildings and Equipment	—	457.0	—	—	465.9	—
Client Security Settlement Receivables	—	1,012.0	—	—	829.6	—
Goodwill	—	611.0	—	—	519.7	—
Other Assets	—	4,264.8	—	—	3,753.6	—
Total Assets	$—	$124,493.3	—%	$—	$116,476.4	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$12.9	$15,916.4	0.33%	$3.2	$15,446.7	0.09%
Savings Certificates and Other Time	2.1	1,058.5	0.82	2.3	1,338.5	0.70
Non-U.S. Offices — Interest-Bearing	48.1	59,199.7	0.33	22.1	52,435.9	0.17
Total Interest-Bearing Deposits	63.1	76,174.6	0.34	27.6	69,221.1	0.16
Short-Term Borrowings	34.5	9,405.3	1.49	9.0	5,659.1	0.65
Senior Notes	11.8	1,497.4	3.18	11.7	1,496.7	3.17
Long-Term Debt	11.0	1,426.5	3.14	7.4	1,324.9	2.26
Floating Rate Capital Debt	1.5	277.5	2.21	1.1	277.4	1.56
Total Interest-Related Funds	121.9	88,781.3	0.56	56.8	77,979.2	0.30
Interest Rate Spread	—	—	1.24	—	—	1.26
Demand and Other Noninterest-Bearing Deposits	—	22,022.9	—	—	25,712.5	—
Other Liabilities	—	3,551.4	—	—	2,993.3	—
Stockholders’ Equity	—	10,137.7	—	—	9,791.4	—
Total Liabilities and Stockholders’ Equity	$—	$124,493.3	—%	$—	$116,476.4	—%
Net Interest Income/Margin (FTE Adjusted)	$392.7	$—	1.38%	$362.4	$—	1.35%
Net Interest Income/Margin (Unadjusted)	$384.0	$—	1.35%	$353.5	$—	1.32%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended March 31, 2018/2017
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$25.4	$70.0	$95.4
Interest-Related Funds	10.6	54.5	65.1
Net Interest Income (FTE)	$14.8	$15.5	$30.3

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of March 31, 2018 and 2017.

(3)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4)	Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets.

(5)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.8% and 37.8% for the three months ended March 31, 2018 and 2017, respectively. Total taxable equivalent interest adjustments amounted to $8.7 million and $8.9 million for the three months ended March 31, 2018 and 2017, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 22.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $392.7 million in the current quarter, up $30.3 million, or 8%, compared to $362.4 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin and an increase in earning assets. Average earning assets for the current quarter were $115.7 billion, up $6.7 billion, or 6%, from $109.0 billion in the prior-year quarter, primarily resulting from higher levels of short-term interest-bearing deposits and securities, partially offset by reductions in loans and leases. Earning asset growth was funded primarily by higher levels of interest-bearing deposits and borrowed funds, partially offset by lower demand and other noninterest-bearing deposits.
The net interest margin on an FTE basis increased to 1.38% in the current quarter from 1.35% in the prior-year quarter, primarily due to higher short-term interest rates, partially offset by higher premium amortization due to a change in estimation methodology and a balance sheet mix shift.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 22.
Federal Reserve and other central bank deposits averaged $26.5 billion, up $4.7 billion, or 21%, from $21.8 billion in the prior-year quarter. Average securities were $48.3 billion, up $3.5 billion, or 8%, from $44.8 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $412.3 million, $203.3 million and $53.1 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $32.5 billion, down $1.2 billion, or 4%, from $33.7 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate, commercial real estate, and commercial and institutional loans, partially offset by increases in private client loans. Residential real estate loans averaged $7.3 billion, down $655.9 million, or 8%, from $7.9 billion for the prior-year quarter. Commercial real estate loans averaged $3.5 billion, down $460.9 million, or 12%, from $4.0 billion for the prior-year quarter. Commercial and institutional loans averaged $9.1 billion, down $409.9 million, or 4%, from $9.6 billion for

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

the prior-year quarter. Private client loans averaged $10.4 billion, up $480.5 million, or 5%, from $10.0 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $76.2 billion in the current quarter, compared to $69.2 billion in the prior-year quarter, an increase of $7.0 billion. Other interest-bearing funds averaged $12.6 billion in the current quarter, compared to $8.8 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds decreased $4.1 billion, or 13%, to $26.9 billion in the current quarter from $31.0 billion in the prior-year quarter, primarily resulting from lower levels of demand and other noninterest-bearing deposits.
Provision for Credit Losses
The provision for credit losses was a credit of $3.0 million in the current quarter, as compared to a credit of $1.0 million in the prior-year quarter. The credit provision in the current quarter was primarily driven by reductions in outstanding loans and undrawn loan commitments that resulted in a reduction in the inherent allowance ascribed to the commercial real estate, residential real estate, and commercial and institutional portfolios, partially offset by charge-offs in the current quarter. Net charge-offs in the current quarter were $3.0 million, resulting from charge-offs of $4.3 million and recoveries of $1.3 million. The prior-year quarter included $2.0 million of net charge-offs, reflecting $4.7 million of charge-offs and $2.7 million of recoveries. Nonperforming assets of $128.9 million decreased 31% from $186.8 million in the prior-year quarter. Residential real estate, commercial real estate, and commercial and institutional loans accounted for 91%, 5% and 4%, respectively, of total nonperforming loans and leases at March 31, 2018. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 16.
Noninterest Expense
The components of noninterest expense are provided below.
Table 13: Noninterest Expense

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Compensation	$471.7	$425.8	$45.9	11%
Employee Benefits	91.7	77.8	13.9	18
Outside Services	171.4	153.1	18.3	12
Equipment and Software	140.0	127.3	12.7	10
Occupancy	51.5	45.4	6.1	13
Other Operating Expense	69.0	65.1	3.9	6
Total Noninterest Expense	$995.3	$894.5	$100.8	11%
Compensation expense, the largest component of noninterest expense, totaled $471.7 million in the current quarter, up $45.9 million, or 11%, compared to $425.8 million in the prior-year quarter, primarily reflecting increased salary expense, higher cash-based incentive accruals, and higher severance charges of $6.1 million. The increase in salary expense was driven by the unfavorable impact of movements in foreign exchange rates, staff growth including the acquisition and integration of UBS Asset Management’s fund administration units in Luxembourg and Switzerland (the UBS acquisition), and base pay adjustments.
Employee benefits expense totaled $91.7 million in the current quarter, up $13.9 million, or 18%, compared to $77.8 million in the prior-year quarter, primarily due to higher retirement plan expenses and costs associated with the UBS acquisition.
Outside services expense totaled $171.4 million in the current quarter, up $18.3 million, or 12%, compared to $153.1 million in the prior-year quarter, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard, higher sub-custodian expenses, and increased costs associated with the UBS acquisition, partially offset by lower sub-advisor costs. There is a corresponding increase to trust, investment and other servicing fees as a result of the adoption of the new revenue recognition accounting standard.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Equipment and software expense totaled $140.0 million in the current quarter, up $12.7 million, or 10%, compared to $127.3 million in the prior-year quarter, primarily reflecting increased software amortization.
Occupancy expense totaled $51.5 million in the current quarter, up $6.1 million, or 13%, compared to $45.4 million in the prior-year quarter, primarily reflecting accelerated depreciation expense related to a previously announced facility exit.
Other operating expense totaled $69.0 million in the current quarter up 6% from $65.1 million in the prior-year quarter, primarily reflecting higher costs associated with the UBS acquisition and increases in various other operating expense categories.
The components of other operating expense are provided below.
Table 14: Other Operating Expense

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Business Promotion	$16.1	$16.1	$—	—%
Staff Related	5.4	8.7	(3.3)	(38)
FDIC Insurance Premiums	8.9	8.4	0.5	5
Other Intangibles Amortization	4.5	2.4	2.1	91
Other Expenses	34.1	29.5	4.6	16
Total Other Operating Expense	$69.0	$65.1	$3.9	6%
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2018 was $102.1 million, representing an effective tax rate of 21.1%, compared to $114.8 million in the prior-year quarter, representing an effective tax rate of 29.4%.
The decrease in the provision for income taxes was primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”). Also contributing to the decrease in the provision for income taxes compared to the prior-year quarter was a tax benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses of $22.6 million, partially offset by a $15.8 million net provision recorded in the current period representing adjustments to the initial estimated impact of the TCJA, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with non-U.S. branches and subsidiaries, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises. The initial estimated impact of the TCJA may continue to be refined in future periods as further information becomes available.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2018 and 2017. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 15: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$544.3	$462.9	$393.4	$345.3	$—	$—	$937.7	$808.2
Foreign Exchange Trading Income	62.4	49.1	1.2	0.9	14.9	(1.9)	78.5	48.1
Other Noninterest Income	46.6	44.2	25.7	25.5	3.5	4.9	75.8	74.6
Net Interest Income*	229.4	166.5	198.8	177.0	(35.5)	18.9	392.7	362.4
Revenue*	882.7	722.7	619.1	548.7	(17.1)	21.9	1,484.7	1,293.3
Provision for Credit Losses	(3.9)	0.3	0.9	(1.3)	—	—	(3.0)	(1.0)
Noninterest Expense	585.6	510.8	365.7	346.3	44.0	37.4	995.3	894.5
Income before Income Taxes*	301.0	211.6	252.5	203.7	(61.1)	(15.5)	492.4	399.8
Provision for Income Taxes*	66.8	66.9	62.4	76.8	(18.4)	(20.0)	110.8	123.7
Net Income	$234.2	$144.7	$190.1	$126.9	$(42.7)	$4.5	$381.6	$276.1
Percentage of Consolidated Net Income	61%	52%	50%	46%	(11)%	2%	100%	100%
Average Assets	$83,637.0	$77,803.5	$26,108.0	$26,661.8	$14,748.3	$12,011.1	$124,493.3	$116,476.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.7 million for 2018 and $8.9 million for 2017. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 22.

Corporate & Institutional Services
C&IS net income totaled $234.2 million in the current quarter compared to $144.7 million in the prior-year quarter, an increase of $89.5 million, or 62%. Noninterest income was $653.3 million in the current quarter, up $97.1 million, or 17%, from $556.2 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees, foreign exchange trading income, and security commissions and trading income.
Table 16: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Custody and Fund Administration	$373.9	$307.5	$66.4	22%
Investment Management	109.7	93.5	16.2	17
Securities Lending	26.0	23.8	2.2	9
Other	34.7	38.1	(3.4)	(9)
Total C&IS Trust, Investment and Other Servicing Fees	$544.3	$462.9	$81.4	18%
Custody and fund administration fees, the largest component of C&IS fees, are driven primarily by values of client AUC/A, transaction volumes and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on quarter-end or month-end values, values at the beginning of each quarter or average values for a month or quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees are based generally on market values of client assets under management throughout the period.
Custody and fund administration fees increased $66.4 million, or 22%, from the prior-year quarter, primarily due to new business, the favorable impact of movements in foreign exchange rates, and favorable markets. Investment management fees increased $16.2

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

million, or 17%, primarily due to favorable markets, new business, and the favorable impact of movements in foreign exchange rates. Securities lending fees increased 9%, primarily due to higher loan volumes, partially offset by lower spreads and fee splits. Other fees decreased 9%, primarily due to lower sub-advisor fees. The income associated with sub-advisor fees has an associated expense in outside services.
Foreign exchange trading income totaled $62.4 million in the current quarter, an increase of $13.3 million, or 27%, from $49.1 million in the prior-year quarter. The increase was driven primarily by higher client volumes.
Other noninterest income in C&IS totaled $46.6 million in the current quarter, up 5%, from $44.2 million in the prior-year quarter, primarily due to higher security commissions and trading income, partially offset by decreases in various other operating income categories.
Net interest income stated on an FTE basis was $229.4 million in the current quarter, up $62.9 million, or 38%, from $166.5 million in the prior-year quarter. The increase in net interest income was primarily attributable to an increase in the net interest margin and higher levels of earning assets. The net interest margin increased to 1.20% from 0.93% in the prior-year quarter, primarily due to higher short-term interest rates. The average earning assets totaled $77.7 billion, up from $72.6 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $55.2 billion in the current quarter, up from $47.3 billion in the prior-year quarter.
The provision for credit losses was a credit of $3.9 million in the current quarter, compared with a provision of $0.3 million in the prior-year quarter. The current quarter provision reflected reductions in outstanding loans and undrawn loan commitments that resulted in a reduction in the inherent allowance. The prior-year quarter provision reflected a specific reserve requirement, partially offset by a reduction in the inherent reserve requirement.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $585.6 million in the current quarter, up $74.8 million, or 15%, from $510.8 million in the prior-year quarter, primarily reflecting higher compensation expense, indirect expense allocations, outside services expense, other operating expense, and employee benefits expense.
The provision for income taxes was $66.8 million in the current quarter compared to $66.9 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.
Wealth Management
Wealth Management net income was $190.1 million in the current quarter, up $63.2 million, or 50%, from $126.9 million in the prior-year quarter. Noninterest income was $420.3 million, up $48.6 million, or 13%, from $371.7 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. Trust, investment and other servicing fees in Wealth Management totaled $393.4 million in the current quarter, increasing $48.1 million, or 14%, from $345.3 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 17: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2018	2017	Change
Central	$153.9	$137.4	$16.5	12%
East	98.9	85.2	13.7	16
West	78.6	69.6	9.0	13
Global Family Office	62.0	53.1	8.9	17
Total Wealth Management Trust, Investment and Other Servicing Fees	$393.4	$345.3	$48.1	14%
Wealth Management fee income is calculated primarily based on market values. The increase in Wealth Management fees across all regions was primarily attributable to favorable markets, a change in presentation of certain fees resulting from the adoption of

REPORTING SEGMENTS (continued)
Wealth Management (continued)

the new revenue recognition accounting standard, and new business. The 17% increase in Global Family Office fees was primarily attributable to new business and favorable markets.
Other noninterest income of $25.7 million in the current quarter was up slightly from $25.5 million in the prior-year quarter, primarily reflecting an increase in securities commissions and trading income.
Net interest income stated on an FTE basis was $198.8 million in the current quarter, up $21.8 million, or 12%, from $177.0 million in the prior-year quarter, primarily reflecting an increase in the net interest margin, partially offset by lower levels of earning assets. The net interest margin increased to 3.12% from 2.72% in the prior-year quarter, reflecting higher yields on earning assets. Average earning assets decreased $589.5 million to $25.8 billion from the prior-year quarter’s $26.4 billion. Earning assets and funding sources were primarily comprised of loans and domestic interest-bearing deposits, respectively.
The provision for credit losses was $0.9 million in the current quarter, compared with a credit provision of $1.3 million in the prior-year quarter. The current quarter provision reflected net charge-offs in the current quarter, partially offset by reductions in outstanding loans that resulted in a reduction in the inherent allowance. The prior-year quarter provision reflected reductions in outstanding loans and undrawn loan commitments and standby letters of credit that resulted in a reduction in the inherent allowance requirement, partially offset by an increase in the specific reserve requirement.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $365.7 million in the current quarter, compared to $346.3 million in the prior-year quarter, an increase of $19.4 million, or 6%, primarily reflecting higher indirect expense allocations and compensation expense.
The provision for income taxes was $62.4 million in the current quarter compared to $76.8 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.
Treasury and Other noninterest income increased $15.4 million, from $3.0 million in the prior-year quarter to $18.4 million in the current quarter, primarily due to higher foreign exchange trading income due to increased foreign exchange swap activity in treasury, partially offset by lower other noninterest income.
Net interest income decreased $54.4 million from $18.9 million in the prior-year quarter to net interest expense of $35.5 million in the current quarter. The reduction in net interest income in Treasury and Other was driven by higher net funds transfer pricing credits in the C&IS and Wealth Management segments, higher premium amortization in the securities portfolio, and an unfavorable currency mix shift. This was partially offset by the favorable impact of higher rates. Average earning assets increased $2.2 billion to $12.2 billion from $10.0 billion in the prior-year quarter.
Noninterest expense totaled $44.0 million in the current quarter, up $6.6 million, or 18%, from $37.4 million in the prior-year quarter, primarily reflecting higher compensation expense, equipment and software expense, and outside services expense, employee benefit expense, and occupancy expense, partially offset by higher indirect expense allocations to C&IS and Wealth Management as compared to the prior-year quarter.
The provision for income taxes was a benefit of $18.4 million in the current quarter compared to a $20.0 million benefit in the prior-year quarter, impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA. Also contributing to the change in the provision for income taxes compared to the prior-year quarter was a tax benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses of $22.6 million and a decrease in income before income taxes, partially offset by a $15.8 million net provision recorded in the current period representing adjustments to the initial estimated impact of the TCJA and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises.

CONSOLIDATED BALANCE SHEETS

Total assets were $129.7 billion and $138.6 billion at March 31, 2018 and December 31, 2017, respectively, and averaged $124.5 billion in the current quarter compared with $116.5 billion in the quarter ended March 31, 2017. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Loans and leases totaled $32.1 billion and $32.6 billion at March 31, 2018 and December 31, 2017, respectively, and averaged $32.5 billion in the current quarter, down 4% from $33.7 billion in the quarter ended March 31, 2017. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $49.6 billion and $47.4 billion at March 31, 2018 and December 31, 2017, respectively, and averaged $48.3 billion for the current quarter, up 8% from $44.8 billion in the quarter ended March 31, 2017. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits totaled $38.7 billion and $49.6 billion at March 31, 2018 and December 31, 2017, respectively, and averaged $34.9 billion in the current quarter, up 14% from $30.5 billion in the quarter ended March 31, 2017, primarily reflecting increased Federal Reserve and other central bank deposits. Interest-bearing client deposits at March 31, 2018 and December 31, 2017, totaled $77.2 billion and $83.8 billion, respectively, and averaged $76.2 billion in the current quarter compared to $69.2 billion in the quarter ended March 31, 2017. Noninterest-bearing client deposits at March 31, 2018 and December 31, 2017 totaled $28.0 billion and $28.6 billion, respectively, and averaged $22.0 billion in the current quarter, down 14% from $25.7 billion in the quarter ended March 31, 2017.
Total stockholders’ equity was $10.2 billion at both March 31, 2018 and December 31, 2017, respectively, and averaged $10.1 billion for the current quarter, up 4% from $9.8 billion for the quarter ended March 31, 2017. The increase in stockholders’ equity was primarily attributable to earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.
During the three months ended March 31, 2018, the Corporation declared cash dividends totaling $96.4 million to common stockholders, and cash dividends totaling $17.3 million to preferred stockholders. During the three months ended March 31, 2018, the Corporation repurchased 2,518,409 shares of common stock, including 379,123 shares withheld related to share-based compensation, at a total cost of $263.2 million ($104.51 average price per share).
CAPITAL RATIOS
The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2018, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 25: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	March 31, 2018		December 31, 2017		March 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.0%	12.3%	13.5%	12.6%	12.9%	12.2%
Tier 1	14.3%	13.6%	14.8%	13.8%	14.2%	13.4%
Total	16.2%	15.5%	16.7%	15.8%	15.6%	15.0%
Tier 1 Leverage	7.6%	7.6%	7.8%	7.8%	8.2%	8.2%
Supplementary Leverage	6.6%	N/A	6.8%	N/A	6.9%	N/A

Capital Ratios — The Northern Trust Company	March 31, 2018		December 31, 2017		March 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.6%	12.6%	13.7%	12.6%	12.9%	12.0%
Tier 1	13.6%	12.6%	13.7%	12.6%	12.9%	12.0%
Total	15.2%	14.3%	15.4%	14.3%	14.6%	13.8%
Tier 1 Leverage	7.0%	7.0%	7.0%	7.0%	7.2%	7.2%
Supplementary Leverage	6.1%	N/A	6.1%	N/A	6.1%	N/A

STATEMENTS OF CASH FLOWS

Net cash used in operating activities of $477.8 million for the three months ended March 31, 2018 was primarily attributable to higher net collateral deposited with derivative counterparties and net changes in other operating activities, primarily due to incentive payments, an increase in prepaid expenses, and a decrease in accounts payable, partially offset by period earnings. For the three months ended March 31, 2017, net cash provided by operating activities of $784.7 million was primarily attributable to lower net collateral deposited with counterparties and period earnings, partially offset by net changes in other operating activities due to incentive payments and a decrease in accounts payable.
Net cash provided by investing activities of $11.2 billion for the three months ended March 31, 2018 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, client security settlement receivables, interest-bearing deposits with banks, and loans and leases, partially offset by net purchases of debt securities held to maturity and available for sale, and higher levels of federal funds sold and securities purchased under agreements to resell. For the three months ended March 31, 2017, net cash provided by investing activities of $1.0 billion was primarily attributable to decreased levels of Federal Reserve and other central bank deposits and net proceeds from sale, maturity and redemption of debt securities available for sale and held to maturity, partially offset by increased client security settlement receivables.
Net cash used in financing activities of $9.2 billion for the three months ended March 31, 2018 was primarily attributable to decreased levels of total deposits and federal funds purchased and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by higher short-term other borrowings. The decrease in total deposits was primarily attributable to lower levels of interest-bearing non-U.S. office client deposits. For the three months ended March 31, 2017, net cash used in financing activities of $2.7 billion was primarily attributable to decreased levels of total deposits and short-term other borrowings. The decrease in total deposits was attributable to lower levels of interest-bearing non-U.S. office and savings and money market client deposits.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio, with 79% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2018, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 9% was rated double-A, 2% was rated below double-A, and 10% was not rated by Moody’s Investors Service or Standard and Poor’s (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long term ratings are at least A).
Net unrealized losses within the investment securities portfolio totaled $272.3 million at March 31, 2018, compared to net unrealized losses of $160.8 million as of December 31, 2017. Net unrealized losses as of March 31, 2018 were comprised of $91.7 million and $364.0 million of gross unrealized gains and losses, respectively. Unrealized losses as of March 31, 2018 of $147.9 million and $52.1 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since purchase. $49.1 million of unrealized losses in securities classified as “other” related to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligation under the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Also, $29.6 million of the unrealized losses related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase. As of March 31, 2018, 38% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the three months ended March 31, 2018, charges of $0.2 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA-eligible securities. There were $0.1 million OTTI losses for the three months ended March 31, 2017. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
Northern Trust participates in the repurchase agreement market as a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on

ASSET QUALITY (continued)
Securities Portfolio (continued)

exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until their repurchase.
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
Table 26: Nonperforming Assets

($ In Millions)	March 31, 2018		December 31, 2017		March 31, 2017
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$4.4		$26.0		$25.9
Commercial Real Estate	6.2		8.3		12.1
Total Commercial	10.6		34.3		38.0
Personal
Residential Real Estate	$114.1		$116.4		$141.7
Private Client	—		—		0.2
Total Personal	114.1		116.4		141.9
Total Nonperforming Loans and Leases	124.7		150.7		179.9
Other Real Estate Owned	4.2		4.6		6.9
Total Nonperforming Assets	$128.9		$155.3		$186.8
90 Day Past Due Loans Still Accruing	$6.2		$8.0		$9.9
Nonperforming Loans and Leases to Total Loans and Leases	0.39%		0.46%		0.54%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.0	x	0.9	x	0.9	x
Nonperforming assets of $128.9 million as of March 31, 2018, primarily reflected decreases within the residential real estate and commercial and institutional portfolios as a result of payments and charge-offs, partially offset by new nonperforming assets as compared to the prior year. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
The provision for credit losses was a credit of $3.0 million in the current quarter, compared to a credit of $1.0 million in the prior-year quarter. Net charge-offs were $3.0 million, resulting from $4.3 million of charge-offs and $1.3 million of recoveries, compared to $2.0 million of net charge-offs in the prior-year quarter, resulting from $4.7 million of charge-offs and $2.7 million of recoveries. Residential real estate loans accounted for 91% and 79% of total nonperforming loans and leases at March 31, 2018 and 2017, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2018 and 2017 due to charge-offs, recoveries and provisions for credit losses.

ASSET QUALITY (continued)
Provision and Allowance for Credit Losses (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 27: Allocation of the Allowance for Credit Losses

	March 31, 2018		December 31, 2017		March 31, 2017
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$5.0	—%	$5.4	—%	$8.7	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	33.7	28	34.7	27	34.9	28
Commercial Real Estate	40.9	11	43.3	11	68.1	12
Lease Financing, net	0.1	1	0.2	1	0.3	1
Non-U.S.	—	5	—	5	—	5
Other	1.5	1	1.5	1	0.6	1
Total Commercial	76.2	46	79.7	45	103.9	47
Personal
Residential Real Estate	55.5	22	57.3	22	65.9	22
Private Client	9.5	32	9.5	33	8.3	31
Other	1.6	—	1.9	—	2.2	—
Total Personal	66.6	54	68.7	55	76.4	53
Total Allocated Inherent Allowance	$142.8	100%	$148.4	100%	$180.3	100%
Total Allowance for Credit Losses	$147.8		$153.8		$189.0
Allowance Assigned to
Loans and Leases	$125.4		$131.2		$162.0
Undrawn Commitments and Standby Letters of Credit	22.4		22.6		27.0
Total Allowance for Credit Losses	$147.8		$153.8		$189.0
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.39%		0.40%		0.48%

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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017.
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
The NII sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate NII sensitivity given uncertainty in the assumptions. The following key assumptions are incorporated into the simulation:

▪
the balance sheet size and mix remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain non-maturity deposits that are considered short-term in nature and therefore receive a more conservative interest-bearing treatment;

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point upward and 50 basis point downward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates, the simulation of NII for downward movements in interest rates of more than 50 basis points would not provide meaningful results.
Table 28: Net Interest Income Sensitivity as of March 31, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$71
200 Basis Points	110
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(64)
The NII sensitivity analysis does not incorporate any management actions that may be used to mitigate adverse effects of actual interest rate movement. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values

MARKET RISK MANAGEMENT (continued)

of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in documents filed with or furnished to the U.S. Securities and Exchange Commission by the Corporation prior to its Annual Report on Form 10-K for the year ended December 31, 2017 due to changes to client deposit pricing assumptions and the implementation of interest rate risk model enhancements.
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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions. Many of the assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

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
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 50 basis point shock down from current market implied forward rates. Given the low level of interest rates and assumed interest rate floors as rates approach zero, the simulation of MVE for downward movements in interest rates of more than 50 basis points would not provide meaningful results.
Table 29: Market Value of Equity Sensitivity as of March 31, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$228
200 Basis Points	10
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(352)
The MVE simulations do not incorporate any management actions that may be used to mitigate adverse effects of actual interest rate movements. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. MVE sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in documents filed with or furnished to the U.S. Securities and Exchange Commission by the Corporation prior to its Annual Report on Form 10-K for the year ended December 31, 2017 due to changes to client deposit pricing assumptions and the implementation of interest rate risk model enhancements.
During the period ended March 31, 2018, Northern Trust did not exceed its NII sensitivity limits or its MVE sensitivity limits.
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

MARKET RISK MANAGEMENT (continued)

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
Table 30: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
High	$0.3	$1.0	$0.2	$0.4	$0.3	$1.0
Low	0.1	0.1	—	—	0.1	0.1
Average	0.2	0.5	0.1	0.1	0.2	0.5
Quarter-End	0.1	0.3	—	—	0.1	0.3
RECONCILIATION OF CERTAIN REPORTED ITEMS TO FULLY TAXABLE EQUIVALENTS
The following table presents a reconciliation of interest income, net interest income, net interest margin, and revenue prepared in accordance with GAAP to such measures on an FTE basis, which are non-GAAP financial measures. Management believes this presentation provides a clearer indication of these financial measures for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income.
Table 31: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	March 31, 2018			March 31, 2017
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$505.9	$8.7	$514.6	$410.3	$8.9	$419.2
Interest Expense	121.9	—	121.9	56.8	—	56.8
Net Interest Income	$384.0	$8.7	$392.7	$353.5	$8.9	$362.4
Net Interest Margin	1.35%		1.38%	1.32%		1.35%

Revenue	$1,476.0	$8.7	$1,484.7	$1,284.4	$8.9	$1,293.3

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize on the balance sheet a liability to make future lease payments, known as the lease liability, and a right-of-use asset (ROU asset) representing its right to use the underlying asset over the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with certain practical expedients available. Northern Trust has established an overall governance structure and a detailed project plan for its implementation efforts, has taken further action in defining the future operating model for lease accounting and is continuing to refine its lease inventory. Although Northern Trust is currently assessing the impact of ASU 2016-02, it is expected to have a significant impact on Northern Trust’s consolidated financial condition, with the most significant changes related to the recognition of ROU assets and lease liabilities for operating leases. ASU 2016-02 is not expected to impact significantly Northern Trust’s consolidated results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS (continued)

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
Northern Trust has established a working group across various functions, an overall governance structure, and has finalized a detailed project plan for its implementation efforts. Further, Northern Trust assessed its current inventory of underlying credit models along with the suitability of these models for the overall expected loss impairment model under ASU 2016-13 and prepared a comprehensive gap analysis. Northern Trust is currently focusing efforts on development activities for new and modified credit loss models and defining its forecasting process. Northern Trust continues to evaluate specific application issues and the overall impact of the adoption of ASU 2016-13.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). The main provisions of ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Further, ASU 2017-12 eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Northern Trust has adopted ASU 2017-12 as of April 1, 2018. Northern Trust currently applies the “shortcut” method of accounting available under GAAP for substantially all fair value hedges and other aspects of Northern Trust’s current hedge accounting program and therefore ASU 2017-12 did not impact significantly Northern Trust’s consolidated financial condition or results of operations upon adoption.

FORWARD-LOOKING STATEMENTS

This report may include statements which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified typically by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements, other than those related to historical facts, that relate to Northern Trust’s financial results and outlook; capital adequacy; dividend policy and share repurchase program; accounting estimates and assumptions; credit quality including allowance levels; future pension plan contributions; effective tax rate; anticipated expense levels; contingent liabilities; acquisitions; strategies; industry trends; and expectations regarding the impact of accounting pronouncements and legislation. These statements are based on Northern Trust’s current beliefs and expectations of future events or future results, and involve risks and uncertainties that are difficult to predict and subject to change. These statements are also based on assumptions about many important factors, including:

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

•
Northern Trust’s ability to address operating risks, including those related to cyber-security, data security, human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

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

•
failure to address in the Corporation’s resolution plan submitted in December 2017 the “shortcomings” jointly identified by the Federal Reserve Board and FDIC in the resolution plan submitted by the Corporation in December 2015;

•	failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;

•
changes in tax laws, accounting requirements or interpretations and other legislation in the United States or other countries that could affect Northern Trust or its clients including with respect to the adoption of the Tax Cuts and Jobs Act;

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

•
other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.

Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and Due from Banks	$6,081.4	$4,518.1
Federal Reserve and Other Central Bank Deposits	29,446.8	40,479.1
Interest-Bearing Deposits with Banks	4,931.4	5,611.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,534.0	1,324.3
Debt Securities
Available for Sale	34,258.0	33,742.1
Held to Maturity (Fair value of $14,260.4 and $13,010.9)	14,334.6	13,049.0
Trading Account	8.9	0.5
Total Debt Securities	48,601.5	46,791.6
Loans and Leases
Commercial	14,615.2	14,558.0
Personal	17,493.7	18,034.2
Total Loans and Leases (Net of unearned income of $30.2 and $35.5)	32,108.9	32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(125.4)	(131.2)
Buildings and Equipment	442.6	464.6
Client Security Settlement Receivables	581.5	1,647.0
Goodwill	611.6	605.6
Other Assets	5,457.9	4,687.3
Total Assets	$129,672.2	$138,590.5
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$18,349.4	$18,712.2
Savings, Money Market and Other Interest-Bearing	16,142.9	16,975.3
Savings Certificates and Other Time	947.5	1,152.3
Non U.S. Offices — Noninterest-Bearing	9,676.3	9,878.8
— Interest-Bearing	60,075.3	65,672.2
Total Deposits	105,191.4	112,390.8
Federal Funds Purchased	332.8	2,286.1
Securities Sold Under Agreements to Repurchase	810.0	834.0
Other Borrowings	7,033.6	6,051.1
Senior Notes	1,497.5	1,497.3
Long-Term Debt	1,422.6	1,449.5
Floating Rate Capital Debt	277.5	277.5
Other Liabilities	2,880.8	3,588.0
Total Liabilities	119,446.2	128,374.3
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 224,991,295 and 226,126,674	408.6	408.6
Additional Paid-In Capital	1,020.4	1,047.2
Retained Earnings	9,973.8	9,685.1
Accumulated Other Comprehensive Loss	(505.7)	(414.3)
Treasury Stock (20,180,229 and 19,044,850 shares, at cost)	(1,553.1)	(1,392.4)
Total Stockholders’ Equity	10,226.0	10,216.2
Total Liabilities and Stockholders’ Equity	$129,672.2	$138,590.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions Except Share Information)	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$937.7	$808.2
Foreign Exchange Trading Income	78.5	48.1
Treasury Management Fees	14.0	14.7
Security Commissions and Trading Income	27.2	20.5
Other Operating Income	34.8	39.7
Investment Security Gains (Losses), net (Note)	(0.2)	(0.3)
Total Noninterest Income	1,092.0	930.9
Net Interest Income
Interest Income	505.9	410.3
Interest Expense	121.9	56.8
Net Interest Income	384.0	353.5
Provision for Credit Losses	(3.0)	(1.0)
Net Interest Income after Provision for Credit Losses	387.0	354.5
Noninterest Expense
Compensation	471.7	425.8
Employee Benefits	91.7	77.8
Outside Services	171.4	153.1
Equipment and Software	140.0	127.3
Occupancy	51.5	45.4
Other Operating Expense	69.0	65.1
Total Noninterest Expense	995.3	894.5
Income before Income Taxes	483.7	390.9
Provision for Income Taxes	102.1	114.8
Net Income	$381.6	$276.1
Preferred Stock Dividends	17.3	20.7
Net Income Applicable to Common Stock	$364.3	$255.4
Per Common Share
Net Income — Basic	$1.59	$1.10
— Diluted	1.58	1.09
Average Number of Common Shares Outstanding — Basic	225,681,167	229,059,540
— Diluted	227,047,519	230,630,876

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.2)	$(0.1)
Other Security Gains (Losses), net	—	(0.2)
Investment Security Gains (Losses), net	$(0.2)	$(0.3)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended March 31,
(In Millions)	2018	2017
Net Income	$381.6	$276.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(55.0)	19.3
Net Unrealized (Losses) Gains on Cash Flow Hedges	(3.7)	(5.3)
Foreign Currency Translation Adjustments	(13.1)	2.0
Pension and Other Postretirement Benefit Adjustments	5.7	2.0
Other Comprehensive Income	(66.1)	18.0
Comprehensive Income	$315.5	$294.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2018	2017
Preferred Stock
Series C, Balance at January 1 and March 31	$388.5	$388.5
Series D, Balance at January 1 and March 31	493.5	493.5
Balance at January 1 and March 31	882.0	882.0
Common Stock
Balance at January 1 and March 31	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,047.3	1,035.8
Treasury Stock Transactions — Stock Options and Awards	(83.5)	(81.8)
Stock Options and Awards — Amortization	56.6	56.2
Balance at March 31	1,020.4	1,010.2
Retained Earnings
Balance at January 1	9,685.1	8,908.4
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	25.3	—
Change in Accounting Principle	(4.5)	—
Net Income	381.6	276.1
Dividends Declared — Common Stock	(96.4)	(89.4)
Dividends Declared — Preferred Stock	(17.3)	(20.7)
Balance at March 31	9,973.8	9,074.4
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(414.3)	(370.0)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(25.3)	—
Net Unrealized Gains on Debt Securities Available for Sale	(55.0)	19.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	(3.7)	(5.3)
Foreign Currency Translation Adjustments	(13.1)	2.0
Pension and Other Postretirement Benefit Adjustments	5.7	2.0
Balance at March 31	(505.7)	(352.0)
Treasury Stock
Balance at January 1	(1,392.4)	(1,094.4)
Stock Options and Awards	102.5	119.0
Stock Purchased	(263.2)	(70.1)
Balance at March 31	(1,553.1)	(1,045.5)
Total Stockholders’ Equity at March 31	$10,226.0	$9,977.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$381.6	$276.1
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Investment Security Losses, net	0.2	0.3
Amortization and Accretion of Securities and Unearned Income, net	35.6	18.9
Provision for Credit Losses	(3.0)	(1.0)
Depreciation on Buildings and Equipment	27.8	23.3
Amortization of Computer Software	83.6	75.6
Amortization of Intangibles	4.5	2.4
Pension Plan Contributions	(71.9)	(11.5)
Change in Receivables	(79.7)	(5.6)
Change in Interest Payable	5.7	5.9
Change in Collateral With Derivative Counterparties, net	(619.8)	572.5
Other Operating Activities, net	(242.4)	(172.2)
Net Cash (Used in) Provided by Operating Activities	(477.8)	784.7
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(211.9)	52.7
Change in Interest-Bearing Deposits with Banks	660.2	(327.8)
Net Change in Federal Reserve and Other Central Bank Deposits	11,533.0	767.1
Purchases of Debt Securities — Held to Maturity	(5,511.6)	(2,284.1)
Proceeds from Maturity and Redemption of Debt Securities — Held to Maturity	4,678.4	2,450.9
Purchases of Debt Securities — Available for Sale	(2,725.3)	(2,633.6)
Proceeds from Sale, Maturity and Redemption of Debt Securities — Available for Sale	2,044.4	3,235.9
Change in Loans and Leases	491.2	153.0
Purchases of Buildings and Equipment	(6.0)	(14.3)
Purchases and Development of Computer Software	(79.8)	(79.9)
Change in Client Security Settlement Receivables	1,058.2	(519.8)
Other Investing Activities, net	(774.6)	226.4
Net Cash Provided by Investing Activities	11,156.2	1,026.5
Cash Flows from Financing Activities:
Change in Deposits	(7,841.1)	(1,671.8)
Change in Federal Funds Purchased	(1,953.3)	164.7
Change in Securities Sold under Agreements to Repurchase	(23.8)	(40.4)
Change in Short-Term Other Borrowings	997.7	(1,030.6)
Repayments of Senior Notes and Long-Term Debt	(1.7)	(3.8)
Treasury Stock Purchased	(263.2)	(70.1)
Net Proceeds from Stock Options	19.1	37.2
Cash Dividends Paid on Common Stock	(95.0)	(86.9)
Cash Dividends Paid on Preferred Stock	(5.9)	(5.9)
Net Cash Used in Financing Activities	(9,167.2)	(2,707.6)
Effect of Foreign Currency Exchange Rates on Cash	52.1	213.6
Change in Cash and Due from Banks	1,563.3	(682.8)
Cash and Due from Banks at Beginning of Year	4,518.1	5,332.0
Cash and Due from Banks at End of Period	$6,081.4	$4,649.2
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$116.0	$50.8
Income Taxes Paid	29.7	43.5
Transfers from Loans to OREO	1.1	2.3

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2018 and 2017, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Note 2 – Recent Accounting Pronouncements

On January 1, 2018, Northern Trust adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). The primary objective of ASU 2014-09 is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Northern Trust adopted ASU 2014-09 using the modified retrospective method applied to contracts not yet completed as of the date of adoption. Results for reporting periods beginning January 1, 2018 are presented under ASU 2014-09, including certain changes to gross versus net presentation, whereas prior period amounts are not adjusted. The impact of adopting ASU 2014-09 resulted in a $4.0 million reduction in retained earnings. Please refer to Note 14 – “Revenue from Contracts with Clients” for further information.

On January 1, 2018, Northern Trust adopted ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income unless a policy election is made for investments without readily determinable fair values. Additionally, ASU 2016-01 requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Furthermore, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The impact of adopting ASU 2016-01 resulted in a $0.5 million reduction in retained earnings.

On January 1, 2018, Northern Trust adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides guidance on eight specific cash flow issues, thereby reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Upon adoption of ASU 2016-15, there was no significant impact to Northern Trust’s consolidated statement of cash flows.

On January 1, 2018, Northern Trust adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets (excluding inventory) in the period in which the transfer occurs. Upon adoption of ASU 2016-16, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.

On January 1, 2018, Northern Trust adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (ASU 2016-18). ASU 2016-18 requires an entity to include amounts generally described as restricted cash and cash equivalents with cash and cash equivalents when reconciling beginning and end of period total cash balances in the statement of cash flows and as a result, transfers between cash and cash equivalents, and restricted cash and cash equivalents, will not be presented in the statement of cash flows as cash flow activities. Additionally, if the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash and cash equivalents, an entity needs to disclose a reconciliation between the balance sheet and the statement of cash flows. Furthermore, if restricted cash and cash equivalents are material, an entity should disclose information about the nature of restrictions. Upon adoption of ASU 2016-18, there was no significant impact to Northern Trust’s consolidated statement of cash flows.

Notes to Consolidated Financial Statements (unaudited) (continued)

On January 1, 2018, Northern Trust adopted ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU 2017-01 provide a more robust framework to use in determining when a set of assets and activities is a business. Upon adoption of ASU 2017-01, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.

On January 1, 2018, Northern Trust adopted ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. Transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under Accounting Standards Codification 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 also impacts the accounting for partial sales of nonfinancial assets, and provides that when an entity transfers its controlling financial interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value. This will result in full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. Upon adoption of ASU 2017-05, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.

On January 1, 2018, Northern Trust adopted ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). Under previous GAAP, net benefit cost on pension and postretirement benefit plans included multiple components, including current period employee service cost, interest cost on the obligation, expected return on plan assets, and amortization of various amounts deferred from previous periods. ASU 2017-07 requires the bifurcation of the net benefit cost by presenting separately the service cost component from the other components of net benefit cost. Northern Trust provides a detailed breakdown of its net periodic pension costs components including a reference to the respective income statement line in the footnotes and therefore there were no changes to the presentation of net periodic pension costs in the results of operations upon adoption of ASU 2017-07.

On January 1, 2018, Northern Trust adopted ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 clarifies which types of changes to share-based payment awards are in scope of modification accounting. ASU 2017-09 also provides clarification related to the fair value assessment with respect to determining whether a fair value calculation is required and the appropriate unit of account to apply. Upon adoption of ASU 2017-09, there was no impact to Northern Trust’s consolidated financial condition or results of operations.

On January 1, 2018, Northern Trust adopted ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). The amendments in ASU 2018-02 allow an entity to elect to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however early adoption is permitted. The amendments in ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Upon adoption of ASU 2018-02, Northern Trust elected to reclassify $25.3 million of income tax effects from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. In the normal course, it is Northern Trust’s policy to release income tax effects from accumulated other comprehensive income on an aggregate portfolio basis. Please refer to Note 12 – “Accumulated Other Comprehensive Income (Loss)” for further information.
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the three months ended March 31, 2018 or the year ended December 31, 2017.

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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2018, Northern Trust’s available for sale debt securities portfolio included 1,426 Level 2 debt securities with an aggregate market value of $28.6 billion. All 1,426 debt securities were valued by external pricing vendors. As of December 31, 2017, Northern Trust’s available for sale debt securities portfolio included 1,436 Level 2 debt securities with an aggregate market value of $28.0 billion. All 1,436 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $8.9 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively, were all valued using external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 20 – “Contingent Liabilities” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the fair values of Northern Trust’s Level 3 assets and liabilities as of March 31, 2018 and December 31, 2017, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such assets and liabilities as of such dates.
Table 32: Level 3 Significant Unobservable Inputs

	March 31, 2018
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$2.9	million	Comparables	Price	$89		—	100
Swaps Related to Sale of Certain Visa Class B Common Shares	$31.3	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.63	x	—	1.65x
				Expected Duration	1.5		—	4.0 years

	December 31, 2017
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.3	million	Comparables	Price	$92		—	100
Swap Related to Sale of Certain Visa Class B Common Shares	$29.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.63	x	—	1.65x
				Expected Duration	1.5		—	4.0 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by fair value hierarchy level.
Table 33: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2018
Debt Securities
Available for Sale
U.S. Government	$5,651.7	$—	$—	$—	$5,651.7
Obligations of States and Political Subdivisions	—	687.7	—	—	687.7
Government Sponsored Agency	—	19,554.7	—	—	19,554.7
Non-U.S. Government	—	141.0	—	—	141.0
Corporate Debt	—	2,706.7	—	—	2,706.7
Covered Bonds	—	842.2	—	—	842.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,983.0	—	—	1,983.0
Other Asset-Backed	—	2,224.2	—	—	2,224.2
Auction Rate	—	—	2.9	—	2.9
Commercial Mortgage-Backed	—	442.9	—	—	442.9
Other	—	21.0	—	—	21.0
Total Available for Sale	5,651.7	28,603.4	2.9	—	34,258.0
Trading Account	—	8.9	—	—	8.9
Total Available for Sale and Trading Debt Securities	5,651.7	28,612.3	2.9	—	34,266.9
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,052.6	—	—	2,052.6
Interest Rate Contracts	—	89.7	—	—	89.7
Other Financial Derivatives (1)	—	0.2	—	—	0.2
Total Derivative Assets	—	2,142.5	—	(1,160.8)	981.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,059.1	—	—	2,059.1
Interest Rate Contracts	—	98.7	—	—	98.7
Other Financial Derivatives (2)	—	—	31.3	—	31.3
Total Derivative Liabilities	$—	$2,157.8	$31.3	$(1,529.7)	$659.4
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2018, derivative assets and liabilities shown above also include reductions of $74.9 million and $443.8 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line consists of total return swaps.

(2)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2017
Debt Securities
Available for Sale
U.S. Government	$5,700.3	$—	$—	$—	$5,700.3
Obligations of States and Political Subdivisions	—	746.4	—	—	746.4
Government Sponsored Agency	—	18,676.6	—	—	18,676.6
Non-U.S. Government	—	177.2	—	—	177.2
Corporate Debt	—	2,993.0	—	—	2,993.0
Covered Bonds	—	875.6	—	—	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,820.0	—	—	1,820.0
Other Asset-Backed	—	2,291.3	—	—	2,291.3
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage-Backed	—	435.1	—	—	435.1
Other	—	22.3	—	—	22.3
Total Available for Sale	5,700.3	28,037.5	4.3	—	33,742.1
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	5,700.3	28,038.0	4.3	—	33,742.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,557.1	—	—	2,557.1
Interest Rate Contracts	—	97.0	—	—	97.0
Total Derivative Assets	—	2,654.1	—	(1,860.0)	794.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,715.1	—	—	2,715.1
Interest Rate Contracts	—	83.5	—	—	83.5
Other Financial Derivatives (1)	—	0.7	29.7	—	30.4
Total Derivative Liabilities	$—	$2,799.3	$29.7	$(1,621.4)	$1,207.6
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

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2018 and 2017.
Table 34: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2018	2017
Fair Value at January 1	$4.3	$4.7
Total Gains (Losses):
Included in Other Comprehensive Income (1)	—	—
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	(1.4)	(0.4)
Fair Value at March 31	$2.9	$4.3

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on debt securities available for sale in the consolidated statements of comprehensive income.
Table 35: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended March 31,	2018	2017
Fair Value at January 1	$29.7	$25.2
Total (Gains) Losses:
Included in Earnings (1)	4.2	2.9
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(2.6)	(1.7)
Fair Value at March 31	$31.3	$26.4

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.
During the three months ended March 31, 2018 and 2017, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at March 31, 2018 and 2017, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $9.7 million and $0.4 million, respectively, at March 31, 2018, and $28.7 million and $0.6 million, respectively, at March 31, 2017. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
Table 36: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	March 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$9.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.4 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2017
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$12.2 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 37: Fair Value of Financial Instruments

(In Millions)	March 31, 2018
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$6,081.4	$6,081.4	$6,081.4	$—	$—
Federal Reserve and Other Central Bank Deposits	29,446.8	29,446.8	—	29,446.8	—
Interest-Bearing Deposits with Banks	4,931.4	4,931.4	—	4,931.4	—
Federal Funds Sold and Resell Agreements	1,534.0	1,534.0	—	1,534.0	—
Debt Securities
Available for Sale (Note)	34,258.0	34,258.0	5,651.7	28,603.4	2.9
Held to Maturity	14,334.6	14,260.4	87.9	14,172.5	—
Trading Account	8.9	8.9	—	8.9	—
Loans (excluding Leases)
Held for Investment	31,786.7	31,841.1	—	—	31,841.1
Held for Sale	0.8	0.8	—	—	0.8
Client Security Settlement Receivables	581.5	581.5	—	581.5	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	268.1	268.1	—	268.1	—
Community Development Investments	405.5	405.5	—	405.5	—
Employee Benefit and Deferred Compensation	210.9	204.6	132.3	72.3	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$44,168.6	$44,168.6	$44,168.6	$—	$—
Savings Certificates and Other Time	947.5	947.4	—	947.4	—
Non U.S. Offices Interest-Bearing	60,075.3	60,075.3	—	60,075.3	—
Federal Funds Purchased	332.8	332.8	—	332.8	—
Securities Sold under Agreements to Repurchase	810.0	810.0	—	810.0	—
Other Borrowings	7,033.6	7,035.2	—	7,035.2	—
Senior Notes	1,497.5	1,505.1	—	1,505.1	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,410.0	1,412.6	—	1,412.6	—
Floating Rate Capital Debt	277.5	260.5	—	260.5	—
Other Liabilities
Standby Letters of Credit	29.4	29.4	—	—	29.4
Loan Commitments	32.1	32.1	—	—	32.1
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$56.8	$56.8	$—	$56.8	$—
Liabilities	59.3	59.3	—	59.3	—
Interest Rate Contracts
Assets	26.5	26.5	—	26.5	—
Liabilities	18.0	18.0	—	18.0	—
Other Financial Derivatives
Assets (1)	0.2	0.2	—	0.2	—
Liabilities (2)	31.3	31.3	—	—	31.3
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,995.8	1,995.8	—	1,995.8	—
Liabilities	1,999.8	1,999.8	—	1,999.8	—
Interest Rate Contracts
Assets	63.2	63.2	—	63.2	—
Liabilities	80.7	80.7	—	80.7	—
Note: Refer to the table located on page 34 for the disaggregation of available for sale debt securities.

(1)	This line consists of total return swaps.

(2)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2017
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,518.1	$4,518.1	$4,518.1	$—	$—
Federal Reserve and Other Central Bank Deposits	40,479.1	40,479.1	—	40,479.1	—
Interest-Bearing Deposits with Banks	5,611.9	5,611.9	—	5,611.9	—
Federal Funds Sold and Resell Agreements	1,324.3	1,324.3	—	1,324.3	—
Debt Securities
Available for Sale (Note)	33,742.1	33,742.1	5,700.3	28,037.5	4.3
Held to Maturity	13,049.0	13,010.9	35.0	12,975.9	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	32,211.1	32,375.8	—	—	32,375.8
Held for Sale	20.9	20.9	—	—	20.9
Client Security Settlement Receivables	1,647.0	1,647.0	—	1,647.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	223.1	223.1	—	223.1	—
Community Development Investments	415.3	415.3	—	415.3	—
Employee Benefit and Deferred Compensation	183.4	181.5	115.5	66.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$45,566.3	$45,566.3	$45,566.3	$—	$—
Savings Certificates and Other Time	1,152.3	1,153.6	—	1,153.6	—
Non U.S. Offices Interest-Bearing	65,672.2	65,672.2	—	65,672.2	—
Federal Funds Purchased	2,286.1	2,286.1	—	2,286.1	—
Securities Sold under Agreements to Repurchase	834.0	834.0	—	834.0	—
Other Borrowings	6,051.1	6,052.9	—	6,052.9	—
Senior Notes	1,497.3	1,528.4	—	1,528.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,435.1	1,449.8	—	1,449.8	—
Floating Rate Capital Debt	277.5	260.0	—	260.0	—
Other Liabilities
Standby Letters of Credit	30.3	30.3	—	—	30.3
Loan Commitments	33.1	33.1	—	—	33.1
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.1	$30.1	$—	$30.1	$—
Liabilities	192.6	192.6	—	192.6	—
Interest Rate Contracts
Assets	31.9	31.9	—	31.9	—
Liabilities	19.4	19.4	—	19.4	—
Other Financial Derivatives
Liabilities (1)	30.4	30.4	—	0.7	29.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,527.0	2,527.0	—	2,527.0	—
Liabilities	2,522.5	2,522.5	—	2,522.5	—
Interest Rate Contracts
Assets	65.1	65.1	—	65.1	—
Liabilities	64.1	64.1	—	64.1	—
Note: Refer to the table located on page 35 for the disaggregation of available for sale debt securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of debt securities at March 31, 2018 and December 31, 2017.
Table 38: Reconciliation of Amortized Cost to Fair Value of Debt Securities Available for Sale

Debt Securities Available for Sale	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,678.2	$25.6	$52.1	$5,651.7
Obligations of States and Political Subdivisions	690.3	0.5	3.1	687.7
Government Sponsored Agency	19,668.2	34.4	147.9	19,554.7
Non-U.S. Government	143.2	—	2.2	141.0
Corporate Debt	2,732.0	3.6	28.9	2,706.7
Covered Bonds	848.6	0.8	7.2	842.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,983.2	5.3	5.5	1,983.0
Other Asset-Backed	2,239.7	1.3	16.8	2,224.2
Auction Rate	3.0	—	0.1	2.9
Commercial Mortgage-Backed	448.7	0.3	6.1	442.9
Other	21.0	—	—	21.0
Total	$34,456.1	$71.8	$269.9	$34,258.0

Debt Securities Available for Sale	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,714.4	$18.0	$32.1	$5,700.3
Obligations of States and Political Subdivisions	749.9	—	3.5	746.4
Government Sponsored Agency	18,745.3	39.9	108.6	18,676.6
Non-U.S. Government	179.1	—	1.9	177.2
Corporate Debt	3,013.7	2.2	22.9	2,993.0
Covered Bonds	879.0	1.0	4.4	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,819.8	4.0	3.8	1,820.0
Other Asset-Backed	2,297.7	1.5	7.9	2,291.3
Auction Rate	4.4	—	0.1	4.3
Commercial Mortgage-Backed	439.2	—	4.1	435.1
Other	22.3	—	—	22.3
Total	$33,864.8	$66.6	$189.3	$33,742.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 39: Reconciliation of Amortized Cost to Fair Value of Debt Securities Held to Maturity

Debt Securities Held to Maturity	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$87.9	$—	$—	$87.9
Obligations of States and Political Subdivisions	32.6	1.2	0.1	33.7
Government Sponsored Agency	5.4	0.3	—	5.7
Corporate Debt	429.1	1.1	0.7	429.5
Covered Bonds	3,311.9	11.8	10.2	3,313.5
Non-U.S. Government	5,809.9	1.4	16.5	5,794.8
Certificates of Deposit	48.4	—	—	48.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,273.0	3.6	17.4	3,259.2
Other Asset-Backed	1,152.1	0.5	0.1	1,152.5
Other	184.3	—	49.1	135.2
Total	$14,334.6	$19.9	$94.1	$14,260.4

Debt Securities Held to Maturity	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$35.0	$—	$—	$35.0
Obligations of States and Political Subdivisions	34.6	1.4	0.1	35.9
Government Sponsored Agency	5.8	0.4	—	6.2
Corporate Debt	431.5	1.0	0.4	432.1
Covered Bonds	2,821.5	11.9	3.7	2,829.7
Non-U.S. Government	5,536.2	1.3	6.0	5,531.5
Certificates of Deposit	43.8	—	0.1	43.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,788.9	5.4	4.1	2,790.2
Other Asset-Backed	1,175.8	0.6	0.5	1,175.9
Other	175.9	—	45.2	130.7
Total	$13,049.0	$22.0	$60.1	$13,010.9
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of debt securities as of March 31, 2018.
Table 40: Remaining Maturity of Debt Securities Available for Sale and Held to Maturity

	March 31, 2018
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$7,868.7	$7,827.1
Due After One Year Through Five Years	20,833.4	20,703.9
Due After Five Years Through Ten Years	4,853.8	4,836.9
Due After Ten Years	900.2	890.1
Total	34,456.1	34,258.0
Held to Maturity
Due in One Year or Less	6,506.7	6,509.7
Due After One Year Through Five Years	7,283.3	7,246.5
Due After Five Years Through Ten Years	469.7	462.6
Due After Ten Years	74.9	41.6
Total	$14,334.6	$14,260.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. Net investment security losses of $0.2 million were recognized in the three months ended March 31, 2018, which related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment ACT (CRA) eligible held to maturity securities. Net investment security losses of $0.3 million were recognized in the three months ended March 31, 2017, which include $0.1 million of charges related to OTTI losses. Gross proceeds from the sale of securities during the three months ended March 31, 2018 and 2017 were $2.0 million and $541.3 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Securities with Unrealized Losses. The following tables provide information regarding debt securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2018 and December 31, 2017.
Table 41: Debt Securities with Unrealized Losses

Debt Securities with Unrealized Losses as of March 31, 2018	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,632.7	$52.1	$—	$—	$3,632.7	$52.1
Obligations of States and Political Subdivisions	550.8	3.0	21.2	0.2	572.0	3.2
Government Sponsored Agency	9,427.3	113.9	2,751.5	34.0	12,178.8	147.9
Non-U.S. Government	5,319.3	18.7	—	—	5,319.3	18.7
Corporate Debt	1,396.6	15.5	549.3	14.1	1,945.9	29.6
Covered Bonds	1,476.3	17.0	89.6	0.4	1,565.9	17.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,628.3	22.7	186.0	0.2	2,814.3	22.9
Other Asset-Backed	1,947.5	16.7	29.9	0.2	1,977.4	16.9
Certificates of Deposit	—	—	—	—	—	—
Auction Rate	1.1	0.1	—	—	1.1	0.1
Commercial Mortgage-Backed	191.3	3.7	209.9	2.4	401.2	6.1
Other	90.2	30.2	47.2	18.9	137.4	49.1
Total	$26,661.4	$293.6	$3,884.6	$70.4	$30,546.0	$364.0

Debt Securities with Unrealized Losses as of December 31, 2017	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,595.0	$32.1	$—	$—	$3,595.0	$32.1
Obligations of States and Political Subdivisions	687.8	3.3	52.0	0.3	739.8	3.6
Government Sponsored Agency	6,495.6	81.3	2,998.9	27.3	9,494.5	108.6
Non-U.S. Government	5,181.8	7.9	—	—	5,181.8	7.9
Corporate Debt	1,547.3	9.3	922.3	14.0	2,469.6	23.3
Covered Bonds	967.5	7.2	89.1	0.9	1,056.6	8.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,692.4	7.5	235.8	0.4	1,928.2	7.9
Other Asset-Backed	2,453.7	8.3	29.9	0.1	2,483.6	8.4
Certificates of Deposit	43.7	0.1	—	—	43.7	0.1
Auction Rate	—	—	3.1	0.1	3.1	0.1
Commercial Mortgage-Backed	233.5	2.6	201.6	1.5	435.1	4.1
Other	82.9	27.3	48.1	17.9	131.0	45.2
Total	$22,981.2	$186.9	$4,580.8	$62.5	$27,562.0	$249.4
As of March 31, 2018, 1,334 debt securities with a combined fair value of $30.5 billion were in an unrealized loss position, with their unrealized losses totaling $364.0 million. Unrealized losses of $147.9 million and $52.1 million related to government sponsored agency and U.S. Government securities, respectively, are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $29.6 million within corporate debt securities primarily reflect higher market rates since purchase; 38% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $49.1 million of unrealized losses in debt securities classified as “other” at March 31, 2018, related to debt securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Unrealized losses of $0.1

Notes to Consolidated Financial Statements (unaudited) (continued)

million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail, preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2018, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of March 31, 2018, Northern Trust did not intend to sell any investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There were $0.2 million and $0.1 million of OTTI losses recognized during the three-month periods ended March 31, 2018 and 2017, respectively, related to CRA-eligible mortgage-backed securities.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 42: Cumulative Credit-Related Losses on Debt Securities

	Three Months Ended March 31,
(In Millions)	2018	2017
Cumulative Credit-Related Losses on Debt Securities Held — Beginning of Period	$3.6	$3.4
Plus: Losses on Newly Identified Impairments	0.2	—
Additional Losses on Previously Identified Impairments	—	0.1
Less: Current and Prior Period Losses on Debt Securities Sold During the Period	—	—
Cumulative Credit-Related Losses on Debt Securities Held — End of Period	$3.8	$3.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2018.
Table 43: Repurchase Agreements Accounted for as Secured Borrowings

March 31, 2018
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$810.0
Total Borrowings	$810.0
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 22	$810.0
Amounts related to agreements not included in Note 22	$—
Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 44: Loans and Leases

(In Millions)	March 31, 2018	December 31, 2017
Commercial
Commercial and Institutional	$8,882.7	$9,042.2
Commercial Real Estate	3,423.3	3,482.7
Non-U.S.	1,716.7	1,538.5
Lease Financing, net	196.2	229.2
Other	396.3	265.4
Total Commercial	14,615.2	14,558.0
Personal
Private Client	10,371.8	10,753.1
Residential Real Estate	7,083.6	7,247.6
Other	38.3	33.5
Total Personal	17,493.7	18,034.2
Total Loans and Leases	$32,108.9	$32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(125.4)	(131.2)
Net Loans and Leases	$31,983.5	$32,461.0
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2018 and December 31, 2017, equity credit lines totaled $821.5 million and $908.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 93% of the total equity credit lines as of both March 31, 2018 and December 31, 2017.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.2 billion at March 31, 2018, and $906.4 million at December 31, 2017. Demand deposit overdrafts reclassified as loan balances totaled $152.5 million and $127.6 million at March 31, 2018 and December 31, 2017, respectively. Loans classified as held for sale totaled $0.8 million and $20.9 million as of March 31, 2018 and December 31, 2017, respectively. Leases classified as held for sale totaled $48.3 million as of March 31, 2018 and $33.1 million as of December 31, 2017, respectively, related to the decision to exit a non-strategic loan and lease portfolio.

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
Loan and lease segment and class balances as of March 31, 2018 and December 31, 2017 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 45: Borrower Ratings

	March 31, 2018				December 31, 2017
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$5,742.2	$3,094.4	$46.1	$8,882.7	$5,832.9	$3,133.4	$75.9	$9,042.2
Commercial Real Estate	1,172.6	2,237.6	13.1	3,423.3	1,280.7	2,187.5	14.5	3,482.7
Non-U.S.	760.3	953.4	3.0	1,716.7	606.6	930.5	1.4	1,538.5
Lease Financing, net	158.2	38.0	—	196.2	191.4	37.8	—	229.2
Other	178.6	217.7	—	396.3	155.5	109.9	—	265.4
Total Commercial	8,011.9	6,541.1	62.2	14,615.2	8,067.1	6,399.1	91.8	14,558.0
Personal
Private Client	6,137.2	4,224.6	10.0	10,371.8	6,716.0	4,027.8	9.3	10,753.1
Residential Real Estate	2,909.2	3,874.4	300.0	7,083.6	2,960.5	3,978.8	308.3	7,247.6
Other	17.3	21.0	—	38.3	19.6	13.9	—	33.5
Total Personal	9,063.7	8,120.0	310.0	17,493.7	9,696.1	8,020.5	317.6	18,034.2
Total Loans and Leases	$17,075.6	$14,661.1	$372.2	$32,108.9	$17,763.2	$14,419.6	$409.4	$32,592.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of March 31, 2018 and December 31, 2017.
Table 46: Delinquency Status

March 31, 2018
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,865.1	$11.8	$1.3	$0.1	$8,878.3	$4.4	$8,882.7
Commercial Real Estate	3,400.8	8.7	7.4	0.2	3,417.1	6.2	3,423.3
Non-U.S.	1,716.3	0.4	—	—	1,716.7	—	1,716.7
Lease Financing, net	196.2	—	—	—	196.2	—	196.2
Other	396.3	—	—	—	396.3	—	396.3
Total Commercial	14,574.7	20.9	8.7	0.3	14,604.6	10.6	14,615.2
Personal
Private Client	10,313.4	48.9	4.2	5.3	10,371.8	—	10,371.8
Residential Real Estate	6,939.1	27.3	2.5	0.6	6,969.5	114.1	7,083.6
Other	38.3	—	—	—	38.3	—	38.3
Total Personal	17,290.8	76.2	6.7	5.9	17,379.6	114.1	17,493.7
Total Loans and Leases	$31,865.5	$97.1	$15.4	$6.2	$31,984.2	$124.7	$32,108.9
	Other Real Estate Owned					$4.2
	Total Nonperforming Assets					$128.9

December 31, 2017
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,999.4	$13.3	$3.1	$0.4	$9,016.2	$26.0	$9,042.2
Commercial Real Estate	3,455.3	14.1	4.1	0.9	3,474.4	8.3	3,482.7
Non-U.S.	1,538.3	0.2	—	—	1,538.5	—	1,538.5
Lease Financing, net	229.2	—	—	—	229.2	—	229.2
Other	265.4	—	—	—	265.4	—	265.4
Total Commercial	14,487.6	27.6	7.2	1.3	14,523.7	34.3	14,558.0
Personal
Private Client	10,687.5	55.3	9.7	0.6	10,753.1	—	10,753.1
Residential Real Estate	7,059.4	53.8	11.9	6.1	7,131.2	116.4	7,247.6
Other	33.5	—	—	—	33.5	—	33.5
Total Personal	17,780.4	109.1	21.6	6.7	17,917.8	116.4	18,034.2
Total Loans and Leases	$32,268.0	$136.7	$28.8	$8.0	$32,441.5	$150.7	$32,592.2
	Other Real Estate Owned					$4.6
	Total Nonperforming Assets					$155.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 47: Impaired Loans as of the Period End

	As of March 31, 2018			As of December 31, 2017
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$3.8	$4.8	$—	$24.9	$30.3	$—
Commercial Real Estate	6.0	7.9	—	5.7	7.6	—
Residential Real Estate	94.0	129.9	—	90.9	124.9	—
Private Client	0.6	0.6	—	0.7	0.7	—
With a Related Specific Allowance
Commercial and Institutional	0.5	5.4	0.5	0.5	5.4	0.5
Commercial Real Estate	1.5	1.5	0.4	2.8	2.8	0.6
Residential Real Estate	12.8	13.4	4.1	14.3	14.9	4.3
Total
Commercial	11.8	19.6	0.9	33.9	46.1	1.1
Personal	107.4	143.9	4.1	105.9	140.5	4.3
Total	$119.2	$163.5	$5.0	$139.8	$186.6	$5.4

	Three Months Ended March 31,
	2018		2017
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$19.6	$—	$7.8	$—
Commercial Real Estate	6.7	—	13.9	0.1
Lease Financing, net	—	—	—	—
Private Client	0.5	—	0.2	—
Residential Real Estate	105.4	0.5	122.1	0.5
With a Related Specific Allowance
Commercial and Institutional	0.5	—	5.7	—
Commercial Real Estate	1.9	—	1.9	—
Lease Financing, net	—	—	—	—
Residential Real Estate	13.8	—	16.6	—
Total
Commercial	28.7	—	29.3	0.1
Personal	119.7	0.5	138.9	0.5
Total	$148.4	$0.5	$168.2	$0.6
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.2 million and $2.3 million, respectively, for the three months ended March 31, 2018 and 2017.
There were $1.7 million and $9.4 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2018 and December 31, 2017, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $68.3 million and $72.5 million of nonperforming TDRs, and $31.4 million and $25.9 million of performing TDRs as of March 31, 2018 and December 31, 2017, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being

Notes to Consolidated Financial Statements (unaudited) (continued)

reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three-month periods ended March 31, 2018 and 2017, and the recorded investments and unpaid principal balances as of March 31, 2018 and 2017.
Table 48: Modified Troubled Debt Restructurings

($ In Millions)	Three Months Ended March 31, 2018
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	1	$0.3	$0.5
Commercial Real Estate	—	—	—
Total Commercial	1	0.3	0.5
Personal
Private Client	1	—	0.1
Residential Real Estate	14	7.5	8.7
Total Personal	15	7.5	8.8
Total Loans and Leases	16	$7.8	$9.3
Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2017
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—
Commercial Real Estate	1	1.4	1.4
Total Commercial	1	1.4	1.4
Personal
Private Client	1	—	0.1
Residential Real Estate	19	3.9	3.9
Total Personal	20	3.9	4.0
Total Loans and Leases	21	$5.3	$5.4
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended March 31, 2018, the majority of TDR modifications of loans within residential real estate were extension of term and other modifications. During the three months ended March 31, 2018, there were no TDR modifications within commercial real estate. During the three months ended March 31, 2017, the TDR modifications of loans within residential real estate were extension of term, other modifications, interest rate concessions and deferrals of principal. During the three months ended March 31, 2017, the TDR modification within commercial real estate was categorized as an other modification.
There were two residential real estate loans modified in TDRs during the twelve months ended December 31, 2017, which subsequently became nonperforming during the three months ended March 31, 2018. The total recorded investment for these loans was approximately $0.3 million and the unpaid principal balance for these loans was approximately $0.4 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

There were no loans modified in TDRs during the twelve months ended December 31, 2016, which subsequently became nonperforming during the three months ended March 31, 2017.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2018, Northern Trust held foreclosed residential real estate properties with a carrying value of $3.9 million as a result of obtaining physical possession. In addition, as of March 31, 2018, Northern Trust had consumer loans with a carrying value of $13.5 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
The following table provides information regarding changes in the total allowance for credit losses by segment during the three months ended March 31, 2018 and 2017.
Table 49: Changes in the Allowance for Credit Losses

	Three Months Ended March 31,
	2018			2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0
Charge-Offs	(0.8)	(3.5)	(4.3)	(1.1)	(3.6)	(4.7)
Recoveries	0.6	0.7	1.3	1.6	1.1	2.7
Net (Charge-Offs) Recoveries	(0.2)	(2.8)	(3.0)	0.5	(2.5)	(2.0)
Provision for Credit Losses	(3.5)	0.5	(3.0)	6.4	(7.4)	(1.0)
Balance at End of Period	$77.1	$70.7	$147.8	$111.8	$77.2	$189.0

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2018 and December 31, 2017.
Table 50: Recorded Investments in Loans and Leases

	March 31, 2018			December 31, 2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$11.8	$107.4	$119.2	$33.9	$105.9	$139.8
Evaluated for Inherent Impairment	14,603.4	17,386.3	31,989.7	14,524.1	17,928.3	32,452.4
Total Loans and Leases	14,615.2	17,493.7	32,108.9	14,558.0	18,034.2	32,592.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	0.9	4.1	5.0	1.1	4.3	5.4
Evaluated for Inherent Impairment	58.7	61.7	120.4	62.4	63.4	125.8
Allowance Assigned to Loans and Leases	59.6	65.8	125.4	63.5	67.7	131.2
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	17.5	4.9	22.4	17.3	5.3	22.6
Total Allowance for Credit Losses	$77.1	$70.7	$147.8	$80.8	$73.0	$153.8
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of March 31, 2018, securities and loans totaling $40.8 billion ($31.9 billion of government-sponsored agency and other securities, $708.4 million of obligations of states and political subdivisions and $8.2 billion of loans) were pledged. This compares to $40.1 billion ($30.8 billion of government-sponsored agency and other securities, $684.3 million of obligations of states and political subdivisions and $8.6 billion of loans) at December 31, 2017. Collateral required for these purposes totaled $11.3 billion and $8.9 billion at March 31, 2018 and December 31, 2017, respectively. Available for sale debt securities with a total fair value of $785.0 million and $833.4 million, as of March 31, 2018 and December 31, 2017, respectively, were included in the total pledged assets, which were pledged as collateral for agreements to repurchase securities sold transactions and derivative contracts. The secured parties to these transactions have the right to repledge or sell these securities.
Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $1.4 billion as of March 31, 2018 and $1.2 billion as of December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $152.1 million as of March 31, 2018 and $78.3 million as of December 31, 2017. There was no repledged or sold collateral at March 31, 2018 or December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $22.8 million as of March 31, 2018 and $4.6 million as of December 31, 2017. There was no repledged or sold collateral at March 31, 2018 or December 31, 2017.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.8 billion and $2.0 billion for the three months ended March 31, 2018 and 2017, respectively.
Note 9 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at March 31, 2018, and December 31, 2017, were as follows:

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 51: Goodwill by Reporting Segment

(In Millions)	March 31, 2018	December 31, 2017
Corporate & Institutional Services	$540.4	$534.5
Wealth Management	71.2	71.1
Total Goodwill	$611.6	$605.6
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2018 and December 31, 2017, were as follows:
Table 52: Other Intangible Assets

(In Millions)	March 31, 2018	December 31, 2017
Gross Carrying Amount	$222.2	$222.7
Less: Accumulated Amortization	61.9	61.3
Net Book Value	$160.3	$161.4
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.5 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. Amortization for the remainder of 2018 and for the years 2019, 2020, 2021, and 2022 is estimated to be $13.4 million, $17.7 million, $17.6 million, $15.0 million, and $10.4 million, respectively.
Note 10 – Reporting Segments
The following table shows the earnings contributions of Northern Trust’s reporting segments for the three-month periods ended March 31, 2018 and 2017.
Table 53: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$544.3	$462.9	$393.4	$345.3	$—	$—	$937.7	$808.2
Foreign Exchange Trading Income	62.4	49.1	1.2	0.9	14.9	(1.9)	78.5	48.1
Other Noninterest Income	46.6	44.2	25.7	25.5	3.5	4.9	75.8	74.6
Net Interest Income*	229.4	166.5	198.8	177.0	(35.5)	18.9	392.7	362.4
Revenue*	882.7	722.7	619.1	548.7	(17.1)	21.9	1,484.7	1,293.3
Provision for Credit Losses	(3.9)	0.3	0.9	(1.3)	—	—	(3.0)	(1.0)
Noninterest Expense	585.6	510.8	365.7	346.3	44.0	37.4	995.3	894.5
Income before Income Taxes*	301.0	211.6	252.5	203.7	(61.1)	(15.5)	492.4	399.8
Provision for Income Taxes*	66.8	66.9	62.4	76.8	(18.4)	(20.0)	110.8	123.7
Net Income	$234.2	$144.7	$190.1	$126.9	$(42.7)	$4.5	$381.6	$276.1
Percentage of Consolidated Net Income	61%	52%	50%	46%	(11)%	2%	100%	100%
Average Assets	$83,637.0	$77,803.5	$26,108.0	$26,661.8	$14,748.3	$12,011.1	$124,493.3	$116,476.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.7 million for 2018 and $8.9 million for 2017.

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
As of March 31, 2018, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of March 31, 2018 and December 31, 2017 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the 1st day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the 1st day of January, April, July and October of each year, commencing on January 1, 2027. On January 23, 2018, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on April 1, 2018, to stockholders of record as of March 15, 2018.
As of March 31, 2018, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of March 31, 2018 and December 31, 2017 was $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On January 23, 2018, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on April 1, 2018, to stockholders of record as of March 15, 2018.
Common Stock. During the three months ended March 31, 2018, the Corporation repurchased 2,518,409 shares of common stock, including 379,123 shares withheld related to share-based compensation, at a total cost of $263.2 million ($104.51 average price per share). The Corporation’s current common stock repurchase authorization to repurchase up to 9.5 million shares was approved by the Board of Directors in July 2017. Shares repurchased by the Corporation are used for general purposes, including management of the Corporation’s capital level and the issuance of shares under stock option and other incentive plans of the Corporation. The repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2017 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $191.4 million of common stock after March 31, 2018 through June 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at March 31, 2018 and 2017, and changes during the three-month periods then ended.
Table 54: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at March 31, 2018	Net Change	Reclassification of Certain Tax Effects from AOCI	Balance at December 31, 2017
Net Unrealized Gains (Losses) on Debt Securities Available for Sale*	$(147.6)	$(55.0)	$(17.8)	$(74.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.7	(3.7)	0.9	4.5
Net Foreign Currency Adjustments	32.6	(13.1)	47.5	(1.8)
Net Pension and Other Postretirement Benefit Adjustments	(392.4)	5.7	(55.9)	(342.2)
Total	$(505.7)	$(66.1)	$(25.3)	$(414.3)

(In Millions)	Balance at March 31, 2017	Net Change	Balance at December 31, 2016
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	$(13.1)	$19.3	$(32.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.8	(5.3)	6.1
Net Foreign Currency Adjustments	(16.5)	2.0	(18.5)
Net Pension and Other Postretirement Benefit Adjustments	(323.2)	2.0	(325.2)
Total	$(352.0)	$18.0	$(370.0)
* Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the year ended December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 55: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018			2017
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$(75.4)	$20.4	$(55.0)	$30.9	$(11.7)	$19.2
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	0.2	(0.1)	0.1
Net Change	$(75.4)	$20.4	$(55.0)	$31.1	$(11.8)	$19.3
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$11.6	$(2.8)	$8.8	$8.7	$(10.8)	$(2.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(16.6)	4.1	(12.5)	(5.1)	1.9	(3.2)
Net Change	$(5.0)	$1.3	$(3.7)	$3.6	$(8.9)	$(5.3)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$44.6	$(2.8)	$41.8	$22.4	$(1.5)	$20.9
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	1.2	(0.3)	0.9	—	—	—
Net Investment Hedge Gains (Losses)	(74.3)	18.5	(55.8)	(30.5)	11.6	(18.9)
Net Change	$(28.5)	$15.4	$(13.1)	$(8.1)	$10.1	$2.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$10.1	$(2.5)	$7.6	$(2.3)	$—	$(2.3)
Reclassification Adjustment for (Gains) Losses Included in Net Income	9.1	(11.0)	(1.9)	6.4	(2.1)	4.3
Net Change	$19.2	$(13.5)	$5.7	$4.1	$(2.1)	$2.0

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three months ended March 31, 2018.
Table 56: Reclassification Adjustment out of Accumulated Other Comprehensive Income

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended
		March 31, 2018
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$—
Realized Gains on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	(16.6)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	9.2
Amortization of Prior Service Cost	Employee Benefits	(0.1)
Gross Reclassification Adjustment		$9.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 57: Net Income per Common Share

	Three Months Ended March 31,
($ In Millions Except Per Common Share Information)	2018	2017
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	225,681,167	229,059,540
Net Income	$381.6	$276.1
Less: Dividends on Preferred Stock	17.3	20.7
Net Income Applicable to Common Stock	$364.3	$255.4
Less: Earnings Allocated to Participating Securities	5.2	4.5
Earnings Allocated to Common Shares Outstanding	$359.1	$250.9
Basic Net Income Per Common Share	$1.59	$1.10
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	225,681,167	229,059,540
Plus: Dilutive Effect of Share-based Compensation	1,366,352	1,571,336
Average Common and Potential Common Shares	227,047,519	230,630,876
Earnings Allocated to Common and Potential Common Shares	$359.2	$250.9
Diluted Net Income Per Common Share	$1.58	$1.09
Note: For the three months ended March 31, 2018, there were no common stock equivalents excluded in the computation of diluted net income per share. Common stock equivalents of 468,381 for the three months ended March 31, 2017 were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.
Note 14 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and fund administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to C&IS clients. Investment management and advisory income contains revenue received from providing asset management and related services to Wealth Management and C&IS clients and to Northern Trust sponsored funds. Securities lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with C&IS clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to C&IS and Wealth Management clients.
Other Noninterest Income. Treasury management income represents revenues received from providing cash and liquidity management services to C&IS and Wealth Management clients. The portion of securities commissions and trading income that relates to revenue from contracts with clients is primarily comprised of commissions earned from providing securities brokerage services to Wealth Management and C&IS clients. The portion of other operating income that relates to revenue from contracts with clients is mainly comprised of service fees for banking-related services provided to Wealth Management and C&IS clients.
Performance Obligations. Clients are typically charged monthly or quarterly in arrears based on the fee arrangement agreed to with each client; payment terms will vary depending on the client and services offered.
Substantially all revenues generated from contracts with clients for asset servicing, asset management, securities lending, treasury management and banking-related services are recognized on an accrual basis, over the period in which services are provided. The nature of Northern Trust’s performance obligations is to provide a series of distinct services in which the customer simultaneously receives and consumes the benefits of the promised services as they are performed. Fee arrangements are mainly comprised of variable amounts based on market value of client assets managed and serviced, transaction volumes, number of accounts, and securities lending volume and spreads. Revenue is recognized using the output method in an amount that reflects the consideration to which Northern Trust expects to be entitled in exchange for providing each month or quarter of service. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on the price agreed to with the client, representing its relative standalone selling price.

Notes to Consolidated Financial Statements (unaudited) (continued)

Security brokerage revenue is primarily represented by securities commissions received in exchange of providing trade execution related services. Control is transferred at a point in time, on the trade date of the transaction, and fees are typically variable based on transaction volumes and security types.
Northern Trust’s contracts with its clients are typically open ended arrangements. Northern Trust has elected to apply the practical expedient for disclosure requirements allowed in ASU 2014-09 for performance obligations that are included in contracts with an original duration of less than one year.
The following table presents revenues disaggregated by major revenue source.
Table 58: Revenue Disaggregation

(In Millions)	Three Months Ended March 31, 2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$395.9
Investment Management and Advisory	465.6
Securities Lending	26.2
Other	50.0
Total Trust, Investment and Other Servicing Fees	$937.7
Other Noninterest Income
Foreign Exchange Income	78.5
Treasury Management	14.0
Securities Commissions and Trading Income	27.2
Other Operating Income	34.8
Investment Security Losses, net	(0.2)
Total Other Noninterest Income	$154.3
Total Noninterest Income	$1,092.0
Trust, investment and other servicing fees and treasury management fees represent revenue from contracts with clients. Revenue from contracts with clients also includes $24.0 million of the $27.2 million total securities commissions and trading income and $11.3 million of the $34.8 million total other operating income for the three months ended March 31, 2018.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in other assets in the consolidated balance sheets, at March 31, 2018 and December 31, 2017.
Table 59: Client Receivables

(In Millions)	March 31, 2018	December 31, 2017
Trust Fees Receivable, net (1)	$700.1	$629.7
Other	71.3	79.0
Total Client Receivables	$771.4	$708.7

(1)
The net trust fees receivable balance at December 31, 2017 does not reflect the reduction for the estate settlement revenue transition adjustment of $2.7 million, which was recorded with an effective date of January 1, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 15 – Net Interest Income
The components of net interest income were as follows:
Table 60: Net Interest Income

	Three Months Ended March 31,
(In Millions)	2018	2017
Interest Income
Loans and Leases	$252.0	$213.4
Securities — Taxable	177.8	143.2
— Non-Taxable	2.0	2.6
Interest-Bearing Due from and Deposits with Banks (1)	19.9	14.9
Federal Reserve and Other Central Bank Deposits	54.2	36.2
Total Interest Income	$505.9	$410.3
Interest Expense
Deposits	$63.1	$27.6
Federal Funds Purchased	5.3	0.5
Securities Sold Under Agreements to Repurchase	2.7	0.9
Other Borrowings	26.5	7.6
Senior Notes	11.8	11.7
Long-Term Debt	11.0	7.4
Floating Rate Capital Debt	1.5	1.1
Total Interest Expense	$121.9	$56.8
Net Interest Income	$384.0	$353.5

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 16 – Income Taxes
Income tax expense for the three months ended March 31, 2018 was $102.1 million, representing an effective tax rate of 21.1%. The provision for income taxes includes a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses, partially offset by a $15.8 million net provision recorded in the current period representing adjustments to the initial estimated impact of the TCJA.
The prior-year three-month provision for income taxes was $114.8 million, representing an effective tax rate of 29.4%.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Pension and Postretirement Health Care
The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three months ended March 31, 2018 and 2017.
Table 61: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2018	2017
Service Cost	$10.4	$9.6
Interest Cost	11.1	11.5
Expected Return on Plan Assets	(22.0)	(23.5)
Amortization
Net Actuarial Loss	7.1	4.8
Prior Service Cost	(0.1)	(0.1)
Net Periodic Pension Expense	$6.5	$2.3

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended March 31,
(In Millions)	2018	2017
Service Cost	$0.4	$—
Interest Cost	1.0	0.9
Expected Return on Plan Assets	(1.1)	(1.1)
Net Actuarial Loss Amortization	0.3	0.3
Net Periodic Pension Expense	$0.6	$0.1

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2018	2017
Service Cost	$1.1	$0.9
Interest Cost	1.3	1.3
Net Actuarial Loss Amortization	1.8	1.4
Net Periodic Pension Expense	$4.2	$3.6

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended March 31,
(In Millions)	2018	2017
Interest Cost	$0.3	$0.4
Net Periodic Postretirement Expense	$0.3	$0.4
The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income.
Northern Trust contributed $50.0 million to the U.S. pension plan during the three months ended March 31, 2018. There were no contributions to the U.S. pension plan during the three months ended March 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Share-Based Compensation Plans
The Northern Trust Corporation 2017 Long-Term Incentive Plan provides for the grant of nonqualified and incentive stock options; tandem and free-standing stock appreciation rights; stock awards in the form of restricted stock, restricted stock units and other stock awards; and performance awards.
Beginning with the grants made on February 21, 2017 under the Corporation’s prior equity incentive plan, restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements.
The Corporation granted 793,995 stock unit awards with a total grant-date fair value of $82.6 million during the three months ended March 31, 2018, compared to 839,354 stock unit awards with a total grant-date fair value of $73.9 million during the three months ended March 31, 2017. Current-quarter compensation expense included $26.9 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $21.6 million in the prior-year quarter.
There were no non-qualified stock options grants in the current quarter, compared to 468,381 non-qualified stock option grants with a total grant-date fair value of $9.0 million during the three months ended March 31, 2017. Compensation expense for the three months ended March 31, 2017 included $5.5 million attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the date of grant.
The Corporation granted 242,232 performance stock units with a total grant-date fair value of $25.4 million during the three months ended March 31, 2018, compared to 206,091 performance stock units with a total grant-date fair value of $18.1 million during the three months ended March 31, 2017. Current-quarter compensation expense included $4.7 million attributable to performance stock units granted to retirement-eligible employees that are expensed from the date of grant through the requisite service period which ends on June 30, 2018, compared to $3.3 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2018 and 2017 included $2.7 million and $2.5 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2018 and 2017.
Table 62: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended March 31,
(In Millions)	2018	2017
Restricted Stock Unit Awards	$46.7	$41.2
Stock Options	0.8	6.3
Performance Stock Units	9.0	8.5
Total Share-Based Compensation Expense	56.5	56.0
Tax Benefits Recognized	$14.0	$21.2
Note 19 – Variable Interest Entities
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2018 and December 31, 2017, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $121.3 million and $131.0 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of March 31, 2018 and December 31, 2017, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $405.5 million and $415.3 million, respectively, of which $350.4 million and $386.1 million are VIEs as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $229.8 million and $241.1 million, respectively, of which $183.3 million and $215.2 million, related to undrawn commitments on VIEs as of March 31, 2018 and December 31, 2017, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $14.7 million and $12.1 million for the three months ended March 31, 2018 and 2017, respectively.
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

Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust did not waive any money market mutual fund fees for the three months ended March 31, 2018. Northern Trust voluntarily waived $0.2 million of money market mutual fund fees for the three months ended March 31, 2017. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.

Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2018 and December 31, 2017, Northern Trust had $10.5 million and $10.0 million of investments valued using net asset value per share and included in other

Notes to Consolidated Financial Statements (unaudited) (continued)

assets, respectively. As of March 31, 2018 and December 31, 2017, Northern Trust had no unfunded commitments related to seed capital investments.
Note 20 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $25.7 billion and $26.8 billion as of March 31, 2018 and December 31, 2017, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $2.9 billion and $3.0 billion as of March 31, 2018 and December 31, 2017, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2018 and December 31, 2017 subject to indemnification was $161.3 billion and $143.6 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2018 or December 31, 2017, related to these indemnifications.
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
Based on current knowledge, after consultation with legal counsel and after taking into account current accruals, management does not believe that losses, fines or penalties, if any, arising from pending litigation or threatened legal actions or regulatory matters either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although such matters could have a material adverse effect on the Corporation’s operating results for a particular period.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2018, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible loss discussed above.
In January 2015, the Public Prosecutor’s Office of France recommended that certain charges be brought against Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, relating to the administration of two trusts for which NTFS serves as trustee. In April 2015, a French investigating magistrate judge charged NTFS with complicity in estate tax fraud. Charges also were brought against a number of other persons and entities related to this matter. The trial related to this matter concluded in October 2016. In January 2017, the French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and such appeal was heard by the appellate court in March 2018. A ruling by the appellate court is expected in June 2018. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.
In the current quarter, Northern Trust received a document request from the U.S. Commodity Futures Trading Commission (CFTC), Division of Enforcement, seeking the production of documents related to the Bank’s activities as a swap dealer provisionally registered with the CFTC. Northern Trust is responding to the CFTC’s document request. In addition, the National Futures Association (NFA) provided the Bank with a letter dated April 30, 2018, summarizing certain findings related to the Bank’s swap dealer compliance program identified during a recently completed examination. Northern Trust is cooperating with the NFA and working to address the findings identified by the NFA in its examination.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero as of both March 31, 2018 and 2017.
Note 21 – Derivative Financial Instruments
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
All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $1.1 billion and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at March 31, 2018, also reflect reductions of $74.9 million and $443.8 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $427.6 million and $189.0 million, respectively, at December 31, 2017. Additional cash collateral received from and deposited with derivative counterparties totaling $245.8 million and $248.3 million, respectively, as of March 31, 2018, and $67.0 million and $143.1 million, respectively, as of December 31, 2017, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following table presents the fair value of securities that have been either pledged to or accepted from counterparties for these derivative transactions.
Table 63: Fair Value of Securities Collateral for Derivative Transactions

(in Millions)	March 31, 2018	December 31, 2017
Pledged to others:
Not permitted by contract or custom to sell or repledge	$37.8	$39.9
Permitted by contract or custom to sell or repledge	—	—
Accepted from others:
Not permitted by contract or custom to sell or repledge	—	—
Permitted by contract or custom to sell or repledge	22.8	4.6
Securities pledged or accepted as collateral are not offset against derivative assets and liabilities in the consolidated balance sheets. There was no repledged or sold collateral at March 31, 2018 or December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $217.6 million and $223.7 million at March 31, 2018 and December 31, 2017, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $197.9 million and $35.8 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2018 and December 31, 2017, of $19.7 million and $187.9 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Client-Related and Trading Derivative Instruments. Approximately 96% of Northern Trust’s derivatives outstanding at each of March 31, 2018 and December 31, 2017, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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
Table 64: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	March 31, 2018			December 31, 2017
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$311,510.1	$1,995.8	$1,999.8	$317,882.5	$2,527.0	$2,522.5
Interest Rate Contracts	7,574.4	63.2	80.7	7,418.0	65.1	64.1
Total	$319,084.5	$2,059.0	$2,080.5	$325,300.5	$2,592.1	$2,586.6

Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2018 and 2017.
Table 65: Location and Amount of Client-Related and Trading Derivative Gains and Losses Recorded in Income

		Amount of Derivative Gain Recognized in Income
	Location of Derivative Gain Recognized in Income	Three Months Ended March 31,
(In Millions)		2018	2017
Foreign Exchange Contracts	Foreign Exchange Trading Income	$78.5	$48.1
Interest Rate Contracts	Security Commissions and Trading Income	1.7	1.2
Total		$80.2	$49.3
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
Table 66: Notional and Fair Value of Designated Risk Management Derivative Financial Instruments

			March 31, 2018			December 31, 2017
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Debt Securities	Interest Rate Swap Contracts	Interest Rate	$3,307.4	$16.9	$11.5	$3,423.1	$15.7	$14.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,050.0	9.4	4.2	1,050.0	16.0	3.7
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	465.3	12.5	7.9	436.2	13.5	6.4
Foreign Currency Denominated Debt Securities	Foreign Exchange Contracts	Foreign Currency	2,785.8	6.8	48.3	2,852.8	14.9	6.6
Available for Sale Debt Securities	Interest Rate Contracts	Interest Rate	925.0	0.2	2.3	925.0	0.2	1.2
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	2,663.8	33.8	2.6	3,011.3	0.6	179.6
Total			$11,197.3	$79.6	$76.8	$11,698.4	$60.9	$212.0

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. The following table shows the location and amount of derivative gains and losses recognized in the consolidated statements of income related to fair value hedges for the three months ended March 31, 2018 and 2017.
Table 67: Location and Amount of Fair Value Hedge Derivative Gains and Losses Recorded in Income

		Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Instrument		Three Months Ended March 31,
(In Millions)			2018	2017
Available for Sale Debt Securities	Interest Rate Swap Contracts	Interest Income	$0.5	$(2.4)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	(5.7)	3.1
Total			$(5.2)	$0.7

Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is no ineffectiveness in a hedge, for all of its fair value hedges during the three month periods ended March 31, 2018 and 2017.
Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in earnings for cash flow hedges during the three months ended March 31, 2018 and 2017. As of March 31, 2018, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to income during the three months ended March 31, 2018 and 2017.
Table 68: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Income

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Three Months Ended March 31,	2018	2017	2018	2017
Net Gain/(Loss) Recognized in AOCI	$13.0	$8.9	$(1.4)	$(0.2)
Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	2.4	0.7	—	—
Interest Income	14.2	4.4	—	0.1
Other Operating Expense	—	(0.1)	—	—
Total	$16.6	$5.0	$—	$0.1

There were no material gains or losses reclassified into earnings during the three months ended March 31, 2018 and 2017, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $4.4 million and $0.5 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign currency denominated transactions and cash flow hedges of foreign currency denominated debt securities, respectively. It is estimated that a net loss of $0.8 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities.
Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded during the three months ended March 31, 2018 and 2017. Net investment hedge losses recognized in AOCI related to foreign exchange contracts were $74.3 million and $30.5 million for the three months ended March 31, 2018 and 2017, respectively.

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
Table 69: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

	March 31, 2018			December 31, 2017
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$236.1	$3.7	$0.5	$214.1	$1.1	$0.1
Other Financial Derivatives (1)	424.8	0.2	31.3	404.7	—	30.4
Total	$660.9	$3.9	$31.8	$618.8	$1.1	$30.5

(1)	This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2018 and 2017.
Table 70: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended March 31,
		2018	2017
Foreign Exchange Contracts	Other Operating Income	$4.0	$1.7
Other Financial Derivatives (1)	Other Operating Income	(4.0)	(2.9)
Total		$—	$(1.2)

(1)	This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 22 – Offsetting of Assets and Liabilities
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Table 71: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

March 31, 2018
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,595.1	$997.2	$597.9	$—	$597.9
Interest Rate Swaps OTC	83.4	19.8	63.6	—	63.6
Interest Rate Swaps Exchange Cleared	6.3	6.3	—	—	—
Other Financial Derivatives	0.2	—	0.2	—	0.2
Cross Product Netting Adjustment	—	62.6	—	—	—
Cross Product Collateral Adjustment	—	74.9	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,685.0	1,160.8	524.2	—	524.2
Total Derivatives Not Subject to a Master Netting Arrangement	457.5	—	457.5	—	457.5
Total Derivatives	$2,142.5	$1,160.8	$981.7	$—	$981.7
Securities Purchased under Agreements to Resell (2)	$1,504.0	$—	$1,504.0	$1,504.0	$—

December 31, 2017
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,106.3	$1,397.7	$708.6	$—	$708.6
Interest Rate Swaps OTC	86.9	14.2	72.7	—	72.7
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	427.6	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,203.3	1,860.0	343.3	—	343.3
Total Derivatives Not Subject to a Master Netting Arrangement	450.8	—	450.8	—	450.8
Total Derivatives	2,654.1	1,860.0	794.1	—	794.1
Securities Purchased under Agreements to Resell (2)	$1,303.3	$—	$1,303.3	$1,303.3	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $4.5 billion and $3.9 billion as of March 31, 2018 and December 31, 2017, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $30.0 million and $21.0 million as of March 31, 2018 and December 31, 2017, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Table 72: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

March 31, 2018
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,522.2	$997.2	$525.0	$—	$525.0
Interest Rate Swaps OTC	90.4	19.8	70.6	—	70.6
Interest Rate Swaps Exchange Cleared	8.3	6.3	2.0	—	2.0
Other Financial Derivatives	31.3	—	31.3	—	31.3
Cross Product Netting Adjustment	—	62.6	—	—	—
Cross Product Collateral Adjustment	—	443.8	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,652.2	1,529.7	122.5	—	122.5
Total Derivatives Not Subject to a Master Netting Arrangement	536.9	—	536.9	—	536.9
Total Derivatives	2,189.1	1,529.7	659.4	—	659.4
Securities Sold under Agreements to Repurchase	$810.0	$—	$810.0	$810.0	$—

December 31, 2017
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,889.2	$1,397.7	$491.5	$—	$491.5
Interest Rate Swaps OTC	69.2	14.2	55.0	—	55.0
Interest Rate Swaps Exchange Cleared	14.3	10.1	4.2	—	4.2
Other Financial Derivatives	30.4	—	30.4	—	30.4
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	189.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,003.1	1,621.4	381.7	—	381.7
Total Derivatives Not Subject to a Master Netting Arrangement	825.9	—	825.9	—	825.9
Total Derivatives	2,829.0	1,621.4	1,207.6	—	1,207.6
Securities Sold under Agreements to Repurchase	$834.0	$—	$834.0	$834.0	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.2 billion and $2.4 billion as of March 31, 2018 and December 31, 2017, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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
Item 4. Controls and Procedures
As of March 31, 2018, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2018, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in “Note 20 — Contingent Liabilities” included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2018.
Table 73: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2018	131,710	$106.29	131,710	6,215,146
February 1-28, 2018	1,289,180	103.17	1,289,180	4,925,966
March 1-31, 2018	718,396	107.18	718,396	4,207,570
Total (First Quarter)	2,139,286	$104.71	2,139,286	4,207,570

(1)
Repurchases were made pursuant to the repurchase program announced by the Corporation on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. The repurchase program has no expiration date.

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	May 4, 2018	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Northern Trust Corporation Non-Employee Director Compensation Plan

10.2	Northern Partners Incentive Plan

10.3	Form of 2018 Performance Stock Unit Award Terms and Conditions

10.4	Form of 2018 Stock Unit Award Terms and Conditions

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (2) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017, (5) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (6) Notes to Consolidated Financial Statements