Form 10-Q
period 2018-06-30
NORTHERN TRUST CORP
filed 2018-07-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
223,281,786 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on June 30, 2018)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	32
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Comprehensive Income	33
Consolidated Statements of Changes in Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36
Item 4: Controls and Procedures	82

Part II – Other Information
Item 1: Legal Proceedings	83
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6: Exhibits	83

Signatures	84

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
CONDENSED INCOME STATEMENTS (In Millions)	2018	2017	% Change (1)	2018	2017	% Change (1)
Noninterest Income	$1,092.8	$979.7	12%	$2,184.8	$1,910.6	14%
Net Interest Income	413.3	341.5	21	797.3	695.0	15
Provision for Credit Losses	1.5	(7.0)	N/M	(1.5)	(8.0)	N/M
Noninterest Expense	997.4	937.4	6	1,992.7	1,831.9	9
Income before Income Taxes	507.2	390.8	30	990.9	781.7	27
Provision for Income Taxes	116.8	122.9	(5)	218.9	237.7	(8)
Net Income	$390.4	$267.9	46%	$772.0	$544.0	42%

PER COMMON SHARE
Net Income — Basic	$1.69	$1.12	51%	$3.28	$2.22	48%
— Diluted	1.68	1.12	50	3.26	2.21	48
Cash Dividends Declared Per Common Share	0.42	0.38	11	0.84	0.76	11
Book Value — End of Period (EOP)	42.44	40.20	6	42.44	40.20	6
Market Price — EOP	102.89	97.21	6	102.89	97.21	6

SELECTED BALANCE SHEET DATA (In Millions)
	June 30, 2018	December 31, 2017	% Change (1)
End of Period:
Assets	$135,106.2	$138,590.5	(3)%
Earning Assets	124,105.2	129,656.6	(4)
Deposits	106,524.9	112,390.8	(5)
Stockholders’ Equity	10,357.6	10,216.2	1

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change (1)	2018	2017	% Change (1)
Average Balances:
Assets	$123,866.7	$118,400.7	5%	$124,178.3	$117,443.8	6%
Earning Assets	114,414.6	109,906.5	4	115,046.9	109,431.8	5
Deposits	95,630.8	96,739.2	(1)	96,907.1	95,841.4	1
Stockholders’ Equity	10,202.1	9,976.0	2	10,170.1	9,884.2	3

CLIENT ASSETS (In Billions)	June 30, 2018	December 31, 2017	% Change (1)
Assets Under Custody/Administration (2)	$10,712.5	$10,722.6	—%
Assets Under Custody	8,101.9	8,084.6	—
Assets Under Management	1,148.9	1,161.0	(1)

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial Ratios:
Return on Average Common Equity	16.5%	11.6%	16.3%	11.6%
Return on Average Assets	1.26	0.91	1.25	0.93
Dividend Payout Ratio	25.0	33.9	25.8	34.4
Net Interest Margin (1)	1.48	1.28	1.43	1.31

	June 30, 2018		December 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	13.3%	12.4%	13.5%	12.6%
Tier 1	14.6	13.6	14.8	13.8
Total	16.5	15.6	16.7	15.8
Tier 1 Leverage	7.7	7.7	7.8	7.8
Supplementary Leverage	6.8	N/A	6.8	N/A

The Northern Trust Company
Common Equity Tier 1	13.8%	12.6%	13.7%	12.6%
Tier 1	13.8	12.6	13.7	12.6
Total	15.4	14.3	15.4	14.3
Tier 1 Leverage	7.1	7.1	7.0	7.0
Supplementary Leverage	6.2	N/A	6.1	N/A

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
General
Northern Trust Corporation (the Corporation) is a financial holding company that is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.
The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
Overview
Net income per diluted common share was $1.68 in the current quarter, up from $1.12 in the second quarter of 2017. Net income was $390.4 million in the current quarter as compared to $267.9 million in the prior-year quarter. Annualized return on average common equity was 16.5% in the current quarter and 11.6% in the prior-year quarter. The annualized return on average assets was 1.26% in the current quarter as compared to 0.91% in the prior-year quarter.

Revenue of $1.51 billion in the current quarter was up $184.9 million, or 14%, from $1.32 billion in the prior-year quarter.

Noninterest income increased $113.1 million, or 12%, to $1.09 billion from $979.7 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and foreign exchange trading income, partially offset by lower other operating income.

Net interest income increased $71.8 million, or 21%, to $413.3 million in the current quarter as compared to $341.5 million in the prior-year quarter, primarily resulting from a higher net interest margin and an increase in earning assets.

The provision for credit losses was $1.5 million in the current quarter, as compared to a provision credit of $7.0 million in the prior-year quarter.

Noninterest expense totaled $997.4 million in the current quarter, up $60.0 million, or 6%, from $937.4 million in the prior-year quarter, primarily attributable to higher compensation, outside services, employee benefits, and equipment and software expense, partially offset by lower other operating expense.

The provision for income taxes in the current quarter totaled $116.8 million, representing an effective tax rate of 23.0%. The provision for income taxes in the prior-year quarter totaled $122.9 million, representing an effective tax rate of 31.4%.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Trust, Investment and Other Servicing Fees	$942.9	$848.2	$94.7	11%
Foreign Exchange Trading Income	78.9	49.9	29.0	58
Treasury Management Fees	13.5	14.9	(1.4)	(10)
Security Commissions and Trading Income	26.1	24.1	2.0	8
Other Operating Income	31.4	43.0	(11.6)	(27)
Investment Security (Losses) Gains, net	—	(0.4)	0.4	N/M
Total Noninterest Income	$1,092.8	$979.7	$113.1	12%
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
Table 2: Equity Market Indices

	Daily Averages			Period-End
	Three Months Ended June 30,			As of June 30,
	2018	2017	Change	2018	2017	Change

S&P 500	2,702	2,397	13%	2,718	2,423	12%
MSCI EAFE (U.S. dollars)	2,018	1,856	9	1,959	1,883	4
MSCI EAFE (local currency)	1,144	1,099	4	1,132	1,096	3
Table 3: Fixed Income Market Indices

	As of June 30,
	2018	2017	Change

Barclays Capital U.S. Aggregate Bond Index	2,013	2,021	—%
Barclays Capital Global Aggregate Bond Index	478	471	1

Assets under custody/administration (AUC/A) and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
Table 4: Assets Under Custody / Administration

Assets Under Custody / Administration	June 30, 2018	March 31, 2018	June 30, 2017	Change Q2-18/Q1-18	Change Q2-18/Q2-17
($ In Billions)
Corporate & Institutional	$10,051.9	$10,131.7	$8,690.8	(1)%	16%
Wealth Management	660.6	654.0	603.4	1	9
Total Assets Under Custody / Administration	$10,712.5	$10,785.7	$9,294.2	(1)%	15%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 5: Assets Under Custody

Assets Under Custody	June 30, 2018	March 31, 2018	June 30, 2017	Change Q2-18/Q1-18	Change Q2-18/Q2-17
($ In Billions)
Corporate & Institutional	$7,451.1	$7,466.5	$6,786.3	—%	10%
Wealth Management	650.8	645.2	593.3	1	10
Total Assets Under Custody	$8,101.9	$8,111.7	$7,379.6	—%	10%
The 10% increase in consolidated assets under custody from $7.38 trillion as of June 30, 2017 to $8.10 trillion as of June 30, 2018 primarily reflected the impact of favorable markets and new business.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 6: Allocation of Assets Under Custody

	June 30, 2018			March 31, 2018			June 30, 2017
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	45%	58%	46%	45%	58%	46%	45%	56%	46%
Fixed Income	38	18	36	37	18	36	38	20	37
Cash and Other Assets	15	24	16	15	24	16	15	24	15
Securities Lending Collateral	2	—	2	3	—	2	2	—	2
The following table presents Northern Trust’s assets under management by reporting segment.
Table 7: Assets Under Management

Assets Under Management	June 30, 2018	March 31, 2018	June 30, 2017	Change Q2-18/Q1-18	Change Q2-18/Q2-17
($ In Billions)
Corporate & Institutional	$862.1	$878.3	$762.7	(2)%	13%
Wealth Management	286.8	287.4	266.1	—	8
Total Assets Under Management	$1,148.9	$1,165.7	$1,028.8	(1)%	12%
The 12% increase in consolidated assets under management from $1.03 trillion at June 30, 2017 to $1.15 trillion as of June 30, 2018 was primarily due to favorable markets and net inflows in securities lending collateral and cash.
The following table presents Northern Trust’s assets under management by investment type.
Table 8: Assets Under Management by Investment Type

($ In Billions)	June 30, 2018	March 31, 2018	June 30, 2017
Equities	$587.8	$583.7	$531.3
Fixed Income	177.4	177.7	169.5
Cash and Other Assets	209.9	216.8	197.0
Securities Lending Collateral	173.8	187.5	131.0
Total Assets Under Management	$1,148.9	$1,165.7	$1,028.8

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 9: Allocation of Assets Under Management

	June 30, 2018			March 31, 2018			June 30, 2017
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	51%	52%	51%	50%	52%	50%	52%	49%	52%
Fixed Income	12	25	16	12	25	15	13	26	16
Cash and Other Assets	17	23	18	17	23	19	18	25	19
Securities Lending Collateral	20	—	15	21	—	16	17	—	13

The following table presents activity in consolidated assets under management by investment type.
Table 10: Activity in Consolidated Assets Under Management by Investment Type

	Three Months Ended
($ In Billions)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Beginning Balance of AUM	$1,165.7	$1,161.0	$1,125.1	$1,028.8	$1,001.3
Inflows by Investment Type
Equity	44.7	44.2	63.0	51.2	36.3
Fixed Income	17.5	17.4	23.0	19.8	11.6
Cash & Other Assets	124.2	114.4	116.3	101.6	98.2
Securities Lending Collateral	22.4	68.1	32.4	45.5	24.9

Total Inflows	208.8	244.1	234.7	218.1	171.0

Outflows by Investment Type
Equity	(42.4)	(47.8)	(67.7)	(41.0)	(38.6)
Fixed Income	(20.4)	(24.0)	(20.7)	(13.0)	(10.5)
Cash & Other Assets	(130.6)	(117.4)	(111.8)	(83.0)	(99.5)
Securities Lending Collateral	(36.1)	(48.3)	(26.8)	(14.4)	(17.5)

Total Outflows	(229.5)	(237.5)	(227.0)	(151.4)	(166.1)

Net Inflows / (Outflows)	(20.7)	6.6	7.7	66.7	4.9

Market Performance, Currency & Other
Market Performance & Other	11.5	(4.6)	27.9	26.6	18.2
Currency	(7.6)	2.7	0.3	3.0	4.4
Total Market Performance, Currency & Other	3.9	(1.9)	28.2	29.6	22.6

Ending Balance of AUM	$1,148.9	$1,165.7	$1,161.0	$1,125.1	$1,028.8

Foreign exchange trading income totaled $78.9 million in the current quarter, up $29.0 million, or 58%, compared to $49.9 million in the prior-year quarter. The increase was primarily due to higher client volumes and increased foreign exchange swap activity in Treasury as compared to the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Other operating income totaled $31.4 million in the current quarter, down $11.6 million, or 27%, compared to $43.0 million in the prior-year quarter, primarily due to non-recurring net gains on hedging activity recognized in the prior-year quarter and a valuation adjustment to existing swap agreements related to Visa Inc. Class B common shares recorded in other income in the current quarter. The components of other operating income are provided below.
Table 11: Other Operating Income

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Loan Service Fees	$12.7	$13.3	$(0.6)	(4)%
Banking Service Fees	11.7	12.6	(0.9)	(7)
Other Income	7.0	17.1	(10.1)	(59)
Total Other Operating Income	$31.4	$43.0	$(11.6)	(27)%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 12: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	SECOND QUARTER
	2018			2017
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$48.8	$24,512.8	0.80%	$33.8	$22,570.0	0.60%
Interest-Bearing Due from and Deposits with Banks (1)	18.3	6,556.9	1.12	14.1	7,653.9	0.74
Federal Funds Sold and Securities Purchased under Agreements to Resell	8.2	1,417.1	2.33	7.4	2,059.4	1.45
Securities
U.S. Government	26.7	5,718.3	1.87	22.0	6,423.8	1.37
Obligations of States and Political Subdivisions	3.6	785.4	1.83	3.4	928.8	1.46
Government Sponsored Agency	109.3	20,215.0	2.17	61.5	17,888.7	1.38
Other (2)	88.6	22,973.7	1.55	56.9	18,490.5	1.23
Total Securities	228.2	49,692.4	1.84	143.8	43,731.8	1.32
Loans and Leases (3)	273.5	32,235.4	3.40	227.0	33,891.4	2.69
Total Earning Assets	577.0	114,414.6	2.02	426.1	109,906.5	1.56
Allowance for Credit Losses Assigned to Loans and Leases	—	(126.4)	—	—	(162.3)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,440.5	—	—	2,701.1	—
Buildings and Equipment	—	440.0	—	—	465.2	—
Client Security Settlement Receivables	—	942.1	—	—	829.0	—
Goodwill	—	615.9	—	—	521.6	—
Other Assets	—	5,140.0	—	—	4,139.6	—
Total Assets	$—	$123,866.7	—%	$—	$118,400.7	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$17.0	$15,565.0	0.44%	$4.7	$15,236.1	0.12%
Savings Certificates and Other Time	2.0	896.6	0.87	2.4	1,312.7	0.72
Non-U.S. Offices — Interest-Bearing	58.3	57,684.5	0.41	33.9	56,672.3	0.24
Total Interest-Bearing Deposits	77.3	74,146.1	0.42	41.0	73,221.1	0.22
Short-Term Borrowings	51.5	11,336.2	1.82	12.2	5,412.0	0.91
Senior Notes	11.7	1,497.6	3.14	11.8	1,496.9	3.14
Long-Term Debt	12.0	1,410.8	3.41	9.6	1,536.1	2.51
Floating Rate Capital Debt	1.9	277.5	2.80	1.1	277.4	1.70
Total Interest-Related Funds	154.4	88,668.2	0.70	75.7	81,943.5	0.37
Interest Rate Spread	—	—	1.32	—	—	1.19
Demand and Other Noninterest-Bearing Deposits	—	21,484.7	—	—	23,518.1	—
Other Liabilities	—	3,511.7	—	—	2,963.1	—
Stockholders’ Equity	—	10,202.1	—	—	9,976.0	—
Total Liabilities and Stockholders’ Equity	$—	$123,866.7	—%	$—	$118,400.7	—%
Net Interest Income/Margin (FTE Adjusted)	$422.6	$—	1.48%	$350.4	$—	1.28%
Net Interest Income/Margin (Unadjusted)	$413.3	$—	1.45%	$341.5	$—	1.25%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended June 30, 2018/2017
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$22.6	$128.3	$150.9
Interest-Related Funds	18.1	60.6	78.7
Net Interest Income (FTE)	$4.5	$67.7	$72.2

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of June 30, 2018 and 2017.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.8% and 37.8% for the three months ended June 30, 2018 and 2017, respectively. Total taxable equivalent interest adjustments amounted to $9.3 million and $8.9 million for the three months ended June 30, 2018 and 2017, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $422.6 million in the current quarter, up $72.2 million, or 21%, compared to $350.4 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin and an increase in earning assets. Average earning assets for the current quarter were $114.4 billion, up $4.5 billion, or 4%, from $109.9 billion in the prior-year quarter, primarily resulting from higher levels of securities, partially offset by reductions in loans and leases. Earning asset growth was funded primarily by higher levels of borrowed funds and interest-bearing deposits, partially offset by lower demand and other noninterest-bearing deposits.
The net interest margin on an FTE basis increased to 1.48% in the current quarter from 1.28% in the prior-year quarter, primarily due to higher short-term interest rates, partially offset by a balance sheet mix shift.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
Federal Reserve and other central bank deposits averaged $24.5 billion, up $1.9 billion, or 9%, from $22.6 billion in the prior-year quarter. Average securities were $49.7 billion, up $6.0 billion, or 14%, from $43.7 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $426.1 million, $226.0 million and $53.7 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $32.2 billion, down $1.7 billion, or 5%, from $33.9 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate, commercial real estate, and commercial and institutional loans, partially offset by increases in private client loans. Residential real estate loans averaged $7.0 billion, down $1.0 billion, or 13%, from $8.0 billion for the prior-year quarter. Commercial real estate loans averaged $3.4 billion, down $463.9 million, or 12%, from $3.8 billion for the prior-year quarter. Commercial and institutional loans averaged $9.2 billion, down $316.7 million, or 3%, from $9.5 billion for the prior-year quarter. Private client loans averaged $10.4 billion, up $102.6 million, or 1%, from $10.3 billion for the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $74.1 billion in the current quarter, compared to $73.2 billion in the prior-year quarter, an increase of $925.0 million. Other interest-bearing funds averaged $14.5 billion in the current quarter, compared to $8.7 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds decreased $2.3 billion, or 8%, to $25.7 billion in the current quarter from $28.0 billion in the prior-year quarter, primarily resulting from lower levels of demand and other noninterest-bearing deposits.
Provision for Credit Losses
The provision for credit losses was $1.5 million in the current quarter, as compared to a provision credit of $7.0 million in the prior-year quarter. The provision in the current quarter was primarily driven by an increase in the specific reserve attributable to the commercial and institutional and commercial real estate portfolios, partially offset by a reduction in the specific reserve attributable to the residential real estate portfolio. Net charge-offs in the current quarter were $0.1 million, resulting from charge-offs of $2.2 million and recoveries of $2.1 million. The prior-year quarter included $3.2 million of net charge-offs, reflecting $5.0 million of charge-offs and $1.8 million of recoveries. Nonperforming assets of $132.2 million decreased 21% from $166.7 million at the end of the prior-year quarter. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 84%, 11%, and 5%, respectively, of total nonperforming loans and leases at June 30, 2018. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 23.
Noninterest Expense
The components of noninterest expense are provided below.
Table 13: Noninterest Expense

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Compensation	$454.7	$432.5	$22.2	5%
Employee Benefits	88.8	75.6	13.2	17
Outside Services	185.6	167.0	18.6	11
Equipment and Software	144.2	133.7	10.5	8
Occupancy	48.8	46.3	2.5	6
Other Operating Expense	75.3	82.3	(7.0)	(8)
Total Noninterest Expense	$997.4	$937.4	$60.0	6%
Compensation expense, the largest component of noninterest expense, totaled $454.7 million in the current quarter, up $22.2 million, or 5%, compared to $432.5 million in the prior-year quarter, primarily reflecting higher cash-based incentive accruals, increased salary expense, and higher long-term performance-based incentive expense, partially offset by lower severance charges. Compensation expense in the current quarter included severance-related and restructuring charges of $3.9 million, as compared to $19.5 million in the prior-year quarter. The increase in salary expense was driven by base pay adjustments and staff growth including the acquisition of UBS Asset Management’s fund administration units in Luxembourg and Switzerland (the UBS acquisition).
Employee benefits expense totaled $88.8 million in the current quarter, up $13.2 million, or 17%, compared to $75.6 million in the prior-year quarter, primarily due to higher medical costs and retirement plan expenses. Employee benefits expense in the current quarter included a benefit of $0.2 million from severance-related charges, as compared to an expense of $2.5 million in the prior-year quarter.
Outside services expense totaled $185.6 million in the current quarter, up $18.6 million, or 11%, compared to $167.0 million in the prior-year quarter, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard as of January 1, 2018, higher technical services costs, increased costs associated with the UBS acquisition, and higher sub-custodian expenses, partially offset by lower sub-advisor costs and consulting services. There is a corresponding increase to trust, investment and other servicing fees as a result of the adoption of the new revenue recognition accounting standard. The current quarter included severance-related and restructuring charges of $2.9 million, as compared to $0.8 million in the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Equipment and software expense totaled $144.2 million in the current quarter, up $10.5 million, or 8%, compared to $133.7 million in the prior-year quarter, primarily reflecting increased software amortization.
Other operating expense totaled $75.3 million in the current quarter, down 8% from $82.3 million in the prior-year quarter, primarily reflecting lower charges associated with account servicing activities, partially offset by higher costs associated with the UBS acquisition.
The components of other operating expense are provided below.
Table 14: Other Operating Expense

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Business Promotion	$21.9	$19.8	$2.1	10%
Staff Related	10.3	12.8	(2.5)	(19)
FDIC Insurance Premiums	7.6	8.5	(0.9)	(11)
Other Intangibles Amortization	4.3	2.3	2.0	88
Other Expenses	31.2	38.9	(7.7)	(20)
Total Other Operating Expense	$75.3	$82.3	$(7.0)	(8)%
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2018 was $116.8 million, representing an effective tax rate of 23.0%, compared to $122.9 million in the prior-year quarter, representing an effective tax rate of 31.4%.

The decrease in the provision for income taxes was primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in the fourth quarter of 2017 as well as the tax benefit recognized in the current quarter in conjunction with sales related to a non-strategic lease portfolio. Decreases to the provision for income taxes were partially offset by an increase in income before income taxes, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with non-U.S. branches and subsidiaries, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises compared to the prior-year quarter. The initial estimated impact of the TCJA may continue to be refined in future periods as further information becomes available.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2018 and 2017. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 15: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$552.2	$487.1	$390.7	$361.1	$—	$—	$942.9	$848.2
Foreign Exchange Trading Income	60.1	50.6	1.0	0.8	17.8	(1.5)	78.9	49.9
Other Noninterest Income	45.0	44.4	26.7	26.7	(0.7)	10.5	71.0	81.6
Net Interest Income*	247.9	176.0	209.6	181.8	(34.9)	(7.4)	422.6	350.4
Revenue*	905.2	758.1	628.0	570.4	(17.8)	1.6	1,515.4	1,330.1
Provision for Credit Losses	3.0	(2.7)	(1.5)	(4.3)	—	—	1.5	(7.0)
Noninterest Expense	599.3	545.6	369.5	350.9	28.6	40.9	997.4	937.4
Income before Income Taxes*	302.9	215.2	260.0	223.8	(46.4)	(39.3)	516.5	399.7
Provision for Income Taxes*	63.0	67.7	64.1	84.3	(1.0)	(20.2)	126.1	131.8
Net Income	$239.9	$147.5	$195.9	$139.5	$(45.4)	$(19.1)	$390.4	$267.9
Percentage of Consolidated Net Income	62%	55%	50%	52%	(12)%	(7)%	100%	100%
Average Assets	$82,153.1	$80,584.0	$26,086.3	$26,823.5	$15,627.3	$10,993.2	$123,866.7	$118,400.7
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.3 million for 2018 and $8.9 million for 2017. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,096.5	$950.0	$784.1	$706.4	$—	$—	$1,880.6	$1,656.4
Foreign Exchange Trading Income	122.5	99.7	2.2	1.7	32.7	(3.4)	157.4	98.0
Other Noninterest Income	91.6	88.6	52.4	52.2	2.8	15.4	146.8	156.2
Net Interest Income*	477.3	342.5	408.4	358.8	(70.4)	11.5	815.3	712.8
Revenue*	1,787.9	1,480.8	1,247.1	1,119.1	(34.9)	23.5	3,000.1	2,623.4
Provision for Credit Losses	(0.9)	(2.4)	(0.6)	(5.6)	—	—	(1.5)	(8.0)
Noninterest Expense	1,184.9	1,056.4	735.2	697.2	72.6	78.3	1,992.7	1,831.9
Income before Income Taxes*	603.9	426.8	512.5	427.5	(107.5)	(54.8)	1,008.9	799.5
Provision for Income Taxes*	129.8	134.6	126.5	161.1	(19.4)	(40.2)	236.9	255.5
Net Income	$474.1	$292.2	$386.0	$266.4	$(88.1)	$(14.6)	$772.0	$544.0
Percentage of Consolidated Net Income	61%	54%	50%	49%	(11)%	(3)%	100%	100%
Average Assets	$82,891.4	$79,201.4	$26,097.1	$26,743.1	$15,189.8	$11,499.3	$124,178.3	$117,443.8
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $18.0 million for 2018 and $17.8 million for 2017. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services

C&IS net income totaled $239.9 million in the current quarter compared to $147.5 million in the prior-year quarter, an increase of $92.4 million, or 63%. Noninterest income was $657.3 million in the current quarter, up $75.2 million, or 13%, from $582.1 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and foreign exchange trading income.
Table 16: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Custody and Fund Administration	$376.7	$327.5	$49.2	15%
Investment Management	113.1	99.3	13.8	14
Securities Lending	30.2	24.6	5.6	23
Other	32.2	35.7	(3.5)	(10)
Total C&IS Trust, Investment and Other Servicing Fees	$552.2	$487.1	$65.1	13%
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
Custody and fund administration fees increased $49.2 million, or 15%, from the prior-year quarter, primarily due to revenue associated with the UBS acquisition, new business, and the favorable impact of movements in foreign exchange rates. Investment management fees increased $13.8 million, or 14%, primarily due to new business, favorable markets, and a change to gross revenue presentation for certain clients. There is a corresponding increase to third-party advisor costs in outside services as a result of the change to gross revenue presentation for these clients. Securities lending fees increased 23% primarily due to increased loan volumes. Other fees decreased 10%, primarily due to lower sub-advisor fees. The decrease associated with sub-advisor fees has an associated decrease in outside services expense.
Foreign exchange trading income totaled $60.1 million in the current quarter, an increase of $9.5 million, or 19%, from $50.6 million in the prior-year quarter. The increase was driven primarily by higher client volumes.
Other noninterest income in C&IS totaled $45.0 million in the current quarter, up 1%, from $44.4 million in the prior-year quarter, primarily due to higher security commissions and trading income, partially offset by lower treasury management fees.
Net interest income stated on an FTE basis was $247.9 million in the current quarter, up $71.9 million, or 41%, from $176.0 million in the prior-year quarter. The increase in net interest income was primarily attributable to an increase in the net interest margin and higher levels of earning assets. The net interest margin increased to 1.31% from 0.94% in the prior-year quarter, primarily due to higher short-term interest rates. Average earning assets totaled $75.6 billion, up from $74.8 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $54.3 billion in the current quarter, up from $51.7 billion in the prior-year quarter.
The provision for credit losses was $3.0 million in the current quarter, compared with a provision credit of $2.7 million in the prior-year quarter. The current quarter provision reflected an increase in the specific reserve attributable to the commercial and institutional and commercial real estate portfolios. The prior-year quarter provision credit reflected a reduction in the inherent reserve requirement due to continued improvement in credit quality.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $599.3 million in the current quarter, up $53.7 million, or 10%, from $545.6 million in the prior-year quarter, primarily reflecting higher compensation expense, indirect expense allocations, outside services expense, and employee benefits expense.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

The provision for income taxes was $63.0 million in the current quarter compared to $67.7 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.
Wealth Management
Wealth Management net income was $195.9 million in the current quarter, up $56.4 million, or 40%, from $139.5 million in the prior-year quarter. Noninterest income was $418.4 million, up $29.8 million, or 8%, from $388.6 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. Trust, investment and other servicing fees in Wealth Management totaled $390.7 million in the current quarter, increasing $29.6 million, or 8%, from $361.1 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 17: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2018	2017	Change
Central	$150.7	$143.1	$7.6	5%
East	97.0	88.3	8.7	10
West	80.4	73.4	7.0	10
Global Family Office	62.6	56.3	6.3	11
Total Wealth Management Trust, Investment and Other Servicing Fees	$390.7	$361.1	$29.6	8%
Wealth Management fee income is calculated primarily based on market values. The increase in Wealth Management fees across all regions was primarily attributable to favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. The 11% increase in Global Family Office fees was primarily attributable to new business and favorable markets.
Other noninterest income was $26.7 million in both the current and prior-year quarters, primarily reflecting an increase in other operating income, offset by a decrease in securities commissions and trading income.
Net interest income stated on an FTE basis was $209.6 million in the current quarter, up $27.8 million, or 15%, from $181.8 million in the prior-year quarter, primarily reflecting an increase in the net interest margin, partially offset by lower levels of earning assets. The net interest margin increased to 3.26% from 2.75% in the prior-year quarter, reflecting higher yields on earning assets. Average earning assets decreased $792.3 million to $25.8 billion from the prior-year quarter’s $26.6 billion. Earning assets and funding sources were primarily comprised of loans and domestic interest-bearing deposits, respectively.
The provision for credit losses was a provision credit of $1.5 million in the current quarter, compared with a provision credit of $4.3 million in the prior-year quarter. The current quarter provision reflected a reduction in the specific reserve attributable to the residential real estate portfolio. The prior-year quarter provision reflected a reduction in the inherent allowance requirement due to improvement in credit quality.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $369.5 million in the current quarter, compared to $350.9 million in the prior-year quarter, an increase of $18.6 million, or 5%, primarily reflecting higher indirect expense allocations and compensation expense.
The provision for income taxes was $64.1 million in the current quarter compared to $84.3 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.

REPORTING SEGMENTS (continued)
Treasury and Other (continued)

Treasury and Other noninterest income increased $8.1 million, from $9.0 million in the prior-year quarter to $17.1 million in the current quarter, primarily due to higher foreign exchange trading income due to increased foreign exchange swap activity in Treasury, partially offset by lower other noninterest income.
Net interest income decreased $27.5 million from net interest expense of $7.4 million in the prior-year quarter to net interest expense of $34.9 million in the current quarter. The reduction in net interest income in Treasury and Other was driven by higher net funds transfer pricing credits in the C&IS and Wealth Management segments, partially offset by higher yields on earning assets. Average earning assets increased $4.4 billion to $13.0 billion from $8.6 billion in the prior-year quarter.
Noninterest expense totaled $28.6 million in the current quarter, down $12.3 million, or 30%, from $40.9 million in the prior-year quarter, primarily reflecting higher indirect expense allocations to C&IS and Wealth Management as compared to the prior-year quarter, lower compensation expense, and lower other operating expense, partially offset by higher outside services expense, equipment and software expense, and employee benefit expense.
The provision for income taxes was a benefit of $1.0 million in the current quarter compared to a $20.2 million benefit in the prior-year quarter, impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises compared to the prior-year quarter, and a decrease in income before income taxes.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview
Net income per diluted common share was $3.26 for the six months ended June 30, 2018, and $2.21 in the comparable prior-year period. Net income totaled $772.0 million, up $228.0 million, or 42%, compared to $544.0 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 16.3%, compared to 11.6% in the prior-year period. The annualized return on average assets was 1.25% in the current period compared to 0.93% in the prior-year period.
Revenue for the six months ended June 30, 2018 totaled $2.98 billion, up $376.5 million, or 14%, as compared to $2.61 billion in the prior-year period.
Noninterest income was $2.18 billion, up $274.1 million, or 14%, from $1.91 billion in the prior-year period, primarily driven by increased trust, investment, and other servicing fees, foreign exchange trading income, and security commissions and trading income, partially offset by lower other operating income.

Net interest income totaled $797.3 million, up $102.3 million, or 15%, as compared to $695.0 million in the prior-year period, due to a higher net interest margin and an increase in earning assets.

The provision for credit losses was a provision credit of $1.5 million in the current period, as compared to a provision credit of $8.0 million in the prior-year period.

Noninterest expense totaled $1.99 billion in the current period, up $160.8 million, or 9%, from $1.83 billion in the prior-year period, primarily attributable to higher compensation, outside services, employee benefits, equipment and software and occupancy expense.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 18: Six Months Ended June 30 Noninterest Income

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Trust, Investment and Other Servicing Fees	$1,880.6	$1,656.4	$224.2	14%
Foreign Exchange Trading Income	157.4	98.0	59.4	61
Treasury Management Fees	27.5	29.6	(2.1)	(7)
Security Commissions and Trading Income	53.3	44.6	8.7	20
Other Operating Income	66.2	82.7	(16.5)	(20)
Investment Security Losses, net	(0.2)	(0.7)	0.5	N/M
Total Noninterest Income	$2,184.8	$1,910.6	$274.2	14%
As illustrated in the following table, trust, investment and other servicing fees from C&IS increased $146.5 million, or 15%, totaling $1.10 billion, compared to $950.0 million a year ago.
Table 19: Six Months Ended June 30 C&IS Trust, Investment and Other Servicing Fees

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Custody and Fund Administration	$750.6	$635.0	$115.6	18%
Investment Management	222.8	192.8	30.0	16
Securities Lending	56.2	48.4	7.8	16
Other	66.9	73.8	(6.9)	(9)
Total	$1,096.5	$950.0	$146.5	15%
Custody and fund administration fees, the largest component of C&IS fees, increased 18%, primarily driven by revenue associated with the UBS acquisition, new business, the favorable impact of movements in foreign exchange rates, and favorable markets. C&IS investment management fees increased 16%, primarily due to the favorable impact of markets, new business, and a change to gross revenue presentation for certain clients. There is a corresponding increase to third-party advisor costs in outside services as a result of the change to gross revenue presentation for certain clients. Securities lending fees increased 16%, primarily driven by increased loan volumes, partially offset by lower spreads. Other fees in C&IS decreased 9%, primarily due to lower sub-advisor fees, partially offset by new business. The decrease associated with sub-advisor fees has an associated decrease in outside services expense.
As illustrated in the following table, trust, investment and other servicing fees from Wealth Management totaled $784.1 million, up $77.7 million, or 11%, from $706.4 million a year ago.
Table 20: Six Months Ended June 30 Wealth Management Trust, Investment and Other Servicing Fees

	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Wealth Management Trust, Investment and Other Servicing Fees
Central	$304.6	$280.5	$24.1	9%
East	195.9	173.5	22.4	13
West	159.0	143.0	16.0	11
Global Family Office	124.6	109.4	15.2	14
Total	$784.1	$706.4	$77.7	11%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The increase in Wealth Management fees across the regions was primarily attributable to favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. The 14% increase in Global Family Office fees was primarily attributable to new business and favorable markets.
Foreign exchange trading income increased $59.4 million, or 61%, and totaled $157.4 million compared with $98.0 million in the prior-year period. The increase was attributable to higher client volumes and increased foreign exchange swap activity in Treasury.
Security commissions and trading income increased $8.7 million, or 20%, and totaled $53.3 million compared with $44.6 million in the prior-year period. The increase was attributable to higher core brokerage and transition management revenue.
Other operating income decreased $16.5 million, or 20%, to $66.2 million compared with $82.7 million in the prior-year period. The decrease was due to non-recurring net gains on hedging activity recognized in the prior-year period and a valuation adjustment to existing swap agreements related to Visa Inc. Class B common shares recorded in other income in the current period. The components of other operating income are provided below.
Table 21: Six Months Ended June 30 Other Operating Income

Other Operating Income	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Loan Service Fees	$25.2	$25.7	$(0.5)	(2)%
Banking Service Fees	24.2	24.9	(0.7)	(3)
Other Income	16.8	32.1	(15.3)	(48)
Total Other Operating Income	$66.2	$82.7	$(16.5)	(20)%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 22: Six Months Ended June 30 Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	Six Months Ended June 30,
	2018			2017
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$96.2	$25,498.4	0.76%	$63.4	$22,190.6	0.58%
Interest-Bearing Due from and Deposits with Banks (1)	38.2	6,737.6	1.14	29.0	7,171.8	0.82
Federal Funds Sold and Securities Purchased under Agreements to Resell	15.1	1,442.0	2.11	14.0	2,035.7	1.38
Securities
U.S. Government	50.5	5,726.8	1.78	45.0	6,816.6	1.33
Obligations of States and Political Subdivisions	6.0	732.1	1.63	7.0	959.1	1.47
Government Sponsored Agency	190.7	19,535.4	1.97	130.6	17,843.0	1.48
Other (2)	167.8	23,023.5	1.47	113.8	18,633.1	1.23
Total Securities	415.0	49,017.8	1.71	296.4	44,251.8	1.35
Loans and Leases (3)	527.1	32,351.1	3.29	442.5	33,781.9	2.64
Total Earning Assets	1,091.6	115,046.9	1.91	845.3	109,431.8	1.56
Allowance for Credit Losses Assigned to Loans and Leases	—	(128.7)	—	—	(161.5)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,516.4	—	—	2,410.5	—
Buildings and Equipment	—	448.5	—	—	465.5	—
Client Security Settlement Receivables	—	976.9	—	—	829.3	—
Goodwill	—	613.4	—	—	520.6	—
Other Assets	—	4,704.9	—	—	3,947.6	—
Total Assets	$—	$124,178.3	—%	$—	$117,443.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$29.8	$15,739.8	0.38%	$7.9	$15,340.8	0.10%
Savings Certificates and Other Time	4.1	977.1	0.85	4.7	1,325.6	0.71
Non-U.S. Offices — Interest-Bearing	106.5	58,437.8	0.37	56.0	54,565.7	0.21
Total Interest-Bearing Deposits	140.4	75,154.7	0.38	68.6	71,232.1	0.19
Short-Term Borrowings	86.0	10,376.1	1.67	21.2	5,534.8	0.77
Senior Notes	23.4	1,497.5	3.16	23.5	1,496.8	3.16
Long-Term Debt	23.0	1,418.6	3.27	17.0	1,431.1	2.39
Floating Rate Capital Debt	3.5	277.5	2.51	2.2	277.4	1.63
Total Interest-Related Funds	276.3	88,724.4	0.63	132.5	79,972.2	0.33
Interest Rate Spread	—	—	1.28	—	—	1.23
Demand and Other Noninterest-Bearing Deposits	—	21,752.4	—	—	24,609.3	—
Other Liabilities	—	3,531.4	—	—	2,978.1	—
Stockholders’ Equity	—	10,170.1	—	—	9,884.2	—
Total Liabilities and Stockholders’ Equity	$—	$124,178.3	—%	$—	$117,443.8	—%
Net Interest Income/Margin (FTE Adjusted)	$815.3	$—	1.43%	$712.8	$—	1.31%
Net Interest Income/Margin (Unadjusted)	$797.3	$—	1.40%	$695.0	$—	1.28%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Six Months Ended June 30, 2018/2017
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$53.6	$192.7	$246.3
Interest-Related Funds	27.7	116.1	143.8
Net Interest Income (FTE)	$25.9	$76.6	$102.5

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of June 30, 2018 and 2017.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.8% and 37.8% for the six months ended June 30, 2018 and 2017, respectively. Total taxable equivalent interest adjustments amounted to $18.0 million and $17.8 million for the six months ended June 30, 2018 and 2017, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income, stated on an FTE basis, totaled $815.3 million, an increase of $102.5 million, or 14%, from $712.8 million reported in the prior-year period. The increase is the result of higher net interest margin and an increase in earning assets. Average earning assets were $115.0 billion, up $5.6 billion, or 5%, from $109.4 billion in the prior-year period, primarily attributable to higher levels of securities and short-term interest-bearing deposits, partially offset by a reduction in loans and leases. The net interest margin, on an FTE basis, increased to 1.43% from 1.31% in the prior-year period.
Provision for Credit Losses
The provision for credit losses was a provision credit of $1.5 million in the current-year period, compared to a provision credit of $8.0 million in the prior-year period. The credit provision in the current-year period was primarily driven by reductions in outstanding loans that resulted in a reduction in the inherent allowance ascribed to the residential real estate, commercial real estate, and commercial and institutional portfolios as well as the reduction in the specific reserve attributable to the residential real estate portfolio, partially offset by an increase in the specific reserve attributable to the commercial and institutional and commercial real estate portfolios. Net charge-offs in the current-year period totaled $3.1 million resulting from $6.5 million of charge-offs and $3.4 million of recoveries, compared to net charge-offs of $5.2 million in the prior-year period resulting from $9.7 million of charge-offs and $4.5 million of recoveries. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 84% and 81% of total nonperforming loans and leases at June 30, 2018 and 2017, respectively. Loan balances within the residential real estate, commercial and institutional, and commercial real estate portfolios decreased in the current period, while loan balances in the non-U.S. portfolio increased. For additional discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 23.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense

Noninterest expense totaled $1.99 billion for the current period, up $160.8 million, or 9%, compared to $1.83 billion in the prior-year period. The components of noninterest expense are provided below.
Table 23: Six Months Ended June 30 Noninterest Expense

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Compensation	$926.4	$858.3	$68.1	8%
Employee Benefits	180.5	153.4	27.1	18
Outside Services	357.0	320.1	36.9	12
Equipment and Software	284.2	261.0	23.2	9
Occupancy	100.3	91.7	8.6	9
Other Operating Expense	144.3	147.4	(3.1)	(2)
Total Noninterest Expense	$1,992.7	$1,831.9	$160.8	9%
Compensation expense, the largest component of noninterest expense, totaled $926.4 million, up $68.1 million, or 8%, from $858.3 million in the prior-year period, reflecting increases due to higher cash-based incentive accruals, higher salary expense driven by base pay adjustments and staff growth including the UBS acquisition, and higher long-term performance-based incentive expense, partially offset by lower severance-related and restructuring charges of $10.0 million in the current period compared to $19.5 million in the prior-year period
Employee benefits expense of $180.5 million was up $27.1 million, or 18%, from $153.4 million in the prior-year period, reflecting higher retirement plan expenses, medical expenses, and payroll taxes, partially offset by lower severance-related and restructuring charges of $0.3 million in the current period compared to severance-related and restructuring charges of $2.5 million in the prior-year period.
Outside services expense equaled $357.0 million, up $36.9 million, or 12%, from $320.1 million in the prior-year period, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard, higher technical services costs, increased costs associated with the UBS acquisition, higher sub-custodian expenses, and higher severance-related and restructuring charges of $4.9 million in the current period compared to $0.8 million in the prior-year period, partially offset by lower sub-advisor costs and consulting services. There is a corresponding increase to trust, investment and other servicing fees as a result of the adoption of the new revenue recognition accounting standard.
Equipment and software expense totaled $284.2 million, up $23.2 million, or 9%, from $261.0 million in the prior-year period, reflecting increased software amortization and costs associated with the UBS acquisition.
Occupancy expense equaled $100.3 million, up $8.6 million, or 9%, from $91.7 million in the prior-year period, primarily reflecting accelerated depreciation expense related to a previously announced facility exit.
Other operating expense totaled $144.3 million, down $3.1 million, or 2%, from $147.4 million in the prior-year period, primarily reflecting lower charges associated with account servicing activities, partially offset by higher costs associated with the UBS acquisition. The components of other operating expense are provided below.
Table 24: Six Months Ended June 30 Other Operating Expense

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2018	2017	Change
Business Promotion	$38.0	$36.0	$2.0	6%
Staff Related	15.7	21.4	(5.7)	(27)
FDIC Insurance Premiums	16.5	17.0	(0.5)	(3)
Other Intangibles Amortization	8.9	4.7	4.2	90
Other Expenses	65.2	68.3	(3.1)	(4)
Total Other Operating Expense	$144.3	$147.4	$(3.1)	(2)%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Provision for Income Taxes

Income tax expense for the six months ended June 30, 2018 was $218.9 million, representing an effective tax rate of 22.1%. The provision for income taxes was $237.7 million for the six months ended June 30, 2017, representing an effective tax rate of 30.4%.
The decrease in the provision for income taxes compared to the prior-year period was primarily due to the decrease in the provision for income taxes attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the TCJA enacted in the fourth quarter of 2017, a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses, and the tax benefit recognized in conjunction with sales related to a non-strategic lease portfolio, partially offset by an increase in income before income taxes, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with non-U.S. branches and subsidiaries, a $15.8 million net provision recorded in the first quarter of 2018 representing adjustments to the initial estimated impact of the TCJA recorded in the fourth quarter of 2017, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises compared to the prior-year period. The initial estimated impact of the TCJA may continue to be refined in future periods as further information becomes available.
CONSOLIDATED BALANCE SHEETS
Total assets were $135.1 billion and $138.6 billion at June 30, 2018 and December 31, 2017, respectively, and averaged $123.9 billion in the current quarter compared with $118.4 billion in the quarter ended June 30, 2017. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Loans and leases totaled $32.5 billion and $32.6 billion at June 30, 2018 and December 31, 2017, respectively, and averaged $32.2 billion in the current quarter, down 5% from $33.9 billion in the quarter ended June 30, 2017. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $50.6 billion and $47.4 billion at June 30, 2018 and December 31, 2017, respectively, and averaged $49.7 billion for the current quarter, up 14% from $43.7 billion in the quarter ended June 30, 2017. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits totaled $41.1 billion and $49.6 billion at June 30, 2018 and December 31, 2017, respectively, and averaged $32.5 billion in the current quarter, up 1% from $32.3 billion in the quarter ended June 30, 2017, primarily reflecting increased Federal Reserve and other central bank deposits, partially offset by lower interest-bearing due from and deposits with banks. Interest-bearing client deposits at June 30, 2018 and December 31, 2017, totaled $79.9 billion and $83.8 billion, respectively, and averaged $74.1 billion in the current quarter compared to $73.2 billion in the quarter ended June 30, 2017. Noninterest-bearing client deposits at June 30, 2018 and December 31, 2017 totaled $26.7 billion and $28.6 billion, respectively, and averaged $21.5 billion in the current quarter, down 9% from $23.5 billion in the quarter ended June 30, 2017.
Total stockholders’ equity was $10.4 billion at June 30, 2018 and $10.2 billion at December 31, 2017, and averaged $10.2 billion for the current quarter, up 2% from $10.0 billion for the quarter ended June 30, 2017. The increase in stockholders’ equity was primarily attributable to earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.
During the three and six months ended June 30, 2018, the Corporation declared cash dividends totaling $95.7 million and $192.2 million to common stockholders, and cash dividends totaling $5.9 million and $23.2 million to preferred stockholders, respectively. During the three and six months ended June 30, 2018, the Corporation repurchased 1,787,701 shares of common stock, including 5,986 shares withheld related to share-based compensation, at a total cost of $190.6 million ($106.63 average price per share) and 4,305,710 shares of common stock, including 385,109 shares withheld related to share-based compensation, at a total cost of $453.8 million ($105.39 average price per share), respectively.

CAPITAL RATIOS

The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2018, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 25: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	June 30, 2018		March 31, 2018		June 30, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.3%	12.4%	13.0%	12.3%	13.2%	12.3%
Tier 1	14.6%	13.6%	14.3%	13.6%	14.5%	13.5%
Total	16.5%	15.6%	16.2%	15.5%	16.5%	15.6%
Tier 1 Leverage	7.7%	7.7%	7.6%	7.6%	8.1%	8.1%
Supplementary Leverage	6.8%	N/A	6.6%	N/A	7.0%	N/A

Capital Ratios — The Northern Trust Company	June 30, 2018		March 31, 2018		June 30, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.8%	12.6%	13.6%	12.6%	13.3%	12.1%
Tier 1	13.8%	12.6%	13.6%	12.6%	13.3%	12.1%
Total	15.4%	14.3%	15.2%	14.3%	14.9%	13.9%
Tier 1 Leverage	7.1%	7.1%	7.0%	7.0%	7.2%	7.2%
Supplementary Leverage	6.2%	N/A	6.1%	N/A	6.2%	N/A
STATEMENTS OF CASH FLOWS
Net cash used in operating activities of $145.5 million for the six months ended June 30, 2018 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings. For the six months ended June 30, 2017, net cash provided by operating activities of $312.6 million was primarily attributable to period earnings, including the impact of non-cash charges such as amortization of computer software, and higher net collateral deposited with derivative counterparties, partially offset by net changes in other operating activities due to incentive payments and a decrease in accounts payable.
Net cash provided by investing activities of $3.6 billion for the six months ended June 30, 2018 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits and interest-bearing deposits with banks, partially offset by net purchases of debt securities available for sale and held to maturity, net changes in other investing activities, decreased levels of client security settlement receivables, and the acquisition of Citadel Technology LLC’s Omnium technology platform and associated development resources. For the six months ended June 30, 2017, net cash used in investing activities of $298.0 million was primarily attributable to increased levels of Federal Reserve and other central bank deposits, offset by net proceeds from sale, maturity and redemption of securities available for sale.
Net cash used in financing activities of $3.0 billion for the six months ended June 30, 2018 was primarily attributable to decreased levels of total deposits and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by higher short-term other borrowings and federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of interest-bearing and non-interest bearing non-U.S. office client deposits and domestic savings, money market and other interest-bearing deposits. For the six months ended June 30, 2017, net cash provided by financing activities of $184.1 million was primarily attributable to increased levels of total deposits and proceeds from the issuance of fixed-to-floating rate subordinated notes, partially offset by lower short-term other borrowings, the repurchase of common stock pursuant to the Corporation’s share repurchase program, and cash dividends paid to common and preferred stockholders. The increase in total deposits was attributable to higher levels of interest-bearing and non-interest bearing non-U.S. office client deposits.

ASSET QUALITY
Securities Portfolio

Northern Trust maintains a high quality debt securities portfolio, with 80% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2018, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 8% was rated double-A, 2% was rated below double-A, and 10% was not rated by Moody’s Investors Service or Standard and Poor’s (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long term ratings are at least A).
Net unrealized losses within the investment securities portfolio totaled $290.3 million at June 30, 2018, compared to net unrealized losses of $160.8 million as of December 31, 2017. Net unrealized losses as of June 30, 2018 were comprised of $93.2 million and $383.5 million of gross unrealized gains and losses, respectively. Unrealized losses as of June 30, 2018 of $167.8 million and $56.2 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since purchase. $53.8 million of unrealized losses in securities classified as “other” related to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligation under the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Also, $30.1 million of the unrealized losses related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase. As of June 30, 2018, 38% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the six months ended June 30, 2018, charges of $0.2 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA-eligible securities. There were $0.1 million OTTI losses for the six months ended June 30, 2017. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Table 26: Nonperforming Assets

($ In Millions)	June 30, 2018		March 31, 2018		June 30, 2017
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$14.1		$4.4		$21.6
Commercial Real Estate	6.7		6.2		8.6
Total Commercial	20.8		10.6		30.2
Personal
Residential Real Estate	$107.6		$114.1		$128.7
Private Client	—		—		0.1
Total Personal	107.6		114.1		128.8
Total Nonperforming Loans and Leases	128.4		124.7		159.0
Other Real Estate Owned	3.8		4.2		7.7
Total Nonperforming Assets	$132.2		$128.9		$166.7
90 Day Past Due Loans Still Accruing	$5.2		$6.2		$64.6
Nonperforming Loans and Leases to Total Loans and Leases	0.40%		0.39%		0.47%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.0	x	1.0	x	1.0	x
Nonperforming assets of $132.2 million as of June 30, 2018, primarily reflected decreases within the residential real estate and commercial and institutional portfolios as a result of payments and charge-offs, partially offset by new nonperforming assets within the same portfolios as compared to the prior year. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
The provision for credit losses was $1.5 million in the current quarter, compared to a provision credit of $7.0 million in the prior-year quarter. Net charge-offs were $0.1 million, resulting from $2.2 million of charge-offs and $2.1 million of recoveries, compared to $3.2 million of net charge-offs in the prior-year quarter, resulting from $5.0 million of charge-offs and $1.8 million of recoveries. Residential real estate loans accounted for 84% and 81% of total nonperforming loans and leases at June 30, 2018 and 2017, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2018 and 2017 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 27: Allocation of the Allowance for Credit Losses

	June 30, 2018		March 31, 2018		June 30, 2017
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$6.1	—%	$5.0	—%	$8.7	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	33.5	27	33.7	28	33.7	27
Commercial Real Estate	41.8	11	40.9	11	58.7	11
Lease Financing, net	0.2	—	0.1	1	—	1
Non-U.S.	—	6	—	5	—	6
Other	2.1	2	1.5	1	1.1	1
Total Commercial	77.6	46	76.2	46	93.5	46
Personal
Residential Real Estate	54.4	21	55.5	22	63.8	23
Private Client	9.5	33	9.5	32	10.7	31
Other	1.6	—	1.6	—	2.1	—
Total Personal	65.5	54	66.6	54	76.6	54
Total Allocated Inherent Allowance	$143.1	100%	$142.8	100%	$170.1	100%
Total Allowance for Credit Losses	$149.2		$147.8		$178.8
Allowance Assigned to
Loans and Leases	$127.2		$125.4		$153.8
Undrawn Commitments and Standby Letters of Credit	22.0		22.4		25.0
Total Allowance for Credit Losses	$149.2		$147.8		$178.8
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.39%		0.39%		0.46%

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
The NII sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate NII sensitivity given uncertainty in the assumptions. The following key assumptions are incorporated into the simulation:

▪
the balance sheet size and mix remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain non-maturity deposits that are considered short-term in nature and therefore, receive a more conservative interest-bearing treatment;

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
Table 28: Net Interest Income Sensitivity as of June 30, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$31
200 Basis Points	38
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(55)
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
Table 29: Market Value of Equity Sensitivity as of June 30, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$150
200 Basis Points	(111)
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(288)
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
During the period ended June 30, 2018, Northern Trust did not exceed its NII sensitivity limits or its MVE sensitivity limits.
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
Table 30: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
High	$0.2	$0.3	$0.2	$0.2	$0.2	$0.3
Low	0.1	0.1	—	—	—	0.1
Average	0.1	0.2	0.1	0.1	0.1	0.2
Quarter-End	0.1	0.1	0.1	—	0.1	0.1
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
Table 31: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	June 30, 2018			June 30, 2017
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$567.7	$9.3	$577.0	$417.2	$8.9	$426.1
Interest Expense	154.4	—	154.4	75.7	—	75.7
Net Interest Income	$413.3	$9.3	$422.6	$341.5	$8.9	$350.4
Net Interest Margin	1.45%		1.48%	1.25%		1.28%

Revenue	$1,506.1	$9.3	$1,515.4	$1,321.2	$8.9	$1,330.1

	Six Months Ended
	June 30, 2018			June 30, 2017
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$1,073.6	$18.0	$1,091.6	$827.5	$17.8	$845.3
Interest Expense	276.3	—	276.3	132.5	—	132.5
Net Interest Income	$797.3	$18.0	$815.3	$695.0	$17.8	$712.8
Net Interest Margin	1.40%		1.43%	1.28%		1.31%

Revenue	$2,982.1	$18.0	$3,000.1	$2,605.6	$17.8	$2,623.4

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

•	Northern Trust’s success in responding to and investing in changes and advancements in technology;

•	a significant downgrade of any of Northern Trust’s debt ratings;

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	changes in interest rates or in the monetary or other policies of various regulatory authorities or central banks;

•	changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including Northern Trust;

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and Due from Banks	$4,888.1	$4,518.1
Federal Reserve and Other Central Bank Deposits	33,422.0	40,479.1
Interest-Bearing Deposits with Banks	4,161.2	5,611.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,427.8	1,324.3
Debt Securities
Available for Sale	35,184.5	33,742.1
Held to Maturity (Fair value of $14,157.8 and $13,010.9)	14,225.1	13,049.0
Trading Account	0.7	0.5
Total Debt Securities	49,410.3	46,791.6
Loans and Leases
Commercial	14,885.7	14,558.0
Personal	17,587.5	18,034.2
Total Loans and Leases (Net of unearned income of $20.4 and $35.5)	32,473.2	32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(127.2)	(131.2)
Buildings and Equipment	428.8	464.6
Client Security Settlement Receivables	2,027.3	1,647.0
Goodwill	673.5	605.6
Other Assets	6,321.2	4,687.3
Total Assets	$135,106.2	$138,590.5
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$18,162.6	$18,712.2
Savings, Money Market and Other Interest-Bearing	15,492.1	16,975.3
Savings Certificates and Other Time	855.2	1,152.3
Non U.S. Offices — Noninterest-Bearing	8,503.6	9,878.8
— Interest-Bearing	63,511.4	65,672.2
Total Deposits	106,524.9	112,390.8
Federal Funds Purchased	3,222.0	2,286.1
Securities Sold Under Agreements to Repurchase	981.3	834.0
Other Borrowings	7,635.1	6,051.1
Senior Notes	1,497.7	1,497.3
Long-Term Debt	1,410.6	1,449.5
Floating Rate Capital Debt	277.5	277.5
Other Liabilities	3,199.5	3,588.0
Total Liabilities	124,748.6	128,374.3
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 223,281,786 and 226,126,674	408.6	408.6
Additional Paid-In Capital	1,050.2	1,047.2
Retained Earnings	10,262.5	9,685.1
Accumulated Other Comprehensive Loss	(508.1)	(414.3)
Treasury Stock (21,889,738 and 19,044,850 shares, at cost)	(1,737.6)	(1,392.4)
Total Stockholders’ Equity	10,357.6	10,216.2
Total Liabilities and Stockholders’ Equity	$135,106.2	$138,590.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$942.9	$848.2	$1,880.6	$1,656.4
Foreign Exchange Trading Income	78.9	49.9	157.4	98.0
Treasury Management Fees	13.5	14.9	27.5	29.6
Security Commissions and Trading Income	26.1	24.1	53.3	44.6
Other Operating Income	31.4	43.0	66.2	82.7
Investment Security Gains (Losses), net (Note)	—	(0.4)	(0.2)	(0.7)
Total Noninterest Income	1,092.8	979.7	2,184.8	1,910.6
Net Interest Income
Interest Income	567.7	417.2	1,073.6	827.5
Interest Expense	154.4	75.7	276.3	132.5
Net Interest Income	413.3	341.5	797.3	695.0
Provision for Credit Losses	1.5	(7.0)	(1.5)	(8.0)
Net Interest Income after Provision for Credit Losses	411.8	348.5	798.8	703.0
Noninterest Expense
Compensation	454.7	432.5	926.4	858.3
Employee Benefits	88.8	75.6	180.5	153.4
Outside Services	185.6	167.0	357.0	320.1
Equipment and Software	144.2	133.7	284.2	261.0
Occupancy	48.8	46.3	100.3	91.7
Other Operating Expense	75.3	82.3	144.3	147.4
Total Noninterest Expense	997.4	937.4	1,992.7	1,831.9
Income before Income Taxes	507.2	390.8	990.9	781.7
Provision for Income Taxes	116.8	122.9	218.9	237.7
Net Income	$390.4	$267.9	$772.0	$544.0
Preferred Stock Dividends	5.9	5.9	23.2	26.6
Net Income Applicable to Common Stock	$384.5	$262.0	$748.8	$517.4
Per Common Share
Net Income — Basic	$1.69	$1.12	$3.28	$2.22
— Diluted	1.68	1.12	3.26	2.21
Average Number of Common Shares Outstanding — Basic	224,207,590	229,196,531	224,940,308	229,128,414
— Diluted	225,611,397	230,637,823	226,325,492	230,634,368

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$—	$(0.2)	$(0.1)
Other Security Gains (Losses), net	—	(0.4)	—	(0.6)
Investment Security Gains (Losses), net	$—	$(0.4)	$(0.2)	$(0.7)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Net Income	$390.4	$267.9	$772.0	$544.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(19.9)	1.6	(74.9)	20.9
Net Unrealized (Losses) Gains on Cash Flow Hedges	(3.5)	2.3	(7.2)	(3.0)
Foreign Currency Translation Adjustments	13.6	4.9	0.5	6.9
Pension and Other Postretirement Benefit Adjustments	7.4	4.3	13.1	6.3
Other Comprehensive Income	(2.4)	13.1	(68.5)	31.1
Comprehensive Income	$388.0	$281.0	$703.5	$575.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2018	2017
Preferred Stock
Series C, Balance at January 1 and June 30	$388.5	$388.5
Series D, Balance at January 1 and June 30	493.5	493.5
Balance at January 1 and June 30	882.0	882.0
Common Stock
Balance at January 1 and June 30	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,047.3	1,035.8
Treasury Stock Transactions — Stock Options and Awards	(86.7)	(93.6)
Stock Options and Awards — Amortization	89.6	84.8
Balance at June 30	1,050.2	1,027.0
Retained Earnings
Balance at January 1	9,685.1	8,908.4
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	25.3	—
Change in Accounting Principle	(4.5)	—
Net Income	772.0	544.0
Dividends Declared — Common Stock	(192.2)	(178.3)
Dividends Declared — Preferred Stock	(23.2)	(26.6)
Balance at June 30	10,262.5	9,247.5
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(414.3)	(370.0)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(25.3)	—
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(74.9)	20.9
Net Unrealized Losses on Cash Flow Hedges	(7.2)	(3.0)
Foreign Currency Translation Adjustments	0.5	6.9
Pension and Other Postretirement Benefit Adjustments	13.1	6.3
Balance at June 30	(508.1)	(338.9)
Treasury Stock
Balance at January 1	(1,392.4)	(1,094.4)
Stock Options and Awards	108.6	163.8
Stock Purchased	(453.8)	(227.7)
Balance at June 30	(1,737.6)	(1,158.3)
Total Stockholders’ Equity at June 30	$10,357.6	$10,067.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$772.0	$544.0
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Investment Security Losses, net	0.2	0.7
Amortization and Accretion of Securities and Unearned Income, net	58.8	53.0
Provision for Credit Losses	(1.5)	(8.0)
Depreciation on Buildings and Equipment	55.2	47.0
Amortization of Computer Software	169.1	154.7
Amortization of Intangibles	8.9	4.7
Pension Plan Contributions	(71.9)	(11.5)
Change in Receivables	(207.5)	(71.4)
Change in Interest Payable	12.7	8.3
Change in Collateral With Derivative Counterparties, net	(941.4)	477.0
Other Operating Activities, net	(0.1)	(885.9)
Net Cash (Used in) Provided by Operating Activities	(145.5)	312.6
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(113.7)	(106.3)
Change in Interest-Bearing Deposits with Banks	1,303.6	116.1
Net Change in Federal Reserve and Other Central Bank Deposits	6,794.9	(1,804.9)
Purchases of Debt Securities — Held to Maturity	(10,641.4)	(4,724.2)
Proceeds from Maturity and Redemption of Debt Securities — Held to Maturity	9,244.6	4,857.7
Purchases of Debt Securities — Available for Sale	(5,728.8)	(4,388.5)
Proceeds from Sale, Maturity and Redemption of Debt Securities — Available for Sale	4,036.3	5,819.9
Change in Loans and Leases	101.6	531.8
Purchases of Buildings and Equipment	(23.3)	(40.1)
Purchases and Development of Computer Software	(174.2)	(179.3)
Change in Client Security Settlement Receivables	(426.5)	(662.7)
Acquisition of a Business, Net of Cash Received	(70.0)	—
Other Investing Activities, net	(685.6)	282.5
Net Cash Provided by (Used in) Investing Activities	3,617.5	(298.0)
Cash Flows from Financing Activities:
Change in Deposits	(4,998.5)	1,313.8
Change in Federal Funds Purchased	935.9	(46.1)
Change in Securities Sold under Agreements to Repurchase	147.8	(10.0)
Change in Short-Term Other Borrowings	1,603.1	(1,060.2)
Proceeds from Senior Notes and Long-Term Debt	—	350.0
Repayments of Senior Notes and Long-Term Debt	—	(5.3)
Treasury Stock Purchased	(453.8)	(227.7)
Net Proceeds from Stock Options	21.9	70.3
Cash Dividends Paid on Common Stock	(189.6)	(174.2)
Cash Dividends Paid on Preferred Stock	(23.2)	(26.6)
Other Financing Activities, net	—	0.1
Net Cash (Used in) Provided by Financing Activities	(2,956.4)	184.1
Effect of Foreign Currency Exchange Rates on Cash	(145.6)	164.1
Change in Cash and Due from Banks	370.0	362.8
Cash and Due from Banks at Beginning of Year	4,518.1	5,332.0
Cash and Due from Banks at End of Period	$4,888.1	$5,694.8
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$263.4	$124.0
Income Taxes Paid	200.7	312.2
Transfers from Loans to OREO	2.5	5.8
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2018 and 2017, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
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

On January 1, 2018, Northern Trust adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (ASU 2016-18). ASU 2016-18 requires an entity to include amounts generally described as restricted cash and cash equivalents with cash and cash equivalents when reconciling beginning and end of period total cash balances in the statement of cash flows and as a result, transfers between cash and cash equivalents, and restricted cash and cash equivalents, will not be presented in the statement of cash flows as cash flow activities. Additionally, if the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash and cash equivalents, an entity is required to disclose a reconciliation between the balance sheet and the statement of cash flows. Furthermore, if restricted cash and cash equivalents are material, an entity must disclose information about the nature of restrictions. Upon adoption of ASU 2016-18, there was no significant impact to Northern Trust’s consolidated statement of cash flows.

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

On January 1, 2018, Northern Trust adopted ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). Under previous GAAP, net benefit cost on pension and postretirement benefit plans included multiple components, including current-period employee service cost, interest cost on the obligation, expected return on plan assets, and amortization of various amounts deferred from previous periods. ASU 2017-07 requires the bifurcation of the net benefit cost by presenting separately the service cost component from the other components of net benefit cost. Northern Trust provides a detailed breakdown of its net periodic pension costs components including a reference to the respective income statement line in the footnotes and therefore there were no changes to the presentation of net periodic pension costs in the results of operations upon adoption of ASU 2017-07.

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

On April 1, 2018, Northern Trust adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). The main provisions of ASU 2017-12 are intended to align better an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships. ASU 2017-12 eliminates the requirement to measure and report hedge ineffectiveness separately and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Further, ASU 2017-12 eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Northern Trust currently applies the “shortcut” method of accounting available under US GAAP for substantially all fair value hedges and other aspects of Northern Trust’s current hedge accounting program and therefore upon adoption of ASU 2017-12, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the six months ended June 30, 2018 or the year ended December 31, 2017.
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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2018, Northern Trust’s available for sale debt securities portfolio included 1,466 Level 2 debt securities with an aggregate market value of $29.5 billion. All 1,466 debt securities were valued by external pricing vendors. As of December 31, 2017, Northern Trust’s available for sale debt securities portfolio included 1,436 Level 2 debt securities with an aggregate market value of $28.0 billion. All 1,436 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.7 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 assets and liabilities as of June 30, 2018 and December 31, 2017, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such assets and liabilities as of such dates.
Table 32: Level 3 Significant Unobservable Inputs

	June 30, 2018
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$2.8	million	Comparables	Price	$93		—	100
Swaps Related to Sale of Certain Visa Class B Common Shares	$36.1	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.62	x	—	1.64x
				Expected Duration	1.25		—	3.75 years

	December 31, 2017
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.3	million	Comparables	Price	$92		—	100
Swap Related to Sale of Certain Visa Class B Common Shares	$29.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.63	x	—	1.65x
				Expected Duration	1.5		—	4.0 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by fair value hierarchy level.
Table 33: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
June 30, 2018
Debt Securities
Available for Sale
U.S. Government	$5,638.5	$—	$—	$—	$5,638.5
Obligations of States and Political Subdivisions	—	737.8	—	—	737.8
Government Sponsored Agency	—	21,054.5	—	—	21,054.5
Non-U.S. Government	—	141.2	—	—	141.2
Corporate Debt	—	2,466.2	—	—	2,466.2
Covered Bonds	—	831.9	—	—	831.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,009.0	—	—	2,009.0
Other Asset-Backed	—	1,855.8	—	—	1,855.8
Auction Rate	—	—	2.8	—	2.8
Commercial Mortgage-Backed	—	427.7	—	—	427.7
Other	—	19.1	—	—	19.1
Total Available for Sale	5,638.5	29,543.2	2.8	—	35,184.5
Trading Account	—	0.7	—	—	0.7
Total Available for Sale and Trading Debt Securities	5,638.5	29,543.9	2.8	—	35,185.2
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,308.8	—	—	3,308.8
Interest Rate Contracts	—	100.6	—	—	100.6
Total Derivative Assets	—	3,409.4	—	(1,775.8)	1,633.6
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,063.1	—	—	3,063.1
Interest Rate Contracts	—	113.4	—	—	113.4
Other Financial Derivatives (1)	—	0.6	36.1	—	36.7
Total Derivative Liabilities	$—	$3,177.1	$36.1	$(2,463.3)	$749.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2018, derivative assets and liabilities shown above also include reductions of $298.1 million and $985.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line consists of a total return swap and swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2017
Debt Securities
Available for Sale
U.S. Government	$5,700.3	$—	$—	$—	$5,700.3
Obligations of States and Political Subdivisions	—	746.4	—	—	746.4
Government Sponsored Agency	—	18,676.6	—	—	18,676.6
Non-U.S. Government	—	177.2	—	—	177.2
Corporate Debt	—	2,993.0	—	—	2,993.0
Covered Bonds	—	875.6	—	—	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,820.0	—	—	1,820.0
Other Asset-Backed	—	2,291.3	—	—	2,291.3
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage-Backed	—	435.1	—	—	435.1
Other	—	22.3	—	—	22.3
Total Available for Sale	5,700.3	28,037.5	4.3	—	33,742.1
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	5,700.3	28,038.0	4.3	—	33,742.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,557.1	—	—	2,557.1
Interest Rate Contracts	—	97.0	—	—	97.0
Total Derivative Assets	—	2,654.1	—	(1,860.0)	794.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,715.1	—	—	2,715.1
Interest Rate Contracts	—	83.5	—	—	83.5
Other Financial Derivatives (1)	—	0.7	29.7	—	30.4
Total Derivative Liabilities	$—	$2,799.3	$29.7	$(1,621.4)	$1,207.6
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

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2018 and 2017.
Table 34: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended June 30,	2018	2017
Fair Value at April 1	$2.9	$4.3
Total Gains (Losses):
Included in Other Comprehensive Income (1)	—	—
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	(0.1)	(0.2)
Fair Value at June 30	$2.8	$4.1

Six Months Ended June 30,	2018	2017
Fair Value at January 1	$4.3	$4.7
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	—	—
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	(1.5)	(0.6)
Fair Value at June 30	$2.8	$4.1

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on debt securities available for sale in the consolidated statements of comprehensive income.
Table 35: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended June 30,	2018	2017
Fair Value at April 1	$31.3	$26.4
Total (Gains) Losses:
Included in Earnings (1)	7.5	1.5
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(2.7)	(2.0)
Fair Value at June 30	$36.1	$25.9

Six Months Ended June 30,	2018	2017
Fair Value at January 1	$29.7	$25.2
Total (Gains) Losses:
Included in Earnings (1)	11.7	4.4
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(5.3)	(3.7)
Fair Value at June 30	$36.1	$25.9

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)

During the six months ended June 30, 2018 and 2017, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at June 30, 2018 and 2017, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $13.8 million and $0.2 million, respectively, at June 30, 2018, and $19.8 million and $1.0 million, respectively, at June 30, 2017. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
Table 36: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	June 30, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$13.8 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.2 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2017
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$12.2 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 37: Fair Value of Financial Instruments

(In Millions)	June 30, 2018
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,888.1	$4,888.1	$4,888.1	$—	$—
Federal Reserve and Other Central Bank Deposits	33,422.0	33,422.0	—	33,422.0	—
Interest-Bearing Deposits with Banks	4,161.2	4,161.2	—	4,161.2	—
Federal Funds Sold and Resell Agreements	1,427.8	1,427.8	—	1,427.8	—
Debt Securities
Available for Sale (Note)	35,184.5	35,184.5	5,638.5	29,543.2	2.8
Held to Maturity	14,225.1	14,157.8	115.7	14,042.1	—
Trading Account	0.7	0.7	—	0.7	—
Loans (excluding Leases)
Held for Investment	32,189.8	32,156.5	—	—	32,156.5
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	2,027.3	2,027.3	—	2,027.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	280.8	280.8	—	280.8	—
Community Development Investments	472.0	472.0	—	472.0	—
Employee Benefit and Deferred Compensation	207.2	203.2	131.9	71.3	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$42,158.3	$42,158.3	$42,158.3	$—	$—
Savings Certificates and Other Time	855.2	859.8	—	859.8	—
Non U.S. Offices Interest-Bearing	63,511.4	63,511.4	—	63,511.4	—
Federal Funds Purchased	3,222.0	3,222.0	—	3,222.0	—
Securities Sold under Agreements to Repurchase	981.3	981.3	—	981.3	—
Other Borrowings	7,635.1	7,639.7	—	7,639.7	—
Senior Notes	1,497.7	1,492.2	—	1,492.2	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,399.8	1,394.6	—	1,394.6	—
Floating Rate Capital Debt	277.5	260.1	—	260.1	—
Other Liabilities
Standby Letters of Credit	26.7	26.7	—	—	26.7
Loan Commitments	32.8	32.8	—	—	32.8
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$251.9	$251.9	$—	$251.9	$—
Liabilities	9.3	9.3	—	9.3	—
Interest Rate Contracts
Assets	33.5	33.5	—	33.5	—
Liabilities	22.9	22.9	—	22.9	—
Other Financial Derivatives
Liabilities (1)	36.7	36.7	—	0.6	36.1
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,056.9	3,056.9	—	3,056.9	—
Liabilities	3,053.8	3,053.8	—	3,053.8	—
Interest Rate Contracts
Assets	67.1	67.1	—	67.1	—
Liabilities	90.5	90.5	—	90.5	—
Note: Refer to the table located on page 40 for the disaggregation of available for sale debt securities.

(1)	This line consists of a total return swap and swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2017
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,518.1	$4,518.1	$4,518.1	$—	$—
Federal Reserve and Other Central Bank Deposits	40,479.1	40,479.1	—	40,479.1	—
Interest-Bearing Deposits with Banks	5,611.9	5,611.9	—	5,611.9	—
Federal Funds Sold and Resell Agreements	1,324.3	1,324.3	—	1,324.3	—
Debt Securities
Available for Sale (Note)	33,742.1	33,742.1	5,700.3	28,037.5	4.3
Held to Maturity	13,049.0	13,010.9	35.0	12,975.9	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	32,211.1	32,375.8	—	—	32,375.8
Held for Sale	20.9	20.9	—	—	20.9
Client Security Settlement Receivables	1,647.0	1,647.0	—	1,647.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	223.1	223.1	—	223.1	—
Community Development Investments	415.3	415.3	—	415.3	—
Employee Benefit and Deferred Compensation	183.4	181.5	115.5	66.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$45,566.3	$45,566.3	$45,566.3	$—	$—
Savings Certificates and Other Time	1,152.3	1,153.6	—	1,153.6	—
Non U.S. Offices Interest-Bearing	65,672.2	65,672.2	—	65,672.2	—
Federal Funds Purchased	2,286.1	2,286.1	—	2,286.1	—
Securities Sold under Agreements to Repurchase	834.0	834.0	—	834.0	—
Other Borrowings	6,051.1	6,052.9	—	6,052.9	—
Senior Notes	1,497.3	1,528.4	—	1,528.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,435.1	1,449.8	—	1,449.8	—
Floating Rate Capital Debt	277.5	260.0	—	260.0	—
Other Liabilities
Standby Letters of Credit	30.3	30.3	—	—	30.3
Loan Commitments	33.1	33.1	—	—	33.1
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.1	$30.1	$—	$30.1	$—
Liabilities	192.6	192.6	—	192.6	—
Interest Rate Contracts
Assets	31.9	31.9	—	31.9	—
Liabilities	19.4	19.4	—	19.4	—
Other Financial Derivatives
Liabilities (1)	30.4	30.4	—	0.7	29.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,527.0	2,527.0	—	2,527.0	—
Liabilities	2,522.5	2,522.5	—	2,522.5	—
Interest Rate Contracts
Assets	65.1	65.1	—	65.1	—
Liabilities	64.1	64.1	—	64.1	—
Note: Refer to the table located on page 41 for the disaggregation of available for sale debt securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and total return swaps.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of debt securities at June 30, 2018 and December 31, 2017.
Table 38: Reconciliation of Amortized Cost to Fair Value of Debt Securities Available for Sale

Debt Securities Available for Sale	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,668.7	$26.0	$56.2	$5,638.5
Obligations of States and Political Subdivisions	741.3	0.1	3.6	737.8
Government Sponsored Agency	21,186.9	35.4	167.8	21,054.5
Non-U.S. Government	143.2	—	2.0	141.2
Corporate Debt	2,493.1	2.6	29.5	2,466.2
Covered Bonds	838.0	0.9	7.0	831.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,008.7	6.2	5.9	2,009.0
Other Asset-Backed	1,871.7	0.7	16.6	1,855.8
Auction Rate	2.9	—	0.1	2.8
Commercial Mortgage-Backed	433.9	—	6.2	427.7
Other	19.1	—	—	19.1
Total	$35,407.5	$71.9	$294.9	$35,184.5

Debt Securities Available for Sale	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,714.4	$18.0	$32.1	$5,700.3
Obligations of States and Political Subdivisions	749.9	—	3.5	746.4
Government Sponsored Agency	18,745.3	39.9	108.6	18,676.6
Non-U.S. Government	179.1	—	1.9	177.2
Corporate Debt	3,013.7	2.2	22.9	2,993.0
Covered Bonds	879.0	1.0	4.4	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,819.8	4.0	3.8	1,820.0
Other Asset-Backed	2,297.7	1.5	7.9	2,291.3
Auction Rate	4.4	—	0.1	4.3
Commercial Mortgage-Backed	439.2	—	4.1	435.1
Other	22.3	—	—	22.3
Total	$33,864.8	$66.6	$189.3	$33,742.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 39: Reconciliation of Amortized Cost to Fair Value of Debt Securities Held to Maturity

Debt Securities Held to Maturity	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$115.7	$—	$—	$115.7
Obligations of States and Political Subdivisions	32.6	1.1	—	33.7
Government Sponsored Agency	5.1	0.3	—	5.4
Corporate Debt	413.3	0.7	0.6	413.4
Covered Bonds	3,228.7	12.5	9.6	3,231.6
Non-U.S. Government	5,781.5	1.5	10.3	5,772.7
Certificates of Deposit	52.0	—	—	52.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,267.7	4.9	14.1	3,258.5
Other Asset-Backed	1,137.3	0.3	0.2	1,137.4
Other	191.2	—	53.8	137.4
Total	$14,225.1	$21.3	$88.6	$14,157.8

Debt Securities Held to Maturity	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$35.0	$—	$—	$35.0
Obligations of States and Political Subdivisions	34.6	1.4	0.1	35.9
Government Sponsored Agency	5.8	0.4	—	6.2
Corporate Debt	431.5	1.0	0.4	432.1
Covered Bonds	2,821.5	11.9	3.7	2,829.7
Non-U.S. Government	5,536.2	1.3	6.0	5,531.5
Certificates of Deposit	43.8	—	0.1	43.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,788.9	5.4	4.1	2,790.2
Other Asset-Backed	1,175.8	0.6	0.5	1,175.9
Other	175.9	—	45.2	130.7
Total	$13,049.0	$22.0	$60.1	$13,010.9
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of debt securities as of June 30, 2018.
Table 40: Remaining Maturity of Debt Securities Available for Sale and Held to Maturity

	June 30, 2018
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$7,994.0	$7,946.6
Due After One Year Through Five Years	20,901.5	20,758.0
Due After Five Years Through Ten Years	5,534.4	5,512.9
Due After Ten Years	977.6	967.0
Total	35,407.5	35,184.5
Held to Maturity
Due in One Year or Less	6,545.1	6,547.4
Due After One Year Through Five Years	7,225.5	7,200.2
Due After Five Years Through Ten Years	378.3	370.4
Due After Ten Years	76.2	39.8
Total	$14,225.1	$14,157.8
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. There were no net investment security gains or losses recognized in the three months ended June 30, 2018. Net investment security losses of $0.4 million were recognized in the three months ended June 30, 2017. Gross proceeds from the sale of securities during the three months ended June 30, 2018 and 2017 were $176.6 million and $978.5 million, respectively.
Net investment security losses of $0.2 million were recognized in the six months ended June 30, 2018, all of which related to the OTTI of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security losses of $0.7 million were recognized in the six months ended June 30, 2017, which include $0.1 million of charges related to the OTTI of certain CRA-eligible held to maturity securities. For the six months ended June 30, 2018, gross proceeds of $178.6 million were received from the sale of securities, resulting in gross realized gains and losses of $1.5 million each. For the six months ended June 30, 2017, proceeds of $1.5 billion were received from the sale of securities, resulting in gross realized gains and losses of $0.1 million and $0.8 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Securities with Unrealized Losses. The following tables provide information regarding debt securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2018 and December 31, 2017.
Table 41: Debt Securities with Unrealized Losses

Debt Securities with Unrealized Losses as of June 30, 2018	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,374.3	$55.5	$199.2	$0.7	$3,573.5	$56.2
Obligations of States and Political Subdivisions	678.0	3.5	7.6	0.1	685.6	3.6
Government Sponsored Agency	11,209.7	125.5	2,890.3	42.3	14,100.0	167.8
Non-U.S. Government	5,285.9	12.3	—	—	5,285.9	12.3
Corporate Debt	1,443.7	14.6	458.4	15.5	1,902.1	30.1
Covered Bonds	1,311.0	13.0	171.4	3.6	1,482.4	16.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,478.2	19.0	175.2	1.0	2,653.4	20.0
Other Asset-Backed	1,794.6	16.8	—	—	1,794.6	16.8
Auction Rate	1.1	0.1	—	—	1.1	0.1
Commercial Mortgage-Backed	228.3	4.2	181.8	2.0	410.1	6.2
Other	93.9	32.3	45.6	21.5	139.5	53.8
Total	$27,898.7	$296.8	$4,129.5	$86.7	$32,028.2	$383.5

Debt Securities with Unrealized Losses as of December 31, 2017	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,595.0	$32.1	$—	$—	$3,595.0	$32.1
Obligations of States and Political Subdivisions	687.8	3.3	52.0	0.3	739.8	3.6
Government Sponsored Agency	6,495.6	81.3	2,998.9	27.3	9,494.5	108.6
Non-U.S. Government	5,181.8	7.9	—	—	5,181.8	7.9
Corporate Debt	1,547.3	9.3	922.3	14.0	2,469.6	23.3
Covered Bonds	967.5	7.2	89.1	0.9	1,056.6	8.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,692.4	7.5	235.8	0.4	1,928.2	7.9
Other Asset-Backed	2,453.7	8.3	29.9	0.1	2,483.6	8.4
Certificates of Deposit	43.7	0.1	—	—	43.7	0.1
Auction Rate	—	—	3.1	0.1	3.1	0.1
Commercial Mortgage-Backed	233.5	2.6	201.6	1.5	435.1	4.1
Other	82.9	27.3	48.1	17.9	131.0	45.2
Total	$22,981.2	$186.9	$4,580.8	$62.5	$27,562.0	$249.4
As of June 30, 2018, 1,340 debt securities with a combined fair value of $32.0 billion were in an unrealized loss position, with their unrealized losses totaling $383.5 million. Unrealized losses of $167.8 million and $56.2 million related to government sponsored agency and U.S. Government securities, respectively, are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $30.1 million within corporate debt securities primarily reflect higher market rates since purchase; 38% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $53.8 million of unrealized losses in debt securities classified as “other” at June 30, 2018 related to debt securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $0.1 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail,

Notes to Consolidated Financial Statements (unaudited) (continued)

preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2018 were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of June 30, 2018, Northern Trust did not intend to sell any investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There were no OTTI losses recognized during the three months ended June 30, 2018 or June 30, 2017 related to CRA-eligible mortgage-backed securities. There were $0.2 million and $0.1 million of OTTI losses recognized in the six months ended June 30, 2018 and 2017, respectively, related to CRA-eligible mortgage-backed securities.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 42: Cumulative Credit-Related Losses on Debt Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Cumulative Credit-Related Losses on Debt Securities Held — Beginning of Period	$3.8	$3.5	$3.6	$3.4
Plus: Losses on Newly Identified Impairments	—	—	0.2	—
Additional Losses on Previously Identified Impairments	—	—	—	0.1
Less: Current and Prior Period Losses on Debt Securities Sold During the Period	—	—	—	—
Cumulative Credit-Related Losses on Debt Securities Held — End of Period	$3.8	$3.5	$3.8	$3.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2018.
Table 43: Repurchase Agreements Accounted for as Secured Borrowings

June 30, 2018
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$981.3
Total Borrowings	981.3
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 22	981.3
Amounts related to agreements not included in Note 22	—
Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 44: Loans and Leases

(In Millions)	June 30, 2018	December 31, 2017
Commercial
Commercial and Institutional	$8,779.2	$9,042.2
Commercial Real Estate	3,389.0	3,482.7
Non-U.S.	2,085.4	1,538.5
Lease Financing, net	156.4	229.2
Other	475.7	265.4
Total Commercial	14,885.7	14,558.0
Personal
Private Client	10,651.0	10,753.1
Residential Real Estate	6,890.5	7,247.6
Other	46.0	33.5
Total Personal	17,587.5	18,034.2
Total Loans and Leases	$32,473.2	$32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(127.2)	(131.2)
Net Loans and Leases	$32,346.0	$32,461.0
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2018 and December 31, 2017, equity credit lines totaled $764.2 million and $908.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 94% and 93% of the total equity credit lines as of June 30, 2018 and December 31, 2017, respectively.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.4 billion at June 30, 2018, and $906.4 million at December 31, 2017. Demand deposit overdrafts reclassified as loan balances totaled $73.4 million and $127.6 million at June 30, 2018 and December 31, 2017, respectively. There were no loans classified as held for sale as of June 30, 2018, compared to $20.9 million as of December 31, 2017. Leases classified as held for sale totaled $25.4 million as of June 30, 2018 and $33.1 million as of December 31, 2017, respectively, related to the decision to exit a non-strategic loan and lease portfolio.

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
Loan and lease segment and class balances as of June 30, 2018 and December 31, 2017 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 45: Borrower Ratings

	June 30, 2018				December 31, 2017
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$5,822.2	$2,885.3	$71.7	$8,779.2	$5,832.9	$3,133.4	$75.9	$9,042.2
Commercial Real Estate	1,189.7	2,147.5	51.8	3,389.0	1,280.7	2,187.5	14.5	3,482.7
Non-U.S.	609.4	1,466.6	9.4	2,085.4	606.6	930.5	1.4	1,538.5
Lease Financing, net	118.2	38.2	—	156.4	191.4	37.8	—	229.2
Other	260.5	215.2	—	475.7	155.5	109.9	—	265.4
Total Commercial	8,000.0	6,752.8	132.9	14,885.7	8,067.1	6,399.1	91.8	14,558.0
Personal
Private Client	6,635.4	4,003.7	11.9	10,651.0	6,716.0	4,027.8	9.3	10,753.1
Residential Real Estate	2,889.2	3,719.6	281.7	6,890.5	2,960.5	3,978.8	308.3	7,247.6
Other	25.2	20.8	—	46.0	19.6	13.9	—	33.5
Total Personal	9,549.8	7,744.1	293.6	17,587.5	9,696.1	8,020.5	317.6	18,034.2
Total Loans and Leases	$17,549.8	$14,496.9	$426.5	$32,473.2	$17,763.2	$14,419.6	$409.4	$32,592.2
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
Loans and leases in the “4 to 5” category are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the “1 to 3” category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have fewer financial resources to manage through economic downturns. As a result of these characteristics, borrowers within this category exhibit a moderate likelihood of loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of June 30, 2018 and December 31, 2017.
Table 46: Delinquency Status

June 30, 2018
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,754.9	$9.5	$0.7	$—	$8,765.1	$14.1	$8,779.2
Commercial Real Estate	3,348.1	34.2	—	—	3,382.3	6.7	3,389.0
Non-U.S.	2,085.4	—	—	—	2,085.4	—	2,085.4
Lease Financing, net	156.4	—	—	—	156.4	—	156.4
Other	475.7	—	—	—	475.7	—	475.7
Total Commercial	14,820.5	43.7	0.7	—	14,864.9	20.8	14,885.7
Personal
Private Client	10,581.5	64.8	1.5	3.2	10,651.0	—	10,651.0
Residential Real Estate	6,765.4	3.9	11.6	2.0	6,782.9	107.6	6,890.5
Other	46.0	—	—	—	46.0	—	46.0
Total Personal	17,392.9	68.7	13.1	5.2	17,479.9	107.6	17,587.5
Total Loans and Leases	$32,213.4	$112.4	$13.8	$5.2	$32,344.8	$128.4	$32,473.2
	Other Real Estate Owned					$3.8
	Total Nonperforming Assets					$132.2

December 31, 2017
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,999.4	$13.3	$3.1	$0.4	$9,016.2	$26.0	$9,042.2
Commercial Real Estate	3,455.3	14.1	4.1	0.9	3,474.4	8.3	3,482.7
Non-U.S.	1,538.3	0.2	—	—	1,538.5	—	1,538.5
Lease Financing, net	229.2	—	—	—	229.2	—	229.2
Other	265.4	—	—	—	265.4	—	265.4
Total Commercial	14,487.6	27.6	7.2	1.3	14,523.7	34.3	14,558.0
Personal
Private Client	10,687.5	55.3	9.7	0.6	10,753.1	—	10,753.1
Residential Real Estate	7,059.4	53.8	11.9	6.1	7,131.2	116.4	7,247.6
Other	33.5	—	—	—	33.5	—	33.5
Total Personal	17,780.4	109.1	21.6	6.7	17,917.8	116.4	18,034.2
Total Loans and Leases	$32,268.0	$136.7	$28.8	$8.0	$32,441.5	$150.7	$32,592.2
	Other Real Estate Owned					$4.6
	Total Nonperforming Assets					$155.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 47: Impaired Loans as of the Period End

	As of June 30, 2018			As of December 31, 2017
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$3.5	$4.5	$—	$24.9	$30.3	$—
Commercial Real Estate	5.6	7.4	—	5.7	7.6	—
Residential Real Estate	102.3	137.5	—	90.9	124.9	—
Private Client	0.5	0.5	—	0.7	0.7	—
With a Related Specific Allowance
Commercial and Institutional	10.6	10.6	2.9	0.5	5.4	0.5
Commercial Real Estate	2.6	2.8	1.3	2.8	2.8	0.6
Residential Real Estate	6.7	7.0	1.9	14.3	14.9	4.3
Total
Commercial	22.3	25.3	4.2	33.9	46.1	1.1
Personal	109.5	145.0	1.9	105.9	140.5	4.3
Total	$131.8	$170.3	$6.1	$139.8	$186.6	$5.4

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$3.6	$—	$10.9	$—	$11.6	$—	$9.3	$—
Commercial Real Estate	7.3	0.1	9.4	—	7.0	0.1	11.7	0.1
Private Client	0.6	—	0.1	—	0.6	—	0.2	—
Residential Real Estate	112.4	0.4	112.7	0.4	108.9	0.9	117.4	0.9
With a Related Specific Allowance
Commercial and Institutional	3.5	—	12.4	—	2.0	—	9.0	—
Commercial Real Estate	1.4	—	2.8	—	1.6	—	2.4	—
Residential Real Estate	10.7	—	20.3	—	12.2	—	18.5	—
Total
Commercial	15.8	0.1	35.5	—	22.2	0.1	32.4	0.1
Personal	123.7	0.4	133.1	0.4	121.7	0.9	136.1	0.9
Total	$139.5	$0.5	$168.6	$0.4	$143.9	$1.0	$168.5	$1.0
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.0 million and $2.5 million, respectively, for the three months ended June 30, 2018 and 2017, and $4.2 million and $4.8 million, respectively for the six months ended June 30, 2018 and 2017.
There were $13.6 million and $9.4 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2018 and December 31, 2017, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $67.9 million and $72.5 million of nonperforming TDRs, and $36.3 million and $25.9 million of performing TDRs as of June 30, 2018 and December 31, 2017, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six

Notes to Consolidated Financial Statements (unaudited) (continued)

months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three- and six--month periods ended June 30, 2018 and 2017, and the recorded investments and unpaid principal balances as of June 30, 2018 and 2017.
Table 48: Modified Troubled Debt Restructurings

($ In Millions)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	1	$0.3	$0.5
Commercial Real Estate	1	1.3	1.3	1	1.3	1.3
Total Commercial	1	1.3	1.3	2	1.6	1.8
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	12	10.0	11.0	26	17.6	19.7
Total Personal	12	10.0	11.0	27	17.6	19.8
Total Loans and Leases	13	$11.3	$12.3	29	$19.2	$21.6
Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	1.4	1.3
Total Commercial	—	—	—	1	1.4	1.3
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	17	8.1	8.4	36	12.0	12.4
Total Personal	17	8.1	8.4	37	12.0	12.5
Total Loans and Leases	17	$8.1	$8.4	38	$13.4	$13.8
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and six months ended June 30, 2018, the majority of TDR modifications of loans within residential real estate were extension of term, other modifications, and deferred principal. During the three and six months ended June 30, 2018, the majority of TDR modifications within commercial real estate were deferred principal and extension of term. During the three and six months ended June 30, 2017, the majority of TDR modifications of loans within residential real estate were extension of term, other modifications, interest rate concessions and deferrals of principal. During the three and six months ended June 30, 2017, the majority of TDR modifications within commercial real estate were extension of term and other modifications.
There was one residential real estate loan modified in a TDR during the twelve months ended March 31, 2018, which subsequently became nonperforming during the three and six months ended June 30, 2018. The total recorded investment for this loan was approximately $0.1 million and the unpaid principal balance for this loan was approximately $0.1 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

There was one loan modified in TDR during the twelve months ended March 31, 2017, which subsequently became nonperforming during the three and six months ended June 30, 2017. The total recorded investment for this loan was approximately $0.2 million. The unpaid principal balance for this loan was zero.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2018, Northern Trust held foreclosed residential real estate properties with a carrying value of $3.6 million as a result of obtaining physical possession. In addition, as of June 30, 2018, Northern Trust had consumer loans with a carrying value of $14.4 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
The following table provides information regarding changes in the total allowance for credit losses by segment during the three and six months ended June 30, 2018 and 2017.
Table 49: Changes in the Allowance for Credit Losses

	Three Months Ended June 30,
	2018			2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$77.1	$70.7	$147.8	$111.8	$77.2	$189.0
Charge-Offs	(0.1)	(2.1)	(2.2)	(3.5)	(1.5)	(5.0)
Recoveries	0.5	1.6	2.1	0.9	0.9	1.8
Net (Charge-Offs) Recoveries	0.4	(0.5)	(0.1)	(2.6)	(0.6)	(3.2)
Provision for Credit Losses	4.3	(2.8)	1.5	(11.9)	4.9	(7.0)
Balance at End of Period	$81.8	$67.4	$149.2	$97.3	$81.5	$178.8

	Six Months Ended June 30,
	2018			2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0
Charge-Offs	(0.9)	(5.6)	(6.5)	(4.6)	(5.1)	(9.7)
Recoveries	1.1	2.3	3.4	2.5	2.0	4.5
Net (Charge-Offs) Recoveries	0.2	(3.3)	(3.1)	(2.1)	(3.1)	(5.2)
Provision for Credit Losses	0.8	(2.3)	(1.5)	(5.5)	(2.5)	(8.0)
Balance at End of Period	$81.8	$67.4	$149.2	$97.3	$81.5	$178.8

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2018 and December 31, 2017.
Table 50: Recorded Investments in Loans and Leases

	June 30, 2018			December 31, 2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$22.3	$109.5	$131.8	$33.9	$105.9	$139.8
Evaluated for Inherent Impairment	14,863.4	17,478.0	32,341.4	14,524.1	17,928.3	32,452.4
Total Loans and Leases	14,885.7	17,587.5	32,473.2	14,558.0	18,034.2	32,592.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	4.2	1.9	6.1	1.1	4.3	5.4
Evaluated for Inherent Impairment	60.3	60.8	121.1	62.4	63.4	125.8
Allowance Assigned to Loans and Leases	64.5	62.7	127.2	63.5	67.7	131.2
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	17.3	4.7	22.0	17.3	5.3	22.6
Total Allowance for Credit Losses	$81.8	$67.4	$149.2	$80.8	$73.0	$153.8
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of June 30, 2018, securities and loans totaling $41.9 billion ($32.6 billion of government-sponsored agency and other securities, $722.1 million of obligations of states and political subdivisions and $8.6 billion of loans) were pledged. This compares to $40.1 billion ($30.8 billion of government-sponsored agency and other securities, $684.3 million of obligations of states and political subdivisions and $8.6 billion of loans) at December 31, 2017. Collateral required for these purposes totaled $11.1 billion and $8.9 billion at June 30, 2018 and December 31, 2017, respectively. Included in the total pledged assets are available for sale debt securities with a total fair value of $984.4 million and $833.4 million, as of June 30, 2018 and December 31, 2017, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions, and available for sale debt securities with a total fair value of $41.2 million and $39.9 million, as of June 30, 2018 and December 31, 2017, respectively, which were pledged as collateral for derivative contracts. The secured parties to these transactions have the right to repledge or sell the securities as it relates to $987.8 million and $833.4 million of the pledged collateral as of June 30, 2018 and December 31, 2017, respectively.
Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $900.0 million as of June 30, 2018 and $1.2 billion as of December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $517.8 million as of June 30, 2018 and $78.3 million as of December 31, 2017. There was no repledged or sold collateral at June 30, 2018 or December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $162.7 million as of June 30, 2018 and $4.6 million as of December 31, 2017. There was no repledged or sold collateral at June 30, 2018 or December 31, 2017.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion and $1.8 billion for the three and six months ended June 30, 2018 and $1.8 billion and $2.1 billion for the three and six months ended June 30, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 9 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at June 30, 2018, and December 31, 2017, were as follows:
Table 51: Goodwill by Reporting Segment

(In Millions)	June 30, 2018	December 31, 2017
Corporate & Institutional Services	$602.4	$534.5
Wealth Management	71.1	71.1
Total Goodwill	$673.5	$605.6
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2018 and December 31, 2017, were as follows:
Table 52: Other Intangible Assets

(In Millions)	June 30, 2018	December 31, 2017
Gross Carrying Amount	$213.7	$222.7
Less: Accumulated Amortization	64.6	61.3
Net Book Value	$149.1	$161.4
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.4 million and $8.9 million for the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.7 million for the three and six months ended June 30, 2017, respectively. Amortization for the remainder of 2018 and for the years 2019, 2020, 2021, and 2022 is estimated to be $8.6 million, $17.0 million, $17.0 million, $14.5 million, and $9.9 million, respectively.
In June 2018, Northern Trust completed its acquisition of Citadel Technology LLC’s Omnium technology platform and associated development resources for a total purchase price of $73.0 million. Goodwill and software intangible assets associated with the acquisition totaled $71.4 million and $1.6 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 10 – Reporting Segments
The following table shows the earnings contributions of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2018 and 2017.
Table 53: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$552.2	$487.1	$390.7	$361.1	$—	$—	$942.9	$848.2
Foreign Exchange Trading Income	60.1	50.6	1.0	0.8	17.8	(1.5)	78.9	49.9
Other Noninterest Income	45.0	44.4	26.7	26.7	(0.7)	10.5	71.0	81.6
Net Interest Income*	247.9	176.0	209.6	181.8	(34.9)	(7.4)	422.6	350.4
Revenue*	905.2	758.1	628.0	570.4	(17.8)	1.6	1,515.4	1,330.1
Provision for Credit Losses	3.0	(2.7)	(1.5)	(4.3)	—	—	1.5	(7.0)
Noninterest Expense	599.3	545.6	369.5	350.9	28.6	40.9	997.4	937.4
Income before Income Taxes*	302.9	215.2	260.0	223.8	(46.4)	(39.3)	516.5	399.7
Provision for Income Taxes*	63.0	67.7	64.1	84.3	(1.0)	(20.2)	126.1	131.8
Net Income	$239.9	$147.5	$195.9	$139.5	$(45.4)	$(19.1)	$390.4	$267.9
Percentage of Consolidated Net Income	62%	55%	50%	52%	(12)%	(7)%	100%	100%
Average Assets	$82,153.1	$80,584.0	$26,086.3	$26,823.5	$15,627.3	$10,993.2	$123,866.7	$118,400.7
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.3 million for 2018 and $8.9 million for 2017.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,096.5	$950.0	$784.1	$706.4	$—	$—	$1,880.6	$1,656.4
Foreign Exchange Trading Income	122.5	99.7	2.2	1.7	32.7	(3.4)	157.4	98.0
Other Noninterest Income	91.6	88.6	52.4	52.2	2.8	15.4	146.8	156.2
Net Interest Income*	477.3	342.5	408.4	358.8	(70.4)	11.5	815.3	712.8
Revenue*	1,787.9	1,480.8	1,247.1	1,119.1	(34.9)	23.5	3,000.1	2,623.4
Provision for Credit Losses	(0.9)	(2.4)	(0.6)	(5.6)	—	—	(1.5)	(8.0)
Noninterest Expense	1,184.9	1,056.4	735.2	697.2	72.6	78.3	1,992.7	1,831.9
Income before Income Taxes*	603.9	426.8	512.5	427.5	(107.5)	(54.8)	1,008.9	799.5
Provision for Income Taxes*	129.8	134.6	126.5	161.1	(19.4)	(40.2)	236.9	255.5
Net Income	$474.1	$292.2	$386.0	$266.4	$(88.1)	$(14.6)	$772.0	$544.0
Percentage of Consolidated Net Income	61%	54%	50%	49%	(11)%	(3)%	100%	100%
Average Assets	$82,891.4	$79,201.4	$26,097.1	$26,743.1	$15,189.8	11,499.3	$124,178.3	$117,443.8
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $18.0 million for 2018 and $17.8 million for 2017.

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
As of June 30, 2018, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2018 and December 31, 2017 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
As of June 30, 2018, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of June 30, 2018 and December 31, 2017 was $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On April 17, 2018, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on July 1, 2018, to stockholders of record as of June 15, 2018.
Common Stock. During the three and six months ended June 30, 2018, the Corporation repurchased 1,787,701 shares of common stock, including 5,986 shares withheld related to share-based compensation, at a total cost of $190.6 million ($106.63 average price per share) and 4,305,710 shares of common stock, including 385,109 shares withheld related to share-based compensation, at a total cost of $453.8 million ($105.39 average price per share), respectively. These repurchases were made under the common stock repurchase authorization approved by the Corporation’s Board of Directors in July 2017. On July 17, 2018, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares repurchased by the Corporation are used for general purposes, including management of the Corporation’s capital level and the issuance of shares under stock option and other incentive plans of the Corporation. The repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2018 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $1.0 billion of common stock after June 30, 2018 through June 30, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at June 30, 2018 and 2017, and changes during the three- and six-month periods then ended.
Table 54: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at June 30, 2018	Net Change	Reclassification of Certain Tax Effects from AOCI	Balance at December 31, 2017
Net Unrealized Gains (Losses) on Debt Securities Available for Sale*	$(167.5)	$(74.9)	$(17.8)	$(74.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.8)	(7.2)	0.9	4.5
Net Foreign Currency Adjustments	46.2	0.5	47.5	(1.8)
Net Pension and Other Postretirement Benefit Adjustments	(385.0)	13.1	(55.9)	(342.2)
Total	$(508.1)	$(68.5)	$(25.3)	$(414.3)

(In Millions)	Balance at June 30, 2017	Net Change	Balance at December 31, 2016
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	$(11.5)	$20.9	$(32.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.1	(3.0)	6.1
Net Foreign Currency Adjustments	(11.6)	6.9	(18.5)
Net Pension and Other Postretirement Benefit Adjustments	(318.9)	6.3	(325.2)
Total	$(338.9)	$31.1	$(370.0)
* Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the year ended December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 55: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2018			2017
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$(26.4)	$6.5	$(19.9)	$2.1	$(0.8)	$1.3
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	0.4	(0.2)	0.2
Net Change	$(26.4)	$6.5	$(19.9)	$2.5	$(1.0)	$1.5
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$12.2	$(3.1)	$9.1	$7.3	$(2.5)	$4.8
Interest Rate Contracts	0.1	—	0.1	1.6	(0.6)	1.0
Reclassification Adjustment for (Gains) Losses Included in Net Income	(17.0)	4.3	(12.7)	(5.4)	1.9	(3.5)
Net Change	$(4.7)	$1.2	$(3.5)	$3.5	$(1.2)	$2.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(105.5)	$2.3	$(103.2)	$66.8	$1.2	$68.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.9)	0.6	(1.3)	0.4	(0.1)	0.3
Net Investment Hedge Gains (Losses)	157.7	(39.6)	118.1	(102.0)	38.6	(63.4)
Net Change	$50.3	$(36.7)	$13.6	$(34.8)	$39.7	$4.9
Pension and Other Postretirement Benefit Adjustments
Reclassification Adjustment for (Gains) Losses Included in Net Income	9.5	(2.1)	7.4	6.7	(2.4)	4.3
Net Change	$9.5	$(2.1)	$7.4	$6.7	$(2.4)	$4.3

Notes to Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	2018			2017
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Gains (Losses) on Securities Available for Sale	$(101.8)	$26.9	$(74.9)	$33.0	$(12.5)	$20.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	0.6	(0.2)	0.4
Net Change	$(101.8)	$26.9	$(74.9)	$33.6	$(12.7)	$20.9
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$25.2	$(6.2)	$19.0	$16.2	$(13.5)	$2.7
Interest Rate Contracts	(1.3)	0.3	(1.0)	1.3	(0.5)	0.8
Reclassification Adjustment for (Gains) Losses Included in Net Income	(33.6)	8.4	(25.2)	(10.5)	4.0	(6.5)
Net Change	$(9.7)	$2.5	$(7.2)	$7.0	$(10.0)	$(3.0)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(60.9)	$(0.5)	$(61.4)	$89.2	$(0.3)	$88.9
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.7)	0.3	(0.4)	0.4	(0.1)	0.3
Net Investment Hedge Gains (Losses)	83.4	(21.1)	62.3	(132.4)	50.1	(82.3)
Net Change	$21.8	$(21.3)	$0.5	$(42.8)	$49.7	$6.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$10.1	$(2.5)	$7.6	$(2.3)	$—	$(2.3)
Reclassification Adjustment for (Gains) Losses Included in Net Income	18.6	(13.1)	5.5	13.1	(4.5)	8.6
Net Change	$28.7	$(15.6)	$13.1	$10.8	$(4.5)	$6.3

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three and six months ended June 30, 2018.
Table 56: Reclassification Adjustment out of Accumulated Other Comprehensive Income

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
		June 30, 2018
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$—	$—
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(1.1)	$(3.5)
	Interest Income	(16.0)	(30.2)
	Other Operating Expense	—	—
Interest Rate Contracts	Interest Income	0.1	0.1
Total Realized Gains on Cash Flow Hedges		$(17.0)	$(33.6)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$9.5	$18.7
Amortization of Prior Service Cost	Employee Benefits	—	(0.1)
Gross Reclassification Adjustment		$9.5	$18.6

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
		June 30, 2017
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$0.4	$0.6
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(1.8)	$(2.5)
	Interest Income	(3.5)	(7.9)
	Other Operating Expense	—	0.1
Interest Rate Contracts	Interest Income	(0.1)	(0.2)
Total Realized Gains on Cash Flow Hedges		$(5.4)	$(10.5)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$6.5	$13.0
Amortization of Prior Service Cost	Employee Benefits	0.2	0.1
Gross Reclassification Adjustment		$6.7	$13.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 57: Net Income per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ In Millions Except Per Common Share Information)	2018	2017	2018	2017
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	224,207,590	229,196,531	224,940,308	229,128,414
Net Income	$390.4	$267.9	$772.0	$544.0
Less: Dividends on Preferred Stock	5.9	5.9	23.2	26.6
Net Income Applicable to Common Stock	$384.5	$262.0	748.8	517.4
Less: Earnings Allocated to Participating Securities	5.0	4.4	10.2	8.9
Earnings Allocated to Common Shares Outstanding	$379.5	$257.6	738.6	508.5
Basic Net Income Per Common Share	$1.69	$1.12	$3.28	$2.22
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	224,207,590	229,196,531	224,940,308	229,128,414
Plus: Dilutive Effect of Share-based Compensation	1,403,807	1,441,292	1,385,184	1,505,954
Average Common and Potential Common Shares	225,611,397	230,637,823	226,325,492	230,634,368
Earnings Allocated to Common and Potential Common Shares	$379.5	$257.6	$738.6	$508.5
Diluted Net Income Per Common Share	$1.68	$1.12	3.26	2.21
Note: For the three and six months ended June 30, 2018, there were no common stock equivalents excluded in the computation of diluted net income per share. There were no common stock equivalents excluded in the computation of diluted net income per share for the three months ended June 30, 2017. Common stock equivalents of 232,897 for the six months ended June 30, 2017 were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
The following table presents revenues disaggregated by major revenue source.
Table 58: Revenue Disaggregation

(In Millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$399.1	$795.0
Investment Management and Advisory	465.0	930.6
Securities Lending	30.4	56.6
Other	48.4	98.4
Total Trust, Investment and Other Servicing Fees	$942.9	$1,880.6
Other Noninterest Income
Foreign Exchange Income	$78.9	$157.4
Treasury Management	13.5	27.5
Securities Commissions and Trading Income	26.1	53.3
Other Operating Income	31.4	66.2
Investment Security Losses, net	—	(0.2)
Total Other Noninterest Income	$149.9	$304.2
Total Noninterest Income	$1,092.8	$2,184.8
Trust, investment and other servicing fees and treasury management fees represent revenue from contracts with clients. For the three months ended June 30, 2018, revenue from contracts with clients also includes $22.3 million of the $26.1 million total securities commissions and trading income and $11.6 million of the $31.4 million total other operating income. For the six months ended June 30, 2018, revenue from contracts with clients also includes $46.3 million of the $53.3 million total securities commissions and trading income and $22.9 million of the $66.2 million total other operating income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in other assets in the consolidated balance sheets, at June 30, 2018 and December 31, 2017.
Table 59: Client Receivables

(In Millions)	June 30, 2018	December 31, 2017
Trust Fees Receivable, net (1)	$720.1	$629.7
Other	80.3	79.0
Total Client Receivables	$800.4	$708.7

(1)
The net trust fees receivable balance at December 31, 2017 does not reflect the reduction for an estate settlement revenue transition adjustment of $2.7 million, which was recorded with an effective date of January 1, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 15 – Net Interest Income
The components of net interest income were as follows:
Table 60: Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Interest Income
Loans and Leases	$271.4	$224.4	$523.4	$437.8
Securities — Taxable	219.1	135.0	396.9	278.2
— Non-Taxable	1.9	2.5	3.9	5.1
Interest-Bearing Due from and Deposits with Banks (1)	18.3	14.1	38.2	29.0
Federal Reserve and Other Central Bank Deposits	57.0	41.2	111.2	77.4
Total Interest Income	$567.7	$417.2	$1,073.6	$827.5
Interest Expense
Deposits	$77.3	$41.0	140.4	68.6
Federal Funds Purchased	13.6	0.9	18.9	1.4
Securities Sold Under Agreements to Repurchase	2.0	1.3	4.7	2.2
Other Borrowings	35.9	10.0	62.4	17.6
Senior Notes	11.7	11.8	23.5	23.5
Long-Term Debt	12.0	9.6	23.0	17.0
Floating Rate Capital Debt	1.9	1.1	3.4	2.2
Total Interest Expense	$154.4	$75.7	$276.3	$132.5
Net Interest Income	$413.3	$341.5	$797.3	$695.0

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 16 – Income Taxes
Income tax expense for the three months ended June 30, 2018 and June 30, 2017 was $116.8 million and $122.9 million, representing an effective tax rate of 23.0% and 31.4%, respectively.
Income tax expense for the six months ended June 30, 2018 and June 30, 2017 was $218.9 million and $237.7 million, representing an effective tax rate of 22.1% and 30.4%, respectively. For the six months ended June 30, 2018, the provision for income taxes includes a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses, partially offset by a $15.8 million net provision recorded in the first quarter of 2018 representing adjustments to the initial estimated impact of the TCJA recorded in the fourth quarter of 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Pension and Postretirement Health Care
The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three and six months ended June 30, 2018 and 2017.
Table 61: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$10.3	$9.6	$20.7	$19.2
Interest Cost	11.1	11.5	22.2	23.0
Expected Return on Plan Assets	(22.1)	(23.5)	(44.1)	(47.0)
Amortization
Net Actuarial Loss	7.0	4.8	14.1	9.6
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)
Net Periodic Pension Expense	$6.2	$2.3	$12.7	$4.6

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$0.4	$—	$0.8	$—
Interest Cost	1.0	1.0	2.0	1.9
Expected Return on Plan Assets	(1.1)	(1.1)	(2.2)	(2.2)
Settlement Expense	0.4	0.2	0.4	0.2
Net Actuarial Loss Amortization	0.3	0.3	0.6	0.6
Net Periodic Pension Expense	$1.0	$0.4	$1.6	$0.5

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$1.1	$0.9	$2.2	$1.8
Interest Cost	1.4	1.3	2.7	2.6
Amortization
Net Actuarial Loss	1.8	1.4	3.6	2.8
Prior Service Cost	0.1	—	0.1	—
Net Periodic Pension Expense	$4.4	$3.6	$8.6	$7.2

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Interest Cost	$0.4	$0.4	$0.7	$0.8
Net Periodic Postretirement Expense	$0.4	$0.4	$0.7	$0.8
The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income.
Northern Trust contributed $50.0 million to the U.S. pension plan during the six months ended June 30, 2018. There were no contributions to the U.S. pension plan during the six months ended June 30, 2017.

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
Beginning with the grants made on February 21, 2017 under the Corporation’s prior equity incentive plan, restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements. Current-quarter compensation expense included $10.6 million attributable to performance stock units granted to retirement-eligible employees that are expensed from the date of grant through the requisite service period which ends on June 30, 2018, compared to $7.2 million in the prior-year quarter.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2018 and 2017.
Table 62: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2018	2017	2018	2017
Restricted Stock Unit Awards	$18.1	$15.6	$64.8	$56.8
Stock Options	0.7	1.0	1.5	7.3
Performance Stock Units	14.4	12.0	23.4	20.5
Total Share-Based Compensation Expense	33.2	28.6	89.7	84.6
Tax Benefits Recognized	$8.2	$10.7	$22.2	$31.9
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
Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20 - 30% of the asset’s cost via an equity ownership in a trust with the remaining 70 - 80% provided by third-party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of the leveraged lease trust VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the leveraged lease trust VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2018 and December 31, 2017, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $83.2 million and $131.0 million, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.
Tax Credit Structures. Northern Trust invests in qualified affordable housing projects and community development entities (collectively, community development projects) that are designed to generate a return primarily through the realization of tax credits. The community development projects are formed as limited partnerships and limited liability companies in which Northern

Notes to Consolidated Financial Statements (unaudited) (continued)

Trust invests as a limited partner/investor member through equity contributions. The economic performance of the community development projects, some of which are VIEs, is subject to the performance of their underlying investment and their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development project VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the community development project VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of June 30, 2018 and December 31, 2017, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $472.0 million and $415.3 million, respectively, of which $415.5 million and $386.1 million are VIEs as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $286.1 million and $241.1 million, respectively, of which $239.5 million and $215.2 million, related to undrawn commitments on VIEs as of June 30, 2018 and December 31, 2017, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Tax credits and other tax benefits attributable to community development projects totaled $14.8 million and $11.9 million for the three months ended June 30, 2018 and 2017, respectively, and $29.5 million and $24.0 million for the six months ended June 30, 2018 and 2017, respectively.
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

Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust did not waive any money market mutual fund fees for the three and six months ended June 30, 2018. Northern Trust voluntarily waived $0.3 million and $0.5 million of money market mutual fund fees for the three and six months ended June 30, 2017, respectively. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.

Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2018, Northern Trust had no seed capital investments and had $100.0 million of unfunded commitments related to seed capital investments. As of December 31, 2017, Northern Trust had $10.0 million of investments valued using net asset value per share and included in other assets and had no unfunded commitments related to seed capital investments.
Note 20 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $25.7 billion and $26.8 billion as of June 30, 2018 and December 31, 2017, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $2.7 billion and $3.0 billion as of June 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2018 and December 31, 2017 subject to indemnification was $146.8 billion and $143.6 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2018 or December 31, 2017, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2018, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.
In 2015 Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. In 2017 a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. The Public Prosecutor’s Office of France has appealed the appellate court’s decision to the Cour de Cassation, the highest court in France. A final schedule for the submission of briefs to

Notes to Consolidated Financial Statements (unaudited) (continued)

the Cour de Cassation has not yet been determined. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.
As previously disclosed, in the first quarter of 2018, Northern Trust received a document request from the U.S. Commodity Futures Trading Commission (CFTC), Division of Enforcement, seeking the production of documents related to the Bank’s activities as a swap dealer provisionally registered with the CFTC. Northern Trust is responding to the CFTC’s document request. In addition, the National Futures Association (NFA) provided the Bank with a letter dated April 30, 2018, summarizing certain findings related to the Bank’s swap dealer compliance program identified during a recently completed examination. Northern Trust is addressing the findings identified by the NFA in its examination and cooperating with both the NFA and the CFTC.
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. On June 28, 2018, Visa deposited an additional $600 million into the escrow account previously established with respect to the covered litigation. As a result, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced. The ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation or the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both June 30, 2018 and 2017.
Note 21 – Derivative Financial Instruments
Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients, as part of its trading activity for its own account and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, total return swap contracts, and swaps related to the sale of certain Visa Class B common shares.
Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions, foreign-currency-denominated assets and liabilities, including investment securities, and net investments in non-U.S. affiliates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2018 and December 31, 2017.
Table 63: Notional and Fair Values of Derivative Financial Instruments

	June 30, 2018			December 31, 2017
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset [1]	Liability [2]		Asset [1]	Liability [2]
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,457.4	$33.3	$20.7	$4,473.1	$31.7	$18.2
Cash Flow Hedges	925.0	0.2	2.2	925.0	0.2	1.2
Foreign Exchange Contracts
Cash Flow Hedges	3,196.8	60.2	7.5	3,289.0	28.4	13.0
Net Investment Hedges	2,914.2	191.3	0.9	3,011.3	0.6	179.5
Total Derivatives Designated as Hedging under GAAP	$11,493.4	$285.0	$31.3	$11,698.4	$60.9	$211.9

Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$139.5	$0.4	$0.9	$214.1	$1.1	$0.1
Other Financial Derivatives [3]	468.8	—	36.7	404.7	—	30.4
Total Non-Designated Risk Management Derivatives	$608.3	$0.4	$37.6	$618.8	$1.1	$30.5

Client-Related and Trading Derivatives
Foreign Exchange Contracts	$295,355.2	$3,056.9	$3,053.8	$317,882.5	$2,527.0	$2,522.5
Interest Rate Contracts	7,593.0	67.1	90.5	7,418.0	65.1	64.1
Total Client-Related and Trading Derivatives	$302,948.2	$3,124.0	$3,144.3	$325,300.5	$2,592.1	$2,586.6

Total Derivatives Not Designated as Hedging under GAAP	$303,556.5	$3,124.4	$3,181.9	$325,919.3	$2,593.2	$2,617.1

Total Gross Derivatives	$315,049.9	$3,409.4	$3,213.2	$337,617.7	$2,654.1	$2,829.0
Less: Netting [4]		1,775.8	2,463.3		1,860.0	1,621.4
Total Derivative Financial Instruments		$1,633.6	$749.9		$794.1	$1,207.6
(1)    Derivative assets are reported in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in other liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares and a total return swap contract.
(4)    See further detail in Note 22 - Offsetting of Assets and Liabilities.
Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheets. They are used merely to express the volume of this activity. Northern Trust’s credit-related risk of loss is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.
All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheets at fair value within other assets or other liabilities. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.

Notes to Consolidated Financial Statements (unaudited) (continued)

Hedging Derivative Instruments Designated under GAAP. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, equity price, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and changes in fair value are recognized currently in other operating income (see below section “Derivative Instruments Not Designated as Hedging under GAAP”).
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of available for sale debt securities and long-term subordinated debt. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six-month periods ended June 30, 2018 and 2017. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Northern Trust enters into foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign- currency-denominated transactions and foreign-currency-denominated debt securities. Northern Trust also enters into interest rate contracts to hedge changes in cash flows due to movements in interest rates of available for sale debt securities. The change in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three and six months ended June 30, 2018 and 2017, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $0.4 million and $0.6 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that a net loss of $0.9 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of June 30, 2018, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and six months ended June 30, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three and six months ended June 30, 2018 and 2017.
Table 64: Location and Amount of Fair Value and Cash Flow Hedge Derivative Gains and Losses Recorded in Income

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income		Other Operating Expense
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Total amounts on the consolidated statements of income	$567.7	$417.2	$154.4	$75.7	$31.4	$43.0	$75.3	$82.3
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	10.4	(24.6)	(15.2)	(5.3)	—	—	—	—
Recognized on hedged items	(10.4)	24.6	15.2	5.3	—	—	—	—
Amounts related to interest settlements on derivatives	6.6	1.5	8.3	15.2	—	—	—	—
Total gain/(loss) recognized on fair value hedges	$6.6	$1.5	$8.3	$15.2	$—	$—	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	16.0	3.5	—	—	1.1	1.8	—	—
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.1)	0.1	—	—	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$15.9	$3.6	$—	$—	$1.1	$1.8	$—	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income		Other Operating Expense
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Total amounts on the consolidated statements of income	$1,073.6	$827.5	$276.3	$132.5	$66.2	$82.7	$144.3	$147.4
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	64.7	(20.8)	(37.1)	(4.1)	—	—	—	—
Recognized on hedged items	(64.7)	20.8	37.1	4.1	—	—	—	—
Amounts related to interest settlements on derivatives	2.9	(4.8)	9.7	17.2	—	—	—	—
Total gain/(loss) recognized on fair value hedges	$2.9	$(4.8)	$9.7	$17.2	$—	$—	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	30.2	7.9	—	—	3.5	2.5	—	(0.1)
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.1)	0.2	—	—	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$30.1	$8.1	$—	$—	$3.5	$2.5	$—	$(0.1)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2018.
Table 65: Hedged Items in Fair Value Hedges

	June 30, 2018
(In Millions)	Carrying Value of the Hedged Items	Cumulative Hedge Accounting Basis Adjustment (1)
Available for Sale Debt Securities (2)	$4,038.6	$149.8
Senior Notes and Long-Term Subordinated Debt	1,049.4	1.9
(1)     There are no amounts related to discontinued hedging relationships.
(2)     Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded during the three and six months ended June 30, 2017. Net investment hedge gains of $157.7 million and losses of $102.0 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2018 and 2017, respectively. Net investment hedge gains of $83.4 million and losses of $132.4 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Derivative Instruments Not Designated as Hedging under GAAP. Northern Trust’s derivative instruments that are not designated as hedging under GAAP include derivatives for purposes of client-related and trading activities, as well as other risk management purposes. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
Non-designated risk management derivatives include foreign exchange contracts entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans and forecasted foreign-currency-denominated transactions. Swaps related to sales of certain Visa Class B common shares were entered into pursuant to which Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into Visa Class A common shares. Total return swaps are entered into to manage the equity price risk associated with certain investments.
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017.
Table 66: Location and Amount of Gains and Losses Recorded in Income for Derivatives Not Designated as Hedging Under GAAP

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(5.4)	$6.4	$(1.3)	$8.1
Other Financial Derivatives (1)	Other Operating Income	(7.8)	(1.4)	(11.8)	(4.4)
Gains/(Losses) from non-designated risk management derivatives		$(13.2)	$5.0	$(13.1)	$3.7

Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	78.9	49.9	157.4	98.0
Interest Rate Contracts	Security Commissions and Trading Income	2.9	4.4	4.6	5.6
Gains/(Losses) from client-related and trading derivatives		$81.8	$54.3	$162.0	$103.6

Total gains/(losses) from derivatives not designated as hedging under GAAP		$68.6	$59.3	$148.9	$107.3

(1)	This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 22 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2018 and December 31, 2017.
Table 67: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

June 30, 2018
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,412.2	$1,436.9	$975.3	$143.8	$831.5
Interest Rate Swaps OTC	92.4	14.3	78.1	—	78.1
Interest Rate Swaps Exchange Cleared	8.2	8.2	—	—	—
Other Financial Derivatives	0.1	—	0.1	—	0.1
Cross Product Netting Adjustment	—	18.3	—	—	—
Cross Product Collateral Adjustment	—	298.1	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,512.9	1,775.8	737.1	143.8	593.3
Total Derivatives Not Subject to a Master Netting Arrangement	896.5	—	896.5	18.9	877.6
Total Derivatives	3,409.4	1,775.8	1,633.6	162.7	1,470.9
Securities Purchased under Agreements to Resell (2)	$1,417.8	$—	$1,417.8	$1,417.8	$—

December 31, 2017
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,106.3	$1,397.7	$708.6	$2.1	$706.5
Interest Rate Swaps OTC	86.9	14.2	72.7	—	72.7
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	427.6	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,203.3	1,860.0	343.3	2.1	341.2
Total Derivatives Not Subject to a Master Netting Arrangement	450.8	—	450.8	2.5	448.3
Total Derivatives	2,654.1	1,860.0	794.1	4.6	789.5
Securities Purchased under Agreements to Resell (2)	$1,303.3	$—	$1,303.3	$1,303.3	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $4.7 billion and $3.9 billion as of June 30, 2018 and December 31, 2017, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $10.0 million and $21.0 million as of June 30, 2018 and December 31, 2017, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2018 and December 31, 2017.
Table 68: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

June 30, 2018
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,567.1	$1,436.9	$1,130.2	$3.2	$1,127.0
Interest Rate Swaps OTC	104.0	14.3	89.7	—	89.7
Interest Rate Swaps Exchange Cleared	9.4	8.2	1.2	—	1.2
Other Financial Derivatives	36.7	—	36.7	—	36.7
Cross Product Netting Adjustment	—	18.3	—	—	—
Cross Product Collateral Adjustment	—	985.6	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,717.2	2,463.3	253.9	3.2	250.7
Total Derivatives Not Subject to a Master Netting Arrangement	496.0	—	496.0	0.2	495.8
Total Derivatives	3,213.2	2,463.3	749.9	3.4	746.5
Securities Sold under Agreements to Repurchase	$981.3	$—	$981.3	$981.3	$—

December 31, 2017
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,889.2	$1,397.7	$491.5	$—	$491.5
Interest Rate Swaps OTC	69.2	14.2	55.0	—	55.0
Interest Rate Swaps Exchange Cleared	14.3	10.1	4.2	—	4.2
Other Financial Derivatives	30.4	—	30.4	—	30.4
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	189.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,003.1	1,621.4	381.7	—	381.7
Total Derivatives Not Subject to a Master Netting Arrangement	825.9	—	825.9	—	825.9
Total Derivatives	2,829.0	1,621.4	1,207.6	—	1,207.6
Securities Sold under Agreements to Repurchase	$834.0	$—	$834.0	$834.0	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.4 billion as of both June 30, 2018 and December 31, 2017.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting

Notes to Consolidated Financial Statements (unaudited) (continued)

arrangement, Northern Trust is entitled to offset receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. However, Northern Trust’s repurchase agreements and reverse repurchase agreements do not meet the requirements to net.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $113.2 million and $386.5 million, respectively, as of June 30, 2018, and $67.0 million and $143.1 million, respectively, as of December 31, 2017, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $506.5 million and $223.7 million at June 30, 2018 and December 31, 2017, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $498.4 million and $35.8 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2018 and December 31, 2017, of $8.1 million and $187.9 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2018, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2018, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2018.
Table 69: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2018	264,971	$107.56	264,971	3,942,599
May 1 - 31, 2018	977,857	106.87	977,857	2,964,742
June 1 - 30, 2018	538,887	105.77	538,887	2,425,855
Total (Second Quarter)	1,781,715	$106.64	1,781,715	2,425,855

(1)
Repurchases were made pursuant to the repurchase program announced by the Corporation on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. On July 17, 2018, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The new repurchase program has no expiration date.

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 30, 2018	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2018	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (2) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017, (5) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (6) Notes to Consolidated Financial Statements