Form 10-Q
period 2018-09-30
NORTHERN TRUST CORP
filed 2018-10-29
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
221,395,358 Shares – $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on September 30, 2018)

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	32
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Comprehensive Income	33
Consolidated Statements of Changes in Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36
Item 4: Controls and Procedures	82

Part II – Other Information
Item 1: Legal Proceedings	83
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6: Exhibits	83

Signatures	84

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
CONDENSED INCOME STATEMENTS (In Millions)	2018	2017	% Change (1)	2018	2017	% Change (1)
Noninterest Income	$1,066.1	$991.0	8%	$3,250.9	$2,901.6	12%
Net Interest Income	408.2	354.2	15	1,205.5	1,049.2	15
Provision for Credit Losses	(9.0)	(7.0)	29	(10.5)	(15.0)	(30)
Noninterest Expense	1,002.3	935.6	7	2,995.0	2,767.5	8
Income before Income Taxes	481.0	416.6	15	1,471.9	1,198.3	23
Provision for Income Taxes	106.5	118.2	(10)	325.4	355.9	(9)
Net Income	$374.5	$298.4	26%	$1,146.5	$842.4	36%

PER COMMON SHARE
Net Income — Basic	$1.59	$1.21	31%	$4.87	$3.43	42%
— Diluted	1.58	1.20	32	4.84	3.41	42
Cash Dividends Declared Per Common Share	0.55	0.42	31	1.39	1.18	18
Book Value — End of Period (EOP)	42.83	40.82	5	42.83	40.82	5
Market Price — EOP	102.13	91.93	11	102.13	91.93	11

SELECTED BALANCE SHEET DATA (In Millions)
	September 30, 2018	December 31, 2017	% Change (1)
End of Period:
Assets	$132,378.5	$138,590.5	(4)%
Earning Assets	122,348.9	129,656.6	(6)
Deposits	104,891.3	112,390.8	(7)
Stockholders’ Equity	10,364.5	10,216.2	1

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change (1)	2018	2017	% Change (1)
Average Balances:
Assets	$122,155.6	$121,159.4	1%	$123,496.7	$118,696.0	4%
Earning Assets	112,694.8	112,485.0	—	114,254.3	110,460.7	3
Deposits	93,501.8	97,112.0	(4)	95,759.5	96,269.6	(1)
Stockholders’ Equity	10,274.6	10,040.2	2	10,205.3	9,936.8	3

CLIENT ASSETS (In Billions)	September 30, 2018	December 31, 2017	% Change (1)
Assets Under Custody/Administration (2)	$10,829.8	$10,722.6	1%
Assets Under Custody	8,188.9	8,084.6	1
Assets Under Management	1,171.5	1,161.0	1

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial Ratios:
Return on Average Common Equity	15.1%	12.2%	15.9%	11.8%
Return on Average Assets	1.22	0.98	1.24	0.95
Dividend Payout Ratio	34.8	35.0	28.7	34.6
Net Interest Margin (1)	1.47	1.29	1.44	1.31

	September 30, 2018		December 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	13.4%	12.9%	13.5%	12.6%
Tier 1	14.8	14.2	14.8	13.8
Total	16.7	16.2	16.7	15.8
Tier 1 Leverage	7.8	7.8	7.8	7.8
Supplementary Leverage	6.9	N/A	6.8	N/A

The Northern Trust Company
Common Equity Tier 1	14.1%	13.2%	13.7%	12.6%
Tier 1	14.1	13.2	13.7	12.6
Total	15.8	14.9	15.4	14.3
Tier 1 Leverage	7.2	7.2	7.0	7.0
Supplementary Leverage	6.4	N/A	6.1	N/A

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
Overview
Net income per diluted common share was $1.58 in the current quarter, up from $1.20 in the third quarter of 2017. Net income was $374.5 million in the current quarter as compared to $298.4 million in the prior-year quarter. Annualized return on average common equity was 15.1% in the current quarter and 12.2% in the prior-year quarter. The annualized return on average assets was 1.22% in the current quarter as compared to 0.98% in the prior-year quarter.

Revenue of $1.47 billion in the current quarter was up $129.1 million, or 10%, from $1.35 billion in the prior-year quarter.

Noninterest income increased $75.1 million, or 8%, to $1.07 billion from $991.0 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and foreign exchange trading income, partially offset by lower other operating income.

Net interest income increased $54.0 million, or 15%, to $408.2 million in the current quarter as compared to $354.2 million in the prior-year quarter, primarily resulting from a higher net interest margin.

The provision for credit losses was a credit of $9.0 million in the current quarter, as compared to a provision credit of $7.0 million in the prior-year quarter.

Noninterest expense totaled $1.00 billion in the current quarter, up $66.7 million, or 7%, from $935.6 million in the prior-year quarter, primarily attributable to higher compensation, outside services, equipment and software expense, and employee benefits.

The provision for income taxes in the current quarter totaled $106.5 million, representing an effective tax rate of 22.1%. The provision for income taxes in the prior-year quarter totaled $118.2 million, representing an effective tax rate of 28.4%.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Trust, Investment and Other Servicing Fees	$939.2	$867.9	$71.3	8%
Foreign Exchange Trading Income	71.7	49.1	22.6	46
Treasury Management Fees	12.5	13.2	(0.7)	(5)
Security Commissions and Trading Income	21.9	21.2	0.7	3
Other Operating Income	20.9	40.0	(19.1)	(48)
Investment Security (Losses) Gains, net	(0.1)	(0.4)	0.3	(68)
Total Noninterest Income	$1,066.1	$991.0	$75.1	8%
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
Table 2: Equity Market Indices

	Daily Averages			Period-End
	Three Months Ended September 30,			As of September 30,
	2018	2017	Change	2018	2017	Change

S&P 500	2,848	2,466	15%	2,914	2,519	16%
MSCI EAFE (U.S. dollars)	1,964	1,934	2	1,974	1,974	—
MSCI EAFE (local currency)	1,141	1,106	3	1,152	1,126	2
Table 3: Fixed Income Market Indices

	As of September 30,
	2018	2017	Change

Barclays Capital U.S. Aggregate Bond Index	2,014	2,038	(1)%
Barclays Capital Global Aggregate Bond Index	473	480	(1)

Assets under custody/administration (AUC/A) and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
Table 4: Assets Under Custody / Administration

Assets Under Custody / Administration	September 30, 2018	June 30, 2018	September 30, 2017	Change Q3-18/Q2-18	Change Q3-18/Q3-17
($ In Billions)
Corporate & Institutional	$10,153.9	$10,051.9	$9,062.8	1%	12%
Wealth Management	675.9	660.6	633.2	2	7
Total Assets Under Custody / Administration	$10,829.8	$10,712.5	$9,696.0	1%	12%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 5: Assets Under Custody

Assets Under Custody	September 30, 2018	June 30, 2018	September 30, 2017	Change Q3-18/Q2-18	Change Q3-18/Q3-17
($ In Billions)
Corporate & Institutional	$7,523.1	$7,451.1	$7,130.9	1%	6%
Wealth Management	665.8	650.8	622.9	2	7
Total Assets Under Custody	$8,188.9	$8,101.9	$7,753.8	1%	6%
The 6% increase in consolidated assets under custody from $7.75 trillion as of September 30, 2017 to $8.19 trillion as of September 30, 2018 primarily reflects favorable markets and net inflows, partially offset by unfavorable movements in foreign exchange rates.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 6: Allocation of Assets Under Custody

	September 30, 2018			June 30, 2018			September 30, 2017
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	46%	58%	47%	45%	58%	46%	45%	57%	46%
Fixed Income	37	18	35	38	18	36	38	20	36
Cash and Other Assets	15	24	16	15	24	16	15	23	16
Securities Lending Collateral	2	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under management by reporting segment.
Table 7: Assets Under Management

Assets Under Management	September 30, 2018	June 30, 2018	September 30, 2017	Change Q3-18/Q2-18	Change Q3-18/Q3-17
($ In Billions)
Corporate & Institutional	$876.0	$862.1	$840.7	2%	4%
Wealth Management	295.5	286.8	284.4	3	4
Total Assets Under Management	$1,171.5	$1,148.9	$1,125.1	2%	4%
The 4% increase in consolidated assets under management from $1.13 trillion at September 30, 2017 to $1.17 trillion as of September 30, 2018 was primarily due to favorable markets, partially offset by net outflows and the unfavorable impact of foreign exchange rates.
The following table presents Northern Trust’s assets under management by investment type.
Table 8: Assets Under Management by Investment Type

($ In Billions)	September 30, 2018	June 30, 2018	September 30, 2017
Equities	$610.2	$587.8	$572.5
Fixed Income	180.3	177.4	178.3
Cash and Other Assets	214.4	209.9	212.3
Securities Lending Collateral	166.6	173.8	162.0
Total Assets Under Management	$1,171.5	$1,148.9	$1,125.1

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 9: Allocation of Assets Under Management

	September 30, 2018			June 30, 2018			September 30, 2017
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	52%	52%	52%	51%	52%	51%	51%	51%	51%
Fixed Income	12	24	16	12	25	16	13	25	16
Cash and Other Assets	17	24	18	17	23	18	17	24	19
Securities Lending Collateral	19	—	14	20	—	15	19	—	14

The following table presents activity in consolidated assets under management by investment type.
Table 10: Activity in Consolidated Assets Under Management by Investment Type

	Three Months Ended
($ In Billions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Beginning Balance of AUM	$1,148.9	$1,165.7	$1,161.0	$1,125.1	$1,028.8
Inflows by Investment Type
Equity	42.3	44.7	44.2	63.0	51.2
Fixed Income	15.1	17.5	17.4	23.0	19.8
Cash & Other Assets	109.3	124.2	114.4	116.3	101.6
Securities Lending Collateral	23.3	22.4	68.1	32.4	45.5

Total Inflows	190.0	208.8	244.1	234.7	218.1

Outflows by Investment Type
Equity	(43.9)	(42.4)	(47.8)	(67.7)	(41.0)
Fixed Income	(12.8)	(20.4)	(24.0)	(20.7)	(13.0)
Cash & Other Assets	(103.8)	(130.6)	(117.4)	(111.8)	(83.0)
Securities Lending Collateral	(30.5)	(36.1)	(48.3)	(26.8)	(14.4)

Total Outflows	(191.0)	(229.5)	(237.5)	(227.0)	(151.4)

Net Inflows / (Outflows)	(1.0)	(20.7)	6.6	7.7	66.7

Market Performance, Currency & Other
Market Performance & Other	24.6	11.5	(4.6)	27.9	26.6
Currency	(1.0)	(7.6)	2.7	0.3	3.0
Total Market Performance, Currency & Other	23.6	3.9	(1.9)	28.2	29.6

Ending Balance of AUM	$1,171.5	$1,148.9	$1,165.7	$1,161.0	$1,125.1

Foreign exchange trading income totaled $71.7 million in the current quarter, up $22.6 million, or 46%, compared to $49.1 million in the prior-year quarter. The increase was primarily due to increased foreign exchange swap activity in Treasury and higher client volumes as compared to the prior-year quarter.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Other operating income totaled $20.9 million in the current quarter, down $19.1 million, or 48%, compared to $40.0 million in the prior-year quarter, primarily due to $8.1 million of impairment recognized related to a community development equity investment previously held at cost, expenses related to existing swap agreements related to Visa Inc. Class B common shares, lower income on hedging activity, and lower banking and credit-related service fees recorded in other income in the current quarter. The components of other operating income are provided below.
Table 11: Other Operating Income

Other Operating Income	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Loan Service Fees	$11.6	$12.7	$(1.1)	(9)%
Banking Service Fees	11.1	12.6	(1.5)	(12)
Other Income	(1.8)	14.7	(16.5)	(112)
Total Other Operating Income	$20.9	$40.0	$(19.1)	(48)%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 12: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	THIRD QUARTER
	2018			2017
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$50.0	$22,889.6	0.87%	$44.9	$25,182.9	0.71%
Interest-Bearing Due from and Deposits with Banks (1)	15.6	5,410.3	1.15	16.0	7,145.8	0.88
Federal Funds Sold and Securities Purchased under Agreements to Resell	10.2	1,775.2	2.27	7.8	1,945.8	1.58
Securities
U.S. Government	28.0	5,726.6	1.94	22.1	6,002.2	1.46
Obligations of States and Political Subdivisions	3.7	730.7	2.05	3.0	845.3	1.41
Government Sponsored Agency	125.3	21,589.9	2.30	65.4	17,974.7	1.45
Other (2)	91.8	22,773.6	1.60	64.2	19,920.1	1.28
Total Securities	248.8	50,820.8	1.94	154.7	44,742.3	1.37
Loans and Leases (3)	284.9	31,798.9	3.55	242.4	33,468.2	2.87
Total Earning Assets	609.5	112,694.8	2.15	465.8	112,485.0	1.64
Allowance for Credit Losses Assigned to Loans and Leases	—	(127.6)	—	—	(155.1)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,702.9	—	—	2,666.8	—
Buildings and Equipment	—	426.8	—	—	467.3	—
Client Security Settlement Receivables	—	968.1	—	—	917.0	—
Goodwill	—	672.4	—	—	523.9	—
Other Assets	—	4,818.2	—	—	4,254.5	—
Total Assets	$—	$122,155.6	—%	$—	$121,159.4	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$22.1	$14,787.6	0.59%	$7.3	$15,617.1	0.19%
Savings Certificates and Other Time	1.9	810.5	0.93	2.4	1,255.1	0.75
Non-U.S. Offices — Interest-Bearing	81.4	58,473.2	0.55	45.4	58,503.4	0.31
Total Interest-Bearing Deposits	105.4	74,071.3	0.56	55.1	75,375.6	0.29
Short-Term Borrowings	57.7	11,380.7	2.01	20.3	7,264.5	1.11
Senior Notes	14.6	1,818.0	3.21	11.5	1,497.0	3.11
Long-Term Debt	11.3	1,254.4	3.57	11.3	1,672.5	2.68
Floating Rate Capital Debt	2.0	277.6	2.89	1.4	277.5	1.87
Total Interest-Related Funds	191.0	88,802.0	0.85	99.6	86,087.1	0.46
Interest Rate Spread	—	—	1.30	—	—	1.18
Demand and Other Noninterest-Bearing Deposits	—	19,430.5	—	—	21,736.4	—
Other Liabilities	—	3,648.5	—	—	3,295.7	—
Stockholders’ Equity	—	10,274.6	—	—	10,040.2	—
Total Liabilities and Stockholders’ Equity	$—	$122,155.6	—%	$—	$121,159.4	—%
Net Interest Income/Margin (FTE Adjusted)	$418.5	$—	1.47%	$366.2	$—	1.29%
Net Interest Income/Margin (Unadjusted)	$408.2	$—	1.44%	$354.2	$—	1.25%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended September 30, 2018/2017
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$12.0	$131.7	$143.7
Interest-Related Funds	15.7	75.7	91.4
Net Interest Income (FTE)	$(3.7)	$56.0	$52.3

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of September 30, 2018 and 2017.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.8% and 38.1% for the three months ended September 30, 2018 and 2017, respectively. Total taxable equivalent interest adjustments amounted to $10.3 million and $12.0 million for the three months ended September 30, 2018 and 2017, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $418.5 million in the current quarter, up $52.3 million, or 14%, compared to $366.2 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin. Average earning assets for the current quarter were $112.7 billion, up slightly from $112.5 billion in the prior-year quarter, primarily resulting from higher levels of securities, partially offset by lower levels of short-term interest-bearing deposits with banks and reductions in loans and leases. Earning asset growth was funded primarily by higher levels of borrowed funds, partially offset by lower levels of client demand and other noninterest-bearing deposits and client interest-bearing deposits.
The net interest margin on an FTE basis increased to 1.47% in the current quarter from 1.29% in the prior-year quarter, primarily due to higher short-term interest rates and lower premium amortization, partially offset by a balance sheet mix shift.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
Federal Reserve and other central bank deposits averaged $22.9 billion, down $2.3 billion, or 9%, from $25.2 billion in the prior-year quarter. Average securities were $50.8 billion, up $6.1 billion, or 14%, from $44.7 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $489.5 million, $236.6 million and $53.8 million, respectively, which are recorded in other assets in the consolidated balance sheets.
Loans and leases averaged $31.8 billion, down $1.7 billion, or 5%, from $33.5 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate, commercial real estate, and commercial and institutional loans. Residential real estate loans averaged $6.9 billion, down $650.1 million, or 9%, from $7.6 billion for the prior-year quarter. Commercial and institutional loans averaged $9.3 billion, down $533.0 million, or 5%, from $9.8 billion for the prior-year quarter. Commercial real estate loans averaged $3.4 billion, down $235.9 million, or 6%, from $3.6 billion for the prior-year quarter. Private client loans averaged $10.6 billion in both the current and prior-year quarters.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $74.1 billion in the current quarter, compared to $75.4 billion in the prior-year quarter, a decrease of $1.3 billion. Other interest-bearing funds averaged $14.7 billion in the current quarter, compared to $10.7 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds decreased $2.5 billion, or 9%, to $23.9 billion in the current quarter from $26.4 billion in the prior-year quarter, primarily resulting from lower levels of client demand and other noninterest-bearing deposits.
Provision for Credit Losses
The provision credit for credit losses was a credit of $9.0 million in the current quarter, as compared to a credit of $7.0 million in the prior-year quarter. The provision credit in the current quarter was primarily driven by reductions in outstanding loans and undrawn loan commitments attributable to the commercial and institutional and residential real estate portfolios as well as improved credit quality across all major portfolios. Net recoveries in the current quarter were $0.3 million, resulting from charge-offs of $2.8 million and recoveries of $3.1 million. The prior-year quarter included $1.6 million of net recoveries, reflecting $3.5 million of charge-offs and $5.1 million of recoveries. Nonperforming assets of $124.9 million decreased 14% from $145.5 million at the end of the prior-year quarter. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 86%, 8%, and 6%, respectively, of total nonperforming loans and leases at September 30, 2018. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 23.
Noninterest Expense
The components of noninterest expense are provided below.
Table 13: Noninterest Expense

Noninterest Expense	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Compensation	$436.1	$418.3	$17.8	4%
Employee Benefits	85.5	74.8	10.7	14
Outside Services	186.9	172.7	14.2	8
Equipment and Software	145.7	130.5	15.2	12
Occupancy	51.0	47.3	3.7	8
Other Operating Expense	97.1	92.0	5.1	5
Total Noninterest Expense	$1,002.3	$935.6	$66.7	7%
Compensation expense, the largest component of noninterest expense, totaled $436.1 million in the current quarter, up $17.8 million, or 4%, compared to $418.3 million in the prior-year quarter, primarily reflecting higher salary expense and higher cash-based incentive accruals. Compensation expense in the prior-year quarter included a charge of $6.0 million from severance-related and restructuring charges. The increase in salary expense was driven by base pay adjustments and the acquisition of UBS Asset Management’s fund administration units in Luxembourg and Switzerland (the UBS acquisition).
Employee benefits expense totaled $85.5 million in the current quarter, up $10.7 million, or 14%, compared to $74.8 million in the prior-year quarter, primarily due to higher medical costs and retirement plan expenses.
Outside services expense totaled $186.9 million in the current quarter, up $14.2 million, or 8%, compared to $172.7 million in the prior-year quarter, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard as of January 1, 2018, increased costs associated with the UBS acquisition, and higher technical services costs, partially offset by lower consulting services and sub-advisor costs. There is a corresponding increase to trust, investment and other servicing fees as a result of the adoption of the new revenue recognition accounting standard.
Equipment and software expense totaled $145.7 million in the current quarter, up $15.2 million, or 12%, compared to $130.5 million in the prior-year quarter, primarily reflecting higher software amortization and disposition charges.
Other operating expense totaled $97.1 million in the current quarter, up $5.1 million, or 5%, from $92.0 million in the prior-year quarter, primarily driven by increased costs associated with the UBS acquisition.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

The components of other operating expense are provided below.
Table 14: Other Operating Expense

Other Operating Expense	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Business Promotion	$38.3	$36.5	$1.8	5%
Staff Related	10.1	10.2	(0.1)	—
FDIC Insurance Premiums	8.2	9.1	(0.9)	(11)
Other Intangibles Amortization	4.3	2.3	2.0	83
Other Expenses	36.2	33.9	2.3	7
Total Other Operating Expense	$97.1	$92.0	$5.1	5%
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2018 was $106.5 million, representing an effective tax rate of 22.1%, compared to $118.2 million in the prior-year quarter, representing an effective tax rate of 28.4%.

The decrease in the provision for income taxes was primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in the fourth quarter of 2017 as well as adjustments of $5.5 million recorded in the current quarter associated with the re-establishment of a deferred tax asset based on the issuance of guidance by the Internal Revenue Service (IRS) related to the implementation of the TCJA. Decreases to the provision for income taxes were partially offset by an increase in income before income taxes, Federal and State research tax credits of $17.6 million recognized in the prior-year quarter due to the completion of a study of the Corporation’s technology spend between 2013 and 2016, and tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with non-U.S. branches and subsidiaries. The initial estimated impact of the TCJA may continue to be refined in future periods as further information becomes available.
During the current quarter, the IRS issued proposed regulations with respect to the TCJA’s Global Intangible Low-Taxed Income (“GILTI”) provisions. Based on the Corporation’s analysis of these proposed regulations, they are not expected to impact the Corporation materially if adopted as proposed.
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

REPORTING SEGMENTS (continued)

The following tables reflect the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2018 and 2017. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.
Table 15: Results of Reporting Segments

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$541.0	$501.1	$398.2	$366.8	$—	$—	$939.2	$867.9
Foreign Exchange Trading Income	51.4	47.2	0.9	0.7	19.4	1.2	71.7	49.1
Other Noninterest Income	42.0	43.8	25.5	25.2	(12.3)	5.0	55.2	74.0
Net Interest Income*	253.0	194.0	202.9	186.6	(37.4)	(14.4)	418.5	366.2
Revenue*	887.4	786.1	627.5	579.3	(30.3)	(8.2)	1,484.6	1,357.2
Provision for Credit Losses	(2.8)	0.8	(6.2)	(7.8)	—	—	(9.0)	(7.0)
Noninterest Expense	601.0	542.1	362.0	348.8	39.3	44.7	1,002.3	935.6
Income before Income Taxes*	289.2	243.2	271.7	238.3	(69.6)	(52.9)	491.3	428.6
Provision for Income Taxes*	66.1	78.4	67.2	90.3	(16.5)	(38.5)	116.8	130.2
Net Income	$223.1	$164.8	$204.5	$148.0	$(53.1)	$(14.4)	$374.5	$298.4
Percentage of Consolidated Net Income	59%	55%	55%	50%	(14)%	(5)%	100%	100%
Average Assets	$83,360.6	$82,250.9	$26,110.5	$26,463.0	$12,684.5	$12,445.5	$122,155.6	$121,159.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.3 million for 2018 and $12.0 million for 2017. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,637.5	$1,451.1	$1,182.3	$1,073.2	$—	$—	$2,819.8	$2,524.3
Foreign Exchange Trading Income	173.9	146.9	3.1	2.4	52.1	(2.2)	229.1	147.1
Other Noninterest Income	133.6	132.4	77.9	77.4	(9.5)	20.4	202.0	230.2
Net Interest Income*	730.3	536.5	611.3	545.4	(107.8)	(2.9)	1,233.8	1,079.0
Revenue*	2,675.3	2,266.9	1,874.6	1,698.4	(65.2)	15.3	4,484.7	3,980.6
Provision for Credit Losses	(3.7)	(1.6)	(6.8)	(13.4)	—	—	(10.5)	(15.0)
Noninterest Expense	1,785.9	1,598.5	1,097.2	1,046.0	111.9	123.0	2,995.0	2,767.5
Income before Income Taxes*	893.1	670.0	784.2	665.8	(177.1)	(107.7)	1,500.2	1,228.1
Provision for Income Taxes*	195.9	213.0	193.7	251.4	(35.9)	(78.7)	353.7	385.7
Net Income	$697.2	$457.0	$590.5	$414.4	$(141.2)	$(29.0)	$1,146.5	$842.4
Percentage of Consolidated Net Income	61%	54%	51%	49%	(12)%	(3)%	100%	100%
Average Assets	$83,049.5	$80,229.1	$26,101.6	$26,648.7	$14,345.6	$11,818.2	$123,496.7	$118,696.0
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $28.3 million for 2018 and $29.8 million for 2017. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services

C&IS net income totaled $223.1 million in the current quarter compared to $164.8 million in the prior-year quarter, an increase of $58.3 million, or 35%. Noninterest income was $634.4 million in the current quarter, up $42.3 million, or 7%, from $592.1 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees and foreign exchange trading income.
Table 16: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Custody and Fund Administration	$374.7	$338.1	$36.6	11%
Investment Management	108.7	104.3	4.4	4
Securities Lending	24.1	22.8	1.3	6
Other	33.5	35.9	(2.4)	(7)
Total C&IS Trust, Investment and Other Servicing Fees	$541.0	$501.1	$39.9	8%
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
Custody and fund administration fees increased $36.6 million, or 11%, from the prior-year quarter, primarily due to revenue associated with the UBS acquisition, new business, and favorable markets. Investment management fees increased $4.4 million, or 4%, primarily due to favorable markets and a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard. Securities lending fees increased 6%, primarily due to increased loan volumes, partially offset by lower spreads. Other fees decreased 7%, primarily due to lower sub-advisor fees. The income associated with sub-advisor fees has an associated expense in outside services.
Foreign exchange trading income totaled $51.4 million in the current quarter, an increase of $4.2 million, or 9%, from $47.2 million in the prior-year quarter. The increase was driven primarily by higher client volumes.
Other noninterest income in C&IS totaled $42.0 million in the current quarter, down 4%, from $43.8 million in the prior-year quarter, primarily due to lower banking and credit-related service fees, partially offset by an increase in securities commissions and trading income.
Net interest income stated on an FTE basis was $253.0 million in the current quarter, up $59.0 million, or 30%, from $194.0 million in the prior-year quarter. The increase in net interest income was primarily attributable to an increase in the net interest margin and higher levels of earning assets. The net interest margin increased to 1.30% from 1.01% in the prior-year quarter, primarily due to higher short-term interest rates. Average earning assets totaled $77.2 billion, up from $76.4 billion in the prior-year quarter. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $54.4 billion in the current quarter, up from $54.1 billion in the prior-year quarter.
The provision for credit losses was a credit of $2.8 million in the current quarter, compared with a provision of $0.8 million in the prior-year quarter. The current quarter provision credit reflected reductions in outstanding loans and undrawn loan commitments, as well as improved credit quality, that resulted in a reduction in the inherent allowance. The prior-year quarter provision reflected an increase in the inherent reserve requirement.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $601.0 million in the current quarter, up $58.9 million, or 11%, from $542.1 million in the prior-year quarter, primarily reflecting higher compensation expense, indirect expense allocations, employee benefit expense, other operating expense, and outside services expense.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

The provision for income taxes was $66.1 million in the current quarter compared to $78.4 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.
Wealth Management
Wealth Management net income was $204.5 million in the current quarter, up $56.5 million, or 38%, from $148.0 million in the prior-year quarter. Noninterest income was $424.6 million, up $31.9 million, or 8%, from $392.7 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. Trust, investment and other servicing fees in Wealth Management totaled $398.2 million in the current quarter, increasing $31.4 million, or 9%, from $366.8 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 17: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended September 30,
($ In Millions)	2018	2017	Change
Central	$152.2	$145.4	$6.8	5%
East	102.7	90.2	12.5	14
West	80.7	73.7	7.0	9
Global Family Office	62.6	57.5	5.1	9
Total Wealth Management Trust, Investment and Other Servicing Fees	$398.2	$366.8	$31.4	9%
Wealth Management fee income is calculated primarily based on market values. The increase in Wealth Management fees across all regions was primarily attributable to favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. The 9% increase in Global Family Office fees was primarily attributable to new business and favorable markets.
Other noninterest income was $25.5 million in the current quarter, up 1% from $25.2 million in the prior-year quarter, primarily reflecting an increase in securities commissions and trading income.
Net interest income stated on an FTE basis was $202.9 million in the current quarter, up $16.3 million, or 9%, from $186.6 million in the prior-year quarter, primarily reflecting an increase in the net interest margin, partially offset by lower levels of earning assets. The net interest margin increased to 3.12% from 2.82% in the prior-year quarter, reflecting higher yields on earning assets. Average earning assets decreased $372.7 million to $25.8 billion from the prior-year quarter’s $26.2 billion. Earning assets and funding sources were primarily comprised of loans and domestic interest-bearing deposits, respectively.
The provision for credit losses was a provision credit of $6.2 million in the current quarter, compared with a provision credit of $7.8 million in the prior-year quarter. The current-quarter provision credit reflected reductions in outstanding loans and undrawn loan commitments and improved credit quality that resulted in a reduction in the inherent allowance, as well as a reduction in the specific reserve attributable to the residential real estate portfolio. The prior-year quarter provision reflected reductions in undrawn loan commitments and standby letters of credit as well as improved credit quality resulting in a reduction in the inherent allowance.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $362.0 million in the current quarter, compared to $348.8 million in the prior-year quarter, an increase of $13.2 million, or 4%, primarily reflecting higher indirect expense allocations and employee benefits expense.
The provision for income taxes was $67.2 million in the current quarter compared to $90.3 million in the prior-year quarter, primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA, partially offset by an increase in income before income taxes.

REPORTING SEGMENTS (continued)
Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.
Treasury and Other noninterest income increased from $6.2 million in the prior-year quarter to $7.1 million in the current quarter. The increase in noninterest income in Treasury and Other was driven by higher foreign exchange trading income due to increased foreign exchange swap activity in Treasury, partially offset by an impairment charge of $8.1 million related to a community development equity investment and higher expenses related to existing swap agreements related to Visa Inc. Class B common shares.
Net interest income decreased $23.0 million from net interest expense of $14.4 million in the prior-year quarter to net interest expense of $37.4 million in the current quarter. The reduction in net interest income in Treasury and Other was driven by higher net funds transfer pricing credits in the C&IS segment, partially offset by higher yields on earning assets and higher net funds transfer pricing charges in the Wealth Management segment. Average earning assets decreased $187.6 million to $9.7 billion from $9.9 billion in the prior-year quarter.
Noninterest expense totaled $39.3 million in the current quarter, down $5.4 million, or 12%, from $44.7 million in the prior-year quarter, primarily reflecting higher indirect expense allocations to C&IS and Wealth Management as compared to the prior-year quarter and lower compensation expense, partially offset by higher equipment and software expense, outside services expense, other operating expense, occupancy expense, and employee benefit expense.
The provision for income taxes was a benefit of $16.5 million in the current quarter compared to a $38.5 million benefit in the prior-year quarter. The prior-year quarter tax provision included Federal and State research tax credits of $17.6 million due to the completion of a study of the Corporation’s technology spend between 2013 and 2016. The current-quarter tax provision was impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA and adjustments of $5.5 million associated with the re-establishment of a deferred tax asset based on the issuance of guidance by the IRS related to the implementation of the TCJA, partially offset by a decrease in income before income taxes.
NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview
Net income per diluted common share was $4.84 for the nine months ended September 30, 2018, and $3.41 in the comparable prior-year period. Net income totaled $1.15 billion, up $304.1 million, or 36%, compared to $842.4 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 15.9%, compared to 11.8% in the prior-year period. The annualized return on average assets was 1.24% in the current period compared to 0.95% in the prior-year period.
Revenue for the nine months ended September 30, 2018 totaled $4.46 billion, up $505.5 million, or 13%, as compared to $3.95 billion in the prior-year period.
Noninterest income was $3.25 billion, up $349.3 million, or 12%, from $2.90 billion in the prior-year period, primarily driven by increased trust, investment, and other servicing fees and foreign exchange trading income, partially offset by lower other operating income.

Net interest income totaled $1.21 billion, up $156.3 million, or 15%, as compared to $1.05 billion in the prior-year period, due to a higher net interest margin and an increase in earning assets.

The provision for credit losses was a provision credit of $10.5 million in the current period, as compared to a provision credit of $15.0 million in the prior-year period.

Noninterest expense totaled $3.00 billion in the current period, up $227.5 million, or 8%, from $2.77 billion in the prior-year period, primarily attributable to higher compensation, outside services, equipment and software, employee benefits, and occupancy expense.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 18: Nine Months Ended September 30 Noninterest Income

Noninterest Income	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Trust, Investment and Other Servicing Fees	$2,819.8	$2,524.3	$295.5	12%
Foreign Exchange Trading Income	229.1	147.1	82.0	56
Treasury Management Fees	40.0	42.8	(2.8)	(7)
Security Commissions and Trading Income	75.2	65.8	9.4	14
Other Operating Income	87.1	122.7	(35.6)	(29)
Investment Security Losses, net	(0.3)	(1.1)	0.8	(72)
Total Noninterest Income	$3,250.9	$2,901.6	$349.3	12%
As illustrated in the following table, trust, investment and other servicing fees from C&IS increased $186.4 million, or 13%, totaling $1.64 billion, compared to $1.45 billion a year ago.
Table 19: Nine Months Ended September 30 C&IS Trust, Investment and Other Servicing Fees

C&IS Trust, Investment and Other Servicing Fees	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Custody and Fund Administration	$1,125.3	$973.1	$152.2	16%
Investment Management	331.5	297.1	34.4	12
Securities Lending	80.3	71.2	9.1	13
Other	100.4	109.7	(9.3)	(8)
Total	$1,637.5	$1,451.1	$186.4	13%
Custody and fund administration fees, the largest component of C&IS fees, increased 16%, primarily driven by revenue associated with the UBS acquisition, new business, the favorable impact of movements in foreign exchange rates, and favorable markets. C&IS investment management fees increased 12%, primarily due to favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. Securities lending fees increased 13%, primarily driven by increased loan volumes, partially offset by lower spreads. Other fees in C&IS decreased 8%, primarily due to lower sub-advisor fees, partially offset by new business. The decrease associated with sub-advisor fees has an associated decrease in outside services expense.
As illustrated in the following table, trust, investment and other servicing fees from Wealth Management totaled $1.18 billion, up $109.1 million, or 10%, from $1.07 billion a year ago.
Table 20: Nine Months Ended September 30 Wealth Management Trust, Investment and Other Servicing Fees

	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Wealth Management Trust, Investment and Other Servicing Fees
Central	$456.8	$425.9	$30.9	7%
East	298.6	263.7	34.9	13
West	239.7	216.7	23.0	11
Global Family Office	187.2	166.9	20.3	12
Total	$1,182.3	$1,073.2	$109.1	10%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The increase in Wealth Management fees across the regions was primarily attributable to favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. The 12% increase in Global Family Office fees was primarily attributable to new business and favorable markets.
Foreign exchange trading income increased $82.0 million, or 56%, and totaled $229.1 million compared with $147.1 million in the prior-year period. The increase was primarily attributable to increased foreign exchange swap activity in Treasury, increased market volatility and higher spreads.
Security commissions and trading income increased $9.4 million, or 14%, and totaled $75.2 million compared with $65.8 million in the prior-year period. The increase was attributable to higher core brokerage and transition management revenue.
Other operating income decreased $35.6 million, or 29%, to $87.1 million compared with $122.7 million in the prior-year period. The decrease was due to expenses related to existing swap agreements related to Visa Inc. Class B common shares recorded in other income in the current period, $8.1 million of impairment recognized related to a community development equity investment previously held at cost, non-recurring net gains on hedging activity recognized in the prior-year period, and lower banking and credit-related service fees. The components of other operating income are provided below.
Table 21: Nine Months Ended September 30 Other Operating Income

Other Operating Income	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Loan Service Fees	$36.8	$38.4	$(1.6)	(4)%
Banking Service Fees	35.3	37.5	(2.2)	(6)
Other Income	15.0	46.8	(31.8)	(68)
Total Other Operating Income	$87.1	$122.7	$(35.6)	(29)%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 22: Nine Months Ended September 30 Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	Nine Months Ended September 30,
	2018			2017
($ In Millions)	Interest	Average Balance	Rate (5)	Interest	Average Balance	Rate (5)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits	$146.1	$24,619.3	0.79%	$108.4	$23,198.9	0.62%
Interest-Bearing Due from and Deposits with Banks (1)	53.8	6,290.3	1.14	45.0	7,163.0	0.84
Federal Funds Sold and Securities Purchased under Agreements to Resell	25.2	1,554.3	2.17	21.7	2,005.4	1.45
Securities
U.S. Government	78.5	5,726.7	1.83	67.1	6,542.2	1.37
Obligations of States and Political Subdivisions	9.8	731.6	1.76	10.0	920.8	1.45
Government Sponsored Agency	315.9	20,227.8	2.09	196.0	17,887.4	1.47
Other (2)	259.6	22,939.2	1.51	178.0	19,066.8	1.25
Total Securities	663.8	49,625.4	1.79	451.1	44,417.2	1.36
Loans and Leases (3)	812.2	32,165.0	3.38	684.9	33,676.2	2.72
Total Earning Assets	1,701.1	114,254.3	1.99	1,311.1	110,460.7	1.59
Allowance for Credit Losses Assigned to Loans and Leases	—	(128.3)	—	—	(159.4)	—
Cash and Due from Banks and Other Central Bank Deposits (4)	—	2,579.3	—	—	2,496.9	—
Buildings and Equipment	—	441.2	—	—	466.1	—
Client Security Settlement Receivables	—	973.9	—	—	858.9	—
Goodwill	—	633.3	—	—	521.7	—
Other Assets	—	4,743.0	—	—	4,051.1	—
Total Assets	$—	$123,496.7	—%	$—	$118,696.0	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$51.9	$15,418.9	0.45%	$15.2	$15,433.9	0.13%
Savings Certificates and Other Time	6.0	921.0	0.87	7.0	1,301.8	0.72
Non-U.S. Offices — Interest-Bearing	187.9	58,449.7	0.43	101.5	55,892.8	0.24
Total Interest-Bearing Deposits	245.8	74,789.6	0.44	123.7	72,628.5	0.23
Short-Term Borrowings	143.6	10,714.6	1.79	41.5	6,117.7	0.91
Senior Notes	38.1	1,605.5	3.18	35.0	1,496.9	3.14
Long-Term Debt	34.3	1,363.3	3.36	28.3	1,512.4	2.50
Floating Rate Capital Debt	5.5	277.5	2.64	3.6	277.4	1.71
Total Interest-Related Funds	467.3	88,750.5	0.70	232.1	82,032.9	0.38
Interest Rate Spread	—	—	1.29	—	—	1.21
Demand and Other Noninterest-Bearing Deposits	—	20,969.9	—	—	23,641.1	—
Other Liabilities	—	3,571.0	—	—	3,085.2	—
Stockholders’ Equity	—	10,205.3	—	—	9,936.8	—
Total Liabilities and Stockholders’ Equity	$—	$123,496.7	—%	$—	$118,696.0	—%
Net Interest Income/Margin (FTE Adjusted)	$1,233.8	$—	1.44%	$1,079.0	$—	1.31%
Net Interest Income/Margin (Unadjusted)	$1,205.5	$—	1.41%	$1,049.2	$—	1.27%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Nine Months Ended September 30, 2018/2017
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$58.6	$331.4	$390.0
Interest-Related Funds	42.9	192.3	235.2
Net Interest Income (FTE)	$15.7	$139.1	$154.8

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(2)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in other assets in the consolidated balance sheets as of September 30, 2018 and 2017.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.8% and 38.1% for the nine months ended September 30, 2018 and 2017, respectively. Total taxable equivalent interest adjustments amounted to $28.3 million and $29.8 million for the nine months ended September 30, 2018 and 2017, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income, stated on an FTE basis, totaled $1.23 billion, an increase of $154.8 million, or 14%, from $1.08 billion reported in the prior-year period. The increase is the result of higher net interest margin and an increase in earning assets. Average earning assets were $114.3 billion, up $3.8 billion, or 3%, from $110.5 billion in the prior-year period, primarily attributable to higher levels of securities, partially offset by a reduction in loans and leases. The net interest margin, on an FTE basis, increased to 1.44% from 1.31% in the prior-year period.
Provision for Credit Losses
The provision for credit losses was a provision credit of $10.5 million in the current-year period, compared to a provision credit of $15.0 million in the prior-year period. The credit provision in the current-year period was primarily driven by reductions in outstanding loans that resulted in a reduction in the inherent allowance ascribed to the residential real estate, commercial real estate, and commercial and institutional portfolios as well as the reduction in the specific reserve attributable to the residential real estate portfolio. Net charge-offs in the current-year period totaled $2.8 million resulting from $9.3 million of charge-offs and $6.5 million of recoveries, compared to net charge-offs of $3.6 million in the prior-year period resulting from $13.2 million of charge-offs and $9.6 million of recoveries. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 86% and 88% of total nonperforming loans and leases at September 30, 2018 and 2017, respectively. Loan balances within the residential real estate, commercial and institutional, and commercial real estate portfolios decreased in the current period, while loan balances in the private client portfolio increased slightly. For additional discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 23.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense

Noninterest expense totaled $3.00 billion for the current period, up $227.5 million, or 8%, compared to $2.77 billion in the prior-year period. The components of noninterest expense are provided below.
Table 23: Nine Months Ended September 30 Noninterest Expense

Noninterest Expense	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Compensation	$1,362.5	$1,276.6	$85.9	7%
Employee Benefits	266.0	228.2	37.8	17
Outside Services	543.9	492.8	51.1	10
Equipment and Software	429.9	391.5	38.4	10
Occupancy	151.3	139.0	12.3	9
Other Operating Expense	241.4	239.4	2.0	1
Total Noninterest Expense	$2,995.0	$2,767.5	$227.5	8%
Compensation expense, the largest component of noninterest expense, totaled $1.36 billion, up $85.9 million, or 7%, from $1.28 billion in the prior-year period, reflecting increases due to higher salary expense driven by base pay adjustments and the UBS acquisition and higher cash-based incentive accruals, partially offset by lower severance-related and restructuring charges of $9.9 million in the current period compared to $25.5 million in the prior-year period.
Employee benefits expense of $266.0 million was up $37.8 million, or 17%, from $228.2 million in the prior-year period, reflecting higher retirement plan expenses, medical expenses, and payroll taxes, partially offset by $3.1 million of severance-related and restructuring charges recorded in the prior-year period.
Outside services expense equaled $543.9 million, up $51.1 million, or 10%, from $492.8 million in the prior-year period, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard, increased costs associated with the UBS acquisition, higher sub-custodian expenses, higher technical services costs, and higher severance-related and restructuring charges of $8.0 million in the current period compared to $1.2 million in the prior-year period, partially offset by lower sub-advisor costs and consulting services. There is a corresponding increase to trust, investment and other servicing fees as a result of the adoption of the new revenue recognition accounting standard.
Equipment and software expense totaled $429.9 million, up $38.4 million, or 10%, from $391.5 million in the prior-year period, reflecting increased software amortization, costs associated with the UBS acquisition, and disposition charges.
Occupancy expense equaled $151.3 million, up $12.3 million, or 9%, from $139.0 million in the prior-year period, primarily reflecting accelerated depreciation expense related to a previously announced facility exit.
Other operating expense totaled $241.4 million, up $2.0 million, or 1%, from $239.4 million in the prior-year period, primarily reflecting higher costs associated with the UBS acquisition, partially offset by lower charges associated with account servicing activities and lower staff-related expenses. The components of other operating expense are provided below.
Table 24: Nine Months Ended September 30 Other Operating Expense

Other Operating Expense	Nine Months Ended September 30,
($ In Millions)	2018	2017	Change
Business Promotion	$76.2	$72.5	$3.7	5%
Staff Related	25.8	31.6	(5.8)	(18)
FDIC Insurance Premiums	24.6	26.1	(1.5)	(6)
Other Intangibles Amortization	13.2	7.0	6.2	87
Other Expenses	101.6	102.2	(0.6)	(1)
Total Other Operating Expense	$241.4	$239.4	$2.0	1%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Provision for Income Taxes

Income tax expense for the nine months ended September 30, 2018 was $325.4 million, representing an effective tax rate of 22.1%, compared to $355.9 million for the nine months ended September 30, 2017, representing an effective tax rate of 29.7%.
The decrease in the provision for income taxes compared to the prior-year period was primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the TCJA enacted in the fourth quarter of 2017 and a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses. Decreases to the provision for income taxes were partially offset by an increase in income before income taxes, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with non-U.S. branches and subsidiaries, Federal and State research tax credits of $17.6 million recognized in the prior-year period due to the completion of a study of the Corporation’s technology spend between 2013 and 2016, a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises compared to the prior-year period, and a $10.3 million net provision representing adjustments to the initial estimated impact of the TCJA recorded in the fourth quarter of 2017. The initial estimated impact of the TCJA may continue to be refined in future periods as further information becomes available.
CONSOLIDATED BALANCE SHEETS
Total assets were $132.4 billion and $138.6 billion at September 30, 2018 and December 31, 2017, respectively, and averaged $122.2 billion in the current quarter compared with $121.2 billion in the quarter ended September 30, 2017. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Loans and leases totaled $31.4 billion and $32.6 billion at September 30, 2018 and December 31, 2017, respectively, and averaged $31.8 billion in the current quarter, down 5% from $33.5 billion in the quarter ended September 30, 2017. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $51.7 billion and $47.4 billion at September 30, 2018 and December 31, 2017, respectively, and averaged $50.8 billion for the current quarter, up 14% from $44.7 billion in the quarter ended September 30, 2017. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits totaled $39.3 billion and $49.6 billion at September 30, 2018 and December 31, 2017, respectively, and averaged $30.1 billion in the current quarter, down 12% from $34.3 billion in the quarter ended September 30, 2017, primarily reflecting decreased Federal Reserve and other central bank deposits and lower interest-bearing due from and deposits with banks. Interest-bearing client deposits at September 30, 2018 and December 31, 2017, totaled $80.9 billion and $83.8 billion, respectively, and averaged $74.1 billion in the current quarter compared to $75.4 billion in the quarter ended September 30, 2017. Noninterest-bearing client deposits at September 30, 2018 and December 31, 2017 totaled $24.0 billion and $28.6 billion, respectively, and averaged $19.4 billion in the current quarter, down 11% from $21.7 billion in the quarter ended September 30, 2017.
Total stockholders’ equity was $10.4 billion at September 30, 2018 and $10.2 billion at December 31, 2017, and averaged $10.3 billion for the current quarter, up 2% from $10.0 billion for the quarter ended September 30, 2017. The increase in stockholders’ equity was primarily attributable to earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.
During the three and nine months ended September 30, 2018, the Corporation declared cash dividends totaling $123.4 million and $315.6 million to common stockholders, and cash dividends totaling $17.3 million and $40.5 million to preferred stockholders, respectively. During the three and nine months ended September 30, 2018, the Corporation repurchased 2,171,699 shares of common stock, including 54,672 shares withheld related to share-based compensation, at a total cost of $235.9 million ($108.62 average price per share) and 6,477,409 shares of common stock, including 439,781 shares withheld related to share-based compensation, at a total cost of $689.7 million ($106.48 average price per share), respectively.

CAPITAL RATIOS

The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at September 30, 2018, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 25: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	September 30, 2018		June 30, 2018		September 30, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.4%	12.9%	13.3%	12.4%	13.3%	12.3%
Tier 1	14.8%	14.2%	14.6%	13.6%	14.6%	13.4%
Total	16.7%	16.2%	16.5%	15.6%	16.4%	15.4%
Tier 1 Leverage	7.8%	7.8%	7.7%	7.7%	8.0%	8.0%
Supplementary Leverage	6.9%	N/A	6.8%	N/A	6.9%	N/A

Capital Ratios — The Northern Trust Company	September 30, 2018		June 30, 2018		September 30, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	14.1%	13.2%	13.8%	12.6%	13.5%	12.2%
Tier 1	14.1%	13.2%	13.8%	12.6%	13.5%	12.2%
Total	15.8%	14.9%	15.4%	14.3%	15.1%	13.9%
Tier 1 Leverage	7.2%	7.2%	7.1%	7.1%	7.2%	7.2%
Supplementary Leverage	6.4%	N/A	6.2%	N/A	6.2%	N/A
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities of $1.3 billion for the nine months ended September 30, 2018 was primarily attributable to period earnings and the impact of non-cash charges such as amortization of computer software, partially offset by higher net collateral deposited with derivative counterparties and an increase in receivables. For the nine months ended September 30, 2017, net cash provided by operating activities of $869.7 million was primarily attributable to period earnings, net collateral deposited with derivative counterparties, and the impact of non-cash charges such as amortization of computer software, partially offset by net changes in other operating activities primarily due to a decrease in accounts payable.
Net cash provided by investing activities of $5.3 billion for the nine months ended September 30, 2018 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, lower interest-bearing deposits with banks, and lower levels of loans and leases, partially offset by net purchases of debt securities available for sale and held to maturity and net change in other investing activities. For the nine months ended September 30, 2017, net cash used in investing activities of $6.0 billion was primarily attributable to increased levels of Federal Reserve and other central bank deposits and interest-bearing deposits with banks, offset by lower levels of loans and leases as well as net proceeds from sale, maturity and redemption of securities available for sale.
Net cash used in financing activities of $5.9 billion for the nine months ended September 30, 2018 was primarily attributable to decreased levels of total deposits, lower securities sold under agreements to repurchase, and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by higher short-term other borrowings and the proceeds from the issuance of senior notes. The decrease in total deposits was primarily attributable to lower levels of interest-bearing and non-interest bearing domestic and non-U.S. office client deposits. For the nine months ended September 30, 2017, net cash provided by financing activities of $4.8 billion was primarily attributable to increased levels of total deposits, federal funds purchased, short-term other borrowings, and the proceeds from the issuance of fixed-to-floating rate subordinated notes, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program, and cash dividends paid to common and preferred stockholders. The increase in total deposits was attributable to higher levels of interest-bearing and non-interest bearing non-U.S. office client deposits.

ASSET QUALITY
Securities Portfolio

Northern Trust maintains a high quality debt securities portfolio, with 80% of the combined available for sale, held to maturity, and trading account portfolios at September 30, 2018, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 8% was rated double-A, 2% was rated below double-A, and 10% was not rated by Moody’s Investors Service or Standard and Poor’s (primarily negotiable certificates of deposits of banks and non-U.S. sovereign securities whose long term ratings are at least A).
Net unrealized losses within the investment securities portfolio totaled $356.2 million at September 30, 2018, compared to net unrealized losses of $160.8 million as of December 31, 2017. Net unrealized losses as of September 30, 2018 were comprised of $74.3 million and $430.5 million of gross unrealized gains and losses, respectively. Unrealized losses as of September 30, 2018 of $199.6 million and $58.8 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since purchase. $57.1 million of unrealized losses in securities classified as “other” related to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligation under the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Also, $27.7 million of the unrealized losses related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase. As of September 30, 2018, 38% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the nine months ended September 30, 2018, charges of $0.3 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA-eligible securities. There were $0.1 million OTTI losses for the nine months ended September 30, 2017. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Table 26: Nonperforming Assets

($ In Millions)	September 30, 2018		June 30, 2018		September 30, 2017
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$9.3		$14.1		$8.8
Commercial Real Estate	6.6		6.7		8.3
Total Commercial	15.9		20.8		17.1
Personal
Residential Real Estate	$97.3		$107.6		$120.1
Private Client	0.4		—		0.1
Total Personal	97.7		107.6		120.2
Total Nonperforming Loans and Leases	113.6		128.4		137.3
Other Real Estate Owned	11.3		3.8		8.2
Total Nonperforming Assets	$124.9		$132.2		$145.5
90 Day Past Due Loans Still Accruing	$27.5		$5.2		$8.7
Nonperforming Loans and Leases to Total Loans and Leases	0.36%		0.40%		0.41%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.1	x	1.0	x	1.1	x
Nonperforming assets of $124.9 million as of September 30, 2018 primarily reflected decreases within the residential real estate portfolio as a result of payments and charge-offs, partially offset by new nonperforming assets. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
The provision credit for credit losses was a provision credit of $9.0 million in the current quarter, compared to a provision credit of $7.0 million in the prior-year quarter. Net recoveries were $0.3 million, resulting from $2.8 million of charge-offs and $3.1 million of recoveries, compared to $1.6 million of net recoveries in the prior-year quarter, resulting from $3.5 million of charge-offs and $5.1 million of recoveries. Residential real estate loans accounted for 86% and 88% of total nonperforming loans and leases at September 30, 2018 and 2017, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and nine months ended September 30, 2018 and 2017 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 27: Allocation of the Allowance for Credit Losses

	September 30, 2018		June 30, 2018		September 30, 2017
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$4.4	—%	$6.1	—%	$8.6	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	31.8	28	33.5	27	33.4	28
Commercial Real Estate	41.0	11	41.8	11	53.6	11
Lease Financing, net	0.2	1	0.2	—	0.3	1
Non-U.S.	—	4	—	6	—	5
Other	1.6	1	2.1	2	1.1	1
Total Commercial	74.6	45	77.6	46	88.4	46
Personal
Residential Real Estate	51.3	21	54.4	21	64.2	22
Private Client	8.7	34	9.5	33	9.9	32
Other	1.5	—	1.6	—	2.3	—
Total Personal	61.5	55	65.5	54	76.4	54
Total Allocated Inherent Allowance	$136.1	100%	$143.1	100%	$164.8	100%
Total Allowance for Credit Losses	$140.5		$149.2		$173.4
Allowance Assigned to
Loans and Leases	$119.6		$127.2		$150.3
Undrawn Commitments and Standby Letters of Credit	20.9		22.0		23.1
Total Allowance for Credit Losses	$140.5		$149.2		$173.4
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.38%		0.39%		0.45%

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
Table 28: Net Interest Income Sensitivity as of September 30, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(1)
200 Basis Points	(2)
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(51)
The NII sensitivity analysis does not incorporate any management actions that may be used to mitigate adverse effects of actual interest rate movement. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in

MARKET RISK MANAGEMENT (continued)

documents filed with or furnished to the U.S. Securities and Exchange Commission by the Corporation prior to its Annual Report on Form 10-K for the year ended December 31, 2017 due to changes to client deposit pricing assumptions and the implementation of interest rate risk model enhancements.
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
Table 29: Market Value of Equity Sensitivity as of September 30, 2018

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$76
200 Basis Points	(225)
Decrease in Interest Rates Below Market Implied Forward Rates
50 Basis Points	(243)
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
During the period ended September 30, 2018, Northern Trust did not exceed its NII sensitivity limits or its MVE sensitivity limits.
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
Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally weighted and exponentially weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look

MARKET RISK MANAGEMENT (continued)

back periods of one year and four years. Those alternative measures provide management an array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.
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
Table 30: Foreign Currency Value-At-Risk

	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
($ In Millions)	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
High	$0.2	$0.2	$0.2	$0.2	$0.1	$0.2
Low	0.1	0.1	—	—	—	—
Average	0.1	0.1	0.1	0.1	0.1	0.1
Quarter-End	0.1	0.1	0.1	0.1	0.1	0.1
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
Table 31: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	September 30, 2018			September 30, 2017
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$599.2	$10.3	$609.5	$453.8	$12.0	$465.8
Interest Expense	191.0	—	191.0	99.6	—	99.6
Net Interest Income	$408.2	$10.3	$418.5	$354.2	$12.0	$366.2
Net Interest Margin	1.44%		1.47%	1.25%		1.29%

Revenue	$1,474.3	$10.3	$1,484.6	$1,345.2	$12.0	$1,357.2

	Nine Months Ended
	September 30, 2018			September 30, 2017
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$1,672.8	$28.3	$1,701.1	$1,281.3	$29.8	$1,311.1
Interest Expense	467.3	—	467.3	232.1	—	232.1
Net Interest Income	$1,205.5	$28.3	$1,233.8	$1,049.2	$29.8	$1,079.0
Net Interest Margin	1.41%		1.44%	1.27%		1.31%

Revenue	$4,456.4	$28.3	$4,484.7	$3,950.8	$29.8	$3,980.6

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize on the balance sheet a liability to make future lease payments, known as the lease liability, and a right-of-use asset (ROU asset) representing its right to use the underlying asset over the lease term. Northern Trust has established a complete inventory of leases and is formalizing the future operating model for lease accounting and related internal controls. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with certain practical expedients available. Northern Trust expects to adopt ASU 2016-02 on January 1, 2019, the date of initial application, and in doing so does not expect to restate comparative periods for the effects of applying ASU 2016-02. Upon adoption, Northern Trust expects to elect the package of practical expedients available under ASU 2016-02, which allows Northern Trust to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. ASU 2016-02 is expected to have a significant impact on Northern Trust’s consolidated financial condition, with the most significant changes related to the recognition of ROU assets and lease liabilities for real estate operating leases. ASU 2016-02 is not expected to impact significantly Northern Trust’s consolidated results of operations.

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

Northern Trust has established a working group across various functions, an overall governance structure, and has finalized a detailed project plan for its implementation efforts. Further, Northern Trust assessed its current inventory of underlying credit models along with the suitability of these models for the overall expected loss impairment model under ASU 2016-13 and is in the process of completing its development activities for these models. In addition, Northern Trust assessed the new disclosure requirements and evaluated the availability of required new data elements. Northern Trust continues to evaluate specific application issues and the overall impact of the adoption of ASU 2016-13.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The adoption of ASU 2018-13 will not impact significantly Northern Trust’s consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14). The primary objective of ASU 2018-14 is to improve the effectiveness of disclosures in the notes to financial statements. As a result of this ASU, Northern Trust plans to remove, modify and add certain disclosures related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for interim and annual report reporting periods beginning after December 15, 2020, although early adoption is permitted. The adoption of ASU 2018-14 will not impact significantly Northern Trust’s consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-15 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and Due from Banks	$5,073.4	$4,518.1
Federal Reserve and Other Central Bank Deposits	32,831.8	40,479.1
Interest-Bearing Deposits with Banks	2,776.0	5,611.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,501.5	1,324.3
Debt Securities
Available for Sale	36,131.1	33,742.1
Held to Maturity (Fair value of $14,355.1 and $13,010.9)	14,445.4	13,049.0
Trading Account	1.1	0.5
Total Debt Securities	50,577.6	46,791.6
Loans and Leases
Commercial	13,874.1	14,558.0
Personal	17,479.9	18,034.2
Total Loans and Leases (Net of unearned income of $19.7 and $35.5)	31,354.0	32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(119.6)	(131.2)
Buildings and Equipment	417.2	464.6
Client Security Settlement Receivables	1,541.4	1,647.0
Goodwill	672.7	605.6
Other Assets	5,752.5	4,687.3
Total Assets	$132,378.5	$138,590.5
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$16,022.0	$18,712.2
Savings, Money Market and Other Interest-Bearing	15,739.7	16,975.3
Savings Certificates and Other Time	755.5	1,152.3
Non U.S. Offices — Noninterest-Bearing	8,000.6	9,878.8
— Interest-Bearing	64,373.5	65,672.2
Total Deposits	104,891.3	112,390.8
Federal Funds Purchased	2,563.9	2,286.1
Securities Sold Under Agreements to Repurchase	46.9	834.0
Other Borrowings	7,725.2	6,051.1
Senior Notes	1,996.2	1,497.3
Long-Term Debt	1,096.5	1,449.5
Floating Rate Capital Debt	277.6	277.5
Other Liabilities	3,416.4	3,588.0
Total Liabilities	122,014.0	128,374.3
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 221,395,358 and 226,126,674	408.6	408.6
Additional Paid-In Capital	1,055.3	1,047.2
Retained Earnings	10,496.3	9,685.1
Accumulated Other Comprehensive Loss	(526.9)	(414.3)
Treasury Stock (23,776,166 and 19,044,850 shares, at cost)	(1,950.8)	(1,392.4)
Total Stockholders’ Equity	10,364.5	10,216.2
Total Liabilities and Stockholders’ Equity	$132,378.5	$138,590.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions Except Share Information)	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$939.2	$867.9	$2,819.8	$2,524.3
Foreign Exchange Trading Income	71.7	49.1	229.1	147.1
Treasury Management Fees	12.5	13.2	40.0	42.8
Security Commissions and Trading Income	21.9	21.2	75.2	65.8
Other Operating Income	20.9	40.0	87.1	122.7
Investment Security Gains (Losses), net (Note)	(0.1)	(0.4)	(0.3)	(1.1)
Total Noninterest Income	1,066.1	991.0	3,250.9	2,901.6
Net Interest Income
Interest Income	599.2	453.8	1,672.8	1,281.3
Interest Expense	191.0	99.6	467.3	232.1
Net Interest Income	408.2	354.2	1,205.5	1,049.2
Provision for Credit Losses	(9.0)	(7.0)	(10.5)	(15.0)
Net Interest Income after Provision for Credit Losses	417.2	361.2	1,216.0	1,064.2
Noninterest Expense
Compensation	436.1	418.3	1,362.5	1,276.6
Employee Benefits	85.5	74.8	266.0	228.2
Outside Services	186.9	172.7	543.9	492.8
Equipment and Software	145.7	130.5	429.9	391.5
Occupancy	51.0	47.3	151.3	139.0
Other Operating Expense	97.1	92.0	241.4	239.4
Total Noninterest Expense	1,002.3	935.6	2,995.0	2,767.5
Income before Income Taxes	481.0	416.6	1,471.9	1,198.3
Provision for Income Taxes	106.5	118.2	325.4	355.9
Net Income	$374.5	$298.4	$1,146.5	$842.4
Preferred Stock Dividends	17.3	17.3	40.5	43.9
Net Income Applicable to Common Stock	$357.2	$281.1	$1,106.0	$798.5
Per Common Share
Net Income — Basic	$1.59	$1.21	$4.87	$3.43
— Diluted	1.58	1.20	4.84	3.41
Average Number of Common Shares Outstanding — Basic	222,442,797	228,010,866	224,098,656	228,751,804
— Diluted	223,860,014	229,313,645	225,494,635	230,189,289

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.1)	$—	$(0.3)	$(0.1)
Other Security Gains (Losses), net	—	(0.4)	—	(1.0)
Investment Security Gains (Losses), net	$(0.1)	$(0.4)	$(0.3)	$(1.1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Net Income	$374.5	$298.4	$1,146.5	$842.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(32.1)	(2.2)	(107.0)	18.7
Net Unrealized (Losses) Gains on Cash Flow Hedges	(4.2)	(1.9)	(11.4)	(4.9)
Foreign Currency Translation Adjustments	10.6	3.6	11.1	10.5
Pension and Other Postretirement Benefit Adjustments	6.9	4.3	20.0	10.6
Other Comprehensive Income	(18.8)	3.8	(87.3)	34.9
Comprehensive Income	$355.7	$302.2	$1,059.2	$877.3
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30,
(In Millions)	2018	2017
Preferred Stock
Series C, Balance at January 1 and September 30	$388.5	$388.5
Series D, Balance at January 1 and September 30	493.5	493.5
Balance at January 1 and September 30	882.0	882.0
Common Stock
Balance at January 1 and September 30	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,047.3	1,035.8
Treasury Stock Transactions — Stock Options and Awards	(101.4)	(104.8)
Stock Options and Awards — Amortization	109.4	106.5
Balance at September 30	1,055.3	1,037.5
Retained Earnings
Balance at January 1	9,685.1	8,908.4
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	25.3	—
Change in Accounting Principle	(4.5)	—
Net Income	1,146.5	842.4
Dividends Declared — Common Stock	(315.6)	(275.7)
Dividends Declared — Preferred Stock	(40.5)	(43.9)
Balance at September 30	10,496.3	9,431.2
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(414.3)	(370.0)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(25.3)	—
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(107.0)	18.7
Net Unrealized Losses on Cash Flow Hedges	(11.4)	(4.9)
Foreign Currency Translation Adjustments	11.1	10.5
Pension and Other Postretirement Benefit Adjustments	20.0	10.6
Balance at September 30	(526.9)	(335.1)
Treasury Stock
Balance at January 1	(1,392.4)	(1,094.4)
Stock Options and Awards	131.3	187.9
Stock Purchased	(689.7)	(352.5)
Balance at September 30	(1,950.8)	(1,259.0)
Total Stockholders’ Equity at September 30	$10,364.5	$10,165.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30,
(In Millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$1,146.5	$842.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses, net	0.3	1.1
Amortization and Accretion of Securities and Unearned Income, net	79.8	88.6
Provision for Credit Losses	(10.5)	(15.0)
Depreciation on Buildings and Equipment	81.9	73.8
Amortization of Computer Software	251.8	230.4
Amortization of Intangibles	13.2	7.0
Pension Plan Contributions	(71.9)	(11.5)
Change in Receivables	(241.0)	(135.1)
Change in Interest Payable	26.1	16.5
Change in Collateral With Derivative Counterparties, net	(262.0)	534.8
Other Operating Activities, net	294.2	(763.3)
Net Cash Provided by Operating Activities	1,308.4	869.7
Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(211.9)	336.3
Change in Interest-Bearing Deposits with Banks	2,648.9	(535.6)
Net Change in Federal Reserve and Other Central Bank Deposits	7,234.1	(6,472.3)
Purchases of Debt Securities — Held to Maturity	(15,907.1)	(7,346.3)
Proceeds from Maturity and Redemption of Debt Securities — Held to Maturity	14,334.1	7,180.1
Purchases of Debt Securities — Available for Sale	(9,128.6)	(6,937.6)
Proceeds from Sale, Maturity and Redemption of Debt Securities — Available for Sale	6,160.7	7,607.7
Change in Loans and Leases	1,210.8	710.7
Purchases of Buildings and Equipment	(39.0)	(63.7)
Purchases and Development of Computer Software	(289.1)	(288.2)
Change in Client Security Settlement Receivables	56.5	(220.4)
Acquisition of a Business, Net of Cash Received	(70.0)	—
Other Investing Activities, net	(651.2)	63.6
Net Cash Provided by (Used in) Investing Activities	5,348.2	(5,965.7)
Cash Flows from Financing Activities:
Change in Deposits	(6,296.5)	2,082.4
Change in Federal Funds Purchased	277.9	1,937.3
Change in Securities Sold under Agreements to Repurchase	(786.6)	50.4
Change in Short-Term Other Borrowings	1,689.1	966.4
Proceeds from Senior Notes and Long-Term Debt	497.9	350.0
Repayments of Senior Notes and Long-Term Debt	(305.4)	(7.0)
Treasury Stock Purchased	(689.7)	(352.5)
Net Proceeds from Stock Options	29.9	83.1
Cash Dividends Paid on Common Stock	(283.6)	(261.2)
Cash Dividends Paid on Preferred Stock	(29.1)	(32.4)
Other Financing Activities, net	0.1	0.1
Net Cash (Used in) Provided by Financing Activities	(5,896.0)	4,816.6
Effect of Foreign Currency Exchange Rates on Cash	(205.3)	210.3
Change in Cash and Due from Banks	555.3	(69.1)
Cash and Due from Banks at Beginning of Year	4,518.1	5,332.0
Cash and Due from Banks at End of Period	$5,073.4	$5,262.9
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$441.4	$215.2
Income Taxes Paid	352.2	348.9
Transfers from Loans to OREO	11.3	7.2
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2018 and 2017, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the nine months ended September 30, 2018 or the year ended December 31, 2017.
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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2018, Northern Trust’s available for sale debt securities portfolio included 1,483 Level 2 debt securities with an aggregate market value of $30.5 billion. All 1,483 debt securities were valued by external pricing vendors. As of December 31, 2017, Northern Trust’s available for sale debt securities portfolio included 1,436 Level 2 debt securities with an aggregate market value of $28.0 billion. All 1,436 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $1.1 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively, were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 assets and liabilities as of September 30, 2018 and December 31, 2017, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such assets and liabilities as of such dates.
Table 32: Level 3 Significant Unobservable Inputs

	September 30, 2018
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$2.9	million	Comparables	Price	$93		—	100
Swaps Related to Sale of Certain Visa Class B Common Shares	$36.6	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.62	x	—	1.64x
				Expected Duration	1.5		—	4.0 years

	December 31, 2017
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Auction Rate Securities	$4.3	million	Comparables	Price	$92		—	100
Swap Related to Sale of Certain Visa Class B Common Shares	$29.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.63	x	—	1.65x
				Expected Duration	1.5		—	4.0 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by fair value hierarchy level.
Table 33: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
September 30, 2018
Debt Securities
Available for Sale
U.S. Government	$5,624.8	$—	$—	$—	$5,624.8
Obligations of States and Political Subdivisions	—	712.3	—	—	712.3
Government Sponsored Agency	—	21,583.7	—	—	21,583.7
Non-U.S. Government	—	141.4	—	—	141.4
Corporate Debt	—	2,271.2	—	—	2,271.2
Covered Bonds	—	824.9	—	—	824.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,921.7	—	—	1,921.7
Other Asset-Backed	—	2,586.8	—	—	2,586.8
Auction Rate	—	—	2.9	—	2.9
Commercial Mortgage-Backed	—	443.3	—	—	443.3
Other	—	18.1	—	—	18.1
Total Available for Sale	5,624.8	30,503.4	2.9	—	36,131.1
Trading Account	—	1.1	—	—	1.1
Total Available for Sale and Trading Debt Securities	5,624.8	30,504.5	2.9	—	36,132.2
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,503.0	—	—	2,503.0
Interest Rate Contracts	—	106.5	—	—	106.5
Total Derivative Assets	—	2,609.5	—	(1,622.8)	986.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,179.9	—	—	2,179.9
Interest Rate Contracts	—	130.9	—	—	130.9
Other Financial Derivatives (1)	—	0.5	36.6	—	37.1
Total Derivative Liabilities	$—	$2,311.3	$36.6	$(1,631.5)	$716.4
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2018, derivative assets and liabilities shown above also include reductions of $390.6 million and $399.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

(1)	This line consists of a total return swap contract and swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2017
Debt Securities
Available for Sale
U.S. Government	$5,700.3	$—	$—	$—	$5,700.3
Obligations of States and Political Subdivisions	—	746.4	—	—	746.4
Government Sponsored Agency	—	18,676.6	—	—	18,676.6
Non-U.S. Government	—	177.2	—	—	177.2
Corporate Debt	—	2,993.0	—	—	2,993.0
Covered Bonds	—	875.6	—	—	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,820.0	—	—	1,820.0
Other Asset-Backed	—	2,291.3	—	—	2,291.3
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage-Backed	—	435.1	—	—	435.1
Other	—	22.3	—	—	22.3
Total Available for Sale	5,700.3	28,037.5	4.3	—	33,742.1
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	5,700.3	28,038.0	4.3	—	33,742.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,557.1	—	—	2,557.1
Interest Rate Contracts	—	97.0	—	—	97.0
Total Derivative Assets	—	2,654.1	—	(1,860.0)	794.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,715.1	—	—	2,715.1
Interest Rate Contracts	—	83.5	—	—	83.5
Other Financial Derivatives (1)	—	0.7	29.7	—	30.4
Total Derivative Liabilities	$—	$2,799.3	$29.7	$(1,621.4)	$1,207.6
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

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and a total return swap contract.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2018 and 2017.
Table 34: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended September 30,	2018	2017
Fair Value at July 1	$2.8	$4.1
Total Gains (Losses):
Included in Other Comprehensive Income (1)	0.1	—
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	—	—
Fair Value at September 30	$2.9	$4.1

Nine Months Ended September 30,	2018	2017
Fair Value at January 1	$4.3	$4.7
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	0.1	—
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	(1.5)	(0.6)
Fair Value at September 30	$2.9	$4.1

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on debt securities available for sale in the consolidated statements of comprehensive income.
Table 35: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended September 30,	2018	2017
Fair Value at July 1	$36.1	$25.9
Total (Gains) Losses:
Included in Earnings (1)	8.8	4.0
Purchases, Issues, Sales, and Settlements
Settlements	(8.3)	(2.2)
Fair Value at September 30	$36.6	$27.7

Nine Months Ended September 30,	2018	2017
Fair Value at January 1	$29.7	$25.2
Total (Gains) Losses:
Included in Earnings (1)	20.4	8.4
Purchases, Issues, Sales, and Settlements
Settlements	(13.5)	(5.9)
Fair Value at September 30	$36.6	$27.7

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)

During the nine months ended September 30, 2018 and 2017, there were no transfers into or out of Level 3 assets or liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at September 30, 2018 and 2017, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $7.7 million and $0.1 million, respectively, at September 30, 2018, and $12.6 million and $1.4 million, respectively, at September 30, 2017. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
Table 36: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	September 30, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$7.7 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.1 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

	December 31, 2017
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$12.2 million	Market Approach	Discount to reflect realizable value	15.0%	-	25.0%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15.0%	-	20.0%

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the fair values of all financial instruments.
Table 37: Fair Value of Financial Instruments

(In Millions)	September 30, 2018
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$5,073.4	$5,073.4	$5,073.4	$—	$—
Federal Reserve and Other Central Bank Deposits	32,831.8	32,831.8	—	32,831.8	—
Interest-Bearing Deposits with Banks	2,776.0	2,776.0	—	2,776.0	—
Federal Funds Sold and Resell Agreements	1,501.5	1,501.5	—	1,501.5	—
Debt Securities
Available for Sale (Note)	36,131.1	36,131.1	5,624.8	30,503.4	2.9
Held to Maturity	14,445.4	14,355.1	83.7	14,271.4	—
Trading Account	1.1	1.1	—	1.1	—
Loans (excluding Leases)
Held for Investment	31,079.8	31,036.9	—	—	31,036.9
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,541.4	1,541.4	—	1,541.4	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	300.3	300.3	—	300.3	—
Community Development Investments	541.1	541.1	—	541.1	—
Employee Benefit and Deferred Compensation	206.3	202.2	129.8	72.4	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$39,762.3	$39,762.3	$39,762.3	$—	$—
Savings Certificates and Other Time	755.5	759.3	—	759.3	—
Non U.S. Offices Interest-Bearing	64,373.5	64,373.5	—	64,373.5	—
Federal Funds Purchased	2,563.9	2,563.9	—	2,563.9	—
Securities Sold under Agreements to Repurchase	46.9	46.9	—	46.9	—
Other Borrowings	7,725.2	7,726.1	—	7,726.1	—
Senior Notes	1,996.2	1,981.7	—	1,981.7	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,087.6	1,086.0	—	1,086.0	—
Floating Rate Capital Debt	277.6	260.4	—	260.4	—
Other Liabilities
Standby Letters of Credit	24.2	24.2	—	—	24.2
Loan Commitments	146.8	146.8	—	—	146.8
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$311.2	$311.2	$—	$311.2	$—
Liabilities	18.0	18.0	—	18.0	—
Interest Rate Contracts
Assets	33.4	33.4	—	33.4	—
Liabilities	28.4	28.4	—	28.4	—
Other Financial Derivatives
Liabilities (1)	37.1	37.1	—	0.5	36.6
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,191.8	2,191.8	—	2,191.8	—
Liabilities	2,161.9	2,161.9	—	2,161.9	—
Interest Rate Contracts
Assets	73.1	73.1	—	73.1	—
Liabilities	102.5	102.5	—	102.5	—
Note: Refer to the table located on page 40 for the disaggregation of available for sale debt securities.

(1)	This line consists of a total return swap contract and swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2017
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,518.1	$4,518.1	$4,518.1	$—	$—
Federal Reserve and Other Central Bank Deposits	40,479.1	40,479.1	—	40,479.1	—
Interest-Bearing Deposits with Banks	5,611.9	5,611.9	—	5,611.9	—
Federal Funds Sold and Resell Agreements	1,324.3	1,324.3	—	1,324.3	—
Debt Securities
Available for Sale (Note)	33,742.1	33,742.1	5,700.3	28,037.5	4.3
Held to Maturity	13,049.0	13,010.9	35.0	12,975.9	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	32,211.1	32,375.8	—	—	32,375.8
Held for Sale	20.9	20.9	—	—	20.9
Client Security Settlement Receivables	1,647.0	1,647.0	—	1,647.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	223.1	223.1	—	223.1	—
Community Development Investments	415.3	415.3	—	415.3	—
Employee Benefit and Deferred Compensation	183.4	181.5	115.5	66.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$45,566.3	$45,566.3	$45,566.3	$—	$—
Savings Certificates and Other Time	1,152.3	1,153.6	—	1,153.6	—
Non U.S. Offices Interest-Bearing	65,672.2	65,672.2	—	65,672.2	—
Federal Funds Purchased	2,286.1	2,286.1	—	2,286.1	—
Securities Sold under Agreements to Repurchase	834.0	834.0	—	834.0	—
Other Borrowings	6,051.1	6,052.9	—	6,052.9	—
Senior Notes	1,497.3	1,528.4	—	1,528.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,435.1	1,449.8	—	1,449.8	—
Floating Rate Capital Debt	277.5	260.0	—	260.0	—
Other Liabilities
Standby Letters of Credit	30.3	30.3	—	—	30.3
Loan Commitments	33.1	33.1	—	—	33.1
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.1	$30.1	$—	$30.1	$—
Liabilities	192.6	192.6	—	192.6	—
Interest Rate Contracts
Assets	31.9	31.9	—	31.9	—
Liabilities	19.4	19.4	—	19.4	—
Other Financial Derivatives
Liabilities (1)	30.4	30.4	—	0.7	29.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,527.0	2,527.0	—	2,527.0	—
Liabilities	2,522.5	2,522.5	—	2,522.5	—
Interest Rate Contracts
Assets	65.1	65.1	—	65.1	—
Liabilities	64.1	64.1	—	64.1	—
Note: Refer to the table located on page 41 for the disaggregation of available for sale debt securities.

(1)	This line consists of swaps related to the sale of certain Visa Class B common shares and a total return swap contract.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of debt securities at September 30, 2018 and December 31, 2017.
Table 38: Reconciliation of Amortized Cost to Fair Value of Debt Securities Available for Sale

Debt Securities Available for Sale	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,662.0	$21.6	$58.8	$5,624.8
Obligations of States and Political Subdivisions	718.9	—	6.6	712.3
Government Sponsored Agency	21,753.4	29.9	199.6	21,583.7
Non-U.S. Government	143.2	—	1.8	141.4
Corporate Debt	2,295.5	2.7	27.0	2,271.2
Covered Bonds	830.9	0.8	6.8	824.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,920.7	6.0	5.0	1,921.7
Other Asset-Backed	2,601.8	0.9	15.9	2,586.8
Auction Rate	2.9	—	—	2.9
Commercial Mortgage-Backed	449.6	—	6.3	443.3
Other	18.1	—	—	18.1
Total	$36,397.0	$61.9	$327.8	36,131.1

Debt Securities Available for Sale	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,714.4	$18.0	$32.1	$5,700.3
Obligations of States and Political Subdivisions	749.9	—	3.5	746.4
Government Sponsored Agency	18,745.3	39.9	108.6	18,676.6
Non-U.S. Government	179.1	—	1.9	177.2
Corporate Debt	3,013.7	2.2	22.9	2,993.0
Covered Bonds	879.0	1.0	4.4	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,819.8	4.0	3.8	1,820.0
Other Asset-Backed	2,297.7	1.5	7.9	2,291.3
Auction Rate	4.4	—	0.1	4.3
Commercial Mortgage-Backed	439.2	—	4.1	435.1
Other	22.3	—	—	22.3
Total	$33,864.8	$66.6	$189.3	$33,742.1

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 39: Reconciliation of Amortized Cost to Fair Value of Debt Securities Held to Maturity

Debt Securities Held to Maturity	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$83.7	$—	$—	$83.7
Obligations of States and Political Subdivisions	33.0	0.7	—	33.7
Government Sponsored Agency	5.0	0.2	—	5.2
Corporate Debt	517.6	0.7	0.7	517.6
Covered Bonds	3,110.3	7.7	11.5	3,106.5
Non-U.S. Government	5,961.5	0.8	12.5	5,949.8
Certificates of Deposit	60.1	—	—	60.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,262.3	2.1	19.7	3,244.7
Other Asset-Backed	1,199.5	0.2	1.2	1,198.5
Other	212.4	—	57.1	155.3
Total	$14,445.4	$12.4	$102.7	$14,355.1

Debt Securities Held to Maturity	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$35.0	$—	$—	$35.0
Obligations of States and Political Subdivisions	34.6	1.4	0.1	35.9
Government Sponsored Agency	5.8	0.4	—	6.2
Corporate Debt	431.5	1.0	0.4	432.1
Covered Bonds	2,821.5	11.9	3.7	2,829.7
Non-U.S. Government	5,536.2	1.3	6.0	5,531.5
Certificates of Deposit	43.8	—	0.1	43.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,788.9	5.4	4.1	2,790.2
Other Asset-Backed	1,175.8	0.6	0.5	1,175.9
Other	175.9	—	45.2	130.7
Total	$13,049.0	$22.0	$60.1	$13,010.9
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and nine months ended September 30, 2018, approximately $287.9 million of securities reflected in Non-U.S. Agency bonds and Corporate Debt were transferred from available for sale to held to maturity. During the three and nine months ended September 30, 2017, approximately $1.0 billion of securities reflected in Other Asset-Backed; Covered Bonds; Sub-Sovereign, Supranational and Non-U.S. Agency Bonds; and Corporate Debt were transferred from available for sale to held to maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of debt securities as of September 30, 2018.
Table 40: Remaining Maturity of Debt Securities Available for Sale and Held to Maturity

	September 30, 2018
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,595.3	$8,536.1
Due After One Year Through Five Years	20,929.2	20,782.0
Due After Five Years Through Ten Years	5,626.7	5,581.0
Due After Ten Years	1,245.8	1,232.0
Total	36,397.0	36,131.1
Held to Maturity
Due in One Year or Less	6,324.1	6,324.2
Due After One Year Through Five Years	7,519.4	7,476.9
Due After Five Years Through Ten Years	520.2	509.9
Due After Ten Years	81.7	44.1
Total	$14,445.4	$14,355.1
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. Net investment security losses of $0.1 million were recognized in the three months ended September 30, 2018, which related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security losses of $0.4 million were recognized in the three months ended September 30, 2017. There were no sales of securities during the three months ended September 30, 2018. Gross proceeds from the sale of securities during the three months ended September 30, 2017 were $398.8 million.
Net investment security losses of $0.3 million were recognized in the nine months ended September 30, 2018, all of which related to the OTTI of certain CRA-eligible held to maturity securities. Net investment security losses of $1.1 million were recognized in the nine months ended September 30, 2017, which include $0.1 million of charges related to the OTTI of certain CRA-eligible held to maturity securities. For the nine months ended September 30, 2018, gross proceeds of $178.6 million were received from the sale of securities, resulting in gross realized gains and losses of $1.5 million each. For the nine months ended September 30, 2017, proceeds of $1.9 billion were received from the sale of securities, resulting in gross realized gains and losses of $0.2 million and $1.3 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Securities with Unrealized Losses. The following tables provide information regarding debt securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2018 and December 31, 2017.
Table 41: Debt Securities with Unrealized Losses

Debt Securities with Unrealized Losses as of September 30, 2018	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$1,459.1	$22.2	$2,167.6	$36.6	$3,626.7	$58.8
Obligations of States and Political Subdivisions	471.5	5.0	241.0	1.6	712.5	6.6
Government Sponsored Agency	9,305.8	64.7	5,996.1	134.9	15,301.9	199.6
Non-U.S. Government	4,085.9	0.3	1,298.3	14.0	5,384.2	14.3
Corporate Debt	716.8	4.0	989.4	23.7	1,706.2	27.7
Covered Bonds	1,193.4	9.0	457.7	9.3	1,651.1	18.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,617.9	11.1	1,244.4	13.6	2,862.3	24.7
Other Asset-Backed	1,787.6	8.1	606.3	9.0	2,393.9	17.1
Commercial Mortgage-Backed	78.3	1.0	326.3	5.3	404.6	6.3
Other	49.8	19.7	105.6	37.4	155.4	57.1
Total	$20,766.1	$145.1	$13,432.7	$285.4	$34,198.8	$430.5

Debt Securities with Unrealized Losses as of December 31, 2017	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$3,595.0	$32.1	$—	$—	$3,595.0	$32.1
Obligations of States and Political Subdivisions	687.8	3.3	52.0	0.3	739.8	3.6
Government Sponsored Agency	6,495.6	81.3	2,998.9	27.3	9,494.5	108.6
Non-U.S. Government	5,181.8	7.9	—	—	5,181.8	7.9
Corporate Debt	1,547.3	9.3	922.3	14.0	2,469.6	23.3
Covered Bonds	967.5	7.2	89.1	0.9	1,056.6	8.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,692.4	7.5	235.8	0.4	1,928.2	7.9
Other Asset-Backed	2,453.7	8.3	29.9	0.1	2,483.6	8.4
Certificates of Deposit	43.7	0.1	—	—	43.7	0.1
Auction Rate	—	—	3.1	0.1	3.1	0.1
Commercial Mortgage-Backed	233.5	2.6	201.6	1.5	435.1	4.1
Other	82.9	27.3	48.1	17.9	131.0	45.2
Total	$22,981.2	$186.9	$4,580.8	$62.5	$27,562.0	$249.4
As of September 30, 2018, 1,432 debt securities with a combined fair value of $34.2 billion were in an unrealized loss position, with their unrealized losses totaling $430.5 million. Unrealized losses of $199.6 million and $58.8 million related to government sponsored agency and U.S. Government securities, respectively, are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $27.7 million within corporate debt securities primarily reflect higher market rates since purchase; 38% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $57.1 million of unrealized losses in debt securities classified as “other” at September 30, 2018 related to debt securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2018 were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of September 30, 2018, Northern Trust did not intend to sell any

Notes to Consolidated Financial Statements (unaudited) (continued)

investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
OTTI losses of $0.1 million were recognized during the three months ended September 30, 2018 related to CRA-eligible mortgage-backed securities. There were no OTTI losses recognized during the three months ended September 30, 2017. There were $0.3 million and $0.1 million of OTTI losses recognized in the nine months ended September 30, 2018 and 2017, respectively, related to CRA-eligible mortgage-backed securities.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 42: Cumulative Credit-Related Losses on Debt Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Cumulative Credit-Related Losses on Debt Securities Held — Beginning of Period	$3.8	$3.5	$3.6	$3.4
Plus: Losses on Newly Identified Impairments	—	—	0.2	—
Additional Losses on Previously Identified Impairments	0.1	—	0.1	0.1
Less: Current and Prior Period Losses on Debt Securities Sold During the Period	—	—	—	—
Cumulative Credit-Related Losses on Debt Securities Held — End of Period	$3.9	$3.5	$3.9	$3.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2018.
Table 43: Repurchase Agreements Accounted for as Secured Borrowings

September 30, 2018
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$46.9
Total Borrowings	46.9
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 22	46.9
Amounts related to agreements not included in Note 22	—
Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 44: Loans and Leases

(In Millions)	September 30, 2018	December 31, 2017
Commercial
Commercial and Institutional	$8,695.5	$9,042.2
Commercial Real Estate	3,288.5	3,482.7
Non-U.S.	1,376.0	1,538.5
Lease Financing, net	154.8	229.2
Other	359.3	265.4
Total Commercial	13,874.1	14,558.0
Personal
Private Client	10,764.3	10,753.1
Residential Real Estate	6,680.9	7,247.6
Other	34.7	33.5
Total Personal	17,479.9	18,034.2
Total Loans and Leases	$31,354.0	$32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(119.6)	(131.2)
Net Loans and Leases	$31,234.4	$32,461.0
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2018 and December 31, 2017, equity credit lines totaled $698.3 million and $908.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 95% and 93% of the total equity credit lines as of September 30, 2018 and December 31, 2017, respectively.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.0 billion at September 30, 2018, and $906.4 million at December 31, 2017. Demand deposit overdrafts reclassified as loan balances totaled $84.5 million and $127.6 million at September 30, 2018 and December 31, 2017, respectively. There were no loans classified as held for sale as of September 30, 2018, compared to $20.9 million as of December 31, 2017. Leases classified as held for sale totaled $25.6 million as of September 30, 2018 and $33.1 million as of December 31, 2017, respectively, related to the decision to exit a non-strategic loan and lease portfolio.

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
Loan and lease segment and class balances as of September 30, 2018 and December 31, 2017 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 45: Borrower Ratings

	September 30, 2018				December 31, 2017
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$5,389.2	$3,220.8	$85.5	$8,695.5	$5,832.9	$3,133.4	$75.9	$9,042.2
Commercial Real Estate	1,275.9	1,984.9	27.7	3,288.5	1,280.7	2,187.5	14.5	3,482.7
Non-U.S.	591.8	781.1	3.1	1,376.0	606.6	930.5	1.4	1,538.5
Lease Financing, net	116.4	38.4	—	154.8	191.4	37.8	—	229.2
Other	175.4	183.9	—	359.3	155.5	109.9	—	265.4
Total Commercial	7,548.7	6,209.1	116.3	13,874.1	8,067.1	6,399.1	91.8	14,558.0
Personal
Private Client	6,738.4	4,013.7	12.2	10,764.3	6,716.0	4,027.8	9.3	10,753.1
Residential Real Estate	2,839.4	3,564.1	277.4	6,680.9	2,960.5	3,978.8	308.3	7,247.6
Other	17.0	17.7	—	34.7	19.6	13.9	—	33.5
Total Personal	9,594.8	7,595.5	289.6	17,479.9	9,696.1	8,020.5	317.6	18,034.2
Total Loans and Leases	$17,143.5	$13,804.6	$405.9	$31,354.0	$17,763.2	$14,419.6	$409.4	$32,592.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of September 30, 2018 and December 31, 2017.
Table 46: Delinquency Status

September 30, 2018
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,658.6	$24.1	$3.4	$0.1	$8,686.2	$9.3	$8,695.5
Commercial Real Estate	3,272.4	3.8	5.7	—	3,281.9	6.6	3,288.5
Non-U.S.	1,376.0	—	—	—	1,376.0	—	1,376.0
Lease Financing, net	154.8	—	—	—	154.8	—	154.8
Other	359.3	—	—	—	359.3	—	359.3
Total Commercial	13,821.1	27.9	9.1	0.1	13,858.2	15.9	13,874.1
Personal
Private Client	10,669.4	56.8	10.9	26.8	10,763.9	0.4	10,764.3
Residential Real Estate	6,566.2	4.2	12.6	0.6	6,583.6	97.3	6,680.9
Other	34.7	—	—	—	34.7	—	34.7
Total Personal	17,270.3	61.0	23.5	27.4	17,382.2	97.7	17,479.9
Total Loans and Leases	$31,091.4	$88.9	$32.6	$27.5	$31,240.4	$113.6	$31,354.0
	Other Real Estate Owned					$11.3
	Total Nonperforming Assets					$124.9

December 31, 2017
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,999.4	$13.3	$3.1	$0.4	$9,016.2	$26.0	$9,042.2
Commercial Real Estate	3,455.3	14.1	4.1	0.9	3,474.4	8.3	3,482.7
Non-U.S.	1,538.3	0.2	—	—	1,538.5	—	1,538.5
Lease Financing, net	229.2	—	—	—	229.2	—	229.2
Other	265.4	—	—	—	265.4	—	265.4
Total Commercial	14,487.6	27.6	7.2	1.3	14,523.7	34.3	14,558.0
Personal
Private Client	10,687.5	55.3	9.7	0.6	10,753.1	—	10,753.1
Residential Real Estate	7,059.4	53.8	11.9	6.1	7,131.2	116.4	7,247.6
Other	33.5	—	—	—	33.5	—	33.5
Total Personal	17,780.4	109.1	21.6	6.7	17,917.8	116.4	18,034.2
Total Loans and Leases	$32,268.0	$136.7	$28.8	$8.0	$32,441.5	$150.7	$32,592.2
	Other Real Estate Owned					$4.6
	Total Nonperforming Assets					$155.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information related to impaired loans by segment and class.
Table 47: Impaired Loans as of the Period End

	As of September 30, 2018			As of December 31, 2017
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$0.2	$0.6	$—	$24.9	$30.3	$—
Commercial Real Estate	7.0	8.9	—	5.7	7.6	—
Private Client	0.4	0.4	—	0.7	0.7	—
Residential Real Estate	96.5	129.0	—	90.9	124.9	—
With a Related Specific Allowance
Commercial and Institutional	9.1	9.5	3.0	0.5	5.4	0.5
Commercial Real Estate	2.6	2.8	1.2	2.8	2.8	0.6
Residential Real Estate	0.4	0.4	0.2	14.3	14.9	4.3
Total
Commercial	18.9	21.8	4.2	33.9	46.1	1.1
Personal	97.3	129.8	0.2	105.9	140.5	4.3
Total	$116.2	$151.6	$4.4	$139.8	$186.6	$5.4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$3.0	$3.2	$5.1	$—	$8.7	$3.2	$7.9	$—
Commercial Real Estate	6.0	0.1	7.1	—	6.4	0.2	10.2	0.1
Private Client	0.5	—	0.1	—	0.5	—	0.1	—
Residential Real Estate	96.2	1.5	92.7	0.2	96.6	2.4	109.2	1.1
With a Related Specific Allowance
Commercial and Institutional	9.6	—	5.8	—	4.4	—	7.9	—
Commercial Real Estate	2.6	—	2.8	—	2.0	—	2.5	—
Residential Real Estate	4.6	—	16.7	—	9.7	—	17.9	—
Total
Commercial	21.2	3.3	20.8	—	21.5	3.4	28.5	0.1
Personal	101.3	1.5	109.5	0.2	106.8	2.4	127.2	1.1
Total	$122.5	$4.8	$130.3	$0.2	$128.3	$5.8	$155.7	$1.2
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.0 million and $2.2 million, respectively, for the three months ended September 30, 2018 and 2017, and $6.2 million and $7.0 million, respectively, for the nine months ended September 30, 2018 and 2017.
There were $13.6 million and $9.4 million of aggregate undrawn loan commitments and standby letters of credit at September 30, 2018 and December 31, 2017, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $61.3 million and $72.5 million of nonperforming TDRs, and $36.6 million and $25.9 million of performing TDRs as of September 30, 2018 and December 31, 2017, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six

Notes to Consolidated Financial Statements (unaudited) (continued)

months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.
The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three- and nine- -month periods ended September 30, 2018 and 2017, and the recorded investments and unpaid principal balances as of September 30, 2018 and 2017.
Table 48: Modified Troubled Debt Restructurings

($ In Millions)	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	1	$0.3	$0.5
Commercial Real Estate	1	1.5	1.5	2	2.8	2.8
Total Commercial	1	1.5	1.5	3	3.1	3.3
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	11	3.6	4.2	37	21.2	24.0
Total Personal	11	3.6	4.2	38	21.2	24.1
Total Loans and Leases	12	$5.1	$5.7	41	$24.3	$27.4
Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$—	$1.0	2	$—	$1.0
Commercial Real Estate	—	—	—	1	1.3	1.3
Total Commercial	2	—	1.0	3	1.3	2.3
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	21	8.0	8.3	57	20.0	20.6
Total Personal	21	8.0	8.3	58	20.0	20.7
Total Loans and Leases	23	$8.0	$9.3	61	$21.3	$23.0
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and nine months ended September 30, 2018, the TDR modifications of loans within residential real estate were extension of term, other modifications, deferred principal, and interest rate concession. During the three and nine months ended September 30, 2018, the TDR modifications within commercial real estate were deferred principal, other modification, and extension of term. During the three and nine months ended September 30, 2017, the TDR modifications of loans within residential real estate were extension of term, other modifications, deferrals of principal, and interest rate concessions. During the three and nine months ended September 30, 2017, the TDR modification within commercial real estate was an other modification.
There was one residential real estate loan modified in a TDR during the twelve months ended June 30, 2018, which subsequently became nonperforming during the three and nine months ended September 30, 2018. The total recorded investment for this loan was approximately $0.3 million and the unpaid principal balance for this loan was approximately $0.5 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

There was one loan modified in TDR during the twelve months ended June 30, 2017, which subsequently became nonperforming during the three and nine months ended September 30, 2017. The total recorded investment for this loan was approximately $0.1 million. The unpaid principal balance for this loan was $0.2 million.
All loans and leases modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2018, Northern Trust held foreclosed residential real estate properties with a carrying value of $11.1 million as a result of obtaining physical possession. In addition, as of September 30, 2018, Northern Trust had consumer loans with a carrying value of $12.0 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
The following table provides information regarding changes in the total allowance for credit losses by segment during the three and nine months ended September 30, 2018 and 2017.
Table 49: Changes in the Allowance for Credit Losses

	Three Months Ended September 30,
	2018			2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$81.8	$67.4	$149.2	$97.3	$81.5	$178.8
Charge-Offs	—	(2.8)	(2.8)	—	(3.5)	(3.5)
Recoveries	0.1	3.0	3.1	2.9	2.2	5.1
Net (Charge-Offs) Recoveries	0.1	0.2	0.3	2.9	(1.3)	1.6
Provision for Credit Losses	(3.1)	(5.9)	(9.0)	(7.8)	0.8	(7.0)
Balance at End of Period	$78.8	$61.7	$140.5	$92.4	$81.0	$173.4

	Nine Months Ended September 30,
	2018			2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0
Charge-Offs	(0.9)	(8.4)	(9.3)	(4.6)	(8.6)	(13.2)
Recoveries	1.2	5.3	6.5	5.4	4.2	9.6
Net (Charge-Offs) Recoveries	0.3	(3.1)	(2.8)	0.8	(4.4)	(3.6)
Provision for Credit Losses	(2.3)	(8.2)	(10.5)	(13.3)	(1.7)	(15.0)
Balance at End of Period	$78.8	$61.7	$140.5	$92.4	$81.0	$173.4

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of September 30, 2018 and December 31, 2017.
Table 50: Recorded Investments in Loans and Leases

	September 30, 2018			December 31, 2017
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$18.9	$97.3	$116.2	$33.9	$105.9	$139.8
Evaluated for Inherent Impairment	13,855.2	17,382.6	31,237.8	14,524.1	17,928.3	32,452.4
Total Loans and Leases	13,874.1	17,479.9	31,354.0	14,558.0	18,034.2	32,592.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	4.2	0.2	4.4	1.1	4.3	5.4
Evaluated for Inherent Impairment	58.0	57.2	115.2	62.4	63.4	125.8
Allowance Assigned to Loans and Leases	62.2	57.4	119.6	63.5	67.7	131.2
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	16.6	4.3	20.9	17.3	5.3	22.6
Total Allowance for Credit Losses	$78.8	$61.7	$140.5	$80.8	$73.0	$153.8
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of September 30, 2018, securities and loans totaling $40.1 billion ($31.0 billion of government-sponsored agency and other securities, $721.7 million of obligations of states and political subdivisions and $8.4 billion of loans) were pledged. This compares to $40.1 billion ($30.8 billion of government-sponsored agency and other securities, $684.3 million of obligations of states and political subdivisions and $8.6 billion of loans) at December 31, 2017. Collateral required for these purposes totaled $9.2 billion and $8.9 billion at September 30, 2018 and December 31, 2017, respectively. Included in the total pledged assets are available for sale debt securities with a total fair value of $31.1 million and $833.4 million, as of September 30, 2018 and December 31, 2017, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions, and available for sale debt securities with a total fair value of $27.6 million and $39.9 million, as of September 30, 2018 and December 31, 2017, respectively, which were pledged as collateral for derivative contracts. The secured parties to these transactions have the right to repledge or sell the securities as it relates to $34.8 million and $833.4 million of the pledged collateral as of September 30, 2018 and December 31, 2017, respectively.
Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $730.0 million as of September 30, 2018 and $1.2 billion as of December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $728.5 million as of September 30, 2018 and $78.3 million as of December 31, 2017. There was no repledged or sold collateral at September 30, 2018 or December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $12.4 million as of September 30, 2018 and $4.6 million as of December 31, 2017. There was no repledged or sold collateral at September 30, 2018 or December 31, 2017.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion for both the three and nine months ended September 30, 2018 and $4.0 billion and $2.7 billion for the three and nine months ended September 30, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 9 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at September 30, 2018, and December 31, 2017, were as follows:
Table 51: Goodwill by Reporting Segment

(In Millions)	September 30, 2018	December 31, 2017
Corporate & Institutional Services	$601.6	$534.5
Wealth Management	71.1	71.1
Total Goodwill	$672.7	$605.6
The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2018 and December 31, 2017, were as follows:
Table 52: Other Intangible Assets

(In Millions)	September 30, 2018	December 31, 2017
Gross Carrying Amount	$213.4	$222.7
Less: Accumulated Amortization	68.8	61.3
Net Book Value	$144.6	$161.4
Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.3 million and $13.2 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million and $7.0 million for the three and nine months ended September 30, 2017, respectively. Amortization for the remainder of 2018 and for the years 2019, 2020, 2021, and 2022 is estimated to be $4.3 million, $17.0 million, $17.0 million, $14.5 million, and $9.9 million, respectively.
In June 2018, Northern Trust completed its acquisition of Citadel Technology LLC’s Omnium technology platform and associated development resources for a total purchase price of $73.0 million. Goodwill and software intangible assets associated with the acquisition totaled $71.4 million and $1.6 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 10 – Reporting Segments
The following table shows the earnings contributions of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2018 and 2017.
Table 53: Results of Reporting Segments

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$541.0	$501.1	$398.2	$366.8	$—	$—	$939.2	$867.9
Foreign Exchange Trading Income	51.4	47.2	0.9	0.7	19.4	1.2	71.7	49.1
Other Noninterest Income	42.0	43.8	25.5	25.2	(12.3)	5.0	55.2	74.0
Net Interest Income*	253.0	194.0	202.9	186.6	(37.4)	(14.4)	418.5	366.2
Revenue*	887.4	786.1	627.5	579.3	(30.3)	(8.2)	1,484.6	1,357.2
Provision for Credit Losses	(2.8)	0.8	(6.2)	(7.8)	—	—	(9.0)	(7.0)
Noninterest Expense	601.0	542.1	362.0	348.8	39.3	44.7	1,002.3	935.6
Income before Income Taxes*	289.2	243.2	271.7	238.3	(69.6)	(52.9)	491.3	428.6
Provision for Income Taxes*	66.1	78.4	67.2	90.3	(16.5)	(38.5)	116.8	130.2
Net Income	$223.1	$164.8	$204.5	$148.0	$(53.1)	$(14.4)	$374.5	$298.4
Percentage of Consolidated Net Income	59%	55%	55%	50%	(14)%	(5)%	100%	100%
Average Assets	$83,360.6	$82,250.9	$26,110.5	$26,463.0	$12,684.5	$12,445.5	$122,155.6	$121,159.4
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.3 million for 2018 and $12.0 million for 2017.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,637.5	$1,451.1	$1,182.3	$1,073.2	$—	$—	$2,819.8	$2,524.3
Foreign Exchange Trading Income	173.9	146.9	3.1	2.4	52.1	(2.2)	229.1	147.1
Other Noninterest Income	133.6	132.4	77.9	77.4	(9.5)	20.4	202.0	230.2
Net Interest Income*	730.3	536.5	611.3	545.4	(107.8)	(2.9)	1,233.8	1,079.0
Revenue*	2,675.3	2,266.9	1,874.6	1,698.4	(65.2)	15.3	4,484.7	3,980.6
Provision for Credit Losses	(3.7)	(1.6)	(6.8)	(13.4)	—	—	(10.5)	(15.0)
Noninterest Expense	1,785.9	1,598.5	1,097.2	1,046.0	111.9	123.0	2,995.0	2,767.5
Income before Income Taxes*	893.1	670.0	784.2	665.8	(177.1)	(107.7)	1,500.2	1,228.1
Provision for Income Taxes*	195.9	213.0	193.7	251.4	(35.9)	(78.7)	353.7	385.7
Net Income	$697.2	$457.0	$590.5	$414.4	$(141.2)	$(29.0)	$1,146.5	$842.4
Percentage of Consolidated Net Income	61%	54%	51%	49%	(12)%	(3)%	100%	100%
Average Assets	$83,049.5	$80,229.1	$26,101.6	$26,648.7	$14,345.6	11,818.2	$123,496.7	$118,696.0
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $28.3 million for 2018 and $29.8 million for 2017.

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
As of September 30, 2018, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of September 30, 2018 and December 31, 2017 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the 1st day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the 1st day of January, April, July and October of each year, commencing on January 1, 2027. On July 17, 2018, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on October 1, 2018, to stockholders of record as of September 15, 2018.
As of September 30, 2018, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of September 30, 2018 and December 31, 2017 was $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On July 17, 2018, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on October 1, 2018, to stockholders of record as of September 15, 2018.
Common Stock. During the three and nine months ended September 30, 2018, the Corporation repurchased 2,171,699 shares of common stock, including 54,672 shares withheld related to share-based compensation, at a total cost of $235.9 million ($108.62 average price per share) and 6,477,409 shares of common stock, including 439,781 shares withheld related to share-based compensation, at a total cost of $689.7 million ($106.48 average price per share), respectively. Repurchases through July 17, 2018 were made pursuant to the repurchase program announced by the Corporation on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. This program was terminated and replaced with a new repurchase program, announced on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Repurchases after July 17, 2018 were made pursuant to the new repurchase program. Shares repurchased by the Corporation are used for general purposes, including management of the Corporation’s capital levels and the issuance of shares under stock option and other incentive plans of the Corporation. The new repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2018 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $764.1 million of common stock after September 30, 2018 through June 30, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at September 30, 2018 and 2017, and changes during the three- and nine- month periods then ended.
Table 54: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at September 30, 2018	Net Change	Reclassification of Certain Tax Effects from AOCI	Balance at December 31, 2017
Net Unrealized Gains (Losses) on Debt Securities Available for Sale*	$(199.6)	$(107.0)	$(17.8)	$(74.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(6.0)	(11.4)	0.9	4.5
Net Foreign Currency Adjustments	56.8	11.1	47.5	(1.8)
Net Pension and Other Postretirement Benefit Adjustments	(378.1)	20.0	(55.9)	(342.2)
Total	$(526.9)	$(87.3)	$(25.3)	$(414.3)

(In Millions)	Balance at September 30, 2017	Net Change	Balance at December 31, 2016
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	$(13.7)	$18.7	$(32.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.2	(4.9)	6.1
Net Foreign Currency Adjustments	(8.0)	10.5	(18.5)
Net Pension and Other Postretirement Benefit Adjustments	(314.6)	10.6	(325.2)
Total	$(335.1)	$34.9	$(370.0)
* Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the year ended December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 55: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2018			2017
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$(42.8)	$10.7	$(32.1)	$(3.4)	$1.0	$(2.4)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	0.4	(0.2)	0.2
Net Change	$(42.8)	$10.7	$(32.1)	$(3.0)	$0.8	$(2.2)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$11.6	$(2.8)	$8.8	$3.1	$(1.1)	$2.0
Interest Rate Contracts	0.1	—	0.1	(0.2)	0.1	(0.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(17.4)	4.3	(13.1)	(6.1)	2.3	(3.8)
Net Change	$(5.7)	$1.5	$(4.2)	$(3.2)	$1.3	$(1.9)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(16.6)	$(0.4)	$(17.0)	$47.3	$(6.0)	$41.3
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.1)	0.2	(0.9)	0.6	(0.2)	0.4
Net Investment Hedge Gains (Losses)	37.5	(9.0)	28.5	(62.3)	24.2	(38.1)
Net Change	$19.8	$(9.2)	$10.6	$(14.4)	$18.0	$3.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$—	$—	$—	$(0.7)	$0.2	$(0.5)
Reclassification Adjustment for (Gains) Losses Included in Net Income	9.2	(2.3)	6.9	7.4	(2.6)	4.8
Net Change	$9.2	$(2.3)	$6.9	$6.7	$(2.4)	$4.3

Notes to Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	2018			2017
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Gains (Losses) on Securities Available for Sale	$(144.6)	$37.6	$(107.0)	$29.6	$(11.5)	$18.1
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	1.0	(0.4)	0.6
Net Change	$(144.6)	$37.6	$(107.0)	$30.6	$(11.9)	$18.7
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$36.9	$(9.2)	$27.7	$19.4	$(14.8)	$4.6
Interest Rate Contracts	(1.3)	0.3	(1.0)	1.2	(0.5)	0.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	(51.0)	12.9	(38.1)	(16.4)	6.2	(10.2)
Net Change	$(15.4)	$4.0	$(11.4)	$4.2	$(9.1)	$(4.9)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(77.5)	$(0.9)	$(78.4)	$136.4	$(6.1)	$130.3
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.7)	0.4	(1.3)	1.0	(0.4)	0.6
Net Investment Hedge Gains (Losses)	120.9	(30.1)	90.8	(194.7)	74.3	(120.4)
Net Change	$41.7	$(30.6)	$11.1	$(57.3)	$67.8	$10.5
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$10.1	$(2.4)	$7.7	$(3.2)	$0.3	$(2.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income	27.8	(15.5)	12.3	20.6	(7.1)	13.5
Net Change	$37.9	$(17.9)	$20.0	$17.4	$(6.8)	$10.6

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three and nine months ended September 30, 2018.
Table 56: Reclassification Adjustment out of Accumulated Other Comprehensive Income

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Nine Months Ended
		September 30, 2018
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$—	$—
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(0.2)	$(3.7)
	Interest Income	(17.3)	(47.4)
	Other Operating Expense	—	—
Interest Rate Contracts	Interest Income	0.1	0.1
Total Realized Gains on Cash Flow Hedges		$(17.4)	$(51.0)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$9.2	$27.9
Amortization of Prior Service Cost	Employee Benefits	—	(0.1)
Gross Reclassification Adjustment		$9.2	$27.8

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Nine Months Ended
		September 30, 2017
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$0.4	$1.0
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(1.7)	$(4.2)
	Interest Income	(4.2)	(12.1)
	Other Operating Expense	(0.1)	0.1
Interest Rate Contracts	Interest Income	(0.1)	(0.2)
Total Realized Gains on Cash Flow Hedges		$(6.1)	$(16.4)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$7.4	$20.8
Amortization of Prior Service Cost	Employee Benefits	—	(0.2)
Gross Reclassification Adjustment		$7.4	$20.6

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 57: Net Income per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In Millions Except Per Common Share Information)	2018	2017	2018	2017
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	222,442,797	228,010,866	224,098,656	228,751,804
Net Income	$374.5	$298.4	$1,146.5	$842.4
Less: Dividends on Preferred Stock	17.3	17.3	40.5	43.9
Net Income Applicable to Common Stock	$357.2	$281.1	1,106.0	798.5
Less: Earnings Allocated to Participating Securities	4.1	4.4	14.3	13.3
Earnings Allocated to Common Shares Outstanding	$353.1	$276.7	1,091.7	785.2
Basic Net Income Per Common Share	$1.59	$1.21	$4.87	$3.43
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	222,442,797	228,010,866	224,098,656	228,751,804
Plus: Dilutive Effect of Share-based Compensation	1,417,217	1,302,779	1,395,979	1,437,485
Average Common and Potential Common Shares	223,860,014	229,313,645	225,494,635	230,189,289
Earnings Allocated to Common and Potential Common Shares	$353.1	$276.7	$1,091.8	$785.2
Diluted Net Income Per Common Share	$1.58	$1.20	4.84	3.41
Note: For the three and nine months ended September 30, 2018, there were no common stock equivalents excluded in the computation of diluted net income per share. There were no common stock equivalents excluded in the computation of diluted net income per share for the three months ended September 30, 2017. Common stock equivalents of 154,411 for the nine months ended September 30, 2017 were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.
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
The following table presents revenues disaggregated by major revenue source.
Table 58: Revenue Disaggregation

(In Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$396.0	$1,191.0
Investment Management and Advisory	468.5	1,399.1
Securities Lending	24.3	80.9
Other	50.4	148.8
Total Trust, Investment and Other Servicing Fees	$939.2	$2,819.8
Other Noninterest Income
Foreign Exchange Income	$71.7	$229.1
Treasury Management	12.5	40.0
Securities Commissions and Trading Income	21.9	75.2
Other Operating Income	20.9	87.1
Investment Security Losses, net	(0.1)	(0.3)
Total Other Noninterest Income	$126.9	$431.1
Total Noninterest Income	$1,066.1	$3,250.9
Trust, investment and other servicing fees and treasury management fees represent revenue from contracts with clients. For the three months ended September 30, 2018, revenue from contracts with clients also includes $19.7 million of the $21.9 million total securities commissions and trading income and $10.4 million of the $20.9 million total other operating income. For the nine months ended September 30, 2018, revenue from contracts with clients also includes $66.0 million of the $75.2 million total securities commissions and trading income and $33.3 million of the $87.1 million total other operating income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in other assets in the consolidated balance sheets, at September 30, 2018 and December 31, 2017.
Table 59: Client Receivables

(In Millions)	September 30, 2018	December 31, 2017
Trust Fees Receivable, net (1)	$744.7	$629.7
Other	86.5	79.0
Total Client Receivables	$831.2	$708.7

(1)
The net trust fees receivable balance at December 31, 2017 does not reflect the reduction for an estate settlement revenue transition adjustment of $2.7 million, which was recorded with an effective date of January 1, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 15 – Net Interest Income
The components of net interest income were as follows:
Table 60: Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Interest Income
Loans and Leases	$282.9	$239.4	$806.3	$677.2
Securities — Taxable	238.8	143.4	635.8	421.5
— Non-Taxable	1.7	2.3	5.5	7.5
Interest-Bearing Due from and Deposits with Banks (1)	15.6	16.0	53.8	45.0
Federal Reserve and Other Central Bank Deposits	60.2	52.7	171.4	130.1
Total Interest Income	$599.2	$453.8	$1,672.8	$1,281.3
Interest Expense
Deposits	$105.4	$55.1	245.8	123.7
Federal Funds Purchased	16.1	4.3	35.0	5.7
Securities Sold Under Agreements to Repurchase	1.5	1.8	6.1	4.0
Other Borrowings	40.1	14.2	102.6	31.8
Senior Notes	14.6	11.5	38.1	35.0
Long-Term Debt	11.3	11.3	34.3	28.3
Floating Rate Capital Debt	2.0	1.4	5.4	3.6
Total Interest Expense	$191.0	$99.6	$467.3	$232.1
Net Interest Income	$408.2	$354.2	$1,205.5	$1,049.2

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 16 – Income Taxes
Income tax expense for the three months ended September 30, 2018 and September 30, 2017 was $106.5 million and $118.2 million, representing an effective tax rate of 22.1% and 28.4%, respectively. For the three months ended September 30, 2018, the provision for income taxes includes adjustments of $5.5 million associated with the re-establishment of a deferred tax asset based on the issuance of guidance by the IRS related to the implementation of the TCJA. For the three months ended September 30, 2017, the provision for income taxes includes Federal and State research tax credits of $17.6 million due to the completion of a study of the Corporation’s technology spend between 2013 and 2016.
Income tax expense for the nine months ended September 30, 2018 and September 30, 2017 was $325.4 million and $355.9 million, representing an effective tax rate of 22.1% and 29.7%, respectively. For the nine months ended September 30, 2018, the provision for income taxes includes a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses, partially offset by a $10.3 million net provision representing adjustments to the initial estimated impact of the TCJA recorded in the fourth quarter of 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Pension and Postretirement Health Care
The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three and nine months ended September 30, 2018 and 2017.
Table 61: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$10.4	$9.6	$31.1	$28.8
Interest Cost	11.1	11.4	33.3	34.4
Expected Return on Plan Assets	(22.1)	(23.4)	(66.2)	(70.4)
Amortization
Net Actuarial Loss	7.0	4.7	21.1	14.3
Prior Service Cost	(0.1)	(0.1)	(0.3)	(0.3)
Net Periodic Pension Expense	$6.3	$2.2	$19.0	$6.8

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$0.4	$—	$1.2	$—
Interest Cost	1.0	1.0	3.0	2.9
Expected Return on Plan Assets	(1.1)	(1.1)	(3.3)	(3.3)
Settlement Expense	—	0.7	0.4	0.9
Net Actuarial Loss Amortization	0.3	0.4	0.9	1.0
Net Periodic Pension Expense	$0.6	$1.0	$2.2	$1.5

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$1.0	$1.0	$3.2	$2.8
Interest Cost	1.3	1.3	4.0	3.9
Amortization
Net Actuarial Loss	1.9	1.5	5.5	4.3
Prior Service Cost	0.1	0.1	0.2	0.1
Net Periodic Pension Expense	$4.3	$3.9	$12.9	$11.1

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Service Cost	$—	$0.1	$—	$0.1
Interest Cost	0.3	0.3	1.0	1.1
Net Periodic Postretirement Expense	$0.3	$0.4	$1.0	$1.2
The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income.
Northern Trust contributed $50.0 million to the U.S. pension plan during the nine months ended September 30, 2018. There were no contributions to the U.S. pension plan during the nine months ended September 30, 2017.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2018 and 2017.
Table 62: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2018	2017	2018	2017
Restricted Stock Unit Awards	$15.5	$15.8	$80.3	$72.6
Stock Options	0.5	0.9	2.0	8.2
Performance Stock Units	3.5	4.9	26.9	25.4
Total Share-Based Compensation Expense	19.5	21.6	109.2	106.2
Tax Benefits Recognized	$4.9	$8.5	$27.1	$40.4
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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of September 30, 2018 and December 31, 2017, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $83.6 million and $131.0 million, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of September 30, 2018 and December 31, 2017, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $541.1 million and $415.3 million, respectively, of which $487.6 million and $386.1 million are VIEs as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $291.7 million and $241.1 million, respectively, of which $247.5 million and $215.2 million, related to undrawn commitments on VIEs as of September 30, 2018 and December 31, 2017, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Tax credits and other tax benefits attributable to community development projects totaled $15.6 million and $12.5 million for the three months ended September 30, 2018 and 2017, respectively, and $45.2 million and $38.3 million for the nine months ended September 30, 2018 and 2017, respectively.
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

Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. Northern Trust did not waive any money market mutual fund fees for the three and nine months ended September 30, 2018. Northern Trust voluntarily waived $0.3 million and $0.7 million of money market mutual fund fees for the three and nine months ended September 30, 2017, respectively. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.

Periodically, Northern Trust makes seed capital investments to certain funds. As of September 30, 2018, Northern Trust had $36.3 million of investments valued using net asset value per share and included in other assets and $98.4 million of unfunded commitments related to seed capital investments. As of December 31, 2017, Northern Trust had $10.0 million of investments valued using net asset value per share and included in other assets and had no unfunded commitments related to seed capital investments.
Note 20 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $25.1 billion and $26.8 billion as of September 30, 2018 and December 31, 2017, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $2.6 billion and $3.0 billion as of September 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2018 and December 31, 2017 subject to indemnification was $140.6 billion and $143.6 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2018 or December 31, 2017, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2018, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.
In 2015 Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. In 2017 a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. The Public Prosecutor’s Office of France has appealed the appellate court’s decision to the Cour de Cassation, the highest court in France, to whom the parties are currently in the process

Notes to Consolidated Financial Statements (unaudited) (continued)

of submitting briefs on the matter. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.
As previously disclosed, in the first quarter of 2018, Northern Trust received a document request from the U.S. Commodity Futures Trading Commission (CFTC), Division of Enforcement, seeking the production of documents related to the Bank’s activities as a swap dealer provisionally registered with the CFTC. Northern Trust has responded to the CFTC’s document request. In addition, the National Futures Association (NFA) provided the Bank with a letter dated April 30, 2018, summarizing certain findings related to the Bank’s swap dealer compliance program identified during a recently completed examination. Northern Trust is addressing the findings identified by the NFA in its examination and cooperating with both the NFA and the CFTC.
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. On June 28, 2018, Visa deposited an additional $600 million into the escrow account previously established with respect to the covered litigation. As a result, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced. In September 2018, Visa announced that a proposed class settlement agreement covering damage claims but not injunctive relief claims regarding the covered litigation was reached. The agreement must be approved by the district court, and, if it is approved, objecting parties may appeal. Further, individual merchants may opt out of the proposed settlement and pursue claims separately. For these and other reasons, the ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation or the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both September 30, 2018 and 2017.
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
Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading and risk management purposes. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions, foreign-currency-denominated assets and liabilities, including debt securities, and net investments in non-U.S. affiliates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2018 and December 31, 2017.
Table 63: Notional and Fair Values of Derivative Financial Instruments

	September 30, 2018			December 31, 2017
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset [1]	Liability [2]		Asset [1]	Liability [2]
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,643.7	$33.2	$26.3	$4,473.1	$31.7	$18.2
Cash Flow Hedges	725.0	0.2	2.1	925.0	0.2	1.2
Foreign Exchange Contracts
Cash Flow Hedges	3,806.6	79.3	12.6	3,289.0	28.4	13.0
Net Investment Hedges	3,057.8	231.3	3.4	3,011.3	0.6	179.5
Total Derivatives Designated as Hedging under GAAP	$12,233.1	$344.0	$44.4	$11,698.4	$60.9	$211.9

Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$129.5	$0.6	$2.0	$214.1	$1.1	$0.1
Other Financial Derivatives [3]	545.6	—	37.1	404.7	—	30.4
Total Non-Designated Risk Management Derivatives	$675.1	$0.6	$39.1	$618.8	$1.1	$30.5

Client-Related and Trading Derivatives
Foreign Exchange Contracts	$296,062.5	$2,191.8	$2,161.9	$317,882.5	$2,527.0	$2,522.5
Interest Rate Contracts	7,610.1	73.1	102.5	7,418.0	65.1	64.1
Total Client-Related and Trading Derivatives	$303,672.6	$2,264.9	$2,264.4	$325,300.5	$2,592.1	$2,586.6

Total Derivatives Not Designated as Hedging under GAAP	$304,347.7	$2,265.5	$2,303.5	$325,919.3	$2,593.2	$2,617.1

Total Gross Derivatives	$316,580.8	$2,609.5	$2,347.9	$337,617.7	$2,654.1	$2,829.0
Less: Netting [4]		1,622.8	1,631.5		1,860.0	1,621.4
Total Derivative Financial Instruments		$986.7	$716.4		$794.1	$1,207.6
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of available for sale debt securities and long-term subordinated debt. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine- month periods ended September 30, 2018 and 2017. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three and nine months ended September 30, 2018 and 2017, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $3.3 million and $0.3 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that a net loss of $1.1 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of September 30, 2018, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and nine months ended September 30, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three and nine months ended September 30, 2018 and 2017.
Table 64: Location and Amount of Fair Value and Cash Flow Hedge Derivative Gains and Losses Recorded in Income

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income		Other Operating Expense
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017
Total amounts on the consolidated statements of income	$599.2	$453.8	$191.0	$99.6	$20.9	$40.0	$97.1	$92.0
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	13.0	7.8	(8.9)	0.1	—	—	—	—
Recognized on hedged items	(13.0)	(7.8)	8.9	(0.1)	—	—	—	—
Amounts related to interest settlements on derivatives	3.5	(6.7)	(6.4)	1.1	—	—	—	—
Total gain/(loss) recognized on fair value hedges	$3.5	$(6.7)	$(6.4)	$1.1	$—	$—	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	17.3	4.2	—	—	0.2	1.7	—	0.1
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.1)	0.1	—	—	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$17.2	$4.3	$—	$—	$0.2	$1.7	$—	$0.1

Notes to Consolidated Financial Statements (unaudited) (continued)

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income		Other Operating Expense
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017
Total amounts on the consolidated statements of income	$1,672.8	$1,281.3	$467.3	$232.1	$87.1	$122.7	$241.4	$239.4
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	77.7	(13.0)	(46.0)	(4.0)	—	—	—	—
Recognized on hedged items	(77.7)	13.0	46.0	4.0	—	—	—	—
Amounts related to interest settlements on derivatives	6.4	(11.5)	3.3	18.3	—	—	—	—
Total gain/(loss) recognized on fair value hedges	$6.4	$(11.5)	$3.3	$18.3	$—	$—	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	47.5	12.1	—	—	3.7	4.2	—	(0.1)
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.2)	0.2	—	—	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$47.3	$12.3	$—	$—	$3.7	$4.2	$—	$(0.1)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2018.
Table 65: Hedged Items in Fair Value Hedges

	September 30, 2018
(In Millions)	Carrying Value of the Hedged Items	Cumulative Hedge Accounting Basis Adjustment (1)
Available for Sale Debt Securities (2)	$3,817.5	$159.9
Senior Notes and Long-Term Subordinated Debt	1,248.8	(10.4)
(1)     There are no amounts related to discontinued hedging relationships.
(2)     Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded during the three and nine months ended September 30, 2017. Net investment hedge gains of $37.5 million and losses of $62.3 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2018 and 2017, respectively. Net investment hedge gains of $120.9 million and losses of $194.7 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2018 and 2017, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.
Table 66: Location and Amount of Gains and Losses Recorded in Income for Derivatives Not Designated as Hedging Under GAAP

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.8)	$(5.9)	$(2.1)	$2.2
Other Financial Derivatives (1)	Other Operating Income	(9.5)	(4.0)	(21.3)	(8.4)
Gains/(Losses) from non-designated risk management derivatives		$(10.3)	$(9.9)	$(23.4)	$(6.2)

Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	71.7	49.1	229.1	147.1
Interest Rate Contracts	Security Commissions and Trading Income	1.4	2.7	6.0	8.3
Gains/(Losses) from client-related and trading derivatives		$73.1	$51.8	$235.1	$155.4

Total gains/(losses) from derivatives not designated as hedging under GAAP		$62.8	$41.9	$211.7	$149.2

(1)	This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 22 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2018 and December 31, 2017.
Table 67: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

September 30, 2018
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,984.4	$1,193.6	$790.8	$10.2	$780.6
Interest Rate Swaps OTC	96.3	11.4	84.9	—	84.9
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	17.1	—	—	—
Cross Product Collateral Adjustment	—	390.6	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,090.8	1,622.8	468.0	10.2	457.8
Total Derivatives Not Subject to a Master Netting Arrangement	518.7	—	518.7	2.2	516.5
Total Derivatives	2,609.5	1,622.8	986.7	12.4	974.3
Securities Purchased under Agreements to Resell (2)	$1,458.5	$—	$1,458.5	$1,458.5	$—

December 31, 2017
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,106.3	$1,397.7	$708.6	$2.1	$706.5
Interest Rate Swaps OTC	86.9	14.2	72.7	—	72.7
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	427.6	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,203.3	1,860.0	343.3	2.1	341.2
Total Derivatives Not Subject to a Master Netting Arrangement	450.8	—	450.8	2.5	448.3
Total Derivatives	2,654.1	1,860.0	794.1	4.6	789.5
Securities Purchased under Agreements to Resell (2)	$1,303.3	$—	$1,303.3	$1,303.3	$—

(1)
Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $4.8 billion and $3.9 billion as of September 30, 2018 and December 31, 2017, respectively.

(2)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $43.0 million and $21.0 million as of September 30, 2018 and December 31, 2017, respectively.

(3)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2018 and December 31, 2017.
Table 68: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

September 30, 2018
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,875.8	$1,193.6	$682.2	$3.7	$678.5
Interest Rate Swaps OTC	118.9	11.4	107.5	—	107.5
Interest Rate Swaps Exchange Cleared	12.0	10.1	1.9	—	1.9
Other Financial Derivatives	37.1	—	37.1	—	37.1
Cross Product Netting Adjustment	—	17.1	—	—	—
Cross Product Collateral Adjustment	—	399.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,043.8	1,631.5	412.3	3.7	408.6
Total Derivatives Not Subject to a Master Netting Arrangement	304.1	—	304.1	—	304.1
Total Derivatives	2,347.9	1,631.5	716.4	3.7	712.7
Securities Sold under Agreements to Repurchase	$46.9	$—	$46.9	$46.9	$—

December 31, 2017
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,889.2	$1,397.7	$491.5	$—	$491.5
Interest Rate Swaps OTC	69.2	14.2	55.0	—	55.0
Interest Rate Swaps Exchange Cleared	14.3	10.1	4.2	—	4.2
Other Financial Derivatives	30.4	—	30.4	—	30.4
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	189.0	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,003.1	1,621.4	381.7	—	381.7
Total Derivatives Not Subject to a Master Netting Arrangement	825.9	—	825.9	—	825.9
Total Derivatives	2,829.0	1,621.4	1,207.6	—	1,207.6
Securities Sold under Agreements to Repurchase	$834.0	$—	$834.0	$834.0	$—

(1)
Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.7 billion and $2.4 billion as of September 30, 2018 and December 31, 2017, respectively.

(2)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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
Additional cash collateral received from and deposited with derivative counterparties totaling $136.5 million and $145.7 million, respectively, as of September 30, 2018, and $67.0 million and $143.1 million, respectively, as of December 31, 2017, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $307.5 million and $223.7 million at September 30, 2018 and December 31, 2017, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $230.7 million and $35.8 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2018 and December 31, 2017, of $76.8 million and $187.9 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 23 – Debt Issuance
On August 3, 2018, the Corporation issued $500 million of 3.65% senior notes, due August 3, 2028. The senior notes will bear interest from the date they were issued at an annual rate of 3.65%, payable semi-annually in arrears. The senior notes are unsecured and may be redeemed, in whole or in part, on or after May 3, 2028, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
Item 4. Controls and Procedures
As of September 30, 2018, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2018, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2018.
Table 69: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2018	319,731	$110.72	319,731	24,680,269
August 1 - 31, 2018	1,243,912	109.09	1,243,912	23,436,357
September 1 - 30, 2018	553,384	106.62	553,384	22,882,973
Total (Third Quarter)	2,117,027	$108.69	2,117,027	22,882,973

(1)
Repurchases through July 17, 2018 were made pursuant to the repurchase program announced by the Corporation on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. This program was terminated and replaced with a new repurchase program, announced on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Repurchases after July 17, 2018 were made pursuant to the new repurchase program, which has no expiration date.

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 29, 2018	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Consulting agreement, dated as of September 4, 2018, between The Northern Trust Company and Jana R. Schreuder.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (2) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (4) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017, (5) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (6) Notes to Consolidated Financial Statements