Form 10-K
period 2018-12-31
NORTHERN TRUST CORP
filed 2019-02-26
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 29, 2018 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 29, 2018 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $22.8 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2019, 218,411,773 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

i 2018 Annual Report | Northern Trust Corporation

PART I
ITEM 1 – BUSINESS
Northern Trust Corporation
Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 20 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2018, the Corporation had consolidated total assets of $132.2 billion and stockholders’ equity of $10.5 billion.
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2018, the Bank had consolidated assets of $131.7 billion and common bank equity capital of $9.6 billion.
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

CORPORATE & INSTITUTIONAL SERVICES
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including, but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2018, total C&IS assets under custody/administration, assets under custody, and assets under management were $9.49 trillion, $6.97 trillion, and $790.8 billion, respectively.

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
Wealth Management is one of the largest providers of advisory services in the United States, with assets under custody/administration, assets under custody, and assets under management of $634.8 billion, $622.9 billion, and $278.6 billion, respectively, at December 31, 2018. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds,

2018 Annual Report | Northern Trust Corporation 1

registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management. As discussed above, Northern Trust managed $1.07 trillion in assets as of December 31, 2018, including $790.8 billion for C&IS clients and $278.6 billion for Wealth Management clients.

Competition
Northern Trust faces intense competition in all aspects and areas of its business. Competition comes from both regulated and unregulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and service companies, including other custodial banks, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, investment counseling firms, and various financial technology companies, including software providers and data services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
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

2 2018 Annual Report | Northern Trust Corporation

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
The Bank is registered provisionally as a swap dealer with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act and is a member of the National Futures Association (NFA). As a provisionally registered swap dealer, the Bank is subject to significant regulatory obligations regarding swap activity and the supervision, examination and enforcement powers of the CFTC, NFA, and other regulators. Certain of the Corporation’s other affiliates are registered with the CFTC as commodity trading advisors and commodity pool operators under the Commodity Exchange Act, are members of the NFA, and are subject to that act and the associated rules and regulations of the CFTC and NFA.
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

FUNCTIONAL REGULATION
Federal banking law has established a system of federal and state supervision and regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by federal and state banking regulators, insurance by state insurance regulators, derivatives activities by the CFTC, and securities activities by the SEC and state securities regulators.
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

2018 Annual Report | Northern Trust Corporation 3

THE DODD-FRANK ACT, AS AMENDED
The Dodd-Frank Act has had a broad impact on the financial services industry, imposing significant new regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the U.S. financial system to be distributed among new and existing federal regulatory agencies, including the U.S. Financial Stability Oversight Council, the Federal Reserve Board, and the FDIC. In May 2018, the U.S. Congress passed, and the President signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), which revised parts of the Dodd-Frank Act and directed the Federal Reserve Board and other federal regulators to revise parts of their regulations. The Federal Reserve Board has finalized or proposed some of the regulatory changes required by the Regulatory Relief Act, but other required changes remain to be finalized and/or proposed. The Corporation cannot predict what changes may occur to the Dodd-Frank Act as a result of the Regulatory Relief Act or the ultimate effect such changes would have on the Corporation. The following items provide a brief description of certain provisions of the Dodd-Frank Act, as amended, that currently are the most relevant to the Corporation and its subsidiaries, including the Bank.

Enhanced Prudential Standards. The Dodd-Frank Act imposed enhanced prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation. The enhanced prudential standards include more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. The Federal Reserve Board has issued final rules implementing enhanced prudential standards for more stringent risk-based capital, leverage, liquidity, risk management, stress testing requirements, and aggregate credit exposure limits. Under the final rules, the Corporation must submit annual capital plans to the Federal Reserve Board, be subject to supervisor-conducted periodic stress tests to evaluate capital adequacy in adverse economic conditions, conduct capital stress tests, implement enhanced risk management procedures, comply with a liquidity risk management framework (discussed below in “Liquidity Standards”) and aggregate credit exposure limits, conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event. The Federal Reserve Board also has proposed rules that would implement early remediation requirements that are required to be established under section 166 of the Dodd-Frank Act.
The Regulatory Relief Act immediately increased the threshold for imposing enhanced prudential standards on U.S. bank holding companies from $50 billion to $100 billion in total consolidated assets. This threshold will further increase to $250 billion in November 2019 for all U.S. bank holding companies, but the Federal Reserve Board retains the ability to apply enhanced prudential standards to certain U.S. bank holding companies with between $100 billion and $250 billion in total consolidated assets. To implement this change, in October 2018, the Federal Reserve Board proposed creating risk-based categories of banking organizations, each of which would be subject to a tailored set of the enhanced prudential standards. The Federal Reserve Board has indicated that, assuming it finalizes the October 2018 proposal without further modification, the Corporation will be a Category II institution, which means that the Corporation would remain subject to the existing enhanced prudential standards described above, but would not be subject to the total loss-absorbing capacity requirement, capital surcharge, enhanced supplementary leverage ratio, or aggregate credit exposure limit that apply to U.S. bank holding companies that are global systemically important bank holding companies. As of the date of this report, the Federal Reserve Board has not finalized the October 2018 proposal and the Corporation cannot predict whether the October 2018 proposal will be finalized and whether such finalization would alter the way in which the enhanced prudential standards are applied to the Corporation.
Resolution Planning. As required by Section 165(d) of the Dodd-Frank Act, the Federal Reserve Board and the FDIC jointly issued a final rule that requires each U.S. bank holding company with at least $50 billion in total consolidated assets, including the Corporation, to submit periodically to regulators a resolution plan for such bank holding company’s rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC issued a final rule (the “CIDI Resolution Plan Rule”) that requires insured depository institutions with more than $50 billion in total assets, including the Bank, to submit to the FDIC periodic plans for resolution in the event of such institution’s failure. The Regulatory Relief Act immediately raised the threshold for application of the resolution planning requirement to $100 billion, and this threshold will further increase to $250 billion in November 2019, although the Federal Reserve Board retains the ability to apply enhanced prudential standards to certain U.S. bank holding companies with between $100 billion and $250 billion in total consolidated assets. The Federal Reserve Board and the FDIC have indicated that in light of the Regulatory Relief Act, the agencies will publish proposals and solicit comment on revisions to the resolution planning requirements. Until such time as the Federal Reserve Board and FDIC propose and finalize changes to the resolution

4 2018 Annual Report | Northern Trust Corporation

planning requirements, the Corporation and the Bank will be required to submit resolution plans pursuant to the existing rules; provided, however, that the agencies have indicated that the Corporation is not required to submit a Section 165(d) resolution plan before December 31, 2019 and the FDIC has indicated that the Bank is not required to submit an insured depository institution resolution plan before July 1, 2020.
On March 24, 2017, the Federal Reserve Board and the FDIC provided joint written feedback to the Corporation regarding the resolution plan submitted by the Corporation in December 2015 pursuant to Section 165(d) of the Dodd-Frank Act (the “2015 165(d) Plan”). The joint written feedback identified certain “shortcomings” in the Corporation’s 2015 165(d) Plan. While the identification of these shortcomings is different from a determination that the plan is not “credible”, the Corporation was required to address the shortcomings in a satisfactory manner in the Corporation’s resolution plan to be submitted to the Federal Reserve Board and the FDIC by December 31, 2017. This plan was submitted on December 19, 2017 (the “2017 165(d) Plan”). If the Federal Reserve Board and the FDIC jointly decide that the 2017 165(d) Plan fails to address the identified shortcomings in a satisfactory manner, then the Federal Reserve Board and the FDIC could jointly determine that the 2017 165(d) Plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. In the event of such a joint determination, the Corporation could be subject to more stringent capital, leverage or liquidity requirements, restrictions on growth, activities or operations, or be required to divest certain assets or operations. To date, no formal written feedback or guidance has been received regarding the 2017 165(d) Plan. In addition, on June 27, 2018, the Bank submitted its resolution plan (the “2018 CIDI Plan”) to the FDIC under the CIDI Resolution Plan Rule. To date, no formal written feedback or guidance has been received regarding the 2018 CIDI Plan.
Separately, the European Union Bank Recovery and Resolution Directive (BRRD), was adopted for European Union credit institutions, including certain of the Bank’s subsidiaries and branches, effective January 1, 2015. In accordance with applicable Prudential Regulation Authority (PRA) guidance, a recovery plan for Northern Trust Global Services Limited (since reincorporated as Northern Trust Global Services SE), a UK incorporated indirect subsidiary of the Bank, has been established and will be reviewed at least annually. PRA guidance also requires institutions to produce resolution planning information. In accordance with such guidance, a resolution pack for Northern Trust Global Services SE and the Bank’s London branch has been prepared and such information will be reviewed every two years.
The Corporation and the Bank have and will continue to focus management attention and substantial resources to meet U.S. and European regulatory expectations with respect to these resolution planning requirements.
Orderly Liquidation Authority. Under the Dodd-Frank Act, certain financial companies, such as the Corporation and certain of its covered subsidiaries, can be subjected to an orderly liquidation authority. For the orderly liquidation authority to apply, the U.S. Treasury Secretary, in consultation with the President of the United States, must make a determination, among other things, that the Corporation is in default or danger of default, the failure of the Corporation and its resolution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States, no viable private sector alternative is available to prevent the default of the Corporation, and orderly liquidation authority proceedings would mitigate these adverse effects. This determination must be recommended by two-thirds of the FDIC Board of Directors and two-thirds of the Federal Reserve Board. Absent such actions, the Corporation, as a bank holding company, would remain subject to the U.S. Bankruptcy Code. If the Corporation were subject to orderly liquidation authority, the FDIC would be appointed as its receiver, which would give the FDIC considerable powers to resolve the Corporation, including: (1) the power to remove officers and directors and appoint new ones; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what such senior creditors would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
The Volcker Rule. The Volcker Rule bans proprietary trading subject to exceptions for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The Volcker Rule also maintains significant restrictions on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds. A banking entity may “organize and offer” certain private funds only if certain requirements are satisfied. Moreover, a banking entity only may retain a limited ownership interest in such funds, and must monitor and track investments in such covered funds carefully to ensure that the ownership interest in the fund does not exceed regulatory thresholds. Generally, a banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the funds or permitting the funds to use the name of the bank. The Volcker Rule requires large banking entities, including the Corporation, to implement a detailed compliance program and, on an annual basis, requires the Chief Executive Officer of the banking entity to attest that the compliance program is reasonably designed to achieve compliance with the rule. Compliance with the Volcker Rule generally has been required since July 21, 2015. Northern Trust has conducted an

2018 Annual Report | Northern Trust Corporation 5

enterprise-wide review of affected activities, taken steps to bring those activities into conformance, and has established an enterprise-wide compliance program to comply with the Volcker Rule.
In July 2018, the Federal Reserve Board and other federal regulatory agencies having oversight over the Volcker Rule proposed amendments to the rule. The notice of proposed rulemaking contains certain revisions to the Volcker Rule’s restrictions. Northern Trust is evaluating the proposal to determine the impact such proposal will have, if any, if it becomes effective, but as of the date of this report, no final rule amendments have been issued. The full impact of the Volcker Rule on Northern Trust ultimately will depend on the finalization of the July 2018 proposed amendments and further interpretation and guidance by the regulatory agencies responsible for its enforcement. Northern Trust is monitoring developments with respect to the Volcker Rule actively and will revise further its operations and compliance programs as appropriate or required.
Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, trade reporting, and recordkeeping. Title VII also requires certain persons to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The CFTC has finalized most rules further defining these registrant categories, while the SEC continues to draft rules related to security-based swaps. The CFTC’s Title VII rules and regulations are applicable to the Bank’s activity as a swap dealer and include rules related to internal and external business conduct standards, reporting and recordkeeping, mandatory clearing for certain swaps, and trade documentation and confirmation requirements, and applied certain regulatory requirements to cross-border swap activities. In addition, the Federal Reserve Board has finalized regulations applicable to the Bank regarding mandatory posting and collection of margin by certain swap counterparties. The SEC’s rules related to security-based swaps are not currently applicable to the Bank’s swap dealing activity and the Bank’s current trading activity does not mandate its regulation as a security-based swap dealer. Northern Trust continues to monitor Title VII-related regulatory developments and will revise further its operations and/or swaps compliance program as appropriate or required.
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

6 2018 Annual Report | Northern Trust Corporation

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
On January 30, 2017, the Federal Reserve Board announced modifications to capital plan and stress testing rules. Under the modified final rules, the qualitative assessment of CCAR was removed for bank holding companies with total consolidated assets between $50 billion and $250 billion, irrespective of the amount of on-balance-sheet foreign exposure held by such bank holding companies. As a result, capital plans submitted by the Corporation currently are no longer subject to objection from the Federal Reserve Board on qualitative grounds. In lieu of the qualitative assessment of CCAR, the Corporation is subject to a horizontal capital review (HCR), focusing on specific areas of capital planning, conducted as part of the Federal Reserve Board’s normal supervisory process. Any supervisory findings resulting from the HCR are addressed through supervisory communications. Capital plans submitted by the Corporation remain subject to objection from the Federal Reserve Board on quantitative grounds.
The Corporation submitted its capital plan to the Federal Reserve Board in April 2018 as part of the Federal Reserve Board’s 2018 CCAR exercise, and the Federal Reserve Board did not object to the Corporation’s plan. The Corporation will submit its 2019 capital plan to the Federal Reserve Board by April 5, 2019. The Federal Reserve Board is expected to publish either its objection or non-objection to the 2019 capital plan and proposed capital actions, such as dividend payments and share repurchases, in mid-2019.
In addition to the CCAR stress testing requirements, Federal Reserve Board regulations include Dodd-Frank Act stress tests (DFAST). Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually, and to conduct internal stress tests pursuant to regulatory requirements semi-annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline, adverse and severely adverse scenarios provided by the appropriate banking regulator. Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and published. Northern Trust published the results of its company-run stress tests on June 21, 2018, and the results of its company-run mid-cycle stress tests on October 31, 2018.
In April 2018, the Federal Reserve Board proposed revisions to the CCAR exercise and DFAST regulations that would in part integrate the forward-looking stress test results with the non-stress capital requirements discussed below by using the results of the annual supervisory stress test to set specific buffer requirements above minimum capital requirements, which restrict capital distributions under the capital rule and establish a single approach to capital distribution limitations. The April 2018 proposal also would replace the 2.5% capital conservation buffer requirement with a stress capital buffer requirement and establish a stress leverage buffer requirement in addition to the minimum 4% Tier 1 leverage ratio requirement. Under the April 2018 proposal, an institution would be required to maintain capital ratios above its minimum plus its buffer requirements in order to avoid restrictions on its capital distributions and discretionary bonus payments. An institution would be bound by the most stringent distribution limitations, if any, as determined by its capital conservation buffer requirement, its stress leverage buffer requirement and, if applicable, its advanced approaches capital conservation buffer requirement and enhanced supplementary leverage ratio standard.

2018 Annual Report | Northern Trust Corporation 7

The April 2018 proposal also would remove the stress testing assumption that an institution would make all planned capital distributions over the planning horizon, including any planned common stock dividends and repurchases of common stock. Instead, the stress buffer requirements would include only four quarters of planned common stock dividends in order to preserve the incentives for an institution to engage in disciplined, forward-looking dividend planning. Further, the April 2018 proposal would adjust the methodology used in the supervisory stress test to assume that the institution takes actions to maintain a constant level of assets, including loans, trading assets, and securities over the planning horizon and assume that the institution’s risk-weighted assets and leverage ratio denominator generally remain unchanged over the planning horizon. The April 2018 proposal also would remove the quantitative objection in CCAR and eliminate the 30 percent dividend payout ratio as a criterion for heightened scrutiny of an institution's capital plan. The Federal Reserve Board would retain the CCAR qualitative supervisory review and the ability to object to an institution’s capital plan on qualitative grounds based on the adequacy of the institution’s capital planning processes (qualitative objection) for institutions supervised by the Large Institution Supervision Coordination Committee and other large and complex institutions.
Separately, the Regulatory Relief Act immediately raised the threshold for application of DFAST regulations to $100 billion, and this threshold will further increase to $250 billion in November 2019. However, the Regulatory Relief Act did not directly affect the CCAR exercise. In its October 2018 proposal described above, the Federal Reserve Board proposed that the Corporation will be subject to the qualitative and quantitative assessments of the CCAR exercise and the DFAST regulations, but did not address the April 2018 proposal. As of the date of this filing, the Federal Reserve Board has not finalized the April 2018 or October 2018 proposals, and the Corporation cannot predict whether either proposal will be finalized and whether such finalization would alter the way in which the CCAR exercise and DFAST regulations are applied to the Corporation.
Additionally, on December 21, 2018, the Federal Reserve Board announced it will not incorporate the current expected credit losses methodology (CECL) from Accounting Standards Update No. 2016-13 into its supervisory stress tests until at least 2022 to reduce uncertainty, allow for better capital planning at affected firms, and allow the Federal Reserve Board to gather additional information on the impact of CECL. The Federal Reserve Board will still require banking organizations subject to company-run stress test requirements as part of the CCAR exercise to incorporate CECL into their internal stress testing processes beginning in 2020.

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
To implement Basel III for bank holding companies, including the Corporation, the Federal Reserve Board established risk-based and leverage capital guidelines. The federal banking regulators also established risk-based and leverage capital guidelines that FDIC-insured depository institutions, such as the Bank, are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Bank’s risk-based and leverage capital ratios remained strong at December 31, 2018, and were well above the minimum regulatory requirements established by U.S. banking regulators.
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

8 2018 Annual Report | Northern Trust Corporation

The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2018

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	13.7%	12.9%	15.0%	14.1%	16.9%	16.1%	8.0%	8.0%	7.0%
The Northern Trust Company	14.1%	13.1%	14.1%	13.1%	15.8%	14.8%	7.3%	7.3%	6.4%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%

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
Basel III also introduced a capital conservation buffer, requiring banking organizations to hold a buffer of common equity Tier 1 capital above the minimum risk-based capital requirements. The minimum capital conservation buffer in 2018 was 1.875% and will increase to 2.5% for 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a common equity Tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. Basel III also introduced a “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations, such as the Corporation, which is intended to create a capital buffer for such banking organizations during expansionary economic phases in order to protect against declines in asset prices if credit conditions weaken. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures. The U.S. countercyclical buffer is currently set at 0%, and the Federal Reserve Board has indicated that generally it will provide a 12-month phase-in of changes to the minimum required countercyclical buffer and use the notice and comment process to communicate proposed changes to the public. Certain other jurisdictions in which the Corporation has credit exposures currently have countercyclical buffers set at levels greater than 0%, slightly increasing the weighted average countercyclical buffer to which the Corporation is subject.
On December 21, 2018, the Federal Reserve Board adopted a final rule that will permit banking organizations, including the Corporation and the Bank, to elect to phase-in the day-one adverse effects of implementing CECL on regulatory capital calculations over a three-year period. The final rule will take effect April 1, 2019, although CECL is not required to be implemented by public companies until 2020.
As discussed above, in April 2018, the Federal Reserve Board proposed revisions to the Basel III rules that would in part integrate the forward-looking stress test results with the non-stress capital requirements discussed in this section. If implemented, the revisions would establish revised capital requirements for large banking organizations, such as the Corporation, that are institution-specific and risk-sensitive. The April 2018 proposal would also modify several assumptions in the CCAR exercise to align them better with an institution’s expected actions under stress. Separately, the Regulatory Relief Act directed the Federal Reserve Board to revise the Basel III rules to provide relief from the supplementary leverage ratio requirement for certain funds that are deposited with a central bank. Further, in October 2018, the Federal Reserve Board proposed changes to the applicability thresholds for regulatory capital and liquidity requirements for certain large U.S. banking organizations. At the same time, the Federal Reserve Board indicated that, assuming it finalizes the proposal without further modification, the Corporation will be a Category II institution, meaning

2018 Annual Report | Northern Trust Corporation 9

that it will become subject to certain additional capital planning and liquidity reporting requirements. As of the date of this report, the Federal Reserve Board has not finalized the April 2018 or October 2018 proposals or proposed rules to implement the relief provided for in the Regulatory Relief Act. The Corporation cannot predict whether the April 2018 or October 2018 proposals will be finalized, whether and when the rules to implement the relief provided for in the Regulatory Relief Act will be proposed and finalized, and whether finalization of any proposal would alter the way in which the Basel III rules are applied to the Corporation and Bank.

LIQUIDITY STANDARDS
In addition to capital adequacy standards, Basel III introduced two quantitative liquidity standards: a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR). The LCR is intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. In September 2014, the U.S. banking agencies finalized rules to implement the LCR in the United States for large banking organizations, such as the Corporation and the Bank. Among other things, the finalized LCR rules require covered banking organizations, which include the Corporation and the Bank, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a thirty-calendar-day standardized supervisory liquidity stress scenario. The LCR has been fully implemented since January 1, 2017. Northern Trust is required to calculate its LCR on a daily basis and disclose publicly certain LCR information on a quarterly basis.
The NSFR requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities. More specifically, the NSFR requires that the ratio of available stable funding relative to the amount of required stable funding be equal to at least 100% on an ongoing basis. The Basel Committee finalized its NSFR rules in October 2014, which were to be implemented by the Federal Reserve Board as a minimum standard by January 1, 2018. The Federal Reserve Board issued a proposal on May 3, 2016 to implement the NSFR and revised aspects of that proposal in the two October 2018 proposals discussed above, but has not adopted a final rule.
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
As noted above, the Federal Reserve Board has issued proposed rules to implement certain “early remediation requirements” applicable to U.S. bank holding companies with total consolidated assets of $50 billion or more as required under Section 166 of the Dodd-Frank Act. Similar to prompt corrective action, the early remediation requirements would require institutions subject to the proposal to take increasingly stringent corrective measures as the institution’s financial condition deteriorates. No final rule implementing Section 166 has been issued as of the date of this report, and the thresholds at which such a final rule would apply have been raised by the Regulatory Relief Act and may be subject to further rulemaking by the Federal Reserve Board.

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

10 2018 Annual Report | Northern Trust Corporation

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
In May 2016, the Financial Crimes Enforcement Network (FinCEN) issued a new rule that requires certain financial institutions, including the Bank, to obtain beneficial ownership information related to certain legal entity clients. Compliance with the new rule has been required since May 2018. As part of its AML compliance program, Northern Trust has implemented, and continues to maintain, processes and controls to comply with the new beneficial ownership information collection rule.
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

2018 Annual Report | Northern Trust Corporation 11

DEPOSIT INSURANCE AND ASSESSMENTS
The Bank accepts deposits, and eligible deposits have the benefit of FDIC insurance up to the applicable limit. The current limit for FDIC insurance for deposit accounts is $250,000 for each depositor account. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions. Certain liquid assets are excluded from the deposit insurance assessment base of custody banks that satisfy certain institutional eligibility criteria. This has the effect of reducing the amount of deposit insurance fund insurance premiums due from custody banks. In March 2016, the FDIC finalized a surcharge assessment on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, in connection with the Dodd-Frank Act requirement to increase the Deposit Insurance Fund’s minimum reserve ratio from 1.15% to 1.35% without increasing the assessments of small insured depository institutions. This surcharge assessment remained in effect until September 30, 2018, when the reserve ratio reached 1.35%. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, placing new restrictions on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, with respect to the deduction of all or a portion of all of their deposit insurance assessment payments as business expenses for federal taxation purposes. As a result of this tax law change, the Bank is no longer able to deduct its FDIC deposit insurance assessment payments.

FIDUCIARY RULE
The U.S. Department of Labor issued a final regulation and related prohibited transaction exemptions, effective June 2017, which significantly expanded the concept of “investment advice” for the purpose of determining fiduciary status to employee benefits plans, plan participants, and individual retirement account (IRA) owners under ERISA and the Internal Revenue Code (IRC). However, in June 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the final regulation, and related prohibited transaction exemptions, and thus they are no longer in effect. In anticipation of the Fifth Circuit’s action, the Department of Labor issued guidance in May 2018 stating that, pending the issuance of further regulations, exemptions or administrative guidance, it will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently and in good faith to comply with the “impartial conduct standards” set forth in the vacated regulation for transactions that would have been exempted by the vacated prohibited transaction exemptions. The Corporation is operating under the Department of Labor’s May 2018 guidance pending further developments.

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
Most states, the European Union (EU) and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning financial privacy and security and requiring notification of data breaches. For example, a new European data protection framework - the General Data Protection Regulation (GDPR) - was adopted on April 8, 2016, and became effective in all European Economic Area (EEA) member states on May 25, 2018. GDPR is designed to harmonize data privacy laws across the EEA, to protect EEA citizens’ data privacy and to reshape the way organizations across the region approach data privacy. GDPR has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of GDPR could be fined up to €20 million or 4% of their annual global turnover (i.e., revenue) for the preceding fiscal year, whichever is greater.

12 2018 Annual Report | Northern Trust Corporation

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

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, branches and subsidiaries conducting banking and asset servicing businesses in the United Kingdom are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the PRA or the Financial Conduct Authority (FCA) and regulated by the FCA and, in some instances, also the PRA. The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
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
The following items provide a brief description of certain recently implemented and in-progress regulatory changes in the EU and UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “The Dodd-Frank Act – Resolution Planning” and “Privacy and Security,” respectively, above.

Revised Capital Requirements Directive and revised Capital Requirements Regulation. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) govern the legal framework for banking regulation in the EU, including, among other things, own fund requirements. On November 23, 2016, the EU Commission published a proposal for a revision of the CRD (CRD V) and the CRR (CRR II). Formal adoption of CRD V and CRR II by the EU Parliament and European Council has not yet occurred. Further, CRD V and CRR II currently contain mandates for the European Banking Authority (EBA) to produce a number of regulatory technical standards (RTS) and implementing technical standards (ITS), which remain under development.
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. CSDR requires several “Level 2” (or implementing) measures in order for its provisions to take effect fully. A number of these “Level 2” measures were published in 2017. Most recently, on September 13, 2018, the EU Commission Delegated Regulation (EU) 2018/1229 supplementing the CSDR with regard to technical standards on settlement discipline was published in the EU’s Official Journal. The Delegated Regulation, which is expected to enter into force on September 14, 2020, sets out measures to prevent and address failed settlements and encourage settlement discipline by monitoring failed settlements, collecting and distributing cash penalties for failed settlements, and specifying the operational details of the buy-in process.
Securities Financing Transactions and Reuse of Collateral Regulation. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral (SFTR) as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions. The SFTR entered into force on January 12, 2016, subject to certain transitional provisions. SFTR requires adoption of certain “Level 2” measures which are being finalized by relevant authorities.
UK Criminal Finances Act. On September 30, 2017, the UK Criminal Finances Act (CFA) entered into force. The CFA has extra-territorial effect, introducing certain new corporate criminal offenses in circumstances where a corporate entity or partnership (a “relevant body”) fails to prevent an “associated person” (broadly meaning an employee, agent or

2018 Annual Report | Northern Trust Corporation 13

person who performs services for or on behalf of the relevant body) from criminally facilitating the evasion of tax, whether the tax evaded is owed (i) in the United Kingdom or (ii) in a foreign country if the relevant body has a nexus, or any conduct constituting part of the foreign tax evasion facilitation offence takes place, in the United Kingdom. These corporate offenses are strict liability offenses, such that in circumstances where an associated person of a relevant body criminally facilitates the evasion of tax and such relevant body has failed to prevent the associated person from committing such criminal facilitation of tax evasion, the relevant body will itself be guilty of a criminal offense carrying unlimited fines, unless it can show that it put in place reasonable prevention procedures (or by showing that it was not reasonable in all the circumstances to expect the relevant body to have any prevention procedures in place).
Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) became applicable in all EU member states, subject to certain transitional provisions. The principal objectives of the BMR are to restore investor confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds, and the benchmark-setting process itself. The BMR aims to achieve these objectives by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure.
Market in Financial Instruments Directive. On January 3, 2018, the recast Market in Financial Instruments Directive (MiFID II) became applicable to investment services and activities in the EU. MiFID II, together with the Markets in Financial Instruments Regulation (MiFIR I), repealed and recast the Markets in Financial Instruments Directive (2004/39/EC) (MiFID). Going forward, MiFID II and MiFIR I form the EU legal framework governing the requirements applicable to investment firms, trading venues, data reporting service providers and third-country firms providing investment services or activities in the EU.
Money Market Funds Regulation. On June 30, 2017, an EU regulation on money market funds (MMFR) with a view of making money market funds more resistant to crises and market turbulence was published. Subject to certain transitional provisions, the MMFR became applicable on July 21, 2018 for new money market funds and January 21, 2019 for existing money market funds. It will impose detailed rules relating to the investment policies, risk management and other operational aspects of such funds. Further “Level 2” regulations containing the technical implementation of the MMFR were published in 2018. Technical guidelines to clarify how to comply with certain reporting obligations under MMFR remain under development.
European Deposit Insurance Scheme. On October 11, 2017, the EU Commission announced that it aims to complete all parts of the European Banking Union by 2018. This will require, among other things, the creation of a single European Deposit Insurance Scheme (EDIS), applying to deposit guarantee schemes (DGSs) in EU member states participating in the single supervisory mechanism (SSM) and credit institutions in those member states. The EDIS will not directly affect member states that are not participating in the SSM, such as the United Kingdom, meaning that the Financial Services Compensation Scheme (FSCS), the UK DGS, will not be subject to the EDIS. The EU Council and Parliament continue to consider the legislative proposal for the EDIS regulation, which was published by the EU Commission in November 2015. The EU Commission proposed changes to its approach to the EDIS in its October 2017 communication on completing the banking union but to date has not published any revisions to the text of the EDIS regulation to reflect these changes.
Fifth EU Money Laundering Directive. On July 9, 2018, the Fifth EU Money Laundering Directive (MLD5) entered into force. MLD5 must be transposed into local law by EU member states by January 10, 2020 and introduces the following key changes to the current EU AML regime: (i) EU member states must ensure that registers of ultimate beneficial owners of companies and other legal entities become accessible to the general public; (ii) the current AML regime is extended to additional service providers, such as electronic wallet providers, virtual currency exchange service providers, and art dealers, and further specifications regarding the scope of application of MLD5 with respect to tax advisors and estate agents are provided; (iii) the threshold for identifying holders of prepaid cards is lowered to €150; and (iv) EU member states will be required to implement enhanced due diligence measures to monitor suspicious transactions involving high-risk countries more strictly.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2018, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Staff
Northern Trust employed approximately 18,800 full-time equivalent staff members as of December 31, 2018.

14 2018 Annual Report | Northern Trust Corporation

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

•	Average Consolidated Balance Sheets with Analysis of Net Interest Income for the years ended December 31, 2018, 2017 and 2016.

•	Changes in Net Interest Income for the years ended December 31, 2018 and 2017.

•	Remaining Maturity and Average Yield of Debt Securities Held to Maturity and Available for Sale as of December 31, 2018.

•	Remaining Maturity of Selected Loans and Leases as of December 31, 2018.

•	Distribution of Non-U.S. Loans by Type as of December 31, 2018, 2017, 2016, 2015 and 2014.

•	Allowance for Credit Losses Relating to Non-U.S. Operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

•	Analysis of Allowance for Credit Losses for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

•	Average Deposits by Type as of December 31, 2018, 2017 and 2016.

•	Distribution of Non-U.S. Deposits by Type as of December 31, 2018, 2017 and 2016.

•	Remaining Maturity of Time Deposits $100,000 or More as of December 31, 2018.

•	Average Rates Paid on Interest-Related Deposits by Type for the years ended December 31, 2018, 2017 and 2016.

•	Selected Average Assets and Liabilities Attributable to Non-U.S. Operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

•	Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

•	Non-U.S. Outstandings as of December 31, 2018, 2017 and 2016.

•	Purchased Funds as of December 31, 2018, 2017 and 2016.

The following statistical disclosures, included under Items 6, 7 and 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

•
Item 6, “Selected Financial Data,” includes the Corporation’s consolidated return on average common equity, return on average assets, dividend payout ratio and ratio of average equity to average assets.

•
The “Securities Portfolio” table (Item 7) provides the book values of investments in obligations of the U.S. government, states and political subdivisions, and other held to maturity and available for sale debt securities as of December 31, 2018, 2017 and 2016.

•	The “Composition of Loan Portfolio” table (Item 7) provides loans and leases by type as of December 31, 2018, 2017, 2016, 2015 and 2014.

•	The “Nonperforming Assets” table (Item 7) provides information about the Corporation’s nonaccrual, past due and restructured loans receivable as of December 31, 2018, 2017, 2016, 2015 and 2014.

•	The “Commercial Real Estate Loans” table (Item 7) provides details of loan concentrations as of December 31, 2018 and 2017.

•
The “Allocation of the Allowance for Credit Losses” table (Item 7) provides a breakdown of the allowance for credit losses by loan class and illustrates the proportion of each loan class to total loans.

•	The “Allowance and Provision for Credit Losses” section (Item 7) provides a discussion of the factors which influenced management’s judgment in determining the provision for credit losses.

•	Note 6, “Loans and Leases,” (Item 8) provides the Corporation’s forgone interest income on nonaccrual loans, as well as a description of the nature of non-U.S. loans as of December 31, 2018 and 2017.

•	Note 1, “Summary of Significant Accounting Policies,” (Item 8) provides a discussion of Northern Trust’s policy for placing loans on non-accrual status.

•
Further discussion of Northern Trust’s management of credit risk with respect to the provision and allowance for credit losses is provided in the following information that is incorporated herein by reference to the notes to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

2018 Annual Report | Northern Trust Corporation 15

•Note 1, “Summary of Significant Accounting Policies”:
•H. Loans and Leases.
•I. Allowance for Credit Losses.
•L. Other Real Estate Owned (OREO).
•Note 6, “Loans and Leases.”
•Note 7, “Allowance for Credit Losses.”
•Note 8, “Concentrations of Credit Risk.”
•Note 28, “Off-Balance-Sheet Financial Instruments.”

16 2018 Annual Report | Northern Trust Corporation

ITEM 1A - RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the risk factors that we have identified as being most significant to Northern Trust. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock and other securities; reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients and counterparties have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers, which may affect adversely our ability to raise capital and secure other funding or the cost at which we are able to do so. Further, additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could affect us adversely. We cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.
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
The direction and level of interest rates are important factors in our earnings. Although the Federal Reserve Board has raised the target Federal Funds rate range in recent years, interest rates generally remain low relative to historical levels. Low interest rate environments have had in the past, and may have in the future, a negative impact on our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. Low interest rate environments also have historically had a negative impact on our fees earned on certain of our products. For example, in the past, we have from time to time waived certain fees associated with money market mutual funds due to short-term interest rate levels. While we did not implement any such fee waivers in 2018, we may do so in the future if short-term interest rate levels decline. Low net interest margins and fee waivers each negatively impact our earnings.
Conversely, a continued rise in interest rates also may affect us negatively. For example, we may be impacted negatively if such an increase were to cause: market volatility and downturns in equity markets, resulting in a decrease in the valuations of the assets we manage or service for others, which generally impact our earnings negatively; our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower

2018 Annual Report | Northern Trust Corporation 17

performance, yield and fees; a decline in the value of securities held in our portfolio of investment securities, resulting in decreased levels of capital and liquidity; or higher funding costs.
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
In June 2016, United Kingdom (UK) voters approved a departure from the European Union (EU), commonly referred to as “Brexit.” In March 2017, the UK delivered a formal notice of withdrawal to the EU. The terms of the withdrawal are subject to a negotiation period expected to last at least two years from the withdrawal notification date and such negotiation period likely will be followed by additional negotiations between the EU and the UK concerning future relations between the parties. On December 8, 2018, the UK and EU jointly published the terms of a withdrawal agreement, which to date has failed to generate the support of the UK Parliament, and a non-binding statement on future relations. The ultimate impact of Brexit on the Corporation and the Bank remains uncertain and will depend on the final terms of withdrawal and the post-Brexit relationships between the UK and other EU nations. Further, such impact may be more pronounced if the withdrawal were to occur without a transition agreement in place between the UK and the EU. Brexit has contributed, and may continue to contribute, to market volatility, particularly the valuation of the Euro and British pound, and could have significant adverse effects on our businesses, financial condition and results of operations. Additionally, certain of our EU operations are conducted through subsidiaries located in the UK, leveraging the EU financial services “passport,” which permits activities throughout the single EU market without needing to obtain local authorizations. In conjunction with our Brexit-related preparations, and to mitigate the potential risk that our UK subsidiaries will be unable to retain their EU financial services “passports,” we have taken steps to implement certain changes to our organizational structure, including the establishment of an EU-domiciled credit institution in Luxembourg. We have incurred, and may in the future continue to incur, additional costs associated with such measures and unforeseen political, regulatory, or other developments related to Brexit, or operational issues associated with the organizational restructuring related thereto, also may result in additional costs and disruption to our EU banking business.

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
Our investment securities portfolio represents a greater proportion, and our loan and lease portfolios represent a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market

18 2018 Annual Report | Northern Trust Corporation

values available from third-party sources, may fluctuate as a result of market volatility and economic or financial market conditions. For example, the global financial crisis of 2007-08 and resultant period of economic turmoil and financial market disruption affected negatively the liquidity and pricing of securities, generally, and asset-backed and auction rate securities, in particular. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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

•	unsuccessful or difficult implementation of computer systems upgrades;

•	defects in product design or delivery;

•	difficulty in accurately pricing assets, which can be aggravated by market volatility and illiquidity and lack of reliable pricing from third-party vendors;

2018 Annual Report | Northern Trust Corporation 19

•	negative developments in relationships with key counterparties, third-party vendors, employees or associates in our day-to-day operations; and

•	external events that are wholly or partially beyond our control, such as natural disasters, pandemics, computer viruses, geopolitical events, political unrest or acts of terrorism.

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
Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and our proprietary and confidential information, and security breaches, including cyber-attacks, could expose us to a risk of theft, loss or other misappropriation of this information. Our security measures may be breached due to the actions of outside parties, employee error, failure of our controls with respect to granting access to our systems, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary and confidential information, resulting in theft, loss or other misappropriation of this information. Regulators globally are also introducing the potential for greater monetary fines on institutions that suffer from breaches leading to the theft, loss or other misappropriation of such information. For example, the General Data Protection Regulation (GDPR), which was adopted by the EU in 2016 and became effective in May 2018, establishes new requirements regarding the handling of personal information. Noncompliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal and other types of information could greatly increase the size of potential fines related to the protection of such information.
Information security risks for large financial institutions like us are significant in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of hackers, terrorists, organized crime and other external parties, including foreign state actors. If we fail to continue to upgrade our technology infrastructure to ensure effective cyber-security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack and, consequently, subject to significant regulatory penalties. Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
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
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private information, and reputational harm. Although we have not to our knowledge suffered a material breach of our systems, we and our clients have been subject to cyber-attacks, and it is possible that we could suffer a material breach in the future. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. We expect to continue to face increasing cyber-threats,

20 2018 Annual Report | Northern Trust Corporation

including computer viruses, ransomware and other malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. If a breach of our security occurs, we could be the subject of legal claims or proceedings, including regulatory investigations and actions, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation.
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
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, we must constantly improve and update our information technology infrastructure. Upgrading, replacing, and modernizing these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to and invest in changes and advancements in technology could limit our ability to attract and retain clients, prevent us from offering products and services comparable to those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.

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

2018 Annual Report | Northern Trust Corporation 21

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
In conducting our U.S. and non-U.S. business, we are subject to risks of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets, in which we have been expanding our business activities. Our non-U.S. operations accounted for 34% of our revenue in 2018. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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

22 2018 Annual Report | Northern Trust Corporation

Failure to control our costs and expenses adequately could affect our earnings negatively.
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Failure to control these and other costs could affect our earnings negatively and reduce our competitive position. In October 2017, we announced our “Value for Spend” expense management initiative, through which we intend to realize $250 million in expense run-rate savings by 2020 through improved organizational alignment, process optimization and strategic sourcing. Although we have made progress toward achieving this level of expense run-rate savings, we cannot provide assurance that the overall “Value for Spend” initiative will be successful, nor can we predict its overall effect on our financial condition or results of operations.

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

2018 Annual Report | Northern Trust Corporation 23

The failure or perceived weakness of any of our significant counterparties could expose us to loss.
The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. Further, the consolidation of financial service firms and the failures of other financial institutions has in the past, and may in the future increase the concentration of our counterparty risk. These risks are heightened by the fact that our operating model relies on the use of unaffiliated sub-custodians to a greater degree than certain of our competitors that have banking operations in more jurisdictions than we do. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, financial condition and results of operations.

Changes in the method pursuant to which the London Interbank Offered Rate (LIBOR) or other interest rate benchmarks are determined could adversely impact our business and results of operations.
Many financial markets currently rely on interbank offered rates (each, an IBOR) as mutually agreed upon reference rates serving as the basis for the pricing and valuation of assets, trading positions, loans and other financial transactions. Following historical concerns about attempted manipulation of IBOR levels, as well as a potential lack of liquidity in the underlying activity that contributes to an IBOR setting, global regulators have signaled interest in replacing existing IBOR rates with alternative reference rates. While there are multiple IBORs, LIBOR is the most widely used interest rate benchmark in the world and serves as the reference rate for our floating-rate funding, certain of the products that we own or offer, various lending and securities transactions in which we are involved, and many derivatives that we use to manage our or our clients’ risk. LIBOR has been the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks. Any change in the availability or calculation of LIBOR or other interest rate benchmarks may affect adversely the cost or availability of floating-rate funding; the yield on loans or securities held by us; the amounts received and paid on derivative instruments we have entered into; the value of loans, securities, or derivative instruments held by us or our clients, which, in the case of assets held by our clients, could also negatively impact the amount of fees we earn in relation to such assets; the trading market for securities based on LIBOR or other benchmarks; the terms of new loans being made using different or modified reference rates; or our ability to use derivative instruments to manage risk effectively. Further, the potential transition away from the use of LIBOR or other interest rate benchmarks, or uncertainty related to any such potential transition, may cause us to recognize additional costs or experience operational disruptions, which may negatively impact our business, financial condition or results of operations.

Liquidity Risks
If we do not manage our liquidity effectively, our business could suffer.
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

24 2018 Annual Report | Northern Trust Corporation

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

2018 Annual Report | Northern Trust Corporation 25

Regulatory and Legal Risks
Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
Virtually every aspect of our business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank and many of the Corporation’s other subsidiaries are regulated heavily by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are directed specifically at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not our stockholders or other security holders. The Corporation and its subsidiaries also are regulated heavily by bank, securities and other regulators globally and subject to evolving laws and regulations regarding privacy and data protection, including the GDPR. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, changes in laws or failure to comply with new requirements or with future changes in laws or regulations may impact our results of operations and financial condition negatively.

The ongoing implementation of the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act, may have a material effect on our operations.
The Dodd-Frank Act became law in July 2010 and has had a significant impact on the regulatory and compliance structure in which we operate. In February 2017, an executive order was issued by the President (i) establishing core principles for regulating the U.S. financial system and (ii) instructing the U.S. Secretary of the Treasury to consult with heads of the member agencies of the U.S. Financial Stability Oversight Council and to issue reports that identify laws, regulations, and policies, including those implemented under the Dodd-Frank Act, that inhibit federal regulation of the U.S. financial system in a manner consistent with the core principles. The required reports were issued in 2017 and 2018, and further action may be taken in the future regarding the reports’ recommendations. In May 2018, Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), containing significant amendments to the Dodd-Frank Act and requiring the Federal Reserve Board and other regulatory agencies to adopt various implementing regulations. While some of the implementing regulations have been finalized, others remain subject to further regulatory action, and there remains uncertainty surrounding the manner in which certain of the existing provisions will be implemented by the various regulatory agencies. These legislative and regulatory changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements, and any further changes to or resulting from the Dodd-Frank Act and the EGRRCPA may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise affect our business adversely.
Failure to address shortcomings identified by regulators in our 2015 resolution plan could result in restrictions or directives that restrict our ability to grow or even conduct our business.
Section 165(d) of the Dodd-Frank Act and implementing regulations jointly issued by the Federal Reserve Board and the FDIC require bank holding companies with at least $50 billion in assets, which includes the Corporation, to submit annually a resolution plan to the Federal Reserve Board and the FDIC detailing the bank holding company’s plan for rapid and orderly resolution in the event of material financial distress or failure. If the regulators jointly determine that our resolution plan is not “credible” or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the Corporation could be subject to more stringent capital, leverage or liquidity requirements, restrictions on growth, activities or operations, or be required to divest certain assets or operations. On March 24, 2017, the Federal Reserve Board and the FDIC jointly identified certain “shortcomings” in the resolution plan submitted by the Corporation in December 2015. While the identification of shortcomings is different from a determination that the plan is not credible, the Corporation was required to address satisfactorily the identified shortcomings in the Corporation’s resolution plan submitted to the Federal Reserve Board and the FDIC on December 19, 2017, with respect to which the Corporation has not yet received formal regulatory feedback. If the Federal Reserve Board and the FDIC jointly decide that the Corporation’s 2017 resolution plan fails to address the identified shortcomings in a satisfactory manner, then the Federal Reserve Board and the FDIC could jointly determine that the 2017 resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, and could subject us to the measures described above.

26 2018 Annual Report | Northern Trust Corporation

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
Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is an important part of our business. Failure to comply with the terms of governing documents and applicable laws, manage adequately risks or manage appropriately the differing interests often involved in the exercise of fiduciary responsibilities may subject us to liability or cause client dissatisfaction, which may impact negatively our earnings and growth.

2018 Annual Report | Northern Trust Corporation 27

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
The failure to meet client expectations or fiduciary or other obligations, operational failures, litigation, regulatory actions or fines, the purported actions of our affiliates, vendors or other third parties with which we do business, the purported actions or statements of our employees or adverse publicity could materially and adversely affect our reputation as well as our ability to attract and retain clients or key employees. Damage to our reputation for delivery of a high level of service could undermine the confidence of clients and prospects in our ability to serve them and accordingly affect our earnings negatively. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other

28 2018 Annual Report | Northern Trust Corporation

parties in a wide range of transactions that are important to our business and the performance of our common stock. Failure to maintain our reputation ultimately would have an adverse effect on our ability to manage our balance sheet or grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively. Further, whereas negative public opinion once was driven primarily by adverse news coverage in traditional media, the proliferation of social media channels utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, including through the rapid dissemination of inaccurate, misleading or false information, which could harm our reputation or have other negative consequences.

We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which financial institutions are investing significantly in evaluating new technologies, such as blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important to our success. Falling behind our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased cybersecurity and other information technology threats. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

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

2018 Annual Report | Northern Trust Corporation 29

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
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the Act) was signed into law. The Act introduced a number of changes in then-existing tax law impacting businesses including, among other things, a reduction in the corporate income tax rate from 35% to 21%, disallowance of certain deductions that had previously been allowed, limitations on interest deductions, alteration of the expensing of capital expenditures, adoption of a territorial tax system, assessment of a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introduction of certain anti-base erosion provisions. In the fourth quarter of 2017, we recognized a net tax benefit of $53.1 million associated with the Act. In conjunction with the issuance by the IRS of additional guidance with respect to the Act and certain additional analyses conducted by the Corporation, we also recognized an additional $4.8 million of net income tax benefits in 2018 related to the Act. The ultimate impact of the Act on our financial condition and results of operations in 2018 and future years remains uncertain and may differ materially from our expectations due to the issuance of technical guidance regarding elements of the Act, changes in interpretations and assumptions we have made with respect to the Act, and changes to the competitive landscape in which we operate and other factors.
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

30 2018 Annual Report | Northern Trust Corporation

Bank is unable to pay dividends to the Corporation in the future, our ability to pay dividends on the Corporation’s common stock would be affected adversely.
Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to our preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of the Corporation also generally will be prohibited in the event that we do not declare and pay in full dividends on our Series C Non-Cumulative Perpetual Preferred Stock (Series C preferred stock) and Series D Non-Cumulative Perpetual Preferred Stock (Series D preferred stock). Further, in the future if we default on certain of our outstanding debt or elect to defer interest payments on our Floating Rate Capital Debt we will be prohibited from making dividend payments on our common stock until such payments have been brought current.
Any reduction or elimination of our common stock dividend, or even our failure to increase our common stock dividend along with our competitors, likely would have a negative effect on the market price of our common stock.
For more information on dividend restrictions, see “Supervision and Regulation-Payment of Dividends” in Item 1, “Business,” of this Annual Report on Form 10-K.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building are two office buildings in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 20 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in six facilities: a leased facility at 801 South Canal Street in Chicago; a leased facility at 231 South La Salle Street in Chicago; a leased facility in Tempe, Arizona; and three Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from three facilities in Bangalore, two facilities in Limerick, as well as one facility in each of Manila and Pune, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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
ITEM 3 – LEGAL PROCEEDINGS
The information presented under the caption “Legal Proceedings” in Note 25, “Contingent Liabilities,” included under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K is incorporated herein by reference.

2018 Annual Report | Northern Trust Corporation 31

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

32 2018 Annual Report | Northern Trust Corporation

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information with regard to each executive officer of the Corporation.

Michael G. O’Grady - Mr. O’Grady, age 53, joined Northern Trust in 2011 and has served as Chairman of the Board since January 2019, Chief Executive Officer since January 2018 and as President since January 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.

Aileen B. Blake - Ms. Blake, age 51, joined Northern Trust in 2004 and has served as Executive Vice President and Controller since May 2017. Prior to that, Ms. Blake served as Executive Vice President and Director of Financial Planning and Strategy from February 2016 to May 2017 and as Head of Enterprise Productivity from 2011 to February 2016. She also previously served as Controller from 2004 to 2011.

S. Biff Bowman - Mr. Bowman, age 55, joined Northern Trust in 1985 and has served as Executive Vice President and Chief Financial Officer since 2014. Prior to that, Mr. Bowman served as Executive Vice President, Human Resources from 2012 to 2014. From 2010 to 2012, Mr. Bowman was the Head of Americas for Corporate & Institutional Services. From 2008 to 2010, he served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa.

Robert P. Browne - Mr. Browne, age 53, joined Northern Trust in 2009 as Executive Vice President and Chief Investment Officer. Before joining Northern Trust, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments for ING Investment Management Holdings N.V. from 2004 to 2009.

Peter B. Cherecwich - Mr. Cherecwich, age 54, joined Northern Trust in 2007 and has served as Executive Vice President and President of Corporate & Institutional Services since February 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.

Steven L. Fradkin - Mr. Fradkin, age 57, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since September 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. He served as Chief Financial Officer from 2004 to 2009.

Wilson Leech - Mr. Leech, age 57, joined Northern Trust in 2004 and has served as Executive Vice President and Chief Risk Officer since February 2017. Prior to that Mr. Leech served as Executive Vice President, Corporate & Institutional Services for Europe, Middle East and Africa from 2010 to 2017 and as Head of Global Fund Services from 2005 to 2010. From 2004 to 2005, he served as Chief Financial Officer for Europe, Middle East and Africa and Asia Pacific. Before joining Northern Trust, Mr. Leech served in various operational and financial roles at State Street Corporation and the Royal Bank of Scotland.

Susan C. Levy - Ms. Levy, age 61, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time and as Corporate Secretary since October 2018. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

Teresa A. Parker - Ms. Parker, age 58, joined Northern Trust in 1982 and has served as Executive Vice President and President of Corporate & Institutional Services for Europe, Middle East and Africa since June 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for Asia Pacific.

Thomas A. South - Mr. South, age 49, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since September 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer for Operations & Technology from 2013 to 2014.

2018 Annual Report | Northern Trust Corporation 33

Joyce M. St. Clair - Ms. St. Clair, age 59, joined Northern Trust in 1992 and has served as Executive Vice President and Chief Human Resources Officer since July 2018. Prior to that, Ms. St. Clair served as Executive Vice President and Chief Capital Management Officer from 2015 to 2018, as President of Enterprise Operations from 2014 to 2015, as President of Operations & Technology from 2011 to 2014, and as Chief Risk Officer from 2007 to 2011.

Shundrawn A. Thomas - Mr. Thomas, age 45, joined Northern Trust in 2004 and has served as Executive Vice President and President of Asset Management since October 2017. Prior to that, Mr. Thomas served as Executive Vice President and Head of the Funds and Managed Accounts Group from 2014 to 2017 and as Head of the Exchange-Traded Funds Group from 2010 to 2014. He also previously served as President and Chief Executive Officer of Northern Trust Securities, Inc. from 2009 to 2010 and as Head of Corporate Strategy from 2006 to 2009.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

34 2018 Annual Report | Northern Trust Corporation

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,805 shareholders of record as of January 31, 2019.
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2018.

TABLE 2: PURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2018

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN (1)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2018	797,315	$97.04	797,315	22,085,658
November 1 - 30, 2018	545,459	96.25	545,459	21,540,199
December 1 - 31, 2018	1,139,328	88.53	1,139,328	20,400,871

Total (Fourth Quarter)	2,482,102	$92.96	2,482,102	20,400,871

(1) Repurchases were made pursuant to the repurchase program announced by the Corporation on July 17, 2018 under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation's common stock. The repurchase program has no expiration date.

2018 Annual Report | Northern Trust Corporation 35

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2018. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2013 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2013 with Reinvestment of Dividends

	DECEMBER 31,
	2013	2014	2015	2016	2017	2018
Northern Trust	$100	$111	$121	$153	$174	$149
S&P 500	100	114	115	129	157	150
KBW Bank Index	100	109	110	141	167	138

36 2018 Annual Report | Northern Trust Corporation

ITEM 6 – SELECTED FINANCIAL DATA

	2018	2017	2016	2015	2014
FOR THE YEAR ENDED DECEMBER 31,
CONDENSED STATEMENTS OF INCOME (In Millions)
Noninterest Income	$4,337.5	$3,946.1	$3,726.9	$3,632.5	$3,325.7
Net Interest Income	1,622.7	1,429.2	1,234.9	1,070.1	1,005.5
Total Revenue	$5,960.2	$5,375.3	$4,961.8	$4,702.6	$4,331.2
Provision for Credit Losses	(14.5)	(28.0)	(26.0)	(43.0)	6.0
Noninterest Expense	4,016.9	3,769.4	3,470.7	3,280.6	3,135.0
Income before Income Taxes	$1,957.8	$1,633.9	$1,517.1	$1,465.0	$1,190.2
Provision for Income Taxes	401.4	434.9	484.6	491.2	378.4
Net Income	$1,556.4	$1,199.0	$1,032.5	$973.8	$811.8
Preferred Stock Dividends	46.4	49.8	23.4	23.4	9.5
Net Income Applicable to Common Stock	$1,510.0	$1,149.2	$1,009.1	$950.4	$802.3

PER COMMON SHARE
Net Income – Basic	$6.68	$4.95	$4.35	$4.03	$3.34
– Diluted	6.64	4.92	4.32	3.99	3.32
Cash Dividends Declared Per Common Share	1.94	1.60	1.48	1.41	1.30
Book Value – End of Period (EOP)	43.95	41.28	38.88	36.27	34.54
Market Price – EOP	83.59	99.89	89.05	72.09	67.40

SELECTED BALANCE SHEET DATA (In Millions)
At Year End:
Earning Assets	$122,847.3	$129,656.6	$115,446.4	$106,848.9	$100,889.8
Total Assets	132,212.5	138,590.5	123,926.9	116,749.6	109,946.5
Deposits	104,496.8	112,390.8	101,651.7	96,868.9	90,757.0
Senior Notes	2,011.3	1,497.3	1,496.6	1,497.4	1,497.0
Long-Term Debt	1,112.4	1,449.5	1,330.9	1,371.3	1,615.1
Stockholders’ Equity	10,508.3	10,216.2	9,770.4	8,705.9	8,448.9
Average Balances:
Earning Assets	$113,731.0	$111,178.3	$107,037.6	$102,249.8	$95,947.5
Total Assets	122,946.6	119,607.4	115,570.3	110,715.1	104,083.5
Deposits	95,103.1	96,504.8	93,613.9	90,768.0	84,656.6
Senior Notes	1,704.0	1,496.9	1,496.6	1,497.2	1,661.2
Long-Term Debt	1,296.8	1,519.4	1,392.4	1,426.4	1,654.9
Stockholders’ Equity	10,228.9	9,980.6	9,085.3	8,624.5	8,166.5

CLIENT ASSETS (In Billions)
Assets Under Custody/Administration	$10,125.3	$10,722.6	$8,541.3	$7,797.0	N/A
Assets Under Custody	7,593.9	8,084.6	6,720.5	6,072.1	5,968.8
Assets Under Management	1,069.4	1,161.0	942.4	875.3	934.1

SELECTED RATIOS AND METRICS
Financial Ratios and Metrics:
Return on Average Common Equity	16.2%	12.6%	11.9%	11.5%	10.0%
Return on Average Assets	1.27	1.00	0.89	0.88	0.78
Dividend Payout Ratio	29.2	32.5	34.3	35.3	39.2
Net Interest Margin (*)	1.46	1.33	1.18	1.07	1.08
Average Stockholders’ Equity to Average Assets	8.3	8.3	7.9	7.8	7.8

Capital Ratios:	DECEMBER 31, 2018		DECEMBER 31, 2017		DECEMBER 31, 2016		DECEMBER 31, 2015		DECEMBER 31, 2014
	ADVANCED APPROACH	STANDARDIZED APPROACH(a)	ADVANCED APPROACH	STANDARDIZED APPROACH(a)	ADVANCED APPROACH	STANDARDIZED APPROACH(a)	ADVANCED APPROACH	STANDARDIZED APPROACH(a)	ADVANCED APPROACH	STANDARDIZED APPROACH(a)
Common Equity Tier 1	13.7%	12.9%	13.5%	12.6%	12.4%	11.8%	11.9%	10.8%	12.4%	12.5%
Tier 1	15.0	14.1	14.8	13.8	13.7	12.9	12.5	11.4	13.2	13.3
Total	16.9	16.1	16.7	15.8	15.1	14.5	14.2	13.2	15.0	15.5
Tier 1 Leverage	8.0	8.0	7.8	7.8	8.0	8.0	7.5	7.5	N/A	7.8
Supplementary Leverage(b)	7.0	N/A	6.8	N/A	6.8	N/A	6.2	N/A	N/A	N/A

(*) Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 88.
(a) In 2014, Standardized Approach risk-weighted assets were determined by Basel I requirements. Effective with the first quarter of 2015, risk-weighted assets are calculated in accordance with the Basel II Standardized Approach final rules.
(b) Effective with the first quarter of 2015, advanced approaches banking organizations must calculate and report their supplementary leverage ratio. Effective January 1, 2018, the Corporation and Bank are subject to a minimum supplementary leverage ratio of 3 percent.

2018 Annual Report | Northern Trust Corporation 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
Northern Trust Corporation (the Corporation) is a financial holding company that is a leading provider of wealth management, asset servicing, asset management, and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business.
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (the Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 20 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our” or similar terms refers to the Corporation and its subsidiaries on a consolidated basis.
FINANCIAL OVERVIEW
Net income in 2018 totaled $1.56 billion, up $357.4 million or 30%, from $1.20 billion in 2017. Earnings per diluted common share totaled $6.64 in 2018 compared to $4.92 in 2017. Return on average common equity improved to 16.2% in 2018 from 12.6% in 2017.
Revenue increased 11% to $5.96 billion in 2018 from $5.38 billion in the prior year, driven by a 9% increase in trust, investment and other servicing fees, a 14% increase in net interest income, and a 46% increase in foreign exchange trading income, partially offset by a 19% decline in other operating income.
Client assets under custody/administration (AUC/A) and under custody, a component of AUC/A, were each down 6%, as of December 31, 2018 as compared to December 31, 2017 levels. Client assets under management were down 8% as of December 31, 2018 as compared to December 31, 2017 levels. As of December 31, 2018, AUC/A decreased to $10.13 trillion from $10.72 trillion at December 31, 2017. As of December 31, 2018, client assets under custody decreased to $7.59 trillion from $8.08 trillion, and included $4.70 trillion of global custody assets, down 5% from $4.94 trillion at December 31, 2017. As of December 31, 2018, client assets under management decreased to $1.07 trillion from $1.16 trillion at December 31, 2017.
Trust, investment and other servicing fees, which represent the largest component of total revenue, increased 9% to $3.75 billion, from $3.43 billion in 2017, primarily due to favorable markets, revenue associated with the acquisition and integration of UBS Asset Management’s fund administration units in Luxembourg and Switzerland (the UBS acquisition), new business, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and the favorable impact of movements in foreign exchange rates.
Foreign exchange trading income of $307.2 million increased 46% from $209.9 million in 2017, primarily resulting from increased foreign exchange swap activity in Treasury and higher volatility.
Other operating income was $127.5 million in 2018, down 19% from $157.5 million in the prior year, primarily due to the impairment of a community development equity investment previously held at cost, expenses related to existing swap agreements related to Visa Inc. Class B common shares, and the net impact of various other operating income categories.
Net interest income on a fully taxable equivalent (FTE) basis in 2018 was $1.66 billion, an increase of $188.9 million, or 13%, from $1.48 billion in 2017, due to an increased net interest margin and higher levels of average earning assets. The net interest margin on an FTE basis increased to 1.46% in 2018 from 1.33% in 2017, primarily due to higher short-term interest rates.
The provision for credit losses in 2018 was a credit of $14.5 million, reflecting reductions in outstanding loans and undrawn loan commitments and standby letters of credit and improved credit quality across the portfolio. This was partially offset by increases in specific reserves primarily related to the commercial and institutional portfolio. The provision for credit losses in 2017 was a credit of $28.0 million, reflecting improvement in the credit quality of the Corporation’s loan portfolio and reductions in outstanding loans and undrawn loan commitments and standby letters of credit. Loans and leases as of December 31, 2018 totaled $32.5 billion, down slightly from $32.6 billion in 2017. Net charge-offs for the year ended December 31, 2018 were $1.1 million, down from $10.2 million in 2017. Nonperforming assets as of December 31, 2018 were $117.7 million, a decline from $155.3 million in 2017.
Noninterest expense totaled $4.02 billion in 2018, up $247.5 million, or 7%, from $3.77 billion in the prior year, reflecting increased compensation, outside services, equipment and software expense, and employee benefit expense, including higher third-party advisor costs due to a change in presentation resulting from the adoption of the new revenue

38 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recognition standard and higher expenses associated with the UBS acquisition, partially offset by lower severance and related charges. The prior year also included a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act (TCJA).
The provision for income taxes in 2018 totaled $401.4 million, representing an effective tax rate of 20.5%. The provision for income taxes in 2017 totaled $434.9 million, representing an effective tax rate of 26.6%. The current year includes a net benefit to the tax provision primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the TCJA enacted in the fourth quarter of 2017 as well as adjustments recorded in the current year associated with the implementation of the TCJA. Also in 2018, the Corporation recognized a tax benefit resulting from a change in accounting method regarding the timing of tax deductions for software-development related expenses. These decreases to the provision for income taxes in the current year were partially offset by tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with additional non-deductible expenses and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises.
Northern Trust continued to maintain a strong capital position during 2018, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. Total stockholders’ equity was $10.5 billion at year-end, up 3% from $10.2 billion in 2017. During the year ended December 31, 2018, Northern Trust increased its quarterly common stock dividend to $0.55 per share and repurchased 9.0 million shares of common stock, returning $1.36 billion in capital to common stockholders, compared to $895.6 million in 2017.
CONSOLIDATED RESULTS OF OPERATIONS
Revenue
Northern Trust generates the majority of its revenue from noninterest income that primarily consists of trust, investment and other servicing fees. Net interest income comprises the remainder of revenue and consists of interest income generated by earning assets, net of interest expense on deposits and borrowed funds.
Revenue in 2018 was $5.96 billion, an increase of 11% from $5.38 billion in 2017. Noninterest income represented 73% of total revenue in 2018 and 2017, and totaled $4.34 billion, up 10% from $3.95 billion in 2017.
The current-year increase in noninterest income primarily reflected higher trust, investment and other servicing fees and foreign exchange trading income, partially offset by lower other operating income. Trust, investment and other servicing fees totaled $3.75 billion in 2018, up $319.3 million, or 9%, from $3.43 billion in 2017, primarily due to favorable markets, revenue associated with the UBS acquisition, new business, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and the favorable impact of movements in foreign exchange rates. Foreign exchange trading income in 2018 totaled $307.2 million, up $97.3 million, or 46%, compared with $209.9 million in 2017, primarily resulting from increased foreign exchange swap activity in Treasury and higher volatility. Other operating income was $127.5 million in 2018, down 19% from $157.5 million in the prior year, primarily due to the impairment of a community development equity investment previously held at cost, expenses related to existing swap agreements related to Visa Inc. Class B common shares, and the net impact of various other operating income categories.
Net interest income on an FTE basis in 2018 was $1.66 billion, an increase of $188.9 million, or 13%, from $1.48 billion in 2017, due to an increased net interest margin and higher levels of average earning assets. The net interest margin on an FTE basis increased to 1.46% in 2018 from 1.33% in 2017, primarily due to higher short-term interest rates. Average earning assets increased $2.6 billion, or 2%, in 2018, primarily reflecting higher levels of securities, partially offset by a decrease in loans and leases and short-term interest bearing deposits.

2018 Annual Report | Northern Trust Corporation 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additional information regarding Northern Trust’s revenue by type is provided below.

2018 TOTAL REVENUE OF $5.96 BILLION

■	63% Trust, Investment and Other Servicing Fees

■	27% Net Interest Income

■	5% Foreign Exchange Trading Income

■	5% Other Noninterest Income

Noninterest Income
The components of noninterest income, and a discussion of significant changes during 2018 and 2017, are provided below.

TABLE 3: NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Trust, Investment and Other Servicing Fees	$3,753.7	$3,434.3	$3,108.1	9%	10%
Foreign Exchange Trading Income	307.2	209.9	236.6	46	(11)
Treasury Management Fees	51.8	56.4	62.8	(8)	(10)
Security Commissions and Trading Income	98.3	89.6	81.4	10	10
Other Operating Income	127.5	157.5	241.2	(19)	(35)
Investment Security Losses, net	(1.0)	(1.6)	(3.2)	(33)	(50)

Total Noninterest Income	$4,337.5	$3,946.1	$3,726.9	10%	6%

Trust, Investment and Other Servicing Fees
Trust, investment and other servicing fees were $3.75 billion in 2018 compared with $3.43 billion in 2017. Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenue of approximately 2%. For a more detailed discussion of 2018 trust, investment and other servicing fees, refer to the “Reporting Segments and Related Information” section.
When considering the impact of markets on the Corporation’s results, the following tables present selected market indices and the percentage changes year over year.

TABLE 4: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2018	2017	CHANGE	2018	2017	CHANGE

S&P 500	2,746	2,448	12%	2,507	2,674	(6)%
MSCI EAFE (U.S. dollars)	1,966	1,886	4	1,720	2,051	(16)
MSCI EAFE (local currency)	1,125	1,105	2	1,008	1,164	(13)

40 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2018	2017	CHANGE

Barclays Capital U.S. Aggregate Bond Index	2,047	2,046	—%
Barclays Capital Global Aggregate Bond Index	479	485	(1)

ASSETS UNDER CUSTODY/ADMINISTRATION AND ASSETS UNDER MANAGEMENT
AUC/A and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. At December 31, 2018, AUC/A were $10.13 trillion, down 6% from $10.72 trillion at December 31, 2017. The decrease in AUC/A primarily reflected unfavorable markets, the unfavorable impact of movements in foreign exchange rates, and net outflows. Assets under custody, a component of AUC/A, were $7.59 trillion at December 31, 2018, down 6% from $8.08 trillion at December 31, 2017, and included $4.70 trillion of global custody assets, compared to $4.94 trillion at December 31, 2017. The decrease in assets under custody primarily reflected unfavorable markets, the unfavorable impact of movements in foreign exchange rates, and net outflows. Assets under management totaled $1.07 trillion, down 8% from $1.16 trillion at the end of 2017. The decrease primarily reflected unfavorable markets and net outflows.

AUC/A by reporting segment were as follows:
TABLE 6: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,				CHANGE
($ In Billions)	2018	2017	2016	2015	2018 /2017	2017 /2016
Corporate & Institutional	$9,490.5	$10,066.8	$7,987.0	$7,279.7	(6)%	26%
Wealth Management	634.8	655.8	554.3	517.3	(3)	18

Total Assets Under Custody/Administration	$10,125.3	$10,722.6	$8,541.3	$7,797.0	(6)%	26%
Assets under custody by reporting segment were as follows:

TABLE 7: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2018	2017	2016	2015	2014	2018 /2017	2017 / 2016
Corporate & Institutional	$6,971.0	$7,439.1	$6,176.9	$5,565.8	$5,453.1	(6)%	20%	7%
Wealth Management	622.9	645.5	543.6	506.3	515.7	(4)	19	5

Total Assets Under Custody	$7,593.9	$8,084.6	$6,720.5	$6,072.1	$5,968.8	(6)%	20%	6%

Assets under custody were invested as follows:

TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,
	2018	2017	2016	2015	2014
Equities	45%	47%	46%	44%	45%
Fixed Income Securities	37	35	36	37	36
Cash and Other Assets	16	16	17	17	17
Securities Lending Collateral	2	2	1	2	2

2018 Annual Report | Northern Trust Corporation 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under management by reporting segment were as follows:

TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2018	2017	2016	2015	2014	2018 / 2017	2017 / 2016
Corporate & Institutional	$790.8	$871.2	$694.0	$648.0	$709.6	(9)%	26%	4%
Wealth Management	278.6	289.8	248.4	227.3	224.5	(4)	17	5

Total Assets Under Management	$1,069.4	$1,161.0	$942.4	$875.3	$934.1	(8)%	23%	4%
Assets under management were invested and managed as follows:
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2018	2017	2016	2015	2014
Equities	50%	51%	51%	51%	52%
Fixed Income Securities	17	16	17	17	17
Cash and Other Assets	19	19	20	20	18
Securities Lending Collateral	14	14	12	12	13

TABLE 11: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2018	2017	2016	2015	2014
Index	49%	46%	47%	47%	49%
Active	38	41	40	40	39
Multi-Manager	5	5	5	4	6
Other	8	8	8	9	6

Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign exchange trading income in 2018 totaled $307.2 million, up $97.3 million, or 46%, compared with $209.9 million in 2017, primarily resulting from increased foreign exchange swap activity in Treasury and higher volatility.

Treasury Management Fees
Treasury management fees, generated from cash and treasury management products and services provided to clients, totaled $51.8 million in 2018, down 8%, from $56.4 million in 2017, primarily due to an increase in the earnings credit rate applied to client balances.

Security Commissions and Trading Income
Security commissions and trading income is generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., and totaled $98.3 million in 2018, up 10%, or $8.7 million, from $89.6 million in 2017, primarily due to higher core brokerage revenues and transition management revenues.

42 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operating Income
The components of other operating income include:

TABLE 12: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Loan Service Fees	$48.9	$50.7	$56.6	(4)%	(10)%
Banking Service Fees	46.4	48.6	50.6	(5)	(4)
Other Income	32.2	58.2	134.0	(44)	(57)

Total Other Operating Income	$127.5	$157.5	$241.2	(19)%	(35)%

Other income totaled $32.2 million in 2018, down $26.0 million or 44%, from $58.2 million in 2017, primarily due to the impairment of a community development equity investment previously held at cost, expenses related to existing swap agreements related to Visa Inc. Class B common shares, and the net impact of various other operating income categories.

Investment Security Losses, Net
Net investment security losses totaled $1.0 million and $1.6 million in 2018 and 2017, respectively. Losses in 2018 and 2017 include $0.5 million and $0.2 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held-to-maturity securities, respectively.

NONINTEREST INCOME – 2017 COMPARED WITH 2016
Trust, investment and other servicing fees were $3.43 billion in 2017, up 10% from $3.11 billion in 2016, primarily due to favorable markets, new business, and revenue associated with the UBS acquisition. Foreign exchange trading income decreased 11% to $209.9 million in 2017 from $236.6 million in 2016, primarily resulting from lower volatility and client volumes in 2017.
Other operating income totaled $157.5 million in 2017, a decrease of 35% from $241.2 million in 2016. Other operating income in 2016 included a gain on the sale of 1.1 million Visa Inc. Class B common shares, net of a valuation adjustment to existing swap agreements, totaling $118.2 million, offset by impairment charges and a loss on sale related to the decision to exit a portion of a non-strategic loan and lease portfolio, as well as impairment charges related to the residual value of certain aircraft and rail cars of $18.9 million.
Net investment security losses totaled $1.6 million and $3.2 million in 2017 and 2016, respectively. Losses in 2017 and 2016 include $0.2 million and $3.7 million of charges related to the OTTI of certain CRA eligible held-to-maturity securities, respectively.

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

2018 Annual Report | Northern Trust Corporation 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An analysis of net interest income on an FTE basis, major balance sheet components impacting net interest income and related ratios are provided below.

TABLE 13: ANALYSIS OF NET INTEREST INCOME (FTE)

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Interest Income – GAAP	$2,321.4	$1,769.4	$1,416.9	31%	25%
FTE Adjustment	41.2	45.8	25.1	(10)	82

Interest Income – FTE	2,362.6	1,815.2	1,442.0	30	26
Interest Expense	698.7	340.2	182.0	105	87

Net Interest Income – FTE Adjusted	1,663.9	1,475.0	1,260.0	13	17

Net Interest Income – GAAP	1,622.7	1,429.2	1,234.9	14	16

AVERAGE BALANCE
Earning Assets	$113,731.0	$111,178.3	$107,037.6	2%	4%
Interest-Related Funds	88,638.4	83,422.0	76,886.0	6	9
Net Noninterest-Related Funds	25,092.6	27,756.3	30,151.6	(10)	(8)

				CHANGE IN PERCENTAGE
AVERAGE RATE
Earning Assets	2.08%	1.63%	1.35%	0.45	0.28
Interest-Related Funds	0.79	0.41	0.24	0.38	0.17
Interest Rate Spread	1.29	1.22	1.11	0.07	0.11
Total Source of Funds	0.62	0.31	0.17	0.31	0.14
Net Interest Margin – GAAP	1.43%	1.29%	1.15%	0.14	0.14
Net Interest Margin – FTE	1.46%	1.33%	1.18%	0.13	0.15

Refer to pages 168 and 169 for additional analysis of net interest income.

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
Net interest income in 2018 was $1.62 billion, up $193.5 million, or 14%, from $1.43 billion in 2017. Net interest income on an FTE basis for 2018 was $1.66 billion, an increase of $188.9 million, or 13%, from $1.48 billion in 2017, due to an increased net interest margin and higher levels of average earning assets. Average earning assets increased $2.6 billion, or 2%, to $113.7 billion in 2018 from $111.2 billion in 2017. The net interest margin in 2018 was 1.43%, up from 1.29% in 2017. The net interest margin on an FTE basis in 2018 was 1.46%, up from 1.33% in 2017.
Growth in average earning assets primarily reflected higher levels of securities, partially offset by reductions in loans and leases and interest-bearing due from and deposits with banks. Securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets, averaged $50.3 billion, an increase of $5.6 billion, or 12%, from $44.7 billion in 2017. Loans and leases averaged $32.0 billion, a decrease of $1.6 billion, or 5%, from $33.6 billion in 2017. Interest-bearing due from and deposits with banks averaged $6.0 billion in 2018, down $1.1 billion, or 16%, from $7.1 billion in 2017.
The increase in average earning assets was primarily funded by higher levels of short-term borrowings and interest-bearing deposits, partially offset by reductions of demand and other noninterest-bearing deposits. Average short-term borrowings increased $4.1 billion, or 61%, to $10.8 billion in 2018 from $6.7 billion in 2017. Average interest-bearing deposits increased $1.2 billion, or 2%, to $74.6 billion in 2018 from $73.4 billion in 2017. Average demand and other noninterest-bearing deposits decreased $2.6 billion, or 11%, to $20.5 billion in 2018 from $23.1 billion in 2017.

44 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders’ equity averaged $10.2 billion in 2018, compared with $10.0 billion in 2017. The increase of $248.3 million, or 2%, was attributable to current-year earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations. During the year ended December 31, 2018, the Corporation increased its quarterly common stock dividend by 31% to $0.55 per share and repurchased 9.0 million shares, returning $1.4 billion in capital to common stockholders, compared to $895.6 million in 2017.
Under the Corporation’s 2018 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $529.5 million of common stock after December 31, 2018, through June 2019.
For additional analysis of average balances and interest rate changes affecting net interest income, refer to the Average Balance Sheets with Analysis of Net Interest Income included in “Supplemental Item – Selected Statistical and Supplemental Financial Data.”

NET INTEREST INCOME – 2017 COMPARED WITH 2016
Net interest income on an FTE basis increased 17% to $1.48 billion in 2017 from $1.26 billion in 2016, reflecting higher levels of average earning assets and an increased net interest margin. Average earning assets increased $4.1 billion, or 4%, to $111.2 billion in 2017 from $107.0 billion in 2016, primarily reflecting higher levels of securities and short-term interest-bearing deposits, partially offset by reductions in loans and leases. The net interest margin on an FTE basis increased to 1.33% in 2017 from 1.18% in 2016, primarily due to an increase in short-term interest rates.
Stockholders’ equity averaged $10.0 billion in 2017, compared with $9.1 billion in 2016. The increase in 2017 was attributable to prior-year earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.

Provision for Credit Losses
The provision for credit losses was a credit of $14.5 million in 2018 compared with a credit provision of $28.0 million in 2017, and a credit provision of $26.0 million in 2016. The current-year provision primarily reflected reductions in outstanding loans and undrawn loan commitments and standby letters of credit and improved credit quality across the portfolio. This was partially offset by increases in specific reserves primarily related to the commercial and institutional portfolio. Nonperforming assets at December 31, 2018 decreased 24% from the prior year-end. Residential real estate, commercial, commercial real estate, and non-U.S. loans accounted for 87%, 6%, 6%, and 1% respectively, of nonperforming loans and leases at December 31, 2018. For further discussion of the allowance and provision for credit losses for 2018, 2017, and 2016, refer to the “Asset Quality” section.

Noninterest Expense
Noninterest expense for 2018 totaled $4.02 billion, up $247.5 million, or 7%, from $3.77 billion in 2017, primarily reflecting increased compensation, outside services, equipment and software expense, and employee benefits expense. The current year included higher third-party advisor costs due to a change in presentation resulting from the adoption of the new revenue recognition standard and higher expenses associated with the UBS acquisition, partially offset by lower severance-related charges. The prior year also included a one-time employee cash bonus recorded in connection with the Tax Cuts and Jobs Act.

The components of noninterest expense and a discussion of significant changes during 2018 and 2017 are provided below.

TABLE 14: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Compensation	$1,806.9	$1,733.7	$1,541.1	4%	13%
Employee Benefits	356.7	319.9	293.3	12	9
Outside Services	739.4	668.4	627.1	11	7
Equipment and Software	582.2	524.0	467.4	11	12
Occupancy	201.1	191.8	177.4	5	8
Other Operating Expense	330.6	331.6	364.4	—	(9)

Total Noninterest Expense	$4,016.9	$3,769.4	$3,470.7	7%	9%

Compensation
Compensation expense, the largest component of noninterest expense, totaled $1.81 billion in 2018, up $73.2 million, or 4%, compared to $1.73 billion in 2017, reflecting increases due to higher salary expense and higher cash-based incentive

2018 Annual Report | Northern Trust Corporation 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compensation, partially offset by lower severance-related charges and a one-time employee cash bonus recorded in the prior year in connection with the Tax Cuts and Jobs Act. The increase in salary expense was primarily driven by base pay adjustments. Staff on a full-time equivalent basis totaled approximately 18,800 at December 31, 2018, up 4% from approximately 18,100 at December 31, 2017.

Employee Benefits
Employee benefits expense totaled $356.7 million in 2018, up $36.8 million, or 12%, from $319.9 million in 2017 reflecting higher retirement plan expenses, medical expenses, and payroll taxes, partially offset by lower severance-related charges.

Outside Services
Outside services expense totaled $739.4 million in 2018, up $71.0 million, or 11%, from $668.4 million in 2017, primarily reflecting a change in presentation of third-party advisor costs resulting from the adoption of the new revenue recognition accounting standard, increased costs associated with the UBS acquisition, higher technical services costs, increased restructuring charges, and higher subcustodian expense, partially offset by lower consulting services. There is a corresponding increase to trust, investment, and other servicing fees as a result of the adoption of the new revenue recognition accounting standard.

Equipment and Software
Equipment and software expense, comprised of depreciation and amortization, rental, and maintenance costs, increased $58.2 million, or 11%, to $582.2 million in 2018 compared to $524.0 million in 2017, reflecting increased software amortization and higher software-related charges.

Occupancy
Occupancy expense totaled $201.1 million in 2018, up $9.3 million, or 5%, from $191.8 million in 2017, primarily reflecting accelerated depreciation expense related to a previously-announced facility exit.

Other Operating Expense
Other operating expense in 2018 totaled $330.6 million, down $1.0 million from $331.6 million in 2017. The components of other operating expense are as follows:

TABLE 15: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Business Promotion	$98.3	$95.4	$83.6	3%	14%
FDIC Insurance Premiums	27.4	34.7	31.7	(21)	9
Staff Related	33.6	42.8	43.0	(22)	(1)
Other Intangibles Amortization	17.4	11.4	8.8	52	30
Other Expenses	153.9	147.3	197.3	4	(25)

Total Other Operating Expense	$330.6	$331.6	$364.4	—%	(9)%

Other operating expense in the current year compared to the prior year reflects lower staff-related expense and FDIC deposit protection expense from the prior-year, offset by higher intangibles amortization driven by the UBS acquisition and increased other expenses driven primarily by higher expense associated with account servicing activities.

NONINTEREST EXPENSE – 2017 COMPARED WITH 2016
Noninterest expense in 2017 totaled $3.77 billion, up 9% from $3.47 billion in 2016, primarily reflecting increased compensation, equipment and software expense, and outside services expense. Results for 2017 included higher severance-related charges, expenses associated with the UBS acquisition, and a one-time employee cash bonus. Results for 2016 included charges relating to certain securities lending litigation, contractual modifications associated with certain existing asset servicing clients, and severance and other personnel related charges.
Compensation expense increased 13% to $1.73 billion in 2017 from $1.54 billion in 2016, reflecting higher salary expense, performance-based incentive compensation, severance-related charges, a one-time employee cash bonus recorded in 2017, and expense associated with the UBS acquisition. The increase in salary expense was driven by staff growth and base-pay adjustments.

46 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee benefits expense totaled $319.9 million in 2017, up 9% from $293.3 million in 2016, reflecting increases in payroll taxes, medical expense, severance-related charges, expense associated with the UBS acquisition and payroll taxes on a one-time employee cash bonus recorded in 2017.
Outside services expense totaled $668.4 million in 2017, up 7% from $627.1 million in 2016, reflecting an increase in technical services, subcustodian expense, expense associated with the UBS acquisition, and severance-related charges.
Equipment and software expense increased 12% to $524.0 million in 2017 compared to $467.4 million in 2016, reflecting increased software amortization, software support costs, computer maintenance and rental costs, and expense associated with the UBS acquisition.
Occupancy expense for 2017 was $191.8 million, up 8% from $177.4 million in 2016, primarily reflecting accelerated depreciation expense related to a previously-announced facility exit, higher rent expense, and higher costs associated with the UBS acquisition.
Other operating expense totaled $331.6 million in 2017, down 9% from $364.4 million in 2016, primarily due to charges recorded in 2016 relating to certain securities lending litigation and contractual modifications associated with existing C&IS clients, partially offset by increases in expense in 2017 related to higher business promotion expense driven by increased costs associated with the Northern Trust-sponsored PGA TOUR golf tournament, and higher charges associated with account servicing activities, supplemental compensation plans, and costs associated with the UBS acquisition.

Provision for Income Taxes
Provisions for income tax and effective tax rates are impacted by levels of pre-tax income as well as nonrecurring items such as the resolution of tax matters and changes in income tax rates and tax laws. The 2018 provision for income taxes was $401.4 million, representing an effective rate of 20.5%. This compares with a provision for income taxes of $434.9 million and an effective rate of 26.6% in 2017.
The current year includes tax benefits primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the TCJA enacted in the fourth quarter of 2017, a tax benefit recognized in 2018 resulting from a change in accounting method regarding the timing of tax deductions for software-related expenses, and adjustments recorded in the current year associated with the implementation of the TCJA as outlined below. These decreases to the provision for income taxes in the current year were partially offset by the impact of an increase in income before income taxes, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with additional non-deductible expenses, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises. Also included in the 2017 tax provision were Federal and State research tax credits related to the Corporation’s technology spend between 2013 and 2016.
The TCJA was enacted on December 22, 2017, and reduced the U.S. federal corporate tax rate from 35% to 21%. It also required companies to pay a mandatory deemed repatriation tax on earnings of foreign subsidiaries that were previously tax deferred. At December 31, 2017, Northern Trust made a reasonable estimate as to the impact of the TCJA. During 2018, Northern Trust completed the related calculations and additional analyses associated with the implementation of the TCJA, resulting in a number of adjustments to the 2018 tax provision as follows:

TABLE 16: IMPACT OF TAX CUTS AND JOBS ACT

(In Millions)	2018	2017
Federal Taxes on Mandatory Deemed Repatriation	$(16.8)	$150.0
Impact Related to Federal Deferred Taxes	12.7	(210.0)
Other Adjustments	(0.7)	6.9

Provision (Benefit) for Income Taxes	$(4.8)	$(53.1)

Adjustments in the above table include a tax benefit of $16.8 million resulting from an adjustment to the Corporation’s 2017 income tax provision for mandatory deemed repatriation with respect to the pre-2018 earnings of its non-US subsidiaries, offset by a $12.7 million net provision associated with the repricing of deferred taxes.
The income tax provision of $434.9 million for 2017 represented an effective tax rate of 26.6%, and reflects reductions totaling $50.0 million related to certain non-U.S. subsidiaries whose earnings were reinvested indefinitely outside of the United States. As a result of the TCJA enacted in the fourth quarter of 2017, these earnings and the earnings from prior years which have been reinvested indefinitely outside of the United States are deemed to have been repatriated to the United States and subject to a repatriation tax. As of December 31, 2018, Northern Trust’s repatriation tax has been estimated to be $133.2 million.

2018 Annual Report | Northern Trust Corporation 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2016 income tax provision of $484.6 million represented an effective tax rate of 31.9%, and reflects reductions of $50.1 million related to certain non-U.S. subsidiaries whose earnings were reinvested indefinitely outside the United States.
REPORTING SEGMENTS AND RELATED INFORMATION
Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Income and expense associated with the Corporation’s and the Bank’s wholesale funding activities and investment portfolios, as well as certain corporate-based expense, executive level compensation, and certain nonrecurring items are not allocated to C&IS and Wealth Management, and are reported in Northern Trust’s third reporting segment, Treasury and Other, in the following pages.
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

TABLE 17: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,753.7	$3,434.3	$3,108.1	9%	10%
Foreign Exchange Trading Income	307.2	209.9	236.6	46	(11)
Other Noninterest Income	276.6	301.9	382.2	(8)	(21)
Net Interest Income (Note)	1,663.9	1,475.0	1,260.0	13	17

Revenue (Note)	6,001.4	5,421.1	4,986.9	11	9
Provision for Credit Losses	(14.5)	(28.0)	(26.0)	(48)	8
Noninterest Expense	4,016.9	3,769.4	3,470.7	7	9

Income before Income Taxes (Note)	1,999.0	1,679.7	1,542.2	19	9
Provision for Income Taxes (Note)	442.6	480.7	509.7	(8)	(6)

Net Income	$1,556.4	$1,199.0	$1,032.5	30%	16%

Average Assets	$122,946.6	$119,607.4	$115,570.3	3%	3%

Note: Stated on an FTE basis. The consolidated figures include $41.2 million, $45.8 million, and $25.1 million of FTE adjustments for 2018, 2017, and 2016, respectively.

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

48 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the results of operations of C&IS for the years ended December 31, 2018, 2017, and 2016 on a management-reporting basis.

TABLE 18: C&IS RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,173.1	$1,984.6	$1,787.8	9%	11%
Foreign Exchange Trading Income	233.4	197.9	224.4	18	(12)
Other Noninterest Income	183.0	176.1	147.0	4	20
Net Interest Income (Note)	992.2	733.8	565.0	35	30

Revenue (Note)	3,581.7	3,092.4	2,724.2	16	14
Provision for Credit Losses	1.9	3.4	1.9	(44)	79
Noninterest Expense	2,421.4	2,194.5	2,012.2	10	9

Income before Income Taxes (Note)	1,158.4	894.5	710.1	30	26
Provision for Income Taxes (Note)	255.3	279.5	212.9	(9)	31

Net Income	$903.1	$615.0	$497.2	47%	24%

Percentage of Consolidated Net Income	58%	51%	48%
Average Assets	$82,996.5	$80,105.6	$76,194.7	4%	5%

Note: Stated on an FTE basis.

The 47% increase in C&IS net income in 2018 compared to 2017 primarily resulted from higher net interest income, trust, investment and other servicing fees, foreign exchange trading income, and a lower provision for income taxes, partially offset by higher noninterest expense including expenses associated with the UBS acquisition. The 24% increase in C&IS net income in 2017 compared to 2016 primarily resulted from higher trust, investment and other servicing fees, net interest income, and other noninterest income, partially offset by higher noninterest expense, including expenses associated with the UBS acquisition, and lower foreign exchange trading income.

C&IS Trust, Investment and Other Servicing Fees
C&IS trust, investment and other servicing fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and fund administration fees are driven primarily by values of client assets under custody/administration, transaction volumes, and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees, which are based generally on client assets under management, are based primarily on market values throughout a period.
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
Provided below are the components of C&IS trust, investment and other servicing fees.

TABLE 19: C&IS TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Custody and Fund Administration	$1,501.1	$1,342.1	$1,182.2	12%	14%
Investment Management	436.8	403.5	371.8	8	9
Securities Lending	102.0	96.4	97.7	6	(1)
Other	133.2	142.6	136.1	(7)	5

Total Trust, Investment and Other Servicing Fees	$2,173.1	$1,984.6	$1,787.8	10%	11%

2018 Annual Report | Northern Trust Corporation 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018 C&IS TRUST, INVESTMENT, AND OTHER SERVICING FEES

■	69% Custody and Fund Administration

■	20% Investment Management

■	5% Securities Lending

■	6% Other Services

Custody and fund administration fees, the largest component of trust, investment and other servicing fees, increased $159.0 million, or 12%, from 2017 to 2018 primarily due to new business, revenue associated with the UBS acquisition, the favorable impact of movements in foreign exchange rates, and favorable markets. Fees from investment management increased $33.3 million, or 8%, from 2017 to 2018 primarily due to favorable markets and a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard. Securities lending revenue increased $5.6 million, or 6% from 2017 to 2018, primarily driven by higher loan volumes, partially offset by lower spreads. C&IS other trust, investment and servicing fees decreased $9.4 million, or 7%, from 2017 to 2018 primarily due to lower sub-advisor fees. The income associated with sub-advisor fees has an associated expense in outside services. C&IS trust, investment, and other servicing fees totaled $1.98 billion in 2017, an increase of $196.8 million, or 11%, from $1.79 billion in 2016, primarily due to new business, favorable markets, and revenue associated with the UBS acquisition.
Provided below is a breakdown of the C&IS assets under custody and under management.

TABLE 20: C&IS ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2018	2017	2016	2018 / 2017	2017 / 2016
North America	$3,693.4	$3,972.1	$3,334.5	(7)%	19%
Europe, Middle East, and Africa	2,538.6	2,602.4	2,152.2	(2)	21
Asia Pacific	589.2	697.1	578.4	(15)	21
Securities Lending	149.8	167.5	111.8	(11)	50

Total Assets Under Custody	$6,971.0	$7,439.1	$6,176.9	(6)%	20%

2018 C&IS ASSETS UNDER CUSTODY

■	53% North America

■	36% Europe, Middle East, and Africa

■	9% Asia Pacific

■	2% Securities Lending

50 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: C&IS ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2018	2017	2016	2018 / 2017	2017 / 2016
North America	$493.1	$533.5	$450.2	(8)%	19%
Europe, Middle East, and Africa	113.3	127.3	98.8	(11)	29
Asia Pacific	34.6	42.9	33.2	(19)	29
Securities Lending	149.8	167.5	111.8	(11)	50

Total Assets Under Management	$790.8	$871.2	$694.0	(9)%	26%

2018 C&IS ASSETS UNDER MANAGEMENT

■	62% North America

■	14% Europe, Middle East, and Africa

■	5% Asia Pacific

■	19% Securities Lending

2018 C&IS ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	51% Equities

■	19% Securities Lending

■	17% Cash and Other Assets

■	13% Fixed Income Securities

C&IS assets under custody were $6.97 trillion at December 31, 2018, 6% lower than $7.44 trillion at December 31, 2017. Assets under management decreased 9% to $790.8 billion at December 31, 2018, from $871.2 billion at December 31, 2017. Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $149.8 billion and $167.5 billion at December 31, 2018 and 2017, respectively.

C&IS Foreign Exchange Trading Income
Foreign exchange trading income totaled $233.4 million in 2018, a $35.5 million, or 18%, increase from $197.9 million in 2017. The increase is primarily attributable to higher client volumes and market volatility. Foreign exchange trading income in 2017 of $197.9 million decreased $26.5 million, or 12%, from $224.4 million in 2016, due to lower market volatility and client volumes.

C&IS Other Noninterest Income
Other noninterest income for 2018 totaled $183.0 million, up $6.9 million, or 4%, from $176.1 million in 2017. The increase was primarily due to an increase in security commissions and trading income. Other noninterest income in 2017 of

2018 Annual Report | Northern Trust Corporation 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$176.1 million increased $29.1 million, or 20%, from $147.0 million in 2016 primarily due to impairment charges and loss on sales related to the decision to exit a portion of a non-strategic loans and leases portfolio in 2016.

C&IS Net Interest Income
Net interest income on an FTE basis increased $258.4 million, or 35%, in 2018 to $992.2 million from $733.8 million in 2017, primarily attributable to an increase in the net interest margin and average earning assets. Net interest margin on an FTE basis increased to 1.29% from 0.99%, primarily due to higher short-term interest rates and a mix shift in earning assets. Average earning assets totaled $76.9 billion, an increase of $2.6 billion, or 3%, from $74.3 billion in the prior year. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $58.0 billion in 2018, up from $53.8 billion in 2017. Net interest income on an FTE basis increased $168.8 million or 30%, in 2017 to $733.8 million from $565.0 million in 2016, primarily attributable to increases in the net interest margin and average earning assets.

C&IS Provision for Credit Losses
The provision for credit losses was $1.9 million for 2018, compared to a provision of $3.4 million in 2017, and a provision of $1.9 million in 2016. The 2018 provision reflected increases to specific reserves related to standby letters of credit, partially offset by reductions in standby letters of credit and undrawn loan commitments and improved credit quality resulting in a reduction of the inherent allowance. The 2017 provision reflected an increase to a specific reserve in the commercial portfolio which was partially charged-off during the prior year, partially offset by improved credit quality across the portfolio. The 2016 provision reflected an increase to a specific reserve in the commercial portfolio that was charged-off during 2016, partially offset by improved credit quality across the portfolio.

C&IS Noninterest Expense
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $2.42 billion in 2018, an increase of $226.9 million, or 10%, from $2.19 billion in 2017. The increase was primarily due to higher compensation expense, indirect expense allocations, outside services, other operating expense, and employee benefits expense, all including the impact of higher noninterest expense associated with the UBS acquisition. Noninterest expense for 2017 increased $182.3 million, or 9%, from $2.01 billion in 2016. The increase was primarily due to higher indirect expense allocations, compensation expense, severance-related charges, higher expense associated with the UBS acquisition, and higher outside services expense, partially offset by lower other operating expenses.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management is one of the largest providers of advisory services in the United States with $622.9 billion of assets under custody and $278.6 billion of assets under management at December 31, 2018. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

52 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2018, 2017, and 2016 on a management-reporting basis.

TABLE 22: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,580.6	$1,449.7	$1,320.3	9%	10%
Foreign Exchange Trading Income	4.2	3.1	8.6	35	(64)
Other Noninterest Income	102.7	103.9	105.7	(1)	(2)
Net Interest Income (Note)	816.5	736.2	651.4	11	13
Revenue (Note)	2,504.0	2,292.9	2,086.0	9	10
Provision for Credit Losses	(16.4)	(31.4)	(27.9)	(48)	13
Noninterest Expense	1,460.0	1,405.3	1,315.3	4	7
Income before Income Taxes (Note)	1,060.4	919.0	798.6	15	15
Provision for Income Taxes (Note)	262.1	347.2	301.1	(25)	15
Net Income	$798.3	$571.8	$497.5	40%	15%
Percentage of Consolidated Net Income	51%	48%	48%
Average Assets	$26,163.7	$26,599.9	$26,525.0	(2)%	—%

Note: Stated on an FTE basis.

Wealth Management net income increased 40% in 2018, primarily reflecting higher trust, investment and other servicing fees, a lower provision for income taxes, and higher net interest income, partially offset by higher noninterest expense. The 15% increase in Wealth Management net income in 2017 from 2016 is primarily attributable to higher trust, investment and other servicing fees and net interest income, partially offset by higher noninterest expense and a higher provision for income taxes.

Wealth Management Trust, Investment and Other Servicing Fees
Provided below is a summary of Wealth Management trust, investment and other servicing fees and assets under custody and under management.

TABLE 23: WEALTH MANAGEMENT TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Central	$607.8	$575.5	$523.8	6%	10%
East	401.7	356.2	334.4	13	7
West	320.0	291.7	268.9	10	8
Global Family Office	251.1	226.3	193.2	11	17
Total Trust, Investment and Other Servicing Fees	$1,580.6	$1,449.7	$1,320.3	9%	10%

2018 WEALTH MANAGEMENT FEES

■	39% Central

■	25% East

■	20% West

■	16% Global Family Office

2018 Annual Report | Northern Trust Corporation 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 24: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2018	2017	2016	2018 / 2017	2017 / 2016
Global Family Office	$405.5	$422.9	$347.7	(4)%	22%
Central	88.2	94.8	83.8	(7)	13
East	72.7	70.5	61.7	3	14
West	56.5	57.3	50.4	(1)	14
Total Assets Under Custody	$622.9	$645.5	$543.6	(4)%	19%

2018 WEALTH MANAGEMENT ASSETS UNDER CUSTODY

■	65% Global Family Office

■	14% Central

■	12% East

■	9% West

TABLE 25: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2018	2017	2016	2018 / 2017	2017 / 2016
Central	$96.2	$102.1	$89.7	(6)%	14%
Global Family Office	83.5	87.1	69.3	(4)	26
East	57.0	57.0	50.9	—	12
West	41.9	43.6	38.5	(4)	13
Total Assets Under Management	$278.6	$289.8	$248.4	(4)%	17%

2018 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

■	35% Central

■	30% Global Family Office

■	20% East

■	15% West

54 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

■	47% Equities

■	27% Cash and Other Assets

■	26% Fixed Income Securities

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
Wealth Management fee income is calculated primarily based on market values. Wealth Management trust, investment and other servicing fees were $1.58 billion in 2018, up $130.9 million, or 9%, from $1.45 billion in 2017, which in turn were up $129.4 million, or 10%, from $1.32 billion in 2016. The results in 2018 benefited from favorable markets, a change in presentation of certain fees resulting from the adoption of the new revenue recognition standard, and new business. The 10% increase in trust, investment and other servicing fees in 2017 compared to 2016 was attributable to favorable markets and new business.
At December 31, 2018, assets under custody in Wealth Management were $622.9 billion compared with $645.5 billion at December 31, 2017. Assets under management were $278.6 billion at December 31, 2018 compared to $289.8 billion at the previous year end.

Wealth Management Foreign Exchange Trading Income
Foreign exchange trading income totaled $4.2 million in 2018, a $1.1 million, or 35%, increase from $3.1 million in 2017. The increase is attributable to higher client volumes and market volatility. Foreign exchange trading income in 2017 decreased $5.5 million, or 64%, as compared to 2016, reflecting lower volatility and client volumes.

Wealth Management Other Noninterest Income
Other noninterest income for 2018 totaled $102.7 million, a decrease of $1.2 million, or 1%, from $103.9 million in 2017, due to decreases in treasury management fees. Other noninterest income in 2017 decreased $1.8 million, or 2%, as compared to 2016, primarily reflecting decreases in banking fees and credit-related service charges.

Wealth Management Net Interest Income
Net interest income on an FTE basis was $816.5 million for 2018, up $80.3 million, or 11%, from $736.2 million in 2017, primarily attributable to an increase in the net interest margin, partially offset by a decline in earning assets. Net interest margin on an FTE basis increased to 3.16% from 2.80%, reflecting higher yields on earning assets. Average earning assets totaled $25.9 billion in 2018, down $469.9 million, or 2%, in the current year from $26.3 billion in 2017. Net interest income on an FTE basis in 2017 increased $84.8 million, or 13%, from 2016 and the net interest margin on an FTE basis in 2017 of 2.80% increased from the 2016 net interest margin of 2.48%. The higher net interest margin in 2017 as compared to 2016 was attributable to higher yields on earning assets. Earning assets and funding sources in 2018, 2017, and 2016 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

Wealth Management Provision for Credit Losses
The provision for credit losses was a credit of $16.4 million for 2018, compared to a credit of $31.4 million in 2017, and a credit of $27.9 million in 2016. The 2018 provision credit was primarily driven by improved credit quality and reductions in outstanding loans, standby letters of credit, and undrawn commitments, which resulted in a reduction of the inherent allowance. The 2017 provision credit was primarily driven by improvement in the credit quality of the commercial real estate and residential real estate portfolios, partially offset by charge-offs. The 2016 provision credit was primarily driven by improvement in the credit quality of the residential real estate and private client portfolios.

2018 Annual Report | Northern Trust Corporation 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management Noninterest Expense
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.46 billion in 2018, an increase of $54.7 million, or 4%, from $1.41 billion in the prior year. The increase was primarily due to higher indirect expense allocations and compensation expense. Noninterest expense for 2017 increased $90.0 million, or 7%, from $1.32 billion in 2016. The increase was primarily due to higher indirect expense allocations, severance-related charges, compensation expense, and outside services expense in 2017.
Treasury and Other
Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expense, executive level compensation and nonrecurring items not allocated to the reporting segments.
The following table summarizes the results of operations of Treasury and Other for the years ended December 31, 2018, 2017, and 2016 on a management-reporting basis.

TABLE 26: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2018	2017	2016	2018 / 2017	2017 / 2016
Noninterest Income	$60.5	$30.8	$133.1	96%	(77)%
Net Interest Income (Note)	(144.8)	5.0	43.6	N/M	(89)
Revenue (Note)	(84.3)	35.8	176.7	N/M	(80)
Noninterest Expense	135.5	169.6	143.2	(20)	18
Income (Loss) before Income Taxes (Note)	(219.8)	(133.8)	33.5	64	N/M
Provision (Benefit) for Income Taxes (Note)	(74.8)	(146.0)	(4.3)	(49)	N/M
Net Income	$(145.0)	$12.2	$37.8	N/M	(68)%
Percentage of Consolidated Net Income	(9)%	1%	4%
Average Assets	$13,786.4	$12,901.9	$12,850.6	7%	—%

Note: Stated on an FTE basis.

Treasury and Other noninterest income in 2018 was $60.5 million compared to $30.8 million in 2017. The increase primarily reflects an increase in foreign exchange trading income, a component of other noninterest income, due to higher foreign exchange swap activity in Treasury and increased market volatility, partially offset by decreases in various other operating income categories.
Treasury and Other net interest income on an FTE basis in 2018 was a loss of $144.8 million, down $149.8 million from $5.0 million in 2017. The decrease reflected a decline in the net interest margin. Net interest income on an FTE basis in 2017 decreased $38.6 million, or 89%, to $5.0 million from $43.6 million in 2016. The decrease reflected a decline in the net interest margin and lower levels of earning assets.
Treasury and Other noninterest expense in 2018 equaled $135.5 million, down $34.1 million, or 20%, from $169.6 million in 2017. The decrease is primarily attributable to an increase in indirect expense allocations to C&IS and Wealth Management and lower compensation expense, partially offset by higher general overhead costs, including equipment and software expense and outside services expense.
The benefit from income taxes was $74.8 million in 2018, down from $146.0 million in the prior year, primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the TCJA enacted in the fourth quarter of 2017, the higher net benefit recorded in the prior year attributable to the Tax Cuts and Jobs Act of $53.1 million compared to the current year net benefit of $4.8 million, a tax benefit recognized in 2018 resulting from a change in accounting method regarding the timing of tax deductions for software-related expenses of $24.4 million, Federal and State research tax credits of $17.6 million recorded in the prior year related to the Corporation’s technology spend between 2013 and 2016, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises compared to the prior year, partially offset by lower income before income taxes.

56 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Management
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are allocated fully to C&IS and Wealth Management.
At December 31, 2018, Northern Trust managed $1.07 trillion in assets for personal and institutional clients, including $790.8 billion for C&IS clients and $278.6 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2018, 2017 and 2016 by investment type.

TABLE 27: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2018	2017	2016	2018 / 2017	2017 / 2016
Equities	$534.2	$592.3	$480.6	(10)%	23%
Fixed Income Securities	178.3	183.5	160.5	(3)	14
Cash and Other Assets	207.0	217.5	189.3	(5)	15
Securities Lending Collateral	149.9	167.7	112.0	(11)	50
Total Assets Under Management	$1,069.4	$1,161.0	$942.4	(8)%	23%

Assets under management decreased $91.6 billion, or 8%, from $1.16 trillion at year-end 2017. The decrease primarily reflected unfavorable markets and net outflows. The following table presents activity in consolidated assets under management by investment type during the year ended December 31, 2018.

TABLE 28: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	2018	2017	2016
Balance as of January 1,	$1,161.0	$942.4	$875.3
Inflows by Investment Type
Equities	174.7	192.1	136.0
Fixed Income Securities	63.7	68.1	59.3
Cash and Other Assets	484.3	407.9	383.4
Securities Lending Collateral	165.6	132.4	93.8

Total Inflows	888.3	800.5	672.5

Outflows by Investment Type
Equities	(179.2)	(185.7)	(136.1)
Fixed Income Securities	(72.5)	(57.2)	(48.0)
Cash and Other Assets	(487.4)	(384.0)	(363.6)
Securities Lending Collateral	(183.3)	(76.7)	(85.7)

Total Outflows	(922.4)	(703.6)	(633.4)

Net (Outflows) / Inflows	(34.1)	96.9	39.1

Market Performance, Currency and Other
Market Performance and Other	(49.3)	111.6	32.0
Currency	(8.2)	10.1	(4.0)
Total Market Performance, Currency and Other	(57.5)	121.7	28.0

Balance as of December 31,	$1,069.4	$1,161.0	$942.4

2018 Annual Report | Northern Trust Corporation 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY
Securities Portfolio
The following table presents the book values of Northern Trust’s held to maturity, available for sale, and trading investment securities by type as of December 31, 2018, 2017 and 2016.

TABLE 29: SECURITIES PORTFOLIO

	DECEMBER 31,
($ In Millions)	2018	2017	2016
Debt Securities Held to Maturity
U.S. Government	$101.6	$35.0	$15.0
Obligations of States and Political Subdivisions	18.9	34.6	63.6
Government Sponsored Agency	4.5	5.8	7.4
Other	14,229.0	12,973.6	8,835.1
Total Debt Securities Held to Maturity	$14,354.0	$13,049.0	$8,921.1
Debt Securities Available for Sale
U.S. Government	$5,185.3	$5,700.3	$7,522.6
Obligations of States and Political Subdivisions	655.9	746.4	885.2
Government Sponsored Agency	22,424.6	18,676.6	17,892.8
Asset-Backed	3,244.9	2,726.4	2,556.7
Auction Rate	—	4.3	4.7
Other	5,378.1	5,888.1	6,717.8
Total Debt Securities Available for Sale	$36,888.8	$33,742.1	$35,579.8
Trading Account	$0.3	$0.5	$0.3
Total Debt Securities at Year-End	$51,243.1	$46,791.6	$44,501.2
Average Total Securities	$50,281.5	$44,715.7	$42,041.3

Northern Trust maintains a high quality debt securities portfolio, with 79% of the combined available for sale, held to maturity, and trading account portfolios at December 31, 2018 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign & non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, negotiable certificates of deposit, obligations of states and political subdivisions, and other securities, of which as a percentage of the total securities portfolio, 8% were rated double-A, 2% were rated below double-A, and 11% were not rated by Moody’s Investors Service or Standard and Poor’s (primarily non-U.S. sovereign securities whose long-term ratings are at least A).
At December 31, 2018, 26% of corporate debt was rated triple-A, 40% was rated double-A, and 34% was rated below double-A or not rated. Securities classified as “other asset-backed” at December 31, 2018 had average lives of less than 5 years, and 100% were rated triple-A.
Unrealized losses within the debt securities portfolio at December 31, 2018 were $357.1 million as compared to $249.4 million at December 31, 2017, primarily reflecting higher market rates since purchase; 37% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. There were $0.5 million and $0.2 million of losses recognized in 2018 and 2017, respectively, in connection with the write-down of CRA securities determined to be OTTI. There were $3.7 million OTTI losses recognized in 2016.
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

58 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and Leases
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances for periods ended prior to January 1, 2017 below have been adjusted to conform to the presentation for periods ended after such date. The adjustments generally reflected reclassification of loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total loans and leases previously reported.

The following table presents the amounts outstanding of loans and leases by segment and class as of December 31, 2018 and the preceding four year-ends.

TABLE 30: COMPOSITION OF LOAN PORTFOLIO

	DECEMBER 31,
($ In Millions)	2018	2017	2016	2015	2014
Commercial
Commercial and Institutional	$8,728.1	$9,042.2	$9,287.4	$9,307.5	$8,343.7
Commercial Real Estate	3,228.8	3,482.7	4,002.5	3,848.8	3,333.3
Non-U.S.	2,701.6	1,538.5	1,877.8	1,137.7	1,530.6
Lease Financing, net	90.7	229.2	293.9	544.4	916.3
Other	426.0	265.4	205.1	194.1	191.5
Total Commercial	$15,175.2	$14,558.0	$15,666.7	$15,032.5	$14,315.4
Personal
Private Client	$10,733.3	$10,753.1	$10,052.0	$9,136.4	$7,466.9
Residential Real Estate	6,514.0	7,247.6	8,077.5	8,974.7	9,820.8
Other	67.5	33.5	25.9	37.3	37.1
Total Personal	$17,314.8	$18,034.2	$18,155.4	$18,148.4	$17,324.8
Total Loans and Leases	$32,490.0	$32,592.2	$33,822.1	$33,180.9	$31,640.2

Residential Real Estate
The residential real estate loan portfolio is primarily composed of mortgages and home equity credit lines provided as an accommodation to clients. Residential real estate loans totaled $6.5 billion at December 31, 2018, or 22% of total U.S. loans, compared with $7.2 billion, or 23% of total U.S. loans, at December 31, 2017. All residential real estate loans are underwritten utilizing Northern Trust’s credit policies, which do not support the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Appraisals of supporting collateral for residential real estate loans are obtained at loan origination and upon refinancing or default or when otherwise considered warranted. Residential real estate collateral appraisals are performed and reviewed by independent third parties.
Of the total $6.5 billion in residential real estate loans at December 31, 2018, $1.7 billion were in Florida, $1.3 billion were in California, and $1.2 billion were in the greater Chicago area, with the remainder distributed throughout the other geographic regions within the United States served by Northern Trust. Legally binding commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $824.0 million and $1.0 billion at December 31, 2018 and 2017, respectively.

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

2018 Annual Report | Northern Trust Corporation 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.
The table below provides additional detail regarding commercial real estate loan types:

TABLE 31: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
($ In Millions)	2018	2017
Commercial Mortgages:
Office	$811.2	$825.2
Apartment/Multi-family	490.7	623.3
Retail	529.7	631.1
Industrial / Warehouse	254.9	311.1
Other	426.6	445.6
Total Commercial Mortgages	2,513.1	2,836.3
Construction, Acquisition and Development Loans	420.6	350.8
Single Family Investment	127.0	164.8
Other Commercial Real Estate Related	168.1	130.8
Total Commercial Real Estate Loans	$3,228.8	$3,482.7

At December 31, 2018, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $331.4 million and $8.5 million, respectively. At December 31, 2017, legally binding commitments and standby letters of credit totaled $312.5 million and $13.8 million, respectively.

Nonperforming Assets and 90 Days Past Due Loans
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances for periods ended prior to January 1, 2017 below have been adjusted to conform to the presentation for periods ended after such date. The adjustments generally reflected reclassification of loans and leases from the commercial and institutional class to the residential real estate class. There was no impact on total loans and leases previously reported.

60 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiations and renewals. The following table presents nonperforming assets and loans that were delinquent 90 days or more and still accruing at December 31, 2018 and each of the prior four year-ends.

TABLE 32: NONPERFORMING ASSETS

	DECEMBER 31,
($ In Millions)	2018		2017		2016		2015		2014
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$6.8		$26.0		$9.2		$18.1		$15.0
Commercial Real Estate	6.9		8.3		11.6		16.7		37.1
Non-U.S.	0.4		—		—		—		—
Total Commercial	14.1		34.3		20.8		34.8		52.1
Personal
Residential Real Estate	$95.0		$116.4		$139.1		$144.9		$162.4
Private Client	0.2		—		0.3		0.4		1.2
Total Personal	95.2		116.4		139.4		145.3		163.6
Total Nonperforming Loans and Leases	109.3		150.7		160.2		180.1		215.7
Other Real Estate Owned	8.4		4.6		5.2		8.2		16.6
Total Nonperforming Assets	$117.7		$155.3		$165.4		$188.3		$232.3
90 Day Past Due Loans Still Accruing	$16.4		$8.0		$31.0		$7.1		$22.7
Nonperforming Loans and Leases to Total Loans and Leases	0.34%		0.46%		0.47%		0.54%		0.68%
Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans and Leases	1.0	x	0.9	x	1.0	x	1.1	x	1.2	x

Nonperforming assets of $117.7 million as of December 31, 2018 decreased $37.6 million, or 24% from $155.3 million in December 31, 2017, reflecting improved credit quality in the residential real estate portfolio and the commercial and institutional portfolio. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and the quantitative and qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Allowance and Provision for Credit Losses
During 2017, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. The allowance for credit losses as of December 31, 2016 remains unadjusted, as the impact of the reclassification on the allowance was immaterial.

TABLE 33: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

($ In Millions)	2018	2017	2016
Balance at January 1	$153.8	$192.0	$233.3
Charge-Offs	(10.1)	(21.5)	(27.3)
Recoveries	9.0	11.3	12.1
Net Charge-Offs	(1.1)	(10.2)	(15.2)
Provision for Credit Losses	(14.5)	(28.0)	(26.0)
Effects of Foreign Exchange Rates	—	—	(0.1)
Balance at December 31	$138.2	$153.8	$192.0

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

2018 Annual Report | Northern Trust Corporation 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the specific portion of the allowance and the allocated inherent portion of the allowance and its components by loan category at December 31, 2018, and at each of the prior four year-ends.

TABLE 34: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2018		2017		2016		2015		2014
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Specific Allowance	$10.0	—%	$5.4	—%	$2.1	—%	$3.1	—%	$21.1	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	33.5	27	34.7	27	34.7	27	40.4	28	73.0	26
Commercial Real Estate	35.5	10	43.3	11	69.2	12	69.5	12	69.4	10
Lease Financing, net	0.1	—	0.2	1	0.4	1	1.9	2	3.6	3
Non-U.S.	—	8	—	5	—	5	—	3	3.3	5
Other	2.7	2	1.5	1	0.6	1	—	1	—	1
Total Commercial	71.8	47	79.7	45	104.9	46	111.8	46	149.3	45
Personal
Residential Real Estate	45.8	20	57.3	22	69.0	24	96.2	27	107.7	31
Private Client	9.2	33	9.5	33	13.8	30	19.7	27	17.8	24
Other	1.4	—	1.9	—	2.2	—	2.5	—	—	—
Total Personal	56.4	53	68.7	55	85.0	54	118.4	54	125.5	55
Total Allocated Inherent Allowance	$128.2	100%	$148.4	100%	$189.9	100%	$230.2	100%	$274.8	100%
Total Allowance for Credit Losses	$138.2	100%	$153.8	100%	$192.0	100%	$233.3	100%	$295.9	100%
Allowance Assigned to:
Loans and Leases	$112.6		$131.2		$161.0		$193.8		$267.0
Undrawn Commitments and Standby Letters of Credit	25.6		22.6		31.0		39.5		28.9
Total Allowance for Credit Losses	$138.2		$153.8		$192.0		$233.3		$295.9
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.35%		0.40%		0.48%		0.58%		0.84%

Specific Component of the Allowance: The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay.
At December 31, 2018, the specific allowance component amounted to $10.0 million compared with $5.4 million at the end of 2017. The $4.6 million increase is primarily attributable to outstanding loans and standby letters of credit in the residential real estate and commercial and institutional portfolios, respectively.
The increase in the specific component of the allowance from $2.1 million in 2016 to $5.4 million in 2017 was primarily attributable to additional allowances provided for new nonperforming loans, partially offset by charge-offs and pay-offs.

Inherent Component of the Allowance: The inherent component of the allowance addresses exposure relating to probable but unidentified credit-related losses. The inherent component of the allowance also covers the credit exposure associated with undrawn loan commitments and standby letters of credit. To estimate the allowance for credit losses on

62 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these instruments, management uses conversion rates to determine the estimated amount that will be drawn and assigns an allowance factor determined in accordance with the methodology utilized for outstanding loans.
The inherent portion of the allowance decreased $20.2 million to $128.2 million at December 31, 2018, compared with $148.4 million at December 31, 2017, which decreased $41.5 million from $189.9 million at December 31, 2016.
The decrease in 2018 was primarily driven by reductions in outstanding loans and undrawn loan commitments and standby letters of credit and improved credit quality across the portfolio. The decrease in 2017 was primarily driven by improvement in the credit quality of the commercial real estate and residential real estate portfolios.

Overall Allowance: The evaluation of the specific component and the inherent component above resulted in a total allowance for credit losses of $138.2 million at December 31, 2018, compared with $153.8 million at the end of 2017. The allowance of $112.6 million assigned to loans and leases, as a percentage of total loans and leases, was 0.35% at December 31, 2018, down from a $131.2 million allowance assigned to loans and leases, representing 0.40% of total loans and leases at December 31, 2017. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $25.6 million and $22.6 million at December 31, 2018 and December 31, 2017, respectively, and are included in other liabilities in the consolidated balance sheets.

Provision: The provision for credit losses was a credit of $14.5 million and net charge-offs totaled $1.1 million in 2018. This compares with a credit provision of $28.0 million and net charge-offs of $10.2 million in 2017, and a $26.0 million credit provision and net charge-offs of $15.2 million in 2016.

Impaired Loans
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement or when its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring. As of December 31, 2018, impaired loans totaled $116.2 million and included $99.8 million of loans deemed troubled debt restructurings as compared to total impaired loans of $139.8 million at December 31, 2017, which included $98.4 million of loans deemed troubled debt restructurings. Impaired loans had $7.2 million and $5.4 million of the allowance for credit losses allocated to them at December 31, 2018, and December 31, 2017, respectively. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, dependent upon the level of certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million as of December 31, 2018) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards.
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

2018 Annual Report | Northern Trust Corporation 63

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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. Management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, in determining an appropriate allowance level. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2018 and changes in estimates are reasonably likely to occur from period to period.
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

64 2018 Annual Report | Northern Trust Corporation

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
In determining the pension expense for the U.S. plans in 2018, Northern Trust utilized a discount rate of 3.79% for both the Qualified Plan and the Nonqualified Plan. The rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 4.39%. The expected long-term rate of return on Qualified Plan assets was 6.00%.
In evaluating possible revisions to pension-related assumptions for the U.S. plans as of Northern Trust’s December 31, 2018 measurement date, the following were considered:

•
Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the projected cash flows for future benefit payments to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 4.47% at December 31, 2018 for the Qualified and Nonqualified plans, an increase from 3.79% at December 31, 2017.

•	Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption continues to be based on a graded schedule from 9.00% to 2.50% that averages 4.39%.

•
Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the Qualified Plan remains at 6.00% for 2019.

•
Mortality Table: Northern Trust uses the aggregate RP-2014 mortality table with adjustment from 2014 to 2006. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2018, released by the Society of Actuaries in October 2018. This assumption was updated at December 31, 2018 from improvement scale MP-2017. The updated improvement scale applies to annuity payments only and results in generally lower projected mortality improvements than estimated by the MP-2017 improvement scale. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2019.

Annual net pension expense in 2019 is expected to decrease by approximately $8.2 million, primarily driven by the increase in discount rate.

In order to illustrate the sensitivity of these assumptions on the expected U.S Plans’ periodic pension expense in 2019 and the projected benefit obligation as of December 31, 2018, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 35: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2019 Pension Expense
Discount Rate Change	$(3.8)	$3.9
Compensation Level Change	1.8	(1.6)
Rate of Return on Plan Assets Change	(3.6)	3.6
Increase (Decrease) in 2018 Projected Benefit Obligation
Discount Rate Change	(42.0)	44.3
Compensation Level Change	6.7	(6.5)

Pension Contributions: The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of

2018 Annual Report | Northern Trust Corporation 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006. There were no contributions to the Qualified Plan in 2018 plan year. Northern Trust contributed $50.0 million to the Qualified Plan at the beginning of 2018, retrospectively for the 2017 plan year. The minimum required contribution to the Qualified Plan is expected to be zero in 2019. The maximum deductible contribution is estimated at $270 million for 2019.
FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2018, approximately 29% of Northern Trust’s total assets and less than 1% of its total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 14% of Northern Trust’s assets carried at fair value are classified as Level 1. Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
Approximately 86% of Northern Trust’s assets and 94% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment debt securities classified as available for sale make up 96% of Level 2 assets with the remaining 4% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
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
As of December 31, 2018, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified as Level 2 and approximately 96%, measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.
As of December 31, 2018, Northern Trust’s Level 3 liabilities consisted of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Class B common shares previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps are determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 25, “Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information.
While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize on the balance sheet a liability to make future lease payments, known as the lease liability, and a right-of-use asset

66 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(ROU asset) representing its right to use the underlying asset over the lease term. Northern Trust has established a complete inventory of leases and has formalized the future operating model for lease accounting and related internal controls. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with certain practical expedients available. Northern Trust adopted ASU 2016-02 as of January 1, 2019, the date of initial application, and in doing so does not expect to restate comparative periods for the effects of applying ASU 2016-02. Northern Trust elected the package of practical expedients available under ASU 2016-02, which allows Northern Trust to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. As a result of the adoption of ASU 2016-02, Northern Trust will recognize operating lease liabilities of approximately $530 million, with corresponding ROU assets of approximately $480 million based on the present value of the remaining minimum rental payments under Accounting Standards Codification 840 - Leases, and adjustments to the ROU assets for deferred rent required under ASU 2016-02. The adoption of ASU 2016-02 will not impact significantly Northern Trust’s consolidated results of operations.
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
Northern Trust has established a working group across various functions, an overall governance structure, and has finalized a detailed project plan for its implementation efforts. Further, Northern Trust is finalizing the development activities for its credit models, focusing initially on its securities credit models. Northern Trust’s internal model validation group has started the review and validation process for these credit models. In addition, Northern Trust assessed the new disclosure requirements and evaluated the availability of required new data elements, and is in the process of drafting disclosures required under ASU 2016-13. Northern Trust continues to evaluate specific application issues and the overall impact of the adoption of ASU 2016-13.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The adoption of ASU 2018-13 will not impact significantly Northern Trust’s consolidated financial condition or results of operations.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-15 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (ASU 2018-16). ASU 2018-16 permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-16 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (ASU 2018-17). ASU 2018-17 requires that indirect interests held through related parties in common control arrangements should be considered on a proportional basis (rather than as the equivalent of a direct interest in its entirety) for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-17 is not expected to impact significantly Northern Trust’s consolidated financial condition or results of operations.

2018 Annual Report | Northern Trust Corporation 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES
Capital expenditures in 2018 included ongoing enhancements to Northern Trust’s software and hardware capabilities, the opening of new offices, and the expansion and renovation of several existing offices. Capital expenditures for 2018 totaled $506.0 million, of which $408.4 million was for software, $62.0 million was for computer hardware, $29.9 million was for building and leasehold improvements, and $5.7 million was for furnishings. These capital expenditures principally support, enhance, and protect Northern Trust’s investment management, asset servicing and asset management capabilities, and provide relationship management tools to better serve our clients. Additional capital expenditures committed for technology systems will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware and machinery are charged to equipment and software expense. Depreciation on building and leasehold improvements and on furnishings is charged to occupancy expense and equipment expense, respectively. Capital expenditures for 2017 totaled $472.8 million, of which $381.2 million was for software, $58.3 million was for computer hardware, $27.1 million was for building and leasehold improvements, and $6.2 million was for furnishings.
OFF-BALANCE-SHEET ARRANGEMENTS
Assets Under Custody/Administration and Assets Under Management
Northern Trust, in the normal course of business, holds assets under custody/administration and management in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheets.

Commitments, Letters of Credit and Securities Lent with Indemnification
Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be drawn fully upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. The following table provides details of Northern Trust’s off-balance-sheet financial instruments as of December 31, 2018 and 2017.

TABLE 36: SUMMARY OF OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS

	DECEMBER 31,
($ In Millions)	2018	2017
Undrawn Commitments to Extend Credit
One Year and Less	$7,629.9	$8,617.3
Over One Year	17,393.1	18,205.3

Total	$25,023.0	$26,822.6

Standby Letters of Credit	$2,486.2	$2,970.0
Commercial Letters of Credit	32.3	37.7
Custody Securities Lent with Indemnification	128,904.8	143,568.2

68 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2018.

TABLE 37: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

AS OF DECEMBER 31, 2018	COMMITMENT EXPIRATION
($ In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$3,877.6	$1,745.1	$2,132.5	$1,644.2
Holding Companies	—	—	—	20.3
Manufacturing	6,637.8	614.1	6,023.7	1,604.4
Mining	723.1	184.9	538.2	21.1
Public Administration	106.0	106.0	—	58.7
Retail Trade	772.3	170.0	602.3	134.3
Services	5,629.0	2,338.2	3,290.8	4,274.7
Transportation and Warehousing	308.2	1.3	306.9	235.4
Utilities	1,265.6	—	1,265.6	4.5
Wholesale Trade	634.7	36.8	597.9	387.8
Other Commercial	199.4	152.2	47.2	342.7

Commercial and Institutional (Note)	20,153.7	5,348.6	14,805.1	8,728.1
Commercial Real Estate	331.4	63.9	267.5	3,228.8
Lease Financing, net	—	—	—	90.7
Non-U.S.	1,167.0	608.6	558.4	2,701.6
Other	130.8	130.8	—	426.0

Total Commercial	21,782.9	6,151.9	15,631.0	15,175.2

Personal
Residential Real Estate	824.0	194.0	630.0	6,514.0
Private Client	2,395.4	1,263.3	1,132.1	10,733.3
Other	20.7	20.7	—	67.5

Total Personal	3,240.1	1,478.0	1,762.1	17,314.8

Total	$25,023.0	$7,629.9	$17,393.1	$32,490.0

Note: Commercial and Institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).

Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit of $2.5 billion and $3.0 billion at December 31, 2018 and 2017, respectively, include $72.3 million and $92.5 million, respectively, of standby letters of credit secured by cash deposits or participated to others. The weighted average maturity of standby letters of credit was 23 months at December 31, 2018 and 24 months at December 31, 2017.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $128.9 billion and $143.6 billion at December 31, 2018 and 2017, respectively. Because of the credit quality of the

2018 Annual Report | Northern Trust Corporation 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2018, or 2017 related to these indemnifications.
Additional information about Northern Trust’s off-balance-sheet financial instruments is included in Note 28, “Off-Balance-Sheet Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2018, the Bank had over $38.6 billion of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds. Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.

70 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 68% of total assets as of December 31, 2018. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $47.3 billion at December 31, 2018. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2018.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity, dividend payments from the Bank, and interest earned on investment securities and money market assets. On August 3, 2018, the Corporation issued $500 million of 3.650% senior notes, due August 3, 2028. The Corporation also received $1.2 billion of dividends from the Bank in 2018. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 31, “Restrictions on Subsidiary Dividends and Loans or Advances,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2018 were $924.3 million of common stock repurchases and $405.4 million of common stock dividends.
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $866.8 million and $1.0 billion at December 31, 2018 and 2017, respectively. During, and at year-end, 2018 and 2017, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2018 and 2017 was $887.0 million and $750.5 million, respectively. The cash flows of the Corporation are shown in Note 34, “Northern Trust Corporation (Corporation only),” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2018, provided below, allow Northern Trust to access capital markets on favorable terms.

TABLE 38: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2018

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCHRATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	AA-
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Trust Preferred Capital Securities	BBB+	A3	BBB+
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 26, “Derivative Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The net maximum amount of these termination payments that Northern Trust could have been required to pay at December 31, 2018, was $7.6 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2018, that would be triggered by a significant downgrade in its debt ratings.

2018 Annual Report | Northern Trust Corporation 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements of Cash Flows
For the year ended December 31, 2018, net cash provided by operating activities was $1.8 billion, primarily reflecting period earnings and the impact of other operating activities and non-cash charges such as amortization of computer software, partially offset by higher net collateral deposited with derivative counterparties
Net cash provided by operating activities for the year ended December 31, 2017, was $1.7 billion, primarily reflecting earnings and the impact of non-cash charges such as amortization of computer software, partially offset by other operating activities.
Net cash provided by investing activities was $4.3 billion for the year ended December 31, 2018, primarily reflecting decreased levels of deposits with the Federal Reserve and other central banks and lower interest-bearing deposits with banks, partially offset by net purchases of debt securities available for sale and held to maturity and the net change in other investing activities.
Net cash used in investing activities was $14.0 billion for the year ended December 31, 2017, primarily attributable to an increase in deposits with the Federal Reserve and other central banks as well as net purchases of debt securities held to maturity.
For the year ended December 31, 2018, net cash used in financing activities totaled $5.8 billion, primarily reflecting decreased levels of total deposits, the repurchase of common stock pursuant to the Corporation’s share repurchase program, lower securities sold under agreements to repurchase, dividends paid on common and preferred stock, and repayments of the 6.50% subordinated notes previously issued by the Bank and due August 2018, partially offset by higher short-term other borrowings and the proceeds from the issuance by the Corporation of 3.65% senior notes. The decrease in total deposits was primarily attributable to lower levels of non-interest bearing domestic and non-U.S. office client deposits and lower domestic interest-bearing client deposits.
For the year ended December 31, 2017, net cash provided by financing activities totaled $11.3 billion, primarily reflecting higher levels of total deposits, federal funds purchased, increases in short-term other borrowings, and the proceeds from the issuance by the Corporation of 3.375% fixed-to-floating rate subordinated notes, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program, dividends paid on common and preferred stock, and repayments of the 5.85% subordinated notes previously issued by the Bank and due November 2017.

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

Contractual Obligations
The following table shows Northern Trust’s contractual obligations as of December 31, 2018.

TABLE 39: CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2018

	PAYMENT DUE BY PERIOD
($ In Millions)	TOTAL	ONE YEAR AND LESS	1-3 YEARS	3-5 YEARS	OVER 5 YEARS
Senior Notes(1)	$2,011.3	$—	$998.8	$499.2	$513.3
Subordinated Debt(1)	1,112.4	—	—	—	1,112.4
Floating Rate Capital Debt(1)	277.6	—	—	—	277.6
Operating Leases(2)	763.1	98.8	183.7	144.9	335.7
Purchase Obligations(3)	715.2	260.9	301.8	140.9	11.6

Total Contractual Obligations	$4,879.6	$359.7	$1,484.3	$785.0	$2,250.6

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
(3) Purchase obligations consist primarily of ongoing operating costs related to outsourcing arrangements for certain cash management services and the support and maintenance of the Corporation’s technological requirements. Certain obligations are in the form of variable rate contracts and, in some instances, 2018 activity was used as a base to project future obligations.

72 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Management
One of Northern Trust’s primary objectives is to maintain a strong capital position to merit the confidence of clients, counterparties, creditors, regulators and stockholders. A strong capital position helps Northern Trust execute its strategies and withstand unforeseen adverse developments.
Senior management, with oversight from the Capital Governance Committee and the full Board of Directors, is responsible for capital management and planning. Northern Trust manages its capital on both a total Corporation basis and a legal entity basis. The Capital Committee is responsible for measuring and managing capital metrics against levels set forth within the Capital Policy approved by the Capital Governance Committee of the Board of Directors. In establishing the metrics related to capital, a variety of factors are taken into consideration, including the unique risk profiles of Northern Trust’s businesses, regulatory requirements, capital levels relative to peers, and the impact on credit ratings.
Capital levels were strengthened in 2018 as average stockholders’ equity increased $248.3 million, or 2%, reaching $10.2 billion. Total stockholders’ equity was $10.5 billion at December 31, 2018, as compared to $10.2 billion at December 31, 2017. In July 2018, the Board increased the quarterly common stock dividend by 31% to $0.55 per common share. Common dividends totaling $439.1 million were declared in 2018. During the year ended December 31, 2018, the Corporation repurchased 9.0 million shares of common stock, including 0.5 million shares withheld related to share-based compensation, at an average price per share of $102.69. Preferred dividends totaling $46.4 million were declared in 2018.

2018 Annual Report | Northern Trust Corporation 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2018 and 2017.

TABLE 40: CAPITAL ADEQUACY

($ In Millions)	December 31, 2018		December 31, 2017
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$9,626.3	$9,626.3	$9,334.2	$9,334.2
Net Unrealized (Gains) Losses on Debt Securities Available for Sale	—	—	15.0	15.0
Net Unrealized (Gains) Losses on Cash Flow Hedges	—	—	(0.9)	(0.9)
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(767.6)	(767.6)	(697.4)	(697.4)
Pension and Other Postretirement Benefit Adjustments	—	—	68.4	68.4
Other	(128.9)	(128.9)	(93.0)	(93.0)

Total Common Equity Tier 1	8,729.8	8,729.8	8,626.3	8,626.3
Additional Tier 1 Capital
Preferred Stock	882.0	882.0	882.0	882.0
Other	(15.1)	(15.1)	(34.9)	(34.9)

Total Additional Tier 1 Capital	866.9	866.9	847.1	847.1

Total Tier 1 Capital	9,596.7	9,596.7	9,473.4	9,473.4
Tier 2 Capital
Qualifying Allowance for Credit Losses	—	138.2	—	153.8
Qualifying Subordinated Debt	1,099.4	1,099.4	1,099.4	1,099.4
Floating Rate Capital	107.7	107.7	134.6	134.6

Total Tier 2 Capital	1,207.1	1,345.3	1,234.0	1,387.8

Total Risk-Based Capital	$10,803.8	$10,942.0	$10,707.4	$10,861.2
Risk-Weighted Assets(1)	$63,914.8	$67,837.1	$64,018.7	$68,616.4
Total Assets – End of Period (EOP)	132,212.5	132,212.5	138,590.5	138,590.5
Adjusted Average Fourth Quarter Assets(2)	120,402.6	120,402.6	121,517.1	121,517.1
Total Loans and Leases – EOP	32,490.0	32,490.0	32,592.2	32,592.2
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	29.63%	29.63%	28.64%	28.64%
Total Assets – EOP	7.28	7.28	6.74	6.74
Risk-Based Capital Ratios
Common Equity Tier 1	13.7%	12.9%	13.5%	12.6%
Tier 1	15.0	14.1	14.8	13.8
Total (Tier 1 and Tier 2)	16.9	16.1	16.7	15.8
Leverage	8.0	8.0	7.8	7.8
Supplementary Leverage(3)	7.0	N/A	6.8	N/A

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
(3) Beginning with the first quarter of 2015, advanced approaches banking organizations must calculate and report their supplementary leverage ratio. Effective January 1, 2018, the Corporation and Bank are subject to a minimum supplementary leverage ratio of 3 percent.

As of December 31, 2018 and 2017, the Corporation’s capital ratios exceeded the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation” section of Item 1, “Business,” and Note 33, “Regulatory Capital Requirements,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

74 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2018, the Corporation’s common equity Tier 1 capital ratio as calculated under the advanced approaches methodologies would have been 13.7% on a fully phased-in basis, while the Corporation’s common equity Tier 1 capital ratio under the standardized approach would have been 12.9% on a fully phased-in basis.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated risk management framework to support its business decisions and the execution of its corporate strategies. The framework provides a methodology to identify, assess, monitor, measure, manage and report both internal and external risks to Northern Trust, and promotes a culture of risk awareness and good conduct across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. Northern Trust cultivates a culture of effective risk management by defining and embedding risk management accountabilities in all employee performance expectations and provides training, development and performance rewards to reinforce this culture.
Northern Trust’s risk management framework contains three inter-related elements, designed to support consistent enterprise risk identification, management and reporting: a comprehensive risk inventory, a static taxonomy of risk categories and a dynamic taxonomy of risk themes. The risk inventory is a detailed register of the risks inherently faced by Northern Trust, supporting the consistent identification and classification of risks across the organization. The risk categories and risk themes are classification systems used for classifying and managing the risk inventory and enabling different risk profile views. All identified risks inherent in Northern Trust’s business activities are cataloged into the following risk categories: credit, operational, fiduciary, compliance, market, liquidity, and strategic risk. All material risks are also dynamically cataloged into various risk themes which are defined groupings that share common characteristics, focus on business outcomes and span across risk categories.
Northern Trust implements its risk management framework through a “three lines of defense” operating model, embedding a robust risk management capability within its businesses. The model, used to communicate risk management expectations across the organization, contains three roles, each a complimentary level of risk management accountability. Within this operating model, Northern Trust’s businesses are the first line of defense for protecting it against the risks inherent in its businesses and are supported by dedicated business risk management teams. The Risk Management function, the second line of defense, sets the direction for Northern Trust’s risk management activities and provides aggregate risk oversight and reporting in support of risk governance. Audit Services, the third line of defense, provides independent assurance as to the effectiveness of the integrated risk framework.

Risk Governance and Oversight Overview
Risk governance is an integral aspect of corporate governance at Northern Trust, and includes clearly defined accountabilities, expectations, internal controls and processes for risk-based decision-making and escalation of issues. The diagram below provides a high-level overview of Northern Trust’s risk governance structure, highlighting oversight by the Board of Directors and key risk-related committees.

TABLE 41: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Compensation and Benefits Committee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Market & Liquidity Risk Committee	Model Risk Oversight Committee

The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Compensation and Benefits Committee. The Board of Directors approves Northern Trust’s risk management framework and Corporate Risk Appetite Statement. The Business Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, fiduciary risk, compliance risk, market risk, liquidity risk, and strategic risk. The Audit Committee provides oversight with respect to financial reporting and legal risk, while the Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Compensation and Benefits Committee annually reviews management’s assessment of the effectiveness of the design and performance of

2018 Annual Report | Northern Trust Corporation 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety, soundness, and culture. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk-taking behavior by participants. The Capital Governance Committee of the Board assists the Board in discharging its oversight duties with respect to capital management and resolution planning activities. Among other responsibilities, the Capital Governance Committee oversees Northern Trust’s capital adequacy assessments, forecasting, and stress testing processes and activities, including the annual CCAR exercise, and challenges management, as appropriate, on various elements of such processes and activities. Accordingly, the Capital Governance Committee provides oversight with respect to Northern Trust’s linkage of material risks to the capital adequacy assessment process.

The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the executive risk management team of Northern Trust, together with the Chief Financial Officer, Head of Capital and Resolution Planning, General Counsel and Chief Audit Executive, meets as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk within Northern Trust. Among other risk management responsibilities, GERC receives reports or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

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

Risk Assessment, Appetite and Reporting Processes
As part of the integrated risk framework, Northern Trust has established key risk identification and risk management processes, embedded within its businesses to enable a risk-informed profile that supports its business decisions and the execution of its corporate strategies. Northern Trust’s risk assessment process consists of a series of programs across the first and second lines of defense that identify, measure, manage and report risks in line with risk appetite and guidelines.
Northern Trust defines its risk appetite as the amount and types of risk that it is willing to assume in its exposures and business activities to achieve its strategic and financial objectives and remain in compliance with applicable capital, liquidity, and other regulatory requirements. It includes consideration of the likelihood and impact of risks, using both

76 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

monetary loss and non-financial measures across risk themes to monitor against tolerance threshold and guideline levels that trigger escalation to senior management.

Risk Control
Risk Control is an internal, independent review function within the Risk Management function. Risk Control is managed by the Head of Risk Control and is comprised of Model Risk Management, Credit Review, Global Compliance Testing and Basel Independent Verification groups, each with its own risk focus and oversight. Model Risk Management is responsible for the implementation and management of the enterprise-wide model risk framework and independently validating new models and reviewing and re-validating existing models. Credit Review provides an independent, ongoing assessment of credit exposure and related credit risk management processes across Northern Trust. Global Compliance Testing evaluates the effectiveness of procedures and controls designed to comply with relevant laws and regulations, as well as corresponding Northern Trust policies governing regulatory compliance activities. Lastly, Basel Independent Verification promotes rigor and accuracy in Northern Trust’s ongoing compliance with Basel III requirements and adherence to Enhanced Prudential Standards, including Liquidity Stress Testing. The Business Risk Committee oversees Risk Control generally as well as each of these groups.

Audit Services
Audit Services is an independent control function that assesses and validates controls within Northern Trust’s risk management framework. Audit Services is managed by the Chief Audit Executive with oversight from the Audit Committee. Audit Services tests the overall adequacy and effectiveness of the system of internal controls associated with the advanced systems on an ongoing basis and reports the results of these audits directly to the Audit Committee. Audit Services includes professionals with a broad range of audit and industry experience, including risk management expertise. The Chief Audit Executive reports directly to the Audit Committee and the Corporation’s Chief Executive Officer.

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

Credit Risk Framework and Governance
The Credit Risk Management function is the focal point of the credit risk framework and, while independent of the businesses, it works closely with them to achieve the goal of assuring proactive management of credit risk. To monitor and control credit risk, the Credit Risk Management function maintains a framework that consists of policies, standards, and programs designed to promote a prudent relationship-based credit culture. This function also monitors adherence to corporate policies, standards, programs, and external regulations.
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
The CRC establishes and monitors credit-related policies and programs throughout Northern Trust and promotes their uniform application. The Chief Credit Officer reports directly to the CRO and chairs the CRC. Independent oversight and review of the credit risk framework also is provided by Risk Control.

2018 Annual Report | Northern Trust Corporation 77

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

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in the “Off-Balance-Sheet Arrangements” section and in Note 28, “Off-Balance-Sheet Financial Instruments,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”
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

78 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, human factors and systems, or from external events.

Operational Risk Overview
Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, product design and delivery difficulties, potential legal actions, or other catastrophes to result in losses. This includes the potential that continuity of service and resiliency may be impacted.

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

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that impact risk and drive action to reduce future loss events. The Operational Risk Management function is responsible for defining the operational risk framework and providing independent oversight of the framework across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, and manage operational risk and mitigate Northern Trust’s exposure to loss. Several key programs support the operational risk framework, including:

•
Loss Event Data Program - a program that collects internal and external loss data for use in monitoring operational risk exposure, various business analyses and a Basel Advanced Measurement Approach (AMA) capital quantification.

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

•
Business Continuity and Disaster Recovery Management Program - a program designed to minimize business impact and support the resumption of mission critical functions for clients following an incident.

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

2018 Annual Report | Northern Trust Corporation 79

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

Information Security and Technology Management
Effective management of risks related to the confidentiality, integrity and availability of information is crucial in an environment of increasing cyber threat and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s information security and technology risk management framework includes a comprehensive governance structure and an Information Security and Technology Risk Management Policy and Program approved by the Business Risk Committee. The framework is supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the businesses, including the Information Security and Technology Risk Committee (ISTRC). The ISTRC is chaired by the Chief Information Security Officer, who regularly reports to the Business Risk Committee on the status of the Information Security and Technology Risk Management Program.
In addition to a strong governance process, internal controls and risk management practices are designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting information security as well as adhering to applicable policies and standards and other means provided to them to safeguard electronic information and business systems within their care. Training and awareness programs to educate employees on information security are ongoing and include multiple approaches such as mandatory computer-based training, phishing simulations, and the designation of individuals as Information Security and Privacy Champions within the businesses. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
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
The Cyber Incident Response Plan is used to respond to cybersecurity incidents. A cybersecurity incident is defined as an incident caused by damaging activity, which requires actions to prevent and respond to disruptions, denials, compromises or exfiltration that impact the confidentiality, integrity and availably of the assets of Northern Trust or its clients. The plan provides a streamlined approach that can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions and status to senior management, including the Chief Information Security Officer, and appropriate stakeholders. The plan is designed to work with enterprise-level response plans, and is reviewed, tested, and updated regularly.
Northern Trust's disclosure controls and procedures also address cybersecurity incidents and include elements to ensure that there is an analysis of potential disclosure obligations arising from any such incidents. Northern Trust also maintains compliance programs to address the applicability of restrictions on securities trading while in possession of material, nonpublic information, including in instances in which such information may relate to cybersecurity incidents.

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
All of Northern Trust’s businesses are required to risk-assess their critical functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The strength of the business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually.
The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

80 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiduciary Risk
Fiduciary risks are risks arising from the failure in administering or managing financial and other assets in clients’ fiduciary accounts: i) to adhere to a fiduciary standard of care if required under the terms of governing documents or applicable laws; or ii) to properly discharge fiduciary duties. Fiduciary status may hinge on the nature of a particular function being performed and fiduciary standards may vary by jurisdiction, type of relationship and governing document.

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
The CEOC establishes and monitors adherence to Northern Trust’s Compliance and Ethics Program. The Chief Compliance and Ethics Officer reports to the Business Risk Committee, as appropriate, and chairs the CEOC.

Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide events.

Liquidity Risk Overview
Northern Trust maintains a strong liquidity position and conservative liquidity risk profile. Northern Trust’s balance sheet is primarily liability-driven. That is, the main driver of balance sheet changes comes from changing levels of client deposits, which are generally related to the level of custody assets serviced and commercial and personal deposits. This liability-driven business model differs from a typical asset-driven business model, where increased levels of deposits and wholesale borrowings are required to support, for example, increased levels of lending. Northern Trust’s balance sheet is generally comprised of high-quality assets that are managed to meet anticipated obligations under stress, resulting in low liquidity risk.

2018 Annual Report | Northern Trust Corporation 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity Risk Framework and Governance
Northern Trust maintains a liquidity risk framework consisting of risk management policies and practices to keep its risk profile within the Board-approved Corporate Risk Appetite Statement. All liquidity risk activities are overseen by the Risk Management function, which is independent of the businesses undertaking the activities.
Exposure limits for liquidity risk are set by the Board, and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as the liquidity coverage ratio (LCR) and the liquidity stress-testing buffer across a range of time horizons.
The Asset and Liability Management Committee (ALCO) provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, overseeing balance sheet resources, and reviewing reporting such as cash flows and stress test results. The MLRC provides second line oversight and is responsible for reviewing market and liquidity risk exposures, establishing and monitoring risk metrics, and approving key methodologies and assumptions that drive liquidity risk measurement.

Liquidity Risk Analysis, Monitoring, and Reporting
Liquidity risk is analyzed and monitored in order to ensure compliance with the approved risk appetite. Various liquidity analysis and monitoring activities are employed by Northern Trust to understand better the nature and sources of its liquidity risks, including: liquidity stress testing, liquidity metric monitoring, collateral management, intraday management, cash flow projections, operational deposit modeling, liquid asset buffer measurement, funds transfer pricing, and contingency funding planning.
The liquidity risk management process is supported through management and regulatory reporting. Both Northern Trust’s Treasury and Market and Liquidity Risk Management functions produce management reports that enable oversight bodies to make informed decisions and support management of liquidity risk within the approved risk appetite. Holistic liquidity metrics such as LCR and internal liquidity stress testing are actively monitored, along with a suite of other metrics that provide early warning indicators of changes in the risk profile.

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
Exposure limits for market risk are set by the Board, and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as sensitivity of net interest income (NII), sensitivity of market value of equity (MVE), and Value-at-Risk (VaR) across a range of time horizons.
ALCO provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, overseeing balance sheet resources, and reviewing reporting such as stress test results. The MLRC provides second line oversight and is responsible for reviewing market risk exposures, establishing and monitoring risk metrics, and approving key methodologies and assumptions that drive market risk measurement.

Interest Rate Risk Overview
Interest rate risk is the risk to NII, associated with the balance sheet, or MVE due to changes in interest rates. Changes in interest rates can have a positive or negative impact on NII depending on the positioning of assets, liabilities and off-balance-sheet instruments. Changes in interest rates also can impact the values of assets, liabilities and off-balance-sheet positions, which indirectly impact the MVE. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are highly correlated, which allows Northern Trust to manage its interest rate risk within its risk appetite.

82 2018 Annual Report | Northern Trust Corporation

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

Northern Trust limits aggregate interest rate risk (as measured by the NII sensitivity and MVE sensitivity simulation techniques) to an acceptable level within the context of risk appetite. A variety of actions may be used to implement risk management strategies to modify interest rate risk including:

•	purchase of securities;

•	sale of debt securities that are classified as available for sale;

•	issuance of senior notes and subordinated notes;

•	collateralized borrowings from the Federal Home Loan Bank;

•	placing and taking Eurodollar time deposits; and

•	hedges with various types of derivative financial instruments.

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

•
nonmaturity deposit pricing is projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies/or judgment; and

•	new business rates are based on current spreads to market indices.

2018 Annual Report | Northern Trust Corporation 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point upward and 100 basis point downward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period.

TABLE 42: NET INTEREST INCOME SENSITIVITY AS OF DECEMBER 31, 2018

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$71
200 Basis Points	109
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	(86)

The NII sensitivity analysis does not incorporate certain management actions that may be used to mitigate adverse effects of actual interest rate movement. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in prior periods due to the impact of certain client deposit modeling enhancements.

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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions. Many of the assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

•
the present value of nonmaturity deposits are estimated using dynamic decay methodologies or estimated remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management judgment - some balances are assumed to be core and have longer lives while other balances are assumed to be temporary and have comparatively shorter lives; and

•	the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values.

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 basis point shock down from current market implied forward rates.

TABLE 43: MARKET VALUE OF EQUITY SENSITIVITY AS OF DECEMBER 31, 2018

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$412
200 Basis Points	383
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	(606)

84 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MVE simulations do not incorporate certain management actions that may be used to mitigate adverse effects of actual interest rate movements. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. MVE sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided. Further, the estimated impacts presented above are not directly comparable to those presented in prior periods due to the impact of certain client deposit modeling enhancements.

During the year ended December 31, 2018, Northern Trust did not exceed the NII or MVE sensitivity tolerances established by the Board.

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
In addition, Northern Trust provides foreign exchange services to clients. Most of these services are provided in connection with Northern Trust’s growing global custody business. In the normal course of business, Northern Trust also engages in trading of non-U.S. currencies for its own account. Both activities are considered trading activities. The primary market risk associated with global foreign exchange trading activities is foreign exchange risk.
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

TABLE 44: FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (SPOT AND FORWARD)		FOREIGN EXCHANGE SPOT VaR		FOREIGN EXCHANGE FORWARD VaR
FOR THE YEAR ENDED DECEMBER 31,	2018	2017	2018	2017	2018	2017
High	$0.3	$1.6	$0.2	$1.6	$0.3	$1.2
Low	0.1	0.1	—	—	—	0.1
Average	0.1	0.6	0.1	0.1	0.1	0.5
As of December 31,	0.1	0.3	0.1	—	0.1	0.3

During 2018 and 2017, Northern Trust did not incur an actual trading loss in excess of the daily value at risk estimate.

2018 Annual Report | Northern Trust Corporation 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes, which averaged $1.2 million for the year ended December 31, 2018.
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

•
Reputation risk is a residual risk which arises from negative perception on the part of clients, counterparties, stockholders, investors, debt holders, market analysts, regulators, staff, or other relevant parties that adversely affects Northern Trust’s ability to conduct its business. Reputation risk can arise from a range of risk events and is not limited to strategic risk.

Strategic Risk Framework and Governance
Northern Trust maintains a framework that consists of risk management policies and practices designed to identify, analyze, and limit (where possible) the impact of strategic risk. The Strategic Risk Management function is responsible for defining this framework and providing independent oversight of its application across Northern Trust. In furtherance of this effort, Northern Trust has established governance around its strategic planning processes to review and challenge strategic decisions.
In addition, Northern Trust maintains a Global Stress Testing Framework which guides stress testing exercises across the company. Enterprise stress testing, a component of this effort, is specifically designed to look at the prospective impact of internal and external shocks on the organization. Northern Trust also maintains the Global Emergency Response Plan, which guides its reaction to adverse external events if they arise.
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

86 2018 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
financial market disruptions or economic recession in the United States or other countries across the globe resulting from any of a number of factors, including, for example, actual or potential changes to international trade policy;

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

•	Northern Trust's success in responding to and investing in changes and advancements in technology;

•	a significant downgrade of any of Northern Trust’s debt ratings;

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	changes in the method pursuant to which the London Interbank Offered Rate (LIBOR) or other interest rate benchmarks are determined;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	changes in interest rates or in the monetary or other policies of various regulatory authorities or central banks;

•	changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including Northern Trust;

•
increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the United States and other countries, such as anti-money laundering, anti-bribery, and client privacy;

•
failure to address in the Corporation's resolution plan submitted in December 2017 the “shortcomings” jointly identified by the Federal Reserve Board and the FDIC in the resolution plan submitted by the Corporation in December 2015;

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

2018 Annual Report | Northern Trust Corporation 87

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

TABLE 45: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
	2018			2017			2016
($ In Millions)	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE
Interest Income	$2,321.4	$41.2	$2,362.6	$1,769.4	$45.8	$1,815.2	$1,416.9	$25.1	$1,442.0
Interest Expense	698.7	—	698.7	340.2	—	340.2	182.0	—	182.0
Net Interest Income	$1,622.7	$41.2	$1,663.9	$1,429.2	$45.8	$1,475.0	$1,234.9	$25.1	$1,260.0
Net Interest Margin	1.43%		1.46%	1.29%		1.33%	1.15%		1.18%

Total Revenue	$5,960.2	$41.2	$6,001.4	$5,375.3	$45.8	$5,421.1	$4,961.8	$25.1	$4,986.9

	FOR THE YEAR ENDED DECEMBER 31,
	2015			2014
($ In Millions)	REPORTED	FTE ADJ.	FTE	REPORTED	FTE ADJ.	FTE
Interest Income	$1,224.0	$25.3	$1,249.3	$1,186.9	$29.4	$1,216.3
Interest Expense	153.9	—	153.9	181.4	—	181.4
Net Interest Income	$1,070.1	$25.3	$1,095.4	$1,005.5	$29.4	$1,034.9
Net Interest Margin	1.05%		1.07%	1.05%		1.08%

Total Revenue	$4,702.6	$25.3	$4,727.9	$4,331.2	$29.4	$4,360.6

88 2018 Annual Report | Northern Trust Corporation

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

2018 Annual Report | Northern Trust Corporation 89

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

CHICAGO, ILLINOIS
FEBRUARY 26, 2019

90 2018 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2018	2017
ASSETS
Cash and Due from Banks	$4,581.6	$4,518.1
Federal Reserve and Other Central Bank Deposits	30,080.2	40,479.1
Interest-Bearing Deposits with Banks	4,264.2	5,611.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,165.2	1,324.3
Debt Securities
Available for Sale	36,888.8	33,742.1
Held to Maturity (Fair value of $14,267.0 and $13,010.9)	14,354.0	13,049.0
Trading Account	0.3	0.5

Total Debt Securities	51,243.1	46,791.6

Loans and Leases
Commercial	15,175.2	14,558.0
Personal	17,314.8	18,034.2

Total Loans and Leases (Net of unearned income of $13.2 and $35.5)	32,490.0	32,592.2

Allowance for Credit Losses Assigned to Loans and Leases	(112.6)	(131.2)
Buildings and Equipment	428.2	464.6
Client Security Settlement Receivables	1,646.1	1,647.0
Goodwill	669.3	605.6
Other Assets	5,757.2	4,687.3

Total Assets	$132,212.5	$138,590.5

LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,508.0	$18,712.2
Savings, Money Market and Other Interest-Bearing	14,612.0	16,975.3
Savings Certificates and Other Time	688.7	1,152.3
Non U.S. Offices – Noninterest-Bearing	8,220.1	9,878.8
– Interest-Bearing	66,468.0	65,672.2
Total Deposits	104,496.8	112,390.8
Federal Funds Purchased	2,594.2	2,286.1
Securities Sold Under Agreements to Repurchase	168.3	834.0
Other Borrowings	7,901.7	6,051.1
Senior Notes	2,011.3	1,497.3
Long-Term Debt	1,112.4	1,449.5
Floating Rate Capital Debt	277.6	277.5
Other Liabilities	3,141.9	3,588.0

Total Liabilities	121,704.2	128,374.3

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 219,012,050 and 226,126,674	408.6	408.6
Additional Paid-In Capital	1,068.5	1,047.2
Retained Earnings	10,776.8	9,685.1
Accumulated Other Comprehensive Loss	(453.7)	(414.3)
Treasury Stock (26,159,474 and 19,044,850 shares, at cost)	(2,173.9)	(1,392.4)

Total Stockholders' Equity	10,508.3	10,216.2

Total Liabilities and Stockholders' Equity	$132,212.5	$138,590.5
See accompanying notes to consolidated financial statements on pages 95-166.

2018 Annual Report | Northern Trust Corporation 91

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2018	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,753.7	$3,434.3	$3,108.1
Foreign Exchange Trading Income	307.2	209.9	236.6
Treasury Management Fees	51.8	56.4	62.8
Security Commissions and Trading Income	98.3	89.6	81.4
Other Operating Income	127.5	157.5	241.2
Investment Security Losses, net (Note)	(1.0)	(1.6)	(3.2)
Total Noninterest Income	4,337.5	3,946.1	3,726.9
Net Interest Income
Interest Income	2,321.4	1,769.4	1,416.9
Interest Expense	698.7	340.2	182.0
Net Interest Income	1,622.7	1,429.2	1,234.9
Provision for Credit Losses	(14.5)	(28.0)	(26.0)
Net Interest Income after Provision for Credit Losses	1,637.2	1,457.2	1,260.9
Noninterest Expense
Compensation	1,806.9	1,733.7	1,541.1
Employee Benefits	356.7	319.9	293.3
Outside Services	739.4	668.4	627.1
Equipment and Software	582.2	524.0	467.4
Occupancy	201.1	191.8	177.4
Other Operating Expense	330.6	331.6	364.4
Total Noninterest Expense	4,016.9	3,769.4	3,470.7
Income before Income Taxes	1,957.8	1,633.9	1,517.1
Provision for Income Taxes	401.4	434.9	484.6
NET INCOME	$1,556.4	$1,199.0	$1,032.5
Preferred Stock Dividends	46.4	49.8	23.4
Net Income Applicable to Common Stock	$1,510.0	$1,149.2	$1,009.1
PER COMMON SHARE
Net Income – Basic	$6.68	$4.95	$4.35
– Diluted	6.64	4.92	4.32
Average Number of Common Shares Outstanding – Basic	223,148,335	228,257,664	227,580,584
– Diluted	224,488,326	229,654,401	229,151,406

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.5)	$(0.2)	$(3.7)
Other Security Gains/(Losses), net	(0.5)	(1.4)	0.5
Investment Security Losses, net	$(1.0)	$(1.6)	$(3.2)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Net Income	$1,556.4	$1,199.0	$1,032.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(22.3)	(42.4)	(1.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(1.6)	9.1
Foreign Currency Translation Adjustments	22.2	16.7	(0.9)
Pension and Other Postretirement Benefit Adjustments	(12.6)	(17.0)	(4.1)
Other Comprehensive Income (Loss)	(14.1)	(44.3)	2.7
Comprehensive Income	$1,542.3	$1,154.7	$1,035.2
See accompanying notes to consolidated financial statements on pages 95-166.

92 2018 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
PREFERRED STOCK
Balance at January 1	$882.0	$882.0	$388.5
Issuance of Preferred Stock, Series D	—	—	493.5

Balance at December 31	882.0	882.0	882.0

COMMON STOCK
Balance at January 1 and December 31	408.6	408.6	408.6

ADDITIONAL PAID-IN CAPITAL
Balance at January 1	1,047.2	1,035.8	1,072.3
Treasury Stock Transactions – Stock Options and Awards	(110.2)	(117.1)	(116.6)
Stock Options and Awards – Amortization	131.5	128.5	87.7
Stock Options and Awards – Tax Benefits	—	—	(7.6)

Balance at December 31	1,068.5	1,047.2	1,035.8

RETAINED EARNINGS
Balance at January 1	9,685.1	8,908.4	8,242.8
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	25.3	—	—
Change in Accounting Principle	(4.5)	—	—
Net Income	1,556.4	1,199.0	1,032.5
Dividends Declared – Common Stock	(439.1)	(372.5)	(343.5)
Dividends Declared – Preferred Stock	(46.4)	(49.8)	(23.4)

Balance at December 31	10,776.8	9,685.1	8,908.4

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1	(414.3)	(370.0)	(372.7)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(25.3)	—	—
Net Unrealized (Losses) Gains on Debt Securities Available for Sale	(22.3)	(42.4)	(1.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(1.6)	9.1
Foreign Currency Translation Adjustments	22.2	16.7	(0.9)
Pension and Other Postretirement Benefit Adjustments	(12.6)	(17.0)	(4.1)

Balance at December 31	(453.7)	(414.3)	(370.0)

TREASURY STOCK
Balance at January 1	(1,392.4)	(1,094.4)	(1,033.6)
Stock Options and Awards	142.8	225.1	350.3
Stock Purchased	(924.3)	(523.1)	(411.1)

Balance at December 31	(2,173.9)	(1,392.4)	(1,094.4)

Total Stockholders’ Equity at December 31	$10,508.3	$10,216.2	$9,770.4

See accompanying notes to consolidated financial statements on pages 95-166.

2018 Annual Report | Northern Trust Corporation 93

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,556.4	$1,199.0	$1,032.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses, net	1.0	1.6	3.2
Amortization and Accretion of Securities and Unearned Income, net	95.9	105.0	100.9
Provision for Credit Losses	(14.5)	(28.0)	(26.0)
Depreciation on Buildings and Equipment	108.6	101.2	89.2
Amortization of Computer Software	334.9	309.1	275.3
Amortization of Intangibles	17.4	11.4	8.8
Change in Accrued Income Taxes	(130.0)	36.2	(129.0)
Pension Plan Contributions	(74.5)	(14.5)	(12.8)
Deferred Income Tax Provision	10.5	(76.1)	(175.8)
Change in Receivables	(197.0)	(119.3)	(129.2)
Change in Interest Payable	28.5	10.7	(0.1)
Change in Collateral With Derivative Counterparties, net	(699.6)	486.2	(180.4)
Other Operating Activities, net	729.9	(302.1)	653.4
Net Cash Provided by Operating Activities	1,767.5	1,720.4	1,510.0
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	105.7	678.9	(372.9)
Change in Interest-Bearing Deposits with Banks	1,073.8	(467.7)	1,906.1
Net Change in Federal Reserve and Other Central Bank Deposits	9,679.6	(12,748.7)	(4,124.2)
Purchases of Debt Securities – Held to Maturity	(21,463.1)	(11,955.2)	(8,573.2)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	20,036.7	9,924.8	4,026.5
Purchases of Debt Securities – Available for Sale	(12,596.9)	(9,780.0)	(14,741.9)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	8,958.7	10,103.4	11,317.3
Change in Loans and Leases	66.1	1,451.0	(471.0)
Purchases of Buildings and Equipment	(97.6)	(91.6)	(111.3)
Purchases and Development of Computer Software	(408.4)	(381.2)	(362.1)
Change in Client Security Settlement Receivables	(49.7)	(592.6)	1,105.0
Acquisition of a Business, Net of Cash Received	(104.2)	(188.5)	(16.9)
Other Investing Activities, net	(873.6)	25.8	226.5
Net Cash Provided by (Used in) Investing Activities	4,327.1	(14,021.6)	(10,192.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(6,163.2)	8,523.6	6,737.4
Change in Federal Funds Purchased	308.1	2,081.2	(146.7)
Change in Securities Sold under Agreements to Repurchase	(665.2)	360.5	(72.9)
Change in Short-Term Other Borrowings	1,860.9	967.7	1,073.5
Proceeds from Senior Notes and Long-Term Debt	497.9	350.0	—
Repayments of Senior Notes and Long-Term Debt	(314.3)	(208.7)	(6.7)
Proceeds from Issuance of Preferred Stock - Series D	—	—	493.5
Treasury Stock Purchased	(924.3)	(523.1)	(411.1)
Net Proceeds from Stock Options	32.6	108.0	233.8
Cash Dividends Paid on Common Stock	(405.4)	(356.8)	(333.0)
Cash Dividends Paid on Preferred Stock	(46.4)	(49.8)	(23.4)
Other Financing Activities, net	1.1	0.1	(7.5)
Net Cash (Used In) Provided by Financing Activities	(5,818.2)	11,252.7	7,536.9
Effect of Foreign Currency Exchange Rates on Cash	(212.9)	234.6	58.7
Change in Cash and Due from Banks	63.5	(813.9)	(1,086.5)
Cash and Due from Banks at Beginning of Year	4,518.1	5,332.0	6,418.5
Cash and Due from Banks at End of Year	$4,581.6	$4,518.1	$5,332.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$670.2	$328.8	$181.6
Income Taxes Paid	493.5	441.2	754.2
Transfers from Loans to OREO	11.4	8.2	14.2

See accompanying notes to consolidated financial statements on pages 95-166.

94 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. A description of the more significant accounting policies follows.

A. Basis of Presentation. The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-year balances have been reclassified consistent with the current year’s presentation.

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

2018 Annual Report | Northern Trust Corporation 95

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
Nonmarketable Securities primarily consist of Federal Reserve Bank of Chicago and Federal Home Loan Bank stock and community development investments, each of which are recorded in other assets on the consolidated balance sheets. Federal Reserve and Federal Home Loan Bank stock are reported at cost, which represents redemption value. Community development investments are typically reported at amortized cost. Those community development investments that are designed to generate a return primarily through realization of tax credits and other tax benefits, which are discussed in further detail in Note 29, “Variable Interest Entities,” are reported at amortized cost using the effective yield method or proportional amortization method and amortized over the lives of the related tax credits and other tax benefits.
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

G. Derivative Financial Instruments. Northern Trust is a party to various derivative instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments generally include foreign exchange contracts, interest rate contracts, total return swap contracts and credit default swap contracts. Derivative financial instruments are recorded on the consolidated balance sheets at fair value within other assets and other liabilities. Derivative asset and liability positions with the same counterparty are reflected on a net basis on the consolidated balance sheets in cases where legally enforceable master netting arrangements or similar agreements exist. These derivative assets and liabilities are further reduced by cash collateral received from, and deposited with, derivative counterparties. The accounting for changes in the fair value of a derivative in the consolidated statements of income depends on whether or not the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Derivative financial instruments are recorded on the consolidated statements of cash flows within the line item, “other operating activities, net,” except for net investment hedges which are recorded within “other investing activities, net”.
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
Derivatives designated as fair value hedges are used to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in interest income or interest expense. For substantially all fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under GAAP. As a result, changes recorded in the fair value of the hedged item are assumed to equal the offsetting gain or loss on the derivative. For fair value hedges that do not qualify for the “shortcut” method of accounting,

96 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether these hedging relationships are highly effective at inception and quarterly thereafter.
Derivatives designated as cash flow hedges are used to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Changes in the fair value of such derivatives are recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. Balances in AOCI are reclassified to earnings when the hedged forecasted transaction impacts earnings, and are reflected in the same line item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of certain available for sale investment securities. For cash flow hedges of certain other available for sale investment securities, foreign currency denominated investment securities, and forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and hedging derivative at inception and on an ongoing basis. For cash flow hedges of available for sale investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using regression analysis. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions and investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method.
Foreign exchange contracts and qualifying non-derivative instruments designated as net investment hedges are used to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Changes in the fair value of the hedging instrument are recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.
Fair value, cash flow, and net investment hedges are designated and formally documented as such contemporaneous with the transaction. The formal documentation describes the hedge relationship and identifies the hedging instruments and hedged items. Included in the documentation is a discussion of the risk management objectives and strategies for undertaking such hedges, the nature of the risk being hedged, and a description of the method for assessing hedge effectiveness at inception and on an ongoing basis. For hedges that do not qualify for the “shortcut” or the critical terms match methods of accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. Hedge accounting is discontinued if a derivative ceases to be highly effective, matures, is terminated or sold, if a hedged forecasted transaction is no longer expected to occur, or if Northern Trust removes the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in foreign exchange trading income or security commissions and trading income. For discontinued cash flow hedges, the accumulated gain or loss on the derivative remains in AOCI and is reclassified to earnings in the period in which the previously hedged forecasted transaction impacts earnings or is no longer probable of occurring. For discontinued fair value hedges, the previously hedged asset or liability ceases to be adjusted for changes in its fair value. Previous adjustments to the hedged item are amortized over the remaining life of the hedged item.

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

2018 Annual Report | Northern Trust Corporation 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

98 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2018 Annual Report | Northern Trust Corporation 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

N. Trust, Investment and Other Servicing Fees. Trust, investment and other servicing fees are recorded on an accrual basis, over the period in which the service is provided. Fees are primarily a function of the market value of assets custodied, managed and serviced, transaction volumes, and securities lending volume and spreads, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

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

S. Share-Based Compensation Plans. Northern Trust recognizes as compensation expense the grant-date fair value of stock and stock unit awards and other share-based compensation granted to employees within the consolidated statements of income. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the closing price of the Corporation’s stock on the date of grant adjusted for certain awards that do not accrue dividends while vesting. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The model utilizes weighted-average assumptions regarding the period of time that options granted are expected to be outstanding (expected term) based primarily on the historical exercise behavior attributable to previous option grants, the estimated yield from dividends paid on the Corporation’s stock over the expected term of the options, the historical volatility of Northern Trust’s stock price and the implied volatility of traded options on Northern Trust stock, and a risk free interest rate based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.
Compensation expense for share-based award grants with terms that provide for a graded vesting schedule, whereby portions of the award vest in increments over the requisite service period, are recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense for performance stock unit awards are recognized on a straight-line basis over the requisite service period of the award based on expected achievement of the performance condition. Adjustments are made for employees that meet certain eligibility criteria at the grant date or during the requisite service period.
Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are paid on a current basis for restricted stock units granted prior to February 21, 2017 that are not yet vested. Dividend equivalents

100 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are accrued for performance stock unit awards, most restricted stock units granted on or after February 21, 2017 and director awards not yet vested, and are paid upon vesting. Certain restricted stock units granted on or after February 20, 2018 are not entitled to dividend equivalents during the vesting period. Cash flows resulting from the realization of excess tax benefits are classified as operating cash flows.

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
Note 2 – Recent Accounting Pronouncements
On January 1, 2018, Northern Trust adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). The primary objective of ASU 2014-09 is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Northern Trust adopted ASU 2014-09 using the modified retrospective method applied to contracts not yet completed as of the date of adoption. Results for reporting periods beginning January 1, 2018 are presented under ASU 2014-09, including certain changes to gross versus net presentation, whereas prior period amounts are not adjusted. The impact of adopting ASU 2014-09 resulted in a $4.0 million reduction in retained earnings. Please refer to Note 17 - “Revenue from Contracts with Clients” for further information.
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

2018 Annual Report | Northern Trust Corporation 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On January 1, 2018, Northern Trust adopted ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. Transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under Accounting Standards Codification 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 also impacts the accounting for partial sales of nonfinancial assets, and provides that when an entity transfers its controlling financial interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value. This will result in full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. Upon adoption of ASU 2017-05, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.
On January 1, 2018, Northern Trust adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). Under previous GAAP, net benefit cost on pension and postretirement benefit plans included multiple components, including current-period employee service cost, interest cost on the obligation, expected return on plan assets, and amortization of various amounts deferred from previous periods. ASU 2017-07 requires the bifurcation of the net benefit cost by presenting separately the service cost component from the other components of net benefit cost. Northern Trust provides a detailed breakdown of its net periodic pension costs components including a reference to the respective income statement line in the footnotes and therefore there were no changes to the presentation of net periodic pension costs in the results of operations upon adoption of ASU 2017-07.
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
On January 1, 2018, Northern Trust adopted ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). The amendments in ASU 2018-02 allow an entity to elect to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however early adoption is permitted. The amendments in ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Upon adoption of ASU 2018-02, Northern Trust elected to reclassify $25.3 million of income tax effects from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. In the normal course, it is Northern Trust’s policy to release income tax effects from accumulated other comprehensive income on an aggregate portfolio basis. Please refer to Note 15 - “Accumulated Other Comprehensive Income (Loss)” for further information.
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
On December 31, 2018, Northern Trust adopted ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14). ASU 2018-14 improves the effectiveness of disclosures in the notes to financial statements by removing,

102 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modifying and adding certain disclosures related to defined benefit pension, and other postretirement plans. Upon adoption of ASU 2018-14, there was no impact to Northern Trust’s consolidated financial condition or results of operations. Please refer to Note 22 - “Employee Benefits” for further information.
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the years ended December 31, 2018, or 2017.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2018, Northern Trust’s available for sale debt securities portfolio included 1,479 Level 2 securities with an aggregate market value of $31.7 billion. All 1,479 debt securities were valued by external pricing vendors. As of December 31, 2017, Northern Trust’s available for sale debt securities portfolio included 1,436 Level 2 debt securities with an aggregate market value of $28.0 billion. All 1,436 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.3 million and $0.5 million as of December 31, 2018, and December 31, 2017, respectively, were all valued using external pricing vendors.
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
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. Northern Trust’s Level 3 assets consisted of auction rate securities purchased in 2008 from Northern Trust clients. To

2018 Annual Report | Northern Trust Corporation 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate the fair value of auction rate securities, Northern Trust uses external pricing vendors that incorporate transaction details and market-based inputs such as past auction results, trades and bids. The significant unobservable inputs used in the fair value measurement are the prices of the securities supported by little market activity and for which trading is limited.
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swap also requires periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swap is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 25 — “Contingent Liabilities,” for further information.
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
The following table presents the fair values of Northern Trust’s Level 3 assets and liabilities as of December 31, 2018 and 2017, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such assets and liabilities as of such dates.

TABLE 46: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2018
FINANCIAL INSTRUMENT	FAIR VALUE		VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF INPUTS
Swaps Related to Sale of Certain Visa Class B Common Shares	$32.8	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		–	11.0%
				Conversion Rate	1.62	x	–	1.64x
				Expected Duration	1.5		–	4.0 years

	DECEMBER 31, 2017
FINANCIAL INSTRUMENT	FAIR VALUE		VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF INPUTS
Auction Rate Securities	$4.3	million	Comparables	Price	$92		–	$100
Swap Related to Sale of Certain Visa Class B Common Shares	$29.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		–	11.0%
				Conversion Rate	1.63	x	–	1.65x
				Expected Duration	1.5		–	4.0 years

104 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by fair value hierarchy level.

TABLE 47: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2018
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$5,185.3	$—	$—	$—	$5,185.3
Obligations of States and Political Subdivisions	—	655.9	—	—	655.9
Government Sponsored Agency	—	22,424.6	—	—	22,424.6
Non-U.S. Government	—	142.2	—	—	142.2
Corporate Debt	—	2,294.7	—	—	2,294.7
Covered Bonds	—	829.3	—	—	829.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,096.2	—	—	2,096.2
Other Asset-Backed	—	2,657.7	—	—	2,657.7
Commercial Mortgage-Backed	—	587.2	—	—	587.2
Other	—	15.7	—	—	15.7

Total Available for Sale	5,185.3	31,703.5	—	—	36,888.8

Trading Account	—	0.3	—	—	0.3

Total Available for Sale and Trading Debt Securities	5,185.3	31,703.8	—	—	36,889.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,466.1	—	—	2,466.1
Interest Rate Contracts	—	96.1	—	—	96.1
Other Financial Derivatives (1)	—	1.3	—	—	1.3

Total Derivative Assets	—	2,563.5	—	(1,357.1)	1,206.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,262.5	—	—	2,262.5
Interest Rate Contracts	—	93.1	—	—	93.1
Other Financial Derivatives (2)	—	—	32.8	—	32.8

Total Derivative Liabilities	$—	$2,355.6	$32.8	$(1,796.3)	$592.1

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2018, derivative assets and liabilities shown above also include reductions of $134.5 million and $573.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of a total return swap contract.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

2018 Annual Report | Northern Trust Corporation 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2017
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$5,700.3	$—	$—	$—	$5,700.3
Obligations of States and Political Subdivisions	—	746.4	—	—	746.4
Government Sponsored Agency	—	18,676.6	—	—	18,676.6
Non-U.S. Government	—	177.2	—	—	177.2
Corporate Debt	—	2,993.0	—	—	2,993.0
Covered Bonds	—	875.6	—	—	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	1,820.0	—	—	1,820.0
Other Asset-Backed	—	2,291.3	—	—	2,291.3
Auction Rate	—	—	4.3	—	4.3
Commercial Mortgage Backed	—	435.1	—	—	435.1
Other	—	22.3	—	—	22.3
Total Available for Sale	5,700.3	28,037.5	4.3	—	33,742.1

Trading Account	—	0.5	—	—	0.5

Total Available for Sale and Trading Debt Securities	5,700.3	28,038.0	4.3	—	33,742.6

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,557.1	—	—	2,557.1
Interest Rate Contracts	—	97.0	—	—	97.0
Other Financial Derivative	—	—	—	—	—
Total Derivatives Assets	—	2,654.1	—	(1,860.0)	794.1

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,715.1	—	—	2,715.1
Interest Rate Contracts	—	83.5	—	—	83.5
Other Financial Derivative (1)	—	0.7	29.7	—	30.4
Total Derivative Liabilities	$—	$2,799.3	$29.7	$(1,621.4)	$1,207.6

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

106 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in Level 3 assets and liabilities for the years ended December 31, 2018 and 2017.

TABLE 48: CHANGES IN LEVEL 3 ASSETS AND LIABILITIES

LEVEL 3 ASSETS	AUCTION RATE SECURITIES
(In Millions)	2018	2017
Fair Value at January 1	$4.3	$4.7
Total Gains (Losses):
Included in Other Comprehensive Income (1)	0.1	0.2
Purchases, Issues, Sales, and Settlements
Settlements	(4.4)	(0.6)

Fair Value at December 31	$—	$4.3

(1) Unrealized gains (losses) are included in net unrealized gains (losses) on debt securities available for sale, within the consolidated statements of comprehensive income.

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2018	2017
Fair Value at January 1	$29.7	$25.2
Total (Gains) Losses:
Included in Earnings (1)	19.8	12.7
Purchases, Issues, Sales, and Settlements
Settlements	(16.7)	(8.2)
Fair Value at December 31	$32.8	$29.7
Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at December 31 (1)	$13.3	$11.4

(1) Gains (losses) are recorded in other operating income (expense) within the consolidated statements of income.

For the years ended December 31, 2018 and 2017 there were no assets or liabilities transferred into or out of Level 3.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at December 31, 2018 and 2017, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of OREO properties. Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third-party valuations are used.
Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $24.9 million and $0.4 million, respectively, at December 31, 2018, and $12.2 million and $0.3 million, respectively, at December 31, 2017. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

2018 Annual Report | Northern Trust Corporation 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.

TABLE 49: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2018
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF DISCOUNTS APPLIED
Loans	$24.9 million	Market Approach	Discount to reflect realizable value	15.0%	–	30.0%
OREO	$0.4 million	Market Approach	Discount to reflect realizable value	15.0%	–	30.0%

	DECEMBER 31, 2017
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF DISCOUNTS APPLIED
Loans	$12.2 million	Market Approach	Discount to reflect realizable value	15.0%	–	25.0%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15.0%	–	20.0%

108 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair values of all financial instruments.

TABLE 50: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2018
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,581.6	$4,581.6	$4,581.6	$—	$—
Federal Reserve and Other Central Bank Deposits	30,080.2	30,080.2	—	30,080.2	—
Interest-Bearing Deposits with Banks	4,264.2	4,264.2	—	4,264.2	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,165.2	1,165.2	—	1,165.2	—
Debt Securities
Available for Sale (Note)	36,888.8	36,888.8	5,185.3	31,703.5	—
Held to Maturity	14,354.0	14,267.0	101.6	14,165.4	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	32,287.0	32,339.2	—	—	32,339.2
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,646.1	1,646.1	—	1,646.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	300.3	300.3	—	300.3	—
Community Development Investments	606.6	606.6	—	606.6	—
Employee Benefit and Deferred Compensation	202.3	194.5	125.0	69.5	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$37,340.1	$37,340.1	$37,340.1	$—	$—
Savings Certificates and Other Time	688.7	691.8	—	691.8	—
Non U.S. Offices Interest-Bearing	66,468.0	66,468.0	—	66,468.0	—
Federal Funds Purchased	2,594.2	2,594.2	—	2,594.2	—
Securities Sold Under Agreements to Repurchase	168.3	168.3	—	168.3	—
Other Borrowings	7,901.7	7,904.1	—	7,904.1	—
Senior Notes	2,011.3	1,994.4	—	1,994.4	—
Long-Term Debt
Subordinated Debt	1,112.4	1,089.7	—	1,089.7	—
Floating Rate Capital Debt	277.6	253.5	—	253.5	—
Other Liabilities
Standby Letters of Credit	28.0	28.0	—	—	28.0
Loan Commitments	139.9	139.9	—	—	139.9
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$306.7	$306.7	$—	$306.7	$—
Liabilities	72.5	72.5	—	72.5	—
Interest Rate Contracts
Assets	30.0	30.0	—	30.0	—
Liabilities	24.5	24.5	—	24.5	—
Other Financial Derivatives
Assets (1)	1.3	1.3	—	1.3	—
Liabilities (2)	32.8	32.8	—	—	32.8
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,159.4	2,159.4	—	2,159.4	—
Liabilities	2,190.0	2,190.0	—	2,190.0	—
Interest Rate Contracts
Assets	66.1	66.1	—	66.1	—
Liabilities	68.6	68.6	—	68.6	—
Note: Refer to the table located on page 105 for the disaggregation of available for sale debt securities.
(1) This line consists of a total return swap contract.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

2018 Annual Report | Northern Trust Corporation 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2017
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,518.1	$4,518.1	$4,518.1	$—	$—
Federal Reserve and Other Central Bank Deposits	40,479.1	40,479.1	—	40,479.1	—
Interest-Bearing Deposits with Banks	5,611.9	5,611.9	—	5,611.9	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,324.3	1,324.3	—	1,324.3	—
Debt Securities
Available for Sale (Note)	33,742.1	33,742.1	5,700.3	28,037.5	4.3
Held to Maturity	13,049.0	13,010.9	35.0	12,975.9	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	32,211.1	32,375.8	—	—	32,375.8
Held for Sale	20.9	20.9	—	—	20.9
Client Security Settlement Receivables	1,647.0	1,647.0	—	1,647.0	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	223.1	223.1	—	223.1	—
Community Development Investments	415.3	415.3	—	415.3	—
Employee Benefit and Deferred Compensation	183.4	181.5	115.5	66.0	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$45,566.3	$45,566.3	$45,566.3	$—	$—
Savings Certificates and Other Time	1,152.3	1,153.6	—	1,153.6	—
Non U.S. Offices Interest-Bearing	65,672.2	65,672.2	—	65,672.2	—
Federal Funds Purchased	2,286.1	2,286.1	—	2,286.1	—
Securities Sold Under Agreements to Repurchase	834.0	834.0	—	834.0	—
Other Borrowings	6,051.1	6,052.9	—	6,052.9	—
Senior Notes	1,497.3	1,528.4	—	1,528.4	—
Long-Term Debt (excluding Leases)
Subordinated Debt	1,435.1	1,449.8	—	1,449.8	—
Floating Rate Capital Debt	277.5	260.0	—	260.0	—
Other Liabilities
Standby Letters of Credit	30.3	30.3	—	—	30.3
Loan Commitments	33.1	33.1	—	—	33.1
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$30.1	$30.1	$—	$30.1	$—
Liabilities	192.6	192.6	—	192.6	—
Interest Rate Contracts
Assets	31.9	31.9	—	31.9	—
Liabilities	19.4	19.4	—	19.4	—
Other Financial Derivatives
Assets	—	—	—	—	—
Liabilities (1)	30.4	30.4	—	0.7	29.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,527.0	2,527.0	—	2,527.0	—
Liabilities	2,522.5	2,522.5	—	2,522.5	—
Interest Rate Contracts
Assets	65.1	65.1	—	65.1	—
Liabilities	64.1	64.1	—	64.1	—

Note: Refer to the table located on page 106 for the disaggregation of available for sale debt securities.
(1) This line consists of swaps related to the sale of certain Visa Class B common shares and a total return swap contract.

110 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities
Debt Securities Available for Sale. The following tables provide the amortized cost, fair values, and remaining maturities of debt securities available for sale.

TABLE 51: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2018
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$5,203.1	$21.8	$39.6	$5,185.3
Obligations of States and Political Subdivisions	657.6	2.0	3.7	655.9
Government Sponsored Agency	22,522.7	52.4	150.5	22,424.6
Non-U.S. Government	143.3	—	1.1	142.2
Corporate Debt	2,312.6	3.2	21.1	2,294.7
Covered Bonds	832.7	1.4	4.8	829.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,087.8	11.9	3.5	2,096.2
Other Asset-Backed	2,678.9	1.7	22.9	2,657.7
Commercial Mortgage-Backed	587.4	4.0	4.2	587.2
Other	15.7	—	—	15.7

Total	$37,041.8	$98.4	$251.4	$36,888.8

	DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$5,714.4	$18.0	$32.1	$5,700.3
Obligations of States and Political Subdivisions	749.9	—	3.5	746.4
Government Sponsored Agency	18,745.3	39.9	108.6	18,676.6
Non-U.S. Government	179.1	—	1.9	177.2
Corporate Debt	3,013.7	2.2	22.9	2,993.0
Covered Bonds	879.0	1.0	4.4	875.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,819.8	4.0	3.8	1,820.0
Other Asset-Backed	2,297.7	1.5	7.9	2,291.3
Auction Rate	4.4	—	0.1	4.3
Commercial Mortgage-Backed	439.2	—	4.1	435.1
Other	22.3	—	—	22.3

Total	$33,864.8	$66.6	$189.3	$33,742.1

TABLE 52: REMAINING MATURITY OF DEBT SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2018		DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$9,206.2	$9,162.8	$6,249.5	$6,227.0
Due After One Year Through Five Years	21,012.7	20,943.9	20,017.2	19,937.8
Due After Five Years Through Ten Years	5,774.1	5,740.8	6,545.3	6,535.1
Due After Ten Years	1,048.8	1,041.3	1,052.8	1,042.2

Total	$37,041.8	$36,888.8	$33,864.8	$33,742.1

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

2018 Annual Report | Northern Trust Corporation 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held to Maturity. The following tables provide the amortized cost, fair values and remaining maturities of debt securities held to maturity.

TABLE 53: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF DEBT SECURITIES HELD TO MATURITY

	DECEMBER 31, 2018
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$101.6	$—	$—	$101.6
Obligations of States and Political Subdivisions	18.9	0.6	—	19.5
Government Sponsored Agency	4.5	0.2	—	4.7
Corporate Debt	472.9	0.4	1.8	471.5
Covered Bonds	2,877.6	9.6	9.3	2,877.9
Non-U.S. Government	6,488.2	2.1	8.7	6,481.6
Certificates of Deposit	45.1	—	—	45.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,966.8	5.8	12.3	2,960.3
Other Asset-Backed	1,146.4	—	4.0	1,142.4
Other	232.0	—	69.6	162.4

Total	$14,354.0	$18.7	$105.7	$14,267.0

	DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$35.0	$—	$—	$35.0
Obligations of States and Political Subdivisions	34.6	1.4	0.1	35.9
Government Sponsored Agency	5.8	0.4	—	6.2
Corporate Debt	431.5	1.0	0.4	432.1
Covered Bonds	2,821.5	11.9	3.7	2,829.7
Non-U.S. Government	5,536.2	1.3	6.0	5,531.5
Certificates of Deposit	43.8	—	0.1	43.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,788.9	5.4	4.1	2,790.2
Other Asset-Backed	1,175.8	0.6	0.5	1,175.9
Other	175.9	—	45.2	130.7

Total	$13,049.0	$22.0	$60.1	$13,010.9

TABLE 54: REMAINING MATURITY OF DEBT SECURITIES HELD TO MATURITY

	DECEMBER 31, 2018		DECEMBER 31, 2017
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$6,638.2	$6,635.5	$5,691.9	$5,695.8
Due After One Year Through Five Years	7,066.0	7,040.0	6,667.8	6,663.9
Due After Five Years Through Ten Years	567.9	553.0	612.2	606.3
Due After Ten Years	81.9	38.5	77.1	44.9

Total	$14,354.0	$14,267.0	$13,049.0	$13,010.9

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the twelve months ended December 31, 2018, approximately $287.9 million of securities reflected in Other Asset-Backed, Covered Bonds, Sub-Sovereign, Supranational and Non-U.S. Agency Bonds, and Corporate Debt were transferred from available for sale to held to maturity.

Investment Security Gains and Losses. Net investment security losses of $1.0 million were recognized in 2018, and include $0.5 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security losses of $1.6 million, and $3.2 million were recognized in 2017, and 2016, respectively. There were $0.2 million OTTI losses in 2017 and $3.7 million

112 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTTI losses in 2016. Proceeds of $307.3 million from the sale of securities in 2018 resulted in gross realized gains and losses of $1.5 million and $2.0 million, respectively. Proceeds of $2.2 billion from the sale of securities in 2017 resulted in gross realized gains and losses of $0.2 million and $1.6 million, respectively. Proceeds of $828.9 million from the sale of securities in 2016 resulted in gross realized gains and losses of $0.7 million and $0.2 million, respectively.
Debt Securities with Unrealized Losses. The following tables provide information regarding debt securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2018 and 2017.

TABLE 55: DEBT SECURITIES WITH UNREALIZED LOSSES

AS OF DECEMBER 31, 2018	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$—	$—	$2,862.0	$39.6	$2,862.0	$39.6
Obligations of States and Political Subdivisions	169.6	2.4	279.6	1.3	449.2	3.7
Government Sponsored Agency	8,368.8	33.5	6,822.4	117.0	15,191.2	150.5
Non-U.S. Government	5,065.2	0.8	1,274.0	9.0	6,339.2	9.8
Corporate Debt	712.7	4.1	1,097.4	18.8	1,810.1	22.9
Covered Bonds	646.4	3.7	696.9	10.4	1,343.3	14.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,105.0	4.6	1,189.2	11.2	2,294.2	15.8
Other Asset-Backed	2,507.8	15.9	954.9	11.0	3,462.7	26.9
Commercial Mortgage-Backed	22.8	0.1	274.4	4.1	297.2	4.2
Other	50.5	18.8	112.6	50.8	163.1	69.6

Total	$18,648.8	$83.9	$15,563.4	$273.2	$34,212.2	$357.1

AS OF DECEMBER 31, 2017	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$3,595.0	$32.1	$—	$—	$3,595.0	$32.1
Obligations of States and Political Subdivisions	687.8	3.3	52.0	0.3	739.8	3.6
Government Sponsored Agency	6,495.6	81.3	2,998.9	27.3	9,494.5	108.6
Non-U.S. Government	5,181.8	7.9	—	—	5,181.8	7.9
Corporate Debt	1,547.3	9.3	922.3	14.0	2,469.6	23.3
Covered Bonds	967.5	7.2	89.1	0.9	1,056.6	8.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,692.4	7.5	235.8	0.4	1,928.2	7.9
Other Asset-Backed	2,453.7	8.3	29.9	0.1	2,483.6	8.4
Certificates of Deposit	43.7	0.1	—	—	43.7	0.1
Auction Rate	—	—	3.1	0.1	3.1	0.1
Commercial Mortgage-Backed	233.5	2.6	201.6	1.5	435.1	4.1
Other	82.9	27.3	48.1	17.9	131.0	45.2

Total	$22,981.2	$186.9	$4,580.8	$62.5	$27,562.0	$249.4
As of December 31, 2018, 1,357 debt securities with a combined fair value of $34.2 billion were in an unrealized loss position, with their unrealized losses totaling $357.1 million. Unrealized losses of $150.5 million and $39.6 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since their purchase. Unrealized losses of $22.9 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 37% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $69.6 million of unrealized losses in debt securities classified as “other” at December 31, 2018, relate to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA-related securities are attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of December 31, 2018, are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity. As of December 31, 2018,

2018 Annual Report | Northern Trust Corporation 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
While all securities are considered, the process for identifying credit impairment within CRA-eligible mortgage-backed securities, a security type for which Northern Trust has recognized OTTI in 2018 and 2017, incorporates an expected loss approach using discounted cash flows on the underlying collateral pools. To evaluate whether an unrealized loss on CRA mortgage-backed securities is other-than-temporary, a calculation of the security’s present value is made using current pool data, the current delinquency pipeline, default rates and loan loss severities based on the historical performance of the pool or similar pools, and Northern Trust’s outlook for the housing market and the overall economy. If the present value of the collateral pools was found to be less than the current amortized cost of the security, a credit-related OTTI loss would be recorded in earnings equal to the difference between the two amounts.
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
There were $0.5 million and $0.2 million of OTTI losses recognized in 2018 and 2017, respectively. There were $3.7 million OTTI losses recognized during the year ended December 31, 2016.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired debt securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the years ended December 31, 2018, 2017, and 2016.

TABLE 56: NET IMPAIRMENT LOSSES RECOGNIZED IN EARNINGS

	DECEMBER 31,
(In Millions)	2018	2017	2016
Changes in Other-Than-Temporary Impairment Losses(1)	$(0.5)	$(0.2)	$(3.7)
Noncredit-related Losses Recorded in / (Reclassified from) OCI(2)	—	—	—

Net Impairment Losses Recognized in Earnings	$(0.5)	$(0.2)	$(3.7)

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

114 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

TABLE 57: CUMULATIVE CREDIT-RELATED LOSSES ON DEBT SECURITIES HELD

	YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017
Cumulative Credit-Related Losses on Debt Securities Held – Beginning of Year	$3.6	$3.4
Plus: Losses on Newly Identified Impairments	0.4	0.1
Additional Losses on Previously Identified Impairments	0.1	0.1
Less: Current and Prior Period Losses on Debt Securities Sold or Matured During the Year	—	—

Cumulative Credit-Related Losses on Debt Securities Held – End of Year	$4.1	$3.6
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

TABLE 58: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2018	2017
Balance at December 31	$1,031.2	$1,303.3
Average Balance During the Year	1,478.3	1,832.0
Average Interest Rate Earned During the Year	2.22%	1.48%
Maximum Month-End Balance During the Year	1,942.0	2,064.1

TABLE 59: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2018	2017
Balance at December 31	$168.3	$834.0
Average Balance During the Year	525.2	738.9
Average Interest Rate Paid During the Year	1.48%	0.81%
Maximum Month-End Balance During the Year	981.3	834.0

TABLE 60: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

December 31, 2018
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$168.3
Total Borrowings	168.3
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 27	168.3
Amounts related to agreements not included in Note 27	—

2018 Annual Report | Northern Trust Corporation 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.

TABLE 61: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2018	2017
Commercial
Commercial and Institutional	$8,728.1	$9,042.2
Commercial Real Estate	3,228.8	3,482.7
Non-U.S.	2,701.6	1,538.5
Lease Financing, net	90.7	229.2
Other	426.0	265.4

Total Commercial	15,175.2	14,558.0

Personal
Private Client	10,733.3	10,753.1
Residential Real Estate	6,514.0	7,247.6
Other	67.5	33.5

Total Personal	17,314.8	18,034.2

Total Loans and Leases	$32,490.0	$32,592.2
Allowance for Credit Losses Assigned to Loans and Leases	(112.6)	(131.2)

Net Loans and Leases	$32,377.4	$32,461.0

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan to collateral value ratio of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2018 and 2017, equity credit lines totaled $655.5 million and $908.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 95% and 93%, respectively, of the total equity credit lines as of those dates.
Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, that totaled $2.2 billion and $906.4 million at December 31, 2018 and 2017, respectively. Demand deposit overdrafts reclassified as loan balances totaled $152.5 million and $127.6 million at December 31, 2018 and 2017, respectively. There were no loans or leases classified as held for sale as of December 31, 2018, compared to $20.9 million of loans and $33.1 million of leases classified as held for sale at December 31, 2017 related to the decision to exit a non-strategic loan and lease portfolio.

116 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net investment in direct finance and leveraged leases are as follows:

TABLE 62: DIRECT FINANCE AND LEVERAGED LEASES

	DECEMBER 31,
(In Millions)	2018	2017
Direct Finance Leases
Lease Receivable	$9.8	$26.6
Residual Value	23.8	72.4
Initial Direct Costs	0.3	0.7
Unearned Income	—	(1.5)

Investment in Direct Finance Leases	33.9	98.2

Leveraged Leases
Net Rental Receivable	33.9	76.1
Residual Value	33.3	85.6
Unearned Income	(10.4)	(30.7)

Investment in Leveraged Leases	56.8	131.0

Lease Financing, net	$90.7	$229.2

The following schedule reflects the future minimum lease payments to be received over the next five years under direct finance leases.

TABLE 63: FUTURE MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2019	$3.7
2020	3.7
2021	2.1
2022	—
2023	—

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

2018 Annual Report | Northern Trust Corporation 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and lease segment and class balances at December 31, 2018 and 2017 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5”, and “6 to 9” (watch list), categories.

TABLE 64: BORROWER RATINGS

	DECEMBER 31, 2018				DECEMBER 31, 2017
(In Millions)	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL
Commercial
Commercial and Institutional	$5,477.4	$3,159.8	$90.9	$8,728.1	$5,832.9	$3,133.4	$75.9	$9,042.2
Commercial Real Estate	1,209.6	1,992.2	27.0	3,228.8	1,280.7	2,187.5	14.5	3,482.7
Non-U.S.	1,625.3	1,075.3	1.0	2,701.6	606.6	930.5	1.4	1,538.5
Lease Financing, net	78.3	12.4	—	90.7	191.4	37.8	—	229.2
Other	203.3	222.7	—	426.0	155.5	109.9	—	265.4

Total Commercial	8,593.9	6,462.4	118.9	15,175.2	8,067.1	6,399.1	91.8	14,558.0

Personal
Private Client	6,321.1	4,403.2	9.0	10,733.3	6,716.0	4,027.8	9.3	10,753.1
Residential Real Estate	2,745.0	3,502.3	266.7	6,514.0	2,960.5	3,978.8	308.3	7,247.6
Other	32.2	35.3	—	67.5	19.6	13.9	—	33.5

Total Personal	9,098.3	7,940.8	275.7	17,314.8	9,696.1	8,020.5	317.6	18,034.2

Total Loans and Leases	$17,692.2	$14,403.2	$394.6	$32,490.0	$17,763.2	$14,419.6	$409.4	$32,592.2

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

118 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the other real estate owned and total nonperforming asset balances, as of December 31, 2018 and 2017.

TABLE 65: DELINQUENCY STATUS

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2018
Commercial
Commercial and Institutional	$8,678.2	$37.4	$4.5	$1.2	$8,721.3	$6.8	$8,728.1
Commercial Real Estate	3,191.5	8.4	15.6	6.4	3,221.9	6.9	3,228.8
Non-U.S.	2,701.2	—	—	—	2,701.2	0.4	2,701.6
Lease Financing, net	90.7	—	—	—	90.7	—	90.7
Other	426.0	—	—	—	426.0	—	426.0

Total Commercial	15,087.6	45.8	20.1	7.6	15,161.1	14.1	15,175.2

Personal
Private Client	10,681.1	39.5	12.5	—	10,733.1	0.2	10,733.3
Residential Real Estate	6,376.8	27.2	6.2	8.8	6,419.0	95.0	6,514.0
Other	67.5	—	—	—	67.5	—	67.5

Total Personal	17,125.4	66.7	18.7	8.8	17,219.6	95.2	17,314.8

Total Loans and Leases	$32,213.0	$112.5	$38.8	$16.4	$32,380.7	$109.3	$32,490.0
			Other Real Estate Owned			$8.4
			Total Nonperforming Assets			$117.7

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
December 31, 2017
Commercial
Commercial and Institutional	$8,999.4	$13.3	$3.1	$0.4	$9,016.2	$26.0	$9,042.2
Commercial Real Estate	3,455.3	14.1	4.1	0.9	3,474.4	8.3	3,482.7
Non-U.S.	1,538.3	0.2	—	—	1,538.5	—	1,538.5
Lease Financing, net	229.2	—	—	—	229.2	—	229.2
Other	265.4	—	—	—	265.4	—	265.4

Total Commercial	14,487.6	27.6	7.2	1.3	14,523.7	34.3	14,558.0

Personal
Private Client	10,687.5	55.3	9.7	0.6	10,753.1	—	10,753.1
Residential Real Estate	7,059.4	53.8	11.9	6.1	7,131.2	116.4	7,247.6
Other	33.5	—	—	—	33.5	—	33.5

Total Personal	17,780.4	109.1	21.6	6.7	17,917.8	116.4	18,034.2

Total Loans and Leases	$32,268.0	$136.7	$28.8	$8.0	$32,441.5	$150.7	$32,592.2
			Other Real Estate Owned			$4.6
			Total Nonperforming Assets			$155.3

2018 Annual Report | Northern Trust Corporation 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to impaired loans by segment and class.

TABLE 66: IMPAIRED LOANS

	AS OF DECEMBER 31, 2018			AS OF DECEMBER 31, 2017
(In Millions)	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE
With no related specific allowance
Commercial and Institutional	$0.2	$0.4	$—	$24.9	$30.3	$—
Commercial Real Estate	5.8	7.6	—	5.7	7.6	—
Residential Real Estate	76.7	104.7	—	90.9	124.9	—
Private Client	1.7	1.7	—	0.7	0.7	—
With a related specific allowance
Commercial and Institutional	6.4	7.3	3.0	0.5	5.4	0.5
Commercial Real Estate	2.6	2.8	1.1	2.8	2.8	0.6
Residential Real Estate	22.8	26.1	3.1	14.3	14.9	4.3
Total
Commercial	15.0	18.1	4.1	33.9	46.1	1.1
Personal	101.2	132.5	3.1	105.9	140.5	4.3

Total	$116.2	$150.6	$7.2	$139.8	$186.6	$5.4

	YEAR ENDED DECEMBER 31, 2018		YEAR ENDED DECEMBER 31, 2017
(In Millions)	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED
With no related specific allowance
Commercial and Institutional	$6.8	$—	$8.7	$—
Commercial Real Estate	6.4	0.2	9.2	0.1
Residential Real Estate	94.9	1.9	105.0	1.5
Private Client	0.6	0.1	0.2	—
With a related specific allowance
Commercial and Institutional	4.6	—	6.5	—
Commercial Real Estate	2.1	—	2.6	—
Residential Real Estate	9.2	—	17.0	—
Total
Commercial	19.9	0.2	27.0	0.1
Personal	104.7	2.0	122.2	1.5

Total	$124.6	$2.2	$149.2	$1.6

Note: Average recorded investments in impaired loans are calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded on nonperforming loans in accordance with their original terms totaled approximately $8.0 million in 2018, $9.1 million in 2017, and $8.5 million in 2016.
There were $12.6 million and $9.4 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2018 and 2017, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $64.6 million and $72.5 million of nonperforming TDRs and $35.2 million and $25.9 million of performing TDRs as of December 31, 2018 and 2017, respectively.

120 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the years ended December 31, 2018, and 2017, and the recorded investments and unpaid principal balances as of December 31, 2018 and 2017.

TABLE 67: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2018
Commercial
Commercial and Institutional	1	$0.3	$0.5
Commercial Real Estate	2	2.8	2.8

Total Commercial	3	3.1	3.3

Personal
Residential Real Estate	48	27.7	30.8
Private Client	1	—	0.1

Total Personal	49	27.7	30.9

Total Loans and Leases	52	$30.8	$34.2

Note: Period-end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2017
Commercial
Commercial and Institutional	3	$0.4	$1.4
Commercial Real Estate	2	1.8	1.8

Total Commercial	5	2.2	3.2

Personal
Residential Real Estate	66	22.1	22.8
Private Client	3	0.2	0.5

Total Personal	69	22.3	23.3

Total Loans and Leases	74	$24.5	$26.5

Note: Period-end balances reflect all paydowns and charge-offs during the year.

TDR modifications primarily involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the year ended December 31, 2018, the TDR modifications of loans within residential real estate were primarily extensions of term, deferrals of principal, other modifications, and interest rate concessions. During the year ended December 31, 2018, TDR modifications of loans within commercial and institutional, commercial real estate, and private client classes were extensions of term, deferrals of principal, and other modifications. During the year ended December 31, 2017, the TDR modifications of loans within residential real estate loans were primarily extensions of term, deferrals of principal, interest rate concessions and other modifications; modification within commercial and institutional, commercial real estate, and private client classes were primarily extensions of term or deferrals of principal.
There were four loans or leases modified in TDRs during the previous twelve-month periods which subsequently became nonperforming during the year ended December 31, 2018. There were two loans or leases modified in TDRs during the previous twelve-month periods which subsequently became nonperforming during the year ended
December 31, 2017.
All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Northern Trust may obtain physical possession of real estate via foreclosure. As of December 31, 2018 and 2017, Northern Trust held foreclosed real estate properties with a carrying value of $8.4 million and $4.6 million, respectively, as

2018 Annual Report | Northern Trust Corporation 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a result of obtaining physical possession. In addition, as of December 31, 2018 and 2017, Northern Trust had loans with a carrying value of $10.9 million and $14.1 million, respectively, for which formal foreclosure proceedings were in process.
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
Changes in the allowance for credit losses by segment were as follows:

TABLE 68: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2018			2017			2016
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Year	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0	$114.8	$118.5	$233.3
Charge-Offs	(0.9)	(9.2)	(10.1)	(11.4)	(10.1)	(21.5)	(16.6)	(10.7)	(27.3)
Recoveries	1.7	7.3	9.0	5.5	5.8	11.3	4.8	7.3	12.1

Net (Charge-Offs) Recoveries	0.8	(1.9)	(1.1)	(5.9)	(4.3)	(10.2)	(11.8)	(3.4)	(15.2)
Provision for Credit Losses	(2.9)	(11.6)	(14.5)	(18.2)	(9.8)	(28.0)	2.0	(28.0)	(26.0)
Effects of Foreign Exchange Rates	—	—	—	—	—	—	(0.1)	—	(0.1)

Balance at End of Year	$78.7	$59.5	$138.2	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0

Allowance for Credit Losses Assigned to:
Loans and Leases	$57.6	$55.0	$112.6	$63.5	$67.7	$131.2	$83.7	$77.3	$161.0
Undrawn Commitments and Standby Letters of Credit	21.1	4.5	25.6	17.3	5.3	22.6	21.2	9.8	31.0

Total Allowance for Credit Losses	$78.7	$59.5	$138.2	$80.8	$73.0	$153.8	$104.9	$87.1	$192.0

122 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of December 31, 2018 and 2017.

TABLE 69: RECORDED INVESTMENTS IN LOANS AND LEASES

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2018
Loans and Leases
Specifically Evaluated for Impairment	$15.0	$101.2	$116.2
Evaluated for Inherent Impairment	15,160.2	17,213.6	32,373.8

Total Loans and Leases	15,175.2	17,314.8	32,490.0
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	4.1	3.1	7.2
Evaluated for Inherent Impairment	53.5	51.9	105.4

Allowance Assigned to Loans and Leases	57.6	55.0	112.6
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	21.1	4.5	25.6

Total Allowance for Credit Losses	$78.7	$59.5	$138.2

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
December 31, 2017
Loans and Leases
Specifically Evaluated for Impairment	$33.9	$105.9	$139.8
Evaluated for Inherent Impairment	14,524.1	17,928.3	32,452.4

Total Loans and Leases	14,558.0	18,034.2	32,592.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	1.1	4.3	5.4
Evaluated for Inherent Impairment	62.4	63.4	125.8

Allowance Assigned to Loans and Leases	63.5	67.7	131.2
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	17.3	5.3	22.6

Total Allowance for Credit Losses	$80.8	$73.0	$153.8
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

Banks and Bank Holding Companies. At December 31, 2018, on-balance-sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of interest-bearing deposits with banks of $4.3 billion, federal funds sold and securities purchased under agreements to resell of $1.2 billion, and demand balances maintained at correspondent banks of $4.5 billion. At December 31, 2017, on-balance-sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of interest-bearing deposits with banks of $5.6 billion, federal funds sold and securities purchased under agreements to resell of $1.3 billion, and demand balances maintained at correspondent banks of $4.3 billion. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that

2018 Annual Report | Northern Trust Corporation 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. At December 31, 2018, residential real estate loans totaled $6.5 billion, or 22% of total U.S. loans and leases at December 31, 2018, compared with $7.2 billion, or 23% of total U.S. loans and leases at December 31, 2017. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of the total $6.5 billion in residential real estate loans, $1.7 billion were in Florida, $1.3 billion were in California, and $1.2 billion were in the greater Chicago area, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $824.0 million and $1.0 billion at December 31, 2018 and 2017, respectively.
Commercial Real Estate. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.
The table below provides additional detail regarding commercial real estate loan types.

TABLE 70: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2018	2017
Commercial Mortgages
Office	$811.2	$825.2
Apartment/ Multi-family	490.7	623.3
Retail	529.7	631.1
Industrial/ Warehouse	254.9	311.1
Other	426.6	445.6

Total Commercial Mortgages	2,513.1	2,836.3
Construction, Acquisition and Development Loans	420.6	350.8
Single Family Investment	127.0	164.8
Other Commercial Real Estate Related	168.1	130.8

Total Commercial Real Estate Loans	$3,228.8	$3,482.7
Note 9 – Buildings and Equipment
A summary of buildings and equipment is presented below.

TABLE 71: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2018
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$15.4	$1.1	$14.3
Buildings	245.7	148.2	97.5
Equipment	649.9	457.6	192.3
Leasehold Improvements	406.0	281.9	124.1

Total Buildings and Equipment	$1,317.0	$888.8	$428.2

124 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The charge for depreciation, which includes depreciation of assets that were recorded under capital leases and is included within occupancy expense in the consolidated statements of income, amounted to $108.6 million in 2018, $101.2 million in 2017, and $89.2 million in 2016.
Note 10 – Lease Commitments
At December 31, 2018, Northern Trust was obligated under a number of non-cancelable operating leases for buildings and equipment. Certain leases contain rent escalation clauses based on market indices or increases in real estate taxes and other operating expenses and renewal option clauses calling for increased rentals. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements. Minimum annual lease commitments as of December 31, 2018, for all non-cancelable operating leases with a term of one year or more are as follows:

TABLE 72: MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2019	$98.8
2020	97.8
2021	85.9
2022	77.2
2023	67.7
Later Years	335.7

Total Minimum Lease Payments	763.1
Less: Sublease Rentals	(23.4)

Net Minimum Lease Payments	$739.7

Operating lease rental expense, net of rental income, is recorded in occupancy expense and amounted to $79.0 million in 2018, $76.7 million in 2017, and $76.1 million in 2016.
Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, including the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, were as follows:

TABLE 73: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2016	$448.4	$71.0	$519.4
Goodwill Acquired	78.3	—	78.3
Measurement Period Adjustments	(1.3)	—	(1.3)
Foreign Exchange Rates	9.1	0.1	9.2

Balance at December 31, 2017	$534.5	$71.1	$605.6
Goodwill Acquired	71.4	—	71.4
Foreign Exchange Rates	(7.7)	—	(7.7)

Balance at December 31, 2018	$598.2	$71.1	$669.3

2018 Annual Report | Northern Trust Corporation 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2018 and 2017 were as follows:

TABLE 74: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2018	2017
Gross Carrying Amount	$211.1	$222.7
Less: Accumulated Amortization	72.5	61.3

Net Book Value	$138.6	$161.4

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets was $17.4 million, $11.4 million, and $8.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization for the years 2019, 2020, 2021, 2022, and 2023 is estimated to be $16.8 million, $16.8 million, $14.4 million, $9.8 million, and $9.5 million respectively.
In November 2018, Northern Trust completed its acquisition of BEx LLC, a provider of foreign exchange software solutions, for a total purchase price of $37.6 million, inclusive of cash consideration of $31.2 million paid in the fourth quarter of 2018. The related purchase accounting is expected to be completed in the first quarter of 2019.
Since its acquisition of Omnium LLC in 2011, Northern Trust has made various investments in Citadel Technology LLC’s Omnium technology platform. In June 2018, Northern Trust completed its acquisition of such platform, along with associated development resources, for a total purchase price of $73.0 million. Goodwill and incremental software intangible assets associated with the acquisition in 2018 totaled $71.4 million and $1.6 million, respectively.
On October 1, 2017, Northern Trust completed its acquisition of UBS Asset Management’s fund administration servicing business in Luxembourg and Switzerland. The purchase price recorded in connection with the closing of the acquisition, which was subject to adjustment through May 2018, totaled $191.3 million. Goodwill and other intangible assets associated with the acquisition totaled $78.3 million and $126.0 million, respectively.

126 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Senior Notes and Long-Term Debt
Senior Notes. A summary of senior notes outstanding at December 31, 2018 and 2017 is presented below.

TABLE 75: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2018	2017
Corporation-Senior Notes(1)(4)
Fixed Rate Due Nov. 2020(5)	3.45%	$499.7	$499.6
Fixed Rate Due Aug. 2021(6)	3.38	499.1	498.8
Fixed Rate Due Aug. 2022(7)	2.38	499.2	498.9
Fixed Rate Due Aug. 2028(8)(11)	3.65	513.3	—

Total Senior Notes		$2,011.3	$1,497.3

Long-Term Debt. A summary of long-term debt outstanding at December 31, 2018 and 2017 is presented below.

TABLE 76: LONG-TERM DEBT

	DECEMBER 31,
($ In Millions)	2018	2017
Bank-Subordinated Debt(1)(3)(4)(11)
6.50% Notes due Aug. 2018(9)	$—	$305.5

Corporation-Subordinated Debt(4)
3.95% Notes due Oct. 2025(1)(10)(11)	763.1	780.4
3.375% Fixed-to-Floating Rate Notes due May 2032(2)	349.3	349.2

Total Corporation Subordinated Debt	1,112.4	1,129.6

Capital Lease Obligations	—	14.4

Total Long-Term Debt	$1,112.4	$1,449.5

Long-Term Debt Qualifying as Risk-Based Capital	$1,099.5	$1,099.4

(1) Not redeemable prior to maturity, except for senior notes due Aug. 2028, which are redeemable within three months of maturity.
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
(3) Under the terms of its current Offering Circular dated November 6, 2013, the Bank has the ability to offer from time to time its senior bank notes in an aggregate principal amount of up to $4.5 billion at any one time outstanding and up to an additional $1.0 billion of subordinated notes. Each senior note will mature from 30 days to 15 years, and each subordinated note will mature from 5 years to 15 years, following its date of original issuance. Each note will mature on such date as selected by the initial purchaser and agreed to by the Bank.
(4) As of December 31, 2018, debt issue costs of $1.6 million and $1.4 million are included as a direct deduction from the carrying amount of Senior Notes and Long-Term Debt, respectively. Debt issue costs are amortized on a straight-line basis over the life of the Note.
(5) Notes issued at a discount of 0.117%
(6) Notes issued at a discount of 0.437%
(7) Notes issued at a discount of 0.283%
(8) Notes issued at a discount of 0.125%
(9) Notes issued at a discount of 0.02%
(10) Notes issued at a discount of 0.114%
(11) Interest rate swap contracts were entered into to modify the interest expense on these senior and subordinated notes from fixed rates to floating rates. The swaps are recorded as fair value hedges and at December 31, 2018, increases in the carrying values of the senior and subordinated notes outstanding of $29.3 million were recorded. As of December 31, 2017, net adjustments in the carrying values of subordinated notes outstanding of $37.4 million were recorded.
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

2018 Annual Report | Northern Trust Corporation 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the regulatory capital treatment of these securities is required to be phased out over a period that began on January 1, 2013. In 2018, 40% of these securities are eligible for Tier 2 capital treatment, declining at an incremental 10% a year until they are fully phased out in 2022.
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
The Corporation has the right to redeem the Series A and Series B subordinated debentures, in whole or in part, at a price equal to the principal amount plus accrued and unpaid interest. The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2018 and 2017.

TABLE 77: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2018	2017
NTC Capital I Subordinated Debentures due January 15, 2027	$154.2	$154.2
NTC Capital II Subordinated Debentures due April 15, 2027	123.4	123.3

Total Subordinated Debentures	$277.6	$277.5
Note 14 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2018, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2018 and 2017 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
As of December 31, 2018, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of December 31, 2018 and 2017 totaled $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%.

128 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock. Stock repurchases through July 17, 2018 were made pursuant to the repurchase program announced by the Corporation on July 18, 2017, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 9.5 million shares of the Corporation’s common stock. This program was terminated and replaced with a new repurchase program, announced on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Repurchases after July 17, 2018 were made pursuant to the new repurchase program. Shares are repurchased by the Corporation to, among other things, manage the Corporation's capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The new repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2018 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $529.5 million of common stock after December 31, 2018 through June 30, 2019.
The average price paid per share for common stock repurchased in 2018, 2017, and 2016 was $102.69, $90.25, and $67.91, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 78: SHARES OF COMMON STOCK

	2018	2017	2016
Balance at January 1	226,126,674	228,605,485	229,293,783
Incentive Plan and Awards	1,310,778	1,320,129	1,209,124
Stock Options Exercised	575,662	1,997,362	4,156,728
Treasury Stock Purchased	(9,001,064)	(5,796,302)	(6,054,150)

Balance at December 31	219,012,050	226,126,674	228,605,485
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at December 31, 2018, 2017, and 2016, and changes during the years then ended.

TABLE 79: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	BALANCE AT DECEMBER 31, 2018	NET CHANGE	RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI	BALANCE AT DECEMBER 31, 2017	NET CHANGE	BALANCE AT DECEMBER 31, 2016	NET CHANGE	BALANCE AT DECEMBER 31, 2015
Net Unrealized (Losses) Gains on Debt Securities Available for Sale*	$(114.9)	$(22.3)	$(17.8)	$(74.8)	$(42.4)	$(32.4)	$(1.4)	$(31.0)
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.0	(1.4)	0.9	4.5	(1.6)	6.1	9.1	(3.0)
Net Foreign Currency Adjustments	67.9	22.2	47.5	(1.8)	16.7	(18.5)	(0.9)	(17.6)
Net Pension and Other Postretirement Benefit Adjustments	(410.7)	(12.6)	(55.9)	(342.2)	(17.0)	(325.2)	(4.1)	(321.1)

Total	$(453.7)	$(14.1)	$(25.3)	$(414.3)	$(44.3)	$(370.0)	$2.7	$(372.7)
* Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the years ended December 31, 2018 and 2017.

2018 Annual Report | Northern Trust Corporation 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 80: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31,
	2018			2017			2016
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized (Losses) Gains on Debt Securities Available for Sale	$(31.9)	$9.2	$(22.7)	$(70.2)	$26.9	$(43.3)	$(1.8)	$0.7	$(1.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.5	(0.1)	0.4	1.4	(0.5)	0.9	(0.5)	0.2	(0.3)

Net Change	$(31.4)	$9.1	$(22.3)	$(68.8)	$26.4	$(42.4)	$(2.3)	$0.9	$(1.4)
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$70.5	$(17.6)	$52.9	$32.5	$(19.5)	$13.0	$3.1	$4.2	$7.3
Interest Rate Contracts	(1.2)	0.3	(0.9)	1.3	(0.8)	0.5	1.3	1.7	3.0
Reclassification Adjustment for (Gains) Losses Included in Net Income	(71.1)	17.7	(53.4)	(24.5)	9.4	(15.1)	(1.9)	0.7	(1.2)

Net Change	$(1.8)	$0.4	$(1.4)	$9.3	$(10.9)	$(1.6)	$2.5	$6.6	$9.1
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(107.8)	$1.5	$(106.3)	$156.5	$(3.1)	$153.4	$(126.5)	$(3.1)	$(129.6)
Long-Term Intra-Entity Foreign Currency Transaction Losses	(1.8)	0.5	(1.3)	2.0	(0.7)	1.3	(5.3)	2.0	(3.3)
Net Investment Hedge Gains (Losses)	173.0	(43.2)	129.8	(223.2)	85.2	(138.0)	212.4	(80.4)	132.0

Net Change	$63.4	$(41.2)	$22.2	$(64.7)	$81.4	$16.7	$80.6	$(81.5)	$(0.9)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(54.9)	$9.6	$(45.3)	$(58.4)	$25.4	$(33.0)	$(31.1)	$11.2	$(19.9)
Reclassification Adjustment for Losses Included in Net Income	36.3	(3.6)	32.7	25.9	(9.9)	16.0	25.4	(9.6)	15.8

Net Change	$(18.6)	$6.0	$(12.6)	$(32.5)	$15.5	$(17.0)	$(5.7)	$1.6	$(4.1)

130 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the years ended December 31, 2018, 2017 and 2016.

TABLE 81: RECLASSIFICATION ADJUSTMENT OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

(In Millions)	LOCATION OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME	AMOUNT OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME YEAR ENDED DECEMBER 31,
		2018	2017	2016
Debt Securities Available for Sale
Realized Losses (Gains) on Debt Securities Available for Sale	Investment Security Losses, net	$0.5	$1.4	$(0.5)

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	(3.9)	(5.0)	6.4
	Interest Income	(67.4)	(19.3)	(6.4)
	Other Operating Expense	—	0.1	0.9
Interest Rate Contracts	Interest Income	0.2	(0.3)	(2.8)

Total Realized (Gains) on Cash Flow Hedges		(71.1)	(24.5)	(1.9)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Losses	Employee Benefits	36.6	26.0	25.6
Amortization of Prior Service Cost	Employee Benefits	(0.3)	(0.1)	(0.2)

Gross Reclassification Adjustment		$36.3	$25.9	$25.4
Note 16 – Net Income per Common Share
The computations of net income per common share are presented below.

TABLE 82: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2018	2017	2016
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	223,148,335	228,257,664	227,580,584
Net Income	$1,556.4	$1,199.0	$1,032.5
Less: Dividends on Preferred Stock	46.4	49.8	23.4

Net Income Applicable to Common Stock	$1,510.0	$1,149.2	$1,009.1
Less: Earnings Allocated to Participating Securities	20.1	18.8	18.7

Earnings Allocated to Common Shares Outstanding	1,489.9	1,130.4	990.4
Basic Net Income Per Common Share	6.68	4.95	4.35

DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	223,148,335	228,257,664	227,580,584
Plus Dilutive Effect of Share-based Compensation	1,339,991	1,396,737	1,570,822

Average Common and Potential Common Shares	224,488,326	229,654,401	229,151,406

Earnings Allocated to Common and Potential Common Shares	$1,490.0	$1,130.5	$990.4
Diluted Net Income Per Common Share	6.64	4.92	4.32

Note: For the year ended December 31, 2018, there were no common stock equivalents excluded in the computation of diluted net income per share. Common stock equivalents of 115,491, and 1,108,067 for the years ended December 31, 2017 and 2016, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

2018 Annual Report | Northern Trust Corporation 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and fund administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to C&IS clients. Investment management and advisory income contains revenue received from providing asset management and related services to Wealth Management and C&IS clients and to Northern Trust sponsored funds. Securities lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with C&IS clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to C&IS and Wealth Management clients.
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
Northern Trust’s contracts with its clients are typically open ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.

132 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues disaggregated by major revenue source.

TABLE 83: REVENUE DISAGGREGATION

FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,589.1
Investment Management and Advisory	1,862.6
Securities Lending	102.8
Other	199.2

Total Trust, Investment and Other Servicing Fees	$3,753.7
Other Noninterest Income
Foreign Exchange Income	$307.2
Treasury Management	51.8
Securities Commissions and Trading Income	98.3
Other Operating Income	127.5
Investment Security Losses, net	(1.0)

Total Other Noninterest Income	$583.8

Total Noninterest Income	$4,337.5
Trust, investment and other servicing fees and treasury management fees represent revenue from contracts with clients. Revenue from contracts with clients also includes $86.7 million of the $98.3 million total securities commissions and trading income and $44.0 million of the $127.5 million total other operating income in 2018.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in other assets in the consolidated balance sheets, at December 31, 2018 and December 31, 2017.
TABLE 84: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2018	2017
Trust Fees Receivable, net (1)	$742.5	$629.7
Other	90.1	79.0
Total Client Receivables	$832.6	$708.7

(1) The net trust fees receivable balance at December 31, 2017 does not reflect the reduction for the estate settlement revenue transition adjustment of $2.7 million, which was recorded with an effective date of January 1, 2018.

2018 Annual Report | Northern Trust Corporation 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Net Interest Income
The components of net interest income were as follows:

TABLE 85: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Interest Income
Loans and Leases	$1,098.8	$919.1	$806.5
Securities – Taxable	905.2	594.1	428.8
– Non-Taxable	7.0	9.8	7.5
Interest-Bearing Due from and Deposits with Banks (1)	70.0	63.8	64.3
Federal Reserve and Other Central Bank Deposits and Other	240.4	182.6	109.8

Total Interest Income	$2,321.4	$1,769.4	$1,416.9

Interest Expense
Deposits	$384.6	$182.1	$83.5
Federal Funds Purchased	50.3	10.4	1.5
Securities Sold under Agreements to Repurchase	7.8	6.0	2.3
Other Borrowings	150.1	50.7	18.0
Senior Notes	53.4	46.9	46.8
Long-Term Debt	45.0	39.2	26.4
Floating Rate Capital Debt	7.5	4.9	3.5

Total Interest Expense	$698.7	$340.2	$182.0

Net Interest Income	$1,622.7	$1,429.2	$1,234.9

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 19 – Other Operating Income
The components of other operating income were as follows:

TABLE 86: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Loan Service Fees	$48.9	$50.7	$56.6
Banking Service Fees	46.4	48.6	50.6
Other Income	32.2	58.2	134.0

Total Other Operating Income	$127.5	$157.5	$241.2

Other income totaled $32.2 million in 2018, down from $58.2 million in 2017, primarily due to the impairment of a community development equity investment previously held at cost, expenses related to existing swap agreements related to Visa Inc. Class B common shares, and the net impact of various other operating income categories. Other income in 2016 included a $123.1 million net gain on the sale of 1.1 million Visa Class B common shares.

134 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Other Operating Expense
The components of other operating expense were as follows:

TABLE 87: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Business Promotion	$98.3	$95.4	$83.6
FDIC Insurance Premiums	27.4	34.7	31.7
Staff Related	33.6	42.8	43.0
Other Intangibles Amortization	17.4	11.4	8.8
Other Expenses	153.9	147.3	197.3

Total Other Operating Expense	$330.6	$331.6	$364.4

Other expenses in 2016 included a charge in connection with an agreement to settle certain securities lending litigation of $50.0 million and charges related to contractual modifications associated with existing C&IS clients of $18.6 million.
Note 21 – Income Taxes
The following table reconciles the total provision for income taxes recorded in the consolidated statements of income with the amounts computed at the statutory federal tax rate for the periods presented below.

TABLE 88: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Federal Rate	21.0%	35.0%	35.0%
Tax at Statutory Rate	$411.1	$571.9	$531.0
Tax Exempt Income	(6.9)	(9.6)	(7.2)
Foreign Tax Rate Differential	(7.3)	(50.0)	(50.9)
Excess Tax Benefit Related to Share-Based Compensation	(16.8)	(31.6)	(12.3)
State Taxes, net	65.5	41.0	31.1
Impact of Tax Cuts and Jobs Act	(4.8)	(53.1)	—
Change in Accounting Method	(24.4)	—	—
Other	(15.0)	(33.7)	(7.1)

Provision for Income Taxes	$401.4	$434.9	$484.6

The current year includes tax benefits primarily attributable to the reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (TCJA) enacted in the fourth quarter of 2017, a tax benefit recognized in 2018 resulting from a change in accounting method regarding the timing of tax deductions for software-related expenses, and adjustments recorded in the current year associated with the implementation of the TCJA as outlined below.
These decreases to the provision for income taxes in the current year were partially offset by the impact of an increase in income before income taxes, tax accounting changes in 2018 brought about by the TCJA including the tax accounting associated with additional non-deductible expenses, and a reduction in the income tax benefit derived from the vesting of restricted stock units and stock option exercises. Additionally, the 2017 provision for income taxes included a net benefit attributable to the implementation of the TCJA of $53.1 million and Federal and State research tax credits of $17.6 million related to the Corporation’s technology spend between 2013 and 2016, each resulting in a reduction of the effective tax rate.

2018 Annual Report | Northern Trust Corporation 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TCJA was enacted on December 22, 2017, and reduced the U.S. federal corporate tax rate from 35% to 21%. It also required companies to pay a mandatory deemed repatriation tax on earnings of foreign subsidiaries that were previously tax deferred. At December 31, 2017, Northern Trust made a reasonable estimate as to the impact of the TCJA. During 2018, Northern Trust completed the related calculations and additional analyses associated with the implementation of the TCJA, resulting in a number of adjustments to the 2018 tax provision as follows:

TABLE 89: IMPACT OF TAX CUTS AND JOBS ACT

(In Millions)	2018	2017
Federal Taxes on Mandatory Deemed Repatriation	$(16.8)	$150.0
Impact Related to Federal Deferred Taxes	12.7	(210.0)
Other Adjustments	(0.7)	6.9

Provision (Benefit) for Income Taxes	$(4.8)	$(53.1)

Adjustments in the above table include a tax benefit of $16.8 million resulting from an adjustment to the Corporation’s 2017 income tax provision for mandatory deemed repatriation with respect to the pre-2018 earnings of its non-US subsidiaries, offset by a $12.7 million net provision associated with the repricing of deferred taxes.
For tax years beginning after December 31, 2017, the TCJA introduces new provisions for U.S. taxation of certain global intangible low-taxed income (GILTI). Northern Trust has made the policy election to record any current year tax expense associated with GILTI in the period in which it is incurred.
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal authorities before 2013, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2010.
Included in other liabilities within the consolidated balance sheets at December 31, 2018 and 2017 were $21.9 million and $27.7 million of unrecognized tax benefits, respectively. If recognized, 2018 and 2017 net income would have increased by $19.8 million and $21.7 million, respectively, resulting in a decrease of those years’ effective income tax rates. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TABLE 90: UNRECOGNIZED TAX BENEFITS

(In Millions)	2018	2017
Balance at January 1	$27.7	$17.2
Additions for Tax Positions Taken in the Current Year	0.5	9.9
Additions for Tax Positions Taken in Prior Years	1.7	6.2
Reductions for Tax Positions Taken in Prior Years	(7.8)	(5.4)
Reductions Resulting from Expiration of Statutes	(0.2)	(0.2)

Balance at December 31	$21.9	$27.7

Unrecognized tax benefits had net decreases of $5.8 million, resulting in a remaining balance of $21.9 million at December 31, 2018, compared to net increases of $10.5 million resulting in a remaining balance of $27.7 million at December 31, 2017. It is possible that changes in the amount of unrecognized tax benefits could occur in the next 12 months due to changes in judgment related to recognition or measurement, settlements with taxing authorities, or expiration of statute of limitations. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.
A provision for interest and penalties of $0.3 million, net of tax, was included in the provision for income taxes for the year ended December 31, 2018. This compares to a provision for interest and penalties of $0.1 million, net of tax, for the year ended December 31, 2017. As of December 31, 2018 and 2017, the liability for the potential payment of interest and penalties totaled $9.2 million and $10.3 million, net of tax, respectively.

136 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the consolidated provision for income taxes for each of the three years ended December 31 are as follows:

TABLE 91: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Current Tax Provision:
Federal	$132.8	$347.3	$495.8
State	95.4	38.3	65.3
Non-U.S.	162.7	125.4	99.3

Total	390.9	511.0	660.4
Deferred Tax Provision:
Federal	$33.8	$(96.4)	$(159.0)
State	(13.8)	24.6	(18.9)
Non-U.S.	(9.5)	(4.3)	2.1

Total	10.5	(76.1)	(175.8)

Provision for Income Taxes	$401.4	$434.9	$484.6

In addition to the amounts shown above, tax charges and benefits have been recorded directly to stockholders’ equity for the following:

TABLE 92: TAX CHARGES AND BENEFITS RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Current Tax Benefit (Charge) for Employee Stock Options and Other Stock-Based Plans	$—	$—	$(7.6)
Tax Effect of Other Comprehensive Income	25.7	(112.4)	72.4

2018 Annual Report | Northern Trust Corporation 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes result from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. As a result of the TCJA being enacted on December 22, 2017, deferred tax assets and liabilities as of December 31, 2018 and 2017 were measured at 21%, compared to 35% as of December 31, 2016, based on the federal tax rate at which they are expected to reverse in the future. Deferred tax assets and liabilities have been computed as follows:

TABLE 93: NET DEFERRED TAX LIABILITIES

	DECEMBER 31,
(In Millions)	2018	2017
Deferred Tax Liabilities:
Lease Financing	$43.3	$85.8
Software Development	193.2	187.8
Accumulated Depreciation	129.5	41.0
Compensation and Benefits	10.9	—
State Taxes, net	58.9	59.4
Other Liabilities	114.5	145.7

Gross Deferred Tax Liabilities	550.3	519.7

Deferred Tax Assets:
Allowance for Credit Losses	29.0	32.3
Compensation and Benefits	—	35.5
Other Assets	120.6	88.3

Gross Deferred Tax Assets	149.6	156.1

Valuation Reserve	(0.3)	(1.1)
Deferred Tax Assets, net of Valuation Reserve	149.3	155.0

Net Deferred Tax Liabilities	$401.0	$364.7

Northern Trust had various state net operating loss carryforwards as of December 31, 2018 and 2017. The income tax benefits associated with these loss carryforwards were approximately $0.3 million as of December 31, 2018 and $1.1 million as of December 31, 2017. A valuation allowance of $0.3 million was recorded at December 31, 2018 and $1.1 million as of December 31, 2017, as management believes the net operating losses will not be fully realized. No valuation allowance related to the remaining deferred tax assets was recorded at December 31, 2018 and 2017, as management believes it is more likely than not that the deferred tax assets will be fully realized.
Note 22 – Employee Benefits
The Corporation and certain of its subsidiaries provide various benefit programs, including defined benefit pension, postretirement health care, and defined contribution plans. A description of each major plan and related disclosures are provided below.

Pension. A noncontributory qualified defined benefit pension plan covers substantially all U.S. employees of Northern Trust. Employees of certain European subsidiaries retain benefits in local defined benefit plans, although those plans are closed to new participants and to future benefit accruals. Employees continue to accrue benefits under the Swiss pension plan, which is accounted for as a defined benefit plan under U.S. GAAP.
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefit payments under the U.S. plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in other assets in the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2018 and 2017 amounted to $129.9 million and $116.7 million, respectively. Contributions of $21.9 million and $11.5 million were made to the “Rabbi” Trust in 2018 and 2017, respectively.

138 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. plan, non-U.S. plans, and supplemental plan for 2018, 2017, and 2016. Prior service costs are being amortized on a straight-line basis over 11 years for the U.S. plan and 9 years for the supplemental plan.

TABLE 94: EMPLOYEE BENEFIT PLAN STATUS

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
($ In Millions)	2018	2017	2018	2017	2018	2017
Accumulated Benefit Obligation	$980.6	$1,088.4	$178.4	$192.2	$120.9	$129.0

Projected Benefit Obligation	1,092.0	1,209.9	183.5	198.3	135.6	144.5
Plan Assets at Fair Value	1,380.1	1,506.4	166.7	178.7	—	—

Funded Status at December 31	$288.1	$296.5	$(16.8)	$(19.6)	$(135.6)	$(144.5)
Weighted-Average Assumptions:
Discount Rates	4.47%	3.79%	2.16%	2.08%	4.47%	3.79%
Rate of Increase in Compensation Level	4.39	4.39	1.75%	1.75	4.39	4.39
Expected Long-Term Rate of Return on Assets	6.00	6.00	2.39	2.61	N/A	N/A

TABLE 95: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2018	2017	2018	2017	2018	2017
Net Actuarial Loss	$435.4	$399.0	$41.2	$44.2	$65.8	$83.2
Prior Service Cost	(1.4)	(1.8)	3.6	2.5	0.4	0.6

Gross Amount in Accumulated Other Comprehensive Income	434.0	397.2	44.8	46.7	66.2	83.8
Income Tax Effect	108.5	151.6	6.0	5.3	16.4	31.9

Net Amount in Accumulated Other Comprehensive Income	$325.5	$245.6	$38.8	$41.4	$49.8	$51.9

TABLE 96: NET PERIODIC PENSION EXPENSE

	U.S. PLAN			NON-U.S. PLANS			SUPPLEMENTAL PLAN
($ In Millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service Cost	$41.4	$38.3	$37.4	$1.7	$0.4	$—	$4.3	$3.7	$3.5
Interest Cost	44.3	45.9	45.8	4.0	4.0	4.7	5.3	5.2	5.1
Expected Return on Plan Assets	(88.2)	(93.8)	(94.4)	(4.4)	(4.5)	(4.6)	N/A	N/A	N/A
Settlement Expense	—	—	—	0.5	1.1	3.7	—	—	—
Amortization:
Net Loss	28.2	19.0	18.8	0.9	1.3	1.0	7.4	5.7	5.8
Prior Service Cost	(0.4)	(0.4)	(0.4)	0.2	0.1	—	0.2	0.2	0.2
Net Periodic Pension Expense	$25.3	$9.0	$7.2	$2.9	$2.4	$4.8	$17.2	$14.8	$14.6
Weighted-Average Assumptions:
Discount Rates	3.79%	4.46%	4.71%	2.08%	2.33%	3.39%	3.79%	4.46%	4.71%
Rate of Increase in Compensation Level	4.39	4.39	4.25	1.75	1.75	N/A	4.39	4.39	4.25
Expected Long-Term Rate of Return on Assets	6.00	6.75	7.00	2.61	3.13	3.73	N/A	N/A	N/A

The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income.

2018 Annual Report | Northern Trust Corporation 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 97: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2018	2017	2018	2017	2018	2017
Beginning Balance	$1,209.9	$1,062.7	$198.3	$155.9	$144.5	$121.1
Service Cost	41.4	38.3	1.7	0.4	4.3	3.7
Interest Cost	44.3	45.9	4.0	4.0	5.3	5.2
Employee Contributions	—	—	0.4	0.1	—	—
Plan Amendment	—	—	1.3	2.5	—	—
Actuarial (Gain) Loss	(112.4)	142.6	(9.3)	0.4	(9.7)	21.5
Settlement	—	—	(2.7)	(6.8)	—	—
Acquisitions/Divestitures	—	—	—	27.0	—	—
Benefits Paid	(91.2)	(79.6)	(1.1)	(3.0)	(8.8)	(7.0)
Foreign Exchange Rate Changes	—	—	(9.1)	17.8	—	—

Ending Balance	$1,092.0	$1,209.9	$183.5	$198.3	$135.6	$144.5

Actuarial gains of $131.4 million in 2018 were primarily caused by increases in discount rates, while actuarial losses of $164.5 million in 2017 were mostly a result of decreases in discount rates and an update to the U.S. IRS lump sum mortality assumption to reflect longer life expectancies.

TABLE 98: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. PLAN	NON-U.S. PLANS	SUPPLEMENTAL PLAN
2019	$74.0	$3.4	$12.0
2020	76.8	3.8	11.5
2021	75.1	4.1	14.4
2022	73.4	3.9	16.2
2023	77.1	4.3	14.9
2024-2028	368.9	26.4	63.6

TABLE 99: CHANGE IN PLAN ASSETS

	U.S. PLAN		NON-U.S. PLANS
(In Millions)	2018	2017	2018	2017
Fair Value of Assets at Beginning of Period	$1,506.4	$1,393.5	$178.7	$139.3
Actual Return on Assets	(85.1)	192.5	(2.3)	12.4
Employer Contributions	50.0	—	2.6	3.0
Employee Contributions	—	—	0.4	0.1
Settlement	—	—	(2.7)	(6.8)
Acquisitions/Divestitures	—	—	—	18.5
Benefits Paid	(91.2)	(79.6)	(1.1)	(3.0)
Foreign Exchange Rate Changes	—	—	(8.9)	15.2

Fair Value of Assets at End of Period	$1,380.1	$1,506.4	$166.7	$178.7

The minimum required and maximum remaining deductible contributions for the U.S. qualified plan in 2019 are estimated to be zero and $270.0 million, respectively.
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

140 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and divided by investment style and market capitalization. Fixed income securities held include U.S. treasury securities and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate futures (or similar instruments) to align more closely with the target hedge ratio across maturities. Diversifying investments, including private equity, hedge funds, listed real estate, emerging market debt, high yield bonds, and global listed infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the plan is prohibited. The plan’s private equity investments are limited to 2% of the total limited partnership and the maximum allowable loss cannot exceed the commitment amount. The plan holds two investments in hedge funds of funds, which invest, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles.
Investment in listed real estate, high yield bonds, emerging market debt, and global listed infrastructure are designed to provide income and added diversification.
Though not a primary strategy for meeting the plan’s objectives, derivatives may be used from time to time, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were four derivatives held by the plan at December 31, 2018. There were four derivatives held by the plan at December 31, 2017.
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

2018 Annual Report | Northern Trust Corporation 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair values of Northern Trust’s U.S. pension plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2018 and 2017.

TABLE 100: FAIR VALUE OF U.S. PENSION PLAN ASSETS

	December 31, 2018
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$36.3	$—	$—	$36.3
Foreign Common Stock	—	—	—	—
U.S. Government Obligations	—	1,010.2	—	1,010.2
Northern Trust Mutual Fund	39.9	—	—	39.9
Exchange Traded Fund	0.1	—	—	0.1
Northern Trust Collective Trust Funds	—	226.5	—	226.5
Northern Trust Private Equity Funds	—	—	25.5	25.5
Northern Trust Hedge Funds	—	—	29.2	29.2
Cash and Other	12.4	—	—	12.4

Total Assets at Fair Value	$88.7	$1,236.7	$54.7	$1,380.1

	December 31, 2017
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$38.6	$—	$—	$38.6
Foreign Common Stock	—	—	—	—
U.S. Government Obligations	—	1,072.0	—	1,072.0
Northern Trust Mutual Fund	44.5	—	—	44.5
Exchange Traded Fund	0.1	—	—	0.1
Northern Trust Collective Trust Funds	—	268.6	—	268.6
Northern Trust Private Equity Funds	—	—	29.3	29.3
Northern Trust Hedge Funds	—	—	44.6	44.6
Cash and Other	8.7	—	—	8.7

Total Assets at Fair Value	$91.9	$1,340.6	$73.9	$1,506.4

The following table presents the changes in Level 3 assets for the years ended December 31, 2018 and 2017.

TABLE 101: CHANGE IN LEVEL 3 ASSETS

	PRIVATE EQUITY FUNDS		HEDGE FUNDS
(In Millions)	2018	2017	2018	2017
Fair Value at January 1	$29.3	$35.7	$44.6	$64.8
Actual Return on Plan Assets	(1.5)	(5.4)	(2.7)	(3.1)
Realized Gain	—	—	2.4	5.0
Purchases	0.3	0.8	—	—
Sales	(2.6)	(1.8)	(15.1)	(22.1)

Fair Value at December 31	$25.5	$29.3	$29.2	$44.6

Note: The return on plan assets represents the change in the unrealized gain (loss) on assets still held at December 31.

142 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A building block approach is employed for Northern Trust’s U.S. pension plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the plan’s target asset allocation, the expected long-term rate of return on assets as of the plan’s December 31, 2018, measurement date was set at 6.00%.

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
The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, the net periodic postretirement benefit cost of the plan for 2018 and 2017, and the change in the accumulated postretirement benefit obligation during 2018 and 2017.

TABLE 102: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2018	2017
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$23.5	$27.7
Actives Eligible for Benefits	4.6	6.7

Net Postretirement Benefit Obligation	$28.1	$34.4

TABLE 103: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2018	2017
Net Actuarial Loss / (Gain)	$(6.5)	$3.9
Prior Service Cost	—	—

Gross Amount in Accumulated Other Comprehensive Income	(6.5)	3.9
Income Tax Effect	(2.2)	1.5

Net Amount in Accumulated Other Comprehensive Income	$(4.3)	$2.4

TABLE 104: NET PERIODIC POSTRETIREMENT (BENEFIT) EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Service Cost	$—	$0.1	$0.1
Interest Cost	1.3	1.4	1.5
Expected Return on Plan Assets	—	—	—
Amortization
Net Gain	—	—	—
Prior Service Benefit	—	—	—

Net Periodic Postretirement Expense	$1.3	$1.5	$1.6

2018 Annual Report | Northern Trust Corporation 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 105: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017
Beginning Balance	$34.4	$34.1
Service Cost	—	0.1
Interest Cost	1.3	1.4
Actuarial Loss / (Gain)	(6.7)	(0.2)
Net Claims Paid	(6.3)	(1.0)
Medicare Subsidy	5.4	—

Ending Balance	$28.1	$34.4

Northern Trust uses the aggregate RP-2014 mortality table with adjustment from 2014 to 2006. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2018, released by the Society of Actuaries in October 2018. This assumption was updated at December 31, 2018 from improvement scale MP-2017.

TABLE 106: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2019	$2.5
2020	2.5
2021	2.4
2022	2.3
2023	2.2
2024-2028	10.1

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.47% at December 31, 2018, and 3.79% at December 31, 2017. For measurement purposes, a 6.5% annual increase in the cost of pre-age 65 medical benefits and post-age 65 medical benefits were assumed for 2018. For drug claims, an 8.50% annual increase in cost was assumed for 2018. These rates are both assumed to gradually decrease until they reach 4.5% in 2026 and 2027, respectively. The health care cost trend rate assumption has an effect on the amounts reported.

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to employee benefits and totaled $54.4 million in 2018, $53.4 million in 2017, and $50.0 million in 2016.
Note 23 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 107: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Restricted Stock Unit Awards	$96.3	$87.3	$60.2
Stock Options	2.6	9.0	9.0
Performance Stock Units	32.0	31.7	17.6

Total Share-Based Compensation Expense	$130.9	$128.0	$86.8
Tax Benefits Recognized	$32.5	$48.7	$32.8

144 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was $84.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately two years.
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
Beginning with grants made on February 21, 2017 under the Northern Trust Corporation 2012 Stock Plan (2012 Plan), restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements. For all applicable periods, stock option grants continue to vest in accordance with the original terms of the award if the employee meets applicable age and service requirements upon separation from service.
Grants are outstanding under the 2017 Plan, the 2012 Plan, and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2018, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 19,314,935.
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
There were no options granted during the year ended December 31, 2018. The weighted-average assumptions used for options granted during the years ended December 31, 2017 and 2016 are as follows:

TABLE 108: WEIGHTED-AVERAGE ASSUMPTIONS USED FOR OPTIONS GRANTED

	2017	2016
Expected Term (in Years)	6.9	7.0
Dividend Yield	1.81%	2.57%
Expected Volatility	23.2	32.3
Risk-Free Interest Rate	2.11	1.45

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
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2018, 2017, and 2016.

2018 Annual Report | Northern Trust Corporation 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 109: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2018	2017	2016
Weighted Average Grant-Date Per Share Fair Value of Stock Options Granted	$—	$19.18	$14.84
Grant-Date Fair Value of Stock Options Vested	8.1	7.3	9.6
Stock Options Exercised
Intrinsic Value as of Exercise Date	28.5	74.7	83.9
Cash Received	32.6	108.0	233.8
Tax Deduction Benefits Realized	27.7	73.1	80.0

The following is a summary of changes in nonvested stock options for the year ended December 31, 2018.

TABLE 110: CHANGES IN NONVESTED STOCK OPTIONS

NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT- DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2017	1,246,505	$17.25
Granted	—	—
Vested	(483,605)	17.07
Forfeited or Cancelled	(5,162)	19.18

Nonvested at December 31, 2018	757,738	$17.36

A summary of the status of stock options at December 31, 2018, and changes during the year then ended, are presented in the table below.

TABLE 111: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2017	3,073,098	$60.99
Granted	—	—
Exercised	(575,662)	56.55
Forfeited, Expired or Cancelled	(16,375)	79.78

Options Outstanding, December 31, 2018	2,481,061	$61.90	5.1	$55.8

Options Exercisable, December 31, 2018	1,723,323	$56.82	4.2	$46.6

Restricted Stock Unit Awards. Restricted stock unit awards may be granted to participants which entitle them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2018 predominately vest at a rate equal to 25% each year for four years on the anniversary of the grant. Restricted stock unit grants totaled 815,314, 863,308, and 1,301,693, with weighted average grant-date fair values of $103.74, $88.19, and $59.17 per share, for the years ended December 31, 2018, 2017, and 2016, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017, and 2016, was $66.4 million, $88.7 million, and $52.3 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2018, and changes during the year then ended, is presented in the table below.

146 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 112: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2017	3,399,438	$339.6
Granted	815,314
Distributed	(1,016,846)
Forfeited	(76,064)

Restricted Stock Unit Awards Outstanding, December 31, 2018	3,121,842	$261.0

Units Convertible, December 31, 2018	144,722	$12.1

The following is a summary of nonvested restricted stock unit awards at December 31, 2018, and changes during the year then ended.

TABLE 113: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2017	3,231,327	$69.67	1.9
Granted	815,314	103.74
Vested	(993,457)	66.82
Forfeited	(76,064)	73.18

Nonvested at December 31, 2018	2,977,120	$79.92	1.9

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit that vests over a three-year performance period, subject to satisfaction of specified performance targets that are a function of return on equity and continued employment until the end of the vesting period. For performance stock units outstanding as of December 31, 2018, and granted in 2016, the number of such units that may vest ranges from 0% to 125% of the original award granted based on the attainment of the applicable three-year average annual return on equity target. For performance stock units outstanding at December 31, 2018, and granted in 2017 or 2018, the number of such units that may vest ranges from 0% to 150% of the original award granted based on the attainment of the applicable three-year average annual return on equity target. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 242,232, 231,269, and 354,606 for the years ended December 31, 2018, 2017, and 2016, respectively, with weighted average grant-date fair values of $104.72, $69.80, and $62.67. Performance stock units outstanding at target level performance totaled 797,531, 817,432, and 859,502 at December 31, 2018, 2017, and 2016, respectively. Performance stock units had aggregate intrinsic values of $66.7 million, $81.7 million, and $76.5 million, and weighted average remaining vesting terms of 1.0 year, 1.1 years, and 1.5 years, at December 31, 2018, 2017, and 2016, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.2 million (11,363 units), $1.2 million (13,354 units), and $1.3 million (18,001 units) were granted to non-employee directors in 2018, 2017, and 2016, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.3 million, $1.3 million, and $1.3 million in 2018, 2017, and 2016, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in stock.

2018 Annual Report | Northern Trust Corporation 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to compensation expense and totaled $326.5 million in 2018, $289.8 million in 2017, and $250.7 million in 2016.
Note 25 – Contingent Liabilities
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2018, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In the first quarter of 2018, Northern Trust received a document request from the U.S. Commodity Futures Trading Commission (CFTC), Division of Enforcement, seeking the production of documents related to the Bank’s activities as a swap dealer provisionally registered with the CFTC. Northern Trust has responded to the CFTC’s document request. In

148 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the National Futures Association (NFA) provided the Bank with a letter dated April 30, 2018, summarizing certain findings related to the Bank’s swap dealer compliance program identified during a then-recently completed examination. Northern Trust is addressing the findings identified by the NFA in its examination and cooperating with both the NFA and the CFTC.

Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of the covered litigation noted below, at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. On June 28, 2018, Visa deposited an additional $600 million into the escrow account previously established with respect to the covered litigation. As a result, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced. In September 2018, Visa announced that a proposed class settlement agreement covering damage claims but not injunctive relief claims regarding the covered litigation was reached, with Visa’s share of the proposed settlement amount to be satisfied through funds previously deposited with the court and the $600 million placed into escrow in June 2018. The agreement has been preliminarily approved by the district court, and, if final approval is granted, objecting parties may appeal. Further, individual merchants may opt out of the proposed settlement and pursue claims separately. For these and other reasons, the ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero as of both December 31, 2018 and 2017.

Clearing and Settlement Organizations. The Bank is a participating member of various cash, securities, and foreign exchange clearing and settlement organizations. It participates in these organizations on behalf of its clients and on its own behalf as a result of its own activities. A wide variety of cash and securities transactions are settled through these organizations, including those involving obligations of states and political subdivisions, asset-backed securities, commercial paper, dollar placements, and securities issued by the Government National Mortgage Association.
As a result of its participation in cash, securities, and foreign exchange clearing and settlement organizations, the Bank could be responsible for a pro rata share of certain credit-related losses arising out of the clearing activities. The method in which such losses would be shared by the clearing members is stipulated in each clearing organization’s membership agreement. Credit exposure related to these agreements varies from day to day, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2018 and 2017, we have not recorded any material liabilities under these arrangements. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
Note 26 – Derivative Financial Instruments
Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments may include foreign exchange contracts, interest rate contracts, total return swap contracts, credit default swap contracts, and swaps related to the sale of certain Visa Class B common shares.

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading and risk management purposes. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional currency denominated revenue and expenditure transactions, foreign-currency- denominated assets and liabilities, including debt securities and net investments in non-U.S. affiliates.

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts with its clients and also may utilize such contracts to reduce or eliminate the

2018 Annual Report | Northern Trust Corporation 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2018 and December 31, 2017.

TABLE 114: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2018			DECEMBER 31, 2017
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET [1]	LIABILITY [2]	NOTIONAL VALUE	ASSET [1]	LIABILITY [2]
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,590.4	$29.8	$23.3	$4,473.1	$31.7	$18.2
Cash Flow Hedges	600.0	0.2	1.2	925.0	0.2	1.2
Foreign Exchange Contracts
Cash Flow Hedges	2,648.2	13.8	57.8	3,289.0	28.4	13.0
Net Investment Hedges	3,475.1	292.4	14.5	3,011.3	0.6	179.5
Total Derivatives Designated as Hedging under GAAP	$11,313.7	$336.2	$96.8	$11,698.4	$60.9	$211.9

Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$122.2	$0.5	$0.2	$214.1	$1.1	$0.1
Other Financial Derivatives [3]	483.4	1.3	32.8	404.7	—	30.4
Total Non-Designated Risk Management Derivatives	$605.6	$1.8	$33.0	$618.8	$1.1	$30.5

Client-Related and Trading Derivatives
Foreign Exchange Contracts	$281,864.4	$2,159.4	$2,190.0	$317,882.5	$2,527.0	$2,522.5
Interest Rate Contracts	7,711.2	66.1	68.6	7,418.0	65.1	64.1
Total Client-Related and Trading Derivatives	$289,575.6	$2,225.5	$2,258.6	$325,300.5	$2,592.1	$2,586.6

Total Derivatives Not Designated as Hedging under GAAP	$290,181.2	$2,227.3	$2,291.6	$325,919.3	$2,593.2	$2,617.1

Total Gross Derivatives	$301,494.9	$2,563.5	$2,388.4	$337,617.7	$2,654.1	$2,829.0
Less: Netting [4]		1,357.1	1,796.3		1,860.0	1,621.4
Total Derivative Financial Instruments		$1,206.4	$592.1		$794.1	$1,207.6
(1)    Derivative assets are reported in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in other liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
(4)    See further detail in Note 27 - Offsetting of Assets and Liabilities.
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

150 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2018, 2017, and 2016 as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $3.1 million and $1.4 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that a net loss of $1.2 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of December 31, 2018, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged. There was no ineffectiveness recognized in earnings for cash flow hedges during the years ended December 31, 2017 and 2016.

2018 Annual Report | Northern Trust Corporation 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2018, 2017 and 2016.

TABLE 115: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(in Millions)	Interest Income			Interest Expense			Other Operating Income			Other Operating Expense
For the Year Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Total amounts on the consolidated statements of income	$2,321.4	$1,769.4	$1,416.9	$698.7	$340.2	$182.0	$127.5	$157.5	$241.2	$330.6	$331.6	$364.4
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	13.9	8.8	80.6	(9.5)	(24.3)	(33.9)	—	—	—	—	—	—
Recognized on hedged items	(13.9)	(8.8)	(80.6)	9.5	24.3	33.9	—	—	—	—	—	—
Amounts related to interest settlements on derivatives	17.8	(9.6)	(16.9)	7.9	27.7	38.9	—	—	—	—	—	—
Total gain/(loss) recognized on fair value hedges	$17.8	$(9.6)	$(16.9)	$7.9	$27.7	$38.9	$—	$—	$—	$—	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	67.4	19.3	6.4	—	—	—	3.9	5.0	(6.4)	—	(0.1)	(0.9)
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.2)	0.3	2.8	—	—	—	—	—	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$67.2	$19.6	$9.2	$—	$—	$—	$3.9	$5.0	$(6.4)	$—	$(0.1)	$(0.9)

152 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of December 31, 2018.

TABLE 116: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2018
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT [1]
Available for Sale Debt Securities [2]	$3,831.6	$99.4
Senior Notes and Long-Term Subordinated Debt	1,248.8	29.3

Total	$5,080.4	$128.7
(1)    There are no amounts related to discontinued hedging relationships.
(2)    Carrying value represents amortized cost.

Net Investment Hedges. Certain foreign exchange contracts and qualifying non-derivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was no ineffectiveness recorded for these hedges during the years ended December 31, 2017 and 2016. Net investment hedge gains of $173.0 million and losses of $223.2 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2018 and December 31, 2017, respectively.
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
The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 for derivative instruments not designated as hedges under GAAP.

TABLE 117: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	LOCATION OF DERIVATIVE GAIN / (LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN / (LOSS) RECOGNIZED IN INCOME
		2018	2017	2016
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(4.1)	$8.2	$(6.7)
Other Financial Derivatives (1)	Other Operating Income	(19.2)	(13.3)	(6.1)
Gains/(Losses) from non-designated risk management derivatives		$(23.3)	$(5.1)	$(12.8)

Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	307.2	209.9	236.6
Interest Rate Contracts	Security Commissions and Trading Income	7.7	10.7	11.4
Gains/(Losses) from client-related and trading derivatives		$314.9	$220.6	$248.0

Total gains/(losses) from derivatives not designated as hedging under GAAP		$291.6	$215.5	$235.2
(1) This line includes swaps related to the sale of certain Visa Class B common shares, credit default swap contracts, and total return swap contracts.

2018 Annual Report | Northern Trust Corporation 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2018 and 2017.

TABLE 118: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

December 31, 2018
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,902.3	$1,175.3	$727.0	$12.7	$714.3
Interest Rate Swaps OTC	71.6	19.0	52.6	—	52.6
Interest Rate Swaps Exchange Cleared	24.5	24.4	0.1	—	0.1
Other Financial Derivative	1.3	—	1.3	—	1.3
Cross Product Netting Adjustment	—	3.9	—	—	—
Cross Product Collateral Adjustment	—	134.5	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,999.7	1,357.1	642.6	12.7	629.9

Total Derivatives Not Subject to a Master Netting Arrangement	563.8	—	563.8	2.7	561.1

Total Derivatives	2,563.5	1,357.1	1,206.4	15.4	1,191.0

Securities Purchased under Agreements to Resell(2)	$1,031.2	$—	$1,031.2	$1,031.2	$—

December 31, 2017
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,106.3	$1,397.7	$708.6	$2.1	$706.5
Interest Rate Swaps OTC	86.9	14.2	72.7	—	72.7
Interest Rate Swaps Exchange Cleared	10.1	10.1	—	—	—
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	427.6	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,203.3	1,860.0	343.3	2.1	341.2

Total Derivatives Not Subject to a Master Netting Arrangement	450.8	—	450.8	2.5	448.3

Total Derivatives	2,654.1	1,860.0	794.1	4.6	789.5

Securities Purchased under Agreements to Resell(2)	$1,303.3	$—	$1,303.3	$1,303.3	$—

(1) Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $4.6 billion and $3.9 billion as of December 31, 2018 and 2017, respectively.
(2) Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $134.0 million and $21.0 million as of December 31, 2018 and 2017, respectively.
(3) Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2018 and 2017.

154 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2018 and 2017.

TABLE 119: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

December 31, 2018
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,821.0	$1,175.3	$645.7	$—	$645.7
Interest Rate Swaps OTC	68.8	19.0	49.8	—	49.8
Interest Rate Swaps Exchange Cleared	24.4	24.4	—	—	—
Other Financial Derivatives	32.8	—	32.8	—	32.8
Cross Product Netting Adjustment	—	3.9	—	—	—
Cross Product Collateral Adjustment	—	573.7	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,947.0	1,796.3	150.7	—	150.7

Total Derivatives Not Subject to a Master Netting Arrangement	441.4	—	441.4	—	441.4

Total Derivatives	2,388.4	1,796.3	592.1	—	592.1

Securities Sold under Agreements to Repurchase	$168.3	$—	$168.3	$168.3	$—

December 31, 2017
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,889.2	$1,397.7	$491.5	$—	$491.5
Interest Rate Swaps OTC	69.2	14.2	55.0	—	55.0
Interest Rate Swaps Exchange Cleared	14.3	10.1	4.2	—	4.2
Other Financial Derivatives	30.4	—	30.4	—	30.4
Cross Product Netting Adjustment	—	10.4	—	—	—
Cross Product Collateral Adjustment	—	189.0	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,003.1	1,621.4	381.7	—	381.7

Total Derivatives Not Subject to a Master Netting Arrangement	825.9	—	825.9	—	825.9

Total Derivatives	2,829.0	1,621.4	1,207.6	—	1,207.6

Securities Sold under Agreements to Repurchase	$834.0	$—	$834.0	$834.0	$—

(1) Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $2.5 billion and $2.4 billion as of December 31, 2018 and 2017, respectively.
(2) Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of December 31, 2018 and 2017.

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

2018 Annual Report | Northern Trust Corporation 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Additional cash collateral received from and deposited with derivative counterparties totaling $27.6 million and $91.5 million, respectively, as of December 31, 2018, and $67.0 million and $143.1 million, respectively, as of December 31, 2017, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $324.1 million and $223.7 million at December 31, 2018 and 2017, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $316.5 million and $35.8 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2018 and 2017 of $7.6 million and $187.9 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 28 – Off-Balance-Sheet Financial Instruments
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
Commercial Letters of Credit are instruments issued by Northern Trust on behalf of its clients that authorize a third party (the beneficiary) to draw drafts up to a stipulated amount under the specified terms and conditions of the agreement and other similar instruments. Commercial letters of credit are issued primarily to facilitate international trade.

156 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the contractual amounts of commitments and letters of credit.

TABLE 120: COMMITMENTS AND LETTERS OF CREDIT

	DECEMBER 31,
(In Millions)	2018	2017
Legally Binding Commitments to Extend Credit(1)	$25,023.0	$26,822.6
Standby Letters of Credit(2)	2,486.2	2,970.0
Commercial Letters of Credit	32.3	37.7

(1)These amounts exclude $242.3 million and $385.5 million of commitments participated to others at December 31, 2018 and 2017, respectively.
(2)These amounts include $72.3 million and $92.5 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2018 and 2017, respectively. The weighted average maturity of standby letters of credit was 23 months at December 31, 2018 and 22 months at December 31, 2017.

Other Off-Balance-Sheet Financial Instruments. As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2018 and 2017 subject to indemnification was $128.9 billion and $143.6 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded related to these indemnifications.
Note 29 – Variable Interest Entities
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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of December 31, 2018 and 2017, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $56.8 million and $131.0 million, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.

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

2018 Annual Report | Northern Trust Corporation 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2018 and 2017, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $602.4 million and $415.3 million, respectively, of which $549.8 million and $386.1 million are VIEs as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $321.0 million and $241.1 million, respectively, of which $279.5 million and $215.2 million related to undrawn commitments on VIEs as of December 31, 2018 and 2017, respectively.
Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $63.0 million and $57.9 million, respectively, as of December 31, 2018 and 2017.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in Accounting Standards Codification 810-10. For the year ended December 31, 2018, Northern Trust did not waive any money market mutual fund fees. For the year ended December 31, 2017, Northern Trust voluntarily waived $1.0 million of money market mutual fund fees. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2018, Northern Trust had $29.2 million of investments valued using net asset value per share and included in other assets and had no unfunded commitments related to seed capital investments. As of December 31, 2017, Northern Trust had $10.0 million of investments valued using net asset value per share and included in other assets and had no unfunded commitments related to seed capital investments.
Note 30 – Pledged and Restricted Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of December 31, 2018, securities and loans totaling $39.6 billion ($30.9 billion of government-sponsored agency and other securities, $640.4 million of obligations of states and political subdivisions and $8.1 billion of loans) were pledged. This compares to $40.1 billion ($30.8 billion of government-sponsored agency and other securities, $684.3 million of obligations of states and political subdivisions and $8.6 billion of loans) at December 31, 2017. Collateral required for these purposes totaled $9.3 billion and $8.9 billion at December 31, 2018 and December 31, 2017, respectively. Included in the total pledged assets are available for sale debt securities with a total fair value of $151.5 million and $833.4 million, as of December 31, 2018 and December 31, 2017, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions, and available for sale debt securities with a total fair value of $29.0 million and $39.9 million, as of December 31, 2018 and December 31, 2017, respectively, which were pledged as collateral for derivative contracts. The secured parties to these transactions have the right to repledge or sell the securities as it relates to $151.5 million and $833.4 million of the pledged collateral as of December 31, 2018 and December 31, 2017, respectively.

158 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $605.0 million as of December 31, 2018 and $1.2 billion as of December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $426.2 million as of December 31, 2018 and $78.3 million as of December 31, 2017. There was no repledged or sold collateral as of December 31, 2018 or December 31, 2017.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $15.3 million as of December 31, 2018. There were $4.6 million securities accepted as collateral under derivative contracts as of December 31, 2017.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion in 2018 as compared to $3.1 billion in 2017.
Note 31 – Restrictions on Subsidiary Dividends and Loans or Advances
Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state-chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its “undivided profits,” as defined, without regulatory and stockholder approval.
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
Note 32 – Reporting Segments and Related Information
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

2018 Annual Report | Northern Trust Corporation 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial reporting purposes, derives from internal accounting systems that support Northern Trust’s strategic objectives and management structure. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies.”
The following tables show the earnings contribution of Northern Trust’s reporting segments for the years ended December 31, 2018, 2017, and 2016.

TABLE 121: CORPORATE AND INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,173.1	$1,984.6	$1,787.8
Foreign Exchange Trading Income	233.4	197.9	224.4
Other Noninterest Income	183.0	176.1	147.0
Net Interest Income (Note)	992.2	733.8	565.0

Revenue (Note)	3,581.7	3,092.4	2,724.2
Provision for Credit Losses	1.9	3.4	1.9
Noninterest Expense	2,421.4	2,194.5	2,012.2

Income before Income Taxes (Note)	1,158.4	894.5	710.1
Provision for Income Taxes (Note)	255.3	279.5	212.9

Net Income	$903.1	$615.0	$497.2

Percentage of Consolidated Net Income	58%	51%	48%

Average Assets	$82,996.5	$80,105.6	$76,194.7

Note: Stated on an FTE basis.

TABLE 122: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,580.6	$1,449.7	$1,320.3
Foreign Exchange Trading Income	4.2	3.1	8.6
Other Noninterest Income	102.7	103.9	105.7
Net Interest Income (Note)	816.5	736.2	651.4

Revenue (Note)	2,504.0	2,292.9	2,086.0
Provision for Credit Losses	(16.4)	(31.4)	(27.9)
Noninterest Expense	1,460.0	1,405.3	1,315.3

Income before Income Taxes (Note)	1,060.4	919.0	798.6
Provision for Income Taxes (Note)	262.1	347.2	301.1

Net Income	$798.3	$571.8	$497.5

Percentage of Consolidated Net Income	51%	48%	48%

Average Assets	$26,163.7	$26,599.9	$26,525.0

Note: Stated on an FTE basis.

160 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 123: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Noninterest Income	$60.5	$30.8	$133.1
Net Interest Income (Note)	(144.8)	5.0	43.6

Revenue (Note)	(84.3)	35.8	176.7
Noninterest Expense	135.5	169.6	143.2

Income before Income Taxes (Note)	(219.8)	(133.8)	33.5
Provision for Income Taxes (Note)	(74.8)	(146.0)	(4.3)

Net Income	$(145.0)	$12.2	$37.8

Percentage of Consolidated Net Income	(9)%	1%	4%

Average Assets	$13,786.4	$12,901.9	$12,850.6

Note: Stated on an FTE basis.

TABLE 124: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,753.7	$3,434.3	$3,108.1
Foreign Exchange Trading Income	307.2	209.9	236.6
Other Noninterest Income	276.6	301.9	382.2
Net Interest Income (Note)	1,663.9	1,475.0	1,260.0

Revenue (Note)	6,001.4	5,421.1	4,986.9
Provision for Credit Losses	(14.5)	(28.0)	(26.0)
Noninterest Expense	4,016.9	3,769.4	3,470.7

Income before Income Taxes (Note)	1,999.0	1,679.7	1,542.2
Provision for Income Taxes (Note)	442.6	480.7	509.7

Net Income	$1,556.4	$1,199.0	$1,032.5

Average Assets	$122,946.6	$119,607.4	$115,570.3

Note: Stated on an FTE basis. The consolidated figures include $41.2 million, $45.8 million, and $25.1 million, of FTE adjustments for 2018, 2017, and 2016, respectively.

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

2018 Annual Report | Northern Trust Corporation 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.

TABLE 125: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE	INCOME BEFORE INCOME TAXES	NET INCOME
2018
Non-U.S.	$32,712.9	$2,018.1	$786.4	$625.7
U.S.	99,499.6	3,942.1	1,171.4	930.7

Total	$132,212.5	$5,960.2	$1,957.8	$1,556.4

2017
Non-U.S.	$30,325.3	$1,709.7	$613.5	$430.0
U.S.	108,265.2	3,665.6	1,020.4	769.0

Total	$138,590.5	$5,375.3	$1,633.9	$1,199.0

2016
Non-U.S.	$24,944.0	$1,221.2	$284.3	$225.1
U.S.	98,982.9	3,740.6	1,232.8	807.4

Total	$123,926.9	$4,961.8	$1,517.1	$1,032.5

Note: Total revenue is comprised of net interest income and noninterest income.
Note 33 – Regulatory Capital Requirements
Northern Trust and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory authorities. Under these requirements, banks must maintain specific risk-based and leverage ratios in order to be classified as “well-capitalized.” The regulatory capital requirements impose certain restrictions upon banks that meet minimum capital requirements but are not “well-capitalized” and obligate the federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not maintain such minimum ratios. Such prompt corrective action could have a direct material effect on a bank’s financial statements.
As of December 31, 2018 and 2017, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2018 and 2017, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2018, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

162 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

TABLE 126: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	December 31, 2018				December 31, 2017
($ In Millions)	ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1
Northern Trust Corporation	$8,729.8	13.7%	$8,729.8	12.9%	$8,626.3	13.5%	$8,626.3	12.6%
The Northern Trust Company	8,722.5	14.1	8,722.5	13.1	8,517.8	13.7	8,517.8	12.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	4,007.4	6.5	4,335.9	6.5	4,032.7	6.5	4,406.8	6.5
Tier 1
Northern Trust Corporation	9,596.7	15.0	9,596.7	14.1	9,473.4	14.8	9,473.4	13.8
The Northern Trust Company	8,722.5	14.1	8,722.5	13.1	8,517.8	13.7	8,517.8	12.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	3,834.9	6.0	4,070.0	6.0	3,841.1	6.0	4,117.0	6.0
The Northern Trust Company	4,932.2	8.0	5,336.4	8.0	4,963.3	8.0	5,423.8	8.0
Total
Northern Trust Corporation	10,803.8	16.9	10,942.0	16.1	10,707.4	16.7	10,861.2	15.8
The Northern Trust Company	9,732.5	15.8	9,870.7	14.8	9,527.8	15.4	9,681.6	14.3
Minimum to qualify as well-capitalized:
Northern Trust Corporation	6,391.5	10.0	6,783.7	10.0	6,401.9	10.0	6,861.6	10.0
The Northern Trust Company	6,165.3	10.0	6,670.6	10.0	6,204.2	10.0	6,779.7	10.0
Tier 1 Leverage
Northern Trust Corporation	9,596.7	8.0	9,596.7	8.0	9,473.4	7.8	9,473.4	7.8
The Northern Trust Company	8,722.5	7.3	8,722.5	7.3	8,517.8	7.0	8,517.8	7.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,998.6	5.0	5,998.6	5.0	6,057.9	5.0	6,057.9	5.0
Supplementary Leverage (1)
Northern Trust Corporation	9,596.7	7.0	N/A	N/A	9,473.4	6.8	N/A	N/A
The Northern Trust Company	8,722.5	6.4	N/A	N/A	8,517.8	6.1	N/A	N/A
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	4,077.2	3.0	N/A	N/A	N/A	N/A	N/A	N/A
(1) Effective January 1, 2018, a minimum supplementary leverage ratio of 3 percent became applicable.

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
Pursuant to the Federal Reserve Board's implementation in the final Basel III rules of a provision of the Dodd-Frank Act, the capital adequacy of the Corporation and the Bank is assessed based on the lower of the advanced approach or standardized approach capital ratios.

2018 Annual Report | Northern Trust Corporation 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S.’s implementation of Basel III has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. The Corporation and the Bank believe their capital strength, balance sheets and business models leave them well positioned for the continued U.S. implementation of Basel III.
Note 34 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented below. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 127: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2018	2017
ASSETS
Cash on Deposit with Subsidiary Bank	$866.8	$1,002.5
Debt Securities	—	0.9
Advances to Wholly-Owned Subsidiaries – Banks	2,910.0	2,460.0
– Nonbank	—	13.5
Investments in Wholly-Owned Subsidiaries – Banks	9,585.2	9,223.9
– Nonbank	182.9	212.9
Other Assets	803.1	706.4
Total Assets	$14,348.0	$13,620.1
LIABILITIES
Senior Notes	$2,011.3	$1,497.3
Long Term Debt	1,112.4	1,129.6
Floating Rate Capital Debt	277.6	277.5
Other Liabilities	438.5	499.5
Total Liabilities	3,839.8	3,403.9
STOCKHOLDERS’ EQUITY
Preferred Stock	882.0	882.0
Common Stock	408.6	408.6
Additional Paid-in Capital	1,068.4	1,047.2
Retained Earnings	10,776.8	9,685.1
Accumulated Other Comprehensive Income (Loss)	(453.7)	(414.3)
Treasury Stock	(2,173.9)	(1,392.4)
Total Stockholders’ Equity	10,508.2	10,216.2
Total Liabilities and Stockholders’ Equity	$14,348.0	$13,620.1

164 2018 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 128: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
OPERATING INCOME
Dividends – Bank Subsidiaries	$1,200.9	$525.0	$300.0
– Nonbank Subsidiaries	—	—	3.4
Intercompany Interest and Other Charges	91.9	58.2	39.8
Interest and Other Income	(8.7)	18.1	7.5
Total Operating Income	1,284.1	601.3	350.7
OPERATING EXPENSES
Interest Expense	97.3	76.5	63.5
Other Operating Expenses	17.0	25.9	19.9
Total Operating Expenses	114.3	102.4	83.4
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	1,169.8	498.9	267.3
Benefit for Income Taxes	24.6	43.7	28.3
Income before Equity in Undistributed Net Income of Subsidiaries	1,194.4	542.6	295.6
Equity in Undistributed Net Income of Subsidiaries – Banks	336.7	632.6	708.3
– Nonbank	25.3	23.8	28.6
Net Income	$1,556.4	$1,199.0	$1,032.5
Preferred Stock Dividends	46.4	49.8	23.4
Net Income Applicable to Common Stock	$1,510.0	$1,149.2	$1,009.1

2018 Annual Report | Northern Trust Corporation 165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 129: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2018	2017	2016
OPERATING ACTIVITIES:
Net Income	$1,556.4	$1,199.0	$1,032.5
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(362.0)	(656.4)	(736.9)
Change in Prepaid Expenses	(0.6)	(0.3)	3.0
Change in Accrued Income Taxes	(141.8)	17.2	(17.9)
Other, net	125.6	55.7	55.7
Net Cash Provided by Operating Activities	1,177.6	615.2	336.4
INVESTING ACTIVITIES:
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	1.0	—	0.2
Change in Capital Investments in Subsidiaries	—	—	(3.0)
Advances to Wholly-Owned Subsidiaries	(436.5)	100.0	(295.0)
Acquisition of a Subsidiary, net of cash acquired	(31.2)	—	—
Other, net	(3.1)	1.9	1.2
Net Cash Used in Investing Activities	(469.8)	101.9	(296.6)
FINANCING ACTIVITIES:
Proceeds from Senior Notes and Long-Term Debt	497.9	350.0	—
Proceeds from Issuance of Preferred Stock – Series D	—	—	493.5
Treasury Stock Purchased	(924.3)	(523.1)	(411.1)
Net Proceeds from Stock Options	32.6	108.0	233.8
Cash Dividends Paid on Common Stock	(405.4)	(356.8)	(333.0)
Cash Dividends Paid on Preferred Stock	(46.4)	(49.8)	(23.4)
Other, net	2.1	0.1	(0.1)
Net Cash Used in Financing Activities	(843.5)	(471.6)	(40.3)
Net Change in Cash on Deposit with Subsidiary Bank	(135.7)	245.5	(0.5)
Cash on Deposit with Subsidiary Bank at Beginning of Year	1,002.5	757.0	757.5
Cash on Deposit with Subsidiary Bank at End of Year	$866.8	$1,002.5	$757.0

166 2018 Annual Report | Northern Trust Corporation

SUPPLEMENTAL ITEM – SELECTED STATISTICAL AND SUPPLEMENTAL FINANCIAL DATA
TABLE 130: QUARTERLY FINANCIAL DATA (UNAUDITED)

STATEMENTS OF INCOME	2018				2017
($ In Millions Except Per Share Information)	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Trust, Investment and Other Servicing Fees	$933.9	$939.2	$942.9	$937.7	$910.0	$867.9	$848.2	$808.2
Other Noninterest Income	152.7	126.9	149.9	154.3	134.5	123.1	131.5	122.7
Net Interest Income
Interest Income	648.6	599.2	567.7	505.9	488.1	453.8	417.2	410.3
Interest Expense	231.4	191.0	154.4	121.9	108.1	99.6	75.7	56.8
Net Interest Income	417.2	408.2	413.3	384.0	380.0	354.2	341.5	353.5
Provision for Credit Losses	(4.0)	(9.0)	1.5	(3.0)	(13.0)	(7.0)	(7.0)	(1.0)
Noninterest Expense	1,021.9	1,002.3	997.4	995.3	1,001.9	935.6	937.4	894.5
Provision for Income Taxes	76.0	106.5	116.8	102.1	79.0	118.2	122.9	114.8
Net Income	$409.9	$374.5	$390.4	$381.6	$356.6	$298.4	$267.9	$276.1
Preferred Stock Dividends	5.9	17.3	5.9	17.3	5.9	17.3	5.9	20.7
Net Income Applicable to Common Stock	$404.0	$357.2	$384.5	$364.3	$350.7	$281.1	$262.0	$255.4
PER COMMON SHARE
Net Income – Basic	$1.81	$1.59	$1.69	$1.59	$1.52	$1.21	$1.12	$1.10
– Diluted	1.80	1.58	1.68	1.58	1.51	1.20	1.12	1.09
AVERAGE BALANCE SHEET ASSETS
Cash and Due from Banks	$2,400.9	$2,702.9	$2,440.5	$2,593.2	$2,838.8	$2,666.8	$2,701.1	$2,116.6
Federal Reserve and Other Central Bank Deposits	21,762.6	22,889.6	24,512.8	26,495.1	25,995.8	25,182.9	22,570.0	21,806.9
Interest-Bearing Due from and Deposits with Banks(1)	5,228.9	5,410.3	6,556.9	6,920.4	7,084.7	7,145.8	7,653.9	6,684.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,334.3	1,775.2	1,417.1	1,467.1	1,389.8	1,945.8	2,059.4	2,011.7
Securities(2)	52,228.6	50,820.8	49,692.4	48,335.7	45,601.9	44,742.3	43,731.8	44,777.7
Loans and Leases	31,623.8	31,798.9	32,235.4	32,468.0	33,235.6	33,468.2	33,891.4	33,671.2
Allowance for Credit Losses Assigned to Loans and Leases	(120.3)	(127.6)	(126.4)	(131.0)	(149.1)	(155.1)	(162.3)	(160.8)
Other Assets	6,855.4	6,885.5	7,138.0	6,344.8	6,314.5	6,162.7	5,955.4	5,568.8
Total Assets	$121,314.2	$122,155.6	$123,866.7	$124,493.3	$122,312.0	$121,159.4	$118,400.7	$116,476.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand and Other Noninterest-Bearing	$19,211.2	$19,430.5	$21,484.7	$22,022.9	$21,385.5	$21,736.4	$23,518.1	$25,712.5
Savings, Money Market, and Other	14,349.1	14,787.6	15,565.0	15,916.4	15,996.1	15,617.1	15,236.1	15,446.7
Savings Certificates and Other Time	721.1	810.5	896.6	1,058.5	1,189.2	1,255.1	1,312.7	1,338.5
Non-U.S. Offices – Interest-Bearing	58,873.9	58,473.2	57,684.5	59,199.7	58,632.0	58,503.4	56,672.3	52,435.9
Total Deposits	93,155.3	93,501.8	95,630.8	98,197.5	97,202.8	97,112.0	96,739.2	94,933.6
Short-Term Borrowings	10,987.9	11,380.7	11,336.2	9,405.3	8,411.9	7,264.5	5,412.0	5,659.1
Senior Notes	1,996.5	1,818.0	1,497.6	1,497.4	1,497.2	1,497.0	1,496.9	1,496.7
Long-Term Debt	1,099.6	1,254.4	1,410.8	1,426.5	1,540.1	1,672.5	1,536.1	1,324.9
Floating Rate Capital Debt	277.6	277.6	277.5	277.5	277.5	277.5	277.4	277.4
Other Liabilities	3,498.5	3,648.5	3,511.7	3,551.4	3,271.7	3,295.7	2,963.1	2,993.3
Stockholders’ Equity	10,298.8	10,274.6	10,202.1	10,137.7	10,110.8	10,040.2	9,976.0	9,791.4
Total Liabilities and Stockholders’ Equity	$121,314.2	$122,155.6	$123,866.7	$124,493.3	$122,312.0	$121,159.4	$118,400.7	$116,476.4
ANALYSIS OF NET INTEREST INCOME
Earning Assets	$112,178.2	$112,694.8	$114,414.6	$115,686.3	$113,307.8	$112,485.0	$109,906.5	$108,951.8
Interest-Related Funds	88,305.7	88,802.0	88,668.2	88,781.4	87,544.0	86,087.1	81,943.5	77,979.2
Noninterest-Related Funds	$23,872.5	$23,892.8	$25,746.4	$26,904.9	$25,763.8	$26,397.9	$27,963.0	$30,972.6
Net Interest Income (Fully Taxable Equivalent)	430.1	418.5	422.6	392.7	396.0	366.2	350.4	362.4
Net Interest Margin (Fully Taxable Equivalent)	1.52%	1.47%	1.48%	1.38%	1.39%	1.29%	1.28%	1.35%

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheets as of December 31, 2018, and December 31, 2017.

2018 Annual Report | Northern Trust Corporation 167

TABLE 131: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)

	2018			2017			2016
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(4)
AVERAGE EARNING ASSETS
Federal Reserve and Other Central Bank Deposits	$207.1	$23,899.3	0.87%	$155.1	$23,903.9	0.65%	$91.4	$20,434.4	0.45%
Interest-Bearing Due from and Deposits with Banks(1)	70.0	6,022.8	1.16	63.8	7,143.3	0.89	64.3	8,742.7	0.73
Federal Funds Sold and Securities Purchased under Agreements to Resell	33.3	1,498.8	2.22	27.5	1,850.2	1.48	18.4	1,775.7	1.04

Securities
U.S. Government	108.3	5,737.1	1.89	89.4	6,342.5	1.41	78.1	7,073.1	1.10
Obligations of States and Political Subdivisions	13.9	725.2	1.91	13.1	887.3	1.48	11.3	585.8	1.94
Government Sponsored Agency	456.0	20,682.7	2.20	283.2	17,987.0	1.57	177.2	17,421.0	1.02
Other(2)	367.5	23,136.5	1.59	253.3	19,498.9	1.30	189.9	16,961.4	1.12

Total Securities	945.7	50,281.5	1.88	639.0	44,715.7	1.43	456.5	42,041.3	1.09

Loans and Leases(3)	1,106.5	32,028.6	3.45	929.8	33,565.2	2.77	811.4	34,043.5	2.38

Total Earning Assets	2,362.6	113,731.0	2.08	1,815.2	111,178.3	1.63	1,442.0	107,037.6	1.35

Allowance for Credit Losses Assigned to Loans and Leases	—	(126.3)	—	—	(156.8)	—	—	(192.9)	—
Cash and Due from Banks	—	2,534.3	—	—	2,583.1	—	—	2,035.3	—
Buildings and Equipment	—	438.5	—	—	466.0	—	—	445.5	—
Client Security Settlement Receivables	—	1,002.0	—	—	891.6	—	—	1,136.6	—
Goodwill	—	642.5	—	—	544.0		—	524.9	—
Other Assets	—	4,724.6	—	—	4,101.2	—	—	4,583.3	—

Total Assets	$—	$122,946.6	—%	$—	$119,607.4	—%	$—	$115,570.3	—%

AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$82.0	$15,149.3	0.54%	$24.3	$15,575.6	0.16%	$11.9	$15,142.4	0.08%
Savings Certificates and Other Time	7.8	870.6	0.90	9.4	1,273.4	0.74	8.3	1,432.0	0.58
Non-U.S. Offices – Interest-Bearing	294.8	58,556.6	0.50	148.4	56,583.2	0.26	63.3	50,808.2	0.12

Total Interest-Bearing Deposits	384.6	74,576.5	0.52	182.1	73,432.2	0.25	83.5	67,382.6	0.12
Short-Term Borrowings	208.2	10,783.5	1.93	67.1	6,696.0	1.00	21.8	6,337.0	0.34
Senior Notes	53.4	1,704.0	3.13	46.9	1,496.9	3.13	46.8	1,496.6	3.13
Long-Term Debt	45.0	1,296.8	3.47	39.2	1,519.4	2.58	26.4	1,392.4	1.90
Floating Rate Capital Debt	7.5	277.6	2.72	4.9	277.5	1.75	3.5	277.4	1.25

Total Interest-Related Funds	698.7	88,638.4	0.79	340.2	83,422.0	0.41	182.0	76,886.0	0.24

Interest Rate Spread	—	—	1.29	—	—	1.22	—	—	1.11
Demand and Other Noninterest-Bearing Deposits	—	20,526.6	—	—	23,072.6	—	—	26,231.3	—
Other Liabilities	—	3,552.7	—	—	3,132.2	—	—	3,367.7	—
Stockholders’ Equity	—	10,228.9	—	—	9,980.6	—	—	9,085.3	—

Total Liabilities and Stockholders’ Equity	$—	$122,946.6	—%	$—	$119,607.4	—%	$—	$115,570.3	—%

Net Interest Income/Margin (FTE Adjusted)	$1,663.9	$—	1.46%	$1,475.0	$—	1.33%	$1,260.0	$—	1.18%

Net Interest Income/Margin (Unadjusted)	$1,622.7	$—	1.43%	$1,429.2	$—	1.29%	$1,234.9	$—	1.15%

Net Interest Income/Margin Components (FTE Adjusted)
U.S.	$1,079.9	$88,717.0	1.22%	$1,076.4	$90,090.3	1.19%	$959.5	$88,514.4	1.08%
Non-U.S.	584.0	25,014.0	2.33	398.6	21,088.0	1.89%	300.5	18,523.2	1.62%

Consolidated	$1,663.9	$113,731.0	1.46%	$1,475.0	$111,178.3	1.33%	$1,260.0	$107,037.6	1.18%

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

Notes:
Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.9%. Total taxable equivalent interest adjustments amounted to $41.2 million in 2018, $45.8 million in 2017 and 25.1 million in 2016. Interest revenue on cash collateral positions is reported above within interest-bearing due from and deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

168 2018 Annual Report | Northern Trust Corporation

TABLE 132: CHANGES IN NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2018/2017 CHANGE DUE TO			2017/2016 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	TOTAL	AVERAGE BALANCE	RATE	TOTAL
Increase (Decrease) in Interest Income
Money Market Assets
Federal Reserve and Other Central Bank Deposits	$—	$52.0	$52.0	$17.6	$46.1	$63.7
Interest-Bearing Due from and Deposits with Banks	(6.7)	12.9	6.2	2.5	(3.0)	(0.5)
Federal Funds Sold and Securities Purchased under Agreements to Resell	(3.5)	9.3	5.8	0.8	8.3	9.1
Securities
U.S. Government	(7.3)	26.2	18.9	(6.5)	17.8	11.3
Obligations of States and Political Subdivisions	(1.4)	2.2	0.8	3.4	(1.6)	1.8
Government Sponsored Agency	47.0	125.8	172.8	6.1	99.9	106.0
Other	52.0	62.2	114.2	30.6	32.8	63.4
Loans and Leases	(20.5)	197.2	176.7	20.5	97.9	118.4

Total	$59.6	$487.8	$547.4	$75.0	$298.2	$373.2

Savings and Money Market	$(0.7)	$58.4	$57.7	$0.3	$12.1	$12.4
Savings Certificates and Other Time	(4.8)	3.2	(1.6)	(0.7)	1.8	1.1
Non-U.S. Offices Time	5.3	141.1	146.4	7.5	77.6	85.1
Short-Term Borrowings	55.9	85.2	141.1	1.3	44.0	45.3
Senior Notes	6.5	—	6.5	—	0.1	0.1
Subordinated Notes
Long-Term Debt	(5.8)	11.6	5.8	10.3	2.5	12.8
Floating Rate Capital Debt	—	2.6	2.6	—	1.4	1.4

Total	$56.4	$302.1	$358.5	$18.7	$139.5	$158.2

Increase in Net Interest Income	$3.2	$185.7	$188.9	$56.3	$158.7	$215.0

Note: Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

2018 Annual Report | Northern Trust Corporation 169

Investment Debt Securities Portfolio

TABLE 133: REMAINING MATURITY AND AVERAGE YIELD OF DEBT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	December 31, 2018
	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Debt Securities Held to Maturity
U.S. Government	$101.6	2.37%	$—	—%	$—	—%	$—	—%	2 mo.
Obligations of States and Political Subdivisions	9.3	5.11	9.6	4.85	—	—	—	—	14 mos.
Government Sponsored Agency	0.9	4.66	2.1	4.81	1.1	4.74	0.4	4.68	52 mos.
Other – Fixed	6,276.5	1.05	5,517.4	0.82	194.7	0.64	81.5	2.25	19 mos.
– Floating	249.9	1.85	1,536.9	1.84	372.1	0.34	—	—	48 mos.

Total Debt Securities Held to Maturity	$6,638.2	1.11%	$7,066.0	1.05%	$567.9	0.45%	$81.9	2.27%	23 mos.

Debt Securities Available for Sale
U.S. Government	$1,287.1	1.46%	$3,898.2	1.63%	$—	—%	$—	—%	29 mos.
Obligations of States and Political Subdivisions	208.0	1.13	140.4	1.88	307.5	3.37	—	—	53 mos.
Government Sponsored Agency	5,725.4	2.54	10,727.3	2.59	4,963.2	2.59	1,008.7	2.67	43 mos.
Asset-Backed – Fixed	547.7	1.53	966.6	2.29	234.2	3.68	6.6	3.88	25 mos.
Asset-Backed – Floating	319.2	3.10	1,097.1	3.32	49.4	1.70	24.1	1.78	45 mos.
Other – Fixed	812.6	1.50	2,754.2	2.42	94.9	1.82	—	—	31 mos.
– Floating	262.8	2.67	1,360.1	2.91	91.6	2.74	1.9	2.94	30 mos.

Total Debt Securities Available for Sale	$9,162.8	2.23%	$20,943.9	2.43%	$5,740.8	2.66%	$1,041.3	2.66%	39 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

As of December 31, 2018, Northern Trust had no holdings of the securities of any single issuer greater than 10% of stockholders’ equity, except for U.S. government, government agencies, government corporations, government-sponsored agencies, and non-U.S. sovereign securities. See Note 4, “Securities,” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” for more information on securities.

170 2018 Annual Report | Northern Trust Corporation

Loans and Leases Portfolio

TABLE 134: REMAINING MATURITY OF SELECTED LOANS AND LEASES

	December 31, 2018
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	OVER FIVE YEARS
U.S. (Excluding Residential Real Estate and Private Client Loans):
Commercial and Institutional	$8,728.1	$5,229.7	$2,111.4	$1,387.0
Commercial Real Estate	3,228.8	635.2	2,101.9	491.7
Lease Financing, net	90.7	4.3	33.0	53.4
Other-Commercial	426.0	255.2	103.1	67.7
Other-Personal	67.5	2.6	4.1	60.8

Total U.S.	$12,541.1	$6,127.0	$4,353.5	$2,060.6

Non-U.S.	$2,701.6	$2,616.0	$47.7	$37.9
Total Selected Loans and Leases	$15,242.7	$8,743.0	$4,401.2	$2,098.5
Interest Rate Sensitivity of Loans and Leases:
Fixed Rate	$8,909.2	$6,505.2	$1,344.1	$1,059.9
Variable Rate	6,333.5	2,340.9	3,023.9	968.7

Total	$15,242.7	$8,846.1	$4,368.0	$2,028.6

TABLE 135: DISTRIBUTION OF NON-U.S. LOANS BY TYPE

	DECEMBER 31,
(In Millions)	2018	2017	2016	2015	2014
Commercial	$117.4	$289.5	$318.0	$335.2	$154.0
Non-U.S. Governments and Official Institutions	—	—	—	—	—
Banks	—	—	26.2	8.5	—
Other	2,584.2	1,249.0	1,533.6	794.0	1,376.6

Total	$2,701.6	$1,538.5	$1,877.8	$1,137.7	$1,530.6

Note: Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

TABLE 136: ALLOWANCE FOR CREDIT LOSSES RELATING TO NON-U.S. OPERATIONS

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In Millions)	2018	2017	2016	2015	2014
Balance at Beginning of Year	$—	$—	$—	$3.3	$2.1
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	—	—	—	(3.3)	1.2

Balance at End of Year	$—	$—	$—	$—	$3.3

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

2018 Annual Report | Northern Trust Corporation 171

Summary of Loans and Leases Loss Experience

TABLE 137: ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table should be read in conjunction with the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in Millions)	2018	2017	2016	2015	2014
Balance at Beginning of Year	$153.8	$192.0	$233.3	$295.9	$307.9
Charge-Offs
Commercial
Commercial and Institutional	0.1	10.3	15.8	9.2	5.4
Commercial Real Estate	0.8	1.1	0.8	3.9	7.5

Total Commercial	0.9	11.4	16.6	13.1	12.9

Personal
Residential Real Estate	7.3	8.0	10.4	16.7	21.2
Private Client	1.9	2.1	0.3	0.9	2.0

Total Personal	9.2	10.1	10.7	17.6	23.2

Total Charge-Offs	10.1	21.5	27.3	30.7	36.1

Recoveries
Commercial
Commercial and Institutional	1.5	3.7	3.3	1.7	1.3
Commercial Real Estate	0.2	1.8	1.5	3.8	9.8

Total Commercial	1.7	5.5	4.8	5.5	11.1

Personal
Residential Real Estate	6.7	5.4	6.6	4.5	5.6
Private Client	0.6	0.4	0.7	1.2	1.4

Total Personal	7.3	5.8	7.3	5.7	7.0

Total Recoveries	9.0	11.3	12.1	11.2	18.1

Net Charge-Offs	1.1	10.2	15.2	19.5	18.0
Provision for Credit Losses	(14.5)	(28.0)	(26.0)	(43.0)	6.0
Effect of Foreign Exchange Rates	—	—	(0.1)	(0.1)	—
Net Change in Allowance	(15.6)	(38.2)	(41.3)	(62.6)	(12.0)

Balance at End of Year	138.2	153.8	192.0	233.3	295.9

Allowance Assigned To:
Loans and Leases	$112.6	$131.2	$161.0	$193.8	$267.0
Undrawn Commitments and Standby Letters of Credit	25.6	22.6	31.0	39.5	28.9

Total Allowance for Credit Losses	$138.2	$153.8	$192.0	$233.3	$295.9

Loans and Leases at Year-End	$32,490.0	$32,592.2	$33,822.1	$33,180.9	$31,640.2
Average Total Loans and Leases	$32,028.6	$33,565.2	$34,043.5	$33,016.1	$30,215.6
As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	—%	0.03%	0.04%	0.06%	0.06%
Provision for Credit Losses	(0.04)	(0.09)	(0.08)	(0.13)	0.02
Allowance at Year-End Assigned to Loans and Leases	0.35	0.40	0.48	0.58	0.84
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	—%	0.03%	0.04%	0.06%	0.06%
Allowance at Year-End Assigned to Loans and Leases	0.35	0.39	0.47	0.59	0.88

172 2018 Annual Report | Northern Trust Corporation

Deposits

TABLE 138: AVERAGE DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2018	2017	2016
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships, Corporations, and Other	$14,303.4	$16,412.0	$20,841.1
Correspondent Banks	58.2	60.3	58.0

Total Demand and Noninterest-Bearing	14,361.6	16,472.3	20,899.1

Interest-Bearing
Savings, Money Market, and Other	15,149.3	15,575.6	15,142.4
Savings Certificates less than $100,000	109.3	130.1	150.9
Savings Certificates $100,000 and more	434.2	717.3	672.0
Other	327.1	426.0	609.1

Total Interest-Bearing	16,019.9	16,849.0	16,574.4

Total U.S. Offices	30,381.5	33,321.3	37,473.5
Non-U.S. Offices
Noninterest-Bearing	6,165.0	6,600.3	5,332.2
Interest-Bearing	58,556.6	56,583.2	50,808.2

Total Non-U.S. Offices	64,721.6	63,183.5	56,140.4

Total Deposits	$95,103.1	$96,504.8	$93,613.9

TABLE 139: DISTRIBUTION OF NON-U.S. DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2018	2017	2016
Commercial	$69,899.2	$70,987.1	$57,354.0
Non-U.S. Governments and Official Institutions	4,612.7	4,246.0	3,971.8
Banks	161.9	305.5	276.6
Other Time	—	6.3	9.4
Other Demand	14.3	6.1	8.8

Total	$74,688.1	$75,551.0	$61,620.6

TABLE 140: REMAINING MATURITY OF TIME DEPOSITS $100,000 OR MORE

	DECEMBER 31, 2018
	U.S. OFFICES		NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME
3 Months or Less	$214.1	$—	$16,786.3
Over 3 through 6 Months	92.9	—	10.5
Over 6 through 12 Months	153.2	—	8.5
Over 12 Months	120.7	—	—

Total	$580.9	$—	$16,805.3

2018 Annual Report | Northern Trust Corporation 173

TABLE 141: AVERAGE RATES PAID ON INTEREST-RELATED DEPOSITS BY TYPE

	DECEMBER 31,
Interest-Related Deposits – U.S. Offices	2018	2017	2016
Savings, Money Market, and Other	0.54%	0.16%	0.08%
Savings Certificates less than $100,000	0.17	0.15	0.15
Savings Certificates $100,000 and more	0.76	0.46	0.35
Other Time	1.80	1.38	0.94
Total U.S. Offices Interest-Related Deposits	0.56	0.20	0.12
Total Non-U.S. Offices Interest-Related Deposits	0.50	0.26	0.12
Total Interest-Related Deposits	0.52	0.25	0.12

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 32, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 142: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2018	2017	2016	2015	2014
Total Assets	$30,781.3	$26,510.1	$24,031.0	$29,411.2	$28,072.8
Time Deposits with Banks	3,943.2	5,013.4	6,331.3	13,712.9	16,106.9
Loans	2,054.6	2,014.8	1,894.3	1,759.4	1,490.2
Non-U.S. Investments	19,016.1	14,047.8	10,255.7	8,590.8	6,446.5
Total Liabilities	66,008.5	64,267.3	57,270.0	54,521.0	52,123.3
Deposits	64,721.6	63,183.5	56,139.8	52,981.2	49,854.7

TABLE 143: PERCENT OF NON-U.S.-RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

	2018	2017	2016	2015	2014
Assets	25%	22%	21%	27%	27%
Liabilities	54%	54%	50%	49%	50%

NON-U.S. OUTSTANDINGS
As used in this discussion and the following table, non-U.S. outstandings are cross-border outstandings as defined by the SEC. They consist of loans, securities, interest-bearing deposits with financial institutions, accrued interest and other monetary assets. Not included are letters of credit, loan commitments, and non-U.S. office local currency claims on residents. Non-U.S. outstandings related to a country are net of guarantees given by third parties resident outside the country and the value of tangible, liquid collateral realizable outside the country. However, transactions with branches of non-U.S. banks are included in these outstandings and are classified according to the country location of the non-U.S. bank’s head office.
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

174 2018 Annual Report | Northern Trust Corporation

The following table provides information on non-U.S. outstandings by country that exceed 1.00% of Northern Trust’s assets.
TABLE 144: NON-U.S. OUTSTANDINGS

(In Millions)	BANKS	COMMERCIAL AND OTHER	TOTAL
AT DECEMBER 31, 2018
Japan	$391	$4,858	$5,249
Canada	1,328	359	1,687
France	1,470	468	1,938

AT DECEMBER 31, 2017
Japan	$510	$3,375	$3,885
Canada	1,437	196	1,633

AT DECEMBER 31, 2016
Japan	$900	$1,608	$2,508
Canada	2,114	309	2,423
France	1,311	233	1,544
Sweden	1,112	217	1,329

Countries whose aggregate outstandings totaled between 0.75% and 1.00% of total assets were as follows: Germany with aggregate outstandings of $1.2 billion and Australia with aggregate outstandings of $1.3 billion at December 31, 2018; Germany with aggregate outstandings of $1.3 billion and France with aggregate outstandings of $1.3 billion at December 31, 2017; Australia with aggregate outstandings of $1.2 billion and Germany with aggregate outstandings of $1.2 billion at December 31, 2016.

TABLE 145: PURCHASED FUNDS

Federal Funds Purchased
(Overnight Borrowings)

	DECEMBER 31,
(In Millions)	2018	2017	2016
Balance on December 31	$2,594.2	$2,286.1	$204.8
Highest Month-End Balance	4,395.8	2,286.1	378.5
Year – Average Balance	2,762.8	1,102.6	617.7
– Average Rate	1.82%	0.95%	0.25%
Average Rate at Year-End	2.25%	1.17%	0.07%

Securities Sold under Agreements to Repurchase

	DECEMBER 31,
(In Millions)	2018	2017	2016
Balance on December 31	$168.3	$834.0	$473.7
Highest Month-End Balance	981.3	834.0	565.5
Year – Average Balance	525.2	738.9	847.1
– Average Rate	1.48%	0.81%	0.27%
Average Rate at Year-End	2.32%	1.29%	0.64%

Other Borrowings
(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

	DECEMBER 31,
(In Millions)	2018	2017	2016
Balance on December 31	$7,901.7	$6,051.1	$5,109.5
Highest Month-End Balance	7,901.7	7,040.4	6,037.6
Year – Average Balance	7,495.5	4,854.5	4,872.1
– Average Rate	2.00%	1.04%	0.37%
Average Rate at Year-End	2.38%	1.38%	0.57%

2018 Annual Report | Northern Trust Corporation 175

Total Purchased Funds

	DECEMBER 31,
(In Millions)	2018	2017	2016
Balance on December 31	$10,664.2	$9,171.2	$5,788.0
Year – Average Balance	10,783.5	6,696.0	6,337.0
– Average Rate	1.93%	1.00%	0.34%

176 2018 Annual Report | Northern Trust Corporation

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of December 31, 2018, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2018, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2018, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2018, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.

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

2018 Annual Report | Northern Trust Corporation 177

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

CHICAGO, ILLINOIS
FEBRUARY 26, 2019

178 2018 Annual Report | Northern Trust Corporation

ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Committee Composition.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,”“Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

2018 Annual Report | Northern Trust Corporation 179

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2018 and 2017
Consolidated Statements of Income - Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
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
ITEM 16 – FORM 10-K SUMMARY
None.

180 2018 Annual Report | Northern Trust Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2019

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Michael G. O'Grady	Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ S. Biff Bowman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
S. Biff Bowman

/s/ Aileen B. Blake	Executive Vice President and Controller (Principal Accounting Officer)
Aileen B. Blake

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

2018 Annual Report | Northern Trust Corporation 181

/s/ Jose Luis Prado	Director
Jose Luis Prado

/s/ Thomas E. Richards	Director
Thomas E. Richards

/s/ John W. Rowe	Director
John W. Rowe

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 26, 2019

182 2018 Annual Report | Northern Trust Corporation

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

3.4	By-laws of Northern Trust Corporation, as amended February 19, 2019 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed February 19, 2019).

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

2018 Annual Report | Northern Trust Corporation 183

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

10.5**
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of November 1, 2017 (incorporated herein by reference to Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

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

184 2018 Annual Report | Northern Trust Corporation

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

(vii)**
Terms and Conditions of 2016 Equity Awards under the Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

(viii)**
Form of 2017 Stock Option Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.7(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

(ix)**
Form of 2017 Stock Unit Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.7(xi) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

(x)**
Form of 2017 Performance Stock Unit Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

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

10.11**
Northern Trust Corporation 2018 Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

10.12**	Northern Trust Corporation Key Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.13**	Northern Trust Corporation Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.14**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.15**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

2018 Annual Report | Northern Trust Corporation 185

Exhibit Number	Description
10.16**	Form of Employment Security Agreement (Tier 2) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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

(i)**
Form of Cash Incentive Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.19(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

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

(iii)**
Form of 2018 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

(iv)**	Form of 2018 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

10.23**
Northern Trust Corporation Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

186 2018 Annual Report | Northern Trust Corporation

Exhibit Number	Description
10.24**	Northern Partners Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.25**
Consulting Agreement, dated as of September 4, 2018, between The Northern Trust Company and Jana R. Schreuder (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.26**	Letter Agreement with Frederick H. Waddell, dated January 23, 2019.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

** Indicates a management contract or a compensatory plan or agreement.

2018 Annual Report | Northern Trust Corporation 187