Form 10-Q
period 2019-06-30
NORTHERN TRUST CORP
filed 2019-07-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-36609
NORTHERN TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South LaSalle Street	Chicago	Illinois	60603
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (312) 630-6000
____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.66 2/3 Par Value	NTRS	The NASDAQ Stock Market LLC
Depositary Shares, each representing 1/1000th interest in a share of Series C Non-Cumulative Perpetual Preferred Stock	NTRSP	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2019, 214,890,746 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	32
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Comprehensive Income	33
Consolidated Statements of Changes in Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36
Item 4: Controls and Procedures	82

Part II – Other Information
Item 1: Legal Proceedings	83
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6: Exhibits	83

Signatures	84

i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
CONDENSED INCOME STATEMENTS (In Millions)	2019	2018	% Change (1)	2019	2018	% Change (1)
Noninterest Income	$1,089.2	$1,092.8	—%	$2,148.1	$2,184.8	(2)%
Net Interest Income	417.4	413.3	1	839.4	797.3	5
Provision for Credit Losses	(6.5)	1.5	N/M	(6.5)	(1.5)	N/M
Noninterest Expense	1,006.2	997.4	1	2,034.9	1,992.7	2
Income before Income Taxes	506.9	507.2	—	959.1	990.9	(3)
Provision for Income Taxes	117.5	116.8	1	222.6	218.9	2
Net Income	$389.4	$390.4	—%	$736.5	$772.0	(5)%

PER COMMON SHARE
Net Income — Basic	$1.76	$1.69	4%	$3.25	$3.28	(1)%
— Diluted	1.75	1.68	4	3.23	3.26	(1)
Cash Dividends Declared Per Common Share	0.60	0.42	43	1.20	0.84	43
Book Value — End of Period (EOP)	46.18	42.44	9	46.18	42.44	9
Market Price — EOP	90.00	102.89	(13)	90.00	102.89	(13)

SELECTED BALANCE SHEET DATA (In Millions)
	June 30, 2019	December 31, 2018	% Change (1)
End of Period:
Assets	$126,550.9	$132,212.5	(4)%
Earning Assets	115,051.1	122,847.3	(6)
Deposits	100,230.4	104,496.8	(4)
Stockholders’ Equity	10,805.5	10,508.3	3

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change (1)	2019	2018	% Change (1)
Average Balances:
Assets	$116,358.9	$123,866.7	(6)%	$117,879.4	$124,178.3	(5)%
Earning Assets	105,709.1	114,414.6	(8)	108,176.9	115,046.9	(6)
Deposits	89,345.9	95,630.8	(7)	90,352.3	96,907.1	(7)
Stockholders’ Equity	10,538.1	10,202.1	3	10,483.8	10,170.1	3

CLIENT ASSETS (In Billions)	June 30, 2019	December 31, 2018	% Change (1)
Assets Under Custody/Administration (2)	$11,322.0	$10,125.3	12%
Assets Under Custody	8,518.8	7,593.9	12
Assets Under Management	1,180.2	1,069.4	10

(1)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(2)	For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial Ratios:
Return on Average Common Equity	15.9%	16.5%	15.0%	16.3%
Return on Average Assets	1.34	1.26	1.26	1.25
Dividend Payout Ratio	34.3	25.0	37.2	25.8
Net Interest Margin (1)	1.61	1.48	1.59	1.43

	June 30, 2019		December 31, 2018
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	13.6%	13.2%	13.7%	12.9%
Tier 1	14.9	14.5	15.0	14.1
Total	16.7	16.4	16.9	16.1
Tier 1 Leverage	8.6	8.6	8.0	8.0
Supplementary Leverage	7.6	N/A	7.0	N/A

The Northern Trust Company
Common Equity Tier 1	14.1%	13.4%	14.1%	13.1%
Tier 1	14.1	13.4	14.1	13.1
Total	15.7	15.1	15.8	14.8
Tier 1 Leverage	7.8	7.8	7.3	7.3
Supplementary Leverage	6.9	N/A	6.4	N/A

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
Overview
Net income per diluted common share was $1.75 in the current quarter, up from $1.68 in the second quarter of 2018. Net income was $389.4 million in the current quarter as compared to $390.4 million in the prior-year quarter. Annualized return on average common equity was 15.9% in the current quarter and 16.5% in the prior-year quarter. The annualized return on average assets was 1.34% in the current quarter as compared to 1.26% in the prior-year quarter.

Revenue was relatively unchanged compared to the prior-year quarter, totaling $1.51 billion.

Noninterest income totaled $1.09 billion, down slightly from the prior-year quarter, primarily reflecting lower foreign exchange trading income, partially offset by higher trust, investment and other servicing fees and other operating income.

Net interest income increased $4.1 million, or 1%, to $417.4 million in the current quarter as compared to $413.3 million in the prior-year quarter, primarily resulting from a higher net interest margin, partially offset by a decrease in earning assets.

The provision for credit losses was a credit of $6.5 million in the current quarter, as compared to a provision of $1.5 million in the prior-year quarter.

Noninterest expense totaled $1.01 billion in the current quarter, up $8.8 million, or 1%, from $997.4 million in the prior-year quarter.

The provision for income taxes in the current quarter totaled $117.5 million, representing an effective tax rate of 23.2%. The provision for income taxes in the prior-year quarter totaled $116.8 million, representing an effective tax rate of 23.0%.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 1: Noninterest Income

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Trust, Investment and Other Servicing Fees	$955.5	$942.9	$12.6	1%
Foreign Exchange Trading Income	60.5	78.9	(18.4)	(23)
Treasury Management Fees	11.2	13.5	(2.3)	(17)
Security Commissions and Trading Income	23.4	26.1	(2.7)	(10)
Other Operating Income	38.9	31.4	7.5	23
Investment Security (Losses) Gains, net	(0.3)	—	(0.3)	N/M
Total Noninterest Income	$1,089.2	$1,092.8	$(3.6)	—%
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
Table 2: Equity Market Indices

	Daily Averages			Period-End
	Three Months Ended June 30,			As of June 30,
	2019	2018	Change	2019	2018	Change

S&P 500	2,882	2,702	7%	2,942	2,718	8%
MSCI EAFE (U.S. dollars)	1,888	2,018	(6)	1,922	1,959	(2)
MSCI EAFE (local currency)	1,115	1,144	(2)	1,123	1,132	(1)
Table 3: Fixed Income Market Indices

	As of June 30,
	2019	2018	Change

Barclays Capital U.S. Aggregate Bond Index	2,172	2,013	8%
Barclays Capital Global Aggregate Bond Index	506	478	6

Assets under custody/administration (AUC/A) and assets under management form the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
Table 4: Assets Under Custody / Administration

Assets Under Custody / Administration	June 30, 2019	March 31, 2019	June 30, 2018	Change Q2-19/Q1-19	Change Q2-19/Q2-18
($ In Billions)
Corporate & Institutional	$10,623.6	$10,238.9	$10,051.9	4%	6%
Wealth Management	698.4	688.5	660.6	1	6
Total Assets Under Custody / Administration	$11,322.0	$10,927.4	$10,712.5	4%	6%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
Table 5: Assets Under Custody

Assets Under Custody	June 30, 2019	March 31, 2019	June 30, 2018	Change Q2-19/Q1-19	Change Q2-19/Q2-18
($ In Billions)
Corporate & Institutional	$7,820.6	$7,529.1	$7,451.1	4%	5%
Wealth Management	698.2	670.6	650.8	4	7
Total Assets Under Custody	$8,518.8	$8,199.7	$8,101.9	4%	5%
The 5% increase in consolidated assets under custody from $8.10 trillion as of June 30, 2018 to $8.52 trillion as of June 30, 2019 primarily reflects favorable markets, partially offset by the impact of unfavorable movements in foreign exchange rates.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
Table 6: Allocation of Assets Under Custody

	June 30, 2019			March 31, 2019			June 30, 2018
Assets Under Custody	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	45%	58%	46%	45%	57%	46%	45%	58%	46%
Fixed Income	38	19	36	38	19	36	38	18	36
Cash and Other Assets	15	23	16	15	24	16	15	24	16
Securities Lending Collateral	2	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under management by reporting segment.
Table 7: Assets Under Management

Assets Under Management	June 30, 2019	March 31, 2019	June 30, 2018	Change Q2-19/Q1-19	Change Q2-19/Q2-18
($ In Billions)
Corporate & Institutional	$887.0	$867.9	$862.1	2%	3%
Wealth Management	293.2	294.2	286.8	—	2
Total Assets Under Management	$1,180.2	$1,162.1	$1,148.9	2%	3%
Consolidated assets under management increased 3% compared to the prior-year quarter, totaling $1.15 trillion at June 30, 2018 and $1.18 trillion as of June 30, 2019, driven by favorable markets, partially offset by net outflows.
The following table presents Northern Trust’s assets under management by investment type.
Table 8: Assets Under Management by Investment Type

($ In Billions)	June 30, 2019	March 31, 2019	June 30, 2018
Equities	$613.8	$591.8	$587.8
Fixed Income	189.4	185.1	177.4
Cash and Other Assets	213.6	220.1	209.9
Securities Lending Collateral	163.4	165.1	173.8
Total Assets Under Management	$1,180.2	$1,162.1	$1,148.9

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
Table 9: Allocation of Assets Under Management

	June 30, 2019			March 31, 2019			June 30, 2018
Assets Under Management	C&IS	WM	Total	C&IS	WM	Total	C&IS	WM	Total
Equities	52%	52%	52%	51%	50%	51%	51%	52%	51%
Fixed Income	13	26	16	13	25	16	12	25	16
Cash and Other Assets	17	22	18	17	25	19	17	23	18
Securities Lending Collateral	18	—	14	19	—	14	20	—	15

The following table presents activity in consolidated assets under management by product.
Table 10: Activity in Consolidated Assets Under Management by Product

	Three Months Ended
($ In Billions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Beginning Balance of AUM	$1,162.1	$1,069.4	$1,171.5	$1,148.9	$1,165.7
Inflows by Product
Equity	51.4	49.8	43.5	42.3	44.7
Fixed Income	13.8	14.5	13.7	15.1	17.5
Cash & Other Assets	138.7	133.2	136.4	109.3	124.2
Securities Lending Collateral	60.0	74.3	51.8	23.3	22.4

Total Inflows	263.9	271.8	245.4	190.0	208.8

Outflows by Product
Equity	(51.2)	(48.8)	(45.1)	(43.9)	(42.4)
Fixed Income	(13.6)	(14.5)	(15.3)	(12.8)	(20.4)
Cash & Other Assets	(145.9)	(127.1)	(135.6)	(103.8)	(130.6)
Securities Lending Collateral	(61.7)	(59.1)	(68.4)	(30.5)	(36.1)

Total Outflows	(272.4)	(249.5)	(264.4)	(191.0)	(229.5)

Net Inflows / (Outflows)	(8.5)	22.3	(19.0)	(1.0)	(20.7)

Market Performance, Currency & Other
Market Performance & Other	26.0	70.9	(80.8)	24.6	11.5
Currency	0.6	(0.5)	(2.3)	(1.0)	(7.6)
Total Market Performance, Currency & Other	26.6	70.4	(83.1)	23.6	3.9

Ending Balance of AUM	$1,180.2	$1,162.1	$1,069.4	$1,171.5	$1,148.9

Foreign exchange trading income totaled $60.5 million in the current quarter, down $18.4 million, or 23%, compared to $78.9 million in the prior-year quarter. The decrease was primarily due to decreased foreign exchange swap activity in Treasury, lower market volatility, and lower client volumes as compared to the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Other operating income totaled $38.9 million in the current quarter, up $7.5 million, or 23%, compared to $31.4 million in the prior-year quarter, primarily due to a valuation adjustment to existing swap agreements related to Visa Inc. Class B common shares in the prior-year quarter and income related to a bank-owned life insurance program implemented in the current quarter. The components of other operating income are provided below.
Table 11: Other Operating Income

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Loan Service Fees	$12.5	$12.7	$(0.2)	(2)%
Banking Service Fees	11.3	11.7	(0.4)	(3)
Other Income	15.1	7.0	8.1	111
Total Other Operating Income	$38.9	$31.4	$7.5	23%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 12: Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	SECOND QUARTER
	2019			2018
($ In Millions)	Interest	Average Balance	Rate (6)	Interest	Average Balance	Rate (6)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits and Other (1)	$46.1	$19,236.2	0.96%	$48.8	$24,512.8	0.80%
Interest-Bearing Due from and Deposits with Banks (2)	19.2	5,811.9	1.33	18.3	6,556.9	1.12
Federal Funds Sold and Securities Purchased under Agreements to Resell	4.2	650.9	2.62	8.2	1,417.1	2.33
Securities
U.S. Government	27.7	5,150.3	2.16	26.7	5,718.3	1.87
Obligations of States and Political Subdivisions	5.2	770.5	2.68	3.6	785.4	1.83
Government Sponsored Agency	150.2	22,397.0	2.69	109.3	20,215.0	2.17
Other (3)	92.8	20,593.4	1.81	88.6	22,973.7	1.55
Total Securities	275.9	48,911.2	2.26	228.2	49,692.4	1.84
Loans and Leases (4)	302.5	31,098.9	3.90	273.5	32,235.4	3.40
Total Earning Assets	647.9	105,709.1	2.46	577.0	114,414.6	2.02
Allowance for Credit Losses Assigned to Loans and Leases	—	(115.1)	—	—	(126.4)	—
Cash and Due from Banks and Other Central Bank Deposits (5)	—	2,784.3	—	—	2,440.5	—
Buildings and Equipment	—	412.5	—	—	440.0	—
Client Security Settlement Receivables	—	1,044.6	—	—	942.1	—
Goodwill	—	681.4	—	—	615.9	—
Other Assets	—	5,842.1	—	—	5,140.0	—
Total Assets	$—	$116,358.9	—%	$—	$123,866.7	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$42.6	$15,950.9	1.07%	$17.0	$15,565.0	0.44%
Savings Certificates and Other Time	4.2	888.6	1.89	2.0	896.6	0.87
Non-U.S. Offices — Interest-Bearing	87.1	54,679.9	0.64	58.3	57,684.5	0.41
Total Interest-Bearing Deposits	133.9	71,519.4	0.75	77.3	74,146.1	0.42
Short-Term Borrowings	58.3	9,427.6	2.48	51.5	11,336.2	1.82
Senior Notes	18.5	2,361.4	3.14	11.7	1,497.6	3.14
Long-Term Debt	10.0	1,131.6	3.54	12.0	1,410.8	3.41
Floating Rate Capital Debt	2.1	277.6	3.17	1.9	277.5	2.80
Total Interest-Related Funds	222.8	84,717.6	1.06	154.4	88,668.2	0.70
Interest Rate Spread	—	—	1.40	—	—	1.32
Demand and Other Noninterest-Bearing Deposits	—	17,826.5	—	—	21,484.7	—
Other Liabilities	—	3,276.7	—	—	3,511.7	—
Stockholders’ Equity	—	10,538.1	—	—	10,202.1	—
Total Liabilities and Stockholders’ Equity	$—	$116,358.9	—%	$—	$123,866.7	—%
Net Interest Income/Margin (FTE Adjusted)	$425.1	$—	1.61%	$422.6	$—	1.48%
Net Interest Income/Margin (Unadjusted)	$417.4	$—	1.58%	$413.3	$—	1.45%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months Ended June 30, 2019/2018
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$(63.4)	$134.3	$70.9
Interest-Related Funds	(4.8)	73.2	68.4
Net Interest Income (FTE)	$(58.6)	$61.1	$2.5

(1)
Federal Reserve and Other Central Bank Deposits and Other includes collateral deposits with certain securities depositories and clearing houses, which are classified in Other Assets in the consolidated balance sheets as of June 30, 2019.

(2)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(3)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets in the consolidated balance sheets as of June 30, 2019 and 2018.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.9% and 24.8% for the three months ended June 30, 2019 and 2018, respectively. Total taxable equivalent interest adjustments amounted to $7.7 million and $9.3 million for the three months ended June 30, 2019 and 2018, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income on a fully taxable equivalent (FTE) basis totaled $425.1 million in the current quarter, up $2.5 million compared to $422.6 million in the prior-year quarter. The increase was primarily the result of a higher net interest margin, partially offset by a decrease in earning assets. Average earning assets for the current quarter were $105.7 billion, down from $114.4 billion in the prior-year quarter, primarily reflecting lower levels of short-term interest-bearing deposits with banks, loans and leases, and securities. The decline in earning assets was primarily the result of lower levels of client demand and other noninterest-bearing deposits, interest-bearing deposits and short-term borrowed funds and the impact of a bank-owned life insurance program implemented in the current quarter.
The net interest margin on an FTE basis increased to 1.61% in the current quarter from 1.48% in the prior-year quarter, primarily due to a balance sheet mix shift, higher short-term interest rates, and lower foreign exchange swap volume.
When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.
Federal Reserve and other central bank deposits and other averaged $19.2 billion, down $5.3 billion, or 22%, from $24.5 billion in the prior-year quarter. Average securities were $48.9 billion, down $781.2 million, or 2%, from $49.7 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $607.3 million, $244.5 million and $54.4 million, respectively, which are recorded in Other Assets in the consolidated balance sheets.
Loans and leases averaged $31.1 billion, down $1.1 billion, or 4%, from $32.2 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate, commercial and institutional loans, and commercial real estate loans, partially offset by an increase in private client loans. Residential real estate loans averaged $6.2 billion, down $809.0 million, or 12%, from $7.0 billion

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

for the prior-year quarter. Commercial and institutional loans averaged $8.7 billion, down $462.9 million, or 5%, from $9.2 billion for the prior-year quarter. Commercial real estate loans averaged $3.2 billion, down $167.7 million, or 5%, from $3.4 billion for the prior-year quarter. Private client loans averaged $10.9 billion, up $512.1 million, or 5%, from $10.4 billion in the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $71.5 billion in the current quarter, compared to $74.1 billion in the prior-year quarter, a decrease of $2.6 billion. Other interest-bearing funds averaged $13.2 billion in the current quarter, compared to $14.5 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds decreased $4.7 billion, or 18%, to $21.0 billion in the current quarter from $25.7 billion in the prior-year quarter, primarily resulting from lower levels of client demand and other noninterest-bearing deposits.
Provision for Credit Losses
There was a $6.5 million credit provision for credit losses in the current quarter, as compared to a provision of $1.5 million in the prior-year quarter. The credit provision in the current quarter was primarily driven by a decrease in the allowance for the residential real estate portfolio driven by improved credit quality, partially offset by increases for the private client and commercial portfolios driven by lower credit quality, which resulted in a net reduction in the inherent allowance. Net recoveries in the current quarter were $1.2 million, resulting from charge-offs of $0.6 million and recoveries of $1.8 million. The prior-year quarter included $0.1 million of net charge-offs, reflecting $2.2 million of charge-offs and $2.1 million of recoveries. Nonperforming assets of $118.9 million decreased 10% from $132.2 million at the end of the prior-year quarter. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 87%, 9%, and 3%, respectively, of total nonperforming loans and leases at June 30, 2019. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 23.
Noninterest Expense
The components of noninterest expense are provided below.
Table 13: Noninterest Expense

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Compensation	$455.5	$454.7	$0.8	—%
Employee Benefits	89.3	88.8	0.5	1
Outside Services	186.4	185.6	0.8	—
Equipment and Software	147.2	144.2	3.0	2
Occupancy	50.9	48.8	2.1	4
Other Operating Expense	76.9	75.3	1.6	2
Total Noninterest Expense	$1,006.2	$997.4	$8.8	1%
Compensation expense, the largest component of noninterest expense, totaled $455.5 million in the current quarter, up slightly from $454.7 million in the prior-year quarter, primarily reflecting higher salary expense, mostly offset by lower long term performance-based incentive compensation. The increase in salary expense was driven by base pay adjustments and staff growth.
Employee benefits expense totaled $89.3 million in the current quarter, up slightly from $88.8 million in the prior-year quarter, primarily due to higher payroll taxes, partially offset by lower medical costs and retirement plan expenses.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

The components of other operating expense are provided below.
Table 14: Other Operating Expense

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Business Promotion	$21.7	$21.9	$(0.2)	(1)%
Staff Related	8.6	10.3	(1.7)	(17)
FDIC Insurance Premiums	2.3	7.6	(5.3)	(70)
Other Intangibles Amortization	4.2	4.3	(0.1)	(4)
Other Expenses	40.1	31.2	8.9	28
Total Other Operating Expense	$76.9	$75.3	$1.6	2%
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2019 was $117.5 million, representing an effective tax rate of 23.2%, compared to $116.8 million in the prior-year quarter, representing an effective tax rate of 23.0%.
The increase in the provision for income taxes was primarily attributable to an adjustment recorded in the current quarter related to the calculation of the Corporation’s U.S. foreign income tax credit with respect to the foreign income tax liabilities of its non-U.S. branches and a prior-year quarter tax benefit recognized in conjunction with sales related to a non-strategic lease portfolio, partially offset by a change in the earnings mix in tax jurisdictions in which the Corporation operates as well as income tax benefits recorded in the current quarter as a result of certain organizational restructuring.
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
Effective January 1, 2019, Northern Trust implemented several enhancements to its FTP methodology, including the allocation of contingent liquidity charges to C&IS and Wealth Management client instruments and products. These methodology enhancements affect the results of each reporting segment. Due to the lack of historical information, segment results for periods ended prior to January 1, 2019 have not been revised to reflect the methodology enhancements.
Also effective January 1, 2019, all revenues, expenses and average assets are allocated to C&IS and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.
For reporting periods ended prior to January 1, 2019, income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (the Bank), as well as certain corporate-based expense, executive-level compensation and nonrecurring items, were not allocated to C&IS and Wealth Management, and were reported in Treasury and Other.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

REPORTING SEGMENTS (continued)

The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2019 and 2018.
Table 15: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$549.4	$552.2	$406.1	$390.7	$—	$—	$955.5	$942.9
Foreign Exchange Trading Income	57.3	60.1	3.2	1.0	—	17.8	60.5	78.9
Other Noninterest Income	44.8	45.0	31.5	26.7	(3.1)	(0.7)	73.2	71.0
Net Interest Income*	229.6	247.9	195.5	209.6	—	(34.9)	425.1	422.6
Revenue*	881.1	905.2	636.3	628.0	(3.1)	(17.8)	1,514.3	1,515.4
Provision for Credit Losses	(2.4)	3.0	(4.1)	(1.5)	—	—	(6.5)	1.5
Noninterest Expense	633.3	599.3	372.1	369.5	0.8	28.6	1,006.2	997.4
Income before Income Taxes*	250.2	302.9	268.3	260.0	(3.9)	(46.4)	514.6	516.5
Provision for Income Taxes*	58.3	63.0	67.9	64.1	(1.0)	(1.0)	125.2	126.1
Net Income	$191.9	$239.9	$200.4	$195.9	$(2.9)	$(45.4)	$389.4	$390.4
Percentage of Consolidated Net Income	49%	62%	52%	50%	(1)%	(12)%	100%	100%
Average Assets	$86,696.3	$82,153.1	$29,662.6	$26,086.3	$—	$15,627.3	$116,358.9	$123,866.7
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.7 million for 2019 and $9.3 million for 2018. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,084.6	$1,096.5	$799.8	$784.1	$—	$—	$1,884.4	$1,880.6
Foreign Exchange Trading Income	117.0	122.5	9.7	2.2	—	32.7	126.7	157.4
Other Noninterest Income	88.2	91.6	57.0	52.4	(8.2)	2.8	137.0	146.8
Net Interest Income*	464.4	477.3	390.5	408.4	—	(70.4)	854.9	815.3
Revenue*	1,754.2	1,787.9	1,257.0	1,247.1	(8.2)	(34.9)	3,003.0	3,000.1
Provision for Credit Losses	(3.5)	(0.9)	(3.0)	(0.6)	—	—	(6.5)	(1.5)
Noninterest Expense	1,281.3	1,184.9	752.0	735.2	1.6	72.6	2,034.9	1,992.7
Income before Income Taxes*	476.4	603.9	508.0	512.5	(9.8)	(107.5)	974.6	1,008.9
Provision for Income Taxes*	111.9	129.8	128.7	126.5	(2.5)	(19.4)	238.1	236.9
Net Income	$364.5	$474.1	$379.3	$386.0	$(7.3)	$(88.1)	$736.5	$772.0
Percentage of Consolidated Net Income	49%	61%	52%	50%	(1)%	(11)%	100%	100%
Average Assets	$88,512.4	$82,891.4	$29,367.0	$26,097.1	$—	$15,189.8	$117,879.4	$124,178.3
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for 2019 and $18.0 million for 2018. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services

C&IS net income totaled $191.9 million in the current quarter compared to $239.9 million in the prior-year quarter, a decrease of $48.0 million, or 20%. Noninterest income was $651.5 million in the current quarter, down $5.8 million, or 1%, from $657.3 million in the prior-year quarter, primarily reflecting lower trust, investment and other servicing fees and foreign exchange trading income.
Table 16: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Custody and Fund Administration	$385.1	$376.7	$8.4	2%
Investment Management	110.8	113.1	(2.3)	(2)
Securities Lending	21.8	30.2	(8.4)	(28)
Other	31.7	32.2	(0.5)	(2)
Total C&IS Trust, Investment and Other Servicing Fees	$549.4	$552.2	$(2.8)	(1)%
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
Custody and fund administration fees increased $8.4 million, or 2%, from the prior-year quarter, primarily due to new business, partially offset by the unfavorable impact of movements in foreign exchange rates and unfavorable equity markets. Investment Management fees decreased 2% primarily due to adjustments made in the prior-year quarter due to a change to gross revenue presentation for certain clients, partially offset by favorable markets. Securities lending fees decreased $8.4 million, or 28%, primarily reflecting lower spreads and loan volumes.
Foreign exchange trading income totaled $57.3 million in the current quarter, a decrease of $2.8 million, or 5%, from $60.1 million in the prior-year quarter. The decrease was primarily due to lower market volatility and lower client volumes, partially offset by allocations due to the enhanced segment reporting methodology beginning January 1, 2019.
Other noninterest income in C&IS totaled $44.8 million in the current quarter, relatively unchanged from $45.0 million in the prior-year quarter, primarily due to lower securities commissions and trading income, lower other operating income, and lower treasury management fees, partially offset by allocations due to the enhanced segment reporting methodology beginning January 1, 2019.
Net interest income stated on an FTE basis, inclusive of the FTP methodology enhancements described above, was $229.6 million in the current quarter, down $18.3 million, or 7%, from $247.9 million in the prior-year quarter, primarily reflecting higher charges in the current quarter relative to the prior-year quarter due to enhancements to the Corporation’s FTP methodology beginning January 1, 2019, partially offset by higher yields on earning assets. Average earning assets totaled $77.9 billion, up from $75.6 billion in the prior-year quarter, primarily resulting from allocations due to the enhanced segment reporting methodology beginning January 1, 2019. The earning assets in C&IS consisted primarily of intercompany assets and loans and leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $54.7 billion in the current quarter, up from $54.3 billion in the prior-year quarter.
The provision for credit losses was a credit provision of $2.4 million in the current quarter, compared with a provision of $3.0 million in the prior-year quarter. The current quarter credit provision reflected a reduction in the specific reserve related to outstanding loans and standby letters of credit. The prior-year quarter provision reflected an increase in the specific reserve attributable to the commercial and institutional and commercial real estate portfolios.
Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $633.3 million in the current quarter, up $34.0 million, or 6%, from $599.3 million in the prior-year quarter, primarily reflecting higher expense

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)

allocations, including those due to the enhanced segment reporting methodology beginning January 1, 2019, and higher compensation expense.
Wealth Management
Wealth Management net income was $200.4 million in the current quarter, up 2%, from $195.9 million in the prior-year quarter. Noninterest income was $440.8 million, up $22.4 million, or 5%, from $418.4 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. Trust, investment and other servicing fees in Wealth Management totaled $406.1 million in the current quarter, up $15.4 million, or 4%, from $390.7 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.
Table 17: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended June 30,
($ In Millions)	2019	2018	Change
Central	$153.1	$150.7	$2.4	2%
East	104.3	97.0	7.3	8
West	82.8	80.4	2.4	3
Global Family Office	65.9	62.6	3.3	5
Total Wealth Management Trust, Investment and Other Servicing Fees	$406.1	$390.7	$15.4	4%
Wealth Management fee income is calculated primarily based on market values. Wealth Management fees increased $15.4 million compared to the prior-year quarter, primarily due to new business and favorable markets.
Foreign exchange trading income totaled $3.2 million in the current quarter, an increase of $2.2 million from $1.0 million in the prior-year quarter. The increase was driven primarily due to the enhanced segment reporting methodology beginning January 1, 2019.
Other noninterest income was $31.5 million in the current quarter, up 18%, from $26.7 million in the prior-year quarter, primarily resulting from allocations due to the enhanced segment reporting methodology beginning January 1, 2019 and an increase in securities commissions and trading income.
Net interest income stated on an FTE basis, inclusive of the FTP methodology enhancements described above, was $195.5 million in the current quarter, down 7%, from $209.6 million in the prior-year quarter, primarily reflecting higher charges in the current quarter relative to the prior-year quarter due to enhancements to the Corporation’s FTP methodology beginning January 1, 2019, partially offset by higher yields on earning assets. Average earning assets increased $1.9 billion to $27.7 billion from the prior-year quarter’s $25.8 billion, primarily resulting from allocations due to the enhanced segment reporting methodology beginning January 1, 2019. Earning assets and funding sources were primarily comprised of loans and domestic interest-bearing deposits, respectively.
The provision for credit losses was a credit provision of $4.1 million in the current quarter, compared with a credit provision of $1.5 million in the prior-year quarter. The current-quarter provision reflected a net decrease in the inherent allowance, which was driven by improved credit quality, partially offset by an increase in the specific reserve. The prior-year quarter provision reflected a reduction in the specific reserve attributable to the residential real estate portfolio.
Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $372.1 million in the current quarter, up 1%, from $369.5 million in the prior-year quarter, primarily reflecting higher other operating expenses and compensation expense.

REPORTING SEGMENTS (continued)
Treasury and Other

Beginning January 1, 2019, Treasury and Other includes income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments. For reporting periods ended prior to January 1, 2019, income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and the Bank, as well as certain corporate-based expense, executive-level compensation and nonrecurring items, were not allocated to C&IS and Wealth Management, and are reported in Treasury and Other.
Treasury and Other noninterest income decreased from $17.1 million in the prior-year quarter to an expense of $3.1 million in the current quarter. The decrease in noninterest income in Treasury and Other was driven by the enhanced segment reporting methodology beginning January 1, 2019.
Beginning January 1, 2019, net interest income and average assets are allocated to the C&IS and Wealth Management reporting segments. Accordingly, net interest income in the current quarter was zero, compared to net interest expense of $34.9 million in the prior-year quarter. Average earnings assets were also zero in the current-year quarter, compared to $13.0 billion in the prior-year quarter.
Noninterest expense totaled $0.8 million in the current quarter, down $27.8 million, or 97%, from $28.6 million in the prior-year quarter due to the enhanced segment reporting methodology beginning January 1, 2019.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview
Net income per diluted common share was $3.23 for the six months ended June 30, 2019, and $3.26 in the comparable prior-year period. Net income totaled $736.5 million, down $35.5 million, or 5%, compared to $772.0 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 15.0%, compared to 16.3% in the prior-year period. The annualized return on average assets was 1.26% in the current period compared to 1.25% in the prior-year period.
Revenue for the six months ended June 30, 2019 totaled $2.99 billion, up $5.4 million as compared to $2.98 billion in the prior-year period.
Noninterest income was $2.15 billion, down $36.7 million, or 2%, from $2.18 billion in the prior-year period, primarily driven by decreased foreign exchange trading income, security commissions and trading income, and treasury management fees, partially offset by higher trust, investment and other servicing fees.

Net interest income totaled $839.4 million, up $42.1 million, or 5%, as compared to $797.3 million in the prior-year period, primarily due to a higher net interest margin, partially offset by a decrease in earning assets.

The provision for credit losses was a credit provision of $6.5 million in the current period, as compared to a credit provision of $1.5 million in the prior-year period.

Noninterest expense totaled $2.03 billion in the current period, up $42.2 million, or 2%, from $1.99 billion in the prior-year period, primarily attributable to higher outside services, equipment and software, compensation, and other operating expense, partially offset by lower employee benefits.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income

The components of noninterest income are provided below.
Table 18: Six Months Ended June 30 Noninterest Income

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Trust, Investment and Other Servicing Fees	$1,884.4	$1,880.6	$3.8	—%
Foreign Exchange Trading Income	126.7	157.4	(30.7)	(19)
Treasury Management Fees	22.9	27.5	(4.6)	(17)
Security Commissions and Trading Income	46.7	53.3	(6.6)	(12)
Other Operating Income	67.9	66.2	1.7	2
Investment Security Losses, net	(0.5)	(0.2)	(0.3)	153
Total Noninterest Income	$2,148.1	$2,184.8	$(36.7)	(2)%
As illustrated in the following table, trust, investment and other servicing fees from C&IS decreased $11.9 million, totaling $1.08 billion, compared to $1.10 billion in the prior-year period.
Table 19: Six Months Ended June 30 C&IS Trust, Investment and Other Servicing Fees

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Custody and Fund Administration	$760.2	$750.6	$9.6	1%
Investment Management	215.1	222.8	(7.7)	(3)
Securities Lending	44.5	56.2	(11.7)	(21)
Other	64.8	66.9	(2.1)	(3)
Total	$1,084.6	$1,096.5	$(11.9)	(1)%
Custody and fund administration fees, the largest component of C&IS fees, increased 1%, primarily driven by new business, partially offset by the unfavorable impact of movements in foreign exchange rates and unfavorable markets. C&IS investment management fees decreased 3%, primarily due to adjustments in the prior-year quarter, partially offset by favorable markets. Securities lending fees decreased 21%, primarily driven by lower spreads and loan volumes.
As illustrated in the following table, trust, investment and other servicing fees from Wealth Management totaled $799.8 million, up $15.7 million, or 2%, from $784.1 million in the prior-year period.
Table 20: Six Months Ended June 30 Wealth Management Trust, Investment and Other Servicing Fees

	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Wealth Management Trust, Investment and Other Servicing Fees
Central	$303.8	$304.6	$(0.8)	—%
East	205.2	195.9	9.3	5
West	162.3	159.0	3.3	2
Global Family Office	128.5	124.6	3.9	3
Total	$799.8	$784.1	$15.7	2%
The increase in Wealth Management fees of 2% was primarily attributable to new business, partially offset by unfavorable markets.
Foreign exchange trading income decreased $30.7 million, or 19%, and totaled $126.7 million compared with $157.4 million in the prior-year period. The decrease was primarily attributable to decreased foreign exchange swap activity in Treasury, lower market volatility, and lower client volumes.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Income (continued)

Security commissions and trading income decreased $6.6 million, or 12%, and totaled $46.7 million compared with $53.3 million in the prior-year period. The decrease was primarily attributable to lower core brokerage revenue and transitions management revenue.
Other operating income increased 2% to $67.9 million compared with $66.2 million in the prior-year period. The increase was primarily due to income related to a bank-owned life insurance program implemented in the current quarter and a valuation adjustment to existing swap agreements related to Visa Inc. Class B common shares in the prior-year quarter, partially offset by lower income from miscellaneous other operating income categories. The components of other operating income are provided below.
Table 21: Six Months Ended June 30 Other Operating Income

Other Operating Income	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Loan Service Fees	$24.6	$25.2	$(0.6)	(3)%
Banking Service Fees	22.4	24.2	(1.8)	(7)
Other Income	20.9	16.8	4.1	24
Total Other Operating Income	$67.9	$66.2	$1.7	2%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income

The following table presents an analysis of average balances and interest rate changes affecting net interest income.
Table 22: Six Months Ended June 30 Average Consolidated Balance Sheets with Analysis of Net Interest Income

	NORTHERN TRUST CORPORATION
(Interest and Rate on a Fully Taxable Equivalent Basis)	Six Months Ended June 30,
	2019			2018
($ In Millions)	Interest	Average Balance	Rate (6)	Interest	Average Balance	Rate (6)
Average Earning Assets

Federal Reserve and Other Central Bank Deposits and Other (1)	$107.5	$19,697.1	1.10%	$96.2	$25,498.4	0.76%
Interest-Bearing Due from and Deposits with Banks (2)	37.2	6,130.3	1.22	38.2	6,737.6	1.14
Federal Funds Sold and Securities Purchased under Agreements to Resell	11.1	813.6	2.75	15.1	1,442.0	2.11
Securities
U.S. Government	56.4	5,194.3	2.19	50.5	5,726.8	1.78
Obligations of States and Political Subdivisions	10.1	770.5	1.31	6.0	732.1	1.63
Government Sponsored Agency	298.9	22,417.8	2.69	190.7	19,535.4	1.97
Other (3)	194.9	22,009.4	1.79	167.8	23,023.5	1.47
Total Securities	560.3	50,392.0	2.24	415.0	49,017.8	1.71
Loans and Leases (4)	602.4	31,143.9	3.90	527.1	32,351.1	3.29
Total Earning Assets	1,318.5	108,176.9	2.46	1,091.6	115,046.9	1.91
Allowance for Credit Losses Assigned to Loans and Leases	—	(114.6)	—	—	(128.7)	—
Cash and Due from Banks and Other Central Bank Deposits (5)	—	2,364.8	—	—	2,516.4	—
Buildings and Equipment	—	418.4	—	—	448.5	—
Client Security Settlement Receivables	—	1,013.2	—	—	976.9	—
Goodwill	—	678.5	—	—	613.4	—
Other Assets	—	5,342.2	—	—	4,704.9	—
Total Assets	$—	$117,879.4	—%	$—	$124,178.3	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$77.6	$15,166.2	1.03%	$29.8	$15,739.8	0.38%
Savings Certificates and Other Time	7.0	825.3	1.70	4.1	977.1	0.85
Non-U.S. Offices — Interest-Bearing	196.9	56,518.4	0.70	106.5	58,437.8	0.37
Total Interest-Bearing Deposits	281.5	72,509.9	0.78	140.4	75,154.7	0.38
Short-Term Borrowings	123.4	9,957.8	2.50	86.0	10,376.1	1.67
Senior Notes	34.3	2,188.7	3.17	23.4	1,497.5	3.16
Long-Term Debt	20.0	1,122.3	3.59	23.0	1,418.6	3.27
Floating Rate Capital Debt	4.4	277.6	3.22	3.5	277.5	2.51
Total Interest-Related Funds	463.6	86,056.3	1.09	276.3	88,724.4	0.63
Interest Rate Spread	—	—	1.37	—	—	1.28
Demand and Other Noninterest-Bearing Deposits	—	17,842.4	—	—	21,752.4	—
Other Liabilities	—	3,496.9	—	—	3,531.4	—
Stockholders’ Equity	—	10,483.8	—	—	10,170.1	—
Total Liabilities and Stockholders’ Equity	$—	$117,879.4	—%	$—	$124,178.3	—%
Net Interest Income/Margin (FTE Adjusted)	$854.9	$—	1.59%	$815.3	$—	1.43%
Net Interest Income/Margin (Unadjusted)	$839.4	$—	1.56%	$797.3	$—	1.40%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Six Months Ended June 30, 2019/2018
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$(49.3)	$276.2	$226.9
Interest-Related Funds	(11.7)	199.0	187.3
Net Interest Income (FTE)	$(37.6)	$77.2	$39.6

(1)
Federal Reserve and Other Central Bank Deposits and Other includes collateral deposits with certain securities depositories and clearing houses, which are classified in Other Assets in the consolidated balance sheets as of June 30, 2019.

(2)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

(3)
Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets in the consolidated balance sheets as of June 30, 2019 and 2018.

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

Notes:
Net Interest Income (FTE Adjusted), a non-generally accepted accounting principle (GAAP) financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 24.9% and 24.8% for the six months ended June 30, 2019 and 2018, respectively. Total taxable equivalent interest adjustments amounted to $15.5 million and $18.0 million for the six months ended June 30, 2019 and 2018, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 28.

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
Net interest income, stated on an FTE basis, totaled $854.9 million, an increase of $39.6 million, or 5%, from $815.3 million reported in the prior-year period. The increase is primarily due to a higher net interest margin, partially offset by a decrease in earning assets. Average earning assets were $108.2 billion, down $6.8 billion, or 6%, from $115.0 billion in the prior-year period, primarily attributable to lower short-term interest-bearing deposits, partially offset by higher levels of securities. The decline in earning assets was primarily the result of lower levels of client demand and other noninterest-bearing deposits, client interest-bearing deposits, and the impact of a bank-owned life insurance program implemented in the current quarter.
The net interest margin, on an FTE basis, increased to 1.59% from 1.43% in the prior-year period.
Provision for Credit Losses
The provision for credit losses was a credit provision of $6.5 million in the current-year period, compared to a credit provision of $1.5 million in the prior-year period. The credit provision in the current-year period was primarily driven by a decrease in the allowance for the residential real estate portfolio driven by reductions in outstanding loans, partially offset by increases for the private client and commercial portfolios driven by lower credit quality, which resulted in a net reduction in the inherent allowance. Net recoveries in the current-year period totaled $2.4 million resulting from $1.6 million of charge-offs and $4.0 million of recoveries, compared to net charge-offs of $3.1 million in the prior-year period resulting from $6.5 million of charge-offs and $3.4 million of recoveries. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 87% and 84% of total nonperforming loans and leases at June 30, 2019 and 2018, respectively. Loan balances in the residential real estate, non-U.S., and commercial real estate portfolios decreased in the current period, while loan balances within the commercial and institutional portfolio increased. For additional discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 23.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense

Noninterest expense totaled $2.03 billion for the current period, up $42.2 million, or 2%, compared to $1.99 billion in the prior-year period. The components of noninterest expense are provided below.
Table 23: Six Months Ended June 30 Noninterest Expense

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Compensation	$937.5	$926.4	$11.1	1%
Employee Benefits	175.0	180.5	(5.5)	(3)
Outside Services	374.8	357.0	17.8	5
Equipment and Software	295.5	284.2	11.3	4
Occupancy	102.5	100.3	2.2	2
Other Operating Expense	149.6	144.3	5.3	4
Total Noninterest Expense	$2,034.9	$1,992.7	$42.2	2%
Compensation expense, the largest component of noninterest expense, totaled $937.5 million, up $11.1 million, or 1%, from $926.4 million in the prior-year period, primarily reflecting increases due to higher salary expense and severance-related charges, partially offset by lower long term performance-based incentive compensation and cash-based incentive accruals.
Employee benefits expense of $175.0 million was down $5.5 million, or 3%, from $180.5 million in the prior-year period, reflecting lower medical costs and retirement plan expenses, partially offset by higher payroll taxes.
Outside services expense totaled $374.8 million, up $17.8 million, or 5%, from $357.0 million in the prior-year period, primarily reflecting higher technical services costs and legal expense.
Equipment and software expense totaled $295.5 million, up $11.3 million, or 4%, from $284.2 million in the prior-year period, primarily due to higher software-related expense and amortization.
Other operating expense totaled $149.6 million, up $5.3 million, or 4%, from $144.3 million in the prior-year period, primarily driven by higher account servicing activities and increases in various other operating expense categories, partially offset by decreased FDIC insurance premiums. The components of other operating expense are provided below.
Table 24: Six Months Ended June 30 Other Operating Expense

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2019	2018	Change
Business Promotion	$39.4	$38.0	$1.4	4%
Staff Related	17.2	15.7	1.5	10
FDIC Insurance Premiums	5.2	16.5	(11.3)	(68)
Other Intangibles Amortization	8.3	8.9	(0.6)	(6)
Other Expenses	79.5	65.2	14.3	21
Total Other Operating Expense	$149.6	$144.3	$5.3	4%
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2019 was $222.6 million, representing an effective tax rate of 23.2%, compared to $218.9 million for the six months ended June 30, 2018, representing an effective tax rate of 22.1%.
The increase in the provision for income taxes was primarily attributable to a tax benefit recognized in the prior-year period resulting from a change in accounting method regarding the timing of tax deductions for software development-related expenses, a prior-year period tax benefit recognized in conjunction with sales related to a non-strategic lease portfolio, and a current-year adjustment related to the calculation of the Corporation’s U.S. foreign income tax credit with respect to the foreign income tax liabilities of its non-U.S. branches, partially offset by a net tax provision adjustment recorded in the prior-year period associated

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Provision for Income Taxes (continued)

with the implementation of the Tax Cuts and Jobs Act (TCJA) enacted in the fourth quarter of 2017, income tax benefits recorded in the current period as a result of certain organizational restructuring, and a decrease in income before income taxes.
CONSOLIDATED BALANCE SHEETS
Total assets were $126.6 billion and $132.2 billion at June 30, 2019 and December 31, 2018, respectively, and averaged $116.4 billion in the current quarter compared with $123.9 billion in the quarter ended June 30, 2018. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Loans and leases totaled $31.0 billion and $32.5 billion at June 30, 2019 and December 31, 2018, respectively, and averaged $31.1 billion in the current quarter, down 4% from $32.2 billion in the quarter ended June 30, 2018. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in Other Assets in the consolidated balance sheets, totaled $49.3 billion and $52.3 billion at June 30, 2019 and December 31, 2018, respectively, and averaged $48.9 billion for the current quarter, down 2% from $49.7 billion in the quarter ended June 30, 2018. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve and other central bank deposits and other totaled $34.8 billion and $38.1 billion at June 30, 2019 and December 31, 2018, respectively, and averaged $25.7 billion in the current quarter, down 21% from $32.5 billion in the quarter ended June 30, 2018, primarily reflecting decreased Federal Reserve and other central bank deposits. Interest-bearing client deposits at June 30, 2019 and December 31, 2018, totaled $78.1 billion and $81.8 billion, respectively, and averaged $71.5 billion in the current quarter, down 4% from $74.1 billion in the quarter ended June 30, 2018. Noninterest-bearing client deposits at June 30, 2019 and December 31, 2018 totaled $22.1 billion and $22.7 billion, respectively, and averaged $17.8 billion in the current quarter, down 17% from $21.5 billion in the quarter ended June 30, 2018.
Total stockholders’ equity was $10.8 billion at June 30, 2019 and $10.5 billion at December 31, 2018, and averaged $10.5 billion for the current quarter, up 3% from $10.2 billion for the quarter ended June 30, 2018. The increase in stockholders’ equity was primarily attributable to earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.
During the three and six months ended June 30, 2019, the Corporation declared cash dividends totaling $130.9 million and $264.6 million to common stockholders, and cash dividends totaling $5.9 million and $23.2 million to preferred stockholders, respectively. During the three and six months ended June 30, 2019, the Corporation repurchased 2,927,530 shares of common stock, including 24,184 shares withheld related to share-based compensation, at a total cost of $271.2 million ($92.65 average price per share) and 5,777,682 shares of common stock, including 534,195 shares withheld related to share-based compensation, at a total cost of $528.6 million ($91.50 average price per share), respectively.

CAPITAL RATIOS

The capital ratios of Northern Trust and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2019, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The table below provides capital ratios for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased in requirements.
Table 25: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	June 30, 2019		March 31, 2019		June 30, 2018
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	13.6%	13.2%	13.5%	13.0%	13.3%	12.4%
Tier 1	14.9%	14.5%	14.8%	14.3%	14.6%	13.6%
Total	16.7%	16.4%	16.6%	16.3%	16.5%	15.6%
Tier 1 Leverage	8.6%	8.6%	8.2%	8.2%	7.7%	7.7%
Supplementary Leverage	7.6%	N/A	7.2%	N/A	6.8%	N/A

Capital Ratios — The Northern Trust Company	June 30, 2019		March 31, 2019		June 30, 2018
	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Common Equity Tier 1	14.1%	13.4%	13.9%	13.2%	13.8%	12.6%
Tier 1	14.1%	13.4%	13.9%	13.2%	13.8%	12.6%
Total	15.7%	15.1%	15.5%	14.9%	15.4%	14.3%
Tier 1 Leverage	7.8%	7.8%	7.4%	7.4%	7.1%	7.1%
Supplementary Leverage	6.9%	N/A	6.6%	N/A	6.2%	N/A
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities of $378.5 million for the six months ended June 30, 2019 was primarily attributable to period earnings, lower net collateral deposited with derivative counterparties, and the impact of non-cash charges such as amortization of computer software, partially offset by an increase in accounts receivable. For the six months ended June 30, 2018, net cash used in operating activities of $145.5 million was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings.
Net cash provided by investing activities of $7.3 billion for the six months ended June 30, 2019 was primarily attributable to net proceeds associated with debt securities held to maturity, decreased levels of Federal Reserve and other central bank deposits, and lower levels of loans and leases, partially offset by the purchase of the bank-owned life insurance program in the current quarter. For the six months ended June 30, 2018, net cash provided by investing activities of $3.6 billion was primarily attributable to decreased levels of Federal Reserve and other central bank deposits and interest-bearing deposits with banks, partially offset by net purchases of debt securities available for sale and held to maturity, net changes in other investing activities, decreased levels of client security settlement receivables, and the acquisition of Citadel Technology LLC’s Omnium technology platform and associated development resources.
Net cash used in financing activities of $7.0 billion for the six months ended June 30, 2019 was primarily attributable to decreased levels of total deposits, federal funds purchased, and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by the proceeds from the issuance of senior notes. The decrease in total deposits was primarily attributable to lower levels of domestic noninterest-bearing deposits and non-U.S. office interest-bearing client deposits. For the six months ended June 30, 2018, net cash used in financing activities of $3.0 billion was primarily attributable to decreased levels of total deposits and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by higher short-term other borrowings and federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of interest-bearing and non-interest bearing non-U.S. office client deposits and domestic savings, money market and other interest-bearing deposits.

ASSET QUALITY
Securities Portfolio

Northern Trust maintains a high quality debt securities portfolio, with 84% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2019, composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, commercial mortgage-backed securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, negotiable certificates of deposit, obligations of states and political subdivisions and other securities, of which as a percentage of the total securities portfolio, 9% was rated double-A, 2% was rated below double-A, and 5% was not rated by Moody’s Investors Service or Standard and Poor’s (primarily non-U.S. sovereign securities whose long-term ratings are at least A).
Net unrealized gains within the investment securities portfolio totaled $155.6 million at June 30, 2019, compared to net unrealized losses of $240.0 million as of December 31, 2018. Net unrealized gains as of June 30, 2019 were comprised of $325.8 million and $170.2 million of gross unrealized gains and losses, respectively. As of June 30, 2019, unrealized losses of $63.7 million and $10.0 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market rates since purchase. Unrealized losses of $72.2 million as of June 30, 2019 in securities classified as “other” related to securities primarily purchased at a premium or par by Northern Trust to fulfill its obligation under the Community Reinvestment Act (CRA). Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate-income communities within Northern Trust’s market area. Unrealized losses related to corporate debt securities of $6.3 million primarily reflected widened credit spreads and higher market rates since purchase. As of June 30, 2019, 30% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
For the six months ended June 30, 2019, $0.2 million of charges were recorded relating to the other-than-temporary impairment (OTTI) of CRA-eligible securities. There were $0.2 million of OTTI losses for the six months ended June 30, 2018. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.
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
Table 26: Nonperforming Assets

($ In Millions)	June 30, 2019		March 31, 2019		June 30, 2018
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$9.8		$7.6		$14.1
Commercial Real Estate	4.0		4.2		6.7
Non-U.S.	0.6		0.6		—
Total Commercial	14.4		12.4		20.8
Personal
Residential Real Estate	$100.5		$103.5		$107.6
Private Client	0.2		0.2		—
Total Personal	100.7		103.7		107.6
Total Nonperforming Loans and Leases	115.1		116.1		128.4
Other Real Estate Owned	3.8		8.0		3.8
Total Nonperforming Assets	$118.9		$124.1		$132.2
90 Day Past Due Loans Still Accruing	$6.3		$13.0		$5.2
Nonperforming Loans and Leases to Total Loans and Leases	0.37%		0.38%		0.40%
Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.0	x	1.0	x	1.0	x
Nonperforming assets of $118.9 million as of June 30, 2019 decreased primarily due to sales of OREO and payments in the residential real estate portfolio, partially offset by new nonperforming assets in the commercial and institutional portfolio. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.
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
There was a $6.5 million credit provision for credit losses in the current quarter, compared to a $1.5 million provision in the prior-year quarter. Net recoveries were $1.2 million, resulting from $0.6 million of charge-offs and $1.8 million of recoveries, compared to $0.1 million of net charge-offs in the prior-year quarter, resulting from $2.2 million of charge-offs and $2.1 million of recoveries. Residential real estate loans accounted for 87% and 84% of total nonperforming loans and leases at June 30, 2019 and 2018, respectively.
Note 7 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2019 and 2018 due to charge-offs, recoveries and provisions for credit losses.
The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.
Table 27: Allocation of the Allowance for Credit Losses

	June 30, 2019		March 31, 2019		June 30, 2018
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$11.1	—%	$11.3	—%	$6.1	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	35.8	29	35.2	28	33.5	27
Commercial Real Estate	34.3	10	34.8	10	41.8	11
Lease Financing, net	0.1	—	0.1	—	0.2	—
Non-U.S.	—	5	—	5	—	6
Other	0.1	2	0.1	1	2.1	2
Total Commercial	70.3	46	70.2	44	77.6	46
Personal
Residential Real Estate	37.3	20	45.3	21	54.4	21
Private Client	14.0	34	11.2	35	9.5	33
Other	1.4	—	1.4	—	1.6	—
Total Personal	52.7	54	57.9	56	65.5	54
Total Allocated Inherent Allowance	$123.0	100%	$128.1	100%	$143.1	100%
Total Allowance for Credit Losses	$134.1		$139.4		$149.2
Allowance Assigned to
Loans and Leases	$110.8		$114.5		$127.2
Undrawn Commitments and Standby Letters of Credit	23.3		24.9		22.0
Total Allowance for Credit Losses	$134.1		$139.4		$149.2
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.36%		0.37%		0.39%

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
Table 28: Net Interest Income Sensitivity as of June 30, 2019

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Net Interest Income
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$75
200 Basis Points	133
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	(83)
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
Table 29: Market Value of Equity Sensitivity as of June 30, 2019

($ In Millions)	Increase/(Decrease) Estimated Impact on Market Value of Equity
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$460
200 Basis Points	532
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	(377)
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
During the period ended June 30, 2019, Northern Trust did not exceed the NII or MVE sensitivity tolerances established by its Board of Directors.
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
During the period ended June 30, 2019, Northern Trust did not incur an actual trading loss in excess of the daily value at risk estimate.
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
Table 30: Foreign Currency Value-At-Risk

($ In Millions)	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
Three Months Ended	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
High	$0.3	$0.2	$0.3	$0.2	$0.2	$0.1
Low	0.1	0.1	—	—	—	—
Average	0.1	0.1	0.1	0.1	0.1	0.1
Quarter-End	0.1	0.1	—	0.1	0.1	0.1
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
Table 31: Reconciliation of Reported Revenue and Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	June 30, 2019			June 30, 2018
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$640.2	$7.7	$647.9	$567.7	$9.3	$577.0
Interest Expense	222.8	—	222.8	154.4	—	154.4
Net Interest Income	$417.4	$7.7	$425.1	$413.3	$9.3	$422.6
Net Interest Margin	1.58%		1.61%	1.45%		1.48%

Revenue	$1,506.6	$7.7	$1,514.3	$1,506.1	$9.3	$1,515.4

	Six Months Ended
	June 30, 2019			June 30, 2018
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$1,303.0	$15.5	$1,318.5	$1,073.6	$18.0	$1,091.6
Interest Expense	463.6	—	463.6	276.3	—	276.3
Net Interest Income	$839.4	$15.5	$854.9	$797.3	$18.0	$815.3
Net Interest Margin	1.56%		1.59%	1.40%		1.43%

Revenue	$2,987.5	$15.5	$3,003.0	$2,982.1	$18.0	$3,000.1

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

Northern Trust has established a working group across various functions, an overall governance structure, and a detailed project plan for its implementation efforts. Further, Northern Trust has finalized the development activities for its credit models, and its internal model validation group has substantially completed the review and validation process for these models. Northern Trust expects to apply a methodology utilizing probability-of-default and loss-given-default for the majority of its exposures within the scope of ASU 2016-13. Parallel testing has commenced to ensure that expected credit losses are calculated under the aforementioned methodology and to determine impacts upon adoption. The impact of the adoption of ASU 2016-13 will depend on, among other things, the economic environment and forecasted conditions as well as the composition of Northern Trust’s portfolios at the date of adoption.

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and Due from Banks	$5,348.3	$4,581.6
Federal Reserve and Other Central Bank Deposits	27,553.5	30,080.2
Interest-Bearing Deposits with Banks	4,193.6	4,264.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	660.5	1,165.2
Debt Securities
Available for Sale	37,867.5	36,888.8
Held to Maturity (Fair value of $10,325.4 and $14,267.0)	10,351.2	14,354.0
Trading Account	0.8	0.3
Total Debt Securities	48,219.5	51,243.1
Loans and Leases
Commercial	14,136.9	15,175.2
Personal	16,845.4	17,314.8
Total Loans and Leases (Net of unearned income of $13.1 and $13.2)	30,982.3	32,490.0
Allowance for Credit Losses Assigned to Loans and Leases	(110.8)	(112.6)
Buildings and Equipment	407.5	428.2
Client Security Settlement Receivables	1,311.1	1,646.1
Goodwill	682.0	669.3
Other Assets	7,303.4	5,757.2
Total Assets	$126,550.9	$132,212.5
Liabilities
Deposits
Demand and Other Noninterest-Bearing	$13,205.9	$14,508.0
Savings, Money Market and Other Interest-Bearing	18,197.2	14,612.0
Savings Certificates and Other Time	897.3	688.7
Non U.S. Offices — Noninterest-Bearing	8,902.0	8,220.1
— Interest-Bearing	59,028.0	66,468.0
Total Deposits	100,230.4	104,496.8
Federal Funds Purchased	368.0	2,594.2
Securities Sold Under Agreements to Repurchase	125.2	168.3
Other Borrowings	7,766.4	7,901.7
Senior Notes	2,565.6	2,011.3
Long-Term Debt	1,147.6	1,112.4
Floating Rate Capital Debt	277.6	277.6
Other Liabilities	3,264.6	3,141.9
Total Liabilities	115,745.4	121,704.2
Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 214,890,746 and 219,012,050	408.6	408.6
Additional Paid-In Capital	1,013.8	1,068.5
Retained Earnings	11,225.5	10,776.8
Accumulated Other Comprehensive Loss	(159.8)	(453.7)
Treasury Stock (30,280,778 and 26,159,474 shares, at cost)	(2,564.6)	(2,173.9)
Total Stockholders’ Equity	10,805.5	10,508.3
Total Liabilities and Stockholders’ Equity	$126,550.9	$132,212.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$955.5	$942.9	$1,884.4	$1,880.6
Foreign Exchange Trading Income	60.5	78.9	126.7	157.4
Treasury Management Fees	11.2	13.5	22.9	27.5
Security Commissions and Trading Income	23.4	26.1	46.7	53.3
Other Operating Income	38.9	31.4	67.9	66.2
Investment Security Gains (Losses), net (Note)	(0.3)	—	(0.5)	(0.2)
Total Noninterest Income	1,089.2	1,092.8	2,148.1	2,184.8
Net Interest Income
Interest Income	640.2	567.7	1,303.0	1,073.6
Interest Expense	222.8	154.4	463.6	276.3
Net Interest Income	417.4	413.3	839.4	797.3
Provision for Credit Losses	(6.5)	1.5	(6.5)	(1.5)
Net Interest Income after Provision for Credit Losses	423.9	411.8	845.9	798.8
Noninterest Expense
Compensation	455.5	454.7	937.5	926.4
Employee Benefits	89.3	88.8	175.0	180.5
Outside Services	186.4	185.6	374.8	357.0
Equipment and Software	147.2	144.2	295.5	284.2
Occupancy	50.9	48.8	102.5	100.3
Other Operating Expense	76.9	75.3	149.6	144.3
Total Noninterest Expense	1,006.2	997.4	2,034.9	1,992.7
Income before Income Taxes	506.9	507.2	959.1	990.9
Provision for Income Taxes	117.5	116.8	222.6	218.9
Net Income	$389.4	$390.4	$736.5	$772.0
Preferred Stock Dividends	5.9	5.9	23.2	23.2
Net Income Applicable to Common Stock	$383.5	$384.5	$713.3	$748.8
Per Common Share
Net Income – Basic	$1.76	$1.69	$3.25	$3.28
– Diluted	1.75	1.68	3.23	3.26
Average Number of Common Shares Outstanding
– Basic	216,139,033	224,207,590	217,182,123	224,940,308
– Diluted	217,169,539	225,611,397	218,214,075	226,325,492

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(0.2)	$—	$(0.2)	$(0.2)
Other Security Gains (Losses), net	(0.1)	—	(0.3)	—
Investment Security Gains (Losses), net	$(0.3)	$—	$(0.5)	$(0.2)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Net Income	$389.4	$390.4	$736.5	$772.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	162.4	(19.9)	248.0	(74.9)
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.8	(3.5)	0.5	(7.2)
Foreign Currency Translation Adjustments	14.1	13.6	28.9	0.5
Pension and Other Postretirement Benefit Adjustments	4.2	7.4	16.5	13.1
Other Comprehensive Income	185.5	(2.4)	293.9	(68.5)
Comprehensive Income	$574.9	$388.0	$1,030.4	$703.5
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2019	2018
Preferred Stock
Balance at January 1 and June 30	$882.0	$882.0
Common Stock
Balance at January 1 and June 30	408.6	408.6
Additional Paid-in Capital
Balance at January 1	1,068.5	1,047.3
Treasury Stock Transactions — Stock Options and Awards	(128.8)	(86.7)
Stock Options and Awards — Amortization	74.1	89.6
Balance at June 30	1,013.8	1,050.2
Retained Earnings
Balance at January 1	10,776.8	9,685.1
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	25.3
Change in Accounting Principle	—	(4.5)
Net Income	736.5	772.0
Dividends Declared — Common Stock	(264.6)	(192.2)
Dividends Declared — Preferred Stock	(23.2)	(23.2)
Balance at June 30	11,225.5	10,262.5
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(453.7)	(414.3)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(25.3)
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	248.0	(74.9)
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.5	(7.2)
Foreign Currency Translation Adjustments	28.9	0.5
Pension and Other Postretirement Benefit Adjustments	16.5	13.1
Balance at June 30	(159.8)	(508.1)
Treasury Stock
Balance at January 1	(2,173.9)	(1,392.4)
Stock Options and Awards	137.9	108.6
Stock Purchased	(528.6)	(453.8)
Balance at June 30	(2,564.6)	(1,737.6)
Total Stockholders’ Equity at June 30	$10,805.5	$10,357.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30,
(In Millions)	2019	2018
Cash Flows From Operating Activities
Net Income	$736.5	$772.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses, net	0.5	0.2
Amortization and Accretion of Securities and Unearned Income, net	37.6	58.8
Provision for Credit Losses	(6.5)	(1.5)
Depreciation on Buildings and Equipment	49.7	55.2
Amortization of Computer Software	168.3	169.1
Amortization of Intangibles	8.3	8.9
Pension Plan Contributions	(3.0)	(71.9)
Change in Receivables	(470.3)	(207.5)
Change in Interest Payable	(5.3)	12.7
Change in Collateral With Derivative Counterparties, net	357.3	(941.4)
Other Operating Activities, net	(494.6)	(0.1)
Net Cash Provided by (Used in) Operating Activities	378.5	(145.5)
Cash Flows From Investing Activities
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	509.4	(113.7)
Change in Interest-Bearing Deposits with Banks	76.7	1,303.6
Net Change in Federal Reserve and Other Central Bank Deposits	2,492.8	6,794.9
Purchases of Debt Securities – Held to Maturity	(6,321.1)	(10,641.4)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	10,272.9	9,244.6
Purchases of Debt Securities – Available for Sale	(4,361.7)	(5,728.8)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	3,772.5	4,036.3
Change in Loans and Leases	1,513.3	101.6
Purchases of Buildings and Equipment	(27.7)	(23.3)
Purchases and Development of Computer Software	(208.8)	(174.2)
Change in Client Security Settlement Receivables	331.2	(426.5)
Acquisition of a Business, Net of Cash Received	—	(70.0)
Bank Owned Life Insurance Premium Purchases	(1,000.0)	—
Other Investing Activities, net	281.8	(685.6)
Net Cash Provided by Investing Activities	7,331.3	3,617.5
Cash Flows From Financing Activities
Change in Deposits	(4,303.7)	(4,998.5)
Change in Federal Funds Purchased	(2,226.1)	935.9
Change in Securities Sold under Agreements to Repurchase	(43.8)	147.8
Change in Short-Term Other Borrowings	(145.2)	1,603.1
Proceeds from Senior Notes	498.0	—
Treasury Stock Purchased	(528.6)	(453.8)
Net Proceeds from Stock Options	9.1	21.9
Cash Dividends Paid on Common Stock	(251.9)	(189.6)
Cash Dividends Paid on Preferred Stock	(23.2)	(23.2)
Net Cash Used in Financing Activities	(7,015.4)	(2,956.4)
Effect of Foreign Currency Exchange Rates on Cash	72.3	(145.6)
Change in Cash and Due from Banks	766.7	370.0
Cash and Due from Banks at Beginning of Year	4,581.6	4,518.1
Cash and Due from Banks at End of Year	$5,348.3	$4,888.1
Supplemental Disclosures Of Cash Flow Information
Interest Paid	$469.2	$263.4
Income Taxes Paid	233.0	200.7
Transfers from Loans to OREO	2.5	2.5
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (the Corporation) and its wholly-owned subsidiary, The Northern Trust Company (the Bank), and various other wholly-owned subsidiaries of the Corporation and the Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2019 and 2018, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain amounts in prior periods have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
Note 2 – Recent Accounting Pronouncements

On January 1, 2019, Northern Trust adopted ASU No. 2016-02, “Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet, with certain specified scope exceptions. Specifically within the lessee model under ASU 2016-02, a lessee is required to recognize on the balance sheet a liability to make future lease payments, known as the lease liability, and a right-of-use asset (ROU asset) representing its right to use the underlying asset over the lease term. Upon adoption, Northern Trust elected the package of practical expedients available under ASU 2016-02, which allowed Northern Trust to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. As a result of adopting ASU 2016-02, Northern Trust recognized operating lease liabilities and ROU assets of approximately $530 million and $480 million, respectively. Northern Trust did not restate comparative periods for the effects of applying ASU 2016-02. There was no significant impact to Northern Trust’s consolidated results of operations. Please refer to “Note 8 - Lease Commitments” for further information.

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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the six months ended June 30, 2019 or the year ended December 31, 2018.
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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2019, Northern Trust’s available for sale debt securities portfolio included 1,509 Level 2 debt securities with an aggregate market value of $32.8 billion. All 1,509 debt securities were valued by external pricing vendors. As of December 31, 2018, Northern Trust’s available for sale debt securities portfolio included 1,479 Level 2 debt securities with an aggregate market value of $31.7 billion. All 1,479 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.8 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively, were all valued using external pricing vendors.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2019 and December 31, 2018, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
Table 32: Level 3 Significant Unobservable Inputs

	June 30, 2019
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.7	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.62	x	—	1.64x
				Expected Duration	1.5		—	3.5 years

	December 31, 2018
Financial Instrument	Fair Value		Valuation Technique	Unobservable Inputs	Range of Inputs
Swaps Related to Sale of Certain Visa Class B Common Shares	$32.8	million	Discounted Cash Flow	Visa Class A Appreciation	7.0%		—	11.0%
				Conversion Rate	1.62	x	—	1.64x
				Expected Duration	1.5		—	4.0 years

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by fair value hierarchy level.
Table 33: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
June 30, 2019
Debt Securities
Available for Sale
U.S. Government	$5,079.4	$—	$—	$—	$5,079.4
Obligations of States and Political Subdivisions	—	753.2	—	—	753.2
Government Sponsored Agency	—	22,505.4	—	—	22,505.4
Non-U.S. Government	—	143.2	—	—	143.2
Corporate Debt	—	2,421.8	—	—	2,421.8
Covered Bonds	—	863.4	—	—	863.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,286.4	—	—	2,286.4
Other Asset-Backed	—	2,989.6	—	—	2,989.6
Commercial Mortgage-Backed	—	811.5	—	—	811.5
Other	—	13.6	—	—	13.6
Total Available for Sale	5,079.4	32,788.1	—	—	37,867.5
Trading Account	—	0.8	—	—	0.8
Total Available for Sale and Trading Debt Securities	5,079.4	32,788.9	—	—	37,868.3
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	1,741.4	—	—	1,741.4
Interest Rate Contracts	—	150.4	—	—	150.4
Total Derivative Assets	—	1,891.8	—	(1,171.6)	720.2
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,682.7	—	—	1,682.7
Interest Rate Contracts	—	97.5	—	—	97.5
Other Financial Derivatives (1)	—	0.6	34.7	—	35.3
Total Derivative Liabilities	$—	$1,780.8	$34.7	$(1,248.6)	$566.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2019, derivative assets and liabilities shown above also include reductions of $180.8 million and $257.8 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

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

(1)	This line consists of a total return swap contract.

(2)	This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2019 and 2018.
Table 34: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Swaps Related to Sale of Certain Visa Class B Common Shares
Three Months Ended June 30,	2019	2018
Fair Value at April 1	$35.0	$31.3
Total (Gains) Losses:
Included in Earnings (1)	3.1	7.5
Purchases, Issues, Sales, and Settlements
Settlements	(3.4)	(2.7)
Fair Value at June 30	$34.7	$36.1

Six Months Ended June 30,	2019	2018
Fair Value at January 1	$32.8	$29.7
Total (Gains) Losses:
Included in Earnings (1)	8.2	11.7
Purchases, Issues, Sales, and Settlements
Settlements	(6.3)	(5.3)
Fair Value at June 30	$34.7	$36.1

(1)	(Gains) losses are recorded in other operating income in the consolidated statements of income.
During the six months ended June 30, 2019 and 2018, there were no transfers into or out of Level 3 liabilities.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at June 30, 2019 and 2018, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based impaired loans that have been adjusted to fair value totaled $27.3 million at June 30, 2019. Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $13.8 million and $0.2 million, respectively, at June 30, 2018. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
Table 35: Level 3 Nonrecurring Basis Significant Unobservable Inputs

	June 30, 2019
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$27.3 million	Market Approach	Discount to reflect realizable value	15.0%	-	30.0%

	December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$24.9 million	Market Approach	Discount to reflect realizable value	15.0%	-	30.0%
OREO	$0.4 million	Market Approach	Discount to reflect realizable value	15.0%	-	30.0%

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the fair values of all financial instruments.
Table 36: Fair Value of Financial Instruments

(In Millions)	June 30, 2019
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$5,348.3	$5,348.3	$5,348.3	$—	$—
Federal Reserve and Other Central Bank Deposits	27,553.5	27,553.5	—	27,553.5	—
Interest-Bearing Deposits with Banks	4,193.6	4,193.6	—	4,193.6	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	660.5	660.5	—	660.5	—
Debt Securities
Available for Sale (Note)	37,867.5	37,867.5	5,079.4	32,788.1	—
Held to Maturity	10,351.2	10,325.4	117.7	10,207.7	—
Trading Account	0.8	0.8	—	0.8	—
Loans (excluding Leases)
Held for Investment	30,783.1	31,048.6	—	—	31,048.6
Client Security Settlement Receivables	1,311.1	1,311.1	—	1,311.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	301.2	301.2	—	301.2	—
Community Development Investments	589.9	589.9	—	589.9	—
Employee Benefit and Deferred Compensation	203.8	208.8	135.3	73.5	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$40,305.1	$40,305.1	$40,305.1	$—	$—
Savings Certificates and Other Time	897.3	904.9	—	904.9	—
Non U.S. Offices Interest-Bearing	59,028.0	59,028.0	—	59,028.0	—
Federal Funds Purchased	368.0	368.0	—	368.0	—
Securities Sold Under Agreements to Repurchase	125.2	125.2	—	125.2	—
Other Borrowings	7,766.4	7,772.2	—	7,772.2	—
Senior Notes	2,565.6	2,582.9	—	2,582.9	—
Long-Term Debt
Subordinated Debt	1,147.6	1,163.1	—	1,163.1	—
Floating Rate Capital Debt	277.6	257.1	—	257.1	—
Other Liabilities
Standby Letters of Credit	30.5	30.5	—	—	30.5
Loan Commitments	32.4	32.4	—	—	32.4
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$62.3	$62.3	$—	$62.3	$—
Liabilities	18.1	18.1	—	18.1	—
Interest Rate Contracts
Assets	22.6	22.6	—	22.6	—
Liabilities	24.6	24.6	—	24.6	—
Other Financial Derivatives
Liabilities (1)	35.3	35.3	—	0.6	34.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,679.1	1,679.1	—	1,679.1	—
Liabilities	1,664.6	1,664.6	—	1,664.6	—
Interest Rate Contracts
Assets	127.8	127.8	—	127.8	—
Liabilities	72.9	72.9	—	72.9	—
Note: Refer to the table located on page 39 for the disaggregation of available for sale debt securities.

(1)	This line consists of a total return swap contract and swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	December 31, 2018
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,581.6	$4,581.6	$4,581.6	$—	$—
Federal Reserve and Other Central Bank Deposits	30,080.2	30,080.2	—	30,080.2	—
Interest-Bearing Deposits with Banks	4,264.2	4,264.2	—	4,264.2	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,165.2	1,165.2	—	1,165.2	—
Debt Securities
Available for Sale (Note)	36,888.8	36,888.8	5,185.3	31,703.5	—
Held to Maturity	14,354.0	14,267.0	101.6	14,165.4	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	32,287.0	32,339.2	—	—	32,339.2
Client Security Settlement Receivables	1,646.1	1,646.1	—	1,646.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	300.3	300.3	—	300.3	—
Community Development Investments	606.6	606.6	—	606.6	—
Employee Benefit and Deferred Compensation	202.3	194.5	125.0	69.5	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$37,340.1	$37,340.1	$37,340.1	$—	$—
Savings Certificates and Other Time	688.7	691.8	—	691.8	—
Non U.S. Offices Interest-Bearing	66,468.0	66,468.0	—	66,468.0	—
Federal Funds Purchased	2,594.2	2,594.2	—	2,594.2	—
Securities Sold Under Agreements to Repurchase	168.3	168.3	—	168.3	—
Other Borrowings	7,901.7	7,904.1	—	7,904.1	—
Senior Notes	2,011.3	1,994.4	—	1,994.4	—
Long-Term Debt
Subordinated Debt	1,112.4	1,089.7	—	1,089.7	—
Floating Rate Capital Debt	277.6	253.5	—	253.5	—
Other Liabilities
Standby Letters of Credit	30.8	30.8	—	—	30.8
Loan Commitments	34.3	34.3	—	—	34.3
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$306.7	$306.7	$—	$306.7	$—
Liabilities	72.5	72.5	—	72.5	—
Interest Rate Contracts
Assets	30.0	30.0	—	30.0	—
Liabilities	24.5	24.5	—	24.5	—
Other Financial Derivatives
Assets (1)	1.3	1.3	—	1.3	—
Liabilities (2)	32.8	32.8	—	—	32.8
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,159.4	2,159.4	—	2,159.4	—
Liabilities	2,190.0	2,190.0	—	2,190.0	—
Interest Rate Contracts
Assets	66.1	66.1	—	66.1	—
Liabilities	68.6	68.6	—	68.6	—
Note: Refer to the table located on page 40 for the disaggregation of available for sale debt securities.
(1) This line consists of a total return swap contract.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
The following tables provide the amortized cost and fair values of debt securities at June 30, 2019 and December 31, 2018.
Table 37: Reconciliation of Amortized Cost to Fair Value of Debt Securities Available for Sale

Debt Securities Available for Sale	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,065.5	$23.9	$10.0	$5,079.4
Obligations of States and Political Subdivisions	730.5	22.8	0.1	753.2
Government Sponsored Agency	22,456.1	113.0	63.7	22,505.4
Non-U.S. Government	143.3	0.1	0.2	143.2
Corporate Debt	2,404.1	23.8	6.1	2,421.8
Covered Bonds	858.9	5.2	0.7	863.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,246.7	40.4	0.7	2,286.4
Other Asset-Backed	2,983.8	11.6	5.8	2,989.6
Commercial Mortgage-Backed	783.6	28.8	0.9	811.5
Other	13.6	—	—	13.6
Total	$37,686.1	$269.6	$88.2	$37,867.5

Debt Securities Available for Sale	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5,203.1	$21.8	$39.6	$5,185.3
Obligations of States and Political Subdivisions	657.6	2.0	3.7	655.9
Government Sponsored Agency	22,522.7	52.4	150.5	22,424.6
Non-U.S. Government	143.3	—	1.1	142.2
Corporate Debt	2,312.6	3.2	21.1	2,294.7
Covered Bonds	832.7	1.4	4.8	829.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,087.8	11.9	3.5	2,096.2
Other Asset-Backed	2,678.9	1.7	22.9	2,657.7
Commercial Mortgage-Backed	587.4	4.0	4.2	587.2
Other	15.7	—	—	15.7
Total	$37,041.8	$98.4	$251.4	$36,888.8

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 38: Reconciliation of Amortized Cost to Fair Value of Debt Securities Held to Maturity

Debt Securities Held to Maturity	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$117.7	$—	$—	$117.7
Obligations of States and Political Subdivisions	16.2	0.5	—	16.7
Government Sponsored Agency	4.3	0.2	—	4.5
Corporate Debt	376.0	1.3	0.2	377.1
Covered Bonds	2,591.8	22.9	2.0	2,612.7
Non-U.S. Government	2,981.9	7.0	3.9	2,985.0
Certificates of Deposit	37.8	—	—	37.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,302.6	23.9	3.1	3,323.4
Other Asset-Backed	652.7	0.4	0.6	652.5
Other	270.2	—	72.2	198.0
Total	$10,351.2	$56.2	$82.0	$10,325.4

Debt Securities Held to Maturity	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S Government	$101.6	$—	$—	$101.6
Obligations of States and Political Subdivisions	18.9	0.6	—	19.5
Government Sponsored Agency	4.5	0.2	—	4.7
Corporate Debt	472.9	0.4	1.8	471.5
Covered Bonds	2,877.6	9.6	9.3	2,877.9
Non-U.S. Government	6,488.2	2.1	8.7	6,481.6
Certificates of Deposit	45.1	—	—	45.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,966.8	5.8	12.3	2,960.3
Other Asset-Backed	1,146.4	—	4.0	1,142.4
Other	232.0	—	69.6	162.4
Total	$14,354.0	$18.7	$105.7	$14,267.0

Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the six months ended June 30, 2019 and 2018, no securities were transferred from available for sale to held to maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the remaining maturity of debt securities as of June 30, 2019 and December 31, 2018.
Table 39: Remaining Maturity of Debt Securities Available for Sale and Held to Maturity

	June 30, 2019		December 31, 2018
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$9,324.4	$9,325.6	$9,206.2	$9,162.8
Due After One Year Through Five Years	19,674.2	19,799.6	21,012.7	20,943.9
Due After Five Years Through Ten Years	7,188.4	7,234.5	5,774.1	5,740.8
Due After Ten Years	1,499.1	1,507.8	1,048.8	1,041.3
Total	37,686.1	37,867.5	37,041.8	36,888.8
Held to Maturity
Due in One Year or Less	3,374.3	3,374.9	6,638.2	6,635.5
Due After One Year Through Five Years	6,803.4	6,837.9	7,066.0	7,040.0
Due After Five Years Through Ten Years	76.4	66.3	567.9	553.0
Due After Ten Years	97.1	46.3	81.9	38.5
Total	$10,351.2	$10,325.4	$14,354.0	$14,267.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Investment Security Gains / Losses. Net investment security losses of $0.3 million were recognized in the three months ended June 30, 2019, of which $0.2 million related to OTTI of certain CRA-eligible held to maturity securities. There were no net investment security gains or losses recognized in the three months ended June 30, 2018. There were $101.8 million gross proceeds from the sale of securities during the three months ended June 30, 2019. Gross proceeds from the sale of securities during the three months ended June 30, 2018 were $176.6 million.
Net investment security losses of $0.5 million were recognized in the six months ended June 30, 2019, of which $0.2 million related to the OTTI of certain CRA-eligible held to maturity securities. Net investment security losses of $0.2 million were recognized in the six months ended June 30, 2018, all of which related to the OTTI of certain CRA-eligible held to maturity securities. For the six months ended June 30, 2019, gross proceeds of $229.3 million were received from the sale of securities, resulting in gross realized gains of $0.1 million and gross realized losses of $0.4 million. For the six months ended June 30, 2018, proceeds of $178.6 million were received from the sale of securities, resulting in gross realized gains and losses of $1.5 million each.

Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Securities with Unrealized Losses. The following table provides information regarding debt securities that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2019 and December 31, 2018.
Table 40: Debt Securities with Unrealized Losses

Debt Securities with Unrealized Losses as of June 30, 2019	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$—	$—	$2,691.5	$10.0	$2,691.5	$10.0
Obligations of States and Political Subdivisions	—	—	98.8	0.1	98.8	0.1
Government Sponsored Agency	4,930.5	14.8	8,559.6	48.9	13,490.1	63.7
Non-U.S. Government	1,575.3	0.1	1,231.9	4.0	2,807.2	4.1
Corporate Debt	98.2	0.2	793.7	6.1	891.9	6.3
Covered Bonds	19.9	0.1	741.7	2.6	761.6	2.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	168.9	0.4	1,343.8	3.4	1,512.7	3.8
Other Asset-Backed	1,107.6	4.4	960.4	2.0	2,068.0	6.4
Commercial Mortgage-Backed	—	—	154.4	0.9	154.4	0.9
Other	73.8	28.6	130.3	43.6	204.1	72.2
Total	$7,974.2	$48.6	$16,706.1	$121.6	$24,680.3	$170.2

Debt Securities with Unrealized Losses as of December 31, 2018	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$—	$—	$2,862.0	$39.6	$2,862.0	$39.6
Obligations of States and Political Subdivisions	169.6	2.4	279.6	1.3	449.2	3.7
Government Sponsored Agency	8,368.8	33.5	6,822.4	117.0	15,191.2	150.5
Non-U.S. Government	5,065.2	0.8	1,274.0	9.0	6,339.2	9.8
Corporate Debt	712.7	4.1	1,097.4	18.8	1,810.1	22.9
Covered Bonds	646.4	3.7	696.9	10.4	1,343.3	14.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,105.0	4.6	1,189.2	11.2	2,294.2	15.8
Other Asset-Backed	2,507.8	15.9	954.9	11.0	3,462.7	26.9
Commercial Mortgage-Backed	22.8	0.1	274.4	4.1	297.2	4.2
Other	50.5	18.8	112.6	50.8	163.1	69.6
Total	$18,648.8	$83.9	$15,563.4	$273.2	$34,212.2	$357.1

As of June 30, 2019, 1,120 debt securities with a combined fair value of $24.7 billion were in an unrealized loss position, with their unrealized losses totaling $170.2 million. Unrealized losses of $63.7 million and $10.0 million related to government sponsored agency and U.S. government securities, respectively, are primarily attributable to changes in market interest rates since their purchase. Unrealized losses of $6.3 million within corporate debt securities primarily reflect higher market rates since purchase; 30% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.
The majority of the $72.2 million of unrealized losses in debt securities classified as “other” at June 30, 2019 related to debt securities primarily purchased at a premium or par by Northern Trust to fulfill its obligations under the CRA. Unrealized losses on these CRA-related securities were attributable to yields that were below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2019 were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of June 30, 2019, Northern Trust did not intend to sell any investment in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

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
There were $0.2 million OTTI losses recognized during the three months ended June 30, 2019 related to CRA-eligible mortgage-backed securities. There were no OTTI losses recognized during the three months ended June 30, 2018. There were $0.2 million and $0.2 million of OTTI losses recognized in the six months ended June 30, 2019 and 2018, respectively, related to CRA-eligible mortgage-backed securities.
Credit Losses on Debt Securities. The table below provides the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.
Table 41: Cumulative Credit-Related Losses on Debt Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Cumulative Credit-Related Losses on Debt Securities Held — Beginning of Period	$4.1	$3.8	$4.1	$3.6
Plus: Losses on Newly Identified Impairments	0.1	—	0.1	0.2
Additional Losses on Previously Identified Impairments	0.1	—	0.1	—
Less: Current and Prior Period Losses on Debt Securities Sold During the Period	—	—	—	—
Cumulative Credit-Related Losses on Debt Securities Held — End of Period	$4.3	$3.8	$4.3	$3.8

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2019 and December 31, 2018.
Table 42: Repurchase Agreements Accounted for as Secured Borrowings

June 30, 2019
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$125.2
Total Borrowings	125.2
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 23	125.2
Amounts related to agreements not included in Note 23	—

December 31, 2018
(In Millions)	Remaining Contractual Maturity of the Agreements
Repurchase Agreements	Overnight and Continuous
U.S. Treasury and Agency Securities	$168.3
Total Borrowings	168.3
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 23	168.3
Amounts related to agreements not included in Note 23	—

Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown below.
Table 43: Loans and Leases

(In Millions)	June 30, 2019	December 31, 2018
Commercial
Commercial and Institutional	$8,834.9	$8,728.1
Commercial Real Estate	3,248.9	3,228.8
Non-U.S.	1,492.7	2,701.6
Lease Financing, net	88.5	90.7
Other	471.9	426.0
Total Commercial	14,136.9	15,175.2
Personal
Private Client	10,637.7	10,733.3
Residential Real Estate	6,133.0	6,514.0
Other	74.7	67.5
Total Personal	16,845.4	17,314.8
Total Loans and Leases	$30,982.3	$32,490.0
Allowance for Credit Losses Assigned to Loans and Leases	(110.8)	(112.6)
Net Loans and Leases	$30,871.5	$32,377.4

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2019 and December 31, 2018, equity credit lines totaled $487.0 million and $655.5 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% and 95% of the total equity credit lines as of June 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments that totaled $1.4 billion at June 30, 2019, and $2.2 billion at December 31, 2018. Demand deposit overdrafts reclassified as loan balances totaled $8.1 million and $152.5 million at June 30, 2019 and December 31, 2018, respectively. There were no loans or leases classified as held for sale as of June 30, 2019 and December 31, 2018, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Loan and lease segment and class balances as of June 30, 2019 and December 31, 2018 are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.
Table 44: Borrower Ratings

	June 30, 2019				December 31, 2018
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$5,782.3	$2,936.4	$116.2	$8,834.9	$5,477.4	$3,159.8	$90.9	$8,728.1
Commercial Real Estate	1,079.8	2,156.5	12.6	3,248.9	1,209.6	1,992.2	27.0	3,228.8
Non-U.S.	776.6	564.1	152.0	1,492.7	1,625.3	1,075.3	1.0	2,701.6
Lease Financing, net	76.1	12.4	—	88.5	78.3	12.4	—	90.7
Other	222.6	249.3	—	471.9	203.3	222.7	—	426.0
Total Commercial	7,937.4	5,918.7	280.8	14,136.9	8,593.9	6,462.4	118.9	15,175.2
Personal
Private Client	5,733.2	4,873.0	31.5	10,637.7	6,321.1	4,403.2	9.0	10,733.3
Residential Real Estate	2,568.7	3,336.3	228.0	6,133.0	2,745.0	3,502.3	266.7	6,514.0
Other	35.2	39.5	—	74.7	32.2	35.3	—	67.5
Total Personal	8,337.1	8,248.8	259.5	16,845.4	9,098.3	7,940.8	275.7	17,314.8
Total Loans and Leases	$16,274.5	$14,167.5	$540.3	$30,982.3	$17,692.2	$14,403.2	$394.6	$32,490.0

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
Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following table provides balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of June 30, 2019 and December 31, 2018.
Table 45: Delinquency Status

June 30, 2019
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,815.8	$6.6	$2.7	$—	$8,825.1	$9.8	$8,834.9
Commercial Real Estate	3,230.4	4.4	5.3	4.8	3,244.9	4.0	3,248.9
Non-U.S.	1,490.5	1.6	—	—	1,492.1	0.6	1,492.7
Lease Financing, net	88.5	—	—	—	88.5	—	88.5
Other	471.9	—	—	—	471.9	—	471.9
Total Commercial	14,097.1	12.6	8.0	4.8	14,122.5	14.4	14,136.9
Personal
Private Client	10,532.7	88.2	15.4	1.2	10,637.5	0.2	10,637.7
Residential Real Estate	6,026.8	0.7	4.7	0.3	6,032.5	100.5	6,133.0
Other	74.7	—	—	—	74.7	—	74.7
Total Personal	16,634.2	88.9	20.1	1.5	16,744.7	100.7	16,845.4
Total Loans and Leases	$30,731.3	$101.5	$28.1	$6.3	$30,867.2	$115.1	$30,982.3
	Other Real Estate Owned					$3.8
	Total Nonperforming Assets					$118.9

December 31, 2018
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,678.2	$37.4	$4.5	$1.2	$8,721.3	$6.8	$8,728.1
Commercial Real Estate	3,191.5	8.4	15.6	6.4	3,221.9	6.9	3,228.8
Non-U.S.	2,701.2	—	—	—	2,701.2	0.4	2,701.6
Lease Financing, net	90.7	—	—	—	90.7	—	90.7
Other	426.0	—	—	—	426.0	—	426.0
Total Commercial	15,087.6	45.8	20.1	7.6	15,161.1	14.1	15,175.2
Personal
Private Client	10,681.1	39.5	12.5	—	10,733.1	0.2	10,733.3
Residential Real Estate	6,376.8	27.2	6.2	8.8	6,419.0	95.0	6,514.0
Other	67.5	—	—	—	67.5	—	67.5
Total Personal	17,125.4	66.7	18.7	8.8	17,219.6	95.2	17,314.8
Total Loans and Leases	$32,213.0	$112.5	$38.8	$16.4	$32,380.7	$109.3	$32,490.0
	Other Real Estate Owned					$8.4
	Total Nonperforming Assets					$117.7

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information related to impaired loans by segment and class.
Table 46: Impaired Loans as of the Period End

	As of June 30, 2019			As of December 31, 2018
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$—	$0.1	$—	$0.2	$0.4	$—
Commercial Real Estate	2.7	4.5	—	5.8	7.6	—
Private Client	1.7	1.7	—	1.7	1.7	—
Residential Real Estate	80.0	108.8	—	76.7	104.7	—
With a Related Specific Allowance
Commercial and Institutional	9.7	11.3	4.7	6.4	7.3	3.0
Commercial Real Estate	1.3	1.5	1.1	2.6	2.8	1.1
Residential Real Estate	25.1	28.7	3.0	22.8	26.1	3.1
Total
Commercial	13.7	17.4	5.8	15.0	18.1	4.1
Personal	106.8	139.2	3.0	101.2	132.5	3.1
Total	$120.5	$156.6	$8.8	$116.2	$150.6	$7.2

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$0.6	$—	$3.6	$—	$0.4	$—	$11.6	$—
Commercial Real Estate	5.5	0.3	6.9	0.1	4.6	0.3	6.7	0.1
Private Client	1.7	0.1	0.6	—	1.7	0.1	0.6	—
Residential Real Estate	88.3	0.4	99.5	0.4	88.8	1.0	96.7	0.9
With a Related Specific Allowance
Commercial and Institutional	7.7	—	3.5	—	7.4	—	1.8	—
Commercial Real Estate	1.3	—	1.4	—	1.5	—	1.6	—
Residential Real Estate	22.5	—	10.7	—	21.7	—	12.2	—
Total
Commercial	15.1	0.3	15.4	0.1	13.9	0.3	21.7	0.1
Personal	112.5	0.5	110.8	0.4	112.2	1.1	109.5	0.9
Total	$127.6	$0.8	$126.2	$0.5	$126.1	$1.4	$131.2	$1.0
Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.
Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.0 million for the three months ended June 30, 2019 and 2018, and $3.9 million and $4.2 million, respectively, for the six months ended June 30, 2019 and 2018.
There were $9.2 million and $12.6 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2019 and December 31, 2018, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.
Troubled Debt Restructurings (TDRs). Included within impaired loans were $67.3 million and $64.6 million of nonperforming TDRs, and $27.9 million and $35.2 million of performing TDRs as of June 30, 2019 and December 31, 2018, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six

Notes to Consolidated Financial Statements (unaudited) (continued)

payment periods. A loan that has been modified at a below market rate will return to performing status if it satisfies the six payment periods performance requirement; however, it will remain reported as impaired.
The following table provides, by segment and class, the number of loans and leases modified in TDRs during the three- and six-month periods ended June 30, 2019 and 2018, and the recorded investments and unpaid principal balances as of June 30, 2019 and 2018.
Table 47: Troubled Debt Restructurings

($ In Millions)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	1	$7.6	$8.8
Commercial Real Estate	2	—	—	2	—	—
Total Commercial	2	—	—	3	7.6	8.8
Personal
Private Client	—	—	—	—	—	—
Residential Real Estate	13	7.7	7.8	26	17.5	17.7
Total Personal	13	7.7	7.8	26	17.5	17.7
Total Loans and Leases	15	$7.7	$7.8	29	$25.1	$26.5
Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	1	$0.3	$0.5
Commercial Real Estate	1	1.3	1.3	1	1.3	1.3
Total Commercial	1	1.3	1.3	2	1.6	1.8
Personal
Private Client	—	—	—	1	—	0.1
Residential Real Estate	12	10.0	11.0	26	17.6	19.7
Total Personal	12	10.0	11.0	27	17.6	19.8
Total Loans and Leases	13	$11.3	$12.3	29	$19.2	$21.6
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and six months ended June 30, 2019, the TDR modifications of loans within residential real estate were extension of term, other modifications, deferred principal and interest rate concession. During the six months ended June 30, 2019, the TDR modification within commercial and institutional was an other modification. During the three and six months ended June 30, 2018, the majority of TDR modifications of loans within residential real estate were extension of term, other modifications and deferred principal. During the three and six months ended June 30, 2018, the TDR modification within commercial real estate was deferred principal and extension of term.
There were two residential real estate loans modified in a TDR during the twelve months ended March 31, 2019, which subsequently became nonperforming during the three and six months ended June 30, 2019. The total recorded investment for these loans was approximately $4.6 million and the unpaid balance for these loans was approximately $4.6 million.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2019, Northern Trust held foreclosed real estate properties with a carrying value of $3.8 million as a result of obtaining physical possession. In addition, as of June 30, 2019, Northern Trust had loans with a carrying value of $17.8 million for which formal foreclosure proceedings were in process.
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
The following table provides information regarding changes in the total allowance for credit losses by segment during the three and six months ended June 30, 2019 and 2018.
Table 48: Changes in the Allowance for Credit Losses

	Three Months Ended June 30,
	2019			2018
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$78.6	$60.8	$139.4	$77.1	$70.7	$147.8
Charge-Offs	—	(0.6)	(0.6)	(0.1)	(2.1)	(2.2)
Recoveries	0.3	1.5	1.8	0.5	1.6	2.1
Net (Charge-Offs) Recoveries	0.3	0.9	1.2	0.4	(0.5)	(0.1)
Provision for Credit Losses	(0.5)	(6.0)	(6.5)	4.3	(2.8)	1.5
Balance at End of Period	$78.4	$55.7	$134.1	$81.8	$67.4	$149.2

	Six Months Ended June 30,
	2019			2018
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$78.7	$59.5	$138.2	$80.8	$73.0	$153.8
Charge-Offs	(0.1)	(1.5)	(1.6)	(0.9)	(5.6)	(6.5)
Recoveries	0.7	3.3	4.0	1.1	2.3	3.4
Net (Charge-Offs) Recoveries	0.6	1.8	2.4	0.2	(3.3)	(3.1)
Provision for Credit Losses	(0.9)	(5.6)	(6.5)	0.8	(2.3)	(1.5)
Balance at End of Period	$78.4	$55.7	$134.1	$81.8	$67.4	$149.2

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2019 and December 31, 2018.
Table 49: Recorded Investments in Loans and Leases

	June 30, 2019			December 31, 2018
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$13.7	$106.8	$120.5	$15.0	$101.2	$116.2
Evaluated for Inherent Impairment	14,123.2	16,738.6	30,861.8	15,160.2	17,213.6	32,373.8
Total Loans and Leases	14,136.9	16,845.4	30,982.3	15,175.2	17,314.8	32,490.0
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	5.8	3.0	8.8	4.1	3.1	7.2
Evaluated for Inherent Impairment	54.1	47.9	102.0	53.5	51.9	105.4
Allowance Assigned to Loans and Leases	59.9	50.9	110.8	57.6	55.0	112.6
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	18.5	4.8	23.3	21.1	4.5	25.6
Total Allowance for Credit Losses	$78.4	$55.7	$134.1	$78.7	$59.5	$138.2

Note 8 – Lease Commitments
At June 30, 2019, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.
The components of lease costs were as follows:

Table 50: Lease Cost Components

	Three Months Ended	Six Months Ended
(In Millions)	June 30, 2019
Operating Lease Cost	$24.2	$49.4
Variable Lease Cost	9.4	19.5
Sublease Income	(1.5)	(3.0)
Total Lease Cost	$32.1	$65.9

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents a maturity analysis of lease liabilities as of June 30, 2019.
Table 51: Maturity of Lease Liabilities

(In Millions)	Maturity of Lease Liabilities
2019 (excluding the six months ended June 30, 2019)	$50.9
2020	96.9
2021	81.3
2022	68.9
2023	57.5
Later Years	207.0
Total Lease Payments	562.5
Less: Imputed Interest	(70.5)
Present Value of Lease Liabilities	$492.0

As of June 30, 2019, Northern Trust has additional operating leases that have not yet commenced for office space which are expected to commence during 2020 and late 2021 with lease terms between 9 and 15 years.
The location and amount of lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet as of June 30, 2019 are presented below.
Table 52: Location and Amount of Lease Assets and Liabilities

(In Millions)	Location of Lease Assets and Liabilities in the Balance Sheet	June 30, 2019
Assets
Operating Lease Right-of-Use Asset	Other Assets	$436.5
Liabilities
Operating Lease Liability	Other Liabilities	$492.0

The weighted-average remaining lease term and weighted-average discount rate applied to leases as of June 30, 2019 were as follows:
Table 53: Weighted-Average Remaining Lease Term and Discount Rate

June 30, 2019
Operating Leases
Weighted-Average Remaining Lease Term	7.6 years
Weighted-Average Discount Rate	3.4%

The following table provides supplemental cash flow information related to leases for the three and six months ended June 30, 2019.
Table 54: Supplemental Cash Flow Information

	Three Months Ended	Six Months Ended
(In Millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22.0	$50.3
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	3.2

Notes to Consolidated Financial Statements (unaudited) (continued)

Under the provisions of Accounting Standards Code (ASC) Topic 842, Northern Trust has elected not to restate comparative periods in the period of adoption. Therefore, disclosure with respect to minimum annual lease commitments as of December 31, 2018, for all non-cancelable operating leases with a term of one year or more is provided in the table below, as required by ASC Topic 840.
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
Note 9 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, for potential Federal Reserve Bank discount window borrowings, and for derivative contracts. As of June 30, 2019, securities and loans totaling $41.5 billion ($32.9 billion of government-sponsored agency and other securities, $540.6 million of obligations of states and political subdivisions and $8.1 billion of loans) were pledged. This compares to $39.6 billion ($30.9 billion of government-sponsored agency and other securities, $640.4 million of obligations of states and political subdivisions and $8.1 billion of loans) at December 31, 2018. Collateral required for these purposes totaled $9.1 billion and $9.3 billion at June 30, 2019 and December 31, 2018, respectively. Included in the total pledged assets are available for sale debt securities with a total fair value of $117.5 million and $151.5 million, as of June 30, 2019 and December 31, 2018, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions, and available for sale debt securities with a total fair value of $16.5 million and $29.0 million, as of June 30, 2019 and December 31, 2018, respectively, which were pledged as collateral for derivative contracts. The secured parties to these transactions have the right to repledge or sell the securities as it relates to $117.6 million and $151.5 million of the pledged collateral as of June 30, 2019 and December 31, 2018, respectively.
Northern Trust is not permitted, by contract or custom, to repledge or sell securities accepted as collateral under certain repurchase agreements. The total fair value of securities accepted as collateral was $300.0 million as of June 30, 2019 and $605.0 million as of December 31, 2018.
Northern Trust has the right to repledge or sell securities accepted as collateral under certain repurchase agreements. The fair value of these securities accepted as collateral was $354.5 million as of June 30, 2019 and $426.2 million as of December 31, 2018. There was no repledged or sold collateral at June 30, 2019 or December 31, 2018.
Northern Trust has the right to repledge or sell securities accepted as collateral under derivative contracts. The total fair value of securities accepted as collateral was $15.6 million as of June 30, 2019 and $15.3 million as of December 31, 2018. There was no repledged or sold collateral at June 30, 2019 or December 31, 2018.
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.5 billion for the three and six months ended June 30, 2019 and $1.7 billion and $1.8 billion for the three and six months ended June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 10 – Goodwill and Other Intangibles
The carrying amounts of goodwill and other intangibles assets, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at June 30, 2019, and December 31, 2018, were as follows:
Table 56: Goodwill by Reporting Segment

(In Millions)	June 30, 2019	December 31, 2018
Corporate & Institutional Services	$610.9	$598.2
Wealth Management	71.1	71.1
Total Goodwill	$682.0	$669.3

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2019 and December 31, 2018, were as follows:
Table 57: Other Intangible Assets

(In Millions)	June 30, 2019	December 31, 2018
Gross Carrying Amount	$208.8	$211.1
Less: Accumulated Amortization	78.8	72.5
Net Book Value	$130.0	$138.6

Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.1 million and $8.3 million for the three and six months ended June 30, 2019, respectively, and $4.4 million and $8.9 million for the three and six months ended June 30, 2018. Amortization for the remainder of 2019 and for the years 2020, 2021, 2022, and 2023 is estimated to be $8.4 million, $16.8 million, $14.4 million, $9.8 million, and $9.5 million, respectively.
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
For reporting periods ended prior to January 1, 2019, income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (the Bank), as well as certain

Notes to Consolidated Financial Statements (unaudited) (continued)

corporate-based expense, executive-level compensation and nonrecurring items, were not allocated to C&IS and Wealth Management, and were reported in Treasury and Other.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.
The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2019 and 2018.
Table 58: Results of Reporting Segments

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$549.4	$552.2	$406.1	$390.7	$—	$—	$955.5	$942.9
Foreign Exchange Trading Income	57.3	60.1	3.2	1.0	—	17.8	60.5	78.9
Other Noninterest Income	44.8	45.0	31.5	26.7	(3.1)	(0.7)	73.2	71.0
Net Interest Income*	229.6	247.9	195.5	209.6	—	(34.9)	425.1	422.6
Revenue*	881.1	905.2	636.3	628.0	(3.1)	(17.8)	1,514.3	1,515.4
Provision for Credit Losses	(2.4)	3.0	(4.1)	(1.5)	—	—	(6.5)	1.5
Noninterest Expense	633.3	599.3	372.1	369.5	0.8	28.6	1,006.2	997.4
Income before Income Taxes*	250.2	302.9	268.3	260.0	(3.9)	(46.4)	514.6	516.5
Provision for Income Taxes*	58.3	63.0	67.9	64.1	(1.0)	(1.0)	125.2	126.1
Net Income	$191.9	$239.9	$200.4	$195.9	$(2.9)	$(45.4)	$389.4	$390.4
Percentage of Consolidated Net Income	49%	62%	52%	50%	(1)%	(12)%	100%	100%
Average Assets	$86,696.3	$82,153.1	$29,662.6	$26,086.3	$—	$15,627.3	$116,358.9	$123,866.7
* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.7 million for 2019 and $9.3 million for 2018.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,084.6	$1,096.5	$799.8	$784.1	$—	$—	$1,884.4	$1,880.6
Foreign Exchange Trading Income	117.0	122.5	9.7	2.2	—	32.7	126.7	157.4
Other Noninterest Income	88.2	91.6	57.0	52.4	(8.2)	2.8	137.0	146.8
Net Interest Income*	464.4	477.3	390.5	408.4	—	(70.4)	854.9	815.3
Revenue*	1,754.2	1,787.9	1,257.0	1,247.1	(8.2)	(34.9)	3,003.0	3,000.1
Provision for Credit Losses	(3.5)	(0.9)	(3.0)	(0.6)	—	—	(6.5)	(1.5)
Noninterest Expense	1,281.3	1,184.9	752.0	735.2	1.6	72.6	2,034.9	1,992.7
Income before Income Taxes*	476.4	603.9	508.0	512.5	(9.8)	(107.5)	974.6	1,008.9
Provision for Income Taxes*	111.9	129.8	128.7	126.5	(2.5)	(19.4)	238.1	236.9
Net Income	$364.5	$474.1	$379.3	$386.0	$(7.3)	$(88.1)	$736.5	$772.0
Percentage of Consolidated Net Income	49%	61%	52%	50%	(1)%	(11)%	100%	100%
Average Assets	$88,512.4	$82,891.4	$29,367.0	$26,097.1	$—	$15,189.8	$117,879.4	$124,178.3

* Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for 2019 and $18.0 million for 2018.
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
As of June 30, 2019, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2019 and December 31, 2018 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
As of June 30, 2019, the Corporation also had issued and outstanding 16 million depositary shares, each representing 1/1000th ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), issued in August 2014. Equity related to Series C Preferred Stock as of June 30, 2019 and December 31, 2018 was $388.5 million. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series C Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On April 23, 2019, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on July 1, 2019, to stockholders of record as of June 15, 2019.
Common Stock. During the three and six months ended June 30, 2019, the Corporation repurchased 2,927,530 shares of common stock, including 24,184 shares withheld related to share-based compensation, at a total cost of $271.2 million ($92.65 average price per share) and 5,777,682 shares of common stock, including 534,195 shares withheld related to share-based compensation, at a total cost of $528.6 million ($91.50 average price per share), respectively. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in July 2018. Shares are repurchased by the Corporation, to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date.
Under the Corporation’s 2019 Capital Plan, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $1.4 billion of common stock after June 30, 2019 through June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 13 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at June 30, 2019 and 2018, and changes during the three- and six-month periods then ended.
Table 59: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at June 30, 2019	Net Change	Balance at December 31, 2018
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	$133.1	$248.0	$(114.9)
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.5	0.5	4.0
Net Foreign Currency Adjustments	96.8	28.9	67.9
Net Pension and Other Postretirement Benefit Adjustments	(394.2)	16.5	(410.7)
Total	$(159.8)	$293.9	$(453.7)

(In Millions)	Balance at June 30, 2018	Net Change	Reclassification of Certain Tax Effects from AOCI	Balance at December 31, 2017
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	$(167.5)	$(74.9)	$(17.8)	$(74.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.8)	(7.2)	0.9	4.5
Net Foreign Currency Adjustments	46.2	0.5	47.5	(1.8)
Net Pension and Other Postretirement Benefit Adjustments	(385.0)	13.1	(55.9)	(342.2)
Total	$(508.1)	$(68.5)	$(25.3)	$(414.3)

Notes to Consolidated Financial Statements (unaudited) (continued)

Table 60: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2019			2018
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$217.6	$(55.3)	$162.3	$(26.4)	$6.5	$(19.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.1	—	0.1	—	—	—
Net Change	$217.7	$(55.3)	$162.4	$(26.4)	$6.5	$(19.9)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$9.4	$(2.3)	$7.1	$12.2	$(3.1)	$9.1
Interest Rate Contracts	0.8	(0.2)	0.6	0.1	—	0.1
Reclassification Adjustment for (Gains) Losses Included in Net Income	(3.8)	0.9	(2.9)	(17.0)	4.3	(12.7)
Net Change	$6.4	$(1.6)	$4.8	$(4.7)	$1.2	$(3.5)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$9.0	$(0.3)	$8.7	$(105.5)	$2.3	$(103.2)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.7)	0.2	(0.5)	(1.9)	0.6	(1.3)
Net Investment Hedge Gains (Losses)	7.9	(2.0)	5.9	157.7	(39.6)	118.1
Net Change	$16.2	$(2.1)	$14.1	$50.3	$(36.7)	$13.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$—	$—	$—	$—	$—	$—
Reclassification Adjustment for (Gains) Losses Included in Net Income	5.6	(1.4)	4.2	9.5	(2.1)	7.4
Net Change	$5.6	$(1.4)	$4.2	$9.5	$(2.1)	$7.4

	Six Months Ended June 30,
	2019			2018
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Gains (Losses) on Securities Available for Sale	$332.9	$(85.2)	$247.7	$(101.8)	$26.9	$(74.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.3	—	0.3	—	—	—
Net Change	$333.2	$(85.2)	$248.0	$(101.8)	$26.9	$(74.9)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$16.6	$(4.0)	$12.6	$25.2	$(6.2)	$19.0
Interest Rate Contracts	1.4	(0.4)	1.0	(1.3)	0.3	(1.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(17.4)	4.3	(13.1)	(33.6)	8.4	(25.2)
Net Change	$0.6	$(0.1)	$0.5	$(9.7)	$2.5	$(7.2)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$2.6	$1.2	$3.8	$(60.9)	$(0.5)	$(61.4)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	—	—	—	(0.7)	0.3	(0.4)
Net Investment Hedge Gains (Losses)	36.5	(11.4)	25.1	83.4	(21.1)	62.3
Net Change	$39.1	$(10.2)	$28.9	$21.8	$(21.3)	$0.5
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$11.3	$(3.1)	$8.2	$10.1	$(2.5)	$7.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	11.0	(2.7)	8.3	18.6	(13.1)	5.5
Net Change	$22.3	$(5.8)	$16.5	$28.7	$(15.6)	$13.1

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the three and six months ended June 30, 2019.
Table 61: Reclassification Adjustment out of Accumulated Other Comprehensive Income

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
		June 30, 2019
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$0.1	$0.3
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(0.3)	$0.3
	Interest Income	(3.7)	(18.1)
Interest Rate Contracts	Interest Expense	0.2	0.4
Total Realized (Gains) on Cash Flow Hedges		$(3.8)	$(17.4)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$5.6	$11.1
Amortization of Prior Service Cost	Employee Benefits	—	(0.1)
Gross Reclassification Adjustment		$5.6	$11.0

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
		June 30, 2018
Debt Securities Available for Sale
Realized (Gains) Losses on Debt Securities Available for Sale	Investment Security Gains (Losses), net	$—	$—
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income	$(1.1)	$(3.5)
	Interest Income	(16.0)	(30.2)
Interest Rate Contracts	Interest Income	0.1	0.1
Total Realized (Gains) on Cash Flow Hedges		$(17.0)	$(33.6)
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial Loss	Employee Benefits	$9.5	$18.7
Amortization of Prior Service Cost	Employee Benefits	—	(0.1)
Gross Reclassification Adjustment		$9.5	$18.6

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 14 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
Table 62: Net Income per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ In Millions Except Per Common Share Information)	2019	2018	2019	2018
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	216,139,033	224,207,590	217,182,123	224,940,308
Net Income	$389.4	$390.4	$736.5	$772.0
Less: Dividends on Preferred Stock	5.9	5.9	23.2	23.2
Net Income Applicable to Common Stock	383.5	384.5	713.3	748.8
Less: Earnings Allocated to Participating Securities	3.8	5.0	8.1	10.2
Earnings Allocated to Common Shares Outstanding	379.7	379.5	705.2	738.6
Basic Net Income Per Common Share	$1.76	$1.69	$3.25	$3.28
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	216,139,033	224,207,590	217,182,123	224,940,308
Plus: Dilutive Effect of Share-based Compensation	1,030,506	1,403,807	1,031,952	1,385,184
Average Common and Potential Common Shares	217,169,539	225,611,397	218,214,075	226,325,492
Earnings Allocated to Common and Potential Common Shares	$379.8	$379.5	$705.2	$738.6
Diluted Net Income Per Common Share	1.75	1.68	3.23	3.26
Note: For the three and six months ended June 30, 2019, there were no common stock equivalents excluded in the computation of diluted net income per share. There were also no common stock equivalents excluded in the computation of diluted net income per share for the three and six months ended June 30, 2018.
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
The following table presents revenues disaggregated by major revenue source.
Table 63: Revenue Disaggregation

	Three Months Ended June 30,		Six months ended June 30,
(In Millions)	2019	2018	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$407.4	$399.1	$804.9	$795.0
Investment Management and Advisory	478.1	465.0	937.3	930.6
Securities Lending	22.0	30.4	44.8	56.6
Other	48.0	48.4	97.4	98.4
Total Trust, Investment and Other Servicing Fees	$955.5	$942.9	$1,884.4	$1,880.6
Other Noninterest Income
Foreign Exchange Trading Income	$60.5	$78.9	$126.7	$157.4
Treasury Management Fees	11.2	13.5	22.9	27.5
Securities Commissions and Trading Income	23.4	26.1	46.7	53.3
Other Operating Income	38.9	31.4	67.9	66.2
Investment Security Losses, net	(0.3)	—	(0.5)	(0.2)
Total Other Noninterest Income	$133.7	$149.9	$263.7	$304.2
Total Noninterest Income	$1,089.2	$1,092.8	$2,148.1	$2,184.8

Trust, investment and other servicing fees and treasury management fees represent revenue from contracts with clients. For the three months ended June 30, 2019, revenue from contracts with clients also includes $19.8 million of the $23.4 million total securities commissions and trading income and $10.5 million of the $38.9 million total other operating income. For the three months ended June 30, 2018, revenue from contracts with clients also includes $22.3 million of the $26.1 million total securities commissions and trading income and $11.6 million of the $31.4 million total other operating income. For the six months ended June 30, 2019, revenue from contracts with clients also includes $40.8 million of the $46.7 million total securities commissions and trading income and $20.4 million of the $67.9 million total other operating income. For the six months ended June 30, 2018, revenue from contracts with clients also includes $46.3 million of the $53.3 million total securities commissions and trading income and $22.9 million of the $66.2 million total other operating income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets in the consolidated balance sheets, at June 30, 2019 and December 31, 2018.
Table 64: Client Receivables

(In Millions)	June 30, 2019	December 31, 2018
Trust Fees Receivable, net	$831.0	$742.5
Other	91.9	90.1
Total Client Receivables	$922.9	$832.6

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 16 – Net Interest Income
The components of net interest income were as follows:
Table 65: Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Interest Income
Loans and Leases	$300.6	$271.4	$598.8	$523.4
Securities — Taxable	269.1	219.1	546.5	396.9
— Non-Taxable	1.0	1.9	2.2	3.9
Interest-Bearing Due from and Deposits with Banks (1)	19.2	18.3	37.1	38.2
Federal Reserve and Other Central Bank Deposits and Other	50.3	57.0	118.4	111.2
Total Interest Income	$640.2	$567.7	$1,303.0	$1,073.6
Interest Expense
Deposits	$133.9	$77.3	$281.5	$140.4
Federal Funds Purchased	7.1	13.6	20.5	18.9
Securities Sold Under Agreements to Repurchase	2.1	2.0	3.9	4.7
Other Borrowings	49.1	35.9	99.0	62.4
Senior Notes	18.5	11.7	34.4	23.5
Long-Term Debt	10.0	12.0	20.0	23.0
Floating Rate Capital Debt	2.1	1.9	4.3	3.4
Total Interest Expense	$222.8	$154.4	$463.6	$276.3
Net Interest Income	$417.4	$413.3	$839.4	$797.3

(1)
Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Note 17 – Income Taxes
Income tax expense for the three months ended June 30, 2019 and June 30, 2018 was $117.5 million and $116.8 million, representing an effective tax rate of 23.2% and 23.0%, respectively. For the three months ended June 30, 2019, the provision for income taxes included a $7.5 million adjustment related to the calculation of the Corporation’s U.S. foreign income tax credit with respect to the foreign income tax liabilities of its non-U.S. branches as well as income tax benefits as a result of certain organizational restructuring.
Income tax expense for the six months ended June 30, 2019 and June 30, 2018 was $222.6 million and $218.9 million, representing an effective tax rate of 23.2% and 22.1%, respectively. For the six months ended June 30, 2019, the provision for income taxes included a $12.5 million adjustment related to the calculation of the Corporation’s U.S. foreign income tax credit with respect to the foreign income tax liabilities of its non-U.S. branches. For the six months ended June 30, 2018, the provision for income taxes included a $22.6 million benefit resulting from a change in accounting method regarding the timing of tax deductions for software development related expenses, partially offset by a $15.8 million net provision representing adjustments to the initial estimated impact of the TCJA enacted in the fourth quarter of 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three and six months ended June 30, 2019 and 2018.
Table 66: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Service Cost	$10.4	$10.3	$20.8	$20.7
Interest Cost	11.8	11.1	23.6	22.2
Expected Return on Plan Assets	(21.7)	(22.1)	(43.4)	(44.1)
Amortization
Net Actuarial Loss	4.3	7.0	8.6	14.1
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)
Net Periodic Pension Expense	$4.7	$6.2	$9.4	$12.7

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Service Cost	$0.5	$0.4	$1.0	$0.8
Interest Cost	1.0	1.0	2.0	2.0
Expected Return on Plan Assets	(0.9)	(1.1)	(1.9)	(2.2)
Settlement Expense	—	0.4	—	0.4
Net Actuarial Loss Amortization	0.2	0.3	0.3	0.6
Net Periodic Pension Expense	$0.8	$1.0	$1.4	$1.6

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Service Cost	$1.0	$1.1	$2.0	$2.2
Interest Cost	1.4	1.4	2.9	2.7
Amortization
Net Actuarial Loss	1.4	1.8	2.8	3.6
Prior Service Cost	0.1	0.1	0.1	0.1
Net Periodic Pension Expense	$3.9	$4.4	$7.8	$8.6

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Service Cost	$—	$—	$—	$—
Interest Cost	0.3	0.4	0.6	0.7
Amortization
Net Actuarial (Gain)	(0.3)	—	(0.6)	—
Prior Service Cost	—	—	—	—
Net Periodic Postretirement Expense	$—	$0.4	$—	$0.7

The components of net periodic pension expense are included in the line item “Employee Benefits” expense in the consolidated statements of income.
There were no contributions to the U.S. pension plan during the six months ended June 30, 2019. There was a $50 million contribution to the U.S. pension plan during the six months ended June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
For the three and six months ended June 30, 2019, there was no compensation expense and $9.2 million of compensation expense, respectively, attributable to performance stock units granted to retirement-eligible employees in 2019 that were expensed in their entirety on the date of grant as there was no requisite service period associated with the grant. Compensation expense for the three and six months ended June 30, 2018 included $10.6 million and $15.3 million of compensation expense, respectively, attributable to performance stock units granted to retirement-eligible employees that were expensed from grant date through the requisite service period, which ended on June 30, 2018.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2019 and 2018.
Table 67: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2019	2018	2019	2018
Restricted Stock Unit Awards	$15.3	$18.1	$54.5	$64.8
Stock Options	0.2	0.7	0.7	1.5
Performance Stock Units	3.2	14.4	18.8	23.4
Total Share-Based Compensation Expense	18.7	33.2	74.0	89.7
Tax Benefits Recognized	$4.7	$8.2	$18.4	$22.2

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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. The carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $56.8 million as of June 30, 2019 and December 31, 2018. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of June 30, 2019 and December 31, 2018, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets in the consolidated balance sheets, totaled $589.9 million and $602.4 million, respectively, of which $539.0 million and $549.8 million are VIEs as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities in the consolidated balance sheets, totaled $291.0 million and $321.0 million, respectively, of which $254.8 million and $279.5 million, related to undrawn commitments on VIEs as of June 30, 2019 and December 31, 2018, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Tax credits and other tax benefits attributable to community development projects totaled $16.4 million and $14.8 million for the three months ended June 30, 2019 and 2018, respectively, and $32.7 million and $29.5 million for the six months ended June 30, 2019 and 2018, respectively.
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

Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2019, Northern Trust had $25.1 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments. As of December 31, 2018, Northern Trust had $29.2 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.
Note 21 – Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $24.4 billion and $25.0 billion as of June 30, 2019 and December 31, 2018, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $2.3 billion and $2.5 billion as of June 30, 2019 and December 31, 2018, respectively.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to

Notes to Consolidated Financial Statements (unaudited) (continued)

be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2019 and December 31, 2018 subject to indemnification was $140.0 billion and $128.9 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2019 or December 31, 2018, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2019, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of June 30, 2019 and December 31, 2018.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2019 and December 31, 2018.
Table 68: Notional and Fair Values of Derivative Financial Instruments

	June 30, 2019			December 31, 2018
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset [1]	Liability [2]		Asset [1]	Liability [2]
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,475.3	$22.4	$24.3	$4,590.4	$29.8	$23.3
Cash Flow Hedges	550.0	0.2	0.3	600.0	0.2	1.2
Foreign Exchange Contracts
Cash Flow Hedges	974.4	13.7	8.9	2,648.2	13.8	57.8
Net Investment Hedges	2,641.3	48.1	9.1	3,475.1	292.4	14.5
Total Derivatives Designated as Hedging under GAAP	$8,641.0	$84.4	$42.6	$11,313.7	$336.2	$96.8

Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$119.4	$0.5	$0.1	$122.2	$0.5	$0.2
Other Financial Derivatives [3]	620.0	—	35.3	483.4	1.3	32.8
Total Non-Designated Risk Management Derivatives	$739.4	$0.5	$35.4	$605.6	$1.8	$33.0

Client-Related and Trading Derivatives
Foreign Exchange Contracts	$291,041.7	$1,679.1	$1,664.6	$281,864.4	$2,159.4	$2,190.0
Interest Rate Contracts	8,245.5	127.8	72.9	7,711.2	66.1	68.6
Total Client-Related and Trading Derivatives	$299,287.2	$1,806.9	$1,737.5	$289,575.6	$2,225.5	$2,258.6

Total Derivatives Not Designated as Hedging under GAAP	$300,026.6	$1,807.4	$1,772.9	$290,181.2	$2,227.3	$2,291.6

Total Gross Derivatives	$308,667.6	$1,891.8	$1,815.5	$301,494.9	$2,563.5	$2,388.4
Less: Netting [4]		1,171.6	1,248.6		1,357.1	1,796.3
Total Derivative Financial Instruments		$720.2	$566.9		$1,206.4	$592.1
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of available for sale debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six- month periods ended June 30, 2019 and 2018. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three and six months ended June 30, 2019 and 2018, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $4.1 million and less than $0.1 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that net losses of $0.3 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of June 30, 2019, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three and six months ended June 30, 2019 and 2018.
Table 69: Location and Amount of Fair Value and Cash Flow Hedge Derivative Gains and Losses Recorded in Income

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Total amounts on the consolidated statements of income	$640.2	$567.7	$222.8	$154.4	$38.9	$31.4
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(48.7)	10.4	61.7	(15.2)	—	—
Recognized on hedged items	48.7	(10.4)	(61.7)	15.2	—	—
Amounts related to interest settlements on derivatives	5.0	6.6	3.7	8.3	—	—
Total gain/(loss) recognized on fair value hedges	$5.0	$6.6	$3.7	$8.3	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	$3.7	$16.0	$—	$—	$0.3	$1.1
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.2)	(0.1)	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$3.5	$15.9	$—	$—	$0.3	$1.1

	Location and Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Interest Income		Interest Expense		Other Operating Income
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Total amounts on the consolidated statements of income	$1,303.0	$1,073.6	$463.6	$276.3	$67.9	$66.2
Gains/(Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(84.1)	64.7	90.2	(37.1)	—	—
Recognized on hedged items	84.1	(64.7)	(90.2)	37.1	—	—
Amounts related to interest settlements on derivatives	10.5	2.9	2.1	9.7	—	—
Total gain/(loss) recognized on fair value hedges	$10.5	$2.9	$2.1	$9.7	$—	$—

Gains/(Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gain/(loss) reclassified from AOCI to net income	$18.1	$30.2	$—	$—	$(0.3)	$3.5
Interest Rate Contracts
Net gain/(loss) reclassified from AOCI to net income	(0.4)	(0.1)	—	—	—	—
Total gain/(loss) reclassified from AOCI to net income on cash flow hedges	$17.7	$30.1	$—	$—	$(0.3)	$3.5

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2019 and December 31, 2018.
Table 70: Hedged Items in Fair Value Hedges

	June 30, 2019		December 31, 2018
(In Millions)	Carrying Value of the Hedged Items	Cumulative Hedge Accounting Basis Adjustment (1)	Carrying Value of the Hedged Items	Cumulative Hedge Accounting Basis Adjustment (2)
Available for Sale Debt Securities (3)	$3,255.8	$15.8	$3,831.6	$99.4
Senior Notes and Long-Term Subordinated Debt	1,748.4	119.7	1,248.8	29.3
Total	$5,004.2	$135.5	$5,080.4	$128.7
(1)    The cumulative hedge accounting basis adjustment includes $2.0 million related to discontinued hedging relationships of available for sale debt securities as of June 30, 2019. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2019.
(2)    There are no amounts related to discontinued hedging relationships as of December 31, 2018.
(3)    Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $7.9 million and $157.7 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2019 and 2018, respectively. Net investment hedge gains of $36.5 million and $83.4 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2019 and 2018, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 71: Location and Amount of Gains and Losses Recorded in Income for Derivatives Not Designated as Hedging Under GAAP

(In Millions)	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain / (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.8)	$(5.4)	$0.1	$(1.3)
Other Financial Derivatives (1)	Other Operating Income	(4.1)	(7.8)	(11.4)	(11.8)
Gains/(Losses) from non-designated risk management derivatives		$(4.9)	$(13.2)	$(11.3)	$(13.1)

Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$60.5	$78.9	$126.7	$157.4
Interest Rate Contracts	Security Commissions and Trading Income	2.8	2.9	4.3	4.6
Gains/(Losses) from client-related and trading derivatives		$63.3	$81.8	$131.0	$162.0

Total gains/(losses) from derivatives not designated as hedging under GAAP		$58.4	$68.6	$119.7	$148.9

(1)	This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 23 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Table 72: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

June 30, 2019
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet (2)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (4)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,361.8	$1,168.6	$193.2	$15.1	$178.1
Interest Rate Swaps OTC	150.2	3.0	147.2	—	147.2
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	1,512.1	1,171.6	340.5	15.1	325.4
Total Derivatives Not Subject to a Master Netting Arrangement	379.7	—	379.7	0.5	379.2
Total Derivatives	1,891.8	1,171.6	720.2	15.6	704.6
Securities Purchased under Agreements to Resell (3)	$654.5	$—	$654.5	$654.5	$—

December 31, 2018
(In Millions)	Gross Recognized Assets	Gross Amounts Offset in the Balance Sheet (2)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (4)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$1,902.3	$1,308.8	$593.5	$12.7	$580.8
Interest Rate Swaps OTC	71.6	22.6	49.0	—	49.0
Interest Rate Swaps Exchange Cleared	24.5	24.4	0.1	—	0.1
Other Financial Derivatives	1.3	1.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,999.7	1,357.1	642.6	12.7	629.9
Total Derivatives Not Subject to a Master Netting Arrangement	563.8	—	563.8	2.7	561.1
Total Derivatives	2,563.5	1,357.1	1,206.4	15.4	1,191.0
Securities Purchased under Agreements to Resell (3)	$1,031.2	$—	$1,031.2	$1,031.2	$—

(1)
Derivative assets are reported in Other Assets in the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $6.6 billion and $4.6 billion as of June 30, 2019 and December 31, 2018, respectively.

(2)	Including cash collateral received from counterparties.

(3)
Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $6.0 million and $134.0 million as of June 30, 2019 and December 31, 2018, respectively.

(4)
Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Table 73: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

June 30, 2019
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet (2)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,283.5	$1,191.1	$92.4	$0.1	$92.3
Interest Rate Swaps OTC	97.6	56.7	40.9	—	40.9
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.3	0.8	34.5	—	34.5
Total Derivatives Subject to a Master Netting Arrangement	1,416.4	1,248.6	167.8	0.1	167.7
Total Derivatives Not Subject to a Master Netting Arrangement	399.1	—	399.1	—	399.1
Total Derivatives	1,815.5	1,248.6	566.9	0.1	566.8
Securities Sold under Agreements to Repurchase	$125.2	$—	$125.2	$125.2	$—

December 31, 2018
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset in the Balance Sheet (2)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount (3)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,821.0	$1,751.7	$69.3	$—	$69.3
Interest Rate Swaps OTC	68.8	19.0	49.8	—	49.8
Interest Rate Swaps Exchange Cleared	24.4	24.4	—	—	—
Other Financial Derivatives	32.8	1.2	31.6	—	31.6
Total Derivatives Subject to a Master Netting Arrangement	1,947.0	1,796.3	150.7	—	150.7
Total Derivatives Not Subject to a Master Netting Arrangement	441.4	—	441.4	—	441.4
Total Derivatives	2,388.4	1,796.3	592.1	—	592.1
Securities Sold under Agreements to Repurchase	$168.3	$—	$168.3	$168.3	$—

(1)
Derivative liabilities are reported in Other Liabilities in the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $2.7 billion and $2.5 billion as of June 30, 2019 and December 31, 2018, respectively.

(2)	Including cash collateral deposited with counterparties.

(3)
Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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
Additional cash collateral received from and deposited with derivative counterparties totaling $91.2 million and $112.4 million, respectively, as of June 30, 2019, and $27.6 million and $91.5 million, respectively, as of December 31, 2018, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $162.7 million and $324.1 million at June 30, 2019 and December 31, 2018, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $147.6 million and $316.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2019 and December 31, 2018, of $15.1 million and $7.6 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 24 – Debt Issuance
On May 3, 2019, the Corporation issued $500 million of 3.15% senior notes, due May 3, 2029. The senior notes will bear interest from the date they were issued at an annual rate of 3.15%, payable semi-annually in arrears. The senior notes are unsecured and may be redeemed, in whole or in part, on or after February 3, 2029, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
Item 4. Controls and Procedures
As of June 30, 2019, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2019, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2019.
Table 74: Repurchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2019	1,023,613	$94.63	1,023,613	17,037,117
May 1 - 31, 2019	1,326,729	93.36	1,326,729	15,710,388
June 1 - 30, 2019	553,004	87.29	553,004	15,157,384
Total (Second Quarter)	2,903,346	$92.65	2,903,346	15,157,384

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

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 30, 2019	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2019	By:	/s/ Lauren Allnutt
Lauren Allnutt Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	The Northern Trust Company Death Benefit Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.