Form 10-Q
period 2020-06-30
NORTHERN TRUST CORP
filed 2020-07-28
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2020, 208,092,630 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	38
Consolidated Balance Sheets	38
Consolidated Statements of Income	39
Consolidated Statements of Comprehensive Income	39
Consolidated Statements of Changes in Stockholders’ Equity	40
Consolidated Statements of Cash Flows	41
Notes to Consolidated Financial Statements	42
Item 4: Controls and Procedures	91

Part II – Other Information
Item 1: Legal Proceedings	92
Item 1A: Risk Factors	92
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6: Exhibits	93

Signatures	94
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2020	2019	% CHANGE(1)	2020	2019	% CHANGE(1)
Noninterest Income	$1,134.0	$1,089.2	4%	$2,313.6	$2,148.1	8%
Net Interest Income	372.1	417.4	(11)	780.2	839.4	(7)
Total Revenue	1,506.1	1,506.6	—	3,093.8	2,987.5	4
Provision for Credit Losses	66.0	(6.5)	N/M	127.0	(6.5)	N/M
Noninterest Expense	1,036.9	1,006.2	3	2,102.5	2,034.9	3
Income before Income Taxes	403.2	506.9	(20)	864.3	959.1	(10)
Provision for Income Taxes	89.9	117.5	(23)	190.4	222.6	(14)
Net Income	$313.3	$389.4	(20)%	$673.9	$736.5	(8)%

PER COMMON SHARE
Net Income — Basic	$1.47	$1.76	(17)%	$3.03	$3.25	(7)%
— Diluted	1.46	1.75	(16)	3.02	3.23	(7)
Cash Dividends Declared Per Common Share	0.70	0.60	17	1.40	1.20	17
Book Value — End of Period (EOP)	50.45	46.18	9	50.45	46.18	9
Market Price — EOP	79.34	90.00	(12)	79.34	90.00	(12)

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2020	DECEMBER 31, 2019	% CHANGE(1)
End of Period:
Total Assets	$151,432.9	$136,828.4	11%
Earning Assets	138,734.3	125,236.6	11
Deposits	122,054.1	109,120.6	12
Stockholders’ Equity	11,382.2	11,091.0	3

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2020	2019	% CHANGE(1)	2020	2019	% CHANGE(1)
Average Balances:
Total Assets	$138,770.6	$116,358.9	19%	$131,470.6	$117,879.4	12%
Earning Assets	125,181.7	105,709.1	18	117,896.5	108,176.9	9
Deposits	110,870.0	89,345.9	24	102,977.9	90,352.3	14
Stockholders’ Equity	11,041.4	10,538.1	5	10,914.2	10,483.8	4

CLIENT ASSETS ($ In Billions)	JUNE 30, 2020	DECEMBER 31, 2019	% CHANGE(1)
Assets Under Custody/Administration(2)	$12,098.3	$12,050.4	—%
Assets Under Custody	9,290.6	9,233.5	1
Assets Under Management	1,257.8	1,231.3	2
(1) Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2) For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Financial Ratios:
Return on Average Common Equity	12.2%	15.9%	12.8%	15.0%
Return on Average Assets	0.91	1.34	1.03	1.26
Dividend Payout Ratio	47.9	34.3	46.4	37.2
Net Interest Margin(1)	1.22	1.61	1.36	1.59

	JUNE 30, 2020		DECEMBER 31, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	13.4%	13.9%	12.7%	13.2%	N/A	4.5%
Tier 1 Capital	14.6	15.2	14.5	15.0	6.0	6.0
Total Capital	16.5	16.8	16.3	16.8	10.0	8.0
Tier 1 Leverage	7.6	7.6	8.7	8.7	N/A	4.0
Supplementary Leverage	N/A	9.0	N/A	7.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	13.9%	14.7%	12.3%	13.0%	6.5%	4.5%
Tier 1 Capital	13.9	14.7	12.3	13.0	8.0	6.0
Total Capital	15.7	16.2	14.0	14.6	10.0	8.0
Tier 1 Leverage	7.3	7.3	7.3	7.3	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	6.4	3.0	3.0
(1) Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 35.

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
COVID-19 Pandemic and Recent Events
The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the second quarter of 2020. During this time, Northern Trust continued to focus on the health and well-being of its workforce, meet its clients’ needs and support its communities. Northern Trust established a COVID Executive Committee composed of senior leadership across various functions, under whose oversight the global business resiliency pandemic plan was implemented during the first quarter of 2020. Although planning is underway to return to the office when conditions permit, the vast majority of staff is expected to continue to work from home for some time to come.
Workforce
As many governments have begun implementing plans to reopen their respective jurisdictions, Northern Trust has begun its return-to-office (RTO) phase under the oversight of the COVID Executive Committee. Plans for RTO are being developed on a location-by-location basis based on business unit needs. Northern Trust is considering site readiness, transportation options, technology capabilities, and workforce alignment. Northern Trust plans for the return of a small portion (less than 20 percent) of each office’s population in the initial RTO phase to allow for optimal social distancing. To ensure the health and well-being of Northern Trust’s workforce, clients and visitors, several new social distancing elements and other protective measures, such as temperature screenings, where allowable by law, distribution of personal protective equipment, and workforce self-certification, have been implemented. Several offices began initiating a return of the workforce in July 2020.

Client Service
Northern Trust has offered assistance to its clients affected by the COVID-19 pandemic by lending under a government lending program and providing payment deferrals. The Corporation continues to assess developments in government actions meant to support the economy, as further discussed below.
U.S. Small Business Administration’s Paycheck Protection Program
During the second quarter of 2020, Northern Trust became a lender under the Paycheck Protection Program (PPP), which is administered by the U.S. Small Business Administration (SBA), an agency of the U.S. Department of the Treasury, which works with financial institutions in providing loans to small businesses. The PPP, which is meant to aid small businesses during the COVID-19 pandemic, was created under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020. In the second quarter of 2020, the Paycheck Protection Program Flexibility Act was enacted to provide updates to the PPP.
As of June 30, 2020, Northern Trust had funded loans totaling $213.8 million under the PPP. The Corporation accounts for PPP loans as loan receivables and amounts are disclosed in Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The original timeframe for PPP lending expired on June 30, 2020, but Congress acted on June 30, 2020 to provide a 5-week PPP extension for lending to allow small businesses additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. Northern Trust expects to continue lending under the PPP through the new August deadline.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
COVID-19 Pandemic and Recent Events (continued)

Troubled Debt Restructuring (TDR) Relief
Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification. The first of these forms of relief is provided by certain interagency guidance from various banking regulators, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau (Interagency Guidance). The other is provided under section 4013 of the CARES Act. Northern Trust has elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. For further information on TDRs, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Community Support
COVID-19 Relief Support
On April 8, 2020, Northern Trust announced that it was committing $3 million in COVID-19 relief support to numerous organizations serving those most affected by the pandemic. Grantees include the Solidarity Response Fund for the World Health Organization, United Way Worldwide, the Global FoodBanking Network, Feeding America, Meals on Wheels, and other COVID-19 relief funds sponsored by the city of Chicago and state of Illinois.
Small Business Support
On May 11, 2020, Northern Trust announced it was providing $100 million in low-cost funding to assist Community Development Financial Institutions (CDFIs), which are instrumental in providing loans to small businesses and non-profit organizations under the PPP. The funding helps meet urgent demand among small businesses and non-profit groups by providing flexible terms and low rates. CDFIs provide loans, investments, financial services and technical assistance to underserved populations and communities. This funding to CDFIs, which is reported in Debt Securities Held to Maturity on the consolidated balance sheets, is separate and distinct from the $213.8 million in PPP funds that the Corporation has lent to its own small business clients.
New Philanthropic Strategy
On June 15, 2020, Northern Trust announced that it has pledged $20 million over the next 5 years with the goal of reducing the economic opportunity gap. The opportunity gap encompasses obstacles created by race, ethnicity, gender, and environmental and socioeconomic status that prohibit individuals from achieving their full potential. The Corporation’s goal is to help shrink this gap by providing increased access to essential human needs, which include food, housing, health care and education.
Additional COVID-19 economic and market-related impacts to the Corporation’s financial condition and results of operations are discussed throughout this Form 10-Q.
Overview of Financial Results
Net income per diluted common share decreased in the current quarter to $1.46 from $1.75 in the second quarter of 2019. Net income decreased to $313.3 million in the current quarter as compared to $389.4 million in the prior-year quarter. Annualized return on average common equity was 12.2% in the current quarter and 15.9% in the prior-year quarter. The annualized return on average assets was 0.91% in the current quarter as compared to 1.34% in the prior-year quarter.

Revenue was relatively unchanged compared to the prior-year quarter, totaling $1.51 billion.

Trust, Investment and Other Servicing Fees increased $6.0 million, or 1%, from $955.5 million in the prior-year quarter to $961.5 million in the current quarter, primarily due to new business, favorable transaction fees, and increased securities lending fees, partially offset by the impact of unfavorable lagged markets.

Other noninterest income increased $38.8 million, or 29%, from $133.7 million in the prior-year quarter to $172.5 million in the current quarter, primarily reflecting higher other operating income, foreign exchange trading income, and security commissions and trading income.

Net interest income decreased $45.3 million, or 11%, to $372.1 million in the current quarter as compared to $417.4 million in the prior-year quarter, primarily due to a lower net interest margin, partially offset by an increase in average earning assets.
There was a $66.0 million provision for credit losses in the current quarter, as compared to a credit provision of $6.5 million in the prior-year quarter calculated under the previous “incurred loss” model. The current quarter provision was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)

economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.
The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

Noninterest expense increased $30.7 million, or 3%, to $1.04 billion in the current quarter from $1.01 billion in the prior-year quarter, primarily attributable to higher equipment and software expense, occupancy expense, other operating expense, and compensation expense, partially offset by lower outside services.

The provision for income taxes in the current quarter totaled $89.9 million, representing an effective tax rate of 22.3%. The provision for income taxes in the prior-year quarter totaled $117.5 million, representing an effective tax rate of 23.2%.
Trust, Investment and Other Servicing Fees
Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.

The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$376.3	$385.1	$(8.8)	(2)%
Investment Management	128.4	110.8	17.6	16
Securities Lending	27.3	21.8	5.5	25
Other	34.2	31.7	2.5	8
Total C&IS Trust, Investment and Other Servicing Fees	$566.2	$549.4	$16.8	3%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$142.1	$153.1	$(11.0)	(7)%
East	104.2	104.3	(0.1)	—
West	80.0	82.8	(2.8)	(3)
Global Family Office	69.0	65.9	3.1	5
Total Wealth Management Trust, Investment and Other Servicing Fees	$395.3	$406.1	$(10.8)	(3)%
Total Consolidated Trust, Investment and Other Servicing Fees	$961.5	$955.5	$6.0	1%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Corporate & Institutional Services
Custody and fund administration fees, the largest component of C&IS fees, are driven primarily by values of client assets under custody/administration (AUC/A), transaction volumes and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
Custody and fund administration fees decreased from the prior-year quarter, primarily due to unfavorable lagged markets and currency translation, partially offset by new business and favorable transaction fees. Investment management fees increased from the prior-year quarter, primarily due to new business. Securities lending fees increased from the prior-year quarter primarily due to higher spreads.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Wealth Management fees decreased compared to the prior-year quarter, primarily due to unfavorable lagged markets, partially offset by new business.
Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2020	2019	CHANGE	2020	2019	CHANGE
S&P 500	2,926	2,882	2%	3,100	2,942	5%
MSCI EAFE (U.S. dollars)	1,681	1,888	(11)	1,781	1,922	(7)
MSCI EAFE (local currency)	1,002	1,115	(10)	1,050	1,123	(7)
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2020	2019	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,362	2,172	9%
Barclays Capital Global Aggregate Bond Index	527	506	4
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2019	CHANGE Q2-20/Q1-20	CHANGE Q2-20/Q2-19
($ In Billions)
Corporate & Institutional Services	$11,347.1	$10,236.5	$10,623.6	11%	7%
Wealth Management	751.2	640.1	698.4	17	8
Total Assets Under Custody / Administration	$12,098.3	$10,876.6	$11,322.0	11%	7%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2019	CHANGE Q2-20/Q1-20	CHANGE Q2-20/Q2-19
($ In Billions)
Corporate & Institutional Services	$8,542.7	$7,620.8	$7,820.6	12%	9%
Wealth Management	747.9	633.9	698.2	18	7
Total Assets Under Custody	$9,290.6	$8,254.7	$8,518.8	13%	9%
Consolidated assets under custody increased from the prior quarter primarily reflecting the impact of favorable markets, net inflows, and favorable currency translation. Consolidated assets under custody increased compared to the prior-year quarter, primarily reflecting net inflows and the impact of favorable markets, partially offset by the impact of unfavorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2020			MARCH 31, 2020			JUNE 30, 2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	43%	59%	44%	40%	52%	41%	45%	58%	46%
Fixed Income Securities	38	17	36	39	20	38	38	19	36
Cash and Other Assets	17	24	18	19	28	19	15	23	16
Securities Lending Collateral	2	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 7: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2019	CHANGE Q2-20/Q1-20	CHANGE Q2-20/Q2-19
($ In Billions)
Corporate & Institutional Services	$954.0	$842.6	$887.0	13%	8%
Wealth Management	303.8	276.7	293.2	10	4
Total Assets Under Management	$1,257.8	$1,119.3	$1,180.2	12%	7%
Consolidated assets under management increased compared to the prior quarter and prior-year quarter, primarily driven by the impact of favorable markets and net inflows.
The following table presents Northern Trust’s assets under management by investment type.
TABLE 8: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2019
Equities	$608.5	$504.5	$613.8
Fixed Income Securities	193.1	189.8	189.4
Cash and Other Assets	290.5	257.9	213.6
Securities Lending Collateral	165.7	167.1	163.4
Total Assets Under Management	$1,257.8	$1,119.3	$1,180.2

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2020			MARCH 31, 2020			JUNE 30, 2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	48%	48%	49%	45%	46%	45%	52%	52%	52%
Fixed Income Securities	12	26	15	14	27	17	13	26	16
Cash and Other Assets	23	26	23	21	27	23	17	22	18
Securities Lending Collateral	17	—	13	20	—	15	18	—	14

The following table presents activity in consolidated assets under management by product.
TABLE 10: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	JUNE 30, 2020	MARCH 31, 2020	DECEMBER 31, 2019	SEPTEMBER 30, 2019	JUNE 30, 2019
Beginning Balance of AUM	$1,119.3	$1,231.3	$1,201.8	$1,180.2	$1,162.1
Inflows by Product
Equities	46.7	51.7	50.7	41.7	51.4
Fixed Income Securities	16.4	13.5	9.5	10.3	13.8
Cash and Other Assets	219.3	204.7	135.2	144.5	138.7
Securities Lending Collateral	67.7	79.7	57.0	69.2	60.0
Total Inflows	350.1	349.6	252.4	265.7	263.9
Outflows by Product
Equities	(46.3)	(59.9)	(52.5)	(53.0)	(51.2)
Fixed Income Securities	(18.5)	(18.6)	(7.8)	(13.8)	(13.6)
Cash and Other Assets	(180.0)	(168.2)	(139.3)	(128.7)	(145.9)
Securities Lending Collateral	(69.1)	(75.7)	(72.2)	(54.3)	(61.7)
Total Outflows	(313.9)	(322.4)	(271.8)	(249.8)	(272.4)
Net Inflows (Outflows)	36.2	27.2	(19.4)	15.9	(8.5)
Market Performance, Currency & Other
Market Performance & Other	99.5	(132.8)	43.6	10.6	26.0
Currency	2.8	(6.4)	5.3	(4.9)	0.6
Total Market Performance, Currency & Other	102.3	(139.2)	48.9	5.7	26.6
Ending Balance of AUM	$1,257.8	$1,119.3	$1,231.3	$1,201.8	$1,180.2
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 11: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Foreign Exchange Trading Income	$71.3	$60.5	$10.8	18%
Treasury Management Fees	11.4	11.2	0.2	2
Security Commissions and Trading Income	33.2	23.4	9.8	41
Other Operating Income	56.5	38.9	17.6	46
Investment Security Gains (Losses), net	0.1	(0.3)	0.4	N/M
Total Other Noninterest Income	$172.5	$133.7	$38.8	29%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income (continued)

Foreign exchange trading income increased compared to the prior-year quarter, primarily due to increased market volatility and higher client volumes.
Security commissions and trading income increased compared to the prior-year quarter, primarily due to higher core brokerage and referral fee revenue.
Other operating income increased compared to the prior-year quarter, primarily due to higher miscellaneous income, an increase in the market value adjustment for a seed capital investment, and income related to a bank-owned life insurance program implemented during the second quarter of 2019, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares and lower non-trading-related foreign exchange income. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in staff-related expenses in other operating expense.
The components of other operating income are provided in the following table.
TABLE 12: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Loan Service Fees	$11.8	$12.5	$(0.7)	(6)%
Banking Service Fees	10.9	11.3	(0.4)	(4)
Other Income	33.8	15.1	18.7	126
Total Other Operating Income	$56.5	$38.9	$17.6	46%

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
Net interest margin is the difference between what we earn on our assets and what we pay for deposits and other sources of funding. The direction and level of interest rates are important factors in our earnings. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
Net interest income stated on a fully taxable equivalent (FTE) basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 35.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average balances and interest rates affecting net interest income and an analysis of net interest income changes.
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2020			2019
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(6)	INTEREST	AVERAGE BALANCE	RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$3.4	$30,299.0	0.05%	$46.1	$19,236.2	0.96%
Interest-Bearing Due from and Deposits with Banks(2)	4.5	5,505.7	0.33	19.2	5,811.9	1.33
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.6	985.9	0.22	4.2	650.9	2.62
Securities
U.S. Government	17.7	4,472.3	1.60	27.7	5,150.3	2.16
Obligations of States and Political Subdivisions	11.1	1,834.7	2.43	5.2	770.5	2.68
Government Sponsored Agency	109.4	23,398.2	1.88	150.2	22,397.0	2.69
Other(3)	77.3	23,179.2	1.34	92.8	20,593.4	1.81
Total Securities	215.5	52,884.4	1.64	275.9	48,911.2	2.26
Loans and Leases(4)	190.0	35,506.7	2.15	302.5	31,098.9	3.90
Total Earning Assets	414.0	125,181.7	1.33	647.9	105,709.1	2.46
Allowance for Credit Losses	—	(160.2)	—	—	(115.1)	—
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,966.7	—	—	2,784.3	—
Buildings and Equipment	—	507.0	—	—	412.5	—
Client Security Settlement Receivables	—	1,297.6	—	—	1,044.6	—
Goodwill	—	689.6	—	—	681.4	—
Other Assets	—	8,288.2	—	—	5,842.1	—
Total Assets	$—	$138,770.6	—%	$—	$116,358.9	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$7.1	$24,017.0	0.12%	$42.6	$15,950.9	1.07%
Savings Certificates and Other Time	5.0	1,403.6	1.42	4.2	888.6	1.89
Non-U.S. Offices — Interest-Bearing	(12.8)	63,592.7	(0.08)	87.1	54,679.9	0.64
Total Interest-Bearing Deposits	(0.7)	89,013.3	—	133.9	71,519.4	0.75
Short-Term Borrowings	6.4	7,360.1	0.35	58.3	9,427.6	2.48
Senior Notes	20.0	3,332.9	2.39	18.5	2,361.4	3.14
Long-Term Debt	7.0	1,198.3	2.35	10.0	1,131.6	3.54
Floating Rate Capital Debt	1.5	277.7	2.24	2.1	277.6	3.17
Total Interest-Related Funds	34.2	101,182.3	0.14	222.8	84,717.6	1.06
Interest Rate Spread	—	—	1.19	—	—	1.40
Demand and Other Noninterest-Bearing Deposits	—	21,856.7	—	—	17,826.5	—
Other Liabilities	—	4,690.2	—	—	3,276.7	—
Stockholders’ Equity	—	11,041.4	—	—	10,538.1	—
Total Liabilities and Stockholders’ Equity	$—	$138,770.6	—%	$—	$116,358.9	—%
Net Interest Income/Margin (FTE Adjusted)	$379.8	$—	1.22%	$425.1	$—	1.61%
Net Interest Income/Margin (Unadjusted)	$372.1	$—	1.20%	$417.4	$—	1.58%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE(7)

	THREE MONTHS ENDED JUNE 30, 2020/2019
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	NET (DECREASE) INCREASE
Earning Assets (FTE)	$99.8	$(333.7)	$(233.9)
Interest-Related Funds	25.9	(214.5)	(188.6)
Increase (Decrease) in Net Interest Income (FTE)	$73.9	$(119.2)	$(45.3)
(1)Federal Reserve and Other Central Bank Deposits and Other includes collateral deposits with certain securities depositories and clearing houses, which are classified in Other Assets on the consolidated balance sheets.
(2)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3)Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
(4)Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(5)Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets.
(6)Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.
(7) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes: Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $7.7 million for both the three months ended June 30, 2020 and 2019. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net interest income, stated on a FTE basis decreased from the prior-year quarter, primarily due to a lower net interest margin, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, loans, and securities. Funding of the balance sheet reflected higher levels of client deposits.
Interest expense for interest-bearing deposits in the current quarter was driven by low and negative interest rates for non-U.S. offices interest-bearing deposits and low interest rates on domestic interest-bearing deposits. Average non-U.S. offices interest-bearing deposits comprised 71% of total average interest-bearing deposits for the three months ended June 30, 2020.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to lower interest rates and a balance sheet mix shift. Low levels of market interest rates are expected to continue to impact adversely our net interest income.
Federal Reserve and other central bank deposits and other averaged $30.3 billion and increased $11.1 billion, or 58%, from $19.2 billion in the prior-year quarter. Average securities were $52.9 billion and increased $4.0 billion, or 8%, from $48.9 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $736.2 million, $209.6 million and $59.6 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Loans and leases averaged $35.5 billion and increased $4.4 billion, or 14%, from $31.1 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional, private client, and commercial real estate loans, partially offset by lower levels of residential real estate loans. Commercial and institutional loans averaged $12.1 billion and increased $2.9 billion, or 32%, from $9.2 billion for the prior-year quarter. Private client loans averaged $11.6 billion and increased $673.8 million, or 6%, from $10.9 billion for the prior-year quarter. Commercial real estate loans averaged $3.2 billion and increased $321.7 million, or 11%, from $2.9 billion for the prior-year quarter. Residential real estate loans averaged $5.6 billion and decreased $668.0 million, or 11%, from $6.3 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits increased $17.5 billion, or 24%, to an average of $89.0 billion in the current quarter from $71.5 billion in the prior-year quarter. Other interest-bearing funds decreased $1.0 billion, or 8%, to an average of $12.2 billion in the current quarter from $13.2 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $3.0 billion, or 14%, to $24.0 billion in the current quarter from $21.0 billion in the prior-

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits and other liabilities, partially offset by other assets.
Provision for Credit Losses
The Corporation adopted ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
There was a $66.0 million provision for credit losses in the current quarter, as compared to a credit provision of $6.5 million in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios. The credit provision in the prior-year quarter was primarily driven by a decrease in the allowance for the residential real estate portfolio driven by improved credit quality, partially offset by increases for the private client and commercial portfolios driven by lower credit quality, which resulted in a net reduction in the inherent allowance.
Net recoveries in the current quarter were $2.6 million, resulting from charge-offs of $0.4 million and recoveries of $3.0 million. The prior-year quarter included $1.2 million of net recoveries, reflecting $0.6 million of charge-offs and $1.8 million of recoveries. Nonaccrual assets of $99.4 million decreased $19.5 million, or 16%, from $118.9 million at the end of the prior-year quarter.
Noninterest Expense
The components of noninterest expense are provided in the following table.
TABLE 14: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Compensation	$460.3	$455.5	$4.8	1%
Employee Benefits	90.4	89.3	1.1	1
Outside Services	176.2	186.4	(10.2)	(5)
Equipment and Software	164.2	147.2	17.0	12
Occupancy	60.0	50.9	9.1	18
Other Operating Expense	85.8	76.9	8.9	12
Total Noninterest Expense	$1,036.9	$1,006.2	$30.7	3%
Compensation expense, the largest component of noninterest expense, increased compared to the prior-year quarter, primarily reflecting higher salary expense driven by staff growth and base pay adjustments, partially offset by decreased cash-based incentive accruals and lower long-term performance-based incentive expense.
Outside services expense decreased compared to the prior-year quarter, primarily reflecting lower data processing, third-party advisory, consulting and subcustodian fees, partially offset by higher technical services costs.
Equipment and software expense increased compared to the prior-year quarter, primarily reflecting higher depreciation and amortization and software support costs.
Occupancy expense increased compared to the prior-year quarter, primarily due to higher rent and building operating costs associated with executing workplace real estate strategies.
Other operating expense increased compared to the prior-year quarter, primarily due to higher charges associated with account servicing activities, higher staff-related, and increases in various other operating expense categories, partially offset by lower business promotion expenses due to reduced business travel. The higher staff-related expense was primarily related to a market

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
value increase in the supplemental compensation plans and resulted in a related increase in miscellaneous income reported in noninterest income.
The components of other operating expense are provided in the following table.
TABLE 15: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Business Promotion	$7.9	$21.7	$(13.8)	(64)%
Staff Related	12.2	8.6	3.6	42
FDIC Insurance Premiums	2.9	2.3	0.6	26
Other Intangibles Amortization	4.2	4.2	—	—
Other Expenses	58.6	40.1	18.5	47
Total Other Operating Expense	$85.8	$76.9	$8.9	12%
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2020 was $89.9 million, representing an effective tax rate of 22.3%, compared to $117.5 million in the prior-year quarter, representing an effective tax rate of 23.2%.
The provision for income taxes decreased primarily due to decreased income before income taxes, partially offset by prior-year-quarter income tax benefits recorded as a result of the Corporation’s international organizational restructuring.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net income per diluted common share was $3.02 for the six months ended June 30, 2020, and $3.23 in the comparable prior-year period. Net income decreased $62.6 million, or 8%, to $673.9 million in the current period from $736.5 million in the prior-year period. The performance in the current period produced an annualized return on average common equity of 12.8%, compared to 15.0% in the prior-year period. The annualized return on average assets was 1.03% in the current period compared to 1.26% in the prior-year period.
Revenue for the six months ended June 30, 2020 increased $106.3 million, or 4%, to $3.09 billion in the current period from $2.99 billion in the prior-year period.
Trust, Investment and Other Servicing Fees increased $80.7 million, or 4%, to $1.97 billion in the current period from $1.88 billion in the prior-year period, primarily driven by new business, favorable lagged markets, and favorable transaction fees, partially offset by unfavorable currency translation.
Other noninterest income increased $84.8 million, or 32%, to $348.5 million in the current period from $263.7 million in the prior-year period, primarily driven by increased foreign exchange trading income, security commissions and trading income, and other operating income.

Net interest income decreased $59.2 million, or 7%, to $780.2 million in the current period from $839.4 million in the prior-year period, primarily due to a lower net interest margin, partially offset by an increase in average earning assets.
There was a $127.0 million provision for credit losses in the current period, as compared to a credit provision of $6.5 million in the prior-year period calculated under the previous “incurred loss” model.
The Corporation adopted ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. Upon adoption of ASU 2016-13, the Corporation recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million,

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
net of income taxes. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

Noninterest expense increased $67.6 million, or 3%, to $2.10 billion in the current period from $2.03 billion in the prior-year period, primarily attributable to higher equipment and software expense, compensation expense, employee benefits expense and occupancy expense.

The provision for income taxes for the six months ended June 30, 2020 totaled $190.4 million, representing an effective tax rate of 22.0%. The provision for income taxes for the six months ended June 30, 2019 totaled $222.6 million, representing an effective tax rate of 23.2%.
Trust, Investment and Other Servicing Fees
The components of trust, investment and other servicing fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$771.2	$760.2	$11.0	1%
Investment Management	249.2	215.1	34.1	16
Securities Lending	50.7	44.5	6.2	14
Other	69.5	64.8	4.7	7
Total C&IS Trust, Investment and Other Servicing Fees	$1,140.6	$1,084.6	$56.0	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$301.5	$303.8	$(2.3)	(1)%
East	215.7	205.2	10.5	5
West	167.0	162.3	4.7	3
Global Family Office	140.3	128.5	11.8	9
Total Wealth Management Trust, Investment and Other Servicing Fees	$824.5	$799.8	$24.7	3%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,965.1	$1,884.4	$80.7	4%
Corporate & Institutional Services
Custody and fund administration fees, the largest component of C&IS fees, increased primarily driven by new business, favorable transaction fees, and favorable markets, partially offset by unfavorable currency translation. Investment management fees increased primarily due to new business and favorable markets. Securities lending fees increased primarily driven by higher spreads.
Wealth Management
Wealth Management fees increased primarily attributable to favorable markets and new business.
The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Foreign Exchange Trading Income	$160.2	$126.7	$33.5	26%
Treasury Management Fees	22.4	22.9	(0.5)	(2)
Security Commissions and Trading Income	74.9	46.7	28.2	60
Other Operating Income	90.9	67.9	23.0	34
Investment Security (Losses) Gains, net	0.1	(0.5)	0.6	N/M
Total Other Noninterest Income	$348.5	$263.7	$84.8	32%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income (continued)

Foreign exchange trading income increased from the prior-year period, primarily due to higher client volumes and increased market volatility, partially offset by lower foreign exchange swap activity in Treasury.
Security commissions and trading income increased from the prior-year period, primarily due to higher core brokerage revenue, revenue from interest rate swaps, and referral fee revenue.
Other operating income increased from the prior-year period, primarily due to income related to a bank-owned life insurance program implemented during the second quarter of 2019 and lower expenses for existing swap agreements related to Visa Inc. Class B common shares.
The components of other operating income are provided in the following table.
TABLE 18: OTHER OPERATING INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Loan Service Fees	$23.7	$24.6	$(0.9)	(3)%
Banking Service Fees	22.3	22.4	(0.1)	(1)
Other Income	44.9	20.9	24.0	116
Total Other Operating Income	$90.9	$67.9	$23.0	34%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average balances and interest rate changes affecting net interest income and an analysis of net interest income changes.
TABLE 19: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2020			2019
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(6)	INTEREST	AVERAGE BALANCE	RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$26.4	$25,062.6	0.21%	$107.5	$19,697.1	1.10%
Interest-Bearing Due from and Deposits with Banks(2)	17.3	5,671.9	0.61	37.2	6,130.3	1.22
Federal Funds Sold and Securities Purchased under Agreements to Resell	2.2	826.7	0.53	11.1	813.6	2.75
Securities
U.S. Government	39.4	4,555.8	1.74	56.4	5,194.3	2.19
Obligations of States and Political Subdivisions	21.7	1,779.0	2.44	10.1	770.5	1.31
Government Sponsored Agency	233.1	23,382.1	2.00	298.9	22,417.8	2.69
Other(3)	169.5	22,706.9	1.50	194.9	22,009.4	1.79
Total Securities	463.7	52,423.8	1.78	560.3	50,392.0	2.24
Loans and Leases(4)	441.7	33,911.5	2.62	602.4	31,143.9	3.90
Total Earning Assets	951.3	117,896.5	1.62	1,318.5	108,176.9	2.46
Allowance for Credit Losses Assigned to Loans and Leases	—	(135.1)	—	—	(114.6)	—
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,844.9	—	—	2,364.8	—
Buildings and Equipment	—	504.2	—	—	418.4	—
Client Security Settlement Receivables	—	1,414.3	—	—	1,013.2	—
Goodwill	—	691.1	—	—	678.5	—
Other Assets	—	8,254.7	—	—	5,342.2	—
Total Assets	$—	$131,470.6	—%	$—	$117,879.4	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$37.6	$22,134.1	0.34%	$77.6	$15,166.2	1.03%
Savings Certificates and Other Time	9.6	1,181.7	1.62	7.0	825.3	1.70
Non-U.S. Offices — Interest-Bearing	13.0	59,068.0	0.04	196.9	56,518.4	0.70
Total Interest-Bearing Deposits	60.2	82,383.8	0.15	281.5	72,509.9	0.78
Short-Term Borrowings	38.6	8,530.8	0.91	123.4	9,957.8	2.50
Senior Notes	37.9	2,974.0	2.55	34.3	2,188.7	3.17
Long-Term Debt	15.4	1,183.5	2.62	20.0	1,122.3	3.59
Floating Rate Capital Debt	3.2	277.7	2.32	4.4	277.6	3.22
Total Interest-Related Funds	155.3	95,349.8	0.33	463.6	86,056.3	1.09
Interest Rate Spread	—	—	1.29	—	—	1.37
Demand and Other Noninterest-Bearing Deposits	—	20,594.1	—	—	17,842.4	—
Other Liabilities	—	4,612.5	—	—	3,496.9	—
Stockholders’ Equity	—	10,914.2	—	—	10,483.8	—
Total Liabilities and Stockholders’ Equity	$—	$131,470.6	—%	$—	$117,879.4	—%
Net Interest Income/Margin (FTE Adjusted)	$796.0	$—	1.36%	$854.9	$—	1.59%
Net Interest Income/Margin (Unadjusted)	$780.2	$—	1.33%	$839.4	$—	1.56%

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE(7)

	SIX MONTHS ENDED JUNE 30, 2020/2019
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	NET (DECREASE) INCREASE
Earning Assets (FTE)	$110.8	$(478.0)	$(367.2)
Interest-Related Funds	30.3	(338.6)	(308.3)
Increase (Decrease) in Net Interest Income (FTE)	$80.5	$(139.4)	$(58.9)

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
(4)Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(5)Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits as presented on the consolidated balance sheets.
(6)Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.
(7)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes: Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $15.8 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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

Net interest income, stated on an FTE basis decreased from the prior-year period, primarily due to a lower net interest margin, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, loans, and securities. Funding of the balance sheet reflected higher levels of client deposits. The increase in average client deposit balance resulted from the large inflows experienced at the end of the first quarter caused by client reaction to current economic and market conditions. Average non-U.S. offices interest-bearing deposits comprised 72% of total average interest-bearing deposits for the six months ended June 30, 2020.
The net interest margin on an FTE basis decreased from the prior-year period, primarily due to lower interest rates. Low levels of market interest rates are expected to continue to impact adversely our net interest income.
Federal Reserve and other central bank deposits and other averaged $25.1 billion and increased $5.4 billion, or 27%, from $19.7 billion in the prior-year period. Average securities were $52.4 billion and increased $2.0 billion, or 4%, from $50.4 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $741.2 million, $228.0 million and $57.2 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Loans and leases averaged $33.9 billion and increased $2.8 billion, or 9%, from $31.1 billion in the prior-year period, primarily reflecting higher levels of commercial and institutional, private client, and commercial real estate, partially offset by lower levels of residential real estate. Commercial and institutional loans averaged $10.8 billion and increased $1.7 billion, or 18%, from $9.1 billion for the prior-year period. Private client loans averaged $11.3 billion and increased $394.7 million, or 4%, from $10.9 billion for the prior-year period. Commercial real estate loans averaged $3.1 billion and increased $197.3 million, or 7%, from $2.9 billion for the prior-year period. Residential real estate loans averaged $6.1 billion and decreased $398 million, or 6%, from $6.5 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits increased $9.9 billion, or 14%, to an average of $82.4 billion in the current period from $72.5 billion in the prior-year period. Other interest-bearing funds decreased $580.4 million, or 4%, to an average of $13.0 billion in the current period from $13.6 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $426.1 million, or 2%, to $22.5 billion in the current period from $22.1 billion in the prior-year period primarily resulting from higher levels of demand and other noninterest-bearing deposits and other liabilities, partially offset by other assets.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Provision for Credit Losses
The Corporation adopted ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. Upon adoption of ASU 2016-13, the Corporation recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The provision for credit losses for the six months ended June 30, 2020 was $127.0 million primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios. The provision for credit losses for the six months ended June 30, 2019 was a credit provision of $6.5 million primarily driven by a decrease in the allowance for the residential real estate portfolio driven by reductions in outstanding loans, partially offset by increases for the private client and commercial portfolios driven by lower credit quality, which resulted in a net reduction in the inherent allowance.
Net recoveries in the current-year period totaled $1.9 million resulting from $2.2 million of charge-offs and $4.1 million of recoveries, compared to net recoveries of $2.4 million in the prior-year period resulting from $1.6 million of charge-offs and $4.0 million of recoveries.
Residential real estate, commercial and institutional, and commercial real estate loans accounted for 65%, 32%, and 3%, respectively, of total nonaccrual loans and leases at June 30, 2020. Residential real estate, commercial and institutional, commercial real estate and non-U.S. loans accounted for 87%, 9%, 3%, and 1%, respectively, of total nonaccrual loans and leases at June 30, 2019. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section beginning on page 26.
Noninterest Expense
The components of noninterest expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Compensation	$960.1	$937.5	$22.6	2%
Employee Benefits	188.3	175.0	13.3	8
Outside Services	369.0	374.8	(5.8)	(2)
Equipment and Software	326.4	295.5	30.9	10
Occupancy	111.1	102.5	8.6	8
Other Operating Expense	147.6	149.6	(2.0)	(1)
Total Noninterest Expense	$2,102.5	$2,034.9	$67.6	3%
Compensation expense, the largest component of noninterest expense increased compared to the prior-year period, primarily reflecting higher salary expense, driven by staff growth and base pay adjustments, and a one-time supplemental payment to certain employees in response to the COVID-19 pandemic, partially offset by lower cash-based incentive accruals.
Employee benefits expense increased compared to the prior-year period, primarily reflecting higher retirement plan expenses.
Outside services expense decreased compared to the prior-year period, primarily reflecting lower data processing, consulting and subcustodian fees, partially offset by higher third-party advisory and technical services costs.
Equipment and software expense increased compared to the prior-year period, primarily due to higher depreciation and amortization and software support costs.
Occupancy expense increased compared to the prior-year period, primarily reflecting higher rent and building depreciation associated with executing workplace real estate strategies, partially offset by a reduction of an asset retirement obligation resulting from a lease renegotiation.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense decreased compared to the prior-year period, primarily driven by decreased business promotion expense due to reduced business travel and lower staff-related expense, partially offset by higher charges associated with account servicing activities and increases in various other operating expense categories.
The components of other operating expense are provided in the following table.
TABLE 21: OTHER OPERATING EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	CHANGE
Business Promotion	$26.7	$39.4	$(12.7)	(32)%
Staff Related	8.7	17.2	(8.5)	(49)
FDIC Insurance Premiums	5.4	5.2	0.2	3
Other Intangibles Amortization	8.3	8.3	—	(1)
Other Expenses	98.5	79.5	19.0	24
Total Other Operating Expense	$147.6	$149.6	$(2.0)	(1)%
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2020 was $190.4 million, representing an effective tax rate of 22.0%, compared to $222.6 million for the six months ended June 30, 2019, representing an effective tax rate of 23.2%.
The provision for income taxes decreased primarily due to decreased income before income taxes, a change in the earnings mix in tax jurisdictions in which the Corporation operates, and additional benefits related to share-based compensation arrangements and tax-exempt income, partially offset by prior-year-period income tax benefits recorded as a result of the Corporation’s international organizational restructuring.
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

REPORTING SEGMENTS (continued)
The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2020 and 2019.
TABLE 22: RESULTS OF REPORTING SEGMENTS

THREE MONTHS ENDED JUNE 30,	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
($ In Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$566.2	$549.4	$395.3	$406.1	$—	$—	$961.5	$955.5
Foreign Exchange Trading Income	68.3	57.3	3.0	3.2	—	—	71.3	60.5
Other Noninterest Income	69.0	44.8	40.8	31.5	(8.6)	(3.1)	101.2	73.2
Total Noninterest Income	703.5	651.5	439.1	440.8	(8.6)	(3.1)	1,134.0	1,089.2
Net Interest Income(1)	165.4	229.6	214.4	195.5	—	—	379.8	425.1
Revenue(1)	868.9	881.1	653.5	636.3	(8.6)	(3.1)	1,513.8	1,514.3
Provision for Credit Losses	28.8	(2.4)	37.2	(4.1)	—	—	66.0	(6.5)
Noninterest Expense	655.6	633.3	372.0	372.1	9.3	0.8	1,036.9	1,006.2
Income before Income Taxes(1)	184.5	250.2	244.3	268.3	(17.9)	(3.9)	410.9	514.6
Provision for Income Taxes(1)	41.3	58.3	60.8	67.9	(4.5)	(1.0)	97.6	125.2
Net Income	$143.2	$191.9	$183.5	$200.4	$(13.4)	$(2.9)	$313.3	$389.4
Percentage of Consolidated Net Income	45%	49%	59%	52%	(4)%	(1)%	100%	100%
Average Assets	$107,051.3	$86,696.3	$31,719.3	$29,662.6	$—	$—	$138,770.6	$116,358.9
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.7 million for both 2020 and 2019. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35.

SIX MONTHS ENDED JUNE 30,	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
($ In Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,140.6	$1,084.6	$824.5	$799.8	$—	$—	$1,965.1	$1,884.4
Foreign Exchange Trading Income	153.4	117.0	6.8	9.7	—	—	160.2	126.7
Other Noninterest Income	110.8	88.2	83.2	57.0	(5.7)	(8.2)	188.3	137.0
Total Noninterest Income	1,404.8	1,289.8	914.5	866.5	(5.7)	(8.2)	2,313.6	2,148.1
Net Interest Income(1)	376.7	464.4	419.3	390.5	—	—	796.0	854.9
Revenue(1)	1,781.5	1,754.2	1,333.8	1,257.0	(5.7)	(8.2)	3,109.6	3,003.0
Provision for Credit Losses	54.5	(3.5)	72.5	(3.0)	—	—	127.0	(6.5)
Noninterest Expense	1,314.9	1,281.3	766.4	752.0	21.2	1.6	2,102.5	2,034.9
Income before Income Taxes(1)	412.1	476.4	494.9	508.0	(26.9)	(9.8)	880.1	974.6
Provision for Income Taxes(1)	91.2	111.9	121.7	128.7	(6.7)	(2.5)	206.2	238.1
Net Income	$320.9	$364.5	$373.2	$379.3	$(20.2)	$(7.3)	$673.9	$736.5
Percentage of Consolidated Net Income	48%	49%	55%	52%	(3)%	(1)%	100%	100%
Average Assets	$99,910.1	$88,512.4	$31,560.5	$29,367.0	$—	$—	$131,470.6	$117,879.4
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.8 million for 2020 and $15.5 million for 2019. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services
For the quarter ended June 30, 2020, C&IS net income decreased $48.7 million, or 25%, from the prior-year quarter, primarily reflecting lower net interest income, an increase in the provision for credit losses, and higher noninterest expense, partially offset by higher noninterest income. Noninterest income increased $52.0 million, or 8%, from the prior-year quarter, primarily reflecting higher other noninterest income, trust, investment and other servicing fees, and foreign exchange trading income.
For the six months ended June 30, 2020, C&IS net income decreased $43.6 million, or 12%, from the prior-year period, primarily reflecting lower net interest income, an increase in the provision for credit losses, and higher noninterest expense, partially offset by higher noninterest income. Noninterest income increased $115.0 million, or 9%, from the prior-year period, primarily reflecting higher trust, investment and other servicing fees, foreign exchange trading income, and other noninterest income.
For an explanation of C&IS trust, investment, and other servicing fees, please see the “Trust, Investment and Other Servicing Fees” sections of the MD&A.
For the quarter ended June 30, 2020, foreign exchange trading income increased $11.0 million, or 19%, from the prior-year quarter and for the six months ended June 30, 2020, foreign exchange trading income increased $36.4 million, or 31%, from the prior-year period. The increase in both the three- and six-month periods ended June 30, 2020 was primarily due to higher client volumes and increased market volatility.
For the quarter ended June 30, 2020, net interest income stated on an FTE basis decreased $64.2 million, or 28%, from the prior-year quarter and decreased $87.7 million, or 19%, from the prior-year period for the six months ended June 30, 2020. The decrease for the three and six months ended June 30, 2020 primarily reflected a lower net interest margin driven by declining short-term interest rates, partially offset by higher deposit balances and loan volumes. Average earning assets increased to $95.9 billion in the current quarter from $77.9 billion in the prior-year quarter and increased to $88.8 billion in the six-month period ended June 30, 2020 from $79.8 billion in the prior-year period. The earning assets and funding sources in C&IS for the three and six months ended June 30, 2020 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The C&IS provision for credit losses for the three and six months ended June 30, 2020, was $28.8 million and $54.5 million, respectively, compared with a credit provision under the previous “incurred loss” model of $2.4 million and $3.5 million for the three and six months ended June 30, 2019, respectively.
The provision for the three months ended June 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional portfolio. The provision for the six months ended June 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts on the commercial and institutional portfolio.
For the quarter ended June 30, 2020, C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $22.3 million, or 4%, from the prior-year quarter, primarily reflecting higher charges associated with account servicing activities, expense allocations and compensation expense, partially offset by lower outside services expense and business promotion expense due to reduced business travel.
For the six months ended June 30, 2020, C&IS noninterest expense increased $33.6 million, or 3%, from the prior-year period, primarily reflecting higher expense allocations, higher charges associated with account servicing activities, compensation expense, and employee benefit expense, partially offset by lower business promotion expense due to reduced business travel and outside services expense.

REPORTING SEGMENTS (continued)
Wealth Management
For the quarter ended June 30, 2020, Wealth Management net income decreased $16.9 million, or 8%, from the prior-year quarter primarily due to an increase in the provision for credit losses in the current quarter and lower trust, investment and other servicing fees, partially offset by higher net interest income and other noninterest income. Noninterest income decreased $1.7 million from the prior-year quarter, primarily reflecting lower trust, investment and other servicing fees, partially offset by higher other noninterest income.
For the six months ended June 30, 2020, Wealth Management net income decreased $6.1 million, or 2%, from the prior-year period primarily due to an increase in the provision for credit losses in the current period, partially offset by higher net interest income, other noninterest income, and trust, investment and other servicing fees. Noninterest income increased $48.0 million, or 6%, from the prior-year period primarily reflecting higher other noninterest income and trust, investment and other servicing fees.
For an explanation of Wealth Management trust, investment, and other servicing fees, please see the “Trust, Investment and Other Servicing Fees” sections of the MD&A.
For the quarter ended June 30, 2020, other noninterest income increased $9.3 million, or 30%, from the prior-year quarter, and for the six months ended June 30, 2020, other noninterest income increased $26.2 million, or 46%, from the prior-year period. The increase in both the three- and six-month periods ended June 30, 2020 primarily resulted from an increase in securities commissions and trading income.
For the quarter ended June 30, 2020, net interest income stated on an FTE basis increased $18.9 million, or 10%, from the prior-year quarter and increased $28.8 million, or 7%, from the prior-year period for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2020 primarily reflected higher net interest allocation from Treasury and Other and higher deposit and loan balances, partially offset by lower interest rates. Average earning assets increased $1.5 billion to $29.2 billion in the current quarter from $27.7 billion in the prior-year quarter and increased $769.0 million to $29.1 billion in the six-month period ended June 30, 2020 from $28.4 billion in the prior-year period. Earning assets and funding sources for the three and six months ended June 30, 2020 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The Wealth Management provision for credit losses was $37.2 million and $72.5 million for the three and six months ended June 30, 2020, respectively, and a credit provision under the previous “incurred loss” model of $4.1 million and $3.0 million for the three and six months ended June 30, 2019, respectively.
The provision for the three months ended June 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the commercial and institutional and commercial real estate portfolios. The provision for the six months ended June 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the commercial and institutional and commercial real estate portfolios.
For the quarter ended June 30, 2020, Wealth Management noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, remained relatively unchanged from the prior-year quarter, primarily reflecting higher expense allocations, partially offset by lower business promotion expense due to reduced business travel.
For the six months ended June 30, 2020, Wealth Management noninterest expense increased $14.4 million, or 2%, from the prior-year quarter, primarily reflecting higher expense allocations and employee benefits, partially offset by lower business promotion expense due to reduced business travel.

REPORTING SEGMENTS (continued)
Treasury and Other
For the quarter ended June 30, 2020, Treasury and Other noninterest income decreased $5.5 million from the prior-year quarter, due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares. For the six months ended June 30, 2020, noninterest income increased $2.5 million from the prior-year period, due to lower expenses for existing swap agreements related to Visa Inc. Class B common shares.
For the quarter ended June 30, 2020, noninterest expense increased $8.5 million from the prior-year quarter, primarily due to costs associated with executing workplace real estate strategies. For the six months ended June 30, 2020, noninterest expense increased $19.6 million from the prior-year period, primarily due to costs associated with executing workplace real estate strategies and higher compensation expense related to a one-time supplemental payment to employees in response to the COVID-19 pandemic.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 23: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2020	DECEMBER 31, 2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$42.2	$33.8	$8.4	25%
Interest-Bearing Due from and Deposits with Banks(2)	4.9	7.0	(2.1)	(30)
Federal Funds Sold and Securities Purchased under Agreements to Resell	1.5	0.7	0.8	111
Total Securities(3)	56.3	52.3	4.0	8
Loans and Leases	33.8	31.4	2.4	7
Total Earning Assets	138.7	125.2	13.5	11
Total Assets	151.4	136.8	14.6	11
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	93.4	82.8	10.6	13
Demand and Other Noninterest-Bearing Deposits	28.6	26.3	2.3	9
Short-Term Borrowings	8.2	7.8	0.4	6
Total Stockholders’ Equity	11.4	11.1	0.3	3
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
TABLE 24: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2020	2019	CHANGE		2020	2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$30.3	$19.2	$11.1	58%	$25.1	$19.7	$5.4	27%
Interest-Bearing Due from and Deposits with Banks(2)	5.5	5.8	(0.3)	(5)	5.7	6.1	(0.4)	(7)
Federal Funds Sold and Securities Purchased under Agreements to Resell	1.0	0.7	0.3	51	0.8	0.8	—	2
Total Securities(3)	52.9	48.9	4.0	8	52.4	50.4	2.0	4
Loans and Leases	35.5	31.1	4.4	14	33.9	31.2	2.7	9
Total Earning Assets	125.2	105.7	19.5	18	117.9	108.2	9.7	9
Total Assets	138.8	116.4	22.4	19	131.5	117.9	13.6	12
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	89.0	71.5	17.5	24	82.4	72.5	9.9	14
Demand and Other Noninterest-Bearing Deposits	21.9	17.8	4.1	23	20.6	17.8	2.8	15
Short-Term Borrowings	7.4	9.4	(2.0)	(22)	8.5	10.0	(1.5)	(14)
Total Stockholders’ Equity	11.0	10.5	0.5	5	10.9	10.5	0.4	4
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
Stockholders’ Equity. The increase in average stockholders’ equity was primarily attributable to earnings and accumulated other comprehensive income since the prior-year period, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.

CONSOLIDATED BALANCE SHEETS (continued)
During the three and six months ended June 30, 2020, the Corporation declared cash dividends totaling $148.2 million and $296.8 million to common stockholders, and cash dividends totaling $4.8 million and $23.8 million to preferred stockholders, respectively.
As the Corporation suspended its open-market share repurchase program on March 16, 2020, the only shares repurchased during the three months ended June 30, 2020 were 3,349 shares of common stock withheld upon the vesting of share-based compensation at a total cost of $0.2 million ($79.19 average price per share) to satisfy tax withholding obligations. During the six months ended June 30, 2020, the Corporation repurchased 3,244,087 shares of common stock, including 500,211 shares withheld related to share-based compensation, at a total cost of $297.0 million ($91.55 average price per share).
During the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases will be permitted by these institutions and dividend payments will be limited to the amount paid in the second quarter and may not exceed the payor’s average net income for the four preceding quarters.

ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality held to maturity debt securities portfolio, with 46% of the portfolio at June 30, 2020 composed of U.S. Treasury and government-sponsored agency securities and other triple-A rated debt securities. The remaining held to maturity debt securities portfolio was comprised of 15% rated double-A, 28% rated below double-A, and 11% not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Net unrealized gains within the investment securities portfolio totaled $825.7 million at June 30, 2020, compared to net unrealized gains of $118.9 million as of December 31, 2019. Net unrealized gains as of June 30, 2020 were comprised of $976.1 million and $150.4 million of gross unrealized gains and losses, respectively. As of June 30, 2020, unrealized losses within available for sale securities of $21.9 million and $24.4 million related to government sponsored agency and other asset-backed securities, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. Unrealized losses related to corporate debt securities with no credit losses reported of $2.7 million are primarily attributable to changes in credit spreads since purchase.
As of June 30, 2020, 22% of the corporate debt securities available for sale portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities.
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
TABLE 25: NONACCRUAL ASSETS

($ In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$31.7	$7.6
Commercial Real Estate	2.6	3.6
Non-U.S.	—	—
Total Commercial	34.3	11.2
Personal
Residential Real Estate	$64.2	$71.4
Private Client	—	0.5
Non-U.S.	—	0.5
Total Personal	64.2	72.4
Total Nonaccrual Loans and Leases	98.5	83.6
Other Real Estate Owned	0.9	3.2
Total Nonaccrual Assets	$99.4	$86.8
90 Day Past Due Loans Still Accruing	$12.8	$7.4
Nonaccrual Loans and Leases to Total Loans and Leases	0.29%	0.27%
Coverage of Loan and Lease Allowance to Nonaccrual Loans and Leases	2.1x	1.3x
Nonaccrual assets of $99.4 million as of June 30, 2020 increased primarily related to an increase in the commercial and institutional portfolio primarily due to four new nonaccrual loans, partially offset by a decrease in the residential real estate portfolio due to net payoffs. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual level and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective level within the allowance for credit losses.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Leases and Other Real Estate Owned (continued)
For additional information relating to the loans and leases portfolio, refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
The Corporation adopted ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. Upon adoption of ASU 2016-13, the Corporation recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

The allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, debt securities held to maturity, and other financial assets, was $210.2 million, $49.0 million, $6.5 million, and $1.3 million, respectively as of June 30, 2020. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and six months ended June 30, 2020 and 2019 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

The following table shows the allowance evaluated on an individual and collective level for the loans and leases portfolio by segment and class.
TABLE 26: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	JUNE 30, 2020		DECEMBER 31, 2019
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Level	$11.2	—%	$6.9	—%
Evaluated on a Collective Level
Commercial
Commercial and Institutional	109.4	32	35.3	29
Commercial Real Estate	61.8	10	33.0	10
Lease Financing, net	0.5	—	0.1	—
Non-U.S.	26.0	4	—	5
Other	0.1	1	0.2	1
Total Commercial	197.8	47	68.6	45
Personal
Residential Real Estate	35.4	18	27.0	19
Private Client	13.0	34	20.5	35
Non-U.S.	1.8	1	—	1
Other	—	—	1.4	—
Total Personal	50.2	53	48.9	55
Total Allowance Evaluated on a Collective Level	$248.0	100%	$117.5	100%
Total Allowance for Credit Losses	$259.2	100%	$124.4	100%
Allowance Assigned to
Loans and Leases	$210.2		$104.5
Undrawn Commitments and Standby Letters of Credit	49.0		19.9
Total Allowance for Credit Losses	$259.2		$124.4
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.62%		0.33%

STATEMENTS OF CASH FLOWS

The following discusses the statement of cash flow activities for the six months ended June 30, 2020 and 2019.
TABLE 27: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019
Net cash provided by (used in):
Operating activities	$498.4	$378.5
Investing activities	(14,291.3)	7,331.3
Financing activities	13,870.6	(7,015.4)
Effect of Foreign Currency Exchange Rates on Cash	(74.7)	72.3
Change in Cash and Due from Banks	$3.0	$766.7

Operating Activities
Net cash provided by operating activities of $498.4 million for the six months ended June 30, 2020 was primarily attributable to period earnings, net changes in other operating activities, and the impact of higher non-cash charges such as amortization of computer software and the provision for credit losses, partially offset by higher net collateral deposited with derivative counterparties.

For the six months ended June 30, 2019, net cash provided by operating activities of $378.5 million was primarily attributable to period earnings, lower net collateral deposited with derivative counterparties, and the impact of non-cash charges such as amortization of computer software, partially offset by net changes in other operating activities and an increase in accounts receivable.
Investing Activities
Net cash used in investing activities of $14.3 billion for the six months ended June 30, 2020 was primarily attributable to increased levels of Federal Reserve and other central bank deposits, net purchases of debt securities held to maturity, higher levels of loans and leases and client security settlement receivables, partially offset by lower levels of interest-bearing deposits with banks.
For the six months ended June 30, 2019, net cash provided by investing activities of $7.3 billion was primarily attributable to net proceeds from sale of debt securities held to maturity, decreased levels of Federal Reserve and other central bank deposits, and lower levels of loans and leases, partially offset by the payment of premiums related to the bank-owned life insurance program.
Financing Activities
Net cash provided by financing activities of $13.9 billion for the six months ended June 30, 2020 was primarily attributable to increased levels of total deposits, proceeds from the issuance of senior notes, and increased levels of short-term borrowings, partially offset by decreased levels of securities sold under agreements to repurchase and the redemption by the Corporation of the Series C Non-Cumulative Perpetual Preferred Stock. The increase in total deposits was primarily attributable to higher levels of interest-bearing non-U.S. offices client deposits, domestic noninterest-bearing deposits, and savings, money market and other interest-bearing deposits.
For the six months ended June 30, 2019, net cash used in financing activities of $7.0 billion was primarily attributable to decreased levels of total deposits, federal funds purchased, and the repurchase of common stock pursuant to the Corporation’s share repurchase program, partially offset by the proceeds from the issuance of senior notes. The decrease in total deposits was primarily attributable to lower levels of non-U.S. offices interest-bearing client deposits, partially offset by savings, money market and other interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2020, exceeding the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer is effective October 1, 2020 and results in a common equity tier 1 capital ratio minimum requirement of 7.0%.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 28: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	JUNE 30, 2020		MARCH 31, 2020		JUNE 30, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	13.4%	13.9%	11.7%	12.9%	13.2%	13.5%	N/A	4.5%
Tier 1 Capital	14.6	15.2	12.8	14.1	14.5	14.8	6.0	6.0
Total Capital	16.5	16.8	14.5	15.7	16.4	16.5	10.0	8.0
Tier 1 Leverage	7.6	7.6	8.1	8.1	8.6	8.6	N/A	4.0
Supplementary Leverage	N/A	9.0	N/A	7.2	N/A	7.6	N/A	3.0

Capital Ratios — The Northern Trust Company	JUNE 30, 2020		MARCH 31, 2020		JUNE 30, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	13.9%	14.7%	12.0%	13.5%	13.4%	14.1%	6.5%	4.5%
Tier 1 Capital	13.9	14.7	12.0	13.5	13.4	14.1	8.0	6.0
Total Capital	15.7	16.2	13.6	14.9	15.1	15.7	10.0	8.0
Tier 1 Leverage	7.3	7.3	7.6	7.6	7.8	7.8	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	6.8	N/A	6.9	3.0	3.0
CRITICAL ACCOUNTING ESTIMATES

For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019. The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The U.S. Securities and Exchange Commission (SEC) has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations.

For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses and pension plan accounting. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors (Audit Committee). For a description of Northern Trust’s estimate related to pension plan accounting, refer to the Critical Accounting Estimates section in the Annual Report on Form 10-K for the year ended December 31, 2019. For a description of Northern Trust’s estimate related to the allowance for credit losses, refer to the Critical Accounting Estimates section in the Form 10-Q for the quarter ended March 31, 2020. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements and Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In January 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815):

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS (continued)
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
The NII sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate NII sensitivity given uncertainty in the assumptions. The following key assumptions are incorporated into the simulation:

▪the balance sheet size and mix remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain nonmaturity deposits that are considered short-term in nature and therefore receive a more conservative interest-bearing treatment;
▪prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;
▪cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;
▪nonmaturity deposit pricing is projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies/or judgment; and
▪new business rates are based on current spreads to market indices.

MARKET RISK MANAGEMENT (continued)

The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point upward and 100 basis point downward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 29: NET INTEREST INCOME SENSITIVITY AS OF JUNE 30, 2020

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$180
200 Basis Points	325
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$73
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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions. Many of the assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

▪the present value of nonmaturity deposits are estimated using dynamic decay methodologies or estimated remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management judgment — some balances are assumed to be core and have longer lives while other balances are assumed to be temporary and have comparatively shorter lives;
▪the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values; and
▪Monte Carlo simulation is used to generate forward interest rate paths.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 basis point shock down from current market implied forward rates.
TABLE 30: MARKET VALUE OF EQUITY SENSITIVITY AS OF JUNE 30, 2020

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$207
200 Basis Points	67
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$523
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
During the three and six months ended June 30, 2020, Northern Trust experienced no days with an actual trading loss in excess of the daily value-at-risk estimate.
The table below presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 31: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2020	MARCH 31, 2020	JUNE 30, 2020	MARCH 31, 2020
High	$0.4	$0.3	$0.4	$0.4	$0.3	$0.1
Low	0.1	—	0.1	—	0.1	—
Average	0.2	0.1	0.1	0.1	0.1	0.1
Quarter-End	0.3	0.2	0.1	0.1	0.3	0.1

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
TABLE 32: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2020	2019	2020	2019
Net Interest Income
Interest Income - GAAP	$406.3	$640.2	$935.5	$1,303.0
Add: FTE Adjustment	7.7	7.7	15.8	15.5
Interest Income (FTE) - Non-GAAP	$414.0	$647.9	$951.3	$1,318.5

Net Interest Income - GAAP	$372.1	$417.4	$780.2	$839.4
Add: FTE Adjustment	7.7	7.7	15.8	15.5
Net Interest Income (FTE) - Non-GAAP	$379.8	$425.1	$796.0	$854.9

Net Interest Margin - GAAP	1.20%	1.58%	1.33%	1.56%
Net Interest Margin (FTE) - Non-GAAP	1.22%	1.61%	1.36%	1.59%

Total Revenue
Total Revenue - GAAP	$1,506.1	$1,506.6	$3,093.8	$2,987.5
Add: FTE Adjustment	7.7	7.7	15.8	15.5
Total Revenue (FTE) - Non-GAAP	$1,513.8	$1,514.3	$3,109.6	$3,003.0

FORWARD-LOOKING STATEMENTS

This report may include statements which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified typically by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements, other than those related to historical facts, that relate to Northern Trust’s financial results and outlook; capital adequacy; dividend policy and share repurchase program; accounting estimates and assumptions; credit quality including allowance levels; future pension plan contributions; effective tax rate; anticipated expense levels; contingent liabilities; acquisitions; strategies; market and industry trends; and expectations regarding the impact of accounting pronouncements and legislation. These statements are based on Northern Trust’s current beliefs and expectations of future events or future results, and involve risks and uncertainties that are difficult to predict and subject to change. These statements are also based on assumptions about many important factors, including:

•financial market disruptions or economic recession or depression in the United States or other countries across the globe resulting from any of a number of factors, including, for example, the ongoing COVID-19 pandemic and governmental and societal responses thereto;
•volatility or changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets held in particular investment funds or client portfolios, including those funds, portfolios, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;
•the impact of equity markets on fee revenue;
•the downgrade of U.S. government-issued and other securities;
•changes in foreign exchange trading client volumes and volatility in foreign currency exchange rates, changes in the valuation of the U.S. dollar relative to other currencies in which Northern Trust records revenue or accrues expenses, and Northern Trust’s success in assessing and mitigating the risks arising from all such changes and volatility;
•a decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions;
•Northern Trust’s ability to address operating risks, including those related to cyber-security, data security, human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;
•Northern Trust’s success in responding to and investing in changes and advancements in technology;
•a significant downgrade of any of Northern Trust’s debt ratings;
•the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;
•uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;
•changes in the availability of the London Interbank Offered Rate (LIBOR) or the calculation of alternative interest rate benchmarks;
•the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;
•changes in interest rates or in the monetary or other policies of various regulatory authorities or central banks;
•changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including Northern Trust;
•increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the United States and other countries, such as anti-money laundering, anti-bribery, and data privacy;
•failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;
•changes in tax laws, accounting requirements or interpretations and other legislation in the United States or other countries that could affect Northern Trust or its clients;
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as natural disasters, pandemics, terrorist events and war, and the responses of the United States and other countries to those events;
•the departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” and any negative effects thereof on global economic conditions, global financial markets, and our business and results of operations;
•changes in the nature and activities of Northern Trust’s competition;
•Northern Trust’s success in maintaining existing business and continuing to generate new business in existing and targeted markets and its ability to deploy deposits in a profitable manner consistent with its liquidity requirements;

FORWARD-LOOKING STATEMENTS (continued)

•Northern Trust’s ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements;
•Northern Trust’s ability to maintain a product mix that achieves acceptable margins;
•Northern Trust’s ability to continue to generate investment results that satisfy clients and to develop an array of investment products;
•Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;
•Northern Trust’s success in implementing its expense management initiatives;
•uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;
•Northern Trust’s success in continuing to enhance its risk management practices and controls and managing risks inherent in its businesses, including credit risk, operational risk, market and liquidity risk, fiduciary risk, compliance risk and strategic risk;
•risks and uncertainties inherent in the litigation and regulatory processes, including the possibility that losses may be in excess of Northern Trust’s recorded liability and estimated range of possible loss for litigation exposures;
•risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary;
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2020	DECEMBER 31, 2019
	(Unaudited)
ASSETS
Cash and Due from Banks	$4,462.2	$4,459.2
Federal Reserve and Other Central Bank Deposits	42,274.6	33,886.0
Interest-Bearing Deposits with Banks	2,793.8	4,877.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,505.5	712.8
Debt Securities
Available for Sale (Amortized cost of $39,124.7 and $38,722.2)	39,968.9	38,876.3
Held to Maturity (Fair value of $15,223.4 and $12,249.3)	15,241.9	12,284.5
Trading Account	1.0	0.3
Total Debt Securities	55,211.8	51,161.1
Loans and Leases
Commercial	15,769.8	14,001.3
Personal	17,987.5	17,408.3
Total Loans and Leases (Net of unearned income of $14.8 and $14.1)	33,757.3	31,409.6
Allowance for Credit Losses	(218.0)	(104.5)
Buildings and Equipment	501.0	483.3
Client Security Settlement Receivables	2,069.9	845.7
Goodwill	690.6	696.8
Other Assets	8,384.2	8,401.3
Total Assets	$151,432.9	$136,828.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$18,116.3	$14,114.7
Savings, Money Market and Other Interest-Bearing	24,657.6	21,441.5
Savings Certificates and Other Time	1,505.7	986.7
Non U.S. Offices — Noninterest-Bearing	10,497.0	12,177.4
— Interest-Bearing	67,277.5	60,400.3
Total Deposits	122,054.1	109,120.6
Federal Funds Purchased	714.7	552.9
Securities Sold Under Agreements to Repurchase	36.5	489.7
Other Borrowings	7,477.9	6,744.8
Senior Notes	3,667.3	2,573.0
Long-Term Debt	1,200.4	1,148.1
Floating Rate Capital Debt	277.7	277.7
Other Liabilities	4,622.1	4,830.6
Total Liabilities	140,050.7	125,737.4
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 0 and 16,000	—	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,092,630 and 209,709,046	408.6	408.6
Additional Paid-In Capital	951.5	1,013.1
Retained Earnings	11,988.4	11,656.7
Accumulated Other Comprehensive Income (Loss)	370.4	(194.7)
Treasury Stock (37,078,894 and 35,462,478 shares, at cost)	(3,221.6)	(3,066.1)
Total Stockholders’ Equity	11,382.2	11,091.0
Total Liabilities and Stockholders’ Equity	$151,432.9	$136,828.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$961.5	$955.5	$1,965.1	$1,884.4
Foreign Exchange Trading Income	71.3	60.5	160.2	126.7
Treasury Management Fees	11.4	11.2	22.4	22.9
Security Commissions and Trading Income	33.2	23.4	74.9	46.7
Other Operating Income	56.5	38.9	90.9	67.9
Investment Security Gains (Losses), net (Note)	0.1	(0.3)	0.1	(0.5)
Total Noninterest Income	1,134.0	1,089.2	2,313.6	2,148.1
Net Interest Income
Interest Income	406.3	640.2	935.5	1,303.0
Interest Expense	34.2	222.8	155.3	463.6
Net Interest Income	372.1	417.4	780.2	839.4
Provision for Credit Losses	66.0	(6.5)	127.0	(6.5)
Net Interest Income after Provision for Credit Losses	306.1	423.9	653.2	845.9
Noninterest Expense
Compensation	460.3	455.5	960.1	937.5
Employee Benefits	90.4	89.3	188.3	175.0
Outside Services	176.2	186.4	369.0	374.8
Equipment and Software	164.2	147.2	326.4	295.5
Occupancy	60.0	50.9	111.1	102.5
Other Operating Expense	85.8	76.9	147.6	149.6
Total Noninterest Expense	1,036.9	1,006.2	2,102.5	2,034.9
Income before Income Taxes	403.2	506.9	864.3	959.1
Provision for Income Taxes	89.9	117.5	190.4	222.6
Net Income	$313.3	$389.4	$673.9	$736.5
Preferred Stock Dividends	4.8	5.9	35.3	23.2
Net Income Applicable to Common Stock	$308.5	$383.5	$638.6	$713.3
Per Common Share
Net Income – Basic	$1.47	$1.76	$3.03	$3.25
– Diluted	1.46	1.75	3.02	3.23
Average Number of Common Shares Outstanding
– Basic	208,068,635	216,139,033	208,474,883	217,182,123
– Diluted	208,568,357	217,169,539	209,192,590	218,214,075

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses prior to the adoption of ASU 2016-13	$—	$(0.2)	$—	$(0.2)
Other Security Gains (Losses), net	0.1	(0.1)	0.1	(0.3)
Investment Security Gains (Losses), net	$0.1	$(0.3)	$0.1	$(0.5)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Net Income	$313.3	$389.4	$673.9	$736.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Debt Securities Available for Sale	318.1	162.4	517.8	248.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	(3.3)	4.8	4.0	0.5
Net Foreign Currency Adjustments	2.0	14.1	27.7	28.9
Net Pension and Other Postretirement Benefit Adjustments	8.6	4.2	15.6	16.5
Other Comprehensive Income	325.4	185.5	565.1	293.9
Comprehensive Income	$638.7	$574.9	$1,239.0	$1,030.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Balance at January 1, 2020	$1,273.4	$408.6	$1,013.1	$11,646.6	$(194.7)	$(3,066.1)	$11,080.9
Net Income	—	—	—	360.6	—	—	360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	239.7	—	239.7
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.6)	—	—	(148.6)
Preferred Stock	—	—	—	(19.0)	—	—	(19.0)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(74.8)	—	—	137.7	62.9
Stock Purchased	—	—	—	—	—	(296.8)	(296.8)
Balance at March 31, 2020	$884.9	$408.6	$938.3	$11,828.1	$45.0	$(3,225.2)	$10,879.7
Net Income	—	—	—	313.3	—	—	313.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	325.4	—	325.4
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(4.8)	—	—	(4.8)
Stock Awards and Options Exercised	—	—	13.2	—	—	3.8	17.0
Stock Purchased	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	$884.9	$408.6	$951.5	$11,988.4	$370.4	$(3,221.6)	$11,382.2
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2019
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2019	$882.0	$408.6	$1,068.5	$10,776.8	$(453.7)	$(2,173.9)	$10,508.3
Net Income	—	—	—	347.1	—	—	347.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	108.4	—	108.4
Dividends Declared:
Common Stock, $0.60 per share	—	—	—	(133.7)	—	—	(133.7)
Preferred Stock	—	—	—	(17.3)	—	—	(17.3)
Stock Awards and Options Exercised	—	—	(65.2)	—	—	126.0	60.8
Stock Purchased	—	—	—	—	—	(257.4)	(257.4)
Balance at March 31, 2019	$882.0	$408.6	$1,003.3	$10,972.9	$(345.3)	$(2,305.3)	$10,616.2
Net Income	—	—	—	389.4	—	—	389.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	185.5	—	185.5
Dividends Declared:
Common Stock, $0.60 per share	—	—	—	(130.9)	—	—	(130.9)
Preferred Stock	—	—	—	(5.9)	—	—	(5.9)
Stock Awards and Options Exercised	—	—	10.5	—	—	11.9	22.4
Stock Purchased	—	—	—	—	—	(271.2)	(271.2)
Balance at June 30, 2019	$882.0	$408.6	$1,013.8	$11,225.5	$(159.8)	$(2,564.6)	$10,805.5
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$673.9	$736.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	(0.1)	0.5
Amortization and Accretion of Securities and Unearned Income, net	39.8	37.6
Provision for Credit Losses	127.0	(6.5)
Depreciation on Buildings and Equipment	57.6	49.7
Amortization of Computer Software	182.7	168.3
Amortization of Intangibles	8.3	8.3
Pension Plan Contributions	(10.6)	(3.0)
Change in Receivables	(39.4)	(470.3)
Change in Interest Payable	(16.1)	(5.3)
Change in Collateral With Derivative Counterparties, net	(867.4)	357.3
Other Operating Activities, net	342.7	(494.6)
Net Cash Provided by Operating Activities	498.4	378.5
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(763.0)	509.4
Change in Interest-Bearing Deposits with Banks	2,057.8	76.7
Net Change in Federal Reserve and Other Central Bank Deposits	(8,444.3)	2,492.8
Purchases of Debt Securities – Held to Maturity	(15,952.0)	(6,321.1)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	12,887.2	10,272.9
Purchases of Debt Securities – Available for Sale	(5,186.5)	(4,361.7)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	4,556.7	3,772.5
Change in Loans and Leases	(2,350.3)	1,513.3
Purchases of Buildings and Equipment	(76.6)	(27.7)
Purchases and Development of Computer Software	(187.8)	(208.8)
Change in Client Security Settlement Receivables	(1,159.2)	331.2
Bank-Owned Life Insurance Policy Premiums	—	(1,000.0)
Other Investing Activities, net	326.7	281.8
Net Cash (Used in) Provided by Investing Activities	(14,291.3)	7,331.3
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	13,425.2	(4,303.7)
Change in Federal Funds Purchased	161.8	(2,226.1)
Change in Securities Sold under Agreements to Repurchase	(453.2)	(43.8)
Change in Short-Term Other Borrowings	747.7	(145.2)
Redemption of Preferred Stock - Series C	(400.0)	—
Proceeds from Senior Notes	993.2	498.0
Treasury Stock Purchased	(297.0)	(528.6)
Net Proceeds from Stock Options	10.6	9.1
Cash Dividends Paid on Common Stock	(293.0)	(251.9)
Cash Dividends Paid on Preferred Stock	(25.0)	(23.2)
Other Financing Activities, net	0.3	—
Net Cash Provided by (Used in) Financing Activities	13,870.6	(7,015.4)
Effect of Foreign Currency Exchange Rates on Cash	(74.7)	72.3
Change in Cash and Due from Banks	3.0	766.7
Cash and Due from Banks at Beginning of Year	4,459.2	4,581.6
Cash and Due from Banks at End of Year	$4,462.2	$5,348.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$174.7	$469.2
Income Taxes Paid	189.7	233.0
Transfers from Loans to OREO	0.2	2.5
Transfers from Debt Securities Available for Sale to Debt Securities Held to Maturity	301.5	—
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2020 and 2019, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019.
Note 2 – Recent Accounting Pronouncements

On January 1, 2020, Northern Trust adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available for sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary-impairment model under legacy GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans.

Upon adoption of ASU 2016-13, Northern Trust recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes, on January 1, 2020. Northern Trust did not restate comparative periods for the effects of applying ASU 2016-13. There was no significant impact to Northern Trust’s consolidated results of operations. Please refer to Note 7 — Allowance for Credit Losses for further information.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

interest in its entirety) for determining whether fees paid to decision makers and service providers are variable interests. Upon adoption of ASU 2018-17, there was no significant impact to Northern Trust’s consolidated financial condition or results of operations.

On April 1, 2020, Northern Trust adopted ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The global transition toward alternative reference rates and away from referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates (Reference Rate Reform) is expected to have a significant impact on the volume of contract modifications, hedge accounting, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of Reference Rate Reform. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. The main provisions of ASU 2020-04 provide the following optional expedients: (1) simplification of the accounting evaluations under current GAAP for contract modifications, including loan, debt, lease and other contracts with potential embedded derivatives, if qualifying criteria are met (2) preservation of hedging relationships without dedesignation upon certain changes to the critical terms of an existing hedging relationship due to Reference Rate Reform and other optional hedge accounting relief provisions and (3) a one-time election to sell or transfer, or both sell and transfer, debt securities classified as held to maturity that reference a rate affected by Reference Rate Reform and are classified as held to maturity before January 1, 2020.

The optional expedients in ASU 2020-04 for contract modifications and hedging relationships are applied prospectively, while the one-time election to sell or transfer, or both sell and transfer debt securities classified as held to maturity may be made at any time after March 12, 2020. The optional expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. Upon adoption of ASU 2020-04, there was no significant impact on Northern Trust’s consolidated financial condition or results of operations. Northern Trust expects to elect the optional expedients provided in ASU 2020-04 and does not expect a significant impact on Northern Trust’s consolidated financial condition or results of operations as a result of electing such expedients.
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2020 or the twelve months ended December 31, 2019.
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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2020, Northern Trust’s available for sale debt securities portfolio included 1,890 Level 2 debt securities with an aggregate market value of $35.8 billion. All 1,890 debt securities were valued by external pricing vendors. As of December 31, 2019, Northern Trust’s available for sale debt securities portfolio included 1,704 Level 2 debt securities with an aggregate market value of $34.3 billion. All 1,704 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $1.0 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively, were all valued using external pricing vendors.

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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 20 — Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2020 and December 31, 2019, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 33: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$31.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.81%			8.81%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$33.4 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.54%			8.54%
			Expected Duration	12	-	36 months	22 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by fair value hierarchy level.
TABLE 34: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$4,176.4	$—	$—	$—	$4,176.4
Obligations of States and Political Subdivisions	—	2,025.9	—	—	2,025.9
Government Sponsored Agency	—	23,405.4	—	—	23,405.4
Non-U.S. Government	—	744.7	—	—	744.7
Corporate Debt	—	2,590.8	—	—	2,590.8
Covered Bonds	—	612.0	—	—	612.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,257.7	—	—	2,257.7
Other Asset-Backed	—	3,182.6	—	—	3,182.6
Commercial Mortgage-Backed	—	965.4	—	—	965.4
Other	—	8.0	—	—	8.0
Total Available for Sale	4,176.4	35,792.5	—	—	39,968.9
Trading Account	—	1.0	—	—	1.0
Total Available for Sale and Trading Debt Securities	4,176.4	35,793.5	—	—	39,969.9
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,972.3	—	(2,256.1)	716.2
Interest Rate Contracts	—	357.3	—	(3.0)	354.3
Total Derivative Assets	—	3,329.6	—	(2,259.1)	1,070.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,839.9	—	(2,237.7)	602.2
Interest Rate Contracts	—	154.6	—	(133.0)	21.6
Other Financial Derivatives(1)	—	—	31.3	—	31.3
Total Derivative Liabilities	$—	$2,994.5	$31.3	$(2,370.7)	$655.1
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2020, derivative assets and liabilities shown above also include reductions of $571.9 million and $683.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1)This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2019
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$4,549.1	$—	$—	$—	$4,549.1
Obligations of States and Political Subdivisions	—	1,615.3	—	—	1,615.3
Government Sponsored Agency	—	23,271.2	—	—	23,271.2
Non-U.S. Government	—	3.3	—	—	3.3
Corporate Debt	—	2,402.7	—	—	2,402.7
Covered Bonds	—	769.9	—	—	769.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,127.6	—	—	2,127.6
Other Asset-Backed	—	3,330.5	—	—	3,330.5
Commercial Mortgage-Backed	—	797.7	—	—	797.7
Other	—	9.0	—	—	9.0
Total Available for Sale	4,549.1	34,327.2	—	—	38,876.3
Trading Account	—	0.3	—	—	0.3
Total Available for Sale and Trading Debt Securities	4,549.1	34,327.5	—	—	38,876.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,234.8	—	(2,334.1)	900.7
Interest Rate Contracts	—	152.9	—	(3.9)	149.0
Total Derivative Assets	—	3,387.7	—	(2,338.0)	1,049.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,182.2	—	(1,548.6)	1,633.6
Interest Rate Contracts	—	97.4	—	(57.3)	40.1
Other Financial Derivatives(1)	—	—	33.4	(12.5)	20.9
Total Derivative Liabilities	$—	$3,279.6	$33.4	$(1,618.4)	$1,694.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2020 and 2019.
TABLE 35: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2020	2019
Fair Value at April 1	$26.5	$35.0
Total (Gains) Losses:
Included in Earnings(1)	8.6	3.1
Purchases, Issues, Sales, and Settlements
Settlements	(3.8)	(3.4)
Fair Value at June 30	$31.3	$34.7
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

SIX MONTHS ENDED JUNE 30,	2020	2019
Fair Value at January 1	$33.4	$32.8
Total (Gains) Losses:
Included in Earnings(1)	5.7	8.2
Purchases, Issues, Sales, and Settlements
Settlements	(7.8)	(6.3)
Fair Value at June 30	$31.3	$34.7
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
Assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% and a range of discount factors from 15.0% to 20.0% with a weighted average based on fair values of 20.0% and 15.3% as of June 30, 2020 and December 31, 2019, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $16.5 million and $8.0 million at June 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 36: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$16.5 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$8.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.3%
(1) Includes real estate collateral-based loans and other collateral-based loans.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the fair values of all financial instruments.
TABLE 37: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2020
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,462.2	$4,462.2	$4,462.2	$—	$—
Federal Reserve and Other Central Bank Deposits	42,274.6	42,274.6	—	42,274.6	—
Interest-Bearing Deposits with Banks	2,793.8	2,793.8	—	2,793.8	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,505.5	1,505.5	—	1,505.5	—
Debt Securities
Available for Sale(1)	39,968.9	39,968.9	4,176.4	35,792.5	—
Held to Maturity	15,241.9	15,223.4	98.0	15,125.4	—
Trading Account	1.0	1.0	—	1.0	—
Loans (excluding Leases)
Held for Investment	33,496.1	33,969.4	—	—	33,969.4
Client Security Settlement Receivables	2,069.9	2,069.9	—	2,069.9	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	314.4	314.4	—	314.4	—
Community Development Investments	725.8	725.8	—	725.8	—
Employee Benefit and Deferred Compensation	208.1	225.1	145.1	80.0	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$53,270.9	$53,270.9	$53,270.9	$—	$—
Savings Certificates and Other Time	1,505.7	1,518.9	—	1,518.9	—
Non U.S. Offices Interest-Bearing	67,277.5	67,277.5	—	67,277.5	—
Federal Funds Purchased	714.7	714.7	—	714.7	—
Securities Sold Under Agreements to Repurchase	36.5	36.5	—	36.5	—
Other Borrowings	7,477.9	7,480.3	—	7,480.3	—
Senior Notes	3,667.3	3,721.6	—	3,721.6	—
Long-Term Debt
Subordinated Debt	1,200.4	1,240.8	—	1,240.8	—
Floating Rate Capital Debt	277.7	256.0	—	256.0	—
Other Liabilities
Standby Letters of Credit	26.8	26.8	—	—	26.8
Loan Commitments	57.7	57.7	—	—	57.7
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$91.1	$91.1	$—	$91.1	$—
Liabilities	16.8	16.8	—	16.8	—
Interest Rate Contracts
Assets	10.1	10.1	—	10.1	—
Liabilities	15.6	15.6	—	15.6	—
Other Financial Derivatives
Liabilities(2)	31.3	31.3	—	—	31.3
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,881.2	2,881.2	—	2,881.2	—
Liabilities	2,823.1	2,823.1	—	2,823.1	—
Interest Rate Contracts
Assets	347.2	347.2	—	347.2	—
Liabilities	139.0	139.0	—	139.0	—
(1) Refer to the table located on page 45 for the disaggregation of available for sale debt securities.
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
(1) Refer to the table located on page 46 for the disaggregation of available for sale debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 4 – Securities
Debt Securities Available for Sale. The following tables provide the amortized cost and fair values at June 30, 2020 and December 31, 2019, and remaining maturities of debt securities available for sale at June 30, 2020.
TABLE 38: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE

	JUNE 30, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,089.0	$87.4	$—	$4,176.4
Obligations of States and Political Subdivisions	1,927.6	98.7	0.4	2,025.9
Government Sponsored Agency	22,965.8	461.5	21.9	23,405.4
Non-U.S. Government	744.6	0.1	—	744.7
Corporate Debt	2,515.9	77.6	2.7	2,590.8
Covered Bonds	605.9	6.4	0.3	612.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,192.2	65.8	0.3	2,257.7
Other Asset-Backed	3,169.7	37.3	24.4	3,182.6
Commercial Mortgage-Backed	906.0	61.1	1.7	965.4
Other	8.0	—	—	8.0
Total	$39,124.7	$895.9	$51.7	$39,968.9

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,527.5	$26.7	$5.1	$4,549.1
Obligations of States and Political Subdivisions	1,604.0	24.6	13.3	1,615.3
Government Sponsored Agency	23,247.5	101.8	78.1	23,271.2
Non-U.S. Government	3.3	—	—	3.3
Corporate Debt	2,378.9	27.8	4.0	2,402.7
Covered Bonds	766.3	4.4	0.8	769.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,091.3	37.4	1.1	2,127.6
Other Asset-Backed	3,324.5	11.3	5.3	3,330.5
Commercial Mortgage-Backed	769.9	28.7	0.9	797.7
Other	9.0	—	—	9.0
Total	$38,722.2	$262.7	$108.6	$38,876.3

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 39: REMAINING MATURITY OF DEBT SECURITIES AVAILABLE FOR SALE

JUNE 30, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$1,804.3	$1,811.7	$1,732.4	$1,768.5	$552.3	$596.2	$—	$—	$4,089.0	$4,176.4
Obligations of States and Political Subdivisions	21.3	21.3	143.3	150.7	1,763.0	1,853.9	—	—	1,927.6	2,025.9
Government Sponsored Agency	5,798.0	5,888.8	9,595.9	9,766.5	5,357.1	5,474.3	2,214.8	2,275.8	22,965.8	23,405.4
Non-U.S. Government	742.5	742.6	2.1	2.1	—	—	—	—	744.6	744.7
Corporate Debt	447.6	451.3	2,049.9	2,121.1	18.4	18.4	—	—	2,515.9	2,590.8
Covered Bonds	114.9	115.1	491.0	496.9	—	—	—	—	605.9	612.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	383.0	383.4	1,809.2	1,874.3	—	—	—	—	2,192.2	2,257.7
Other Asset-Backed	405.8	409.2	2,211.5	2,229.2	490.8	482.6	61.6	61.6	3,169.7	3,182.6
Commercial Mortgage-Backed	17.0	17.0	307.6	324.0	570.7	613.1	10.7	11.3	906.0	965.4
Other	8.0	8.0	—	—	—	—	—	—	8.0	8.0
Total	$9,742.4	$9,848.4	$18,342.9	$18,733.3	$8,752.3	$9,038.5	$2,287.1	$2,348.7	$39,124.7	$39,968.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt Securities Available for Sale with Unrealized Losses. The following table provides information regarding debt securities available for sale with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2020 and December 31, 2019.
TABLE 40: DEBT SECURITIES AVAILABLE FOR SALE IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF JUNE 30, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$115.6	$0.4	$—	$—	$115.6	$0.4
Government Sponsored Agency	1,435.4	6.5	3,200.6	15.4	4,636.0	21.9
Corporate Debt	144.4	1.5	89.5	1.2	233.9	2.7
Covered Bonds	88.1	0.3	—	—	88.1	0.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	130.9	0.1	159.2	0.2	290.1	0.3
Other Asset-Backed	273.8	4.1	834.6	20.3	1,108.4	24.4
Commercial Mortgage-Backed	97.2	1.7	—	—	97.2	1.7
Total	$2,285.4	$14.6	$4,283.9	$37.1	$6,569.3	$51.7

AS OF DECEMBER 31, 2019	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$252.2	$2.8	$899.7	$2.3	$1,151.9	$5.1
Obligations of States and Political Subdivisions	902.4	13.3	—	—	902.4	13.3
Government Sponsored Agency	5,405.0	35.6	7,818.4	42.5	13,223.4	78.1
Corporate Debt	279.3	1.1	492.7	2.9	772.0	4.0
Covered Bonds	138.7	0.7	25.0	0.1	163.7	0.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	217.5	1.0	155.2	0.1	372.7	1.1
Other Asset-Backed	592.4	1.8	1,164.9	3.5	1,757.3	5.3
Commercial Mortgage-Backed	62.8	0.7	59.3	0.2	122.1	0.9
Total	$7,850.3	$57.0	$10,615.2	$51.6	$18,465.5	$108.6
As of June 30, 2020, 447 debt securities available for sale with a combined fair value of $6.6 billion were in an unrealized loss position, with their unrealized losses totaling $51.7 million. Unrealized losses of $21.9 million and $24.4 million related to government-sponsored agency and other asset-backed securities, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. Unrealized losses related to corporate debt securities with no credit losses reported of $2.7 million are primarily attributable to changes in credit spreads since purchase. As of June 30, 2020, 22% of the corporate debt portfolio was backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s debt securities available for sale portfolio as of June 30, 2020, are attributable to changes in overall market interest rates, credit spreads or reduced market liquidity.

Notes to Consolidated Financial Statements (unaudited) (continued)

As of June 30, 2020, Northern Trust did not intend to sell any debt securities available for sale in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

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

The credit provision of $0.2 million for the three months ended June 30, 2020 for corporate debt securities available for sale reduced the ending allowance for credit losses balance for this category to zero at June 30, 2020. The process for identifying credit losses for corporate debt available for sale securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.

For a description of Northern Trust’s accounting policies applied prior to the adoption of ASU 2016-13, refer to Note 1 — Summary of Significant Accounting Policies and Note 4 — Securities included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Securities Held to Maturity. The following tables provide the amortized cost and fair values at June 30, 2020 and December 31, 2019, and remaining maturities of debt securities held to maturity at June 30, 2020.
TABLE 41: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES HELD TO MATURITY

	JUNE 30, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$98.0	$—	$—	$98.0
Obligations of States and Political Subdivisions	7.0	0.1	—	7.1
Government Sponsored Agency	3.6	0.3	—	3.9
Non-U.S. Government	6,134.6	8.8	0.2	6,143.2
Corporate Debt	509.6	4.9	1.0	513.5
Covered Bonds	3,198.0	21.6	2.0	3,217.6
Certificates of Deposit	1,176.3	—	0.1	1,176.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,999.3	44.3	0.5	3,043.1
Other Asset-Backed	696.2	0.2	2.6	693.8
Other	419.3	—	92.3	327.0
Total	$15,241.9	$80.2	$98.7	$15,223.4

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$138.8	$—	$—	$138.8
Obligations of States and Political Subdivisions	10.1	0.2	—	10.3
Government Sponsored Agency	4.1	0.2	—	4.3
Non-U.S. Government	4,076.0	5.3	2.5	4,078.8
Corporate Debt	405.1	1.4	0.3	406.2
Covered Bonds	3,006.7	16.1	2.4	3,020.4
Certificates of Deposit	262.9	—	—	262.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,285.4	21.7	2.1	3,305.0
Other Asset-Backed	804.3	0.7	0.3	804.7
Other	291.1	0.1	73.3	217.9
Total	$12,284.5	$45.7	$80.9	$12,249.3

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 42: REMAINING MATURITY OF DEBT SECURITIES HELD TO MATURITY

JUNE 30, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$98.0	$98.0	$—	$—	$—	$—	$—	$—	$98.0	$98.0
Obligations of States and Political Subdivisions	6.0	6.1	1.0	1.0	—	—	—	—	7.0	7.1
Government Sponsored Agency	0.5	0.6	1.6	1.7	1.0	1.1	0.5	0.5	3.6	3.9
Non-U.S. Government	5,887.1	5,889.9	247.5	253.3	—	—	—	—	6,134.6	6,143.2
Corporate Debt	155.0	155.1	354.6	358.4	—	—	—	—	509.6	513.5
Covered Bonds	1,023.2	1,027.8	2,174.8	2,189.8	—	—	—	—	3,198.0	3,217.6
Certificates of Deposit	1,176.3	1,176.2	—	—	—	—	—	—	1,176.3	1,176.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	549.9	553.2	2,408.5	2,449.2	40.9	40.7	—	—	2,999.3	3,043.1
Other Asset-Backed	214.3	214.1	454.7	452.5	27.2	27.2	—	—	696.2	693.8
Other	17.7	17.2	241.6	214.7	49.1	40.9	110.9	54.2	419.3	327.0
Total	$9,128.0	$9,138.2	$5,884.3	$5,920.6	$118.2	$109.9	$111.4	$54.7	$15,241.9	$15,223.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and six months ended June 30, 2020, $301.5 million securities were transferred from available for sale to held to maturity, all of which were transferred in the second quarter of 2020. During the three and six months ended June 30, 2019, no securities were transferred from available for sale to held to maturity.
Credit Quality Indicators. The following table provides the amortized cost of debt securities held to maturity by credit rating.

TABLE 43: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF JUNE 30, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$98.0	$—	$—	$—	$—	$98.0
Obligations of States and Political Subdivisions	—	0.5	5.2	1.3	—	7.0
Government Sponsored Agency	3.6	—	—	—	—	3.6
Non-U.S. Government	891.7	1,217.0	3,981.2	44.7	—	6,134.6
Corporate Debt	3.5	242.2	263.9	—	—	509.6
Covered Bonds	3,198.0	—	—	—	—	3,198.0
Certificates of Deposit	—	—	—	—	1,176.3	1,176.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,139.1	860.2	—	—	—	2,999.3
Other Asset-Backed	696.2	—	—	—	—	696.2
Other	—	—	—	—	419.3	419.3
Total	$7,030.1	$2,319.9	$4,250.3	$46.0	$1,595.6	$15,241.9
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 46% of the held to maturity portfolio at June 30, 2020, composed of U.S. Treasury and government sponsored agency securities and other triple-A rated securities. The remaining held to maturity debt securities portfolio was comprised of 15% rated double-A, 28% rated below double-A, and 11% not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Notes to Consolidated Financial Statements (unaudited) (continued)

Investment Security Gains and Losses. Proceeds of $409.2 million and $689.2 million and $101.8 million and $229.3 million from the sale of debt securities during the three- and six- months ended June 30, 2020 and 2019, respectively, resulted in the following gains and losses shown below.

TABLE 44: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Gross Realized Debt Securities Gains	$2.7	$0.1	$3.4	$1.4
Gross Realized Debt Securities Losses	(2.6)	(0.2)	(3.3)	(1.7)
Changes in Other-Than-Temporary Impairment Losses(1)	—	(0.2)	—	(0.2)
Net Investment Security (Losses) Gains	$0.1	$(0.3)	$0.1	$(0.5)
(1) Other-than-temporary impairment losses relate to certain Community Reinvestment Act (CRA) eligible held to maturity debt securities.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2020 and December 31, 2019.
TABLE 45: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	JUNE 30, 2020	DECEMBER 31, 2019
	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$36.5	$489.7
Total Borrowings	36.5	489.7
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 22	36.5	489.7
Amounts related to agreements not included in Note 22	—	—

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
TABLE 46: LOANS AND LEASES

(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Commercial
Commercial and Institutional	$10,745.8	$9,091.1
Commercial Real Estate	3,262.7	3,104.3
Non-U.S.	1,324.8	1,576.3
Lease Financing, net	51.4	65.6
Other	385.1	164.0
Total Commercial	15,769.8	14,001.3
Personal
Private Client	11,621.3	11,071.4
Residential Real Estate	5,942.5	6,095.0
Non-U.S.	369.9	174.8
Other	53.8	67.1
Total Personal	17,987.5	17,408.3
Total Loans and Leases	$33,757.3	$31,409.6
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2020 and December 31, 2019, equity credit lines totaled $384.7 million and $448.5 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both June 30, 2020 and December 31, 2019.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $1.4 billion at June 30, 2020 and $1.1 billion at December 31, 2019, respectively. Demand deposit overdrafts reclassified as loan balances totaled $12.7 million and $90.4 million at June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, there were $39.5 million and $53.6 million of leases, respectively, classified as held for sale related to the decision to sell substantially all of the lease portfolio. As of June 30, 2020 and December 31, 2019, there were no loans classified as held for sale.
Paycheck Protection Program. In response to the COVID-19 pandemic, Northern Trust became a lender under the Paycheck Protection Program (PPP), which was created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and is administered by the U.S. Small Business Administration (SBA). Loans issued under the PPP are funded by Northern Trust directly to participating borrowers. The PPP loans are guaranteed by the SBA and borrowers are eligible to apply for PPP loan forgiveness for up to the full principal amount and accrued interest of the PPP loan. To the extent that the borrower has used the PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act within 90 days after receiving a forgiveness application from Northern Trust, and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan.

Notes to Consolidated Financial Statements (unaudited) (continued)

As of June 30, 2020, Northern Trust originated, net of repayments, $213.8 million or 1,081 loans, under the PPP in the commercial and institutional portfolio with an average loan balance of $0.2 million.
Northern Trust accounts for loans originated under the PPP as loan receivables in accordance with Accounting Standards Codification (ASC) 310 and recognizes such loans at the principal amount less the net amount of loan origination fees. PPP loans are reported in Total Loans and Leases on the consolidated balance sheets.

As of June 30, 2020, for its origination efforts Northern Trust had received approximately $2.5 million in SBA fees, net of service charges. As of June 30, 2020, the SBA was still working to finalize a portal to accept forgiveness applications, so no PPP loans of the total $213.8 million PPP loans have been approved for forgiveness by the SBA.

The SBA provides a 100% guarantee on PPP loans covering principal and interest. Northern Trust considers the risk mitigating effects of these guarantees, and accounts for them as a credit enhancement embedded in the contract. As a result, no allowance for credit losses is measured for Northern Trust’s exposure under the PPP.

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

•Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;
•Commercial Real Estate: debt service coverage, loan-to-value ratio, leasing status and guarantor support;
•Lease Financing and Commercial-Other: leverage, profit margin, liquidity, asset size and capital levels;
•Non-U.S.: leverage, profit margin, liquidity, return on assets and capital levels;
•Residential Real Estate: payment history, credit bureau scores and loan-to-value ratio;
•Private Client: cash-flow-to-debt and net worth ratios, leverage and liquidity; and
•Personal-Other: cash-flow-to-debt and net worth ratios.

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

Loan and lease segment and class balances as of June 30, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$288.0	$595.8	$252.4	$209.8	$517.6	$473.4	$4,219.5	$2.1	$6,558.6
4 to 5 Category	366.6	674.9	383.1	494.9	96.7	199.0	1,376.7	51.2	3,643.1
6 to 9 Category	27.8	127.2	45.6	15.6	39.3	20.5	265.9	2.2	544.1
Total Commercial and Institutional	682.4	1,397.9	681.1	720.3	653.6	692.9	5,862.1	55.5	10,745.8
Commercial Real Estate
Risk Rating:
1 to 3 Category	235.7	199.9	65.7	52.8	70.5	157.3	128.7	8.7	919.3
4 to 5 Category	352.3	820.2	330.8	113.1	160.4	396.5	56.9	20.9	2,251.1
6 to 9 Category	1.3	14.8	3.7	33.7	7.1	31.7	—	—	92.3
Total Commercial Real Estate	589.3	1,034.9	400.2	199.6	238.0	585.5	185.6	29.6	3,262.7
Non-U.S.
Risk Rating:
1 to 3 Category	825.1	21.4	10.0	12.2	—	13.5	34.2	—	916.4
4 to 5 Category	103.1	2.7	1.8	—	—	65.6	37.9	1.8	212.9
6 to 9 Category	1.2	23.1	—	—	—	—	171.2	—	195.5
Total Non-U.S.	929.4	47.2	11.8	12.2	—	79.1	243.3	1.8	1,324.8
Lease Financing, net
Risk Rating:
1 to 3 Category	—	—	—	—	—	39.5	—	—	39.5
4 to 5 Category	—	—	—	—	—	11.9	—	—	11.9
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Lease Financing, net	—	—	—	—	—	51.4	—	—	51.4
Other
Risk Rating:
1 to 3 Category	123.7	—	—	—	—	—	—	—	123.7
4 to 5 Category	261.4	—	—	—	—	—	—	—	261.4
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	385.1	—	—	—	—	—	—	—	385.1
Total Commercial	2,586.2	2,480.0	1,093.1	932.1	891.6	1,408.9	6,291.0	86.9	15,769.8
Personal
Private Client
Risk Rating:
1 to 3 Category	275.3	442.7	43.9	67.4	27.3	143.7	4,551.9	24.9	5,577.1
4 to 5 Category	332.0	527.1	155.5	64.9	92.8	103.4	4,377.0	284.8	5,937.5
6 to 9 Category	0.5	7.4	22.8	3.2	0.1	—	64.4	8.3	106.7
Total Private Client	607.8	977.2	222.2	135.5	120.2	247.1	8,993.3	318.0	11,621.3
Residential Real Estate
Risk Rating:
1 to 3 Category	903.6	504.5	91.6	119.4	244.2	798.2	201.6	1.3	2,864.4
4 to 5 Category	460.3	359.1	156.8	214.1	323.7	1,088.1	300.2	4.0	2,906.3
6 to 9 Category	13.1	11.0	0.9	1.4	2.9	109.3	33.2	—	171.8
Total Residential Real Estate	1,377.0	874.6	249.3	334.9	570.8	1,995.6	535.0	5.3	5,942.5
Non-U.S.
Risk Rating:
1 to 3 Category	9.3	22.1	—	—	—	0.9	61.5	—	93.8
4 to 5 Category	7.2	28.2	13.9	0.5	0.5	9.6	210.9	5.1	275.9
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	16.5	50.3	13.9	0.5	0.5	10.7	272.4	5.1	369.9
Other
Risk Rating:
1 to 3 Category	37.4	—	—	—	—	—	—	—	37.4
4 to 5 Category	16.4	—	—	—	—	—	—	—	16.4
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	53.8	—	—	—	—	—	—	—	53.8
Total Personal	2,055.1	1,902.1	485.4	470.9	691.5	2,253.4	9,800.7	328.4	17,987.5
Total Loans and Leases	$4,641.3	$4,382.1	$1,578.5	$1,403.0	$1,583.1	$3,662.3	$16,091.7	$415.3	$33,757.3

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

For credit quality indicator information that was required under the former provisions of ASC Topic 310, please refer to Note 6 — Loans and Leases included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans and leases that are 29 days past due or less are reported as current.

The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2020 and December 31, 2019.

TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
June 30, 2020
Commercial
Commercial and Institutional	$10,707.2	$3.8	$2.5	$0.6	$10,714.1	$31.7	$10,745.8	$6.9
Commercial Real Estate	3,254.7	0.8	—	4.6	3,260.1	2.6	3,262.7	2.6
Non-U.S.	1,324.8	—	—	—	1,324.8	—	1,324.8	—
Lease Financing, net	51.4	—	—	—	51.4	—	51.4	—
Other	385.1	—	—	—	385.1	—	385.1	—
Total Commercial	15,723.2	4.6	2.5	5.2	15,735.5	34.3	15,769.8	9.5
Personal
Private Client	11,573.4	36.0	5.7	6.2	11,621.3	—	11,621.3	—
Residential Real Estate	5,872.2	0.4	4.3	1.4	5,878.3	64.2	5,942.5	63.8
Non-U.S.	365.6	—	4.3	—	369.9	—	369.9	—
Other	53.8	—	—	—	53.8	—	53.8	—
Total Personal	17,865.0	36.4	14.3	7.6	17,923.3	64.2	17,987.5	63.8
Total Loans and Leases	$33,588.2	$41.0	$16.8	$12.8	$33,658.8	$98.5	$33,757.3	$73.3
	Other Real Estate Owned					$0.9
	Total Nonaccrual Assets					$99.4

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2019
Commercial
Commercial and Institutional	$9,068.3	$4.1	$9.9	$1.2	$9,083.5	$7.6	$9,091.1	$0.8
Commercial Real Estate	3,089.6	2.3	4.1	4.7	3,100.7	3.6	3,104.3	2.4
Non-U.S.	1,576.3	—	—	—	1,576.3	—	1,576.3	—
Lease Financing, net	65.6	—	—	—	65.6	—	65.6	—
Other	164.0	—	—	—	164.0	—	164.0	—
Total Commercial	13,963.8	6.4	14.0	5.9	13,990.1	11.2	14,001.3	3.2
Personal
Private Client	11,027.9	33.2	9.5	0.3	11,070.9	0.5	11,071.4	0.5
Residential Real Estate	5,997.7	19.8	4.9	1.2	6,023.6	71.4	6,095.0	66.4
Non-U.S	174.1	0.2	—	—	174.3	0.5	174.8	0.5
Other	67.1	—	—	—	67.1	—	67.1	—
Total Personal	17,266.8	53.2	14.4	1.5	17,335.9	72.4	17,408.3	67.4
Total Loans and Leases	$31,230.6	$59.6	$28.4	$7.4	$31,326.0	$83.6	$31,409.6	$70.6
	Other Real Estate Owned					$3.2
	Total Nonaccrual Assets					$86.8
Recognition of Income. Interest income on loans and leases is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonaccrual and interest income is recorded on a cash basis. At the time a loan is determined to be nonaccrual, interest accrued but not collected is reversed against interest income in the current period. Interest collected on

Notes to Consolidated Financial Statements (unaudited) (continued)

nonaccrual loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of the indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonaccrual loans are returned to accrual status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to accrual status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to accrual status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to accrual status provided there has been a sustained period of repayment performance (generally a minimum of six payment periods) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms and there has been a sustained period of repayment performance (generally a minimum of six payment periods) under the revised terms.
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
Included within nonaccrual loans were $58.6 million and $54.9 million of nonaccrual TDRs, and $24.6 million and $27.7 million of accrual TDRs as of June 30, 2020 and December 31, 2019, respectively.
There were $10.4 million and $8.2 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2020 and December 31, 2019, respectively, issued to borrowers with TDR modifications of loans.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three- and six-month periods ended June 30, 2020 and 2019, and the recorded investments and unpaid principal balances as of June 30, 2020 and 2019.
TABLE 49: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED JUNE 30, 2020			SIX MONTHS ENDED JUNE 30, 2020
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	2	$24.3	$24.5
Total Commercial	—	—	—	2	24.3	24.5
Personal
Residential Real Estate	—	—	—	6	1.0	1.2
Total Personal	—	—	—	6	1.0	1.2
Total Loans and Leases	—	$—	$—	8	$25.3	$25.7
Note: Period-end balances reflect all paydowns and charge-offs during the period.

	THREE MONTHS ENDED JUNE 30, 2019			SIX MONTHS ENDED JUNE 30, 2019
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	1	$7.6	$8.8
Commercial Real Estate	2	—	—	2	—	—
Total Commercial	2	—	—	3	7.6	8.8
Personal
Residential Real Estate	13	7.7	7.8	26	17.5	17.7
Total Personal	13	7.7	7.8	26	17.5	17.7
Total Loans and Leases	15	$7.7	$7.8	29	$25.1	$26.5
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the six months ended June 30, 2020, the TDR modifications of loans within residential real estate were extensions of term, other modifications, interest rate concessions, and deferred principal. During the six months ended June 30, 2020, the TDR modifications within commercial and institutional were other modifications.
During the three and six months ended June 30, 2019, the TDR modifications of loans within residential real estate were extensions of term, other modifications, deferred principal and interest rate concessions. During the six months ended June 30, 2019, the TDR modification within commercial and institutional was an other modification.
There was no residential real estate loan TDR modifications during the twelve months ended March 31, 2020, which subsequently had a payment default during the three and six months ended June 30, 2020.
There were two residential real estate loan TDR modifications during the twelve months ended March 31, 2019, which subsequently had a payment default during the three and six months ended June 30, 2019. The total recorded investment for these loans was approximately $4.6 million and the unpaid principal balance for these loans was approximately $4.6 million.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2020, Northern Trust held foreclosed real estate properties with a carrying value of $0.9 million as a result of obtaining physical possession. In addition, as of June 30, 2020, Northern Trust had loans with a carrying value of $11.8 million for which formal foreclosure proceedings were in process.
TDR Relief — COVID-19. Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance (as defined below) and the CARES Act.

Various banking regulators, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, have issued guidance in the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised) on loan modification

Notes to Consolidated Financial Statements (unaudited) (continued)
treatment (Interagency Guidance) pursuant to which financial institutions can apply ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors. In accordance with the Interagency Guidance, a loan modification is not considered a TDR if the modification is related to COVID-19; the borrower had been current (not more than 29 days past due) when the modification program was implemented; and the modification includes payment deferrals for not more than 6 months.

Under section 4013 of the CARES Act, relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification applies for loans that were current and existing as of December 31, 2019. The TDR relief under the CARES Act applies to COVID-19-related modifications that were made from March 1, 2020 until the earlier of (a) December 31, 2020 or (b) 60 days from the date the COVID-19 national emergency officially ends.

Financial institutions may account for eligible loan modifications either under the Interagency Guidance or the CARES Act. Northern Trust has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the COVID-19 pandemic. All other types of modifications which do not meet the CARES Act or Interagency Guidance requirements continue to be governed by existing regulations and accounting policies.

The following table provides, by segment and class, the number of total COVID-19-related loan modifications including the recorded investment and deferred principal and interest balances as of June 30, 2020, for which Northern Trust applied an exemption from TDR classification.
TABLE 50: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS

	JUNE 30, 2020
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	119	$275.5	$4.3	$1.5
Commercial Real Estate	108	481.6	2.2	2.8
Total Commercial	227	$757.1	$6.5	$4.3

Personal
Private Client	34	$174.8	$1.7	$0.9
Residential Real Estate	522	225.9	1.1	2.2
Total Personal	556	$400.7	$2.8	$3.1
Total Loans	783	$1,157.8	$9.3	$7.4
Northern Trust continues to accrue and recognize interest income during the loan deferral period, and hence has not moved these loans to nonaccrual or reported them as past due. Further, these loan balances continue to be assessed on a collective basis for purposes of measuring an allowance for expected credit losses.

Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of June 30, 2020 was immaterial to Northern Trust’s financial statements.
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

The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. An opening balance sheet adjustment related to the adoption of ASU 2016-13 resulted in an increase to the allowance for credit losses of $13.7 million, with a corresponding adjustment to decrease retained earnings by $10.1 million, net of tax. For more information on the adoption of ASU 2016-13, please refer to Note 2 —

Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

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

The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Credit Risk Management, Treasury, Corporate Finance, the Economic Research group, and each of Northern Trust’s business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s Macroeconomic Scenario Design Committee, and also reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.

The following table provides information regarding changes in the total allowance for credit losses during the three and six months ended June 30, 2020 and 2019.

TABLE 51: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30,
	2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$147.2	$40.4	$9.5	$1.1	$198.2
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	3.0	—	—	—	3.0
Net Recoveries (Charge-Offs)	2.6	—	—	—	2.6
Provision for Credit Losses(1)	60.4	8.6	(3.0)	0.2	66.2
Balance at End of Period	$210.2	$49.0	$6.5	$1.3	$267.0
(1) The table excludes a credit provision of $0.2 million for the three months ended June 30, 2020 for corporate debt securities available for sale, which reduced the ending allowance for credit losses balance for corporate debt securities available for sale to zero at June 30, 2020. See further detail in Note 4 — Securities.

	SIX MONTHS ENDED JUNE 30,
	2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	102.3	28.8	6.6	0.4	138.1
Charge-Offs	(2.2)	—	—	—	(2.2)
Recoveries	4.1	—	—	—	4.1
Net Recoveries (Charge-Offs)	1.9	—	—	—	1.9
Provision for Credit Losses	106.0	20.2	(0.1)	0.9	127.0
Balance at End of Period	$210.2	$49.0	$6.5	$1.3	$267.0

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30,
	2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$114.5	$24.9	$139.4
Charge-Offs	(0.6)	—	(0.6)
Recoveries	1.8	—	1.8
Net Recoveries (Charge-Offs)	1.2	—	1.2
Provision for Credit Losses	(4.9)	(1.6)	(6.5)
Balance at End of Period	$110.8	$23.3	$134.1

	SIX MONTHS ENDED JUNE 30,
	2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$112.6	$25.6	$138.2
Charge-Offs	(1.6)	—	(1.6)
Recoveries	4.0	—	4.0
Net Recoveries (Charge-Offs)	2.4	—	2.4
Provision for Credit Losses	(4.2)	(2.3)	(6.5)
Balance at End of Period	$110.8	$23.3	$134.1
The portion of the allowance assigned to loans and leases, debt securities held to maturity, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. For credit exposure and the associated allowance related to fee receivables, please refer to Note 14 — Revenue from Contracts with Clients. For information related to the allowance for debt securities available for sale, please refer to Note 4 — Securities. For all other financial assets recognized at amortized cost, which include Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.

The Provision for Credit Losses on the consolidated statements of income represents the change in the Allowance for Credit Losses and is the charge to current period earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the Allowance for Credit Losses at an appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates and the amount of the Provision for Credit Losses may be either greater than or less than actual net charge-offs.

There was a $66.0 million Provision for Credit Losses in the current quarter as calculated under the Current Expected Credit Losses (CECL) methodology, as compared to a $6.5 million credit provision in the prior-year quarter calculated under the previous “incurred loss” model. The provision for credit losses, excluding a credit provision of $0.2 million for debt securities available for sale, was a provision of $66.2 million. There were net recoveries of $2.6 million during the three months ended June 30, 2020, as compared to net recoveries of $1.2 million for the three months ended June 30, 2019. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.

There was a $127.0 million Provision for Credit Losses for the six months ended June 30, 2020 as calculated under the CECL methodology, as compared to a $6.5 million credit provision in the prior-year period calculated under the previous “incurred loss” model. There were net recoveries of $1.9 million during the six months ended June 30, 2020, as compared to net recoveries of $2.4 million for the six months ended June 30, 2019. The provision in the current period was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 52: ACCRUED INTEREST

(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Loans and Leases	$59.0	$84.5
Debt Securities
Held to Maturity	$70.6	$82.3
Available for Sale	104.5	119.0
Other Financial Assets	$2.0	$14.7
The following table provides amounts of accrued interest reversed through interest income by segment for the loan and lease portfolio.
TABLE 53: ACCRUED INTEREST REVERSED THROUGH INCOME

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2020
Commercial	$0.5	$1.0
Personal	0.6	$1.4
Total Loans and Leases	$1.1	$2.4
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $2.0 million for the three months ended June 30, 2019 and $3.9 million for the six months ended June 30, 2019.

There was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2020 and 2019.
TABLE 54: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED JUNE 30,
	2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$94.7	$52.5	$147.2	$38.8	$1.6	$40.4
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	1.3	1.7	3.0	—	—	—
Net Recoveries (Charge-Offs)	1.3	1.3	2.6	—	—	—
Provision for Credit Losses	66.8	(6.4)	60.4	7.3	1.3	8.6
Balance at End of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0

	SIX MONTHS ENDED JUNE 30,
	2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	52.2	50.1	102.3	27.7	1.1	28.8
Charge-Offs	(0.1)	(2.1)	(2.2)	—	—	—
Recoveries	2.0	2.1	4.1	—	—	—
Net Recoveries (Charge-Offs)	1.9	—	1.9	—	—	—
Provision for Credit Losses	108.7	(2.7)	106.0	18.4	1.8	20.2
Balance at End of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0

	THREE MONTHS ENDED JUNE 30,
	2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$58.1	$56.4	$114.5	$20.5	$4.4	$24.9
Charge-Offs	—	(0.6)	(0.6)	—	—	—
Recoveries	0.3	1.5	1.8	—	—	—
Net Recoveries (Charge-Offs)	0.3	0.9	1.2	—	—	—
Provision for Credit Losses	1.5	(6.4)	(4.9)	(2.0)	0.4	(1.6)
Balance at End of Period	$59.9	$50.9	$110.8	$18.5	$4.8	$23.3

	SIX MONTHS ENDED JUNE 30,
	2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$57.6	$55.0	$112.6	$21.1	$4.5	$25.6
Charge-Offs	(0.1)	(1.5)	(1.6)	—	—	—
Recoveries	0.7	3.3	4.0	—	—	—
Net Recoveries (Charge-Offs)	0.6	1.8	2.4	—	—	—
Provision for Credit Losses	1.7	(5.9)	(4.2)	(2.6)	0.3	(2.3)
Balance at End of Period	$59.9	$50.9	$110.8	$18.5	$4.8	$23.3
The increase to the allowance for both loans and leases and undrawn loan commitments and standby letters of credit for the three and six months ended June 30, 2020 was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19

Notes to Consolidated Financial Statements (unaudited) (continued)

pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.

Allowance Related to Credit Exposure Evaluated on a Collective Level. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.

The allowance estimation methodology for the collective assessment is primarily based on internally developed loss data specific to the Northern Trust financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into homogenous segments based on similar risk characteristics or risk monitoring methods.

Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models for the individual loan segments were developed. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment of the loan portfolio.

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

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of June 30, 2020 and December 31, 2019.
TABLE 55: RECORDED INVESTMENTS IN LOANS AND LEASES

	JUNE 30, 2020			DECEMBER 31, 2019
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Level	$34.3	$64.2	$98.5	$10.4	$81.8	$92.2
Evaluated on a Collective Level	15,735.5	17,923.3	33,658.8	13,990.9	17,326.5	31,317.4
Total Loans and Leases	15,769.8	17,987.5	33,757.3	14,001.3	17,408.3	31,409.6
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Level	8.6	0.1	8.7	3.4	1.6	5.0
Evaluated on a Collective Level	154.2	47.3	201.5	54.7	44.8	99.5
Allowance Assigned to Loans and Leases	162.8	47.4	210.2	58.1	46.4	104.5
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Level	2.5	—	2.5	1.9	—	1.9
Evaluated on a Collective Level	43.6	2.9	46.5	13.9	4.1	18.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	46.1	2.9	49.0	15.8	4.1	19.9
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$208.9	$50.3	$259.2	$73.9	$50.5	$124.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Allowance for Debt Securities Held to Maturity Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for debt securities held to maturity during the three and six months ended June 30, 2020.

TABLE 56: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO DEBT SECURITIES HELD TO MATURITY

	THREE MONTHS ENDED JUNE 30,
	2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$2.7	$0.4	$1.3	$0.2	$0.1	$4.8	$9.5
Provision for Credit Losses	(2.2)	—	(0.6)	(0.2)	(0.1)	0.1	(3.0)
Balance at End of Period	$0.5	$0.4	$0.7	$—	$—	$4.9	$6.5

	SIX MONTHS ENDED JUNE 30,
	2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	4.6	6.6
Provision for Credit Losses	(0.3)	0.1	(0.2)	0.3	(0.1)
Balance at End of Period	$0.5	$0.4	$0.7	$4.9	$6.5
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
The increase to the allowance attributable to debt securities held to maturity for the three and six months ended June 30, 2020 was primarily due to an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts.
The allowance for credit losses for Northern Trust’s debt securities held to maturity portfolio is evaluated as follows:

•Debt securities held to maturity classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government and therefore an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
•Debt securities held to maturity classified as other asset-backed represent pools of underlying receivables from which the cash flows are used to pay the bonds that vary in seniority. Utilizing a qualitative estimation approach, the allowance for other asset-backed securities is assessed by evaluating underlying pool performance based on delinquency rates and available credit support.
•Debt securities held to maturity classified as other relates to investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. The allowance for CRA investments is assessed using a qualitative estimation approach primarily based on internal historical performance experience and default history of the underlying CRA portfolios to determine a quantitative component of the allowance.

The allowance estimation methodology for all other debt securities held to maturity is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative component of the allowance.

Notes to Consolidated Financial Statements (unaudited) (continued)

Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the Debt Securities Held to Maturity portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and are expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.3 million as of June 30, 2020.
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.
The following table presents Northern Trust's pledged assets.
TABLE 57: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2020	DECEMBER 31, 2019
Securities
Obligations of States and Political Subdivisions	$1.6	$1.0
Government Sponsored Agency and Other Securities	30.0	33.4
Loans	12.2	7.7
Total Pledged Assets	$43.8	$42.1
Collateral required for these purposes totaled $9.0 billion and $8.5 billion at June 30, 2020 and December 31, 2019, respectively. The following table presents the available for sale debt securities pledged as collateral that are included in pledged assets.
TABLE 58: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019	JUNE 30, 2020	DECEMBER 31, 2019
Debt Securities
Available for Sale	$35.0	$487.1	$30.0	$14.4
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $35.0 million and $487.2 million of the pledged collateral as of June 30, 2020 and December 31, 2019, respectively.
Northern Trust accepts financial assets as collateral that it is and is not permitted to repledge or sell. The collateral is generally obtained under certain repurchase agreements and derivative contracts. The following table presents the fair value of securities accepted as collateral. There was no repledged or sold collateral at June 30, 2020 or December 31, 2019.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Collateral that may be repledged or sold
Repurchase agreements	$1,505.5	$707.8
Derivative contracts	3.5	16.8
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.8 billion for the six months ended June 30, 2020. As a result of the current economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. During 2019, deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.5 billion for both the three and six months ended June 30, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of goodwill for the six months ended June 30, 2020, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows:
TABLE 60: GOODWILL BY REPORTING SEGMENT

(In Millions)	CORPORATE AND INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2019	$625.7	$71.1	$696.8
Foreign Exchange Rates	(6.1)	(0.1)	(6.2)
Balance at June 30, 2020	$619.6	$71.0	$690.6
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2020 and December 31, 2019 were as follows:
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Gross Carrying Amount	$207.7	$207.2
Less: Accumulated Amortization	95.0	86.6
Net Book Value	$112.7	$120.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.2 million and $8.3 million for the three and six months ended June 30, 2020, and $4.1 million and $8.3 million for the three and six months ended June 30, 2019. Amortization for the remainder of 2020 and for the years 2021, 2022, 2023, and 2024 is estimated to be $8.3 million, $14.3 million, $9.7 million, $9.5 million, and $9.3 million, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2020 and 2019.
TABLE 62: RESULTS OF REPORTING SEGMENTS

THREE MONTHS ENDED JUNE 30,	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
($ In Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$566.2	$549.4	$395.3	$406.1	$—	$—	$961.5	$955.5
Foreign Exchange Trading Income	68.3	57.3	3.0	3.2	—	—	71.3	60.5
Other Noninterest Income	69.0	44.8	40.8	31.5	(8.6)	(3.1)	101.2	73.2
Total Noninterest Income	703.5	651.5	439.1	440.8	(8.6)	(3.1)	1,134.0	1,089.2
Net Interest Income(1)	165.4	229.6	214.4	195.5	—	—	379.8	425.1
Revenue(1)	868.9	881.1	653.5	636.3	(8.6)	(3.1)	1,513.8	1,514.3
Provision for Credit Losses	28.8	(2.4)	37.2	(4.1)	—	—	66.0	(6.5)
Noninterest Expense	655.6	633.3	372.0	372.1	9.3	0.8	1,036.9	1,006.2
Income before Income Taxes(1)	184.5	250.2	244.3	268.3	(17.9)	(3.9)	410.9	514.6
Provision for Income Taxes(1)	41.3	58.3	60.8	67.9	(4.5)	(1.0)	97.6	125.2
Net Income	$143.2	$191.9	$183.5	$200.4	$(13.4)	$(2.9)	$313.3	$389.4
Percentage of Consolidated Net Income	45%	49%	59%	52%	(4)%	(1)%	100%	100%
Average Assets	$107,051.3	$86,696.3	$31,719.3	$29,662.6	$—	$—	$138,770.6	$116,358.9
(1) Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.7 million for both 2020 and 2019.

SIX MONTHS ENDED JUNE 30,	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
($ In Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,140.6	$1,084.6	$824.5	$799.8	$—	$—	$1,965.1	$1,884.4
Foreign Exchange Trading Income	153.4	117.0	6.8	9.7	—	—	160.2	126.7
Other Noninterest Income	110.8	88.2	83.2	57.0	(5.7)	(8.2)	188.3	137.0
Total Noninterest Income	1,404.8	1,289.8	914.5	866.5	(5.7)	(8.2)	2,313.6	2,148.1
Net Interest Income(1)	376.7	464.4	419.3	390.5	—	—	796.0	854.9
Revenue(1)	1,781.5	1,754.2	1,333.8	1,257.0	(5.7)	(8.2)	3,109.6	3,003.0
Provision for Credit Losses	54.5	(3.5)	72.5	(3.0)	—	—	127.0	(6.5)
Noninterest Expense	1,314.9	1,281.3	766.4	752.0	21.2	1.6	2,102.5	2,034.9
Income before Income Taxes(1)	412.1	476.4	494.9	508.0	(26.9)	(9.8)	880.1	974.6
Provision for Income Taxes(1)	91.2	111.9	121.7	128.7	(6.7)	(2.5)	206.2	238.1
Net Income	$320.9	$364.5	$373.2	$379.3	$(20.2)	$(7.3)	$673.9	$736.5
Percentage of Consolidated Net Income	48%	49%	55%	52%	(3)%	(1)%	100%	100%
Average Assets	$99,910.1	$88,512.4	$31,560.5	$29,367.0	$—	$—	$131,470.6	$117,879.4
(1) Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.8 million for 2020 and $15.5 million for 2019.
Note 11 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of June 30, 2020, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of June 30, 2020, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2020 and December 31, 2019 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).

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
Series E Preferred Stock. As of June 30, 2020, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2020 and December 31, 2019 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on April 1, 2020, at a rate per annum equal to 4.70%. On April 21, 2020, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2020, to stockholders of record as of June 15, 2020.
Common Stock. As the Corporation suspended its open-market share repurchase program on March 16, 2020, the only shares repurchased during the three months ended June 30, 2020 were 3,349 shares of common stock withheld upon the vesting of share-based compensation at a total cost of $0.2 million ($79.19 average price per share) to satisfy tax withholding obligations. During the six months ended June 30, 2020, the Corporation repurchased 3,244,087 shares of common stock, including 500,211 shares withheld related to share-based compensation, at a total cost of $297.0 million ($91.55 average price per share). The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in July 2018. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date.
During the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases will be permitted by these institutions and dividend payments will be limited to the amount paid in the second quarter and may not exceed the payor’s average net income for the four preceding quarters.
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at June 30, 2020 and 2019, and changes during the three and six months then ended.
TABLE 63: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2020	$313.7	$3.6	$143.5	$(415.8)	$45.0
Net Change	318.1	(3.3)	2.0	8.6	325.4
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended June 30, 2020.

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	517.8	4.0	27.7	15.6	565.1
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4

Notes to Consolidated Financial Statements (unaudited) (continued)

(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended June 30, 2020.

	THREE MONTHS ENDED JUNE 30, 2019
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2019	$(29.3)	$(0.3)	$82.7	$(398.4)	$(345.3)
Net Change	162.4	4.8	14.1	4.2	185.5
Balance at June 30, 2019	$133.1	$4.5	$96.8	$(394.2)	$(159.8)
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended June 30, 2019.

	SIX MONTHS ENDED JUNE 30, 2019
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2018	$(114.9)	$4.0	$67.9	$(410.7)	$(453.7)
Net Change	248.0	0.5	28.9	16.5	293.9
Balance at June 30, 2019	$133.1	$4.5	$96.8	$(394.2)	$(159.8)
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended June 30, 2019.
TABLE 64: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30,
	2020			2019
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$424.6	$(106.4)	$318.2	$217.6	$(55.3)	$162.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	(0.1)	—	(0.1)	0.1	—	0.1
Net Change	$424.5	$(106.4)	$318.1	$217.7	$(55.3)	$162.4
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$(1.8)	$0.4	$(1.4)	$9.4	$(2.3)	$7.1
Interest Rate Contracts	—	—	—	0.8	(0.2)	0.6
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(2.5)	0.6	(1.9)	(3.8)	0.9	(2.9)
Net Change	$(4.3)	$1.0	$(3.3)	$6.4	$(1.6)	$4.8
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$50.7	$(7.5)	$43.2	$9.0	$(0.3)	$8.7
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.1	—	0.1	(0.7)	0.2	(0.5)
Net Investment Hedge Gains (Losses)	(55.0)	13.7	(41.3)	7.9	(2.0)	5.9
Net Change	$(4.2)	$6.2	$2.0	$16.2	$(2.1)	$14.1
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains	$0.5	$—	$0.5	$—	$—	$—
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	10.7	(2.6)	8.1	5.6	(1.4)	4.2
Net Change	$11.2	$(2.6)	$8.6	$5.6	$(1.4)	$4.2
Total Net Change	$427.2	$(101.8)	$325.4	$245.9	$(60.4)	$185.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30,
	2020			2019
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$691.4	$(173.5)	$517.9	$332.9	$(85.2)	$247.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	(0.1)	—	(0.1)	0.3	—	0.3
Net Change	$691.3	$(173.5)	$517.8	$333.2	$(85.2)	$248.0
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$11.5	$(2.9)	$8.6	$16.6	$(4.0)	$12.6
Interest Rate Contracts	0.4	(0.1)	0.3	1.4	(0.4)	1.0
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(6.5)	1.6	(4.9)	(17.4)	4.3	(13.1)
Net Change	$5.4	$(1.4)	$4.0	$0.6	$(0.1)	$0.5
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(39.1)	$2.1	$(37.0)	$2.6	$1.2	$3.8
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.5)	0.1	(0.4)	—	—	—
Net Investment Hedge Gains (Losses)	87.7	(22.6)	65.1	36.5	(11.4)	25.1
Net Change	$48.1	$(20.4)	$27.7	$39.1	$(10.2)	$28.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.8)	$0.1	$(0.7)	$11.3	$(3.1)	$8.2
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	$21.6	$(5.2)	$16.4	$11.1	$(2.7)	$8.4
Amortization of Prior Service Cost	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net Change	$20.7	$(5.1)	$15.6	$22.3	$(5.8)	$16.5
Total Net Change	$765.5	$(200.4)	$565.1	$395.2	$(101.3)	$293.9
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
Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
TABLE 65: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2020	2019	2020	2019
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,068,635	216,139,033	208,474,883	217,182,123
Net Income	$313.3	$389.4	$673.9	$736.5
Less: Dividends on Preferred Stock	4.8	5.9	35.3	23.2
Net Income Applicable to Common Stock	308.5	383.5	638.6	713.3
Less: Earnings Allocated to Participating Securities	3.4	3.8	7.3	8.1
Earnings Allocated to Common Shares Outstanding	305.1	379.7	631.3	705.2
Basic Net Income Per Common Share	$1.47	$1.76	$3.03	$3.25
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,068,635	216,139,033	208,474,883	217,182,123
Plus: Dilutive Effect of Share-based Compensation	499,722	1,030,506	717,707	1,031,952
Average Common and Potential Common Shares	208,568,357	217,169,539	209,192,590	218,214,075
Earnings Allocated to Common and Potential Common Shares	$305.2	$379.8	$631.3	$705.2
Diluted Net Income Per Common Share	1.46	1.75	3.02	3.23
Note: For the three and six months ended June 30, 2020 and 2019, there were no common stock equivalents excluded in the computation of diluted net income per share.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table presents revenues disaggregated by major revenue source.
TABLE 66: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$397.7	$407.4	$815.3	$804.9
Investment Management and Advisory	485.4	478.1	995.9	937.3
Securities Lending	27.4	22.0	50.9	44.8
Other	51.0	48.0	103.0	97.4
Total Trust, Investment and Other Servicing Fees	$961.5	$955.5	$1,965.1	$1,884.4
Other Noninterest Income
Foreign Exchange Trading Income	$71.3	$60.5	$160.2	$126.7
Treasury Management Fees	11.4	11.2	22.4	22.9
Security Commissions and Trading Income	33.2	23.4	74.9	46.7
Other Operating Income	56.5	38.9	90.9	67.9
Investment Security Gains (Losses), net	0.1	(0.3)	0.1	(0.5)
Total Other Noninterest Income	$172.5	$133.7	$348.5	$263.7
Total Noninterest Income	$1,134.0	$1,089.2	$2,313.6	$2,148.1
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2020, revenue from contracts with clients also includes $26.1 million of the $33.2 million total Security Commissions and Trading Income and $10.0 million of the $56.5 million total Other Operating Income. For the six months ended June 30, 2020, revenue from contracts with clients also included $55.1 million of the $74.9 million total Security Commissions and Trading Income and $20.8 million of the $90.9 million total Other Operating Income.
For the three months ended June 30, 2019, revenue from contracts with clients also includes $19.8 million of the $23.4 million total Security Commissions and Trading Income and $10.5 million of the $38.9 million total Other Operating Income. For the six months ended June 30, 2019, revenue from contracts with clients also included $40.8 million of the $46.7 million total Security Commissions and Trading Income and $20.4 million of the $67.9 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2020 and December 31, 2019.
TABLE 67: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2020	DECEMBER 31, 2019
Trust Fees Receivable, net(1)	$816.4	$801.9
Other	102.3	101.1
Total Client Receivables	$918.7	$903.0
(1) Trust Fees Receivable is net of a $7.4 million and $5.6 million fee receivable allowance as of June 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 15 – Net Interest Income
The components of net interest income were as follows:
TABLE 68: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Interest Income
Loans and Leases	$189.1	$300.6	$439.3	$598.8
Securities — Taxable	208.4	269.1	449.5	546.5
— Non-Taxable	0.3	1.0	0.8	2.2
Interest-Bearing Due from and Deposits with Banks(1)	4.5	19.2	17.3	37.1
Federal Reserve and Other Central Bank Deposits and Other	4.0	50.3	28.6	118.4
Total Interest Income	$406.3	$640.2	$935.5	$1,303.0
Interest Expense
Deposits	$(0.7)	$133.9	$60.2	$281.5
Federal Funds Purchased	—	7.1	2.0	20.5
Securities Sold Under Agreements to Repurchase	—	2.1	1.0	3.9
Other Borrowings	6.4	49.1	35.6	99.0
Senior Notes	20.0	18.5	37.9	34.4
Long-Term Debt	7.0	10.0	15.4	20.0
Floating Rate Capital Debt	1.5	2.1	3.2	4.3
Total Interest Expense	$34.2	$222.8	$155.3	$463.6
Net Interest Income	$372.1	$417.4	$780.2	$839.4
(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 16 – Debt Issuance
On May 1, 2020, the Corporation issued $1.0 billion of 1.95% senior notes, due May 1, 2030. The senior notes will bear interest from the date they were issued at an annual rate of 1.95%, payable semi-annually in arrears. The senior notes are unsecured and rank equally with all of the Corporation’s existing and future senior debt. On or after February 1, 2030, the senior notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 17 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three and six months ended June 30, 2020 and 2019.
TABLE 69: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$11.8	$10.4	$23.6	$20.8
Interest Cost	10.8	11.8	21.6	23.6
Expected Return on Plan Assets	(19.2)	(21.7)	(38.4)	(43.4)
Amortization
Net Actuarial Loss	8.8	4.3	17.6	8.6
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)
Net Periodic Pension Expense	$12.1	$4.7	$24.2	$9.4

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$0.5	$0.5	$1.0	$1.0
Interest Cost	0.7	1.0	1.4	2.0
Expected Return on Plan Assets	(0.8)	(0.9)	(1.5)	(1.9)
Settlement Expense	—	—	0.2	—
Amortization
Net Actuarial Loss	0.3	0.2	0.6	0.3
Net Periodic Pension Expense	$0.7	$0.8	$1.7	$1.4

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$1.1	$1.0	$2.2	$2.0
Interest Cost	1.2	1.4	2.4	2.9
Amortization
Net Actuarial Loss	1.8	1.4	3.6	2.8
Prior Service Cost	0.1	0.1	0.1	0.1
Net Periodic Pension Expense	$4.2	$3.9	$8.3	$7.8

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Interest Cost	$0.2	$0.3	$0.4	$0.6
Amortization
Net Actuarial (Gain)	(0.2)	(0.3)	(0.4)	(0.6)
Net Periodic Postretirement Expense	$—	$—	$—	$—
The components of net periodic pension expense are recorded in Employee Benefits expense within the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2020 and 2019, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2020 and 2019.
TABLE 70: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2020	2019	2020	2019
Restricted Stock Unit Awards	$13.4	$15.3	$54.1	$54.5
Stock Options	0.1	0.2	0.3	0.7
Performance Stock Units	1.6	3.2	14.5	18.8
Total Share-Based Compensation Expense	15.1	18.7	68.9	74.0
Tax Benefits Recognized	$3.8	$4.7	$17.2	$18.4
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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. The carrying amounts of these investments, which are included in Loans and Leases on the consolidated balance sheets, were $30.3 million and $42.6 million as of June 30, 2020 and December 31, 2019, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the community development project VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of June 30, 2020 and December 31, 2019, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $725.8 million and $749.3 million, respectively, of which $678.8 million and $700.3 million are VIEs as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $319.0 million and $376.2 million, respectively, of which $301.7 million and $354.3 million related to undrawn commitments on VIEs as of June 30, 2020 and December 31, 2019, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $22.4 million and $16.4 million for the three months ended June 30, 2020 and 2019, respectively, and $38.7 million and $32.7 million for the six months ended June 30, 2020 and 2019, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $0.3 million of money market mutual fund fees for the three and six months ended June 30, 2020. Northern Trust did not waive any money market mutual fund fees for the three and six months ended June 30, 2019. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2020, Northern Trust had $55.3 million of investments valued using net asset value per share and included in Other Assets and had $74.6 million in unfunded commitments related to seed capital investments. As of December 31, 2019, Northern Trust had $112.0 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.
Note 20 – Commitments and Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $24.0 billion and $24.4 billion as of June 30, 2020 and December 31, 2019, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding and financial guarantees were $2.1 billion and $2.4 billion as of June 30, 2020 and December 31, 2019, respectively. Financial guarantees are issued by Northern Trust to guarantee the performance of a client to a third party under certain arrangements.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these

Notes to Consolidated Financial Statements (unaudited) (continued)

activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2020 and December 31, 2019 subject to indemnification was $143.6 billion and $138.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2020 or December 31, 2019, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2020, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of June 30, 2020 and December 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2020 and December 31, 2019.
TABLE 71: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2020			DECEMBER 31, 2019
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$5,513.2	$9.6	$15.6	$4,538.2	$20.3	$20.9
Cash Flow Hedges	150.0	0.5	—	200.0	0.2	0.2
Foreign Exchange Contracts
Cash Flow Hedges	4,002.5	29.8	10.8	1,661.5	8.5	11.5
Net Investment Hedges	2,947.5	59.5	4.5	2,873.8	73.7	11.9
Total Derivatives Designated as Hedging under GAAP	$12,613.2	$99.4	$30.9	$9,273.5	$102.7	$44.5
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$215.8	$1.8	$1.5	$176.5	$0.9	$0.7
Other Financial Derivatives(3)	658.3	—	31.3	640.3	—	33.4
Total Non-Designated Risk Management Derivatives	$874.1	$1.8	$32.8	$816.8	$0.9	$34.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$262,270.0	$2,881.2	$2,823.1	$291,533.6	$3,151.7	$3,158.1
Interest Rate Contracts	10,345.5	347.2	139.0	8,976.8	132.4	76.3
Total Client-Related and Trading Derivatives	$272,615.5	$3,228.4	$2,962.1	$300,510.4	$3,284.1	$3,234.4
Total Derivatives Not Designated as Hedging under GAAP	$273,489.6	$3,230.2	$2,994.9	$301,327.2	$3,285.0	$3,268.5
Total Gross Derivatives	$286,102.8	$3,329.6	$3,025.8	$310,600.7	$3,387.7	$3,313.0
Less: Netting(4)		2,259.1	2,370.7		2,338.0	1,618.4
Total Derivative Financial Instruments		$1,070.5	$655.1		$1,049.7	$1,694.6
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes

Notes to Consolidated Financial Statements (unaudited) (continued)

in fair value of available for sale debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six-month periods ended June 30, 2020 and 2019. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three- and six-month periods ended June 30, 2020 and 2019, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $0.6 million and net gains of $19.5 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that net gains of $0.4 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of June 30, 2020, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six-month periods ended June 30, 2020 and 2019.
TABLE 72: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED JUNE 30,	2020	2019	2020	2019	2020	2019
Total amounts on the consolidated statements of income	$406.3	$640.2	$34.2	$222.8	$56.5	$38.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(14.7)	(48.7)	4.6	61.7	—	—
Recognized on hedged items	14.7	48.7	(4.6)	(61.7)	—	—
Amounts related to interest settlements on derivatives	3.1	5.0	11.5	3.7	—	—
Total gains (losses) recognized on fair value hedges	$3.1	$5.0	$11.5	$3.7	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$2.5	$3.7	$—	$—	$(0.1)	$0.3
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	0.1	(0.2)	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$2.6	$3.5	$—	$—	$(0.1)	$0.3

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
SIX MONTHS ENDED JUNE 30,	2020	2019	2020	2019	2020	2019
Total amounts on the consolidated statements of income	$935.5	$1,303.0	$155.3	$463.6	$90.9	$67.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(90.7)	(84.1)	155.0	90.2	—	—
Recognized on hedged items	90.7	84.1	(155.0)	(90.2)	—	—
Amounts related to interest settlements on derivatives	2.6	10.5	8.6	2.1	—	—
Total gains (losses) recognized on fair value hedges	$2.6	$10.5	$8.6	$2.1	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$6.6	$18.1	$—	$—	$(0.2)	$(0.3)
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	0.1	(0.4)	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$6.7	$17.7	$—	$—	$(0.2)	$(0.3)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2020 and December 31, 2019.
TABLE 73: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2020		DECEMBER 31, 2019
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$2,994.3	$84.7	$2,981.0	$3.3
Senior Notes and Long-Term Subordinated Debt	2,744.9	278.4	1,748.5	126.9
Total	$5,739.2	$363.1	$4,729.5	$130.2
(1) The cumulative hedge accounting basis adjustment includes $1.7 million related to discontinued hedging relationships of available for sale debt securities as of June 30, 2020. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2020.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $55.0 million and gains of $7.9 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2020 and 2019, respectively. Net investment hedge gains of $87.7 million and $36.5 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2020 and 2019, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 for derivative instruments not designated as hedges under GAAP.

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 74: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2020	2019	2020	2019
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.5)	$(0.8)	$(0.4)	$0.1
Other Financial Derivatives(1)	Other Operating Income	(8.6)	(4.1)	(5.7)	(11.4)
Gains (Losses) from non-designated risk management derivatives		$(9.1)	$(4.9)	$(6.1)	$(11.3)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$71.3	$60.5	$160.2	$126.7
Interest Rate Contracts	Security Commissions and Trading Income	5.2	2.8	16.2	4.3
Gains (Losses) from client-related and trading derivatives		$76.5	$63.3	$176.4	$131.0
Total gains (losses) from derivatives not designated as hedging under GAAP		$67.4	$58.4	$170.3	$119.7
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
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2020 and December 31, 2019.
TABLE 75: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,410.4	$2,256.1	$154.3	$3.5	$150.8
Interest Rate Swaps OTC	357.2	3.0	354.2	—	354.2
Total Derivatives Subject to a Master Netting Arrangement	2,767.6	2,259.1	508.5	3.5	505.0
Total Derivatives Not Subject to a Master Netting Arrangement	562.0	—	562.0	—	562.0
Total Derivatives	3,329.6	2,259.1	1,070.5	3.5	1,067.0
Securities Purchased under Agreements to Resell(3)	$1,505.5	$—	$1,505.5	$1,505.5	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,691.1	$2,334.1	$357.0	$16.5	$340.5
Interest Rate Swaps OTC	151.9	3.9	148.0	—	148.0
Interest Rate Swaps Exchange Cleared	1.0	—	1.0	—	1.0
Total Derivatives Subject to a Master Netting Arrangement	2,844.0	2,338.0	506.0	16.5	489.5
Total Derivatives Not Subject to a Master Netting Arrangement	543.7	—	543.7	0.3	543.4
Total Derivatives	3,387.7	2,338.0	1,049.7	16.8	1,032.9
Securities Purchased under Agreements to Resell(3)	$707.8	$—	$707.8	$707.8	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.3 billion and $7.4 billion as of June 30, 2020 and December 31, 2019, respectively.
(2)Including cash collateral received from counterparties.
(3)Securities purchased under agreements to resell are reported in Federal Funds Sold and Securities Purchased under Agreements to Resell on the consolidated balance sheets. There were no Federal Funds Sold as of June 30, 2020 and $5.0 million of Federal Funds Sold as of December 31, 2019.
(4)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2020 and December 31, 2019.
TABLE 76: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,433.9	$2,237.7	$196.2	$—	$196.2
Interest Rate Swaps OTC	154.6	133.0	21.6	—	21.6
Other Financial Derivatives	31.3	—	31.3	—	31.3
Total Derivatives Subject to a Master Netting Arrangement	2,619.8	2,370.7	249.1	—	249.1
Total Derivatives Not Subject to a Master Netting Arrangement	406.0	—	406.0	—	406.0
Total Derivatives	3,025.8	2,370.7	655.1	—	655.1
Securities Sold under Agreements to Repurchase	$36.5	$—	$36.5	$36.5	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,181.6	$1,548.6	$633.0	$0.1	$632.9
Interest Rate Swaps OTC	96.7	57.3	39.4	—	39.4
Interest Rate Swaps Exchange Cleared	0.7	—	0.7	—	0.7
Other Financial Derivatives	33.4	12.5	20.9	—	20.9
Total Derivatives Subject to a Master Netting Arrangement	2,312.4	1,618.4	694.0	0.1	693.9
Total Derivatives Not Subject to a Master Netting Arrangement	1,000.6	—	1,000.6	—	1,000.6
Total Derivatives	3,313.0	1,618.4	1,694.6	0.1	1,694.5
Securities Sold under Agreements to Repurchase	$489.7	$—	$489.7	$489.7	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $4.0 billion and $3.1 billion as of June 30, 2020 and December 31, 2019, respectively.
(2)Including cash collateral deposited with counterparties.
(3)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Additional cash collateral received from and deposited with derivative counterparties totaling $214.8 million and $75.4 million, respectively, as of June 30, 2020, and $196.3 million and $2.0 million, respectively, as of December 31, 2019, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $597.4 million and $766.2 million at June 30, 2020 and December 31, 2019, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $509.5 million and $327.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2020 and December 31, 2019, of $87.9 million and $439.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2020, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2020, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in Note 20 — Commitments and Contingent Liabilities included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

These conditions have impacted—or are expected in the future to impact—our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; volatility in foreign exchange rates; deposit flows; and client draws on lines of credit. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

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

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The ongoing pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2020.
TABLE 77: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2020	—	$—	—	6,487,647
May 1 - 31, 2020	—	—	—	6,487,647
June 1 - 30, 2020	—	—	—	6,487,647
Total (Second Quarter)	—	$—	—	6,487,647
On March 16, 2020, the Corporation suspended its share repurchase program, previously announced by the Corporation on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Further, during the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases will be permitted by these institutions. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulation permits. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Elimination of Series C Non-Cumulative Perpetual Preferred Stock of Northern Trust Corporation, dated July 21, 2020 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed July 24, 2020).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 28, 2020	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 28, 2020	By:	/s/ Lauren Allnutt
Lauren Allnutt Senior Vice President and Controller (Principal Accounting Officer)