Form 10-Q
period 2020-09-30
NORTHERN TRUST CORP
filed 2020-10-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At September 30, 2020, 208,121,233 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	38
Consolidated Balance Sheets	38
Consolidated Statements of Income	39
Consolidated Statements of Comprehensive Income	39
Consolidated Statements of Changes in Stockholders’ Equity	40
Consolidated Statements of Cash Flows	42
Notes to Consolidated Financial Statements	43
Item 4: Controls and Procedures	89

Part II – Other Information
Item 1: Legal Proceedings	90
Item 1A: Risk Factors	90
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 6: Exhibits	91

Signatures	92
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2020	2019	% CHANGE(1)	2020	2019	% CHANGE(1)
Noninterest Income	$1,156.5	$1,120.2	3%	$3,470.1	$3,268.3	6%
Net Interest Income	328.6	417.7	(21)	1,108.8	1,257.1	(12)
Total Revenue	1,485.1	1,537.9	(3)	4,578.9	4,525.4	1
Provision for Credit Losses	0.5	(7.0)	N/M	127.5	(13.5)	N/M
Noninterest Expense	1,094.7	1,036.3	6	3,197.2	3,071.2	4
Income before Income Taxes	389.9	508.6	(23)	1,254.2	1,467.7	(15)
Provision for Income Taxes	95.4	124.0	(23)	285.8	346.6	(18)
Net Income	$294.5	$384.6	(23)%	$968.4	$1,121.1	(14)%

PER COMMON SHARE
Net Income — Basic	$1.32	$1.70	(22)%	$4.35	$4.95	(12)%
— Diluted	1.32	1.69	(22)	4.34	4.92	(12)
Cash Dividends Declared Per Common Share	0.70	0.70	—	2.10	1.90	11
Book Value — End of Period (EOP)	51.38	46.86	10	51.38	46.86	10
Market Price — EOP	77.97	93.32	(16)	77.97	93.32	(16)

SELECTED BALANCE SHEET DATA ($ In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019	% CHANGE(1)
End of Period:
Total Assets	$152,082.0	$136,828.4	11%
Earning Assets	138,952.7	125,236.6	11
Deposits	122,589.1	109,120.6	12
Stockholders’ Equity	11,579.1	11,091.0	4

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	% CHANGE(1)	2020	2019	% CHANGE(1)
Average Balances:
Total Assets	$140,925.4	$116,352.1	21%	$134,645.2	$117,364.7	15%
Earning Assets	129,368.0	104,959.1	23	121,748.2	107,092.6	14
Deposits	112,844.7	89,020.4	27	106,290.9	89,903.4	18
Stockholders’ Equity	11,402.9	10,687.8	7	11,078.3	10,552.6	5

CLIENT ASSETS ($ In Billions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019	% CHANGE(1)
Assets Under Custody/Administration(2)	$13,077.6	$12,050.4	9%
Assets Under Custody	10,122.6	9,233.5	10
Assets Under Management	1,311.7	1,231.3	7
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Financial Ratios:
Return on Average Common Equity	10.5%	14.9%	12.0%	14.9%
Return on Average Assets	0.83	1.31	0.96	1.28
Dividend Payout Ratio	53.0	41.4	48.4	38.6
Net Interest Margin(1)	1.03	1.61	1.24	1.60

	SEPTEMBER 30, 2020		DECEMBER 31, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	13.4%	13.9%	12.7%	13.2%	N/A	4.5%
Tier 1 Capital	14.5	15.1	14.5	15.0	6.0	6.0
Total Capital	16.5	16.7	16.3	16.8	10.0	8.0
Tier 1 Leverage	7.7	7.7	8.7	8.7	N/A	4.0
Supplementary Leverage	N/A	8.8	N/A	7.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	13.8%	14.6%	12.3%	13.0%	6.5%	4.5%
Tier 1 Capital	13.8	14.6	12.3	13.0	8.0	6.0
Total Capital	15.6	16.0	14.0	14.6	10.0	8.0
Tier 1 Leverage	7.2	7.2	7.3	7.3	5.0	4.0
Supplementary Leverage	N/A	8.1	N/A	6.4	3.0	3.0
(1)    Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 35.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the third quarter of 2020. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2019. Investors also should read the section entitled “Forward-Looking Statements.”
THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS
General
The Corporation is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.
COVID-19 Pandemic and Recent Events
The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the third quarter of 2020. During this time, Northern Trust continued to focus on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities. Although planning is underway to return to the office when conditions permit, the vast majority of staff is expected to continue to work remotely for some time to come.
Workforce
As governments have begun implementing plans to reopen their respective jurisdictions, Northern Trust has begun its return-to-office (RTO) phase under the oversight of its COVID Executive Committee composed of senior leadership across various functions. Plans for RTO have been developed on a location-by-location basis based on business unit needs. Northern Trust continues to consider site readiness, transportation options, technology capabilities, and workforce alignment, and plans for the return of a small portion of each office’s population in the initial RTO phase to allow for optimal social distancing. To ensure the health and well-being of Northern Trust’s workforce, clients and visitors, several social distancing elements and other protective measures, such as temperature screenings, where allowable by law, distribution of personal protective equipment, and workforce self-certification, have been implemented. Several offices continued to return portions of their workforce in the third quarter of 2020.
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
As of September 30, 2020, Northern Trust had funded loans totaling $215.3 million under the PPP. The Corporation accounts for PPP loans as loan receivables and amounts are disclosed in Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The original timeframe for PPP lending expired on June 30, 2020, but Congress acted on June 30, 2020 to provide a 5-week extension for PPP lending to allow small businesses additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. Northern Trust continued to lend under the PPP through the new August 8, 2020 deadline.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
COVID-19 Pandemic and Recent Events (continued)
Troubled Debt Restructuring (TDR) Relief
Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification. The first of these forms of relief is provided by certain interagency guidance from various banking regulators, including the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau (Interagency Guidance). The other is provided under section 4013 of the CARES Act. Northern Trust has elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. For further information on TDRs, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Community Support
Small Business Support
From April 15, 2020 through September 30, 2020, Northern Trust provided $103.0 million in low-cost funding to assist Community Development Financial Institutions (CDFIs), which are instrumental in providing loans to small businesses and non-profit organizations under the PPP. The funding helps meet urgent demand among small businesses and non-profit groups by providing flexible terms and low rates. CDFIs provide loans, investments, financial services and technical assistance to underserved populations and communities. This funding to CDFIs, which is reported in Debt Securities Held to Maturity on the consolidated balance sheets, is separate and distinct from the $215.3 million in PPP funds that the Corporation has lent to its own small business clients.
New Corporate Philanthropic Strategy
Northern Trust announced on June 15, 2020 that it pledged $20.0 million over the next 5 years as a part of its new corporate philanthropic strategy. The goal of the new strategy, which launched on September 11, 2020, is to reduce the economic opportunity gap. Northern Trust is committed to creating more equitable opportunities to achieve long-term financial success for those who face unfair hurdles because of their race, ethnicity, gender, geography or socio-economic conditions.
Additional COVID-19 economic and market-related impacts to the Corporation’s financial condition and results of operations are discussed throughout this Form 10-Q.
Overview of Financial Results
Net income per diluted common share decreased in the current quarter to $1.32 from $1.69 in the third quarter of 2019. Net income decreased $90.1 million, or 23%, to $294.5 million in the current quarter from $384.6 million in the prior-year quarter. Annualized return on average common equity was 10.5% in the current quarter and 14.9% in the prior-year quarter. The annualized return on average assets was 0.83% in the current quarter as compared to 1.31% in the prior-year quarter.
Revenue decreased $52.8 million, or 3%, to $1.49 billion in the current quarter from $1.54 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees increased $28.3 million, or 3%, from $975.5 million in the prior-year quarter to $1.00 billion in the current quarter, primarily due to new business, favorable currency translation and favorable markets, partially offset by higher money market mutual fund waivers.
Other noninterest income increased $8.0 million, or 6%, from $144.7 million in the prior-year quarter to $152.7 million in the current quarter, primarily reflecting higher other operating income and foreign exchange trading income, partially offset by lower security commissions and trading income.
Net interest income decreased $89.1 million, or 21%, to $328.6 million in the current quarter as compared to $417.7 million in the prior-year quarter, primarily due to a lower net interest margin, partially offset by an increase in average earning assets.
There was a $0.5 million provision for credit losses in the current quarter, as compared to a credit provision of $7.0 million in the prior-year quarter. The current quarter provision was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases in the private client, commercial real estate, and residential real estate portfolios, partially offset by a decrease in the commercial and institutional portfolio. The overall increase in the reserve on a collective basis was partially offset by a decrease in the reserve associated with loans evaluated on an individual basis.
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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)

Noninterest expense increased $58.4 million, or 6%, from $1.04 billion in the prior-year quarter to $1.09 billion in the current quarter, primarily attributable to higher other operating expense, equipment and software expense, employee benefits expense, and compensation expense, partially offset by lower outside services. The increase in other operating expense was primarily due to a $43.4 million charge related to a corporate action processing error.
The provision for income taxes in the current quarter totaled $95.4 million, representing an effective tax rate of 24.5%. The provision for income taxes in the prior-year quarter totaled $124.0 million, representing an effective tax rate of 24.4%.
Trust, Investment and Other Servicing Fees
Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low interest rate environments have historically had a negative impact on fees earned on certain products. Beginning in the second quarter of 2020, the Corporation elected to waive a portion of certain fees associated with money market mutual funds. These fee waivers, which are expected to increase in a continued low interest rate environment in which the yields in certain funds remain insufficient to pay the stated fees associated with such funds, will adversely impact trust, investment and other servicing fees within the C&IS and Wealth Management reporting segments.

The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$395.0	$392.2	$2.8	1%
Investment Management	136.8	114.7	22.1	19
Securities Lending	19.7	20.1	(0.4)	(2)
Other	33.4	32.9	0.5	2
Total C&IS Trust, Investment and Other Servicing Fees	$584.9	$559.9	$25.0	4%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$151.1	$157.3	$(6.2)	(4)%
East	110.9	106.8	4.1	4
West	84.7	83.6	1.1	1
Global Family Office	72.2	67.9	4.3	6
Total Wealth Management Trust, Investment and Other Servicing Fees	$418.9	$415.6	$3.3	1%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,003.8	$975.5	$28.3	3%
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
Custody and fund administration fees increased from the prior-year quarter, primarily due to favorable currency translation and new business, partially offset by unfavorable markets. Investment management fees increased from the prior-year quarter, primarily due to new business.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Wealth Management fees increased compared to the prior-year quarter, primarily due to favorable markets, partially offset by higher money market mutual fund waivers.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED SEPTEMBER 30,			AS OF SEPTEMBER 30,
	2020	2019	CHANGE	2020	2019	CHANGE
S&P 500	3,316	2,958	12%	3,363	2,977	13%
MSCI EAFE (U.S. dollars)	1,871	1,882	(1)	1,855	1,889	(2)
MSCI EAFE (local currency)	1,068	1,118	(4)	1,057	1,135	(7)
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF SEPTEMBER 30,
	2020	2019	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,376	2,221	7%
Barclays Capital Global Aggregate Bond Index	541	509	6
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our trust, investment and other servicing fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2019	CHANGE Q3-20/Q2-20	CHANGE Q3-20/Q3-19
($ In Billions)
Corporate & Institutional Services	$12,263.2	$11,347.1	$10,864.0	8%	13%
Wealth Management	814.4	751.2	701.2	8	16
Total Assets Under Custody / Administration	$13,077.6	$12,098.3	$11,565.2	8%	13%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2019	CHANGE Q3-20/Q2-20	CHANGE Q3-20/Q3-19
($ In Billions)
Corporate & Institutional Services	$9,312.2	$8,542.7	$8,061.4	9%	16%
Wealth Management	810.4	747.9	698.7	8	16
Total Assets Under Custody	$10,122.6	$9,290.6	$8,760.1	9%	16%
Consolidated assets under custody increased from the prior quarter and prior-year quarter, primarily reflecting net inflows, the impact of favorable markets, and favorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	SEPTEMBER 30, 2020			JUNE 30, 2020			SEPTEMBER 30, 2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	44%	60%	44%	43%	59%	44%	43%	57%	45%
Fixed Income Securities	37	16	36	38	17	36	39	19	37
Cash and Other Assets	17	24	18	17	24	18	16	24	16
Securities Lending Collateral	2	—	2	2	—	2	2	—	2

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2019	CHANGE Q3-20/Q2-20	CHANGE Q3-20/Q3-19
Equities	$4,532.2	$4,102.8	$3,902.4	10%	16%
Fixed Income Securities	3,614.6	3,337.1	3,243.5	8	11
Cash and Other Assets	1,802.9	1,685.0	1,435.8	7	26
Securities Lending Collateral	172.9	165.7	178.4	4	(3)
Total Assets Under Custody	$10,122.6	$9,290.6	$8,760.1	9%	16%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2019	CHANGE Q3-20/Q2-20	CHANGE Q3-20/Q3-19
($ In Billions)
Corporate & Institutional Services	$993.2	$954.0	$901.3	4%	10%
Wealth Management	318.5	303.8	300.5	5	6
Total Assets Under Management	$1,311.7	$1,257.8	$1,201.8	4%	9%
Consolidated assets under management increased compared to the prior quarter primarily reflecting favorable markets and favorable currency translation. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting favorable markets and net inflows.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	SEPTEMBER 30, 2020			JUNE 30, 2020			SEPTEMBER 30, 2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	50%	49%	50%	48%	48%	49%	50%	52%	50%
Fixed Income Securities	12	26	15	12	26	15	13	26	16
Cash and Other Assets	21	25	22	23	26	23	17	22	19
Securities Lending Collateral	17	—	13	17	—	13	20	—	15
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2019	CHANGE Q3-20/Q2-20	CHANGE Q3-20/Q3-19
Equities	$648.8	$608.5	$607.4	7%	7%
Fixed Income Securities	201.6	193.1	190.9	4	6
Cash and Other Assets	288.4	290.5	225.1	(1)	28
Securities Lending Collateral	172.9	165.7	178.4	4	(3)
Total Assets Under Management	$1,311.7	$1,257.8	$1,201.8	4%	9%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	SEPTEMBER 30, 2020	JUNE 30, 2020	MARCH 31, 2020	DECEMBER 31, 2019	SEPTEMBER 30, 2019
Beginning Balance of AUM	$1,257.8	$1,119.3	$1,231.3	$1,201.8	$1,180.2
Inflows by Product
Equities	42.6	46.7	51.7	50.7	41.7
Fixed Income Securities	16.4	16.4	13.5	9.5	10.3
Cash and Other Assets	189.9	219.3	204.7	135.2	144.5
Securities Lending Collateral	57.2	67.7	79.7	57.0	69.2
Total Inflows	306.1	350.1	349.6	252.4	265.7
Outflows by Product
Equities	(48.3)	(46.3)	(59.9)	(52.5)	(53.0)
Fixed Income Securities	(13.9)	(18.5)	(18.6)	(7.8)	(13.8)
Cash and Other Assets	(195.3)	(180.0)	(168.2)	(139.3)	(128.7)
Securities Lending Collateral	(50.0)	(69.1)	(75.7)	(72.2)	(54.3)
Total Outflows	(307.5)	(313.9)	(322.4)	(271.8)	(249.8)
Net Inflows (Outflows)	(1.4)	36.2	27.2	(19.4)	15.9
Market Performance, Currency & Other
Market Performance & Other	51.4	99.5	(132.8)	43.6	10.6
Currency	3.9	2.8	(6.4)	5.3	(4.9)
Total Market Performance, Currency & Other	55.3	102.3	(139.2)	48.9	5.7
Ending Balance of AUM	$1,311.7	$1,257.8	$1,119.3	$1,231.3	$1,201.8
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Foreign Exchange Trading Income	$61.6	$59.7	$1.9	3%
Treasury Management Fees	11.6	11.2	0.4	3
Security Commissions and Trading Income	26.0	29.1	(3.1)	(10)
Other Operating Income	53.5	45.1	8.4	19
Investment Security Gains (Losses), net	—	(0.4)	0.4	N/M
Total Other Noninterest Income	$152.7	$144.7	$8.0	6%
Foreign exchange trading income increased compared to the prior-year quarter, primarily due to increased market volatility.
Other operating income increased compared to the prior-year quarter, primarily due to income related to a bank-owned life insurance program and higher miscellaneous income. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plans expense in other operating expense.
The components of other operating income are provided in the following table.
TABLE 13: OTHER OPERATING INCOME

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Loan Service Fees	$13.6	$11.9	$1.7	14%
Banking Service Fees	11.8	11.2	0.6	6
Other Income	28.1	22.0	6.1	27
Total Other Operating Income	$53.5	$45.1	$8.4	19%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average balances and interest rates affecting net interest income and an analysis of net interest income changes.
TABLE 14: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THIRD QUARTER
	2020			2019
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$1.8	$31,602.3	0.02%	$40.4	$17,524.9	0.91%
Interest-Bearing Due from and Deposits with Banks(2)	2.7	4,816.1	0.23	18.6	5,656.5	1.31
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.9	1,792.3	0.21	4.0	816.9	1.93
Securities
U.S. Government	13.2	4,290.9	1.23	28.2	5,506.5	2.03
Obligations of States and Political Subdivisions	12.3	2,319.3	2.12	5.6	906.6	2.46
Government Sponsored Agency	88.5	24,027.6	1.46	147.6	22,494.1	2.60
Other(3)	76.0	27,434.3	1.10	91.2	21,117.7	1.72
Total Securities	190.0	58,072.1	1.30	272.6	50,024.9	2.16
Loans and Leases(4)	167.9	33,085.2	2.02	292.8	30,935.9	3.75
Total Earning Assets	363.3	129,368.0	1.12	628.4	104,959.1	2.38
Allowance for Credit Losses	—	(218.4)	—	—	(111.2)	—
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,293.3	—	—	2,551.5	—
Buildings and Equipment	—	512.2	—	—	411.9	—
Client Security Settlement Receivables	—	1,155.0	—	—	1,089.6	—
Goodwill	—	697.8	—	—	680.4	—
Other Assets	—	7,117.5	—	—	6,770.8	—
Total Assets	$—	$140,925.4	—%	$—	$116,352.1	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$5.6	$24,305.4	0.09%	$46.0	$17,802.7	1.03%
Savings Certificates and Other Time	4.0	1,502.1	1.07	4.6	898.9	2.01
Non-U.S. Offices — Interest-Bearing	(13.1)	61,834.9	(0.08)	71.4	53,631.5	0.53
Total Interest-Bearing Deposits	(3.5)	87,642.4	(0.02)	122.0	72,333.1	0.67
Short-Term Borrowings	5.1	6,628.7	0.30	50.0	8,768.8	2.26
Senior Notes	19.1	3,666.3	2.08	19.6	2,587.7	3.00
Long-Term Debt	5.7	1,199.0	1.91	9.4	1,156.7	3.21
Floating Rate Capital Debt	0.4	277.7	0.64	2.1	277.7	2.89
Total Interest-Related Funds	26.8	99,414.1	0.11	203.1	85,124.0	0.95
Interest Rate Spread	—	—	1.01	—	—	1.43
Demand and Other Noninterest-Bearing Deposits	—	25,202.3	—	—	16,687.3	—
Other Liabilities	—	4,906.1	—	—	3,853.0	—
Stockholders’ Equity	—	11,402.9	—	—	10,687.8	—
Total Liabilities and Stockholders’ Equity	$—	$140,925.4	—%	$—	$116,352.1	—%
Net Interest Income/Margin (FTE Adjusted)	$336.5	$—	1.03%	$425.3	$—	1.61%
Net Interest Income/Margin (Unadjusted)	$328.6	$—	1.01%	$417.7	$—	1.58%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE(7)

	THREE MONTHS ENDED SEPTEMBER 30, 2020/2019
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Earning Assets (FTE)	$114.6	$(379.7)	$(265.1)
Interest-Related Funds	21.7	(198.0)	(176.3)
Increase (Decrease) in Net Interest Income (FTE)	$92.9	$(181.7)	$(88.8)
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

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $7.9 million and $7.6 million for the three months ended September 30, 2020 and 2019, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net interest income, stated on a FTE basis, decreased from the prior-year quarter, primarily due to a lower net interest margin, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, securities, and loans. Funding of the balance sheet reflected higher levels of client deposits.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to lower interest rates and a balance sheet mix shift. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and other central bank deposits and other averaged $31.6 billion and increased $14.1 billion, or 80%, from $17.5 billion in the prior-year quarter, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average securities were $58.1 billion and increased $8.1 billion, or 16%, from $50.0 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $740.7 million, $177.3 million and $69.7 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Loans and leases averaged $33.1 billion and increased $2.2 billion, or 7%, from $30.9 billion in the prior-year quarter, primarily reflecting higher levels of private client, commercial and institutional, and commercial real estate loans. Commercial and institutional loans averaged $10.0 billion and increased $1.1 billion, or 13%, from $8.9 billion for the prior-year quarter. Private client loans averaged $11.7 billion and increased $1.3 billion, or 13%, from $10.4 billion for the prior-year quarter. Commercial real estate loans averaged $3.3 billion and increased $0.5 billion, or 17%, from $2.8 billion for the prior-year quarter. Residential real estate loans averaged $6.1 billion in the current and prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits increased $15.3 billion, or 21%, to an average of $87.6 billion in the current quarter from $72.3 billion in the prior-year quarter. Other interest-bearing funds decreased $1.0 billion, or 8%, to an average of $11.8 billion in the current quarter from $12.8 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $10.2 billion, or 51%, to $30.0 billion in the current quarter from $19.8 billion in the prior-year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits and other liabilities.
Interest expense for interest-bearing deposits in the current quarter was driven by low and negative interest rates for non-U.S. offices interest-bearing deposits and low interest rates on domestic interest-bearing deposits. Average non-U.S. offices interest-bearing deposits comprised 71% of total average interest-bearing deposits for the three months ended September 30, 2020.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
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
There was a $0.5 million provision for credit losses in the current quarter, as compared to a credit provision of $7.0 million in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases in the private client, commercial real estate, and residential real estate portfolios, partially offset by a decrease in the commercial and institutional portfolio. The overall increase in the reserve on a collective basis was partially offset by a decrease in the reserve associated with loans evaluated on an individual basis. The credit provision in the prior-year quarter was primarily driven by a decrease in the specific allowance attributable to the residential real estate portfolio and a slight decrease in the inherent allowance under the previous “incurred loss” model.
Net recoveries in the current quarter were $0.4 million, resulting from charge-offs of $0.8 million and recoveries of $1.2 million. The prior-year quarter included $0.6 million of net recoveries, reflecting $1.1 million of charge-offs and $1.7 million of recoveries. Nonaccrual assets of $98.9 million decreased $17.4 million, or 15%, from $116.3 million at the end of the prior-year quarter.
Noninterest Expense
The components of noninterest expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Compensation	$461.7	$458.0	$3.7	1%
Employee Benefits	97.5	87.6	9.9	11
Outside Services	186.0	194.0	(8.0)	(4)
Equipment and Software	170.7	151.7	19.0	13
Occupancy	51.8	53.0	(1.2)	(2)
Other Operating Expense	127.0	92.0	35.0	38
Total Noninterest Expense	$1,094.7	$1,036.3	$58.4	6%
Compensation expense, the largest component of noninterest expense, increased compared to the prior-year quarter, primarily reflecting higher salary expense driven by staff growth, base pay adjustments and unfavorable currency translation, partially offset by lower cash-based incentives and lower long-term performance-based incentive expense.
Employee benefits expense increased compared to the prior-year quarter primarily due to higher retirement plan expenses.
Outside services expense decreased compared to the prior-year quarter, primarily reflecting lower technical services costs, consulting services, and third-party advisory fees.
Equipment and software expense increased compared to the prior-year quarter, primarily reflecting higher depreciation and amortization and software support costs.
Other operating expense increased compared to the prior-year quarter, primarily due to a $43.4 million charge related to a corporate action processing error, increases in mutual fund co-administration fees, and higher supplemental compensation plans expense, partially offset by lower business promotion expenses due to reduced business travel and lower staff-related expenses. The higher supplemental compensation plans expense resulted in a related increase in miscellaneous income reported in noninterest income.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
The components of other operating expense are provided in the following table.
TABLE 16: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Business Promotion	$23.4	$38.7	$(15.3)	(40)%
Staff Related	11.8	11.6	0.2	2
FDIC Insurance Premiums	3.2	2.4	0.8	32
Other Intangibles Amortization	4.3	4.2	0.1	5
Other Expenses	84.3	35.1	49.2	139
Total Other Operating Expense	$127.0	$92.0	$35.0	38%
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2020 was $95.4 million, representing an effective tax rate of 24.5%, compared to $124.0 million in the prior-year quarter, representing an effective tax rate of 24.4%.
The provision for income taxes decreased primarily due to decreased income before income taxes.
NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net income per diluted common share decreased in the current period to $4.34 from $4.92 in the comparable prior-year period. Net income decreased $152.7 million, or 14%, to $968.4 million in the current period from $1.12 billion in the prior-year period. Annualized return on average common equity was 12.0% in the current period and 14.9% in the prior-year period. The annualized return on average assets was 0.96% in the current period compared to 1.28% in the prior-year period.
Revenue for the nine months ended September 30, 2020 increased $53.5 million, or 1%, from $4.53 billion in the prior-year period to $4.58 billion in the current period.
Trust, Investment and Other Servicing Fees increased $109.0 million, or 4%, from $2.86 billion in the prior-year period to $2.97 billion in the current period, primarily driven by new business and favorable markets.
Other noninterest income increased $92.8 million, or 23%, from $408.4 million in the prior-year period to $501.2 million in the current period, primarily driven by increased foreign exchange trading income, other operating income, and security commissions and trading income.

Net interest income decreased $148.3 million, or 12%, to $1.11 billion in the current period from $1.26 billion in the prior-year period, primarily due to a lower net interest margin, partially offset by an increase in average earning assets.
There was a $127.5 million provision for credit losses in the current period, as compared to a credit provision of $13.5 million in the prior-year period.
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

Noninterest expense increased $126.0 million, or 4%, from $3.07 billion in the prior-year period to $3.20 billion in the current period, primarily attributable to higher equipment and software expense, other operating expense, compensation expense, employee benefits expense and occupancy expense, partially offset by lower outside services expense. The increase in other operating expense was primarily due to a $43.4 million charge related to a corporate action processing error.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
The provision for income taxes for the nine months ended September 30, 2020 totaled $285.8 million, representing an effective tax rate of 22.8%. The provision for income taxes for the nine months ended September 30, 2019 totaled $346.6 million, representing an effective tax rate of 23.6%.
Trust, Investment and Other Servicing Fees
The components of trust, investment and other servicing fees are provided in the table below.
TABLE 17: TRUST, INVESTMENT AND OTHER SERVICING FEES

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,166.2	$1,152.4	$13.8	1%
Investment Management	386.0	329.8	56.2	17
Securities Lending	70.4	64.6	5.8	9
Other	102.9	97.7	5.2	5
Total C&IS Trust, Investment and Other Servicing Fees	$1,725.5	$1,644.5	$81.0	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$452.6	$461.1	$(8.5)	(2)%
East	326.6	312.0	14.6	5
West	251.7	245.9	5.8	2
Global Family Office	212.5	196.4	16.1	8
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,243.4	$1,215.4	$28.0	2%
Total Consolidated Trust, Investment and Other Servicing Fees	$2,968.9	$2,859.9	$109.0	4%
Corporate & Institutional Services
Custody and fund administration fees, the largest component of C&IS fees, increased primarily driven by new business. Investment management fees increased primarily due to new business and favorable markets. Securities lending fees increased primarily driven by higher spreads.
Wealth Management
Wealth Management fees increased primarily attributable to favorable markets and new business, partially offset by higher money market mutual fund waivers.
Other Noninterest Income
The components of other noninterest income are provided in the following table.
TABLE 18: OTHER NONINTEREST INCOME

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Foreign Exchange Trading Income	$221.8	$186.4	$35.4	19%
Treasury Management Fees	34.0	34.1	(0.1)	—
Security Commissions and Trading Income	100.9	75.8	25.1	33
Other Operating Income	144.4	113.0	31.4	28
Investment Security (Losses) Gains, net	0.1	(0.9)	1.0	N/M
Total Other Noninterest Income	$501.2	$408.4	$92.8	23%
Foreign exchange trading income increased from the prior-year period, primarily due to higher client volumes and increased market volatility, partially offset by lower foreign exchange swap activity in Treasury.
Security commissions and trading income increased from the prior-year period, primarily due to higher core brokerage revenue, revenue from interest rate swaps, and referral fees.
Other operating income increased from the prior-year period, primarily due to income related to a bank-owned life insurance program, lower expenses for existing swap agreements related to Visa Inc. Class B common shares, and higher miscellaneous

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income (continued)

income. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plans expense in other operating expense.
The components of other operating income are provided in the following table.
TABLE 19: OTHER OPERATING INCOME

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Loan Service Fees	$37.3	$36.5	$0.8	2%
Banking Service Fees	34.1	33.7	0.4	1
Other Income	73.0	42.8	30.2	70
Total Other Operating Income	$144.4	$113.0	$31.4	28%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average balances and interest rate changes affecting net interest income and an analysis of net interest income changes.
TABLE 20: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30,
	2020			2019
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$28.2	$27,258.4	0.14%	$147.8	$18,965.1	1.04%
Interest-Bearing Due from and Deposits with Banks(2)	20.0	5,384.6	0.50	55.7	5,970.6	1.25
Federal Funds Sold and Securities Purchased under Agreements to Resell	3.1	1,150.9	0.36	15.1	814.7	2.47
Securities
U.S. Government	52.6	4,466.8	1.58	84.6	5,299.5	2.13
Obligations of States and Political Subdivisions	34.0	1,960.5	2.31	15.7	816.4	1.92
Government Sponsored Agency	321.6	23,598.8	1.82	446.5	22,479.7	2.65
Other(3)	245.5	24,294.2	1.35	286.1	21,672.7	1.77
Total Securities	653.7	54,320.3	1.61	832.9	50,268.4	2.22
Loans and Leases(4)	609.6	33,634.0	2.42	895.4	31,073.8	3.85
Total Earning Assets	1,314.6	121,748.2	1.44	1,946.9	107,092.6	2.43
Allowance for Credit Losses	—	(163.1)	—	—	(113.4)	—
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,659.8	—	—	2,427.7	—
Buildings and Equipment	—	506.9	—	—	416.2	—
Client Security Settlement Receivables	—	1,327.2	—	—	1,039.0	—
Goodwill	—	693.3	—	—	679.1	—
Other Assets	—	7,872.9	—	—	5,823.5	—
Total Assets	$—	$134,645.2	—%	$—	$117,364.7	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$43.2	$22,863.2	0.25%	$123.6	$16,054.7	1.03%
Savings Certificates and Other Time	13.6	1,289.3	1.41	11.6	850.1	1.81
Non-U.S. Offices — Interest-Bearing	(0.1)	59,997.0	—	268.3	55,545.5	0.65
Total Interest-Bearing Deposits	56.7	84,149.5	0.09	403.5	72,450.3	0.74
Short-Term Borrowings	43.7	7,892.0	0.74	173.4	9,557.2	2.43
Senior Notes	57.0	3,206.5	2.37	54.0	2,323.2	3.10
Long-Term Debt	21.1	1,188.7	2.38	29.4	1,133.9	3.46
Floating Rate Capital Debt	3.6	277.7	1.76	6.4	277.6	3.11
Total Interest-Related Funds	182.1	96,714.4	0.25	666.7	85,742.2	1.04
Interest Rate Spread	—	—	1.19	—	—	1.39
Demand and Other Noninterest-Bearing Deposits	—	22,141.4	—	—	17,453.1	—
Other Liabilities	—	4,711.1	—	—	3,616.8	—
Stockholders’ Equity	—	11,078.3	—	—	10,552.6	—
Total Liabilities and Stockholders’ Equity	$—	$134,645.2	—%	$—	$117,364.7	—%
Net Interest Income/Margin (FTE Adjusted)	$1,132.5	$—	1.24%	$1,280.2	$—	1.60%
Net Interest Income/Margin (Unadjusted)	$1,108.8	$—	1.22%	$1,257.1	$—	1.57%

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE(7)

	NINE MONTHS ENDED SEPTEMBER 30, 2020/2019
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Earning Assets (FTE)	$234.6	$(866.9)	$(632.3)
Interest-Related Funds	55.1	(539.7)	(484.6)
Increase (Decrease) in Net Interest Income (FTE)	$179.5	$(327.2)	$(147.7)

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

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $23.7 million and $23.1 million for the nine months ended September 30, 2020 and 2019, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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

Net interest income, stated on an FTE basis, decreased from the prior-year period, primarily due to a lower net interest margin, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, securities, and loans. Funding of the balance sheet reflected higher levels of client deposits. The increase in average client deposit balance resulted from the large inflows experienced at the end of the first quarter caused by client reaction to current economic and market conditions. Average non-U.S. offices interest-bearing deposits comprised 71% of total average interest-bearing deposits for the nine months ended September 30, 2020.
The net interest margin on an FTE basis decreased from the prior-year period, primarily due to lower interest rates. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and other central bank deposits and other averaged $27.3 billion and increased $8.3 billion, or 44%, from $19.0 billion in the prior-year period, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average securities were $54.3 billion and increased $4.1 billion, or 8%, from $50.2 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $741.1 million, $211.0 million and $61.4 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Loans and leases averaged $33.6 billion and increased $2.5 billion, or 8%, from $31.1 billion in the prior-year period, primarily reflecting higher levels of commercial and institutional, private client, and commercial real estate loans, partially offset by lower levels of residential real estate loans. Commercial and institutional loans averaged $10.5 billion and increased $1.5 billion, or 18%, from $9.0 billion for the prior-year period. Private client loans averaged $11.4 billion and increased $720.1 million, or 7%, from $10.7 billion for the prior-year period. Commercial real estate loans averaged $3.2 billion and increased $293.9 million, or 10%, from $2.9 billion for the prior-year period. Residential real estate loans averaged $6.1 billion and decreased $238.0 million, or 4%, from $6.4 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits increased $11.6 billion, or 16%, to an average of $84.1 billion in the current period from $72.5 billion in the prior-year period. Other interest-bearing funds decreased $727.0 million, or 5%, to an average of $12.6 billion in the current period from $13.3 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $3.6 billion, or 17%, to $25.0 billion in the current period from $21.4 billion in the prior-year period primarily resulting from higher levels of demand and other noninterest-bearing deposits and other liabilities, partially offset by other assets.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
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
The provision for credit losses for the nine months ended September 30, 2020 was $127.5 million primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios. The provision for credit losses for the nine months ended September 30, 2019 was a credit provision of $13.5 million primarily driven by a decrease in the allowance for the residential real estate portfolio driven by reductions in outstanding loans and improved credit quality, partially offset by increases for the private client portfolio driven by lower credit quality, which resulted in a net decrease in the inherent allowance.
Net recoveries in the current-year period totaled $2.3 million resulting from $3.0 million of charge-offs and $5.3 million of recoveries, compared to net recoveries of $3.0 million in the prior-year period resulting from $2.7 million of charge-offs and $5.7 million of recoveries.
Residential real estate, commercial and institutional, and commercial real estate loans accounted for 65%, 31%, and 4%, respectively, of total nonaccrual loans and leases at September 30, 2020. Residential real estate, commercial and institutional, commercial real estate and non-U.S. loans accounted for 86%, 10%, 3%, and 1%, respectively, of total nonaccrual loans and leases at September 30, 2019. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section beginning on page 26.
Noninterest Expense
The components of noninterest expense are provided in the following table.
TABLE 21: NONINTEREST EXPENSE

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Compensation	$1,421.8	$1,395.5	$26.3	2%
Employee Benefits	285.8	262.6	23.2	9
Outside Services	555.0	568.8	(13.8)	(2)
Equipment and Software	497.1	447.2	49.9	11
Occupancy	162.9	155.5	7.4	5
Other Operating Expense	274.6	241.6	33.0	14
Total Noninterest Expense	$3,197.2	$3,071.2	$126.0	4%
Compensation expense, the largest component of noninterest expense increased compared to the prior-year period, primarily reflecting higher salary expense, driven by staff growth and base pay adjustments, and a one-time supplemental payment to certain employees in response to the COVID-19 pandemic, partially offset by lower cash-based incentives and long-term performance-based incentive expense.
Employee benefits expense increased compared to the prior-year period, primarily reflecting higher retirement plan expenses.
Outside services expense decreased compared to the prior-year period, primarily reflecting lower data processing, consulting services and technical services costs.
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

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other operating expense increased compared to the prior-year period, primarily due to a $43.4 million charge related to a corporate action processing error as well as increases in mutual fund co-administration fees, partially offset by decreased business promotion expense due to reduced business travel and lower staff-related expense.
The components of other operating expense are provided in the following table.
TABLE 22: OTHER OPERATING EXPENSE

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	CHANGE
Business Promotion	$50.1	$78.1	$(28.0)	(36)%
Staff Related	20.5	28.8	(8.3)	(29)
FDIC Insurance Premiums	8.6	7.6	1.0	12
Other Intangibles Amortization	12.6	12.5	0.1	1
Other Expenses	182.8	114.6	68.2	59
Total Other Operating Expense	$274.6	$241.6	$33.0	14%
Provision for Income Taxes
Income tax expense for the nine months ended September 30, 2020 was $285.8 million, representing an effective tax rate of 22.8%, compared to $346.6 million for the nine months ended September 30, 2019, representing an effective tax rate of 23.6%.
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

REPORTING SEGMENTS (continued)
The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2020 and 2019.
TABLE 23: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$584.9	$559.9	$418.9	$415.6	$—	$—	$1,003.8	$975.5
Foreign Exchange Trading Income	58.4	55.5	3.2	4.2	—	—	61.6	59.7
Other Noninterest Income	56.7	53.6	39.7	38.1	(5.3)	(6.7)	91.1	85.0
Total Noninterest Income	700.0	669.0	461.8	457.9	(5.3)	(6.7)	1,156.5	1,120.2
Net Interest Income(1)	139.9	229.9	196.6	195.4	—	—	336.5	425.3
Revenue(1)	839.9	898.9	658.4	653.3	(5.3)	(6.7)	1,493.0	1,545.5
Provision for Credit Losses	(19.2)	4.8	19.7	(11.8)	—	—	0.5	(7.0)
Noninterest Expense	707.3	649.2	386.3	385.9	1.1	1.2	1,094.7	1,036.3
Income before Income Taxes(1)	151.8	244.9	252.4	279.2	(6.4)	(7.9)	397.8	516.2
Provision for Income Taxes(1)	38.7	59.9	66.2	73.6	(1.6)	(1.9)	103.3	131.6
Net Income	$113.1	$185.0	$186.2	$205.6	$(4.8)	$(6.0)	$294.5	$384.6
Percentage of Consolidated Net Income	39%	48%	63%	54%	(2)%	(2)%	100%	100%
Average Assets	$108,823.0	$85,982.2	$32,102.4	$30,369.9	$—	$—	$140,925.4	$116,352.1
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.9 million for 2020 and $7.6 million for 2019. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,725.5	$1,644.5	$1,243.4	$1,215.4	$—	$—	$2,968.9	$2,859.9
Foreign Exchange Trading Income	211.8	172.5	10.0	13.9	—	—	221.8	186.4
Other Noninterest Income	167.5	141.8	122.9	95.1	(11.0)	(14.9)	279.4	222.0
Total Noninterest Income	2,104.8	1,958.8	1,376.3	1,324.4	(11.0)	(14.9)	3,470.1	3,268.3
Net Interest Income(1)	516.6	694.3	615.9	585.9	—	—	1,132.5	1,280.2
Revenue(1)	2,621.4	2,653.1	1,992.2	1,910.3	(11.0)	(14.9)	4,602.6	4,548.5
Provision for Credit Losses	35.3	1.3	92.2	(14.8)	—	—	127.5	(13.5)
Noninterest Expense	2,022.2	1,930.5	1,152.7	1,137.9	22.3	2.8	3,197.2	3,071.2
Income before Income Taxes(1)	563.9	721.3	747.3	787.2	(33.3)	(17.7)	1,277.9	1,490.8
Provision for Income Taxes(1)	129.9	171.8	187.9	202.3	(8.3)	(4.4)	309.5	369.7
Net Income	$434.0	$549.5	$559.4	$584.9	$(25.0)	$(13.3)	$968.4	$1,121.1
Percentage of Consolidated Net Income	45%	49%	58%	52%	(3)%	(1)%	100%	100%
Average Assets	$102,902.3	$87,664.1	$31,742.9	$29,700.6	$—	$—	$134,645.2	$117,364.7
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $23.7 million for 2020 and $23.1 million for 2019. A reconciliation of total consolidated revenue, net interest income and net interest margin on a GAAP basis to revenue, net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 35.
Corporate & Institutional Services
C&IS Net Income
For the quarter ended September 30, 2020, net income decreased $71.9 million, or 39%, from the prior-year quarter, primarily reflecting lower net interest income and higher noninterest expense, partially offset by higher noninterest income, a decrease in the provision for credit losses, and a decrease in the provision for income taxes. For the nine months ended September 30, 2020, net income decreased $115.5 million, or 21%, from the prior-year period, primarily reflecting lower net interest income, higher noninterest expense, and an increase in the provision for credit losses, partially offset by higher noninterest income and a lower provision for income taxes.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)
C&IS Noninterest Income
For the quarter ended September 30, 2020, noninterest income increased $31.0 million, or 5%, from the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. For the nine months ended September 30, 2020, noninterest income increased $146.0 million, or 7%, from the prior-year period, primarily reflecting higher trust, investment and other servicing fees, foreign exchange trading income, and other noninterest income.
C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS trust, investment, and other servicing fees, please see the “Trust, Investment and Other Servicing Fees” sections of the MD&A.

C&IS Foreign Exchange Trading Income
For the nine months ended September 30, 2020, foreign exchange trading income increased $39.3 million, or 23%, from the prior-year period, primarily due to increased market volatility.

C&IS Other Noninterest Income
For the nine months ended September 30, 2020, other noninterest income increased $25.7 million, or 18%, from the prior-year period, primarily due to security commissions and trading income.

C&IS Net Interest Income
For the quarter ended September 30, 2020, net interest income stated on an FTE basis decreased $90.0 million, or 39%, from the prior-year quarter and decreased $177.7 million, or 26%, from the prior-year period for the nine months ended September 30, 2020. The decrease for the three and nine months ended September 30, 2020 primarily reflected a lower net interest margin driven by declining short-term interest rates, partially offset by higher deposit balances and loan volumes. Average earning assets increased $22.8 billion to $99.7 billion in the current quarter from $76.9 billion in the prior-year quarter and increased $13.3 billion to $92.5 billion in the nine-month period ended September 30, 2020 from $79.2 billion in the prior-year period. The earning assets and funding sources in C&IS for the three and nine months ended September 30, 2020 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.

C&IS Provision for Credit Losses
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The C&IS provision for credit losses for the three and nine months ended September 30, 2020, was a credit provision of $19.2 million and a provision of $35.3 million, respectively, compared with a provision under the previous “incurred loss” model of $4.8 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.
The credit provision for the three months ended September 30, 2020 reflected a decrease in the reserve evaluated on a collective basis driven by less severe projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts specifically impacting the commercial and institutional portfolio, with the largest decrease in the commercial and institutional portfolio. The provision for the nine months ended September 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts on the commercial and institutional portfolio.
C&IS Noninterest Expense
For the quarter ended September 30, 2020, noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $58.1 million, or 9%, from the prior-year quarter, primarily due to higher expense allocations, including a $43.4 million charge related to a corporate action processing error, higher compensation expense, outside services expense, employee benefits expense and equipment and software expense, partially offset by lower business promotion expense due to reduced business travel.
For the nine months ended September 30, 2020, noninterest expense increased $91.7 million, or 5%, from the prior-year period, primarily reflecting higher expense allocations, including higher charges related to account servicing activities in the current period, compensation expense, employee benefit expense, and equipment and software expense, partially offset by lower business promotion expense due to reduced business travel and lower staff-related expenses.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Net Income
For the quarter ended September 30, 2020, net income decreased $19.4 million, or 9%, from the prior-year quarter primarily due to an increase in the provision for credit losses, partially offset by a lower provision for income taxes and higher noninterest income. For the nine months ended September 30, 2020, net income decreased $25.5 million, or 4%, from the prior-year period primarily due to an increase in the provision for credit losses and higher noninterest expense, partially offset by higher net interest income, noninterest income, and a lower provision for income taxes.

Wealth Management Noninterest Income
For the quarter ended September 30, 2020, noninterest income increased $3.9 million from the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees. For the nine months ended September 30, 2020, noninterest income increased $51.9 million, or 4%, from the prior-year period primarily reflecting higher trust, investment and other servicing fees and other noninterest income.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management trust, investment, and other servicing fees, please see the “Trust, Investment and Other Servicing Fees” sections of the MD&A.

Wealth Management Other Noninterest Income
For the nine months ended September 30, 2020, other noninterest income increased $27.8 million, or 29%, from the prior-year period, primarily due to an increase in security commissions and trading income.

Wealth Management Net Interest Income
For the quarter ended September 30, 2020, net interest income stated on an FTE basis increased $1.2 million, or 1%, from the prior-year quarter and increased $30.0 million, or 5%, from the prior-year period for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2020 primarily reflected higher net interest allocation from Treasury and Other and higher deposit and loan balances, partially offset by lower interest rates. Average earning assets increased $1.6 billion to $29.7 billion in the current quarter from $28.1 billion in the prior-year quarter and increased $1.5 billion to $29.3 billion in the nine-month period ended September 30, 2020 from $27.8 billion in the prior-year period. Earning assets and funding sources for the three and nine months ended September 30, 2020 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The Wealth Management provision for credit losses was $19.7 million and $92.2 million for the three and nine months ended September 30, 2020, respectively, and a credit provision under the previous “incurred loss” model of $11.8 million and $14.8 million for the three and nine months ended September 30, 2019, respectively.
The provision for the three months ended September 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the private client and commercial real estate portfolios. The provision for the nine months ended September 30, 2020 reflected an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the commercial real estate, commercial and institutional, and private client portfolios.
Wealth Management Noninterest Expense
For the quarter ended September 30, 2020, noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, remained relatively unchanged from the prior-year quarter, primarily reflecting higher expense allocations and employee benefit expense partially offset by lower compensation expense and lower business promotion expense due to reduced business travel.
For the nine months ended September 30, 2020, noninterest expense increased $14.8 million from the prior-year quarter, primarily reflecting higher expense allocations and employee benefits, partially offset by lower business promotion expense due to reduced business travel, as well as various other operating expenses and lower compensation expense.

REPORTING SEGMENTS (continued)
Treasury and Other
Treasury and Other Noninterest Income
For the nine months ended September 30, 2020, noninterest income increased $3.9 million from the prior-year period. Noninterest income increased for the nine months ended September 30, 2020 due to lower expenses for existing swap agreements related to Visa Inc. Class B common shares.
Treasury and Other Noninterest Expense
For the nine months ended September 30, 2020, noninterest expense increased $19.5 million from the prior-year period, primarily due to costs associated with executing workplace real estate strategies and higher compensation expense related to a one-time supplemental payment to employees in response to the COVID-19 pandemic.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 24: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$39.2	$33.8	$5.4	16%
Interest-Bearing Due from and Deposits with Banks(2)	4.9	7.0	(2.1)	(31)
Federal Funds Sold and Securities Purchased under Agreements to Resell	1.5	0.7	0.8	115
Total Securities(3)	60.6	52.3	8.3	16
Loans and Leases	32.8	31.4	1.4	4
Total Earning Assets	139.0	125.2	13.8	11
Total Assets	152.1	136.8	15.3	11
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	88.2	82.8	5.4	6
Demand and Other Noninterest-Bearing Deposits	34.4	26.3	8.1	31
Short-Term Borrowings	8.2	7.8	0.4	6
Total Stockholders’ Equity	11.6	11.1	0.5	4
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
(3)    Total Securities includes certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
TABLE 25: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Billions)	2020	2019	CHANGE		2020	2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$31.6	$17.5	$14.1	80%	$27.3	$19.0	$8.3	44%
Interest-Bearing Due from and Deposits with Banks(2)	4.8	5.7	(0.9)	(15)	5.4	6.0	(0.6)	(10)
Federal Funds Sold and Securities Purchased under Agreements to Resell	1.8	0.8	1.0	119	1.1	0.8	0.3	41
Total Securities(3)	58.1	50.0	8.1	16	54.3	50.2	4.1	8
Loans and Leases	33.1	30.9	2.2	7	33.6	31.1	2.5	8
Total Earning Assets	129.4	104.9	24.5	23	121.7	107.1	14.6	14
Total Assets	140.9	116.4	24.5	21	134.6	117.4	17.2	15
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	87.6	72.3	15.3	21	84.1	72.5	11.6	16
Demand and Other Noninterest-Bearing Deposits	25.2	16.7	8.5	51	22.1	17.5	4.6	27
Short-Term Borrowings	6.6	8.8	(2.2)	(24)	7.9	9.6	(1.7)	(17)
Total Stockholders’ Equity	11.4	10.7	0.7	7	11.1	10.6	0.5	5
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
(3)    Total Securities includes certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. The current quarter growth in both the period-end and average consolidated balance sheets was primarily driven by higher customer deposit balances.
Stockholders’ Equity. The increase in average stockholders’ equity was primarily attributable to earnings and accumulated other comprehensive income since the prior-year period, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program and dividend declarations.

CONSOLIDATED BALANCE SHEETS (continued)
During the three and nine months ended September 30, 2020, the Corporation declared cash dividends totaling $148.4 million and $445.2 million to common stockholders, and cash dividends totaling $16.2 million and $40.0 million to preferred stockholders, respectively.
As the Corporation suspended its open-market share repurchase program on March 16, 2020, the only shares repurchased during the three months ended September 30, 2020 were 18,534 shares of common stock withheld upon the vesting of share-based compensation at a total cost of $1.5 million ($81.02 average price per share) to satisfy tax withholding obligations. During the nine months ended September 30, 2020, the Corporation repurchased 3,262,621 shares of common stock, including 518,745 shares withheld related to share-based compensation, at a total cost of $298.5 million ($91.49 average price per share).
During the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases were permitted by these institutions and dividend payments were limited to the amount paid in the second quarter and could not exceed the payor’s average net income for the four preceding quarters. On September 30, 2020, the Federal Reserve announced that these measures have been extended to apply to the fourth quarter of 2020 as well.

ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

The following tables provide the fair value of debt securities available for sale and amortized cost of debt securities held to maturity by credit rating.

TABLE 26: FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE BY CREDIT RATING

	AS OF SEPTEMBER 30, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$4,165.2	$—	$—	$—	$—	$4,165.2
Obligations of States and Political Subdivisions	664.9	1,933.0	—	—	2.6	2,600.5
Government Sponsored Agency	24,568.8	—	—	—	—	24,568.8
Non-U.S. Government	893.7	38.5	5.4	—	—	937.6
Corporate Debt	575.4	719.8	1,161.1	25.1	146.0	2,627.4
Covered Bonds	424.5	—	23.0	—	69.3	516.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,768.8	625.8	158.2	—	—	2,552.8
Other Asset-Backed	3,464.4	—	—	—	95.0	3,559.4
Commercial Mortgage-Backed	1,015.2	—	—	—	—	1,015.2
Other	7.3	—	—	—	—	7.3
Total	$37,548.2	$3,317.1	$1,347.7	$25.1	$312.9	$42,551.0
Percent of Total	88%	8%	3%	—%	1%	100%
The 1% of debt securities available for sale not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings primarily consisted of corporate debt and covered bonds.

TABLE 27: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF SEPTEMBER 30, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$99.0	$—	$—	$—	$—	$99.0
Obligations of States and Political Subdivisions	—	0.6	0.7	1.3	—	2.6
Government Sponsored Agency	3.4	—	—	—	—	3.4
Non-U.S. Government	335.6	1,269.7	5,899.8	46.7	—	7,551.8
Corporate Debt	3.6	254.7	272.0	—	—	530.3
Covered Bonds	3,361.7	—	—	—	—	3,361.7
Certificates of Deposit	—	—	—	—	726.3	726.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,423.6	966.9	—	—	—	3,390.5
Other Asset-Backed	645.8	—	—	—	—	645.8
Other	—	—	—	—	442.6	442.6
Total	$6,872.7	$2,491.9	$6,172.5	$48.0	$1,168.9	$16,754.0
Percent of Total	41%	15%	37%	—%	7%	100%
The 7% of debt securities held to maturity not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized gains within the investment securities portfolio totaled $884.3 million at September 30, 2020, compared to net unrealized gains of $118.9 million as of December 31, 2019. Net unrealized gains as of September 30, 2020 were comprised of $1.0 billion and $125.4 million of gross unrealized gains and losses, respectively.
As of September 30, 2020, the $42.6 billion debt securities available for sale portfolio had unrealized losses of $21.2 million and $9.5 million related to government-sponsored agency and other asset-backed securities, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of September 30, 2020, the $16.8 billion debt securities held to maturity portfolio had an unrealized loss of $88.7 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

ASSET QUALITY (continued)
Securities Portfolio (continued)
As of September 30, 2020, 21% of the corporate debt securities available for sale portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
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
For additional information relating to the securities sold under agreements to repurchase, refer to Note 5 — Securities Sold Under Agreements to Repurchase to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Nonaccrual Loans and Leases and Other Real Estate Owned
During the first quarter of 2020, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances as of December 31, 2019 below have been adjusted to conform to the presentation for periods ended after such date. The adjustments generally reflect reclassification of loans from the commercial real estate class to commercial and institutional, residential real estate, and private client classes. There was no impact on total loans and leases previously reported.
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
TABLE 28: NONACCRUAL ASSETS

($ In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$30.2	$7.6
Commercial Real Estate	3.9	3.6
Non-U.S.	—	—
Total Commercial	34.1	11.2
Personal
Residential Real Estate	$63.9	$71.4
Private Client	—	0.5
Non-U.S.	—	0.5
Total Personal	63.9	72.4
Total Nonaccrual Loans and Leases	98.0	83.6
Other Real Estate Owned	0.9	3.2
Total Nonaccrual Assets	$98.9	$86.8
90 Day Past Due Loans Still Accruing	$8.6	$7.4
Nonaccrual Loans and Leases to Total Loans and Leases	0.30%	0.27%
Coverage of Loan and Lease Allowance to Nonaccrual Loans and Leases	2.2x	1.3x
Nonaccrual assets of $98.9 million as of September 30, 2020 increased primarily related to a net increase in the commercial and institutional portfolio primarily due to four new nonaccrual loans, partially offset by a decrease in the residential real estate portfolio due to net payoffs and charge-offs. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual level and the

ASSET QUALITY (continued)
Nonaccrual Loans and Leases and Other Real Estate Owned (continued)
quantitative and qualitative factors used in the determination of the allowance evaluated on a collective level within the allowance for credit losses.
Northern Trust’s credit policies do not allow for the origination of loan types generally considered to be high risk in nature, such as option adjustable rate mortgage loans, subprime loans, loans with initial “teaser” rates and loans with excessively high loan-to-value ratios. Residential real estate loans consist of first lien mortgages and equity credit lines, which generally require a loan-to-collateral value of no more than 65% to 80% at inception. Appraisals of supporting collateral for residential real estate loans are obtained at loan origination and upon refinancing or default or when otherwise considered warranted. Residential real estate collateral appraisals are performed and reviewed by independent third parties.
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
The allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, debt securities held to maturity, and other financial assets, was $215.4 million, $44.9 million, $6.9 million, and $0.7 million, respectively as of September 30, 2020. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and nine months ended September 30, 2020 and 2019 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective level for the loans and leases portfolio by segment and class.

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

TABLE 29: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	SEPTEMBER 30, 2020		DECEMBER 31, 2019
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Level	$8.2	—%	$6.9	—%
Evaluated on a Collective Level
Commercial
Commercial and Institutional	82.0	29	35.3	29
Commercial Real Estate	77.9	10	33.0	10
Lease Financing, net	0.3	—	0.1	—
Non-U.S.	19.6	5	—	5
Other	0.1	1	0.2	1
Total Commercial	179.9	45	68.6	45
Personal
Residential Real Estate	39.4	18	27.0	19
Private Client	31.4	36	20.5	35
Non-U.S.	1.4	1	—	1
Other	—	—	1.4	—
Total Personal	72.2	55	48.9	55
Total Allowance Evaluated on a Collective Level	$252.1	100%	$117.5	100%
Total Allowance for Credit Losses	$260.3	100%	$124.4	100%
Allowance Assigned to
Loans and Leases	$215.4		$104.5
Undrawn Commitments and Standby Letters of Credit	44.9		19.9
Total Allowance for Credit Losses	$260.3		$124.4
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.66%		0.33%

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the nine months ended September 30, 2020 and 2019.
TABLE 30: CASH FLOW ACTIVITY SUMMARY

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019
Net cash provided by (used in):
Operating activities	$420.5	$955.6
Investing activities	(13,114.5)	8,998.4
Financing activities	13,032.3	(9,498.9)
Effect of Foreign Currency Exchange Rates on Cash	(60.0)	0.9
Change in Cash and Due from Banks	$278.3	$456.0

Operating Activities
Net cash provided by operating activities of $420.5 million for the nine months ended September 30, 2020 was primarily attributable to period earnings and the impact of higher non-cash charges such as amortization of computer software and the provision for credit losses, partially offset by higher net collateral deposited with derivative counterparties and net changes in other operating activities.
For the nine months ended September 30, 2019, net cash provided by operating activities of $955.6 million was primarily attributable to period earnings and the impact of non-cash charges such as amortization of computer software, partially offset by an increase in accounts receivable and net changes in other operating activities.
Investing Activities
Net cash used in investing activities of $13.1 billion for the nine months ended September 30, 2020 was primarily attributable to increased levels of Federal Reserve and other central bank deposits as well as net purchases of debt securities held to maturity and available for sale, partially offset by lower levels of interest-bearing deposits with banks.
For the nine months ended September 30, 2019, net cash provided by investing activities of $9.0 billion was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, and net proceeds associated with debt securities held to maturity.
Financing Activities
Net cash provided by financing activities of $13.0 billion for the nine months ended September 30, 2020 was primarily attributable to the increased levels of total deposits. The increase in total deposits was primarily attributable to higher levels of non-U.S. offices noninterest-bearing client deposits, savings, money market and other interest-bearing deposits, and domestic noninterest-bearing deposits.
For the nine months ended September 30, 2019, net cash used in financing activities of $9.5 billion was primarily attributable to decreased levels of total deposits and federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of non-U.S. offices interest-bearing client deposits and domestic noninterest-bearing deposits, partially offset by higher savings, money market and other interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at September 30, 2020, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in a common equity tier 1 capital ratio minimum requirement of 7.0%.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 31: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	SEPTEMBER 30, 2020		JUNE 30, 2020		SEPTEMBER 30, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	13.4%	13.9%	13.4%	13.9%	12.9%	13.6%	N/A	4.5%
Tier 1 Capital	14.5	15.1	14.6	15.2	14.1	14.9	6.0	6.0
Total Capital	16.5	16.7	16.5	16.8	16.0	16.6	10.0	8.0
Tier 1 Leverage	7.7	7.7	7.6	7.6	8.6	8.6	N/A	4.0
Supplementary Leverage(1)	N/A	8.8	N/A	9.0	N/A	7.6	N/A	3.0

Capital Ratios — The Northern Trust Company	SEPTEMBER 30, 2020		JUNE 30, 2020		SEPTEMBER 30, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	13.8%	14.6%	13.9%	14.7%	13.2%	14.3%	6.5%	4.5%
Tier 1 Capital	13.8	14.6	13.9	14.7	13.2	14.3	8.0	6.0
Total Capital	15.6	16.0	15.7	16.2	14.9	15.8	10.0	8.0
Tier 1 Leverage	7.2	7.2	7.3	7.3	7.9	7.9	5.0	4.0
Supplementary Leverage(1)	N/A	8.1	N/A	8.2	N/A	7.0	3.0	3.0
(1) In November 2019, the Federal Reserve and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including Northern Trust Corporation and The Northern Trust Company, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020.
Further, on April 1, 2020, the Federal Reserve issued an interim final rule that requires bank holding companies, including Northern Trust Corporation, to deduct, on a temporary basis, deposits with the Federal Reserve and investments in U.S. Treasury securities from their total leverage exposure. The U.S. Treasury securities deduction is applied in addition to the central bank deposits relief referred to above. This rule became effective on April 1, 2020 and will remain in effect through the first quarter of 2021. On May 15, 2020, the U.S. federal banking agencies released an interim final rule that permits insured depository institutions of bank holding companies also to temporarily exclude deposits with the Federal Reserve and investments in U.S. Treasury securities from their total leverage exposure. The Northern Trust Company did not elect to take this deduction.
The supplementary leverage ratios at September 30, 2020 and June 30, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.

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

For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses and pension plan accounting. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors. For a description of Northern Trust’s estimate related to pension plan accounting, refer to the Critical Accounting Estimates section in the Annual Report on Form 10-K for the year ended December 31, 2019. For a description of Northern Trust’s estimate related to the allowance for credit losses, refer to the Critical Accounting Estimates section in the Form 10-Q for the quarter ended March 31, 2020. For more information on the adoption of ASU 2016-13, please refer to Note 2 — Recent Accounting Pronouncements and Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 simplifies the convertible instrument accounting framework through the elimination of the beneficial conversion and cash conversion accounting models used to account for convertible debt and convertible preferred stock. ASU 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions in Accounting Standards Codification 815—Derivatives and Hedging. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, although early adoption is permitted. ASU 2020-06 is not expected to have a significant impact on Northern Trust’s consolidated financial condition or results of operations.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following

MARKET RISK MANAGEMENT (continued)

information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019.
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
▪nonmaturity deposit pricing is projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies or judgment; and
▪new business rates are based on current spreads to market indices.
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point upward and 100 basis point downward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 32: NET INTEREST INCOME SENSITIVITY AS OF SEPTEMBER 30, 2020

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$192
200 Basis Points	337
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$78
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

MARKET RISK MANAGEMENT (continued)

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
TABLE 33: MARKET VALUE OF EQUITY SENSITIVITY AS OF SEPTEMBER 30, 2020

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$275
200 Basis Points	80
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$594
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
During the three and nine months ended September 30, 2020, Northern Trust experienced no days with an actual trading loss in excess of the daily value-at-risk estimate.
The table below presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 34: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2020	JUNE 30, 2020	SEPTEMBER 30, 2020	JUNE 30, 2020
High	$0.6	$0.4	$0.3	$0.4	$0.5	$0.3
Low	0.2	0.1	—	0.1	0.1	0.1
Average	0.3	0.2	0.2	0.1	0.2	0.1
Quarter-End	0.3	0.3	0.2	0.1	0.4	0.3

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
TABLE 35: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2020	2019	2020	2019
Net Interest Income
Interest Income - GAAP	$355.4	$620.8	$1,290.9	$1,923.8
Add: FTE Adjustment	7.9	7.6	23.7	23.1
Interest Income (FTE) - Non-GAAP	$363.3	$628.4	$1,314.6	$1,946.9

Net Interest Income - GAAP	$328.6	$417.7	$1,108.8	$1,257.1
Add: FTE Adjustment	7.9	7.6	23.7	23.1
Net Interest Income (FTE) - Non-GAAP	$336.5	$425.3	$1,132.5	$1,280.2

Net Interest Margin - GAAP	1.01%	1.58%	1.22%	1.57%
Net Interest Margin (FTE) - Non-GAAP	1.03%	1.61%	1.24%	1.60%

Total Revenue
Total Revenue - GAAP	$1,485.1	$1,537.9	$4,578.9	$4,525.4
Add: FTE Adjustment	7.9	7.6	23.7	23.1
Total Revenue (FTE) - Non-GAAP	$1,493.0	$1,545.5	$4,602.6	$4,548.5

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
	(Unaudited)
ASSETS
Cash and Due from Banks	$4,737.5	$4,459.2
Federal Reserve and Other Central Bank Deposits	39,244.6	33,886.0
Interest-Bearing Deposits with Banks	2,754.4	4,877.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,533.4	712.8
Debt Securities
Available for Sale (Amortized cost of $41,659.2 and $38,722.2)	42,551.0	38,876.3
Held to Maturity (Fair value of $16,746.5 and $12,249.3)	16,754.0	12,284.5
Trading Account	0.6	0.3
Total Debt Securities	59,305.6	51,161.1
Loans and Leases
Commercial	14,581.7	14,001.3
Personal	18,184.6	17,408.3
Total Loans and Leases (Net of unearned income of $14.6 and $14.1)	32,766.3	31,409.6
Allowance for Credit Losses	(223.0)	(104.5)
Buildings and Equipment	510.0	483.3
Client Security Settlement Receivables	2,296.8	845.7
Goodwill	698.0	696.8
Other Assets	8,458.4	8,401.3
Total Assets	$152,082.0	$136,828.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$16,358.5	$14,114.7
Savings, Money Market and Other Interest-Bearing	25,379.1	21,441.5
Savings Certificates and Other Time	1,486.7	986.7
Non U.S. Offices — Noninterest-Bearing	18,019.2	12,177.4
— Interest-Bearing	61,345.6	60,400.3
Total Deposits	122,589.1	109,120.6
Federal Funds Purchased	2,203.7	552.9
Securities Sold Under Agreements to Repurchase	269.8	489.7
Other Borrowings	5,771.7	6,744.8
Senior Notes	3,655.6	2,573.0
Long-Term Debt	1,196.0	1,148.1
Floating Rate Capital Debt	277.7	277.7
Other Liabilities	4,539.3	4,830.6
Total Liabilities	140,502.9	125,737.4
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 0 and 16,000	—	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,121,233 and 209,709,046	408.6	408.6
Additional Paid-In Capital	961.8	1,013.1
Retained Earnings	12,118.3	11,656.7
Accumulated Other Comprehensive Income (Loss)	424.5	(194.7)
Treasury Stock (37,050,291 and 35,462,478 shares, at cost)	(3,219.0)	(3,066.1)
Total Stockholders’ Equity	11,579.1	11,091.0
Total Liabilities and Stockholders’ Equity	$152,082.0	$136,828.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions Except Share Information)	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,003.8	$975.5	$2,968.9	$2,859.9
Foreign Exchange Trading Income	61.6	59.7	221.8	186.4
Treasury Management Fees	11.6	11.2	34.0	34.1
Security Commissions and Trading Income	26.0	29.1	100.9	75.8
Other Operating Income	53.5	45.1	144.4	113.0
Investment Security Gains (Losses), net (Note)	—	(0.4)	0.1	(0.9)
Total Noninterest Income	1,156.5	1,120.2	3,470.1	3,268.3
Net Interest Income
Interest Income	355.4	620.8	1,290.9	1,923.8
Interest Expense	26.8	203.1	182.1	666.7
Net Interest Income	328.6	417.7	1,108.8	1,257.1
Provision for Credit Losses	0.5	(7.0)	127.5	(13.5)
Net Interest Income after Provision for Credit Losses	328.1	424.7	981.3	1,270.6
Noninterest Expense
Compensation	461.7	458.0	1,421.8	1,395.5
Employee Benefits	97.5	87.6	285.8	262.6
Outside Services	186.0	194.0	555.0	568.8
Equipment and Software	170.7	151.7	497.1	447.2
Occupancy	51.8	53.0	162.9	155.5
Other Operating Expense	127.0	92.0	274.6	241.6
Total Noninterest Expense	1,094.7	1,036.3	3,197.2	3,071.2
Income before Income Taxes	389.9	508.6	1,254.2	1,467.7
Provision for Income Taxes	95.4	124.0	285.8	346.6
Net Income	$294.5	$384.6	$968.4	$1,121.1
Preferred Stock Dividends	16.2	17.4	51.5	40.6
Net Income Applicable to Common Stock	$278.3	$367.2	$916.9	$1,080.5
Per Common Share
Net Income – Basic	$1.32	$1.70	$4.35	$4.95
– Diluted	1.32	1.69	4.34	4.92
Average Number of Common Shares Outstanding
– Basic	208,106,190	213,176,809	208,351,088	215,832,347
– Diluted	208,688,494	214,206,576	209,023,331	216,863,563

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses prior to the adoption of ASU 2016-13	$—	$(0.1)	$—	$(0.3)
Other Security Gains (Losses), net	—	(0.3)	0.1	(0.6)
Investment Security Gains (Losses), net	$—	$(0.4)	$0.1	$(0.9)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Net Income	$294.5	$384.6	$968.4	$1,121.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Debt Securities Available for Sale	33.5	57.0	551.3	305.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.3	(2.4)	5.3	(1.9)
Net Foreign Currency Adjustments	1.8	9.9	29.5	38.8
Net Pension and Other Postretirement Benefit Adjustments	17.5	4.3	33.1	20.8
Other Comprehensive Income	54.1	68.8	619.2	362.7
Comprehensive Income	$348.6	$453.4	$1,587.6	$1,483.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Balance at January 1, 2020	$1,273.4	$408.6	$1,013.1	$11,646.6	$(194.7)	$(3,066.1)	$11,080.9
Net Income	—	—	—	360.6	—	—	360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	239.7	—	239.7
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.6)	—	—	(148.6)
Preferred Stock	—	—	—	(19.0)	—	—	(19.0)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(74.8)	—	—	137.7	62.9
Stock Purchased	—	—	—	—	—	(296.8)	(296.8)
Balance at March 31, 2020	$884.9	$408.6	$938.3	$11,828.1	$45.0	$(3,225.2)	$10,879.7
Net Income	—	—	—	313.3	—	—	313.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	325.4	—	325.4
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(4.8)	—	—	(4.8)
Stock Awards and Options Exercised	—	—	13.2	—	—	3.8	17.0
Stock Purchased	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	$884.9	$408.6	$951.5	$11,988.4	$370.4	$(3,221.6)	$11,382.2
Net Income	—	—	—	294.5	—	—	294.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	54.1	—	54.1
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.4)	—	—	(148.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	10.3	—	—	4.1	14.4
Stock Purchased	—	—	—	—	—	(1.5)	(1.5)
Balance at September 30, 2020	$884.9	$408.6	$961.8	$12,118.3	$424.5	$(3,219.0)	$11,579.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (continued)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2019
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2019	$882.0	$408.6	$1,068.5	$10,776.8	$(453.7)	$(2,173.9)	$10,508.3
Net Income	—	—	—	347.1	—	—	347.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	108.4	—	108.4
Dividends Declared:
Common Stock, $0.60 per share	—	—	—	(133.7)	—	—	(133.7)
Preferred Stock	—	—	—	(17.3)	—	—	(17.3)
Stock Awards and Options Exercised	—	—	(65.2)	—	—	126.0	60.8
Stock Purchased	—	—	—	—	—	(257.4)	(257.4)
Balance at March 31, 2019	$882.0	$408.6	$1,003.3	$10,972.9	$(345.3)	$(2,305.3)	$10,616.2
Net Income	—	—	—	389.4	—	—	389.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	185.5	—	185.5
Dividends Declared:
Common Stock, $0.60 per share	—	—	—	(130.9)	—	—	(130.9)
Preferred Stock	—	—	—	(5.9)	—	—	(5.9)
Stock Awards and Options Exercised	—	—	10.5	—	—	11.9	22.4
Stock Purchased	—	—	—	—	—	(271.2)	(271.2)
Balance at June 30, 2019	$882.0	$408.6	$1,013.8	$11,225.5	$(159.8)	$(2,564.6)	$10,805.5
Net Income	—	—	—	384.6	—	—	384.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	68.8	—	68.8
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(151.5)	—	—	(151.5)
Preferred Stock	—	—	—	(17.4)	—	—	(17.4)
Stock Awards and Options Exercised	—	—	(4.1)	—	—	32.6	28.5
Stock Purchased	—	—	—	—	—	(307.2)	(307.2)
Balance at September 30, 2019	$882.0	$408.6	$1,009.7	$11,441.2	$(91.0)	$(2,839.2)	$10,811.3
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$968.4	$1,121.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	(0.1)	0.9
Amortization and Accretion of Securities and Unearned Income, net	63.3	51.7
Provision for Credit Losses	127.5	(13.5)
Depreciation on Buildings and Equipment	85.9	76.5
Amortization of Computer Software	274.0	252.6
Amortization of Intangibles	12.6	12.5
Pension Plan Contributions	(10.6)	(3.0)
Change in Receivables	47.6	(328.6)
Change in Interest Payable	(5.0)	(9.2)
Change in Collateral With Derivative Counterparties, net	(937.2)	39.8
Other Operating Activities, net	(205.9)	(245.2)
Net Cash Provided by Operating Activities	420.5	955.6
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(717.9)	616.3
Change in Interest-Bearing Deposits with Banks	2,194.9	198.3
Net Change in Federal Reserve and Other Central Bank Deposits	(4,592.3)	7,032.2
Purchases of Debt Securities – Held to Maturity	(28,474.0)	(9,862.0)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	23,901.2	12,448.2
Purchases of Debt Securities – Available for Sale	(8,558.6)	(8,644.3)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	5,761.9	6,910.0
Change in Loans and Leases	(1,339.6)	1,636.9
Purchases of Buildings and Equipment	(102.6)	(49.8)
Purchases and Development of Computer Software	(287.5)	(304.7)
Change in Client Security Settlement Receivables	(1,377.3)	(465.1)
Acquisition of a Business, Net of Cash Received	—	(10.5)
Bank-Owned Life Insurance Policy Premiums	—	(1,000.0)
Other Investing Activities, net	477.3	492.9
Net Cash (Used in) Provided by Investing Activities	(13,114.5)	8,998.4
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	12,697.8	(6,355.5)
Change in Federal Funds Purchased	1,650.8	(2,393.7)
Change in Securities Sold under Agreements to Repurchase	(219.9)	96.9
Change in Short-Term Other Borrowings	(934.0)	(118.7)
Redemption of Preferred Stock - Series C	(400.0)	—
Proceeds from Senior Notes	993.2	498.0
Treasury Stock Purchased	(298.5)	(835.8)
Net Proceeds from Stock Options	10.7	19.9
Cash Dividends Paid on Common Stock	(438.8)	(381.0)
Cash Dividends Paid on Preferred Stock	(29.7)	(29.1)
Other Financing Activities, net	0.7	0.1
Net Cash Provided by (Used in) Financing Activities	13,032.3	(9,498.9)
Effect of Foreign Currency Exchange Rates on Cash	(60.0)	0.9
Change in Cash and Due from Banks	278.3	456.0
Cash and Due from Banks at Beginning of Year	4,459.2	4,581.6
Cash and Due from Banks at End of Year	$4,737.5	$5,037.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$190.3	$675.9
Income Taxes Paid	264.5	360.3
Transfers from Loans to OREO	0.2	2.6
Transfers from Debt Securities Available for Sale to Debt Securities Held to Maturity	301.5	—
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2020 and 2019, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the nine months ended September 30, 2020 or the twelve months ended December 31, 2019.
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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2020, Northern Trust’s available for sale debt securities portfolio included 2,086 Level 2 debt securities with an aggregate market value of $38.4 billion. All 2,086 debt securities were valued by external pricing vendors. As of December 31, 2019, Northern Trust’s available for sale debt securities portfolio included 1,704 Level 2 debt securities with an aggregate market value of $34.3 billion. All 1,704 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.6 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively, were all valued using external pricing vendors.

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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 19 — Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of September 30, 2020 and December 31, 2019, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 36: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$32.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.70%			8.70%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$33.4 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.54%			8.54%
			Expected Duration	12	-	36 months	22 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by fair value hierarchy level.
TABLE 37: RECURRING BASIS HIERARCHY LEVELING

	SEPTEMBER 30, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$4,165.2	$—	$—	$—	$4,165.2
Obligations of States and Political Subdivisions	—	2,600.5	—	—	2,600.5
Government Sponsored Agency	—	24,568.8	—	—	24,568.8
Non-U.S. Government	—	937.6	—	—	937.6
Corporate Debt	—	2,627.4	—	—	2,627.4
Covered Bonds	—	516.8	—	—	516.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,552.8	—	—	2,552.8
Other Asset-Backed	—	3,559.4	—	—	3,559.4
Commercial Mortgage-Backed	—	1,015.2	—	—	1,015.2
Other	—	7.3	—	—	7.3
Total Available for Sale	4,165.2	38,385.8	—	—	42,551.0
Trading Account	0.3	0.3	—	—	0.6
Total Available for Sale and Trading Debt Securities	4,165.5	38,386.1	—	—	42,551.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,279.5	—	(1,405.7)	873.8
Interest Rate Contracts	—	333.7	—	(2.6)	331.1
Total Derivative Assets	—	2,613.2	—	(1,408.3)	1,204.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,326.3	—	(1,493.6)	832.7
Interest Rate Contracts	—	142.2	—	(109.7)	32.5
Other Financial Derivatives(1)	—	—	32.3	—	32.3
Total Derivative Liabilities	$—	$2,468.5	$32.3	$(1,603.3)	$897.5
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2020, derivative assets and liabilities shown above also include reductions of $212.7 million and $407.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2020 and 2019.

TABLE 38: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED SEPTEMBER 30,	2020	2019
Fair Value at July 1	$31.3	$34.7
Total (Gains) Losses:
Included in Earnings(1)	5.3	6.7
Purchases, Issues, Sales, and Settlements
Settlements	(4.3)	(3.7)
Fair Value at September 30	$32.3	$37.7
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

NINE MONTHS ENDED SEPTEMBER 30,	2020	2019
Fair Value at January 1	$33.4	$32.8
Total (Gains) Losses:
Included in Earnings(1)	11.0	14.9
Purchases, Issues, Sales, and Settlements
Settlements	(12.1)	(10.0)
Fair Value at September 30	$32.3	$37.7
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
Assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 15.2% and 15.3% as of September 30, 2020 and December 31, 2019, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $21.2 million and $8.0 million at September 30, 2020 and December 31, 2019, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 39: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$21.2 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.2%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$8.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.3%
(1) Includes real estate collateral-based loans and other collateral-based loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the fair values of all financial instruments.
TABLE 40: FAIR VALUE OF FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2020
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,737.5	$4,737.5	$4,737.5	$—	$—
Federal Reserve and Other Central Bank Deposits	39,244.6	39,244.6	—	39,244.6	—
Interest-Bearing Deposits with Banks	2,754.4	2,754.4	—	2,754.4	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,533.4	1,533.4	—	1,533.4	—
Debt Securities
Available for Sale(1)	42,551.0	42,551.0	4,165.2	38,385.8	—
Held to Maturity	16,754.0	16,746.5	99.0	16,647.5	—
Trading Account	0.6	0.6	0.3	0.3	—
Loans (excluding Leases)
Held for Investment	32,521.2	33,001.4	—	—	33,001.4
Client Security Settlement Receivables	2,296.8	2,296.8	—	2,296.8	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	239.7	239.7	—	239.7	—
Community Development Investments	761.3	761.3	—	761.3	—
Employee Benefit and Deferred Compensation	214.6	230.0	143.6	86.4	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$59,756.8	$59,756.8	$59,756.8	$—	$—
Savings Certificates and Other Time	1,486.7	1,496.5	—	1,496.5	—
Non U.S. Offices Interest-Bearing	61,345.6	61,345.6	—	61,345.6	—
Federal Funds Purchased	2,203.7	2,203.7	—	2,203.7	—
Securities Sold Under Agreements to Repurchase	269.8	269.8	—	269.8	—
Other Borrowings	5,771.7	5,772.9	—	5,772.9	—
Senior Notes	3,655.6	3,731.0	—	3,731.0	—
Long-Term Debt
Subordinated Debt	1,196.0	1,250.0	—	1,250.0	—
Floating Rate Capital Debt	277.7	255.6	—	255.6	—
Other Liabilities
Standby Letters of Credit	23.9	23.9	—	—	23.9
Loan Commitments	55.7	55.7	—	—	55.7
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$36.8	$36.8	$—	$36.8	$—
Liabilities	112.8	112.8	—	112.8	—
Interest Rate Contracts
Assets	10.5	10.5	—	10.5	—
Liabilities	18.9	18.9	—	18.9	—
Other Financial Derivatives
Liabilities(2)	32.3	32.3	—	—	32.3
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,242.7	2,242.7	—	2,242.7	—
Liabilities	2,213.5	2,213.5	—	2,213.5	—
Interest Rate Contracts
Assets	323.2	323.2	—	323.2	—
Liabilities	123.3	123.3	—	123.3	—
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
(1) Refer to the table located on page 47 for the disaggregation of available for sale debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Debt Securities Available for Sale. The following tables provide the amortized cost and fair values at September 30, 2020 and December 31, 2019, and remaining maturities of debt securities available for sale at September 30, 2020.
TABLE 41: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE

	SEPTEMBER 30, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,083.9	$81.3	$—	$4,165.2
Obligations of States and Political Subdivisions	2,465.2	136.3	1.0	2,600.5
Government Sponsored Agency	24,162.6	427.4	21.2	24,568.8
Non-U.S. Government	936.8	0.9	0.1	937.6
Corporate Debt	2,548.7	80.9	2.2	2,627.4
Covered Bonds	508.5	8.3	—	516.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,486.4	66.7	0.3	2,552.8
Other Asset-Backed	3,522.3	46.6	9.5	3,559.4
Commercial Mortgage-Backed	937.5	78.4	0.7	1,015.2
Other	7.3	—	—	7.3
Total	$41,659.2	$926.8	$35.0	$42,551.0

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,527.5	$26.7	$5.1	$4,549.1
Obligations of States and Political Subdivisions	1,604.0	24.6	13.3	1,615.3
Government Sponsored Agency	23,247.5	101.8	78.1	23,271.2
Non-U.S. Government	3.3	—	—	3.3
Corporate Debt	2,378.9	27.8	4.0	2,402.7
Covered Bonds	766.3	4.4	0.8	769.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,091.3	37.4	1.1	2,127.6
Other Asset-Backed	3,324.5	11.3	5.3	3,330.5
Commercial Mortgage-Backed	769.9	28.7	0.9	797.7
Other	9.0	—	—	9.0
Total	$38,722.2	$262.7	$108.6	$38,876.3

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: REMAINING MATURITY OF DEBT SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$1,802.3	$1,805.4	$1,834.8	$1,876.1	$446.8	$483.7	$—	$—	$4,083.9	$4,165.2
Obligations of States and Political Subdivisions	16.4	16.4	210.9	222.8	2,187.7	2,311.0	50.2	50.3	2,465.2	2,600.5
Government Sponsored Agency	6,077.0	6,160.5	9,520.9	9,669.4	6,111.1	6,224.2	2,453.6	2,514.7	24,162.6	24,568.8
Non-U.S. Government	737.9	738.2	40.7	40.6	158.2	158.8	—	—	936.8	937.6
Corporate Debt	547.1	552.9	2,001.6	2,074.5	—	—	—	—	2,548.7	2,627.4
Covered Bonds	24.4	24.5	484.1	492.3	—	—	—	—	508.5	516.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	334.9	335.1	2,046.0	2,111.8	105.5	105.9	—	—	2,486.4	2,552.8
Other Asset-Backed	412.4	419.0	2,658.0	2,690.0	356.0	354.5	95.9	95.9	3,522.3	3,559.4
Commercial Mortgage-Backed	16.6	16.7	336.2	360.3	567.1	620.6	17.6	17.6	937.5	1,015.2
Other	7.3	7.3	—	—	—	—	—	—	7.3	7.3
Total	$9,976.3	$10,076.0	$19,133.2	$19,537.8	$9,932.4	$10,258.7	$2,617.3	$2,678.5	$41,659.2	$42,551.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt Securities Available for Sale with Unrealized Losses. The following table provides information regarding debt securities available for sale with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2020 and December 31, 2019.
TABLE 43: DEBT SECURITIES AVAILABLE FOR SALE IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF SEPTEMBER 30, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$230.4	$1.0	$—	$—	$230.4	$1.0
Government Sponsored Agency	2,578.6	6.8	2,862.3	14.4	5,440.9	21.2
Non-U.S. Government	26.5	0.1	—	—	26.5	0.1
Corporate Debt	69.1	1.0	76.1	1.2	145.2	2.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	146.3	0.2	158.7	0.1	305.0	0.3
Other Asset-Backed	631.2	1.0	846.3	8.5	1,477.5	9.5
Commercial Mortgage-Backed	76.3	0.7	—	—	76.3	0.7
Total	$3,758.4	$10.8	$3,943.4	$24.2	$7,701.8	$35.0

AS OF DECEMBER 31, 2019	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$252.2	$2.8	$899.7	$2.3	$1,151.9	$5.1
Obligations of States and Political Subdivisions	902.4	13.3	—	—	902.4	13.3
Government Sponsored Agency	5,405.0	35.6	7,818.4	42.5	13,223.4	78.1
Corporate Debt	279.3	1.1	492.7	2.9	772.0	4.0
Covered Bonds	138.7	0.7	25.0	0.1	163.7	0.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	217.5	1.0	155.2	0.1	372.7	1.1
Other Asset-Backed	592.4	1.8	1,164.9	3.5	1,757.3	5.3
Commercial Mortgage-Backed	62.8	0.7	59.3	0.2	122.1	0.9
Total	$7,850.3	$57.0	$10,615.2	$51.6	$18,465.5	$108.6
As of September 30, 2020, 475 debt securities available for sale with a combined fair value of $7.7 billion were in an unrealized loss position, with their unrealized losses totaling $35.0 million. Unrealized losses related to debt securities available for sale of $21.2 million and $9.5 million related to government-sponsored agency and other asset-backed securities, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. Unrealized losses related to corporate debt securities with no credit losses reported of $2.2 million are primarily attributable to changes in market interest rates as well as credit spreads since their purchase. As of September 30, 2020, 21% of the corporate debt securities available for sale portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s debt securities available for sale portfolio as of September 30, 2020, are attributable to changes in overall market interest rates or credit spreads.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2020, Northern Trust did not intend to sell any debt securities available for sale in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There was no provision for corporate debt securities available for sale for the three and nine months ended September 30, 2020 and no allowance for credit losses for corporate debt securities available for sale as of September 30, 2020. The process for identifying credit losses for corporate debt available for sale securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.
For a description of Northern Trust’s accounting policies applied prior to the adoption of ASU 2016-13, refer to Note 1 — Summary of Significant Accounting Policies and Note 4 — Securities included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2019.

Debt Securities Held to Maturity. The following tables provide the amortized cost and fair values at September 30, 2020 and December 31, 2019, and remaining maturities of debt securities held to maturity at September 30, 2020.
TABLE 44: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES HELD TO MATURITY

	SEPTEMBER 30, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$99.0	$—	$—	$99.0
Obligations of States and Political Subdivisions	2.6	0.1	—	2.7
Government Sponsored Agency	3.4	0.3	—	3.7
Non-U.S. Government	7,551.8	8.1	0.2	7,559.7
Corporate Debt	530.3	5.5	—	535.8
Covered Bonds	3,361.7	25.4	1.0	3,386.1
Certificates of Deposit	726.3	—	—	726.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,390.5	42.8	0.3	3,433.0
Other Asset-Backed	645.8	0.7	0.2	646.3
Other	442.6	—	88.7	353.9
Total	$16,754.0	$82.9	$90.4	$16,746.5

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$138.8	$—	$—	$138.8
Obligations of States and Political Subdivisions	10.1	0.2	—	10.3
Government Sponsored Agency	4.1	0.2	—	4.3
Non-U.S. Government	4,076.0	5.3	2.5	4,078.8
Corporate Debt	405.1	1.4	0.3	406.2
Covered Bonds	3,006.7	16.1	2.4	3,020.4
Certificates of Deposit	262.9	—	—	262.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,285.4	21.7	2.1	3,305.0
Other Asset-Backed	804.3	0.7	0.3	804.7
Other	291.1	0.1	73.3	217.9
Total	$12,284.5	$45.7	$80.9	$12,249.3

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2020, the $16.8 billion debt securities held to maturity portfolio had an unrealized loss of $88.7 million related to other residential mortgage-backed securities, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

TABLE 45: REMAINING MATURITY OF DEBT SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$99.0	$99.0	$—	$—	$—	$—	$—	$—	$99.0	$99.0
Obligations of States and Political Subdivisions	1.6	1.6	1.0	1.1	—	—	—	—	2.6	2.7
Government Sponsored Agency	0.5	0.6	1.5	1.6	0.9	1.0	0.5	0.5	3.4	3.7
Non-U.S. Government	7,291.5	7,293.2	260.3	266.5	—	—	—	—	7,551.8	7,559.7
Corporate Debt	125.0	125.2	405.3	410.6	—	—	—	—	530.3	535.8
Covered Bonds	1,228.1	1,233.1	2,133.6	2,153.0	—	—	—	—	3,361.7	3,386.1
Certificates of Deposit	726.3	726.3	—	—	—	—	—	—	726.3	726.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	832.7	837.1	2,325.2	2,362.7	232.6	233.2	—	—	3,390.5	3,433.0
Other Asset-Backed	190.1	190.1	435.4	435.8	20.3	20.4	—	—	645.8	646.3
Other	21.3	20.8	251.4	228.1	58.9	49.4	111.0	55.6	442.6	353.9
Total	$10,516.1	$10,527.0	$5,813.7	$5,859.4	$312.7	$304.0	$111.5	$56.1	$16,754.0	$16,746.5
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended September 30, 2020, no securities were transferred from available for sale to held to maturity. During the nine months ended September 30, 2020, $301.5 million securities reflected in U.S. government were transferred from available for sale to held to maturity, all of which were transferred in the second quarter of 2020. During the three and nine months ended September 30, 2019, $160.8 million securities reflected in covered bonds were transferred from available for sale to held to maturity.
Credit Quality Indicators. The following table provides the amortized cost of debt securities held to maturity by credit rating.

TABLE 46: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF SEPTEMBER 30, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$99.0	$—	$—	$—	$—	$99.0
Obligations of States and Political Subdivisions	—	0.6	0.7	1.3	—	2.6
Government Sponsored Agency	3.4	—	—	—	—	3.4
Non-U.S. Government	335.6	1,269.7	5,899.8	46.7	—	7,551.8
Corporate Debt	3.6	254.7	272.0	—	—	530.3
Covered Bonds	3,361.7	—	—	—	—	3,361.7
Certificates of Deposit	—	—	—	—	726.3	726.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,423.6	966.9	—	—	—	3,390.5
Other Asset-Backed	645.8	—	—	—	—	645.8
Other	—	—	—	—	442.6	442.6
Total	$6,872.7	$2,491.9	$6,172.5	$48.0	$1,168.9	$16,754.0
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 41% of the held to maturity portfolio at September 30, 2020, composed of U.S. Treasury and government sponsored agency securities and other triple-A rated securities. The remaining held to maturity debt securities portfolio was comprised of 15% rated double-A, 37% rated below double-A, and 7% not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Notes to Consolidated Financial Statements (unaudited) (continued)
Investment Security Gains and Losses. There were no sales of debt securities during the three months ended September 30, 2020. Proceeds of $689.2 million from the sale of debt securities during the nine months ended September 30, 2020 and $177.3 million and $406.6 million from the sale of debt securities during the three- and nine- months ended September 30, 2019, respectively, resulted in the following gains and losses shown below.

TABLE 47: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Gross Realized Debt Securities Gains	$—	$0.1	$3.4	$1.6
Gross Realized Debt Securities Losses	—	(0.4)	(3.3)	(2.2)
Changes in Other-Than-Temporary Impairment Losses(1)	—	(0.1)	—	(0.3)
Net Investment Security (Losses) Gains	$—	$(0.4)	$0.1	$(0.9)
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2020 and December 31, 2019.
TABLE 48: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
($ In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
U.S. Treasury and Agency Securities	$269.8	$489.7
Total Borrowings	269.8	489.7
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 21	269.8	489.7
Amounts related to agreements not included in Note 21	—	—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 6 – Loans and Leases
Amounts outstanding for loans and leases, by segment and class, are shown in the following table. During the first quarter of 2020, the Corporation implemented a change in the classification of certain loans and leases to specific segments to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances as of December 31, 2019 below have been adjusted to conform to the presentation for periods ended after such date. The adjustments generally reflect reclassification of loans from the commercial real estate class to commercial and institutional, residential real estate, and private client classes. There was no impact on total loans and leases previously reported.
TABLE 49: LOANS AND LEASES

(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Commercial
Commercial and Institutional	$9,524.0	$9,091.1
Commercial Real Estate	3,373.6	3,104.3
Non-U.S.	1,441.0	1,576.3
Lease Financing, net	30.1	65.6
Other	213.0	164.0
Total Commercial	14,581.7	14,001.3
Personal
Private Client	11,893.0	11,071.4
Residential Real Estate	5,928.3	6,095.0
Non-U.S.	338.7	174.8
Other	24.6	67.1
Total Personal	18,184.6	17,408.3
Total Loans and Leases	$32,766.3	$31,409.6
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2020 and December 31, 2019, equity credit lines totaled $351.8 million and $448.5 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both September 30, 2020 and December 31, 2019.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $1.3 billion at September 30, 2020 and $1.1 billion at December 31, 2019, respectively. Demand deposit overdrafts reclassified as loan balances totaled $11.6 million and $90.4 million at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, there were $18.6 million and $53.6 million of leases, respectively, classified as held for sale related to the decision to sell substantially all of the lease portfolio. As of September 30, 2020 and December 31, 2019, there were no loans classified as held for sale.
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
To the extent that the borrower has used the PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. 109 PPP loan forgiveness applications were in process as of September 30, 2020, though no PPP loans of the total $215.3 million PPP loans had been submitted for forgiveness approval to the SBA as of such date. When Northern Trust submits the forgiveness applications to the SBA, the SBA will have at least 90 days to respond to Northern Trust as to the approval or denial of such application.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2020, Northern Trust had, net of repayments, $215.3 million or 1,127 loans, under the PPP in the commercial and institutional portfolio with an average loan balance of $0.2 million. As of September 30, 2020, for its origination efforts Northern Trust had received approximately $2.6 million in SBA fees, net of service charges.
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

Loan and lease segment and class balances as of September 30, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 50: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

September 30, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$245.2	$571.6	$208.2	$142.8	$457.8	$465.2	$3,286.6	$2.0	$5,379.4
4 to 5 Category	614.0	579.5	379.7	428.4	143.0	180.4	1,346.4	50.1	3,721.5
6 to 9 Category	36.7	134.7	39.0	29.0	38.5	20.5	124.7	—	423.1
Total Commercial and Institutional	895.9	1,285.8	626.9	600.2	639.3	666.1	4,757.7	52.1	9,524.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	359.5	205.7	71.8	40.5	24.9	113.4	126.5	8.9	951.2
4 to 5 Category	453.4	758.0	294.1	110.6	178.5	383.9	72.4	13.7	2,264.6
6 to 9 Category	7.5	55.2	32.5	32.0	1.6	29.0	—	—	157.8
Total Commercial Real Estate	820.4	1,018.9	398.4	183.1	205.0	526.3	198.9	22.6	3,373.6
Non-U.S.
Risk Rating:
1 to 3 Category	790.8	15.9	10.0	10.7	—	—	32.2	—	859.6
4 to 5 Category	259.5	0.6	2.0	—	—	78.6	37.2	1.8	379.7
6 to 9 Category	0.7	23.1	—	—	—	—	177.9	—	201.7
Total Non-U.S.	1,051.0	39.6	12.0	10.7	—	78.6	247.3	1.8	1,441.0
Lease Financing, net
Risk Rating:
1 to 3 Category	—	—	—	—	—	18.5	—	—	18.5
4 to 5 Category	—	—	—	—	—	11.6	—	—	11.6
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Lease Financing, net	—	—	—	—	—	30.1	—	—	30.1
Other
Risk Rating:
1 to 3 Category	97.7	—	—	—	—	—	—	—	97.7
4 to 5 Category	115.3	—	—	—	—	—	—	—	115.3
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	213.0	—	—	—	—	—	—	—	213.0
Total Commercial	2,980.3	2,344.3	1,037.3	794.0	844.3	1,301.1	5,203.9	76.5	14,581.7
Personal
Private Client
Risk Rating:
1 to 3 Category	466.3	394.3	56.8	67.6	34.2	150.2	5,087.1	126.1	6,382.6
4 to 5 Category	468.4	493.6	129.6	60.0	78.1	80.9	3,952.3	145.7	5,408.6
6 to 9 Category	5.6	0.5	22.4	3.2	—	—	62.1	8.0	101.8
Total Private Client	940.3	888.4	208.8	130.8	112.3	231.1	9,101.5	279.8	11,893.0
Residential Real Estate
Risk Rating:
1 to 3 Category	1,322.9	396.2	60.9	108.9	254.2	738.0	188.2	1.5	3,070.8
4 to 5 Category	619.8	342.5	126.6	184.2	233.8	904.6	270.2	7.4	2,689.1
6 to 9 Category	13.1	9.4	1.7	0.5	2.7	108.7	32.3	—	168.4
Total Residential Real Estate	1,955.8	748.1	189.2	293.6	490.7	1,751.3	490.7	8.9	5,928.3
Non-U.S.
Risk Rating:
1 to 3 Category	8.6	21.5	—	—	—	1.8	28.2	—	60.1
4 to 5 Category	12.8	22.7	11.9	0.5	0.5	8.2	216.7	5.1	278.4
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	21.4	44.2	11.9	0.5	0.5	10.2	244.9	5.1	338.7
Other
Risk Rating:
1 to 3 Category	5.5	—	—	—	—	—	—	—	5.5
4 to 5 Category	19.1	—	—	—	—	—	—	—	19.1
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	24.6	—	—	—	—	—	—	—	24.6
Total Personal	2,942.1	1,680.7	409.9	424.9	603.5	1,992.6	9,837.1	293.8	18,184.6
Total Loans and Leases	$5,922.4	$4,025.0	$1,447.2	$1,218.9	$1,447.8	$3,293.7	$15,041.0	$370.3	$32,766.3

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

The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of September 30, 2020 and December 31, 2019.

TABLE 51: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
September 30, 2020
Commercial
Commercial and Institutional	$9,470.9	$21.9	$0.2	$0.8	$9,493.8	$30.2	$9,524.0	$11.5
Commercial Real Estate	3,361.0	0.6	8.1	—	3,369.7	3.9	3,373.6	3.9
Non-U.S.	1,441.0	—	—	—	1,441.0	—	1,441.0	—
Lease Financing, net	30.1	—	—	—	30.1	—	30.1	—
Other	213.0	—	—	—	213.0	—	213.0	—
Total Commercial	14,516.0	22.5	8.3	0.8	14,547.6	34.1	14,581.7	15.4
Personal
Private Client	11,832.8	39.4	13.3	7.5	11,893.0	—	11,893.0	—
Residential Real Estate	5,859.9	2.9	1.3	0.3	5,864.4	63.9	5,928.3	55.5
Non-U.S.	338.7	—	—	—	338.7	—	338.7	—
Other	24.6	—	—	—	24.6	—	24.6	—
Total Personal	18,056.0	42.3	14.6	7.8	18,120.7	63.9	18,184.6	55.5
Total Loans and Leases	$32,572.0	$64.8	$22.9	$8.6	$32,668.3	$98.0	$32,766.3	$70.9
	Other Real Estate Owned					$0.9
	Total Nonaccrual Assets					$98.9

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2019
Commercial
Commercial and Institutional	$9,068.3	$4.1	$9.9	$1.2	$9,083.5	$7.6	$9,091.1	$0.8
Commercial Real Estate	3,089.6	2.3	4.1	4.7	3,100.7	3.6	3,104.3	2.4
Non-U.S.	1,576.3	—	—	—	1,576.3	—	1,576.3	—
Lease Financing, net	65.6	—	—	—	65.6	—	65.6	—
Other	164.0	—	—	—	164.0	—	164.0	—
Total Commercial	13,963.8	6.4	14.0	5.9	13,990.1	11.2	14,001.3	3.2
Personal
Private Client	11,027.9	33.2	9.5	0.3	11,070.9	0.5	11,071.4	0.5
Residential Real Estate	5,997.7	19.8	4.9	1.2	6,023.6	71.4	6,095.0	66.4
Non-U.S	174.1	0.2	—	—	174.3	0.5	174.8	0.5
Other	67.1	—	—	—	67.1	—	67.1	—
Total Personal	17,266.8	53.2	14.4	1.5	17,335.9	72.4	17,408.3	67.4
Total Loans and Leases	$31,230.6	$59.6	$28.4	$7.4	$31,326.0	$83.6	$31,409.6	$70.6
	Other Real Estate Owned					$3.2
	Total Nonaccrual Assets					$86.8
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Included within nonaccrual loans were $67.5 million and $54.9 million of nonaccrual TDRs, and $33.0 million and $27.7 million of accrual TDRs as of September 30, 2020 and December 31, 2019, respectively.
There were $11.0 million and $8.2 million of aggregate undrawn loan commitments and standby letters of credit at September 30, 2020 and December 31, 2019, respectively, issued to borrowers with TDR modifications of loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three- and nine- month periods ended September 30, 2020 and 2019, and the recorded investments and unpaid principal balances as of September 30, 2020 and 2019.
TABLE 52: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2020			NINE MONTHS ENDED SEPTEMBER 30, 2020
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	1	$1.0	$1.0	3	$25.3	$25.5
Total Commercial	1	1.0	1.0	3	25.3	25.5
Personal
Residential Real Estate	10	17.4	17.5	16	18.3	18.7
Total Personal	10	17.4	17.5	16	18.3	18.7
Total Loans and Leases	11	$18.4	$18.5	19	$43.6	$44.2
Note: Period-end balances reflect all paydowns and charge-offs during the period.

	THREE MONTHS ENDED SEPTEMBER 30, 2019			NINE MONTHS ENDED SEPTEMBER 30, 2019
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	1	$7.6	$8.8
Commercial Real Estate	—	—	—	2	—	—
Total Commercial	—	—	—	3	7.6	8.8
Personal
Residential Real Estate	5	3.1	3.1	31	20.6	20.8
Total Personal	5	3.1	3.1	31	20.6	20.8
Total Loans and Leases	5	$3.1	$3.1	34	$28.2	$29.6
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and nine months ended September 30, 2020, the TDR modifications of loans within residential real estate were extensions of term, other modifications, deferred principal, and interest rate concessions. During the three and nine months ended September 30, 2020, the TDR modifications within commercial and institutional were other modifications and extensions of term.
During the three and nine months ended September 30, 2019, the TDR modifications of loans within residential real estate were extensions of term, other modifications, deferred principal and interest rate concessions. During the nine months ended September 30, 2019, the TDR modification within commercial and institutional was an other modification.
There were no residential real estate loan TDR modifications during the twelve months ended June 30, 2020, which subsequently had a payment default during the three and nine months ended September 30, 2020.
There were three residential real estate loan TDR modifications during the twelve months ended June 30, 2019, which subsequently had a payment default during the three and nine months ended September 30, 2019. The total recorded investment for these loans was approximately $1.6 million and the unpaid principal balance for these loans was approximately $1.7 million.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of September 30, 2020, Northern Trust held foreclosed real estate properties with a carrying value of $0.9 million as a result of obtaining physical possession. In addition, as of September 30, 2020, Northern Trust had loans with a carrying value of $11.7 million for which formal foreclosure proceedings were in process.
TDR Relief — COVID-19. Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance (as defined below) and the CARES Act.

Various banking regulators, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, have issued guidance in the April 7, 2020 Interagency Statement on Loan Modifications and

Notes to Consolidated Financial Statements (unaudited) (continued)
Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised) on loan modification treatment (Interagency Guidance) pursuant to which financial institutions can apply ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors. In accordance with the Interagency Guidance, a loan modification is not considered a TDR if the modification is related to COVID-19; the borrower had been current (not more than 29 days past due) when the modification program was implemented; and the modification includes payment deferrals for not more than 6 months.

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

Financial institutions may account for eligible loan modifications under the Interagency Guidance and/or the CARES Act. Northern Trust has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the COVID-19 pandemic. All other types of modifications which do not meet the CARES Act or Interagency Guidance requirements continue to be governed by existing regulations and accounting policies.

The following tables provide, by segment and class, the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of September 30, 2020, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule).
TABLE 53: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS IN ACTIVE DEFERRAL STATUS

	SEPTEMBER 30, 2020
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	13	$73.2	$0.3	$0.5
Commercial Real Estate	2	7.3	—	—
Total Commercial	15	$80.5	$0.3	$0.5

Personal
Private Client	2	$5.2	$—	$0.1
Residential Real Estate	53	19.3	0.3	0.3
Total Personal	55	$24.5	$0.3	$0.4
Total Loans	70	$105.0	$0.6	$0.9

TABLE 54: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	SEPTEMBER 30, 2020
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	101	$199.7	$5.0	$1.5
Commercial Real Estate	104	472.2	2.9	3.3
Total Commercial	205	$671.9	$7.9	$4.8

Personal
Private Client	34	$177.6	$2.3	$1.1
Residential Real Estate	346	184.8	0.5	2.0
Total Personal	380	$362.4	$2.8	$3.1
Total Loans	585	$1,034.3	$10.7	$7.9

Not included in the table above are 31 loans with $34.3 million in loan balances as of June 30, 2020 that had been granted payment deferrals but have since paid off.

Northern Trust continues to accrue and recognize interest income during the loan deferral period, and hence has not moved these loans to nonaccrual or reported them as past due. Further, these loan balances continue to be assessed on a collective basis for purposes of measuring an allowance for expected credit losses.

Notes to Consolidated Financial Statements (unaudited) (continued)
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of September 30, 2020 was immaterial to Northern Trust’s financial statements.
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

Allowance and Provision for Credit Losses. The allowance for credit losses — which represents management’s estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance-sheet credit exposures, and specific borrower relationships — is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.

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

The following table provides information regarding changes in the total allowance for credit losses during the three and nine months ended September 30, 2020 and 2019.

TABLE 55: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$210.2	$49.0	$6.5	$1.3	$267.0
Charge-Offs	(0.8)	—	—	—	(0.8)
Recoveries	1.2	—	—	—	1.2
Net Recoveries (Charge-Offs)	0.4	—	—	—	0.4
Provision for Credit Losses	4.8	(4.1)	0.4	(0.6)	0.5
Balance at End of Period	$215.4	$44.9	$6.9	$0.7	$267.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	102.3	28.8	6.6	0.4	138.1
Charge-Offs	(3.0)	—	—	—	(3.0)
Recoveries	5.3	—	—	—	5.3
Net Recoveries (Charge-Offs)	2.3	—	—	—	2.3
Provision for Credit Losses	110.8	16.1	0.3	0.3	127.5
Balance at End of Period	$215.4	$44.9	$6.9	$0.7	$267.9

	THREE MONTHS ENDED SEPTEMBER 30, 2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$110.8	$23.3	$134.1
Charge-Offs	(1.1)	—	(1.1)
Recoveries	1.7	—	1.7
Net Recoveries (Charge-Offs)	0.6	—	0.6
Provision for Credit Losses	(5.7)	(1.3)	(7.0)
Balance at End of Period	$105.7	$22.0	$127.7

	NINE MONTHS ENDED SEPTEMBER 30, 2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$112.6	$25.6	$138.2
Charge-Offs	(2.7)	—	(2.7)
Recoveries	5.7	—	5.7
Net Recoveries (Charge-Offs)	3.0	—	3.0
Provision for Credit Losses	(9.9)	(3.6)	(13.5)
Balance at End of Period	$105.7	$22.0	$127.7
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

There was a $0.5 million Provision for Credit Losses in the current quarter as calculated under the Current Expected Credit Losses (CECL) methodology, as compared to a $7.0 million credit provision in the prior-year quarter calculated under the previous “incurred loss” model. There were net recoveries of $0.4 million during the three months ended September 30, 2020, as compared to net recoveries of $0.6 million for the three months ended September 30, 2019. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases in the private client, commercial real estate, and residential real estate portfolios, partially offset by a decrease in the commercial and institutional portfolio. The overall increase in the reserve on a collective basis was partially offset by a decrease in the reserve associated with loans evaluated on an individual basis.

Notes to Consolidated Financial Statements (unaudited) (continued)
There was a $127.5 million Provision for Credit Losses for the nine months ended September 30, 2020 as calculated under the CECL methodology, as compared to a $13.5 million credit provision in the prior-year period calculated under the previous “incurred loss” model. There were net recoveries of $2.3 million during the nine months ended September 30, 2020, as compared to net recoveries of $3.0 million for the nine months ended September 30, 2019. The provision in the current period was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.

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

The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 56: ACCRUED INTEREST

(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Loans and Leases	$54.2	$84.5
Debt Securities
Held to Maturity	$71.7	$82.3
Available for Sale	101.0	119.0
Other Financial Assets	$1.7	$14.7
The following table provides amounts of accrued interest reversed through interest income by segment for the loan and lease portfolio.
TABLE 57: ACCRUED INTEREST REVERSED THROUGH INCOME

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2020
Commercial	$0.5	$1.5
Personal	0.6	$2.0
Total Loans and Leases	$1.1	$3.5
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $1.8 million for the three months ended September 30, 2019 and $5.7 million for the nine months ended September 30, 2019.

There was no accrued interest reversed through interest income related to any other financial assets for the three and nine months ended September 30, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three and nine months ended September 30, 2020 and 2019.
TABLE 58: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED SEPTEMBER 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0
Charge-Offs	—	(0.8)	(0.8)	—	—	—
Recoveries	0.2	1.0	1.2	—	—	—
Net Recoveries (Charge-Offs)	0.2	0.2	0.4	—	—	—
Provision for Credit Losses	(15.4)	20.2	4.8	(6.0)	1.9	(4.1)
Balance at End of Period	$147.6	$67.8	$215.4	$40.1	$4.8	$44.9

	NINE MONTHS ENDED SEPTEMBER 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	52.2	50.1	102.3	27.7	1.1	28.8
Charge-Offs	(0.1)	(2.9)	(3.0)	—	—	—
Recoveries	2.2	3.1	5.3	—	—	—
Net Recoveries (Charge-Offs)	2.1	0.2	2.3	—	—	—
Provision for Credit Losses	93.3	17.5	110.8	12.4	3.7	16.1
Balance at End of Period	$147.6	$67.8	$215.4	$40.1	$4.8	$44.9

	THREE MONTHS ENDED SEPTEMBER 30, 2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$59.9	$50.9	$110.8	$18.5	$4.8	$23.3
Charge-Offs	—	(1.1)	(1.1)	—	—	—
Recoveries	—	1.7	1.7	—	—	—
Net Recoveries (Charge-Offs)	—	0.6	0.6	—	—	—
Provision for Credit Losses	(1.3)	(4.4)	(5.7)	(0.7)	(0.6)	(1.3)
Balance at End of Period	$58.6	$47.1	$105.7	$17.8	$4.2	$22.0

	NINE MONTHS ENDED SEPTEMBER 30, 2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$57.6	$55.0	$112.6	$21.1	$4.5	$25.6
Charge-Offs	(0.1)	(2.6)	(2.7)	—	—	—
Recoveries	0.7	5.0	5.7	—	—	—
Net Recoveries (Charge-Offs)	0.6	2.4	3.0	—	—	—
Provision for Credit Losses	0.4	(10.3)	(9.9)	(3.3)	(0.3)	(3.6)
Balance at End of Period	$58.6	$47.1	$105.7	$17.8	$4.2	$22.0
The increase to the allowance for loans and leases for the three months ended September 30, 2020 was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases in the private client, commercial real estate, and residential real estate portfolios, partially offset by a decrease in the commercial and institutional portfolio. The overall increase in the reserve on a collective basis was partially offset by a decrease in the reserve associated with loans evaluated on an individual basis. The decrease to the allowance for undrawn loan commitments and standby letters of credit for the three months ended September 30, 2020 was primarily due to a decrease in the reserve evaluated on a collective basis driven

Notes to Consolidated Financial Statements (unaudited) (continued)
by projected economic conditions resulting from the ongoing COVID-19 pandemic with decreases in the non-U.S commercial and commercial and institutional portfolios, partially offset by increases in the private client portfolio.
The increase to the allowance for both loans and leases and undrawn loan commitments and standby letters of credit for the nine months ended September 30, 2020 was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.

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

The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of September 30, 2020 and December 31, 2019.
TABLE 59: RECORDED INVESTMENTS IN LOANS AND LEASES

	SEPTEMBER 30, 2020			DECEMBER 31, 2019
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Level	$34.1	$63.9	$98.0	$10.4	$81.8	$92.2
Evaluated on a Collective Level	14,547.6	18,120.7	32,668.3	13,990.9	17,326.5	31,317.4
Total Loans and Leases	14,581.7	18,184.6	32,766.3	14,001.3	17,408.3	31,409.6
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Level	5.6	0.4	6.0	3.4	1.6	5.0
Evaluated on a Collective Level	142.0	67.4	209.4	54.7	44.8	99.5
Allowance Assigned to Loans and Leases	147.6	67.8	215.4	58.1	46.4	104.5
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Level	2.2	—	2.2	1.9	—	1.9
Evaluated on a Collective Level	37.9	4.8	42.7	13.9	4.1	18.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	40.1	4.8	44.9	15.8	4.1	19.9
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$187.7	$72.6	$260.3	$73.9	$50.5	$124.4
Northern Trust analyzes its exposure to credit losses from both on-balance-sheet and off-balance-sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework. For purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes an

Notes to Consolidated Financial Statements (unaudited) (continued)
estimated drawdown of unused credit based on credit utilization factors, resulting in a proportionate amount of expected credit losses.

Allowance for Debt Securities Held to Maturity Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for debt securities held to maturity during the three and nine months ended September 30, 2020.

TABLE 60: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO DEBT SECURITIES HELD TO MATURITY

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.5	$0.4	$0.7	$—	$—	$4.9	$6.5
Provision for Credit Losses	0.2	—	(0.1)	0.2	0.1	—	0.4
Balance at End of Period	$0.7	$0.4	$0.6	$0.2	$0.1	$4.9	$6.9

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	—	—	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	—	—	4.6	6.6
Provision for Credit Losses	(0.1)	0.1	(0.3)	0.2	0.1	0.3	0.3
Balance at End of Period	$0.7	$0.4	$0.6	$0.2	$0.1	$4.9	$6.9
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
The increase to the allowance attributable to debt securities held to maturity for the three and nine months ended September 30, 2020 was primarily due to an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the Debt Securities Held to Maturity portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $0.7 million as of September 30, 2020.
Note 8 – Pledged Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.
The following table presents Northern Trust's pledged assets.
TABLE 61: TYPE OF PLEDGED ASSETS

(In Billions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Securities
Obligations of States and Political Subdivisions	$1.6	$1.0
Government Sponsored Agency and Other Securities	30.0	33.4
Loans	11.8	7.7
Total Pledged Assets	$43.4	$42.1
Collateral required for these purposes totaled $7.6 billion and $8.5 billion at September 30, 2020 and December 31, 2019, respectively.
The following table presents the available for sale debt securities pledged as collateral that are included in pledged assets.
TABLE 62: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Debt Securities
Available for Sale	$268.6	$487.1	$30.0	$14.4
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $268.6 million and $487.2 million of the pledged collateral as of September 30, 2020 and December 31, 2019, respectively.

Northern Trust accepts financial assets as collateral that it is and is not permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts. The following table presents the fair value of securities accepted as collateral. There was no repledged or sold collateral at September 30, 2020 or December 31, 2019.
TABLE 63: ACCEPTED COLLATERAL

(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Collateral that may be repledged or sold
Reverse repurchase agreements	$1,533.4	$707.8
Derivative contracts	30.6	16.8
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.5 billion for the nine months ended September 30, 2020. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. During 2019, deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.6 billion and $1.5 billion for the three and nine months ended September 30, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of goodwill for the nine months ended September 30, 2020, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows:
TABLE 64: GOODWILL BY REPORTING SEGMENT

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2019	$625.7	$71.1	$696.8
Foreign Exchange Rates	1.2	—	1.2
Balance at September 30, 2020	$626.9	$71.1	$698.0
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2020 and December 31, 2019 were as follows:
TABLE 65: OTHER INTANGIBLE ASSETS

(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Gross Carrying Amount	$214.3	$207.2
Less: Accumulated Amortization	101.7	86.6
Net Book Value	$112.6	$120.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.3 million and $12.6 million for the three and nine months ended September 30, 2020, and $4.2 million and $12.5 million for the three and nine months ended September 30, 2019. Amortization for the remainder of 2020 and for the years 2021, 2022, 2023, and 2024 is estimated to be $4.3 million, $14.7 million, $10.1 million, $9.8 million, and $9.7 million, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2020 and 2019.
TABLE 66: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$584.9	$559.9	$418.9	$415.6	$—	$—	$1,003.8	$975.5
Foreign Exchange Trading Income	58.4	55.5	3.2	4.2	—	—	61.6	59.7
Other Noninterest Income	56.7	53.6	39.7	38.1	(5.3)	(6.7)	91.1	85.0
Total Noninterest Income	700.0	669.0	461.8	457.9	(5.3)	(6.7)	1,156.5	1,120.2
Net Interest Income(1)	139.9	229.9	196.6	195.4	—	—	336.5	425.3
Revenue(1)	839.9	898.9	658.4	653.3	(5.3)	(6.7)	1,493.0	1,545.5
Provision for Credit Losses	(19.2)	4.8	19.7	(11.8)	—	—	0.5	(7.0)
Noninterest Expense	707.3	649.2	386.3	385.9	1.1	1.2	1,094.7	1,036.3
Income before Income Taxes(1)	151.8	244.9	252.4	279.2	(6.4)	(7.9)	397.8	516.2
Provision for Income Taxes(1)	38.7	59.9	66.2	73.6	(1.6)	(1.9)	103.3	131.6
Net Income	$113.1	$185.0	$186.2	$205.6	$(4.8)	$(6.0)	$294.5	$384.6
Percentage of Consolidated Net Income	39%	48%	63%	54%	(2)%	(2)%	100%	100%
Average Assets	$108,823.0	$85,982.2	$32,102.4	$30,369.9	$—	$—	$140,925.4	$116,352.1
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.9 million for 2020 and $7.6 million for 2019.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		TREASURY AND OTHER		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,725.5	$1,644.5	$1,243.4	$1,215.4	$—	$—	$2,968.9	$2,859.9
Foreign Exchange Trading Income	211.8	172.5	10.0	13.9	—	—	221.8	186.4
Other Noninterest Income	167.5	141.8	122.9	95.1	(11.0)	(14.9)	279.4	222.0
Total Noninterest Income	2,104.8	1,958.8	1,376.3	1,324.4	(11.0)	(14.9)	3,470.1	3,268.3
Net Interest Income(1)	516.6	694.3	615.9	585.9	—	—	1,132.5	1,280.2
Revenue(1)	2,621.4	2,653.1	1,992.2	1,910.3	(11.0)	(14.9)	4,602.6	4,548.5
Provision for Credit Losses	35.3	1.3	92.2	(14.8)	—	—	127.5	(13.5)
Noninterest Expense	2,022.2	1,930.5	1,152.7	1,137.9	22.3	2.8	3,197.2	3,071.2
Income before Income Taxes(1)	563.9	721.3	747.3	787.2	(33.3)	(17.7)	1,277.9	1,490.8
Provision for Income Taxes(1)	129.9	171.8	187.9	202.3	(8.3)	(4.4)	309.5	369.7
Net Income	$434.0	$549.5	$559.4	$584.9	$(25.0)	$(13.3)	$968.4	$1,121.1
Percentage of Consolidated Net Income	45%	49%	58%	52%	(3)%	(1)%	100%	100%
Average Assets	$102,902.3	$87,664.1	$31,742.9	$29,700.6	$—	$—	$134,645.2	$117,364.7
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $23.7 million for 2020 and $23.1 million for 2019.
Note 11 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of September 30, 2020, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of September 30, 2020, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of September 30, 2020 and December 31, 2019 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).

Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On July 21, 2020, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on October 1, 2020, to stockholders of record as of September 15, 2020.
Series E Preferred Stock. As of September 30, 2020, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of September 30, 2020 and December 31, 2019 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on April 1, 2020, at a rate per annum equal to 4.70%. On July 21, 2020, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on October 1, 2020, to stockholders of record as of September 15, 2020.
Common Stock. As the Corporation suspended its open-market share repurchase program on March 16, 2020, the only shares repurchased during the three months ended September 30, 2020 were 18,534 shares of common stock withheld upon the vesting of share-based compensation at a total cost of $1.5 million ($81.02 average price per share) to satisfy tax withholding obligations. During the nine months ended September 30, 2020, the Corporation repurchased 3,262,621 shares of common stock, including 518,745 shares withheld related to share-based compensation, at a total cost of $298.5 million ($91.49 average price per share). The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in July 2018. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date.
During the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases were permitted by these institutions and dividend payments were limited to the amount paid in the second quarter and could not exceed the payor’s average net income for the four preceding quarters. On September 30, 2020, the Federal Reserve announced that these measures have been extended to apply to the fourth quarter of 2020 as well.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at September 30, 2020 and 2019, and changes during the three and nine months then ended.
TABLE 67: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4
Net Change	33.5	1.3	1.8	17.5	54.1
Balance at September 30, 2020	$665.3	$1.6	$147.3	$(389.7)	$424.5
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended September 30, 2020.

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	551.3	5.3	29.5	33.1	619.2
Balance at September 30, 2020	$665.3	$1.6	$147.3	$(389.7)	$424.5
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended September 30, 2020.

	THREE MONTHS ENDED SEPTEMBER 30, 2019
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2019	$133.1	$4.5	$96.8	$(394.2)	$(159.8)
Net Change	57.0	(2.4)	9.9	4.3	68.8
Balance at September 30, 2019	$190.1	$2.1	$106.7	$(389.9)	$(91.0)
(1)    Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended September 30, 2019.

	NINE MONTHS ENDED SEPTEMBER 30, 2019
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2018	$(114.9)	$4.0	$67.9	$(410.7)	$(453.7)
Net Change	305.0	(1.9)	38.8	20.8	362.7
Balance at September 30, 2019	$190.1	$2.1	$106.7	$(389.9)	$(91.0)
(1)    Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended September 30, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 68: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30,
	2020			2019
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$45.3	$(11.8)	$33.5	$76.1	$(19.4)	$56.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	—	—	—	0.3	—	0.3
Net Change	$45.3	$(11.8)	$33.5	$76.4	$(19.4)	$57.0
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$6.6	$(1.6)	$5.0	$0.7	$(0.2)	$0.5
Interest Rate Contracts	(0.2)	—	(0.2)	0.1	—	0.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(4.7)	1.2	(3.5)	(4.0)	1.0	(3.0)
Net Change	$1.7	$(0.4)	$1.3	$(3.2)	$0.8	$(2.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$92.1	$(3.1)	$89.0	$(71.9)	$2.0	$(69.9)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	1.2	(0.3)	0.9	(1.3)	0.3	(1.0)
Net Investment Hedge Gains (Losses)	(117.4)	29.3	(88.1)	107.6	(26.8)	80.8
Net Change	$(24.1)	$25.9	$1.8	$34.4	$(24.5)	$9.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains	$12.6	$(3.1)	$9.5	$—	$—	$—
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	10.7	(2.6)	8.1	5.7	(1.3)	4.4
Amortization of Prior Service Cost	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net Change	$23.2	$(5.7)	$17.5	$5.6	$(1.3)	$4.3
Total Net Change	$46.1	$8.0	$54.1	$113.2	$(44.4)	$68.8
See table footnotes under the YTD table.

	NINE MONTHS ENDED SEPTEMBER 30,
	2020			2019
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$736.8	$(185.4)	$551.4	$409.0	$(104.6)	$304.4
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	(0.1)	—	(0.1)	0.6	—	0.6
Net Change	$736.7	$(185.4)	$551.3	$409.6	$(104.6)	$305.0
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$18.1	$(4.5)	$13.6	$17.4	$(4.3)	$13.1
Interest Rate Contracts	0.2	(0.1)	0.1	1.4	(0.3)	1.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(11.2)	2.8	(8.4)	(21.4)	5.3	(16.1)
Net Change	$7.1	$(1.8)	$5.3	$(2.6)	$0.7	$(1.9)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$53.1	$(1.0)	$52.1	$(69.4)	$3.3	$(66.1)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.7	(0.2)	0.5	(1.3)	0.3	(1.0)
Net Investment Hedge Gains (Losses)	(29.8)	6.7	(23.1)	144.1	(38.2)	105.9
Net Change	$24.0	$5.5	$29.5	$73.4	$(34.6)	$38.8
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$11.8	$(3.0)	$8.8	$11.4	$(3.1)	$8.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	$32.3	$(7.8)	$24.5	$16.8	$(4.1)	$12.7
Amortization of Prior Service Cost	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Net Change	$43.9	$(10.8)	$33.1	$28.0	$(7.2)	$20.8
Total Net Change	$811.7	$(192.5)	$619.2	$508.4	$(145.7)	$362.7
(1) The before-tax reclassification adjustment out of AOCI related to the realized gains (losses) on debt securities available for sale is recorded as Investment Security Gains (Losses), net within the consolidated statements of income.
(2) See Note 20 — Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(3) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense within the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 13 – Net Income Per Common Share Computations
The computations of net income per common share are presented in the following table.
TABLE 69: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions Except Per Common Share Information)	2020	2019	2020	2019
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,106,190	213,176,809	208,351,088	215,832,347
Net Income	$294.5	$384.6	$968.4	$1,121.1
Less: Dividends on Preferred Stock	16.2	17.4	51.5	40.6
Net Income Applicable to Common Stock	278.3	367.2	916.9	1,080.5
Less: Earnings Allocated to Participating Securities	3.3	4.5	10.6	12.6
Earnings Allocated to Common Shares Outstanding	275.0	362.7	906.3	1,067.9
Basic Net Income Per Common Share	$1.32	$1.70	$4.35	$4.95
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,106,190	213,176,809	208,351,088	215,832,347
Plus: Dilutive Effect of Share-based Compensation	582,304	1,029,767	672,243	1,031,216
Average Common and Potential Common Shares	208,688,494	214,206,576	209,023,331	216,863,563
Earnings Allocated to Common and Potential Common Shares	$275.0	$362.7	$906.3	$1,067.9
Diluted Net Income Per Common Share	1.32	1.69	4.34	4.92
Note:    For the three and nine months ended September 30, 2020 and 2019, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.
TABLE 70: REVENUE DISAGGREGATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$416.4	$414.8	$1,231.7	$1,219.7
Investment Management and Advisory	519.3	491.4	1,515.2	1,428.7
Securities Lending	19.8	20.1	70.7	64.9
Other	48.3	49.2	151.3	146.6
Total Trust, Investment and Other Servicing Fees	$1,003.8	$975.5	$2,968.9	$2,859.9
Other Noninterest Income
Foreign Exchange Trading Income	$61.6	$59.7	$221.8	$186.4
Treasury Management Fees	11.6	11.2	34.0	34.1
Security Commissions and Trading Income	26.0	29.1	100.9	75.8
Other Operating Income	53.5	45.1	144.4	113.0
Investment Security Gains (Losses), net	—	(0.4)	0.1	(0.9)
Total Other Noninterest Income	$152.7	$144.7	$501.2	$408.4
Total Noninterest Income	$1,156.5	$1,120.2	$3,470.1	$3,268.3
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended September 30, 2020, revenue from contracts with clients also includes $21.8 million of the $26.0 million total Security Commissions and Trading Income and $10.8 million of the $53.5 million total Other Operating Income. For the nine months ended September 30, 2020, revenue from contracts with clients also included $76.9 million of the $100.9 million total Security Commissions and Trading Income and $31.6 million of the $144.4 million total Other Operating Income.
For the three months ended September 30, 2019, revenue from contracts with clients also includes $23.5 million of the $29.1 million total Security Commissions and Trading Income and $10.5 million of the $45.1 million total Other Operating Income. For the nine months ended September 30, 2019, revenue from contracts with clients also included $64.3 million of the $75.8 million total Security Commissions and Trading Income and $30.9 million of the $113.0 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at September 30, 2020 and December 31, 2019.
TABLE 71: CLIENT RECEIVABLES

(In Millions)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Trust Fees Receivable, net(1)	$805.7	$801.9
Other	113.2	101.1
Total Client Receivables	$918.9	$903.0
(1) Trust Fees Receivable is net of a $7.3 million and $5.6 million fee receivable allowance as of September 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Net Interest Income
The components of net interest income were as follows:
TABLE 72: NET INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Interest Income
Loans and Leases	$167.1	$291.0	$606.4	$889.8
Securities — Taxable	182.6	265.9	632.1	812.4
— Non-Taxable	0.3	0.9	1.1	3.1
Interest-Bearing Due from and Deposits with Banks(1)	2.7	18.6	20.0	55.7
Federal Reserve and Other Central Bank Deposits and Other	2.7	44.4	31.3	162.8
Total Interest Income	$355.4	$620.8	$1,290.9	$1,923.8
Interest Expense
Deposits	$(3.5)	$122.0	$56.7	$403.5
Federal Funds Purchased	0.1	2.4	2.1	22.8
Securities Sold Under Agreements to Repurchase	—	1.6	1.0	5.4
Other Borrowings	5.0	46.0	40.6	145.2
Senior Notes	19.1	19.6	57.0	54.0
Long-Term Debt	5.7	9.4	21.1	29.4
Floating Rate Capital Debt	0.4	2.1	3.6	6.4
Total Interest Expense	$26.8	$203.1	$182.1	$666.7
Net Interest Income	$328.6	$417.7	$1,108.8	$1,257.1
(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 16 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three and nine months ended September 30, 2020 and 2019.
TABLE 73: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$11.9	$10.4	$35.5	$31.2
Interest Cost	10.8	11.8	32.4	35.4
Expected Return on Plan Assets	(19.2)	(21.7)	(57.6)	(65.1)
Amortization
Net Actuarial Loss	8.8	4.3	26.4	12.9
Prior Service Cost	(0.1)	(0.1)	(0.3)	(0.3)
Net Periodic Pension Expense	$12.2	$4.7	$36.4	$14.1

NON-U.S. PENSION PLANS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$0.6	$0.5	$1.6	$1.5
Interest Cost	0.7	0.9	2.1	2.9
Expected Return on Plan Assets	(0.8)	(1.0)	(2.3)	(2.9)
Settlement Expense	0.1	—	0.3	—
Amortization
Net Actuarial Loss	0.2	0.2	0.8	0.5
Prior Service Cost	0.1	—	0.1	—
Net Periodic Pension Expense	$0.9	$0.6	$2.6	$2.0

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Service Cost	$1.2	$1.1	$3.4	$3.1
Interest Cost	1.2	1.5	3.6	4.4
Amortization
Net Actuarial Loss	1.7	1.4	5.3	4.2
Prior Service Cost	—	—	0.1	0.1
Net Periodic Pension Expense	$4.1	$4.0	$12.4	$11.8

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Interest Cost	$0.2	$0.3	$0.6	$0.9
Amortization
Net Actuarial (Gain)	(0.1)	(0.2)	(0.5)	(0.8)
Prior Service Cost	(0.1)	—	(0.1)	—
Net Periodic Postretirement Expense	$—	$0.1	$—	$0.1
Northern Trust expects to change the plan design of its post-retirement health care plan as of January 1, 2021, which results in the recognition of negative prior-service cost at the time these changes were communicated to participants in August 2020. Concurrently, a further shift in population from active to inactive participants required an adjustment to the amortization period from the average remaining service period of active participants to the average life expectancy of the inactive participants. The change in plan design and amortization period results in a decrease of the benefit obligation and 2020 benefit expense by $12.6 million and $0.3 million, respectively.
The components of net periodic pension expense are recorded in Employee Benefits expense within the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the nine months ended September 30, 2020 and 2019, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2020 and 2019.
TABLE 74: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2020	2019	2020	2019
Restricted Stock Unit Awards	$12.2	$14.0	$66.3	$68.5
Stock Options	0.1	0.4	0.4	1.1
Performance Stock Units	1.6	2.9	16.1	21.7
Total Share-Based Compensation Expense	13.9	17.3	82.8	91.3
Tax Benefits Recognized	$3.5	$4.3	$20.6	$22.7
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
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. The carrying amounts of these investments, which are included in Loans and Leases on the consolidated balance sheets, were $30.1 million and $42.6 million as of September 30, 2020 and December 31, 2019, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the community development project VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of September 30, 2020 and December 31, 2019, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $761.3 million and $749.3 million, respectively, of which $715.5 million and $700.3 million are VIEs as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $300.0 million and $376.2 million, respectively, of which $283.5 million and $354.3 million related to undrawn commitments on VIEs as of September 30, 2020 and December 31, 2019, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $20.7 million and $16.4 million for the three months ended September 30, 2020 and 2019, respectively, and $59.4 million and $49.2 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $5.4 million and $5.7 million of money market mutual fund fees for the three and nine months ended September 30, 2020, respectively. Northern Trust did not waive any money market mutual fund fees for the three and nine months ended September 30, 2019. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of September 30, 2020, Northern Trust had $1.7 million of investments valued using net asset value per share and included in Other Assets and had $73.3 million in unfunded commitments related to seed capital investments. As of December 31, 2019, Northern Trust had $112.0 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.
Note 19 – Commitments and Contingent Liabilities
Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.
Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $26.4 billion and $24.4 billion as of September 30, 2020 and December 31, 2019, respectively.
Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding and financial guarantees were $2.1 billion and $2.4 billion as of September 30, 2020 and December 31, 2019, respectively. Financial guarantees are issued by Northern Trust to guarantee the performance of a client to a third party under certain arrangements.
As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to

Notes to Consolidated Financial Statements (unaudited) (continued)

be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2020 and December 31, 2019 subject to indemnification was $148.3 billion and $138.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2020 or December 31, 2019, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2020, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $15 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of September 30, 2020 and December 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2020 and December 31, 2019.
TABLE 75: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2020			DECEMBER 31, 2019
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$5,357.8	$10.2	$18.9	$4,538.2	$20.3	$20.9
Cash Flow Hedges	150.0	0.3	—	200.0	0.2	0.2
Foreign Exchange Contracts
Cash Flow Hedges	5,882.7	14.0	28.9	1,661.5	8.5	11.5
Net Investment Hedges	3,165.3	20.8	83.3	2,873.8	73.7	11.9
Total Derivatives Designated as Hedging under GAAP	$14,555.8	$45.3	$131.1	$9,273.5	$102.7	$44.5
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$79.2	$2.0	$0.6	$176.5	$0.9	$0.7
Other Financial Derivatives(3)	681.5	—	32.3	640.3	—	33.4
Total Non-Designated Risk Management Derivatives	$760.7	$2.0	$32.9	$816.8	$0.9	$34.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$255,799.4	$2,242.7	$2,213.5	$291,533.6	$3,151.7	$3,158.1
Interest Rate Contracts	10,213.8	323.2	123.3	8,976.8	132.4	76.3
Total Client-Related and Trading Derivatives	$266,013.2	$2,565.9	$2,336.8	$300,510.4	$3,284.1	$3,234.4
Total Derivatives Not Designated as Hedging under GAAP	$266,773.9	$2,567.9	$2,369.7	$301,327.2	$3,285.0	$3,268.5
Total Gross Derivatives	$281,329.7	$2,613.2	$2,500.8	$310,600.7	$3,387.7	$3,313.0
Less: Netting(4)		1,408.3	1,603.3		2,338.0	1,618.4
Total Derivative Financial Instruments		$1,204.9	$897.5		$1,049.7	$1,694.6
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares.
(4)    See further detail in Note 21 — Offsetting of Assets and Liabilities.
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of available for sale debt securities and long-term subordinated debt and senior notes. Northern Trust applied the

Notes to Consolidated Financial Statements (unaudited) (continued)

“shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine- month periods ended September 30, 2020 and 2019. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three- and nine- month periods ended September 30, 2020 and 2019, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $0.9 million and net losses of $16.3 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that net gains of $0.3 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of September 30, 2020, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and nine- month periods ended September 30, 2020 and 2019.
TABLE 76: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019
Total amounts on the consolidated statements of income	$355.4	$620.8	$26.8	$203.1	$53.5	$45.1
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	15.1	(14.9)	(2.9)	51.4	—	—
Recognized on hedged items	(15.1)	14.9	2.9	(51.4)	—	—
Amounts related to interest settlements on derivatives	(14.2)	2.8	(2.5)	(6.0)	—	—
Total gains (losses) recognized on fair value hedges	$(14.2)	$2.8	$(2.5)	$(6.0)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$4.2	$2.7	$—	$—	$0.3	$1.4
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	0.2	(0.1)	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$4.4	$2.6	$—	$—	$0.3	$1.4

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
NINE MONTHS ENDED SEPTEMBER 30,	2020	2019	2020	2019	2020	2019
Total amounts on the consolidated statements of income	$1,290.9	$1,923.8	$182.1	$666.7	$144.4	$113.0
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(75.6)	(99.0)	152.1	141.6	—	—
Recognized on hedged items	75.6	99.0	(152.1)	(141.6)	—	—
Amounts related to interest settlements on derivatives	(11.6)	13.3	6.1	(3.9)	—	—
Total gains (losses) recognized on fair value hedges	$(11.6)	$13.3	$6.1	$(3.9)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$10.8	$20.8	$—	$—	$0.1	$1.1
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	0.3	(0.5)	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$11.1	$20.3	$—	$—	$0.1	$1.1
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2020 and December 31, 2019.
TABLE 77: HEDGED ITEMS IN FAIR VALUE HEDGES

	SEPTEMBER 30, 2020		DECEMBER 31, 2019
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$2,826.2	$63.3	$2,981.0	$3.3
Senior Notes and Long-Term Subordinated Debt	2,745.0	261.8	1,748.5	126.9
Total	$5,571.2	$325.1	$4,729.5	$130.2
(1)    The cumulative hedge accounting basis adjustment includes $6.7 million related to discontinued hedging relationships of available for sale debt securities as of September 30, 2020. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of September 30, 2020.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $117.4 million and gains of $107.6 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2020 and 2019, respectively. Net investment hedge losses of $29.8 million and gains of $144.1 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2020 and 2019, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 for derivative instruments not designated as hedges under GAAP.

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 78: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2020	2019	2020	2019
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$4.2	$(1.8)	$3.8	$(1.7)
Other Financial Derivatives(1)	Other Operating Income	(5.3)	(6.4)	(11.0)	(17.8)
Gains (Losses) from non-designated risk management derivatives		$(1.1)	$(8.2)	$(7.2)	$(19.5)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$61.6	$59.7	$221.8	$186.4
Interest Rate Contracts	Security Commissions and Trading Income	2.3	4.9	18.5	9.2
Gains (Losses) from client-related and trading derivatives		$63.9	$64.6	$240.3	$195.6
Total gains (losses) from derivatives not designated as hedging under GAAP		$62.8	$56.4	$233.1	$176.1
(1)    This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.
Note 21 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
TABLE 79: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	SEPTEMBER 30, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,764.3	$1,405.7	$358.6	$29.7	$328.9
Interest Rate Swaps OTC	333.7	2.6	331.1	—	331.1
Total Derivatives Subject to a Master Netting Arrangement	2,098.0	1,408.3	689.7	29.7	660.0
Total Derivatives Not Subject to a Master Netting Arrangement	515.2	—	515.2	0.9	514.3
Total Derivatives	2,613.2	1,408.3	1,204.9	30.6	1,174.3
Securities Purchased under Agreements to Resell(3)	$1,533.4	$—	$1,533.4	$1,533.4	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,691.1	$2,334.1	$357.0	$16.5	$340.5
Interest Rate Swaps OTC	151.9	3.9	148.0	—	148.0
Interest Rate Swaps Exchange Cleared	1.0	—	1.0	—	1.0
Total Derivatives Subject to a Master Netting Arrangement	2,844.0	2,338.0	506.0	16.5	489.5
Total Derivatives Not Subject to a Master Netting Arrangement	543.7	—	543.7	0.3	543.4
Total Derivatives	3,387.7	2,338.0	1,049.7	16.8	1,032.9
Securities Purchased under Agreements to Resell(3)	$707.8	$—	$707.8	$707.8	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.3 billion and $7.4 billion as of September 30, 2020 and December 31, 2019, respectively.
(2)Including cash collateral received from counterparties.
(3)Securities purchased under agreements to resell are reported in Federal Funds Sold and Securities Purchased under Agreements to Resell on the consolidated balance sheets. There were no Federal Funds Sold as of September 30, 2020 and $5.0 million of Federal Funds Sold as of December 31, 2019.
(4)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
TABLE 80: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	SEPTEMBER 30, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,969.2	$1,493.6	$475.6	$—	$475.6
Interest Rate Swaps OTC	142.3	109.7	32.6	—	32.6
Other Financial Derivatives	32.3	—	32.3	—	32.3
Total Derivatives Subject to a Master Netting Arrangement	2,143.8	1,603.3	540.5	—	540.5
Total Derivatives Not Subject to a Master Netting Arrangement	357.0	—	357.0	—	357.0
Total Derivatives	2,500.8	1,603.3	897.5	—	897.5
Securities Sold under Agreements to Repurchase	$269.8	$—	$269.8	$269.8	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,181.6	$1,548.6	$633.0	$0.1	$632.9
Interest Rate Swaps OTC	96.7	57.3	39.4	—	39.4
Interest Rate Swaps Exchange Cleared	0.7	—	0.7	—	0.7
Other Financial Derivatives	33.4	12.5	20.9	—	20.9
Total Derivatives Subject to a Master Netting Arrangement	2,312.4	1,618.4	694.0	0.1	693.9
Total Derivatives Not Subject to a Master Netting Arrangement	1,000.6	—	1,000.6	—	1,000.6
Total Derivatives	3,313.0	1,618.4	1,694.6	0.1	1,694.5
Securities Sold under Agreements to Repurchase	$489.7	$—	$489.7	$489.7	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.6 billion and $3.1 billion as of September 30, 2020 and December 31, 2019, respectively.
(2)Including cash collateral deposited with counterparties.
(3)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Additional cash collateral received from and deposited with derivative counterparties totaling $281.0 million and $280.8 million, respectively, as of September 30, 2020, and $196.3 million and $2.0 million, respectively, as of December 31, 2019, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $565.5 million and $766.2 million at September 30, 2020 and December 31, 2019, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $184.4 million and $327.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2020 and December 31, 2019, of $381.1 million and $439.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of September 30, 2020, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2020, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in Note 19 — Commitments and Contingent Liabilities included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

These conditions have impacted—and/or may in the future impact—our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; volatility in foreign exchange rates; deposit flows; and client draws on lines of credit. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

While governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the ultimate success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, while our participation in other measures could result in reputational harm, litigation, or regulatory and government actions, proceedings, or penalties.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2020.
TABLE 81: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
July 1 - 31, 2020	—	$—	—	6,487,647
August 1 - 31, 2020	—	—	—	6,487,647
September 1 - 30, 2020	—	—	—	6,487,647
Total (Third Quarter)	—	$—	—	6,487,647
On March 16, 2020, the Corporation suspended its share repurchase program, previously announced by the Corporation on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Further, during the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third quarter of 2020, no share repurchases were permitted by these institutions. On September 30, 2020, the Federal Reserve announced that these measures have been extended to apply to the fourth quarter of 2020 as well. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulation permits. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Elimination of Series C Non-Cumulative Perpetual Preferred Stock of Northern Trust Corporation, dated July 21, 2020 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed July 24, 2020).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 27, 2020	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 27, 2020	By:	/s/ Lauren Allnutt
Lauren Allnutt Senior Vice President and Controller (Principal Accounting Officer)