Form 10-K
period 2020-12-31
NORTHERN TRUST CORP
filed 2021-02-23
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2020 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $16.4 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2021, 208,314,381 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

i 2020 Annual Report | Northern Trust Corporation

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
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2020, the Bank had consolidated assets of $169.6 billion and common bank equity capital of $10.8 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 22 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2020, the Corporation had consolidated total assets of $170.0 billion and stockholders’ equity of $11.7 billion.
The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.

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

CORPORATE & INSTITUTIONAL SERVICES
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including, but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2020, total C&IS assets under custody/administration, assets under custody, and assets under management were $13.65 trillion, $10.39 trillion, and $1.06 trillion, respectively.

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
Wealth Management is one of the largest providers of advisory services in the United States, with assets under custody/administration, assets under custody, and assets under management of $879.4 billion, $875.1 billion, and $347.8 billion, respectively, at December 31, 2020. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective

2020 Annual Report | Northern Trust Corporation 1

funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management. As discussed above, Northern Trust managed $1.41 trillion in assets as of December 31, 2020, including $1.06 trillion for C&IS clients and $347.8 billion for Wealth Management clients.

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

2 2020 Annual Report | Northern Trust Corporation

(CFTC) under the Commodity Exchange Act. As a result, the Bank is subject to supervision, examination and enforcement by certain other regulatory bodies, including the CFTC and the National Futures Association (NFA).
The Corporation’s nonbanking affiliates are subject to examination by the Federal Reserve Board and, in certain circumstances, other functional regulators. The Corporation’s broker-dealer subsidiary is a member of the Financial Industry Regulatory Authority (FINRA), is registered with the U.S. Securities and Exchange Commission (SEC) as a broker-dealer, investment adviser, and municipal securities dealer, and is subject to the rules and regulations of these bodies. Certain nonbanking affiliates are registered with the CFTC as commodity trading advisors and commodity pool operators and subject to supervision and regulation by the CFTC and NFA. Other subsidiaries of the Corporation are registered with the SEC as investment advisers and are subject to regulation by the SEC. Subsidiaries may also be regulated by state regulators in various states.

THE DODD-FRANK ACT, AS AMENDED
The following items provide a brief description of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), as implemented through final rules promulgated by the Federal Reserve Board and other agencies and amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (the Regulatory Relief Act), most relevant to the Corporation and its subsidiaries, including the Bank.
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
On March 29, 2019, the Federal Reserve Board and the FDIC provided joint written feedback to the Corporation regarding the resolution plan submitted by the Corporation in December 2017, pursuant to Section 165(d) of the Dodd-Frank Act (the 2017 165(d) Plan). The joint written feedback stated that the Federal Reserve Board and FDIC did not identify shortcomings or deficiencies in the 2017 165(d) Plan. The Corporation is required to submit its next Section 165(d) resolution plan by December 17, 2021, and it must address the informational content specified in a guidance letter issued by the Federal Reserve Board and FDIC in December 2020.
In addition, on June 27, 2018, the Bank submitted its resolution plan (the 2018 CIDI Plan) to the FDIC under the CIDI Resolution Plan Rule. To date, no formal written feedback or guidance has been received regarding the 2018 CIDI Plan. On January 19, 2021, the FDIC announced that it will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets. The FDIC announcement indicated that no firm will be required to submit a resolution plan without at least 12 months advance notice provided to the firm. To date, the Bank has not received notice from the FDIC indicating its next resolution plan submission date.
Separately, the European Union Bank Recovery and Resolution Directive (BRRD), was adopted for European Union credit institutions, including certain of the Bank’s subsidiaries and branches, effective January 1, 2015. In accordance with applicable Commission de Surveillance du Secteur Financier (CSSF) guidance, a Simplified Recovery Plan for Northern Trust Global Services SE, a Luxembourg-registered indirect subsidiary of the Bank, has been established and will be

2020 Annual Report | Northern Trust Corporation 3

reviewed and filed with the CSSF at least biennially. CSSF regulations also require institutions to submit resolution-related data on an annual basis, a requirement for which Northern Trust Global Services SE has an established process.
Orderly Liquidation Authority. Under the Dodd-Frank Act, certain financial companies, such as the Corporation and certain of its covered subsidiaries, can be subjected to an orderly liquidation authority if in default or danger of default and their resolution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States, among other requirements set by statute. If the Corporation were subject to orderly liquidation authority, the FDIC would be appointed as its receiver, which would give the FDIC considerable powers to resolve the Corporation. Absent such actions, the Corporation, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
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
Swaps and Other Derivatives. The Dodd-Frank Act imposed a regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, trade reporting, and recordkeeping. The Dodd-Frank Act also requires certain entities to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The Bank is required to register as a swap dealer and its swap dealer activities are subject to the CFTC’s rules and regulations, including rules regarding internal and external business conduct standards, reporting and recordkeeping, mandatory clearing for certain swaps, trade documentation and confirmation requirements, and cross-border swap activities. The Bank is also subject to Federal Reserve Board regulations regarding mandatory posting and collection of margin by certain swap counterparties. Several of the SEC’s requirements for security-based swap dealers came into effect on April 6, 2020. Under those requirements, persons or entities must begin counting security-based swap activities on August 6, 2021, and may be required to register with the SEC as a security-based swap dealer after October 6, 2021. The Corporation does not expect that it, or any of its affiliates, will be required to register as a security-based swap dealer with the SEC.

HOLDING COMPANY SUPPORT UNDER THE FEDERAL DEPOSIT INSURANCE ACT
The Dodd-Frank Act amended the Federal Deposit Insurance Act (FDIA) to obligate the Federal Reserve Board to require bank holding companies, such as the Corporation, to serve as a source of financial and managerial strength for any subsidiary depository institution. Under this requirement, the Corporation in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress.

PAYMENT OF DIVIDENDS
The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve Board, including the stress capital buffer requirement, discussed further at “—Capital Adequacy Requirements” below. Dividends from the Bank are a significant source of funds for the Corporation, and the Corporation’s ability to pay dividends on its common stock therefore depends on the ability of the Bank to pay sufficient dividends to the Corporation.
Various other federal and state laws and regulations limit the amount of dividends that may be paid by the Bank to the Corporation without regulatory consent. The Bank may not pay any dividends if it is undercapitalized, or if the payment of the dividend would cause it to become undercapitalized. In general, the amount of dividends that may be paid in a calendar year is limited to its “recent earnings” (the current year’s net income combined with the retained net income of the two preceding years), or its “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus), whichever is less. The ability of the Bank to pay dividends to the Corporation may also be affected by the capital adequacy standards applicable to the Bank (discussed further below), which include minimum requirements and buffers.

CAPITAL PLANNING AND STRESS TESTING
The Corporation’s capital distributions are subject to the Federal Reserve Board’s capital plan rules, which require the Corporation to submit annual capital plans to the Federal Reserve Board for review.
The major components of that oversight are the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act stress tests (DFAST). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline and severely adverse scenarios provided by the appropriate banking regulator. Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available.
The Corporation submitted its capital plan for the Federal Reserve Board’s 2020 CCAR exercise in April 2020 and, in November 2020, resubmitted the plan at the Federal Reserve Board’s request to reflect stresses from the COVID-19

4 2020 Annual Report | Northern Trust Corporation

pandemic. On June 25, 2020, the Federal Reserve Board imposed restrictions that were designed to cause large bank holding companies to preserve capital, including suspending share repurchases, capping dividend payments, and only allowing common stock dividends according to a formula based on recent income. On December 18, 2020, the Federal Reserve Board extended a portion of these restrictions to limit share repurchases and dividend payments based on recent income. These restrictions apply for the first quarter of 2021 and may be extended further.
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its company-run stress tests on June 25, 2020.

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
Under the final Basel III rules, the Corporation, with the Bank, is a “core” banking organization that is required to use the advanced approaches methodologies to calculate and disclose publicly its risk-based capital ratios. The Corporation also is subject to a capital floor that is based on the Basel III standardized approach to calculating risk-based capital ratios. The Corporation is therefore required to calculate its risk-based capital ratios under both the standardized and advanced approaches, and is subject to the more stringent of the two in the assessment of its capital adequacy.
The Bank’s risk-based and leverage capital ratios at December 31, 2020, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2020

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE(1)
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	12.8%	13.4%	13.9%	14.5%	15.6%	15.9%	7.6%	7.6%	8.6%
The Northern Trust Company	13.0%	13.8%	13.0%	13.8%	14.5%	15.0%	7.0%	7.0%	7.7%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%
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
The supplementary leverage ratios at December 31, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.
Advanced approaches institutions, such as the Corporation and the Bank, are subject to a minimum supplementary leverage ratio of 3.0%. Advanced approaches institutions that are insured depository institutions, such as the Bank, also must maintain at least a 3.0% supplementary leverage ratio to be considered “well-capitalized.” The Corporation is also subject to a stress capital buffer, which integrates forward-looking stress test results with non-stress capital requirements, and the Bank is also subject to a capital conservation buffer, which respectively requires the Corporation and the Bank to

2020 Annual Report | Northern Trust Corporation 5

hold a buffer of common equity Tier 1 capital above the minimum risk-based capital requirements in order to avoid constraints on dividends, equity repurchases and compensation. The minimum capital buffer requirement for advanced approaches banking organizations, such as the Corporation and the Bank, is 2.5%.
A “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations, such as the Corporation, is also a component of the capital adequacy framework. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures. The U.S. countercyclical buffer is currently set at 0%.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, the Corporation’s stress capital buffer requirement for the 2020 capital plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in a common equity tier 1 capital ratio minimum requirement of 7.0%.

LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations including the Corporation and the Bank maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a regulatorily prescribed liquidity stress scenario. As of December 31, 2020, the Corporation and the Bank were in compliance with applicable LCR requirements.
Basel III also introduced the concept of a net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The NSFR will require certain banking organizations, including the Corporation and the Bank, to maintain a stable funding profile in relation to the composition of their assets and off-balance sheet activities. The Federal Reserve Board adopted a final rule in October 2020 implementing the NSFR and the Corporation and the Bank will be required to comply with the NSFR requirement on July 1, 2021.
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
Various legal requirements prohibit Northern Trust entities from engaging in business in or with certain jurisdictions and parties, such as organizations and countries suspected of aiding, harboring or engaging in terrorist acts. The U.S. Department of the Treasury’s Office of Foreign Assets Control publishes lists of these prohibited parties. If the Corporation or the Bank finds a sanctioned name or jurisdiction on any transaction or account, the Corporation or the Bank must reject or block such account or transaction and notify the appropriate authorities.
Failure to comply with these requirements could result in fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, restrictions on their business activities or harm to reputation. Many other countries have imposed

6 2020 Annual Report | Northern Trust Corporation

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

COMMUNITY REINVESTMENT ACT
The Bank is subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. The Bank fulfills its CRA obligations by making qualified investments for the purposes of community development. The Bank received an “outstanding” CRA rating from the Federal Reserve Board in its most recent CRA examination. In September 2020, the Federal Reserve Board issued an advance notice of proposed rulemaking regarding potential changes to the regulations issued under the CRA, but has not taken further action to date.

PRIVACY AND SECURITY
Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information, setting limitations on disclosure to third parties of consumer information, setting standards for protecting client information, and requiring notice of data breaches in certain circumstances. Most states, the European Union (EU) and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches. For example, a European data protection framework—the General Data Protection Regulation (GDPR)—was adopted on April 8, 2016, and became effective in all European Economic Area (EEA) member states on May 25, 2018. GDPR is designed to harmonize data privacy laws across the EEA, to protect EEA citizens’ data privacy and to reshape the way organizations across the region approach data privacy. GDPR has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater. In the United States, the California Consumer Privacy Act (CCPA) was adopted by the State of California and became effective January 1, 2020, and then enforceable on July 1, 2020. The CCPA substantially increased the rights of California residents to understand how their personal data is collected and used by commercial businesses. The CCPA includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for breaches), and contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. On November 3, 2020, the California Privacy Rights Act of 2020 (CPRA), which amends and supersedes portions of the CCPA, was approved by a majority of California voters. Among other changes, the CPRA will establish the California Privacy Protection Agency to administer, implement, and enforce the CCPA and CPRA. The CPRA is expected to be fully operative beginning in 2023, and will apply to personal information collected on or after January 1, 2022. However, the CCPA, including its implementing regulations, remains in effect until the CPRA is operative.
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

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, branches and subsidiaries conducting banking and asset servicing businesses in the United Kingdom (UK) are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the Prudential Regulation Authority (PRA) or the Financial Conduct Authority (FCA) and regulated by the FCA and, in some instances, also the PRA. The PRA and FCA exercise broad supervisory and disciplinary powers that

2020 Annual Report | Northern Trust Corporation 7

include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the EU and the member states in which they are domiciled or the UK. For example, with the establishment of Northern Trust Global Services SE as an EU-domiciled credit institution in Luxembourg in connection with the Corporation’s planning related to the UK’s departure from the EU, commonly referred to as “Brexit,” such entity is subject to the prudential supervision of the European Central Bank and the CSSF. Moreover, Northern Trust’s non-EU branches and subsidiaries conducting financial services activities also may be within the scope of the laws of the EU, given that some EU laws apply to the wider EEA, which includes not only all EU member states but also the non-EU member states Iceland, Liechtenstein and Norway, and because of increasing extraterritorial effect of EU legislation.
Effective January 31, 2020, the UK is no longer a member of the EU. EU legislation as it applied to the UK on December 31, 2020 is now a part of UK domestic legislation, under the control of the UK’s Parliament and Assemblies.
The following items provide a brief description of certain recently implemented and in-progress regulatory changes in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “The Dodd-Frank Act, as Amended—Resolution Planning” and “Privacy and Security,” respectively, above.

Revised Capital Requirements Directive and revised Capital Requirements Regulation. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) govern the legal framework for banking regulation in the EU, including, among other things, own fund requirements. On November 23, 2016, the European Commission (Commission) published a proposal for a revision of the CRD (CRD V) and the CRR (CRR II). EU member states were required to implement the requirements in the CRD V into their national law by December 28, 2020, with most of the measures to apply from December 29, 2020. Most of the CRR II will apply from June 28, 2021. Further, CRD V and CRR II currently contain mandates for the European Banking Authority (EBA) to produce a number of regulatory technical standards (RTS) and implementing technical standards (ITS), which remain under development.
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. CSDR requires several “Level 2” (or implementing) measures in order for its provisions to take effect fully. A number of these “Level 2” measures were published in 2017. On September 13, 2018, the Commission Delegated Regulation (EU) 2018/1229 supplementing the CSDR with regard to technical standards on settlement discipline was published in the EU’s Official Journal. The EU subsequently approved the delay of the CSDR until February 1, 2022. Since then, the Commission’s 2021 work program and its 2020 Capital Markets Union Action Plan announced an intention to bring forward a legislative proposal which would include simplifying the CSDR and to make it more proportionate and less burdensome for stakeholders. In December 2020, the Commission published a Consultation Paper which seeks stakeholder input into its legislative proposals to ensure the overall objectives of CSDR are fulfilled in a more proportionate, efficient and effective manner.
Securities Financing Transactions and Reuse of Collateral Regulation. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral (SFTR) as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions. The SFTR entered into force on January 12, 2016, subject to certain transitional provisions. SFTR requires adoption of certain “Level 2” measures which were finalized in 2019. The reporting obligations under the SFTR have been phased in from April 11, 2020, with the final phase commencing on January 11, 2021.
UK Criminal Finances Act. On September 30, 2017, the UK Criminal Finances Act (CFA) entered into force. The CFA has extra-territorial effect, introducing certain new corporate criminal offenses in circumstances where a corporate entity or partnership (a relevant body) fails to prevent an “associated person” (broadly meaning an employee, agent or person who performs services for or on behalf of the relevant body) from criminally facilitating the evasion of tax, whether the tax evaded is owed (i) in the UK or (ii) in a foreign country if the relevant body has a nexus, or any conduct constituting part of the foreign tax evasion facilitation offense takes place, in the UK. These corporate offenses are strict liability offenses, such that in circumstances where an associated person of a relevant body criminally facilitates the evasion of tax and such relevant body has failed to prevent the associated person from committing such criminal facilitation of tax evasion, the relevant body will itself be guilty of a criminal offense carrying unlimited fines, unless it can show that it put in place reasonable prevention procedures (or by showing that it was not reasonable in all the circumstances to expect the relevant body to have any prevention procedures in place).
Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) became applicable in all EU member states, subject to certain transitional provisions. The principal objectives of the BMR are to restore investor

8 2020 Annual Report | Northern Trust Corporation

confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds, and the benchmark-setting process itself. The BMR aims to achieve these objectives by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure. On July 24, 2020, the Commission adopted a legislative proposal (COM (2020) 337 final) (2020/0154 (COD)) for a regulation amending the BMR regarding designation of replacement benchmarks where certain widely-used benchmarks have ceased, including the London Interbank Offered Rate (LIBOR). The proposed regulation would provide for a statutory replacement rate to be available by the time a benchmark ceases. The proposed regulation is working its way through the European Parliament and the Council of the EU and is expected to be adopted by such institutions the day following its publication in the EU’s Official Journal.
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, societal and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g. prospectuses) and in annual reports. Certain significant provisions apply from March 10, 2021.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulation) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including Market in Financial Instruments Directive (MiFID) firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further pre-contractual and periodic disclosures. The Commission has delayed the application of “Level 2” measures and it is expected that the implementation date will be delayed to January 2022.
European Deposit Insurance Scheme. On October 11, 2017, the Commission announced that it aimed to complete all parts of the European Banking Union by 2018. The banking union is in place and operational except for the creation of a single European Deposit Insurance Scheme (EDIS). The EDIS will apply to deposit guarantee schemes (DGSs) in EU member states participating in the single supervisory mechanism (SSM) and credit institutions in those member states. The EU Council and Parliament continue to consider the legislative proposal for the EDIS regulation, which was published by the Commission in November 2015. The Commission proposed changes to its approach to the EDIS in its October 2017 communication on completing the banking union but has not yet published any revisions to the text of the EDIS regulation to reflect these changes. The communication also urged the European Parliament and European Council to adopt these measures quickly to complete the banking union however this remains outstanding.
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
Shareholder Rights Directive. On May 17, 2017, the recast Shareholder Rights Directive (EU) 2017/828 was published (SRD II). Member states of the EU were required to bring into force the laws, regulations and administrative provisions necessary to comply with the Directive by June 10, 2019. SRD was designed to establish requirements in relation to the exercise of shareholder rights and, recognizing that shares are often held through complex chains of intermediaries, SRD II is designed to improve mechanisms for the identification of shareholders by companies, as well as improve the transmission of information along the chain of intermediaries to facilitate the exercise of shareholder rights. Non-EU intermediaries are required to comply with the requirements if they provide services with respect to shares of companies that have their registered office in the EU. The Commission Implementing Regulation (EU) 2018/1212 of September 3, 2018 set out minimum requirements for implementing SRD II, which have applied from September 3, 2020.
Depositary Books & Records. Following the European Securities and Markets Authority’s opinion on asset segregation and application of depositary delegation rules to central securities depositories published on July 20, 2017, and entered into force on April 1, 2020, changes were introduced by two EU regulations modifying the existing Alternative Investment Fund Managers Directive (AIFMD) and UCITS Level 2 Regulations: Commission Delegated Regulation (EU) No 2018/1618 relating to the safe-keeping duties of depositaries of alternative investment funds and Commission Delegated Regulation (EU) No 2018/1619 relating to the safe-keeping duties of depositaries of UCITS. The changes aim to

2020 Annual Report | Northern Trust Corporation 9

better define asset segregation requirements and to add additional safeguards, primarily focusing on information flow between the depositary and any third party to whom safe-keeping functions have been delegated. The key changes (i) impact the frequency of reconciliations between the depositary’s internal accounts and records and those of any third party in the custody chain, (ii) require the depositary to maintain an independent record separate from the record maintained by the third party, and (iii) increase due diligence obligations where custody of assets is delegated to third parties outside of the EU. The changes impact Northern Trust’s subsidiaries providing depositary services to European-domiciled fund clients.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2020, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Human Capital Management
Northern Trust recognizes that our employees are critical to our success, which includes meeting clients’ needs and supporting our communities. We take our search for, and retention of, top talent seriously. To attract and retain talent, we manage programs to develop a diverse pipeline of future leaders and help employees advance their careers. The discussion below outlines Northern Trust’s human capital objectives, which include talent management, compensation, and diversity, equity and inclusion.

EMPLOYEES
Northern Trust employed approximately 20,900 full-time equivalent staff members as of December 31, 2020. The regional breakout of our workforce is 46% North America, 35% Asia Pacific, and 19% Europe, Middle East, and Africa.

TALENT ACQUISITION, DEVELOPMENT, AND MANAGEMENT
Our employees are critical to our success, and represent one of our biggest assets. We pride ourselves in attracting strong talent and have identified development of diverse talent as one of our top corporate strategic priorities. Our focus on work/life balance, diversity, and career mobility also contribute to our employer brand.
Sourcing and Recruitment. We target our talent identification, sourcing methods, and recruiting strategies to specific locations using several channels: job boards, colleges, professional networks, associations and online social networks. We base hiring decisions on a variety of factors including relevant experience, educational background, diversity, past accomplishments, professional licensing, and strong evidence of integrity and ethical behavior.
Onboarding. Northern Trust is committed to helping all new hires succeed. New employees begin their onboarding journey with a comprehensive learning roadmap that orients them to our company story, business, and culture. Orientation programs also augment the onboarding experience by providing global, regional, and/or local information along with networking activities to help connect new hires to each other and other colleagues.
Learning and Development. An integrated partnership between our enterprise-wide and functional learning and development teams ensure we deliver holistic training solutions. Through our online learning portal, all employees can access a curated portfolio of professional and custom training solutions specific to managers, top talent, and client-servicing staff. Our Future Focused Skills offerings prepare employees to serve our clients in a digital economy. Many of our programs are interactive, include peer networking, and offer direct access to expert facilitators. Training is offered in self-paced, mobile, virtual and instructor-led formats.
Talent Cultivation and Review. Northern Trust is committed to identifying and developing a deep pipeline of diverse, top talent at all levels across the globe to meet our evolving business needs. Annually, managers conduct talent assessments, and business and regional leadership teams hold talent reviews focused on specific topics, such as workforce needs, diversity, top talent, readiness for promotion, internal movement, and succession plans. Robust talent review meetings are held with our senior management and our Board of Directors each year.
Performance Management. Northern Trust’s annual performance management process includes goal setting, a mid-year review process, multi-rater feedback, and a year-end review. Priorities are set by our Chief Executive Officer and applied to each business, department, team and individual. Managers are encouraged to provide regular feedback and coaching to drive performance and results.
Engagement and Recognition. Building an inclusive, connected and engaged employee culture is essential. We invite all employees to provide management with anonymous feedback about their everyday experiences at work through an annual Employee Engagement Survey. Survey results are thoroughly evaluated to identify strengths, progress, and opportunities. If warranted, actions are identified and taken to further strengthen employee engagement. We also foster an “attitude of gratitude” through our online Celebrate Great recognition platform that allows employees to recognize one another for everyday contributions.

TOTAL REWARDS
Our compensation and benefit programs are designed to be market competitive and positioned around the median of the local market, enabling us to attract and retain talent needed to deliver on Northern Trust’s strategy.

10 2020 Annual Report | Northern Trust Corporation

Compensation Programs. Our compensation programs are intended to motivate our employees to deliver the highest-quality service to our clients and achieve the greatest collective business results. They are designed, implemented and communicated to promote behaviors that are consistent with Northern Trust’s desired culture, character and our values of service, expertise, and integrity.
Northern Trust’s base salary programs enable us to attract and retain talent by providing a competitive level of fixed pay reflecting each employee’s position, experience, qualifications and tenure. Additionally, all employees are eligible for incentive compensation to reward performance that delivers superior team or individual results. Incentive compensation is linked to both financial and non-financial performance criteria, including risk considerations, as determined by our Board of Directors and senior management. Select senior leaders and individual contributors may receive a percentage of their incentive in Northern Trust stock to encourage retention of key talent and to align rewards with company performance.
Employee Benefits. While the exact composition of the employee benefit package varies by country, our benefit programs are designed to be locally competitive, to meet the needs of our employees and their families, and to reflect cultural values of the organization. Typical programs include retirement benefits, health care benefits, paid time off, income protection benefits such as disability and life insurance, leaves of absence, and access to our Employee Assistance Program. In recent years, we have expanded our focus on employee well-being by providing: additional programs and resources to improve wellness, manage stress, build resiliency, and be attuned to mental health issues; access to flexible or voluntary benefits; and enhancements to various parental leave offerings.

DIVERSITY, EQUITY, AND INCLUSION (DE&I)
Northern Trust embraces diversity and recognizes the strength it brings to our employees, clients, shareholders, and local communities. We are committed to building an inclusive culture in which all individuals are welcomed, respected, supported, and valued so that they can fully participate in, and contribute to, our success.
Embedding DE&I. Our DE&I vision is embedded at all levels of our organization, with women and ethnic minorities representing half of our executive officers and more than half of our Board of Directors. Our Board, through its Corporate Governance Committee, also engages in active oversight of our DE&I strategies, programs, and principles. Our Head of Corporate Social Responsibility and Global Diversity, Equity and Inclusion serves as an Executive Vice President, and reports directly to our Chairman, President and Chief Executive Officer. The following table presents further detail with respect to the gender and ethnic diversity of our Board of Directors and executive officers.
TABLE 2: BOARD OF DIRECTORS AND EXECUTIVE OFFICERS REPRESENTATION

	DECEMBER 31, 2020
	FEMALE	MALE	WHITE	BLACK	HISPANIC	ASIAN
Board of Directors	23%	77%	61%	23%	8%	8%
Executive Officers	33%	67%	83%	17%	—%	—%
Progress and Accountability. Tracking and measuring our DE&I efforts is key to a successful strategy. We utilize a global DE&I dashboard to track the organization’s progress and integrate these metrics as part of our overall corporate strategy and goals. To drive accountability for increasing diversity representation across the organization, we measure representation in relation to our hiring, retention and promotion practices. Each business unit evaluates this data, and acts as needed, to improve overall diversity within their organization. Our executive leaders report their progress through the DE&I Executive Council co-chaired by our Chief Executive Officer and our Head of Corporate Social Responsibility and Global Diversity, Equity and Inclusion. Our Global Executive DE&I Council is responsible for providing strategic oversight and defining and driving accountability on the global DE&I priorities.

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

2020 Annual Report | Northern Trust Corporation 11

ITEM 1A - RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the risk factors that we have identified as being most significant to Northern Trust. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock and other securities; reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients, counterparties and/or applicable regulators have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers, which may affect adversely our ability to raise capital and secure other funding or the cost at which we are able to do so. Further, additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could affect us adversely. We cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.
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

COVID-19 Pandemic-Related Risks
Our business, results of operations, and financial condition generally have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic.
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions, including heightened volatility in financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment.
These conditions have impacted—and/or may in the future impact—our business, results of operations, and financial condition negatively, including through lower net interest income resulting from lower interest rates; increased provisions for credit losses; lower revenue from certain of our fee-based businesses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; volatility in foreign exchange rates; deposit flows; and client draws on lines of credit. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further, work-from-home and other modified business practices may introduce additional operational risks, including resiliency, cybersecurity, and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities.
While governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the ultimate success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Further, some measures may have a negative impact on our business, while our participation in other measures could result in reputational harm, litigation, or regulatory and government actions, proceedings, or penalties.
The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the distribution, acceptance and efficacy of a vaccine, and how quickly and to what extent normal economic and operating conditions can resume. The ongoing pandemic may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” and any subsequent filings with the SEC.

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

12 2020 Annual Report | Northern Trust Corporation

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
Our earnings also may be affected by poor investment returns or changes in investment preferences driven by factors beyond market volatility or weak economic conditions. For example, poor absolute or relative investment performance in funds or client accounts that we manage or in investment products that we design or provide could result in declines in the market values of portfolios that we manage and/or administer and may affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. Further, broader changes in investment preferences that lead to less investment in mutual funds or other collective funds, such as the shift in investor preference to lower fee products, could impact our earnings negatively.

Changes in interest rates can affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. In response to the COVID-19 pandemic, the Federal Reserve Board further reduced interest rates, which generally had already been low relative to historical levels. This has had, and may continue to have, a negative impact on our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. Low-interest-rate environments also have a negative impact on our fees earned on certain of our products. For example, we have waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Low net interest margins and fee waivers each negatively impact our earnings.
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
Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of interest rate and market risks we face.

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
The UK ceased to be a member state of the EU on January 31, 2020, and the transition period provided for in the withdrawal agreement entered by the UK and the EU ended on December 31, 2020. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 30, 2020, the UK passed legislation giving effect to the trade and cooperation agreement, with the EU expected to formally adopt the agreement in early 2021. While the trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, it generally does not address the regulation of financial services. Instead, the parties adopted a declaration of their intention to agree by March 2021 upon a Memorandum of Understanding establishing a framework for regulatory cooperation on financial services.

2020 Annual Report | Northern Trust Corporation 13

Consequently, the ultimate impact of Brexit on the Corporation and the Bank remains uncertain and will depend on the terms of the post-Brexit relationships that remain to be negotiated between the UK and other EU nations, particularly in the area of financial services. Brexit has contributed, and may continue to contribute, to market volatility, particularly the valuation of the Euro and British pound, and could have significant adverse effects on our businesses, financial condition and results of operations. In conjunction with our Brexit-related preparations, we have implemented certain changes to our organizational structure, including the establishment of an EU-domiciled credit institution in Luxembourg. We have incurred, and may in the future continue to incur, additional costs associated with such measures while unforeseen political, regulatory, or other developments related to Brexit, or operational issues associated with the organizational restructuring related thereto, also may result in additional costs and disruption to our UK and EU businesses.

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
We have policies and procedures in place to assess and mitigate potential impacts of foreign exchange risks, including hedging-related strategies. Any failure or circumvention of our procedures to mitigate risk may impact earnings negatively. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of market risks we face.

Changes in a number of particular market conditions can affect our earnings negatively.
In past periods, reductions in the volatility of currency-trading markets, the level of cross-border investing activity, and the demand for borrowing securities or willingness to lend such securities have affected our earnings from activities such as foreign exchange trading and securities lending negatively. If these conditions occur in the future, our earnings from these activities may be affected negatively. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our clients’ earnings, such that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues.

14 2020 Annual Report | Northern Trust Corporation

Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:
•failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks;
•human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
•theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;
•defects or interruptions in computer or communications systems;
•breakdowns in processes, over-reliance on manual processes, which are inherently more prone to error than automated processes, breakdowns in internal controls or failures of the systems and facilities that support our operations;
•unsuccessful or difficult implementation of computer systems upgrades;
•defects in product design or delivery;
•difficulty in accurately pricing assets, which can be aggravated by market volatility and illiquidity and lack of reliable pricing from third-party vendors;
•negative developments in relationships with key counterparties, third-party vendors, employees or associates in our day-to-day operations; and
•external events that are wholly or partially beyond our control, such as pandemics, geopolitical events, political unrest, natural disasters or acts of terrorism.

While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate these risks effectively. We also may fail to identify or fully understand the implications and risks associated with changes in the financial markets or our businesses—particularly as our geographic footprint, product pipeline and client types evolve—and consequently fail to enhance our controls and business continuity plans to address those changes in an adequate or timely fashion. If our controls and business continuity plans do not address the factors noted above and operate to mitigate the associated risks successfully, such factors may have a negative impact on our business, financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate for our role as a major financial institution. Nonetheless, if we fail to provide the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

Failures of our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and our proprietary and confidential information, and security breaches, including cyber-attacks, could expose us to a risk of theft, loss or other misappropriation of this information. Our security measures may be breached due to the actions of outside parties, employee error, failure of our controls with respect to granting access to our systems, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary and confidential information, resulting in the theft, loss, destruction, gathering, monitoring, or other misappropriation of this information. Regulators globally are also introducing the potential for greater monetary fines on institutions that suffer from breaches leading to the misappropriation of such information. Most states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches. These and other changes in laws or regulations associated with the enhanced protection of personal and other types of information could greatly increase the size of potential fines related to the protection of such information.
Information security risks for large financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of the internet, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and activities of hackers, terrorists, organized crime and other external parties, including foreign state actors. If we fail to continue to upgrade our technology infrastructure to ensure effective information security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack and, consequently, subject to significant regulatory penalties. Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a

2020 Annual Report | Northern Trust Corporation 15

number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
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
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private information, and reputational harm. We and our clients have been, and expect to continue to be, subject to a wide variety of cyber-attacks and threats, including computer viruses, ransomware and other malicious code, distributed denial of service attacks, and phishing attacks, and it is possible that we could suffer material losses resulting from a breach. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, successful cyber-attacks may persist for an extended period of time before being detected. Because any investigation of an information security incident would be inherently unpredictable, the extent of a particular information security incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, clients and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.
We could be the subject of legal claims or proceedings related to security incidents, including regulatory investigations and actions. Further, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients in conjunction with security incidents, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation.
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
In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for ourselves that involve very large amounts of money. Failure to manage or mitigate operational risks properly can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. For example, in the third quarter of 2020 we incurred a $43.4 million charge related to a corporate action processing error. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

Our dependence on technology, and the need to update frequently our technology infrastructure, exposes us to risks that also can result in losses.
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, we must constantly improve and update our information technology infrastructure. Upgrading, replacing, and modernizing these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to, and invest in, changes and advancements in technology could limit our ability to attract and retain clients, prevent us from offering products and services comparable to those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.

16 2020 Annual Report | Northern Trust Corporation

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
In conducting our U.S. and non-U.S. business, we are subject to risks of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 28% of our revenue in 2020. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.

2020 Annual Report | Northern Trust Corporation 17

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

Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict. Please see “COVID-19 Pandemic-Related Risks” in this “Risk Factors” section for a description of risks associated with the ongoing COVID-19 pandemic.

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

18 2020 Annual Report | Northern Trust Corporation

The failure or perceived weakness of any of our significant counterparties could expose us to loss.
The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. Further, the consolidation of financial services firms and the failures of other financial institutions has in the past increased, and may in the future increase, the concentration of our counterparty risk. These risks are heightened by the fact that our operating model relies on the use of unaffiliated sub-custodians to a greater degree than certain of our competitors that have banking operations in more jurisdictions than we do. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, financial condition and results of operations.

Changes in the method pursuant to which LIBOR or other interest rate benchmarks are determined could adversely impact our business and results of operations.
Many financial markets currently rely on interbank offered rates (each, an “IBOR”) as mutually agreed upon reference rates serving as the basis for the pricing and valuation of assets, trading positions, loans and other financial transactions. Global regulators have signaled interest in replacing existing IBOR rates with alternative reference rates. While there are multiple IBORs, LIBOR is the most widely used interest rate benchmark in the world and serves as the reference rate for our floating-rate funding, certain of the products that we own or offer, various lending and securities transactions in which we are involved, and many derivatives that we use to manage our or our clients’ risk. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of U.S. Dollar LIBOR (“USD LIBOR”) and other IBORs, announced that, following required consultations, (i) it intends to cease publication of 1-week and 2-month USD LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023. Globally, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates, and following the IBA’s announcement, U.S. regulators, including the Federal Reserve Board, issued statements encouraging banks to stop entering into new USD LIBOR contracts “as soon as practicable,” and by no later than December 31, 2021. Any change in the availability or calculation of LIBOR or other interest rate benchmarks may affect adversely the cost or availability of floating-rate funding; the yield on loans or securities held by us; the amounts received and paid on derivative instruments we have entered into; the value of loans, securities, or derivative instruments held by us or our clients, which, in the case of assets held by our clients, could also negatively impact the amount of fees we earn in relation to such assets; the trading market for securities based on LIBOR or other benchmarks; the terms of new loans being made using different or modified reference rates; or our ability to use derivative instruments to manage risk effectively. While we are working to facilitate an orderly transition from LIBOR to alternative interest rate benchmarks for us and our clients, there continues to be uncertainty regarding the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks. Further, the potential transition away from the use of LIBOR or other interest rate benchmarks, or uncertainty related to any such potential transition, may cause us to recognize additional costs, experience operational disruptions or result in client disputes or litigation, which may negatively impact our business, financial condition or results of operations.

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

2020 Annual Report | Northern Trust Corporation 19

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

20 2020 Annual Report | Northern Trust Corporation

Regulatory and Legal Risks
Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
Virtually every aspect of our business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. These regulations cover a variety of matters, including required capital levels, prohibited activities, and privacy and data protection. Some of these requirements are directed specifically at protecting depositors of the Bank, the federal deposit insurance fund and the banking system as a whole, not our stockholders or other security holders. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, changes in laws or failure to comply with new requirements or with future changes in laws or regulations may impact our results of operations and financial condition negatively.

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
For example, we are unable to predict what, if any, changes to the laws and regulations applicable to the financial services industry may be enacted by the new U.S. Congress in conjunction with the new U.S. presidential administration under unified party control, and what the impact of any such changes will be upon our business, financial condition, and results of operations. Moreover, the turnover of the U.S. presidential administration is expected to result in certain changes in the leadership and senior staffs of the federal banking agencies which are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of such agencies, the potential impacts of which, if any, we cannot predict at this time.

We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk is heightened when we act as a fiduciary for our clients and may be further heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, regulators, tax authorities and courts have increasingly sought to hold financial institutions liable for the misconduct of their clients where such regulators and courts have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the wrongdoing.
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

2020 Annual Report | Northern Trust Corporation 21

We may be impacted adversely by regulatory enforcement matters.
In the ordinary course of our business, we are subject to various supervisory, governmental and enforcement inquiries, examinations, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be directed specifically at us. In conjunction with both supervisory and enforcement matters, we may face limits on our ability to conduct or expand our business, be required to implement corrective actions that increase the costs of conducting business, or become subject to civil or criminal penalties or other remedial sanctions, any of which could result in reputational damage or otherwise have an adverse impact on us.

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

22 2020 Annual Report | Northern Trust Corporation

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

2020 Annual Report | Northern Trust Corporation 23

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
Holders of our common stock are entitled to receive only such dividends and other distributions of capital as our Board of Directors may declare out of funds legally available for such payments under Delaware law. Although we have declared cash dividends on shares of our common stock historically, we are not required to do so. In addition to the approval of our Board of Directors, our ability to take certain actions, including our ability to pay dividends, repurchase stock, and make other capital distributions, is dependent upon, among other things, their payment being made in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve Board. On June 25, 2020, the Federal Reserve Board

24 2020 Annual Report | Northern Trust Corporation

imposed restrictions that were designed to cause large bank holding companies to preserve capital, including suspending share repurchases, capping dividend payments, and only allowing common stock dividends according to a formula based on recent income. On December 18, 2020, the Federal Reserve Board extended a portion of these restrictions to limit share repurchases and dividend payments based on recent income. These restrictions will apply for the first quarter of 2021 and may be extended further.
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
Any reduction or elimination of our common stock dividend, or even our failure to increase our common stock dividend along with our competitors, likely would have a negative effect on the market price of our common stock. For more information on dividend restrictions, see “Supervision and Regulation—Payment of Dividends” and “Supervision and Regulation—Capital Planning and Stress Testing” in Item 1, “Business.”
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building is one office building in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 22 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in five facilities: a leased facility at 333 South Wabash Avenue in Chicago; a leased facility in Tempe, Arizona; and one leased and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from four facilities in India, two facilities in Ireland, and one facility in the Philippines, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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
For additional information relating to properties and lease commitments, refer to Note 9, “Buildings and Equipment” and Note 10, “Lease Commitments,” included under Item 8, “Financial Statements and Supplementary Data,” and which information is incorporated herein by reference.
ITEM 3 – LEGAL PROCEEDINGS
The information presented under the caption “Legal Proceedings” in Note 26, “Commitments and Contingent Liabilities,” included under Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

2020 Annual Report | Northern Trust Corporation 25

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
SUPPLEMENTAL ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information with regard to each executive officer of the Corporation.

Michael G. O’Grady - Mr. O’Grady, age 55, joined Northern Trust in 2011 and has served as Chairman of the Board since January 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.

Lauren E. Allnutt - Ms. Allnutt, age 44, joined Northern Trust in 2008 and has served as an Executive Vice President since November 2020 and as Controller since May 2019. Prior to that, Ms. Allnutt served as manager of Global Financial Control from 2014 to April 2019 and led International Accounting Policy and Control from 2013 to 2014.

Robert P. Browne - Mr. Browne, age 55, joined Northern Trust in 2009 as Executive Vice President and Chief Investment Officer. Before joining Northern Trust, Mr. Browne served in various senior investment-related roles at ING Investment Management Holdings N.V.

Peter B. Cherecwich - Mr. Cherecwich, age 56, joined Northern Trust in 2007 and has served as Executive Vice President and President of Corporate & Institutional Services since 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.

Steven L. Fradkin - Mr. Fradkin, age 59, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. From 2004 to 2009, he served as Chief Financial Officer.

Mark C. Gossett - Mr. Gossett, age 59, joined Northern Trust in 1983 and has served as Executive Vice President and Chief Risk Officer since February 2020. Prior to that, Mr. Gossett served as Chief Credit Officer and Head of Market and Liquidity Risk from 2014 to January 2020 and as Co-Head of Global Foreign Exchange from 2012 to 2014. Mr. Gossett also previously served as the Chief Risk Officer of Asset Management from 2009 to 2012 and as the Chief Operating Officer of Asset Management from 2005 to 2009.

Susan C. Levy - Ms. Levy, age 63, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time and as Corporate Secretary since 2018. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

Teresa A. Parker - Ms. Parker, age 60, joined Northern Trust in 1982 and has served as Executive Vice President and President of Corporate & Institutional Services for Europe, Middle East and Africa since 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for the Asia-Pacific region.

Thomas A. South - Mr. South, age 51, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.

Joyce M. St. Clair - Ms. St. Clair, age 61, joined Northern Trust in 1992 and has served as Executive Vice President and Chief Human Resources Officer since 2018. Prior to that, Ms. St. Clair served as Executive Vice President and Chief Capital Management Officer from 2015 to 2018, as President of Enterprise Operations from 2014 to 2015, as President of Operations & Technology from 2011 to 2014, and as Chief Risk Officer from 2007 to 2011.

26 2020 Annual Report | Northern Trust Corporation

Shundrawn A. Thomas - Mr. Thomas, age 47, joined Northern Trust in 2004 and has served as Executive Vice President and President of Asset Management since 2017. Prior to that, Mr. Thomas served as Executive Vice President and Head of the Funds and Managed Accounts Group from 2014 to 2017 and as Head of the Exchange-Traded Funds Group from 2010 to 2014. Mr. Thomas also previously served as President and Chief Executive Officer of Northern Trust Securities, Inc. from 2009 to 2010 and as Head of Corporate Strategy from 2006 to 2009.

Jason J. Tyler - Mr. Tyler, age 49, joined Northern Trust in 2011 and has served as Executive Vice President and Chief Financial Officer since January 2020. Prior to that, Mr. Tyler served as Chief Financial Officer of Wealth Management from 2018 to December 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2020 Annual Report | Northern Trust Corporation 27

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,643 shareholders of record as of January 31, 2021.
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2020.

TABLE 3: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2020

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2020	—	$—	—	6,487,647
November 1 - 30, 2020	—	—	—	6,487,647
December 1 - 31, 2020	—	—	—	6,487,647
Total (Fourth Quarter)	—	$—	—	6,487,647

On March 16, 2020, the Corporation suspended its share repurchase program, previously announced by the Corporation on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date. Beginning in the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third and fourth quarters of 2020, no share repurchases were permitted by these institutions. On December 18, 2020, the Federal Reserve again extended its capital distribution limits into the first quarter of 2021 with certain modifications, which include continuing to limit dividend payments based on recent income and limiting share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. For more information, please refer to Note 15, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

28 2020 Annual Report | Northern Trust Corporation

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2020. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2015 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2015 with Reinvestment of Dividends

Five-Year Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
Northern Trust
S&P 500
KBW Bank Index

	DECEMBER 31,
	2015	2016	2017	2018	2019	2020
Northern Trust	$100	$126	$144	$123	$160	$146
S&P 500	100	112	136	130	171	203
KBW Bank Index	100	129	152	125	171	153

2020 Annual Report | Northern Trust Corporation 29

ITEM 6 – SELECTED FINANCIAL DATA

FOR THE YEAR ENDED DECEMBER 31,	2020	2019	2018	2017	2016
CONDENSED STATEMENTS OF INCOME ($ In Millions)
Noninterest Income	$4,657.6	$4,395.2	$4,337.5	$3,946.1	$3,726.9
Net Interest Income	1,443.2	1,677.9	1,622.7	1,429.2	1,234.9
Total Revenue	$6,100.8	$6,073.1	$5,960.2	$5,375.3	$4,961.8
Provision for Credit Losses	125.0	(14.5)	(14.5)	(28.0)	(26.0)
Noninterest Expense	4,348.2	4,143.5	4,016.9	3,769.4	3,470.7
Income before Income Taxes	$1,627.6	$1,944.1	$1,957.8	$1,633.9	$1,517.1
Provision for Income Taxes	418.3	451.9	401.4	434.9	484.6
Net Income	$1,209.3	$1,492.2	$1,556.4	$1,199.0	$1,032.5
Preferred Stock Dividends	56.2	46.4	46.4	49.8	23.4
Net Income Applicable to Common Stock	$1,153.1	$1,445.8	$1,510.0	$1,149.2	$1,009.1
PER COMMON SHARE
Net Income – Basic	$5.48	$6.66	$6.68	$4.95	$4.35
– Diluted	5.46	6.63	6.64	4.92	4.32
Cash Dividends Declared Per Common Share	2.80	2.60	1.94	1.60	1.48
Book Value – End of Period (EOP)	51.87	46.82	43.95	41.28	38.88
Market Price – EOP	93.14	106.24	83.59	99.89	89.05
SELECTED BALANCE SHEET DATA ($ In Millions)
At Year End:
Earning Assets	$158,531.6	$125,236.6	$122,847.3	$129,656.6	$115,446.4
Total Assets	170,003.9	136,828.4	132,212.5	138,590.5	123,926.9
Deposits	143,878.0	109,120.6	104,496.8	112,390.8	101,651.7
Senior Notes	3,122.4	2,573.0	2,011.3	1,497.3	1,496.6
Long-Term Debt	1,189.3	1,148.1	1,112.4	1,449.5	1,330.9
Stockholders’ Equity	11,688.3	11,091.0	10,508.3	10,216.2	9,770.4
Average Balances:
Earning Assets	$124,132.9	$107,109.4	$113,731.0	$111,178.3	$107,037.6
Total Assets	136,811.1	117,551.4	122,946.6	119,607.4	115,570.3
Deposits	108,511.1	89,786.0	95,103.1	96,504.8	93,613.9
Senior Notes	3,233.8	2,389.1	1,704.0	1,496.9	1,496.6
Long-Term Debt	1,189.2	1,139.0	1,296.8	1,519.4	1,392.4
Stockholders’ Equity	11,192.6	10,648.4	10,228.9	9,980.6	9,085.3
CLIENT ASSETS ($ In Billions)
Assets Under Custody/Administration(1)	$14,532.5	$12,050.4	$10,125.3	$10,722.6	$8,541.3
Assets Under Custody	11,262.8	9,233.5	7,593.9	8,084.6	6,720.5
Assets Under Management	1,405.3	1,231.3	1,069.4	1,161.0	942.4
SELECTED RATIOS AND METRICS
Financial Ratios and Metrics:
Return on Average Common Equity	11.2%	14.9%	16.2%	12.6%	11.9%
Return on Average Assets	0.88	1.27	1.27	1.00	0.89
Dividend Payout Ratio	51.3	39.2	29.2	32.5	34.3
Average Stockholders’ Equity to Average Assets	8.2	9.1	8.3	8.3	7.9

Capital Ratios:	DECEMBER 31, 2020		DECEMBER 31, 2019		DECEMBER 31, 2018
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital	12.8%	13.4%	12.7%	13.2%	12.9%	13.7%
Tier 1 Capital	13.9	14.5	14.5	15.0	14.1	15.0
Total Capital	15.6	15.9	16.3	16.8	16.1	16.9
Tier 1 Leverage	7.6	7.6	8.7	8.7	8.0	8.0
Supplementary Leverage(2)	N/A	8.6	N/A	7.6	N/A	7.0

	DECEMBER 31, 2017		DECEMBER 31, 2016
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.6%	13.5%	11.8%	12.4%	N/A	4.5%
Tier 1 Capital	13.8	14.8	12.9	13.7	6.0	6.0
Total Capital	15.8	16.7	14.5	15.1	10.0	8.0
Tier 1 Leverage	7.8	7.8	8.0	8.0	N/A	4.0
Supplementary Leverage(2)	N/A	6.8	N/A	6.8	N/A	3.0
(1)For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.
(2) Effective January 1, 2018, the Corporation and Bank are subject to a minimum supplementary leverage ratio of 3 percent. Refer to the “Supervision and Regulation—Capital Adequacy Requirements” section of Item 1, “Business” for further information on the supplementary leverage ratio.

30 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2020. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
BUSINESS OVERVIEW
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
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (the Bank). The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 22 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms refers to the Corporation and its subsidiaries on a consolidated basis.
COVID-19 PANDEMIC AND RECENT EVENTS
The COVID-19 pandemic presented health and economic challenges on an unprecedented scale during the year ended December 31, 2020. During this time, Northern Trust focused on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities. Although planning is underway to return to the office when conditions permit, the vast majority of staff is expected to continue to work remotely for some time to come.
Workforce
As governments implement plans to reopen their respective jurisdictions, Northern Trust has begun its return-to-office (RTO) planning under the oversight of its COVID Executive Committee composed of senior leadership across various functions. Plans for RTO were developed on a location-by-location basis based on business unit needs. Northern Trust considers site readiness, transportation options, technology capabilities, and workforce alignment, and has plans for the return of a small portion of each office’s population in the initial RTO phase to allow for optimal social distancing. To ensure the health and well-being of Northern Trust’s workforce, clients and visitors, several social distancing elements and other protective measures were implemented, such as temperature screenings, where allowable by law, distribution of personal protective equipment, and workforce health self-certifications. Several offices returned portions of their workforce in the second half of 2020.
Client Service
Northern Trust offered assistance to its clients affected by the COVID-19 pandemic by lending under a government lending program and providing payment deferrals. The Corporation continues to assess developments in government actions meant to support the economy, as further discussed below.
U.S. Small Business Administration’s Paycheck Protection Program
During the second quarter of 2020, Northern Trust became a lender under the Paycheck Protection Program, as amended (PPP), which is administered by the U.S. Small Business Administration (SBA), an agency of the U.S. Department of the Treasury, which works with financial institutions in providing loans to small businesses. The PPP, which is meant to aid small businesses during the COVID-19 pandemic, was created under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020.
As of December 31, 2020, Northern Trust had 1,087 outstanding loans totaling $207.1 million under the PPP. 41 loans totaling $6.7 million underwent the loan forgiveness process, with 36 loans totaling $6.7 million being fully forgiven as of December 31, 2020.
The original timeframe for PPP lending expired on June 30, 2020, when Congress acted to extend PPP lending for a 5-week period to allow small businesses additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. Northern Trust continued to lend under the PPP through the new August 8, 2020 deadline. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until

2020 Annual Report | Northern Trust Corporation 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31. 2021. For further information on the PPP, please refer to Note 6, “Loans and Leases,” provided in Item 8, “Financial Statements and Supplementary Data.”
Troubled Debt Restructuring (TDR) Relief
Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification. The first of these forms of relief is provided by certain interagency guidance from various banking regulators, including the Federal Reserve Board, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau (Interagency Guidance). The other is provided under section 4013 of the CARES Act. Northern Trust has elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. For further information on TDRs, please refer to Note 6, “Loans and Leases,” provided in Item 8, “Financial Statements and Supplementary Data.”
Community Support
COVID-19 Relief Support
Through December 31, 2020, Northern Trust provided $2.5 million in COVID-19 relief support to numerous organizations serving those most affected by the pandemic. Grantees include Americares, Doctors Without Borders, Feeding America, the Global FoodBanking Network, the Irish Red Cross, Meals on Wheels, NHS Charities Together, the Solidarity Response Fund for the World Health Organization, United Way Worldwide, World Food Program, and other COVID-19 relief funds in Chicago and Illinois to benefit those in need.

Small Business Support
Through December 31, 2020, Northern Trust provided $110.5 million in low-cost funding to assist Community Development Financial Institutions (CDFIs), which are instrumental in providing loans to small businesses and non-profit organizations under the PPP. The funding helps meet urgent demand among small businesses and non-profit groups by providing flexible terms and low rates. CDFIs provide loans, investments, financial services and technical assistance to underserved populations and communities. This funding, which is reported in Debt Securities Held to Maturity on the consolidated balance sheets, is separate and distinct from the $207.1 million of outstanding principal of loans made under the PPP.

Additional COVID-19 economic and market-related impacts to the Corporation’s financial condition and results of operations are discussed throughout this Annual Report on Form 10-K.
FINANCIAL OVERVIEW
Net Income decreased $282.9 million, or 19%, to $1.21 billion in 2020 from $1.49 billion in 2019. Earnings per diluted common share was $5.46 in 2020 compared to $6.63 in 2019. Return on average common equity decreased to 11.2% in 2020 from 14.9% in 2019.
Revenue increased $27.7 million to $6.10 billion in 2020 from $6.07 billion in the prior year, primarily driven by increases in Trust, Investment and Other Servicing Fees of 4%, Other Operating Income of 33%, Foreign Exchange Trading Income of 16%, and Security Commissions and Trading Income of 29%, partially offset by a decrease in Net Interest Income of 14%.
Client assets under custody/administration (AUC/A) increased 21% from $12.05 trillion as of December 31, 2019 to $14.53 trillion as of December 31, 2020, primarily reflecting net inflows, favorable markets, and favorable currency translation. Client assets under custody, a component of AUC/A, increased 22% from $9.23 trillion as of December 31, 2019 to $11.26 trillion as of December 31, 2020. Client assets under custody included $7.42 trillion of global custody assets as of December 31, 2020, which increased 26% from $5.89 trillion as of December 31, 2019. Client assets under management increased 14% to $1.41 trillion as of December 31, 2020 from $1.23 trillion at December 31, 2019 due to favorable markets and net inflows.
Trust, Investment and Other Servicing Fees, which represent the largest component of total revenue, increased 4% to $4.00 billion in 2020, from $3.85 billion in 2019, primarily due to new business and favorable markets, partially offset by money market mutual fund fee waivers.
Foreign Exchange Trading Income of $290.4 million in 2020 increased 16% from $250.9 million in 2019, primarily driven by higher client volumes and increased market volatility, partially offset by lower foreign exchange swap activity in Treasury.
Security Commissions and Trading Income of $133.2 million in 2020 increased 29% from $103.6 million in 2019, primarily driven by higher core brokerage revenue and revenue from interest rate swaps.

32 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Income of $194.0 million in 2020 increased 33% from $145.5 million in 2019, primarily due to higher income related to a bank-owned life insurance program implemented during 2019, a charge in the prior year related to the decision made to sell substantially all of the lease portfolio, and higher miscellaneous income.
Net Interest Income on a fully taxable equivalent (FTE) basis of $1.48 billion in 2020, decreased $233.1 million, or 14%, from $1.71 billion in 2019, due to a decreased net interest margin, partially offset by higher levels of average earning assets. The net interest margin on an FTE basis decreased to 1.19% in 2020 from 1.60% in 2019, primarily due to lower interest rates.
The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. Upon adoption of ASU 2016-13, the Corporation recorded a $13.7 million increase in the Allowance for Credit Losses with a corresponding cumulative effect adjustment to decrease Retained Earnings by $10.1 million, net of income taxes. For more information on the adoption of ASU 2016-13, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Provision for Credit Losses in 2020 was $125.0 million as compared to a credit provision of $14.5 million in 2019. The provision for 2020 reflected an increase in the reserve evaluated on a collective basis. The increase in the collective basis reserve was primarily driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases primarily in the commercial and institutional and commercial real estate portfolios. The prior-year credit provision primarily reflected a decrease in the inherent reserve related to the residential real estate portfolio due to a reduction in outstanding loans and improved credit quality and reductions to the specific reserve related to the commercial and institutional and residential real estate portfolios, partially offset by an increase in the inherent reserve related to the private client portfolio due to an increase in outstanding loans and lower credit quality. Loans and Leases of $33.8 billion as of December 31, 2020 increased from $31.4 billion as of December 31, 2019. Net charge-offs for the year ended December 31, 2020 were $3.2 million, compared to net recoveries of $0.7 million for the year ended December 31, 2019. Nonaccrual assets increased to $132.4 million as of December 31, 2020 from $86.8 million as of December 31, 2019.
Noninterest Expense of $4.35 billion in 2020 increased $204.7 million, or 5%, from $4.14 billion in 2019, primarily reflecting increased Compensation, Equipment and Software, Employee Benefits, Occupancy, and Other Operating Expense, partially offset by lower Outside Services. Noninterest Expense in 2020 included severance-related charges of $55.0 million in connection with a reduction in force, a $43.4 million charge related to a corporate action processing error, and Occupancy expense related to an early lease exit arising from a workplace real estate strategy of $11.9 million.
The Provision for Income Taxes in 2020 totaled $418.3 million, representing an effective tax rate of 25.7%. The Provision for Income Taxes in 2019 totaled $451.9 million, representing an effective tax rate of 23.2%. The increase in the effective tax rate was primarily driven by $26.8 million of tax expense related to the reversal of tax benefits previously recognized through earnings and higher taxes payable on the income of the Corporation’s non-U.S. branches.
Northern Trust continued to maintain a strong capital position during 2020, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. Total Stockholders’ Equity increased 5% from $11.1 billion in 2019 to $11.7 billion at year-end 2020. During the fourth quarter of 2019, the Corporation issued and sold 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Non-Cumulative Perpetual Preferred Stock for proceeds of $391.4 million, net of underwriting discounts, commissions, and other issuance costs. These proceeds were subsequently used to fund the redemption of all outstanding shares of the Corporation’s Series C Non-Cumulative Perpetual Preferred Stock on January 2, 2020.
The Corporation suspended its open-market share repurchase program on March 16, 2020. Prior to the suspension, 2,743,876 shares of common stock were repurchased on the open market at a total cost of $246.4 million. Subsequent to the suspension, the only shares repurchased were shares of common stock withheld upon the vesting of share-based compensation to satisfy tax withholding obligations. During the year ended December 31, 2020, the Corporation repurchased 3,276,589 shares of common stock, including 532,713 shares withheld related to share-based compensation, at a total cost of $299.8 million. During the year ended December 31, 2020, the Northern Trust quarterly common stock dividend remained unchanged from the end of the prior year at $0.70 per share. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with limitations established by the Federal Reserve.
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2020 compared to 2019. For a discussion related to the consolidated results of operations for 2019 compared to 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year

2020 Annual Report | Northern Trust Corporation 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ended December 31, 2019 (2019 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 25, 2020.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.
Revenue in 2020 of $6.10 billion increased from $6.07 billion in 2019. Noninterest Income represented 76% and 72% of total revenue in 2020 and 2019, respectively, and totaled $4.66 billion in 2020, which increased 6% from $4.40 billion in 2019.
Noninterest Income in 2020 increased primarily reflecting higher Trust, Investment and Other Servicing Fees, Other Operating Income, Foreign Exchange Trading Income, and Security Commissions and Trading Income. Trust, Investment and Other Servicing Fees of $4.00 billion in 2020 increased $142.9 million, or 4%, from $3.85 billion in 2019, primarily due to new business and favorable markets, partially offset by money market mutual fund fee waivers. Foreign Exchange Trading Income in 2020 of $290.4 million increased $39.5 million, or 16%, compared with $250.9 million in 2019, primarily driven by higher client volumes and increased market volatility, partially offset by lower foreign exchange swap activity in Treasury. Security Commissions and Trading Income of $133.2 million in 2020 increased 29% from $103.6 million in 2019, primarily driven by higher core brokerage revenue and revenue from interest rate swaps. Other Operating Income of $194.0 million in 2020 increased 33% from $145.5 million in the prior year, primarily due to higher income related to a bank-owned life insurance program implemented during 2019, a charge in the prior year related to the decision made to sell substantially all of the lease portfolio, and higher miscellaneous income.
Net Interest Income on an FTE basis in 2020 of $1.48 billion decreased $233.1 million, or 14%, from $1.71 billion in 2019, due to a decreased net interest margin, partially offset by higher levels of average earning assets. The net interest margin on an FTE basis decreased to 1.19% in 2020 from 1.60% in 2019, primarily due to lower interest rates. Average earning assets increased $17.0 billion, or 16%, from $107.1 billion in 2019 to $124.1 billion in 2020, primarily reflecting higher levels of short-term interest bearing deposits, Securities, and Loans and Leases.
Additional information regarding Northern Trust’s revenue by type is provided in the following table.

TABLE 4: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7
Foreign Exchange Trading Income	290.4	250.9	307.2
Treasury Management Fees	45.4	44.5	51.8
Security Commissions and Trading Income	133.2	103.6	98.3
Other Operating Income	194.0	145.5	127.5
Investment Security Gains (Losses), net	(0.4)	(1.4)	(1.0)
Total Noninterest Income	$4,657.6	$4,395.2	$4,337.5
Net Interest Income	1,443.2	1,677.9	1,622.7
Total Revenue	$6,100.8	$6,073.1	$5,960.2
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees were $4.00 billion in 2020 compared with $3.85 billion in 2019, and are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low-interest-rate environments have historically had a negative impact on fees earned on certain products.
Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the current low-interest-rate environment. Northern Trust voluntarily waived $29.3 million of money market mutual fund fees for the year ended December 31, 2020, of which $23.6 million was waived in the fourth quarter of 2020, related to the low-interest-rate environment. These fee waivers, which are expected to continue in the low-interest-rate environment in which the yields in certain funds remain insufficient to pay the stated fees associated with such funds, will adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments. Northern Trust did not waive any money market mutual fund fees due to interest rates in the year ended December 31, 2019.

34 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of Trust, Investment and Other Servicing Fees are provided in the following table.

TABLE 5: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,586.1	$1,549.3	$1,501.1	2%	3%
Investment Management	511.1	445.7	436.8	15	2
Securities Lending	88.0	87.2	102.0	1	(15)
Other	136.4	129.3	133.2	6	(3)
Total C&IS Trust, Investment and Other Servicing Fees	$2,321.6	$2,211.5	$2,173.1	5%	2%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$607.3	$619.3	$607.8	(2)%	2%
East	442.1	422.2	401.7	5	5
West	337.7	330.9	320.0	2	3
Global Family Office	286.3	268.2	251.1	7	7
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,673.4	$1,640.6	$1,580.6	2%	4%
Total Consolidated Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7	4%	3%
Corporate & Institutional Services
C&IS Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and fund administration fees, the largest component of C&IS fees, are driven primarily by values of client assets under custody/administration, transaction volumes and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
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
Custody and fund administration fees increased from 2019 to 2020 primarily due to new business and favorable currency translation, partially offset by unfavorable non-U.S. markets. Investment management fees increased from 2019 to 2020 primarily due to new business and favorable markets, partially offset by money market mutual fund fee waivers.
The following tables provide a breakdown of the C&IS assets under custody and under management.

TABLE 6: C&IS ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
North America	$5,746.4	$4,516.0	$3,693.4	27%	22%
Europe, Middle East, and Africa	3,478.2	2,998.5	2,538.6	16	18
Asia Pacific	976.2	820.3	589.2	19	39
Securities Lending	186.9	163.0	149.8	15	9
Total Assets Under Custody	$10,387.7	$8,497.8	$6,971.0	22%	22%

2020 Annual Report | Northern Trust Corporation 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 7: C&IS ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
North America	$676.8	$588.4	$493.1	15%	19%
Europe, Middle East, and Africa	143.5	125.2	113.3	15	11
Asia Pacific	50.3	40.9	34.6	23	18
Securities Lending	186.9	163.0	149.8	15	9
Total Assets Under Management	$1,057.5	$917.5	$790.8	15%	16%

Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $186.9 billion and $163.0 billion at December 31, 2020 and 2019, respectively.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Wealth Management fees increased from 2019 to 2020, primarily due to favorable markets and new business, partially offset by money market mutual fund fee waivers. The following tables provide a summary of Wealth Management assets under custody and under management.

TABLE 8: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
Global Family Office	$600.7	$474.1	$405.5	27%	17%
Central	120.0	115.1	88.2	4	31
East	89.1	81.7	72.7	9	12
West	65.3	64.8	56.5	1	15
Total Assets Under Custody	$875.1	$735.7	$622.9	19%	18%

TABLE 9: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
Global Family Office	$114.0	$94.2	$83.5	21%	13%
Central	109.3	104.4	96.2	5	9
East	73.3	66.8	57.0	10	17
West	51.2	48.4	41.9	6	16
Total Assets Under Management	$347.8	$313.8	$278.6	11%	13%

The Wealth Management regions shown are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York, Pennsylvania, and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas and Washington. Global Family Office provides specialized asset management, investment consulting, global custody, fiduciary, and private banking services to ultra-wealthy domestic and international clients.
Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.

TABLE 10: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2020	2019	CHANGE	2020	2019	CHANGE
S&P 500	3,218	2,912	11%	3,756	3,231	16%
MSCI EAFE (U.S. dollars)	1,853	1,891	(2)	2,148	2,037	5
MSCI EAFE (local currency)	1,074	1,118	(4)	1,174	1,190	(1)

36 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 11: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2020	2019	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,392	2,225	8%
Barclays Capital Global Aggregate Bond Index	559	512	9

Client Assets
Northern Trust, in the normal course of business, holds assets under custody/administration and management in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheets. AUC/A and assets under management are a driver of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once.
At December 31, 2020, AUC/A increased from December 31, 2019, primarily reflecting net inflows, favorable markets, and favorable currency translation. Assets under custody, a component of AUC/A, at December 31, 2020, increased from December 31, 2019, and included $7.42 trillion of global custody assets, compared to $5.89 trillion at December 31, 2019.
The following table presents AUC/A by reporting segment.

TABLE 12: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 /2019	2019 /2018
Corporate & Institutional Services	$13,653.1	$11,311.6	$9,490.5	21%	19%
Wealth Management	879.4	738.8	634.8	19	16
Total Assets Under Custody/Administration	$14,532.5	$12,050.4	$10,125.3	21%	19%
The following table presents assets under custody, a component of AUC/A, by reporting segment.
TABLE 13: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 /2019	2019 / 2018
Corporate & Institutional Services	$10,387.7	$8,497.8	$6,971.0	22%	22%
Wealth Management	875.1	735.7	622.9	19	18
Total Assets Under Custody	$11,262.8	$9,233.5	$7,593.9	22%	22%
Consolidated assets under custody increased from the prior year, primarily reflecting net inflows, favorable markets, and favorable currency translation.
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.

TABLE 14: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2020			2019			2018
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	46%	62%	47%	45%	59%	46%	44%	54%	45%
Fixed Income Securities	36	15	34	37	18	35	39	20	37
Cash and Other Assets	16	23	17	16	23	17	15	26	16
Securities Lending Collateral	2	—	2	2	—	2	2	—	2

2020 Annual Report | Northern Trust Corporation 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 15: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
Equities	$5,293.9	$4,298.6	$3,379.5	23%	27%
Fixed Income Securities	3,870.9	3,236.5	2,822.4	20	15
Cash and Other Assets	1,911.1	1,535.3	1,242.1	24	24
Securities Lending Collateral	186.9	163.1	149.9	15	9
Total Assets Under Custody	$11,262.8	$9,233.5	$7,593.9	22%	22%

The following table presents Northern Trust’s assets under management by reporting segment.

TABLE 16: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
Corporate & Institutional Services	$1,057.5	$917.5	$790.8	15%	16%
Wealth Management	347.8	313.8	278.6	11	13
Total Assets Under Management	$1,405.3	$1,231.3	$1,069.4	14%	15%
Assets under management at the end of 2020 increased from 2019. The increase primarily reflected favorable markets and net inflows.

The following tables present the investment allocation and management style of Northern Trust’s assets under management by reporting segment.
TABLE 17: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2020			2019			2018
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	52%	52%	52%	53%	53%	53%	51%	47%	50%
Fixed Income Securities	11	25	15	12	25	16	13	26	17
Cash and Other Assets	19	23	20	17	22	18	17	27	19
Securities Lending Collateral	18	—	13	18	—	13	19	—	14

TABLE 18: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2020			2019			2018
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Index	58%	24%	50%	59%	27%	51%	57%	25%	49%
Active	38	39	38	37	36	37	38	39	38
Multi-Manager	4	8	5	4	8	5	5	7	5
Other	—	29	7	—	29	7	—	29	8

38 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Noninterest Income
The components of other noninterest income, and a discussion of significant changes during 2020 and 2019, are provided below.

TABLE 19: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Foreign Exchange Trading Income	$290.4	$250.9	$307.2	16%	(18)%
Treasury Management Fees	45.4	44.5	51.8	2	(14)
Security Commissions and Trading Income	133.2	103.6	98.3	29	5
Other Operating Income	194.0	145.5	127.5	33	14
Investment Security Gains (Losses), net	(0.4)	(1.4)	(1.0)	N/M	N/M
Total Other Noninterest Income	$662.6	$543.1	$583.8	22%	(7)%

Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign Exchange Trading Income in 2020 increased from 2019, primarily driven by higher client volumes and increased market volatility, partially offset by lower foreign exchange swap activity in Treasury.

Treasury Management Fees
Treasury Management Fees, generated from cash and treasury management products and services provided to clients, in 2020 increased from 2019.

Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., in 2020 increased from 2019, primarily driven by higher core brokerage revenue and revenue from interest rate swaps.

Other Operating Income
The components of Other Operating Income are provided in the following table.

TABLE 20: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Loan Service Fees	$52.5	$48.0	$48.9	9%	(2)%
Banking Service Fees	46.1	45.6	46.4	1	(2)
Other Income	95.4	51.9	32.2	84	60
Total Other Operating Income	$194.0	$145.5	$127.5	33%	14%
Other income in 2020 increased from 2019, primarily due to higher income related to a bank-owned life insurance program implemented during 2019, a charge in the prior year related to the decision made to sell substantially all of the lease portfolio, and higher miscellaneous income.

Investment Security Gains (Losses), Net
Losses in 2019 included $0.3 million of charges related to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible held-to-maturity debt securities. ASU 2016-13, adopted on January 1, 2020, replaced the legacy OTTI model with an estimated credit loss model. Refer to the caption "Investment Security Gains and Losses” in Note 4, “Securities,” and the caption “Allowance for Debt Securities Held to Maturity Securities Portfolio” in Note 7, “Allowance for Credit Losses” included under Item 8, “Financial Statements and Supplementary Data.”

2020 Annual Report | Northern Trust Corporation 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets — including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due From and Deposits with Banks, Federal Reserve and Other Central Bank Deposits and Other, Securities, and Loans and Leases — are financed by a large base of interest-bearing funds that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets also are funded by noninterest-related funds, which include demand deposits and Stockholders’ Equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
Net interest margin is the difference between what we earn on our assets and what we pay for deposits and other sources of funding. The direction and level of interest rates are important factors in our earnings. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
Net Interest Income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided on page 85.

40 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.

TABLE 21: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)(1)

	2020			2019			2018
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
INTEREST-EARNING ASSETS
Federal Reserve and Other Central Bank Deposits and Other(2)	$28.8	$27,921.4	0.10%	$181.7	$18,527.7	0.98%	$207.1	$23,899.3	0.87%
Interest-Bearing Due from and Deposits with Banks(3)	22.4	5,400.8	0.41	72.4	5,996.7	1.21	70.0	6,022.8	1.16
Federal Funds Sold	—	2.3	1.37	0.4	12.8	2.73	0.4	20.5	2.18
Securities Purchased under Agreements to Resell	3.9	1,253.1	0.31	17.5	835.0	2.10	32.9	1,478.3	2.22
Securities
U.S. Government	63.0	4,256.7	1.48	110.4	5,296.5	2.09	108.3	5,737.1	1.89
Obligations of States and Political Subdivisions	48.2	2,194.3	2.20	24.4	980.5	2.49	13.9	725.2	1.91
Government Sponsored Agency	409.0	23,970.4	1.71	583.6	22,634.1	2.58	456.0	20,682.7	2.20
Other(4)	324.1	25,635.1	1.26	381.6	21,773.3	1.75	367.5	23,136.5	1.59
Total Securities	844.3	56,056.5	1.51	1,100.0	50,684.4	2.17	945.7	50,281.5	1.88
Loans and Leases(5)	778.5	33,498.8	2.32	1,160.7	31,052.8	3.74	1,106.5	32,028.6	3.45
Total Interest-Earning Assets	1,677.9	124,132.9	1.35	2,532.7	107,109.4	2.36	2,362.6	113,731.0	2.08
Allowance for Credit Losses	—	(178.0)	—	—	(111.4)	—	—	(126.3)	—
Cash and Due from Banks and Other Central Bank Deposits(6)	—	2,603.0	—	—	2,393.6	—	—	2,534.3	—
Buildings and Equipment	—	509.3	—	—	425.6	—	—	438.5	—
Client Security Settlement Receivables	—	1,357.5	—	—	1,070.4	—	—	1,002.0	—
Goodwill	—	695.4	—	—	682.5		—	642.5	—
Other Assets	—	7,691.0	—	—	5,981.3	—	—	4,724.6	—
Total Assets	$—	$136,811.1	—%	$—	$117,551.4	—%	$—	$122,946.6	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$47.6	$23,396.4	0.20%	$160.8	$16,577.8	0.97%	$82.0	$15,149.3	0.54%
Savings Certificates and Other Time	16.5	1,266.4	1.30	16.2	867.5	1.86	7.8	870.6	0.90
Non-U.S. Offices – Interest-Bearing	(15.7)	60,486.3	(0.03)	311.9	54,885.2	0.57	294.8	58,556.6	0.50
Total Interest-Bearing Deposits	48.4	85,149.1	0.06	488.9	72,330.5	0.68	384.6	74,576.5	0.52
Federal Funds Purchased	2.2	980.9	0.22	25.9	1,267.4	2.05	50.3	2,762.8	1.82
Securities Sold under Agreements to Repurchase	1.0	218.3	0.47	6.4	339.0	1.89	7.8	525.2	1.48
Other Borrowings	45.3	6,401.1	0.71	181.7	7,752.5	2.34	150.1	7,495.5	2.00
Senior Notes	72.7	3,233.8	2.24	72.6	2,389.1	3.04	53.4	1,704.0	3.13
Long-Term Debt	26.5	1,189.2	2.24	38.3	1,139.0	3.36	45.0	1,296.8	3.47
Floating Rate Capital Debt	4.2	277.7	1.52	8.2	277.6	2.98	7.5	277.6	2.72
Total Interest-Related Funds	200.3	97,450.1	0.21	822.0	85,495.1	0.96	698.7	88,638.4	0.79
Interest Rate Spread	—	—	1.14	—	—	1.40	—	—	1.29
Demand and Other Noninterest-Bearing Deposits	—	23,362.0	—	—	17,455.5	—	—	20,526.6	—
Other Liabilities	—	4,806.4	—	—	3,952.4	—	—	3,552.7	—
Stockholders’ Equity	—	11,192.6	—	—	10,648.4	—	—	10,228.9	—
Total Liabilities and Stockholders’ Equity	$—	$136,811.1	—%	$—	$117,551.4	—%	$—	$122,946.6	—%
Net Interest Income/Margin (FTE Adjusted)	$1,477.6	$—	1.19%	$1,710.7	$—	1.60%	$1,663.9	$—	1.46%
Net Interest Income/Margin (Unadjusted)	$1,443.2	$—	1.16%	$1,677.9	$—	1.57%	$1,622.7	$—	1.43%
Note: Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $34.4 million in 2020, $32.8 million in 2019 and $41.2 million in 2018. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 85. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets. Interest revenue on cash collateral positions is reported above in Interest-Bearing Due From and Deposits with Banks and in Loans and Leases. Interest Expense on cash collateral positions is reported above in Non-U.S. Offices Interest-Bearing Deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
(1) Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. On the basis of averages, the percentage of total assets attributable to foreign activities was 20%, 23% and 25% as of December 31, 2020, 2019 and 2018, respectively. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 56%, 53% and 54% as of December 31, 2020, 2019 and 2018, respectively. For additional information, refer to the Geographic Area Information section of Note 32, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
(2) Federal Reserve and Other Central Bank Deposits and Other includes collateral deposits with certain securities depositories and clearing houses, which are classified in Other Assets on the consolidated balance sheets.
(3) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(4) Other securities include certain community development investments and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
(5) Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(6) Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits on the consolidated balance sheets.
(7) Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

2020 Annual Report | Northern Trust Corporation 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2020/2019 CHANGE DUE TO			2019/2018 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$62.5	$(215.4)	$(152.9)	$(58.1)	$32.7	$(25.4)
Interest-Bearing Due from and Deposits with Banks	(6.5)	(43.5)	(50.0)	(0.3)	2.7	2.4
Federal Funds Sold	(0.2)	(0.2)	(0.4)	—	—	—
Securities Purchased under Agreements to Resell	6.1	(19.7)	(13.6)	(36.5)	21.1	(15.4)
Securities
U.S. Government	(19.0)	(28.4)	(47.4)	(5.4)	7.5	2.1
Obligations of States and Political Subdivisions	26.9	(3.1)	23.8	5.7	4.8	10.5
Government Sponsored Agency	32.7	(207.3)	(174.6)	45.1	82.5	127.6
Other	61.6	(119.1)	(57.5)	(20.0)	34.1	14.1
Total Securities	102.2	(357.9)	(255.7)	25.4	128.9	154.3
Loans and Leases	177.6	(559.8)	(382.2)	(89.2)	143.4	54.2
Total Interest Income	$341.7	$(1,196.5)	$(854.8)	$(158.7)	$328.8	$170.1

Interest-Bearing Deposits
Savings, Money Market and Other	$48.5	$(161.7)	$(113.2)	$8.3	$70.5	$78.8
Savings Certificates and Other Time	(9.3)	9.6	0.3	—	8.4	8.4
Non-U.S. Offices - Interest Bearing	29.2	(356.8)	(327.6)	(13.9)	31.0	17.1
Total Interest-Bearing Deposits	68.4	(508.9)	(440.5)	(5.6)	109.9	104.3
Federal Funds Purchased	(4.8)	(18.9)	(23.7)	(31.9)	7.5	(24.4)
Securities Sold under Agreements to Repurchase	(1.7)	(3.7)	(5.4)	(6.5)	5.1	(1.4)
Other Borrowings	(27.3)	(109.1)	(136.4)	5.3	26.3	31.6
Senior Notes	22.0	(21.9)	0.1	20.6	(1.4)	19.2
Long-Term Debt	13.5	(25.3)	(11.8)	(5.6)	(1.1)	(6.7)
Floating Rate Capital Debt	—	(4.0)	(4.0)	—	0.7	0.7
Total Interest Expense	$70.1	$(691.8)	$(621.7)	$(23.7)	$147.0	$123.3
(Decrease) Increase in Net Interest Income (FTE)	$271.6	$(504.7)	$(233.1)	$(135.0)	$181.8	$46.8
Note: Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Net Interest Income in 2020 decreased from 2019. Net Interest Income, stated on an FTE basis decreased from 2019, due to a lower net interest margin, partially offset by higher levels of average earning assets. Average earning assets increased in 2020 from 2019, primarily reflecting higher levels of short-term interest bearing deposits, Securities, and Loans and Leases. Funding of the balance sheet reflected higher levels of client deposits. The increase in average client deposits resulted from the large inflows experienced at the end of the first quarter of 2020, and these balances were largely maintained throughout the year.
The net interest margin in 2020 decreased from 2019. The net interest margin on an FTE basis in 2020 decreased from 2019, primarily due to lower interest rates. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $27.9 billion in 2020, which increased $9.4 billion, or 51%, from $18.5 billion in 2019, which resulted from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average Securities were $56.1 billion and increased $5.4 billion, or 11%, from $50.7 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $769.6 million, $202.9 million and $63.5 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $50.9 billion in 2020 and $43.9 billion in 2019. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $5.2 billion in 2020 and $6.8 billion in 2019. Interest-Bearing Due From and Deposits with Banks averaged $5.4 billion in 2020 and $6.0 billion in 2019.

42 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans and Leases averaged $33.5 billion, which increased $2.4 billion, or 8%, from $31.1 billion in 2019, primarily reflecting higher levels of commercial and institutional, private client, commercial real estate, and non-U.S. loans, partially offset by a decrease in residential real estate loans. Commercial and institutional loans averaged $10.3 billion and increased $1.3 billion, or 15%, from $9.0 billion for the prior-year period. Private client loans averaged $11.5 billion and increased $706.9 million, or 7%, from $10.7 billion for the prior-year period. Commercial real estate loans averaged $3.3 billion and increased $335.6 million, or 12%, from $2.9 billion for the prior-year period. Non-U.S. loans averaged $2.0 billion and increased $262.7 million, or 15.3%, from $1.7 billion for the prior-year period. Residential real estate loans averaged $6.1 billion and decreased $180.9 million, or 3%, from $6.3 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $12.8 billion, or 18%, to $85.1 billion in 2020 from $72.3 billion in 2019. Average Interest-Related Funds increased $12.0 billion, or 14%, to $97.5 billion in 2020 from $85.5 billion in 2019. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $5.1 billion, or 23%, to $26.7 billion in 2020 from $21.6 billion in 2019, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits and Other Liabilities, partially offset by Other Assets. Average Demand and Other Noninterest-Bearing Deposits increased $5.9 billion, or 34%, to $23.4 billion in 2020 from $17.5 billion in 2019. The average rate on total source of funds was 0.16% in 2020 and 0.77% in 2019.
Interest expense for Interest-Bearing Deposits in the current year was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 71% of total average Interest-Bearing Deposits for the year ended December 31, 2020.
Stockholders’ Equity averaged $11.2 billion in 2020, compared with $10.6 billion in 2019. The increased Stockholders’ Equity of $544.2 million, or 5%, was primarily attributable to earnings and accumulated other comprehensive income since the prior-year period, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program, the redemption of preferred stock during the first quarter of 2020, and dividend declarations. During the year ended December 31, 2020, the Corporation maintained its quarterly common stock dividend at $0.70 per share and repurchased 3,276,589 shares of common stock, returning $891.8 million in capital to common stockholders, compared to $1.7 billion in 2019.
In July 2018, the Board of Directors approved a stock repurchase authorization to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The Corporation suspended this program on March 16, 2020. Subsequent to the Corporation suspending its open-market share repurchase program, the only shares repurchased were shares of common stock withheld upon the vesting of share-based compensation to satisfy tax withholding obligations.
Beginning in the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third and fourth quarters of 2020, no share repurchases were permitted by these institutions and dividend payments were limited to the amount paid in the second quarter and could not exceed the payor’s average net income for the four preceding quarters. On December 18, 2020, the Federal Reserve again extended its capital distribution limits into the first quarter of 2021 with certain modifications, which include continuing to limit dividend payments based on recent income and limiting share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulations permit. Please refer to Note 15, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

2020 Annual Report | Northern Trust Corporation 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Credit Losses
The Corporation adopted ASU No. 2016-13 on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. For more information on the adoption of ASU 2016-13, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Provision for Credit Losses was a provision of $125.0 million in 2020, as compared to a credit provision of $14.5 million in 2019. The provision for 2020 primarily reflected an increase in the reserve evaluated on a collective basis. The increase in the collective basis reserve was primarily driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases primarily in the commercial and institutional and commercial real estate portfolios. The prior-year credit provision primarily reflected a decrease in the inherent reserve related to the residential real estate portfolio due to a reduction in outstanding loans and improved credit quality and reductions to the specific reserve related to the commercial and institutional and residential real estate portfolios, partially offset by an increase in the inherent reserve related to the private client portfolio due to an increase in outstanding loans and lower credit quality.
Net charge-offs in 2020 totaled $3.2 million resulting from $9.7 million of charge-offs and $6.5 million of recoveries, compared to net recoveries of $0.7 million in the prior-year resulting from $6.5 million of charge-offs and $7.2 million of recoveries.
Nonaccrual assets at December 31, 2020 increased 53% from the prior year-end. Residential real estate, commercial real estate, commercial and institutional, and private client loans accounted for 47%, 31%, 20%, and 2%, respectively, of nonaccrual loans and leases at December 31, 2020. Residential real estate, commercial and institutional, commercial real estate, private client, and non-U.S. loans accounted for 85%, 9%, 4%, 1%, and 1%, respectively, of total nonaccrual loans and leases at December 31, 2019. For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.

Noninterest Expense
Noninterest Expense for 2020 increased from 2019, primarily reflecting increased Compensation, Equipment and Software, Employee Benefits, Occupancy, and Other Operating Expense, partially offset by lower Outside Services. Noninterest Expense for 2020 included severance-related charges of $55.0 million in connection with a reduction in force, a $43.4 million charge related to a corporate action processing error, and Occupancy expense related to an early lease exit arising from a workplace real estate strategy of $11.9 million.
The components of Noninterest Expense and a discussion of significant changes during 2020 and 2019 are provided below.
TABLE 23: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Compensation	$1,947.1	$1,859.0	$1,806.9	5%	3%
Employee Benefits	387.7	355.2	356.7	9	—
Outside Services	763.1	774.5	739.4	(1)	5
Equipment and Software	673.5	612.1	582.2	10	5
Occupancy	230.1	212.9	201.1	8	6
Other Operating Expense	346.7	329.8	330.6	5	—
Total Noninterest Expense	$4,348.2	$4,143.5	$4,016.9	5%	3%

Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2020 from 2019, primarily reflecting higher salary expense driven by staff growth and base pay adjustments, $52.5 million of severance-related charges in connection with a reduction in force, and a one-time supplemental payment to certain employees in response to the COVID-19 pandemic, partially offset by lower cash-based incentives and long-term performance-based incentive expense. Staff on a full-time equivalent basis totaled approximately 20,900 at December 31, 2020, up 6% from approximately 19,800 at December 31, 2019.
Employee Benefits
Employee Benefits expense in 2020 increased from 2019, primarily reflecting higher retirement plan expenses.

44 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Outside Services
Outside Services expense in 2020 decreased from 2019, primarily due to lower data processing and consulting services, partially offset by higher sub-custodian expenses. Included in Outside Services is $2.5 million of outplacement costs associated with the reduction in force.
Equipment and Software
Equipment and Software expense in 2020 increased from 2019, primarily reflecting higher depreciation and amortization and software support costs.
Occupancy
Occupancy expense in 2020 increased from 2019, primarily reflecting higher rent arising from workplace real estate strategies, including $11.9 million of expense related to an early lease exit, partially offset by an asset retirement obligation reduction resulting from a lease renegotiation.
Other Operating Expense
The components of Other Operating Expense are provided in the following table.
TABLE 24: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Business Promotion	$59.2	$104.2	$98.3	(43)%	6%
Staff Related	29.4	42.8	33.6	(31)	27
FDIC Insurance Premiums	11.8	9.9	27.4	19	(64)
Other Intangibles Amortization	16.9	16.6	17.4	2	(4)
Other Expenses	229.4	156.3	153.9	47	2
Total Other Operating Expense	$346.7	$329.8	$330.6	5%	—%

Other Operating Expense in the current year increased compared to the prior year primarily due to a $43.4 million charge related to a corporate action processing error as well as increases in mutual fund co-administration fees, partially offset by lower business promotion expense due to reduced business travel and lower staff-related expense.

Provision for Income Taxes
The 2020 Provision for Income Taxes was $418.3 million, representing an effective rate of 25.7%. This compares with a Provision for Income Taxes of $451.9 million and an effective rate of 23.2% in 2019. The increase in the effective tax rate was primarily driven by $26.8 million of tax expense related to the reversal of tax benefits previously recognized through earnings and higher taxes payable on the income of the Corporation’s non-U.S. branches.
See Note 22, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.
REPORTING SEGMENTS AND RELATED INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2020 compared to 2019. For a discussion related to the consolidated results of operations by reporting segment for 2019 compared to 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K, which was filed with the SEC on February 25, 2020.
    Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management.
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Equity is allocated to the reporting segments based on a variety of factors including, but not limited to, risk, regulatory considerations, and internal metrics. Allocations of capital and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies,” provided in Item 8, “Financial Statements and Supplementary Data.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between

2020 Annual Report | Northern Trust Corporation 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reporting segments. Northern Trust's presentations are not necessarily consistent with similar information for other financial institutions.
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
Also effective January 1, 2019, revenues, expenses and average assets are allocated to C&IS and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.
For reporting periods ended prior to January 1, 2019, income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and the Bank, as well as certain corporate-based expense, executive-level compensation and nonrecurring items, were not allocated to C&IS and Wealth Management, and were reported in Treasury and Other.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis. The following table presents the earnings and average assets for the Corporation.

TABLE 25: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7	4%	3%
Foreign Exchange Trading Income	290.4	250.9	307.2	16	(18)
Other Noninterest Income	372.2	292.2	276.6	27	6
Total Noninterest Income	4,657.6	4,395.2	4,337.5	6	1
Net Interest Income(1)	1,477.6	1,710.7	1,663.9	(14)	3
Revenue(1)	6,135.2	6,105.9	6,001.4	—	2
Provision for Credit Losses	125.0	(14.5)	(14.5)	N/M	—
Noninterest Expense	4,348.2	4,143.5	4,016.9	5	3
Income before Income Taxes(1)	1,662.0	1,976.9	1,999.0	(16)	(1)
Provision for Income Taxes(1)	452.7	484.7	442.6	(7)	10
Net Income	$1,209.3	$1,492.2	$1,556.4	(19)%	(4)%
Average Assets	$136,811.1	$117,551.4	$122,946.6	16%	(4)%
(1) Non-GAAP financial measures stated on an FTE basis. The consolidated figures include $34.4 million, $32.8 million, and $41.2 million of FTE adjustments for 2020, 2019, and 2018, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 85.
Corporate & Institutional Services
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. The following table summarizes the results of operations of C&IS for the years ended December 31, 2020, 2019, and 2018 on a management-reporting basis.

46 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 26: C&IS RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,321.6	$2,211.5	$2,173.1	5%	2%
Foreign Exchange Trading Income	276.3	232.2	233.4	19	(1)
Other Noninterest Income	222.5	178.2	183.0	25	(3)
Total Noninterest Income	2,820.4	2,621.9	2,589.5	8	1
Net Interest Income(1)	665.5	918.7	992.2	(28)	(7)
Revenue(1)	3,485.9	3,540.6	3,581.7	(2)	(1)
Provision for Credit Losses	38.1	1.9	1.9	N/M	—
Noninterest Expense	2,752.7	2,605.5	2,421.4	6	8
Income before Income Taxes(1)	695.1	933.2	1,158.4	(26)	(19)
Provision for Income Taxes(1)	174.4	219.4	255.3	(21)	(14)
Net Income	$520.7	$713.8	$903.1	(27)%	(21)%
Percentage of Consolidated Net Income	43%	48%	58%
Average Assets	$104,790.6	$87,557.1	$82,996.5	20%	5%
(1) Non-GAAP financial measures stated on an FTE basis.

C&IS Net Income
Net Income decreased in 2020 compared to 2019, primarily due to lower Net Interest Income and higher Noninterest Expense, partially offset by higher Noninterest Income.

C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
C&IS Foreign Exchange Trading Income
Foreign Exchange Trading Income in 2020 increased from 2019, primarily driven by higher client volumes and increased market volatility.
C&IS Other Noninterest Income
Other Noninterest Income for 2020 increased from 2019, primarily due to Security Commissions and Trading Income and Other Operating Income.
C&IS Net Interest Income
Net Interest Income on an FTE basis decreased in 2020 from 2019, due to a lower net interest margin, partially offset by an increase in average earning assets. Net interest margin on an FTE basis decreased to 0.75% from 1.26%. Average earning assets of $94.6 billion, increased $15.5 billion, or 20%, from $79.1 billion in the prior year. The earning assets in C&IS consisted primarily of intercompany assets and Loans and Leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $60.5 billion in 2020, increased from $54.9 billion in 2019.
C&IS Provision for Credit Losses
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.” The C&IS Provision for Credit Losses was a provision of $38.1 million for 2020 and $1.9 million for 2019. The 2020 provision reflected an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts on the commercial and institutional portfolio. The 2019 provision reflected an increase to the inherent reserve for outstanding loans due to lower credit quality, partially offset by a decrease to the specific reserve related to standby letters of credit and outstanding loans.
C&IS Noninterest Expense
Total C&IS Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2020 from 2019. The increase primarily reflects higher expense allocations, including a $43.4 million charge related to a corporate action processing error, higher Compensation expense, Employee Benefits, Outside Services, and Equipment and Software expense, partially offset by lower business promotion expense due to reduced business travel and lower staff-related expenses.

2020 Annual Report | Northern Trust Corporation 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. The business also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management is one of the largest providers of advisory services in the United States with assets under custody/administration, assets under custody, and assets under management of $879.4 billion, $875.1 billion, and $347.8 billion, respectively, at December 31, 2020. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2020, 2019, and 2018 on a management-reporting basis.

TABLE 27: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,673.4	$1,640.6	$1,580.6	2%	4%
Foreign Exchange Trading Income	14.1	18.7	4.2	(25)	N/M
Other Noninterest Income	168.0	131.1	102.7	28	28
Total Noninterest Income	1,855.5	1,790.4	1,687.5	4	6
Net Interest Income(1)	812.1	792.0	816.5	3	(3)
Revenue(1)	2,667.6	2,582.4	2,504.0	3	3
Provision for Credit Losses	86.9	(16.4)	(16.4)	N/M	—
Noninterest Expense	1,559.7	1,531.6	1,460.0	2	5
Income before Income Taxes(1)	1,021.0	1,067.2	1,060.4	(4)	1
Provision for Income Taxes(1)	291.8	271.1	262.1	8	3
Net Income	$729.2	$796.1	$798.3	(8)%	—%
Percentage of Consolidated Net Income	60%	53%	51%
Average Assets	$32,020.5	$29,994.3	$26,163.7	7%	15%
(1) Non-GAAP financial measures stated on an FTE basis.

Wealth Management Net Income
Wealth Management Net Income decreased in 2020, primarily reflecting a higher Provision for Credit Losses and higher Noninterest Expense, partially offset by higher Revenue.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
Other Noninterest Income for 2020 increased from 2019, primarily due to Security Commissions and Trading Income, Other Operating Income, and Treasury Management Fees.
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2020 increased from 2019, primarily attributable to a higher net interest allocation from Treasury and Other and an increase in earning assets, partially offset by a decrease in the net interest margin. Net interest margin on an FTE basis decreased to 2.94% from 3.06%. Average earning assets of $29.5 billion in 2020, increased $1.5 billion, or 5%, from $28.0 billion in 2019. Earning assets and funding sources for the year ended December 31, 2020 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

48 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management Provision for Credit Losses
On January 1, 2020, the Corporation adopted ASU 2016-13. For more information on the adoption, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.” The Wealth Management Provision for Credit Losses was $86.9 million in 2020 as compared to a credit provision of $16.4 million in 2019. The 2020 provision reflected an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the commercial real estate and commercial and institutional portfolios. The 2019 credit provision was primarily driven by a reduction in outstanding loans and improved credit quality in the residential real estate portfolio, which resulted in a reduction of the inherent allowance.
Wealth Management Noninterest Expense
Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2020 from 2019. The increase primarily reflects higher expense allocations and Employee Benefits, partially offset by lower business promotion expense due to reduced business travel.
Treasury and Other
Beginning January 1, 2019, Treasury and Other includes income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments. For reporting periods ended prior to January 1, 2019, income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and the Bank, as well as certain corporate-based expense, executive-level compensation and nonrecurring items, were not allocated to C&IS and Wealth Management, and are reported in Treasury and Other. Treasury and Other information for 2020 and 2019 is not directly comparable to information for 2018 due to the enhanced segment reporting methodology beginning January 1, 2019. Also beginning January 1, 2019, net interest income and average assets are allocated to the C&IS and Wealth Management reporting segments.
The following table summarizes the results of operations of Treasury and Other for the years ended December 31, 2020, 2019, and 2018 on a management-reporting basis.

TABLE 28: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2020	2019	2018	2020 / 2019	2019 / 2018
Noninterest Income	$(18.3)	$(17.1)	$60.5	N/M	N/M
Net Interest Income(1)	—	—	(144.8)	N/M	N/M
Revenue(1)	(18.3)	(17.1)	(84.3)	N/M	N/M
Noninterest Expense	35.8	6.4	135.5	N/M	N/M
Income (Loss) before Income Taxes(1)	(54.1)	(23.5)	(219.8)	N/M	N/M
Provision (Benefit) for Income Taxes(1)	(13.5)	(5.8)	(74.8)	N/M	N/M
Net Income	$(40.6)	$(17.7)	$(145.0)	N/M	N/M
Percentage of Consolidated Net Income	(3)%	(1)%	(9)%
Average Assets	$—	$—	$13,786.4	N/M	N/M
(1) Non-GAAP financial measures stated on an FTE basis.
Treasury and Other Noninterest Income
Noninterest Income in 2020 decreased from 2019 due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares.

Treasury and Other Noninterest Expense
Noninterest Expense in 2020 increased from 2019, primarily due to costs associated with workplace real estate strategies and higher Compensation expense related to a one-time supplemental payment to employees in response to the COVID-19 pandemic.

2020 Annual Report | Northern Trust Corporation 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Management
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are allocated fully to C&IS and Wealth Management.
At December 31, 2020, Northern Trust managed $1.41 trillion in assets for personal and institutional clients, including $1.06 trillion for C&IS clients and $347.8 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2020, 2019 and 2018 by investment type.

TABLE 29: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2020	2019	2018	2020 / 2019	2019 / 2018
Equities	$733.7	$650.8	$534.2	13%	22%
Fixed Income Securities	204.8	193.8	178.3	6	9
Cash and Other Assets	279.9	223.6	207.0	25	8
Securities Lending Collateral	186.9	163.1	149.9	15	9
Total Assets Under Management	$1,405.3	$1,231.3	$1,069.4	14%	15%

Assets under management increased at year-end 2020 from year-end 2019. The increase primarily reflected favorable markets and net inflows. The following table presents activity in consolidated assets under management by product during the years ended December 31, 2020, 2019 and 2018.

TABLE 30: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

($ In Billions)	2020	2019	2018
Balance as of January 1	$1,231.3	$1,069.4	$1,161.0
Inflows by Product
Equities	193.0	193.6	174.7
Fixed Income	65.0	48.1	63.7
Cash and Other Assets	802.4	551.6	484.3
Securities Lending Collateral	268.8	260.5	165.6
Total Inflows	1,329.2	1,053.8	888.3
Outflows by Product
Equities	(212.6)	(205.5)	(179.2)
Fixed Income	(68.5)	(49.7)	(72.5)
Cash and Other Assets	(746.5)	(541.0)	(487.4)
Securities Lending Collateral	(245.0)	(247.3)	(183.3)
Total Outflows	(1,272.6)	(1,043.5)	(922.4)
Net Inflows (Outflows)	56.6	10.3	(34.1)
Market Performance, Currency & Other
Market Performance & Other	109.1	151.1	(49.3)
Currency	8.3	0.5	(8.2)
Total Market Performance, Currency & Other	117.4	151.6	(57.5)
Balance as of December 31	$1,405.3	$1,231.3	$1,069.4

50 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.
TABLE 31: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2020	DECEMBER 31, 2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$55.4	$33.8	$21.6	64%
Interest-Bearing Due from and Deposits with Banks(2)	6.6	7.0	(0.4)	(5)
Securities Purchased under Agreements to Resell	1.6	0.7	0.9	126
Total Securities(3)	61.1	52.3	8.8	17
Loans and Leases	33.8	31.4	2.4	7
Total Earning Assets	158.5	125.2	33.3	27
Total Assets	170.0	136.8	33.2	24
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	100.8	82.8	18.0	22
Demand and Other Noninterest-Bearing Deposits	43.1	26.3	16.8	64
Federal Funds Purchased	0.3	0.6	(0.3)	(53)
Securities Sold under Agreements to Repurchase	—	0.5	(0.5)	(92)
Other Borrowings	4.0	6.7	(2.7)	(41)
Total Stockholders’ Equity	11.7	11.1	0.6	5
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

TABLE 32: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	TWELVE MONTHS ENDED DECEMBER 31,
($ In Billions)	2020	2019	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$27.9	$18.5	$9.4	51%
Interest-Bearing Due from and Deposits with Banks(2)	5.4	6.0	(0.6)	(10)
Securities Purchased under Agreements to Resell	1.2	0.8	0.4	50
Total Securities(3)	56.1	50.7	5.4	11
Loans and Leases	33.5	31.1	2.4	8
Total Earning Assets	124.1	107.1	17.0	16
Total Assets	136.8	117.6	19.2	16
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	85.1	72.3	12.8	18
Demand and Other Noninterest-Bearing Deposits	23.4	17.5	5.9	34
Federal Funds Purchased	1.0	1.3	(0.3)	(23)
Securities Sold under Agreements to Repurchase	0.2	0.3	(0.1)	(36)
Other Borrowings	6.4	7.8	(1.4)	(17)
Total Stockholders’ Equity	11.2	10.6	0.6	5
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
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. The current growth in both the period-end and average consolidated balance sheets was primarily driven by higher customer deposit balances.
Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily attributable to earnings and Accumulated Other Comprehensive Income since the prior year, partially offset by the repurchase of common stock

2020 Annual Report | Northern Trust Corporation 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pursuant to the Corporation’s share repurchase program, the net redemption of preferred stock during the first quarter of 2020, and dividend declarations. During the first quarter of 2020, proceeds from the Series E Non-Cumulative Perpetual Preferred Stock issuance in the fourth quarter of 2019 were used to fund the redemption of all outstanding shares of the Corporation’s Series C Non-Cumulative Perpetual Preferred Stock at a redemption price of $400 million, which was $11.5 million in excess of the net carrying value of the shares. The $11.5 million excess is included in preferred stock dividends in the determination of net income available to common shareholders.
The Corporation suspended its open-market share repurchase program on March 16, 2020. During the year ended December 31, 2020, the Corporation repurchased 3,276,589 shares of common stock, including 532,713 shares withheld related to share-based compensation, at a total cost of $299.8 million ($91.49 average price per share).
Beginning in the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third and fourth quarters of 2020, no share repurchases were permitted by these institutions and dividend payments were limited to the amount paid in the second quarter and could not exceed the payor’s average net income for the four preceding quarters. On December 18, 2020, the Federal Reserve again extended its capital distribution limits into the first quarter of 2021 with certain modifications, which include continuing to limit dividend payments based on recent income and limiting share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations.
Asset Quality

Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's held to maturity and available for sale debt securities by security type as of December 31, 2020.

TABLE 33: REMAINING MATURITY AND AVERAGE YIELD OF DEBT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	DECEMBER 31, 2020
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Debt Securities Held to Maturity
U.S. Government	$90.0	0.06%	$90.0	0.06%	$—	—%	$—	—%	$—	—%	2 mo.
Obligations of States and Political Subdivisions	2.1	5.47	1.4	5.37	0.7	5.64	—	—	—	—	6 mos.
Government Sponsored Agency	3.0	4.86	0.5	4.83	1.3	4.85	0.8	4.88	0.4	4.85	60 mos.
Other – Fixed	15,130.6	0.29	11,000.7	0.11	3,572.4	0.76	440.9	0.67	116.6	1.31	13 mos.
– Floating	2,565.4	0.42	501.0	0.27	2,032.8	0.46	31.6	0.41	—	—	40 mos.
Total Debt Securities Held to Maturity	$17,791.1	0.31%	$11,593.6	0.12%	$5,607.2	0.65%	$473.3	0.66%	$117.0	1.32%	17 mos.
Debt Securities Available for Sale
U.S. Government	$2,799.9	1.66%	$303.2	1.86%	$1,767.0	1.72%	$729.7	1.43%	$—	—%	39 mos.
Obligations of States and Political Subdivisions	3,083.6	2.10	8.0	1.66	266.8	2.30	2,718.4	2.09	90.4	1.64	90 mos.
Government Sponsored Agency	24,956.7	1.40	5,613.6	1.48	9,063.0	1.48	7,793.6	1.26	2,486.5	1.39	60 mos.
Asset-Backed – Fixed	3,274.1	2.18	537.4	2.39	2,094.3	1.94	642.4	2.80	—	—	30 mos.
Asset-Backed – Floating	1,755.2	1.41	0.7	1.31	1,284.6	1.47	372.9	1.55	97.0	0.11	87 mos.
Other – Fixed	5,150.8	1.88	821.7	1.29	3,912.8	0.54	416.3	0.56	—	—	32 mos.
– Floating	1,001.7	0.62	314.1	0.64	687.6	0.62	—	—	—	—	19 mos.
Total Debt Securities Available for Sale	$42,022.0	1.57%	$7,598.7	1.51%	$19,076.1	1.67%	$12,673.3	1.51%	$2,673.9	1.35%	55 mos.
Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

52 2020 Annual Report | Northern Trust Corporation

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

TABLE 34: FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE BY CREDIT RATING

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	NOT RATED	TOTAL
U.S. Government	$2,799.9	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	918.1	2,165.5	—	—	3,083.6
Government Sponsored Agency	24,956.7	—	—	—	24,956.7
Non-U.S. Government	669.8	38.8	5.4	—	714.0
Corporate Debt	426.3	790.0	1,123.5	199.8	2,539.6
Covered Bonds	453.3	—	24.9	74.9	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,622.0	566.0	157.8	—	2,345.8
Other Asset-Backed	3,947.5	—	—	50.0	3,997.5
Commercial Mortgage-Backed	1,031.8	—	—	—	1,031.8
Total	$36,825.4	$3,560.3	$1,311.6	$324.7	$42,022.0
Percent of Total	88%	8%	3%	1%	100%
The 1% of debt securities available for sale not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings primarily consisted of corporate debt, covered bonds, and other asset-backed securities.

TABLE 35: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
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
Net unrealized gains within the investment securities portfolio totaled $872.6 million at December 31, 2020, compared to net unrealized gains of $118.9 million as of December 31, 2019. Net unrealized gains as of December 31, 2020 were comprised of $981.9 million and $109.3 million of gross unrealized gains and losses, respectively.
As of December 31, 2020, the $42.0 billion debt securities available for sale portfolio had unrealized losses of $26.9 million and $2.8 million related to government-sponsored agency and other asset-backed securities, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2020, the $17.8 billion debt securities held to maturity portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
As of December 31, 2020, 16% of the corporate debt securities available for sale portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”

2020 Annual Report | Northern Trust Corporation 53

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
For additional information relating to the securities sold under agreements to repurchase, refer to Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” provided in Item 8, “Financial Statements and Supplementary Data.”

Loans and Leases
During 2020, the Corporation implemented a change in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances as of December 31, 2019 below have been adjusted to conform to the revised presentation. The 2020 adjustments generally reflect reclassification of loans from the commercial real estate class to commercial and institutional, residential real estate, and private client classes. There was no impact on total Loans and Leases previously reported.
For additional information relating to the loan and leases portfolio, refer to Note 6, “Loans and Leases,” and Note 8 “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”

The following table presents the remaining maturity of loans and leases by segment and class as of December 31, 2020.

TABLE 36: REMAINING MATURITY OF LOANS AND LEASES

	DECEMBER 31, 2020
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$10,058.3	$3,850.3	$5,635.0	$566.3	$6.7
Commercial Real Estate	3,558.4	470.3	2,314.4	769.1	4.6
Lease Financing, net	11.4	—	—	11.4	—
Other	288.2	288.2	—	—	—
Personal
Private Client	11,815.1	7,978.6	3,499.3	335.3	1.9
Residential Real Estate	6,035.7	125.6	324.4	910.3	4,675.4
Other	49.0	49.0	—	—	—
Total U.S.	$31,816.1	$12,762.0	$11,773.1	$2,592.4	$4,688.6
Non-U.S.:
Non-U.S. - Commercial	$1,345.7	$1,203.4	$142.3	$—	$—
Non-U.S. - Personal	597.9	469.5	82.7	31.8	13.9
Total Non-U.S.	$1,943.6	$1,672.9	$225.0	$31.8	$13.9
Total Loans and Leases	$33,759.7	$14,434.9	$11,998.1	$2,624.2	$4,702.5
Note: Non-U.S. loans primarily include short duration exposures related to custodied client investments.

54 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 37: INTEREST RATE SENSITIVITY OF LOANS AND LEASES

	DECEMBER 31, 2020
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$548.7	$97.6	$392.6	$57.1	$1.4
Commercial Real Estate	190.5	28.0	108.0	54.5	—
Total Commercial	$739.2	$125.6	$500.6	$111.6	$1.4
Personal
Private Client	$423.9	$88.9	$239.3	$94.8	$0.9
Residential Real Estate	920.5	3.7	39.8	570.0	307.0
Total Personal	$1,344.4	$92.6	$279.1	$664.8	$307.9
Total Fixed Rate	$2,083.6	$218.2	$779.7	$776.4	$309.3
Variable Rate:
Commercial
Commercial and Institutional	$9,509.6	$3,752.7	$5,242.4	$509.2	$5.3
Commercial Real Estate	3,367.9	442.3	2,206.4	714.6	4.6
Non-U.S.	1,345.7	1,203.4	142.3	—	—
Lease Financing, net	11.4	—	—	11.4	—
Other	288.2	288.2	—	—	—
Total Commercial	$14,522.8	$5,686.6	$7,591.1	$1,235.2	$9.9
Personal
Private Client	$11,391.2	$7,889.7	$3,260.0	$240.5	$1.0
Residential Real Estate	5,115.2	121.9	284.6	340.3	4,368.4
Non-U.S.	597.9	469.5	82.7	31.8	13.9
Other	49.0	49.0	—	—	—
Total Personal	$17,153.3	$8,530.1	$3,627.3	$612.6	$4,383.3
Total Variable Rate	$31,676.1	$14,216.7	$11,218.4	$1,847.8	$4,393.2
Total Loans and Leases	$33,759.7	$14,434.9	$11,998.1	$2,624.2	$4,702.5

Nonaccrual Assets and 90 Days Past Due Loans
During 2020, the Corporation implemented changes in the classification of certain loans and leases to enhance the consistency of its reporting across various regulatory regimes. As a result, the loan and lease balances as of December 31, 2019 below have been adjusted to conform to the revised presentation. The 2020 adjustments generally reflect reclassification of loans from the commercial real estate class to commercial and institutional, residential real estate, and private client classes.
Nonaccrual assets consist of nonaccrual loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiations and renewals. For additional information relating to nonaccrual loans, refer to Note 6, “Loans and Leases,” provided in Item 8, “Financial Statements and Supplementary Data.”

2020 Annual Report | Northern Trust Corporation 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2020 and 2019.

TABLE 38: NONACCRUAL ASSETS

	DECEMBER 31,
($ In Millions)	2020		2019
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$26.4		$7.6
Commercial Real Estate	40.2		3.6
Total Commercial	$66.6		$11.2
Personal
Residential Real Estate	$62.2		$71.4
Private Client	2.9		0.5
Non-U.S.	—		0.5
Total Personal	$65.1		$72.4
Total Nonaccrual Loans and Leases	131.7		83.6
Other Real Estate Owned	0.7		3.2
Total Nonaccrual Assets	$132.4		$86.8
90 Day Past Due Loans Still Accruing	$8.9		$7.4
Nonaccrual Loans and Leases to Total Loans and Leases	0.39%		0.27%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.4	x	1.3	x
Nonaccrual assets as of December 31, 2020 increased from December 31, 2019, primarily relating to net increases in the commercial real estate portfolio due to three new nonaccrual loans and the commercial and institutional portfolio primarily due to a new nonaccrual loan, partially offset by a net decrease in the residential real estate portfolio due to net payoffs and charge-offs. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
Allowance for Credit Losses
During 2020, the Corporation implemented changes in the classification of certain loans and leases to specific segments to enhance the consistency of its reporting across various regulatory regimes. The allowance for credit losses as of and prior to December 31, 2019 remains unadjusted for these adjustments, as the impact of the reclassification on the allowance was immaterial.
The Corporation adopted ASU No. 2016-13 on January 1, 2020, which significantly changed the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. For more information on the adoption of ASU 2016-13, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.”
The allowance for credit losses — which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships — is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation. Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Credit Risk Management, Treasury, Corporate Finance, the Economic Research group, and each of Northern Trust’s business units. The allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, debt securities held to maturity, and other financial assets, was $190.7 million, $61.1 million, $7.3 million, and $0.8 million, respectively as of December 31, 2020. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the years ended December 31, 2020 and 2019 due to charge-offs,

56 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
recoveries and provisions for credit losses, refer to Note 7, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”
The following table shows the net recoveries (charge-offs) to average loans and leases by segment and class at December 31, 2020, 2019, and 2018.

TABLE 39: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS AND LEASES

($ in Millions)	2020	2019	2018
Net Recoveries (Charge-Offs) to Average Loans and Leases
Commercial
Commercial and Institutional	0.02%	(0.03)%	0.02%
Commercial Real Estate	(0.18)	0.02	(0.02)
Total Commercial	(0.03)	(0.02)	0.01
Personal
Private Client	—	—	(0.01)
Residential Real Estate	0.02	0.04	(0.01)
Total Personal	—	0.02	(0.01)
Total Net Recoveries (Charge-Offs) to Average Loans and Leases	(0.01)%	—%	—%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$1.8	$(2.6)	$1.4
Commercial Real Estate	(5.7)	0.5	(0.6)
Total Commercial	(3.9)	(2.1)	0.8
Personal
Private Client	(0.5)	0.3	(1.3)
Residential Real Estate	1.2	2.5	(0.6)
Total Personal	0.7	2.8	(1.9)
Total Net Recoveries (Charge-Offs)	$(3.2)	$0.7	$(1.1)
Average Loans and Leases
Commercial
Commercial and Institutional	$10,347.1	$8,979.9	$9,047.2
Commercial Real Estate	3,253.8	2,918.1	3,072.8
Total Select Commercial	13,600.9	11,898.0	12,120.0
Personal
Private Client	11,452.9	10,746.0	10,413.3
Residential Real Estate	6,116.4	6,297.2	7,034.4
Total Select Personal	17,569.3	17,043.2	17,447.7
Total Select Average Loans and Leases	$31,170.2	$28,941.2	$29,567.7
Net recoveries (charge-offs) for the following segments were zero and therefore excluded from the above table as the ratio of net recoveries (charge-offs) to average loans and leases is also zero: Lease Financing, net, Other, and Non-U.S. The average loans and leases balances were also not provided in the table for Lease Financing, net, Other, and Non-U.S.
Total average loans and leases for all loan portfolio categories were $33.5 billion, $31.1 billion, and $32.0 billion for the years ended December 31, 2020, 2019, and 2018, respectively.
The SEC requires the disclosure of the Allowance for Credit Losses that is applicable to international operations. The disclosure has been prepared in compliance with this disclosure requirement and is used in determining non-U.S. operating performance. The amounts disclosed should not be construed as being the only amounts that are available for non-U.S. loan charge-offs, since the entire Allowance for Credit Losses assigned to Loans and Leases is available to absorb losses on both U.S. and non-U.S. loans. In addition, these amounts are not intended to be indicative of future charge-off trends. Please refer to the following table for the non-U.S. allowance balances.

2020 Annual Report | Northern Trust Corporation 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class at December 31, 2020 and 2019.

TABLE 40: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2020		2019
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.7	—%	$6.9	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	100.6	30	35.3	29
Commercial Real Estate	70.7	10	33.0	10
Lease Financing, net	0.4	—	0.1	—
Non-U.S.	17.7	4	—	5
Other	—	1	0.2	1
Total Commercial	189.4	45	68.6	45
Personal
Residential Real Estate	28.9	18	27.0	19
Private Client	20.6	35	20.5	35
Non-U.S.	2.2	2	—	1
Other	—	—	1.4	—
Total Personal	51.7	55	48.9	55
Total Allowance Evaluated on a Collective Basis	$241.1	100%	$117.5	100%
Total Allowance for Credit Losses	$251.8	100%	$124.4	100%
Allowance Assigned to:
Loans and Leases	$190.7		$104.5
Undrawn Commitments and Standby Letters of Credit	61.1		19.9
Total Allowance for Credit Losses	$251.8		$124.4
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.56%		0.33%

Allowance Related to Credit Exposure Evaluated on an Individual Basis: The allowance is determined through an individual evaluation of loans, leases, and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.
The allowance evaluated on an individual basis for Loans and Leases increased $3.8 million from $6.9 million at December 31, 2019 to $10.7 million at December 31, 2020, primarily attributable to outstanding loans in the commercial and institutional portfolio, partially offset by a decrease in outstanding loans in the residential real estate portfolio.

Allowance Related to Credit Exposure Evaluated on a Collective Basis: Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance evaluated on a collective basis for Loans and Leases increased $123.6 million to $241.1 million at December 31, 2020, compared with $117.5 million at December 31, 2019 under the previous “incurred loss” model, primarily driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts. The largest increases were in the commercial and institutional and commercial real estate portfolios.

Overall Allowance: The evaluation of the reserve evaluated on an individual and collective basis resulted in a total allowance for credit losses of $259.9 million at December 31, 2020, compared with $124.4 million at the end of 2019 under the previous “incurred loss” model. The allowance of $190.7 million assigned to Loans and Leases, as a percentage of total Loans and Leases, was 0.56% at December 31, 2020, which increased from a $104.5 million allowance assigned to Loans and Leases, representing 0.33% of total Loans and Leases at December 31, 2019. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $61.1 million and $19.9 million at December 31, 2020 and 2019, respectively, and are included in Other Liabilities on the consolidated balance sheets.

58 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures
Capital expenditures in 2020 included continued investments to enhance Northern Trust’s software and hardware capabilities, the opening of new offices, and the renovation of several existing offices. Capital expenditures for 2020 totaled $560.4 million, of which $424.6 million was for software, $66.6 million was for building and leasehold improvements, $65.4 million was for computer hardware, and $3.8 million was for furnishings. These capital expenditures principally support, enhance, and protect Northern Trust’s investment management, asset servicing and asset management systems and capabilities, and deliver innovative solutions to better serve our clients. Additional capital expenditures committed for technology systems will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware and machinery are charged to Equipment and Software expense. Depreciation on building and leasehold improvements and on furnishings is charged to Occupancy expense and equipment expense, respectively. Capital expenditures for 2019 totaled $599.8 million, of which $441.8 million was for software, $77.7 million was for building and leasehold improvements, $73.7 million was for computer hardware, and $6.6 million was for furnishings.
Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2020. For additional information, refer to Note 12, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 41: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2020
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$266.1	$205.4	$471.5
Over 3 Months through 6 Months	83.6	—	83.6
Over 6 Months through 12 Months	310.5	—	310.5
Over 12 Months	41.2	—	41.2
Total	$701.4	$205.4	$906.8

Deposits not insured by the FDIC as of December 31, 2020 and 2019 totaled $135.5 billion and $100.9 billion, respectively. These deposit amounts are derived by adding estimated domestic office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all foreign office deposits. Estimated uninsured domestic office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.
Short-Term Borrowings
For additional information relating to short-term borrowings, refer to Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” provided in Item 8, “Financial Statements and Supplementary Data.”
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

2020 Annual Report | Northern Trust Corporation 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present selected average assets and liabilities attributable to non-U.S. operations (based on the obligor’s domicile) and the percent of those balances to total consolidated average assets. For additional information refer to Note 32, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 42: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

($ In Millions)	2020	2019
Total Assets	$26,908.5	$27,240.7
Time Deposits with Banks	3,258.5	3,896.5
Loans	1,742.5	1,721.1
Non-U.S. Investments	16,018.5	15,420.6
Total Liabilities	70,001.5	62,110.3
Deposits	68,828.9	60,419.7

Non-U.S. Outstandings
As used in this discussion, non-U.S. outstandings are cross-border outstandings as defined by the SEC. They consist of loans, securities, interest-bearing deposits with financial institutions, accrued interest and other monetary assets. Not included are letters of credit, loan commitments, and non-U.S. office local currency claims on residents. Non-U.S. outstandings related to a country are net of guarantees given by third parties resident outside the country and the value of tangible, liquid collateral realizable outside the country. However, transactions with branches of non-U.S. banks are included in these outstandings and are classified according to the country location of the non-U.S. bank’s head office.
Short-term interbank time deposits with non-U.S. banks represent the largest category of non-U.S. outstandings. Northern Trust actively participates in the interbank market with U.S. and non-U.S. banks.
Northern Trust places deposits with non-U.S. counterparties that have strong internal (Northern Trust) risk ratings and external credit ratings. These non-U.S. banks are approved and monitored by Northern Trust’s Capital Markets Credit Committee, which has credit authority for exposure to all non-U.S. banks and approves credit limits. This process includes financial analysis of the non-U.S. banks, use of an internal risk rating system and consideration of external market indicators. Each counterparty is reviewed at least annually and potentially more frequently based on credit fundamentals or general market conditions. Separate from the entity-specific review process, the average life to maturity of deposits with non-U.S. banks is deliberately maintained on a short-term basis in order to respond quickly to changing credit conditions. Northern Trust also utilizes certain risk mitigation tools and agreements that may reduce exposures through use of collateral and/or balance sheet netting. Additionally, the Capital Markets Credit Committee oversees country-risk analyses and imposes limits on country exposure. For additional information refer to Note 32, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2020, 2019, and 2018.
TABLE 43: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$1,896.8	$2,592.0	$1,767.5
Investing activities	(29,923.0)	(3,405.0)	4,327.1
Financing activities	27,871.9	615.9	(5,818.2)
Effect of Foreign Currency Exchange Rates on Cash	84.6	74.7	(212.9)
Change in Cash and Due from Banks	$(69.7)	$(122.4)	$63.5

Operating Activities
Net cash provided by operating activities of $1.9 billion for the year ended December 31, 2020 was primarily attributable to period earnings and the impact of higher non-cash charges such as depreciation and amortization and provision for credit losses.
For the year ended December 31, 2019, net cash provided by operating activities of $2.6 billion was primarily reflecting period earnings and lower net collateral deposited with derivative counterparties.

60 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities
Net cash used in investing activities of $29.9 billion for the year ended December 31, 2020 was primarily attributable to higher levels of deposits with the Federal Reserve and other central banks, net purchases of debt securities held to maturity, higher levels of loans and leases, and net purchases of debt securities available for sale.
For the year ended December 31, 2019, net cash used in investing activities of $3.4 billion was primarily reflecting higher levels of deposits with the Federal Reserve and other central banks, net purchases of debt securities available for sale, and the purchase of bank-owned life insurance policies, partially offset by the net proceeds from the maturity and redemption of debt securities held to maturity and lower levels of loans and leases.

Financing Activities
Net cash provided by financing activities of $27.9 billion for the year ended December 31, 2020 was primarily attributable to higher levels of total deposits and proceeds from the issuance by the Corporation of 1.95% senior notes, partially offset by lower short-term other borrowings, dividends paid on common stock, repayment of the 3.45% senior notes previously issued by the Corporation that matured in November 2020, lower securities sold under agreements to repurchase, and the redemption of the Series C Non-Cumulative Perpetual Preferred Stock. The increase in total deposits was primarily attributable to higher levels of non-U.S. office noninterest-bearing deposits, non-U.S. interest-bearing deposits, savings, money market and other interest-bearing deposits, and demand and other noninterest-bearing deposits.
For the year ended December 31, 2019, net cash provided by financing activities of $0.6 billion was primarily reflecting higher levels of total deposits, proceeds from the issuance by the Corporation of 3.15% senior notes, and proceeds from the Series E Non-Cumulative Perpetual Preferred Stock issuance, partially offset by lower federal funds purchased, lower short-term other borrowings, and the repurchase of common stock pursuant to the Corporation’s share repurchase program. The increase in total deposits was primarily attributable to higher levels of savings, money market and other interest-bearing deposits and non-U.S. office noninterest-bearing deposits, partially offset by lower levels of non-U.S. office interest-bearing deposits.
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
Capital levels strengthened in 2020 as average stockholders’ equity increased $544.2 million, or 5%, reaching $11.2 billion. Total stockholders’ equity was $11.7 billion at December 31, 2020, as compared to $11.1 billion at December 31, 2019. During 2019, the Corporation issued and sold 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Non-Cumulative Perpetual Preferred Stock for proceeds of $391.4 million, net of underwriting discounts, commissions, and other issuance costs. These proceeds were subsequently used to fund the redemption of all outstanding shares of the Corporation’s Series C Non-Cumulative Perpetual Preferred Stock on January 2, 2020 at a redemption price of $400.0 million, which was $11.5 million in excess of the net carrying value of the shares. The $11.5 million excess is included in preferred stock dividends in the determination of net income available to common shareholders. Preferred dividends totaling $44.7 million were declared in 2020. During 2020, the Corporation maintained its quarterly common stock dividend of $0.70 per common share. Common dividends totaling $592.0 million were declared in 2020. During the year ended December 31, 2020, the Corporation repurchased 3.3 million shares of common stock, including 0.5 million shares withheld related to share-based compensation, at an average price per share of $91.49.

2020 Annual Report | Northern Trust Corporation 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2020 and 2019.

TABLE 44: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2020		DECEMBER 31, 2019
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$10,803.4	$10,803.4	$9,817.5	$9,817.5
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(775.7)	(775.7)	(776.1)	(776.1)
Other	(65.5)	(65.5)	(142.7)	(142.7)
Total Common Equity Tier 1 Capital	9,962.2	9,962.2	8,898.7	8,898.7
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	1,273.4	1,273.4
Other	(24.9)	(24.9)	(20.1)	(20.1)
Total Additional Tier 1 Capital	860.0	860.0	1,253.3	1,253.3
Total Tier 1 Capital	10,822.2	10,822.2	10,152.0	10,152.0
Tier 2 Capital
Qualifying Allowance for Credit Losses	259.9	—	124.4	—
Qualifying Subordinated Debt	949.7	949.7	1,099.5	1,099.5
Floating Rate Capital	53.9	53.9	80.8	80.8
Total Tier 2 Capital	1,263.5	1,003.6	1,304.7	1,180.3
Total Risk-Based Capital	$12,085.7	$11,825.8	$11,456.7	$11,332.3
Risk-Weighted Assets(1)	$77,662.5	$74,460.4	$70,088.3	$67,526.9
Total Assets – End of Period (EOP)	170,003.9	170,003.9	136,828.4	136,828.4
Adjusted Average Fourth Quarter Assets(2)	142,457.6	142,457.6	117,165.7	117,165.7
Total Loans and Leases – EOP	33,759.7	33,759.7	31,409.6	31,409.6
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	32.00%	32.00%	31.26%	31.26%
Total Assets – EOP	6.35	6.35	7.18	7.18
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	12.8%	13.4%	12.7%	13.2%
Tier 1 Capital	13.9	14.5	14.5	15.0
Total Capital (Tier 1 and Tier 2)	15.6	15.9	16.3	16.8
Tier 1 Leverage	7.6	7.6	8.7	8.7
Supplementary Leverage(3)	N/A	8.6	N/A	7.6
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
(3) In November 2019, the Federal Reserve and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including Northern Trust Corporation and The Northern Trust Company, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020.
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
The supplementary leverage ratios at December 31, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.

62 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2020 and 2019, the Corporation’s capital ratios exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in a common equity tier 1 capital ratio minimum requirement of 7.0%.
Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation” section of Item 1, “Business,” and Note 33, “Regulatory Capital Requirements,” provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2020, the Basel III regulatory capital items subject to phase-in and phase-out are not material to regulatory capital ratios.
OFF-BALANCE SHEET ARRANGEMENTS
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
At December 31, 2020, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $252.3 million and $4.5 million, respectively. At December 31, 2019, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $301.6 million and $9.2 million, respectively.
Additional information about Northern Trust’s off-balance sheet financial instruments is included in Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data.”

Variable Interest Entities
Variable Interest Entities (VIEs) are defined within GAAP as entities which either (1) lack sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support, (2) have equity investors that lack attributes typical of an equity investor, such as the ability to make significant decisions through voting rights affecting the entity’s operations, or the obligation to absorb expected losses or the right to receive residual returns of the entity, or (3) are structured with voting rights that are disproportionate to the equity investor’s obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of the equity investment at risk with disproportionately few voting rights. Investors that finance a VIE through debt or equity interests are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity’s economic performance and, through its variable interest, the obligation to absorb losses or the right to receive returns that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.
Additional information about Northern Trust’s VIEs is included in Note 29, “Variable Interest Entities,” provided in Item 8, “Financial Statements and Supplementary Data.”
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” provided in Item 8, “Financial Statements and Supplementary Data.” The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The SEC has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations.
For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses and pension plan accounting. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors (Audit Committee).

2020 Annual Report | Northern Trust Corporation 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Credit Losses
The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. Upon adoption of ASU 2016-13, the Corporation recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings $10.1 million, net of income taxes. For more information on the adoption of ASU 2016-13, please refer to Note 2, “Recent Accounting Pronouncements,” provided in Item 8, “Financial Statements and Supplementary Data.”
The allowance for credit losses — which represents management’s estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships — is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
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

The allowance for credit losses consists of the following components:

Evaluated on a Collective Basis: Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance estimation methodology for the collective assessment is primarily based on internal loss data specific to the Northern Trust financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into segments based on loan and obligor-specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. For each segment, the probability of default and loss given default are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experiences on a straight-line basis over four quarters. The exposure at default for every quarter is based on contractual balances as of each quarter-end, with adjustments made for potential draw-downs of revolving lines.
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
ASU 2016-13 requires the use of projected macroeconomic factors. Northern Trust’s current projection period is eight quarters, with a four-quarter straight-line reversion period to historical average loss rates. The Corporation uses multiple forecasts which are approved by Northern Trust’s Macroeconomic Scenario Development Committee (MSDC). The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. The forecasts are weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
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

64 2020 Annual Report | Northern Trust Corporation

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

Evaluated on an Individual Basis: The allowance is determined through an individual evaluation of financial assets considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
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

Pension Plan Accounting
Northern Trust maintains a noncontributory defined benefit pension plan covering substantially all U.S. employees (U.S. Qualified Plan) and a U.S. noncontributory supplemental pension plan (U.S. Non-qualified Plan). Certain European-based employees also retain benefits in local defined benefit pension plans, of which the majority are closed to new employees and to future benefit accruals. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of several assumptions regarding future interest rates, asset returns, compensation increases, mortality rates, and other actuarially-based projections relating to the plans. Due to the long-term nature of this obligation and the estimates that are required to be made, the assumptions used in determining the periodic pension expense and the projected pension obligation are closely monitored and reviewed annually for adjustments that may be required. Pension accounting guidance requires that differences between estimates and actual experience be recognized as other comprehensive income in the period in which they occur. The differences are amortized into net periodic pension expense from accumulated other comprehensive income over the average remaining service period of eligible participants. As a result, differences between the estimates made in the calculation of periodic pension expense and the projected pension obligation and actual experience affect stockholders’ equity in the period in which they occur but continue to be recognized as expense systematically and gradually over subsequent periods.
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
In determining the pension expense for the U.S. pension plans in 2020, Northern Trust utilized a discount rate of 3.37% for both the U.S. Qualified Plan and the U.S. Non-qualified Plan. The rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 4.97%. The expected long-term rate of return on U.S. Qualified Plan assets was 5.25%.
In evaluating possible revisions to pension-related assumptions for the U.S. pension plans as of Northern Trust’s December 31, 2020 measurement date, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 2.75% and 2.45% at December 31, 2020 for the U.S. Qualified and U.S. Non-qualified Plans, respectively.

2020 Annual Report | Northern Trust Corporation 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a graded schedule from 9.00% to 2.50% that averages 4.97%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan remains at 5.25% for 2021.
•Mortality Table: As of December 31, 2020, Northern Trust has adopted the aggregate Pri-2012 mortality table with a 2012 base year, which was released by the Society of Actuaries in October 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2020, which was released by the Society of Actuaries in October 2020. This assumption was updated at December 31, 2020 from improvement scale MP-2019. The updated improvement scale applies to annuity payments only and results in slightly lower projected mortality improvement rates than estimated by the MP-2019 improvement scale. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2021.

Net pension expense in 2021 is expected to increase slightly by approximately $1.2 million, primarily driven by the decrease in discount rates in 2020.

In order to illustrate the sensitivity of these assumptions on the expected U.S pension plans’ periodic pension expense in 2021 and the projected benefit obligation as of December 31, 2020, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 45: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2021 Pension Expense
Discount Rate Change	$(4.4)	$4.6
Compensation Level Change	2.5	(2.5)
Rate of Return on Plan Assets Change	(3.8)	3.8
Increase (Decrease) in 2020 Projected Benefit Obligation
Discount Rate Change	(58.0)	61.4
Compensation Level Change	10.8	(10.4)

Pension Contributions: The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. There were no contributions to the U.S. Qualified Plan for the 2020 plan year. The minimum required contribution to the U.S. Qualified Plan is expected to be zero in 2021. The maximum deductible contribution is estimated at $255.0 million for 2021.
FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2020, approximately 25% of Northern Trust’s total assets and approximately 1% of its total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 7% of Northern Trust’s assets carried at fair value are classified as Level 1. Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
Approximately 93% of Northern Trust’s assets and 98% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment debt

66 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
securities classified as available for sale make up 97% of Level 2 assets with the remaining 3% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Northern Trust has a well-established process to validate prices received from pricing vendors as discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2020, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified as Level 2 and approximately 95%, measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.
As of December 31, 2020, Northern Trust’s Level 3 liabilities consisted of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps are determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” for further information.
While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In January 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (ASU 2020-01). ASU 2020-01 addresses two accounting issues: (1) application of the measurement alternative under Topic 321 in correlation with the transition into and out of the equity method under Topic 323 and (2) the measurement of certain forward contracts and purchased options to acquire equity securities. ASU 2020-01 clarifies that an entity applying the measurement alternative under Topic 321 that must transition to the equity method under Topic 323 because of an observable transaction will remeasure its investment immediately before transition, whereas an entity applying the equity method under Topic 323 that must transition to Topic 321 because of an observable transaction will remeasure its investment immediately after transition. ASU 2020-01 also clarifies that certain forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of Topic 321 before settlement or exercise. ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020, although early adoption is permitted. ASU 2020-01 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 simplifies the convertible instrument accounting framework through the elimination of the beneficial conversion and cash conversion accounting models used to account for convertible debt and convertible preferred stock. ASU 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions in Accounting Standards Codification 815—Derivatives and Hedging. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share

2020 Annual Report | Northern Trust Corporation 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
computation. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, although early adoption is permitted. ASU 2020-06 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs” (ASU 2020-08). ASU 2020-08 clarifies the Codification related to the standard issued in ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. ASU 2020-08 clarifies that an entity should amortize premiums on purchased callable debt securities to the first call date and related call amount and at that point reassess if there is a remaining premium to amortize to a subsequent call date. ASU 2020-08 is effective for interim and annual periods beginning after December 15, 2020, although early adoption is permitted. ASU 2020-08 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated risk management framework to support its business decisions and the execution of its corporate strategies. The framework provides a methodology to identify, manage and govern both internal and external risks to Northern Trust, and promotes a culture of risk awareness and good conduct across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. Northern Trust cultivates a culture of effective risk management by defining and embedding risk management accountabilities in all employee performance expectations and provides training, development and performance rewards to reinforce this culture.
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
Northern Trust implements its risk management framework through a “three lines of defense” operating model, embedding a robust risk management capability within its businesses. The model, used to communicate risk management expectations across the organization, contains three roles, each with a complementary level of risk management accountability. Within this operating model, Northern Trust’s businesses are the first line of defense for protecting it against the risks inherent in its businesses and are supported by dedicated business risk management teams. The Risk Management function, the second line of defense, sets the direction for Northern Trust’s risk management activities and provides aggregate risk oversight and reporting in support of risk governance. Audit Services, the third line of defense, provides independent assurance as to the effectiveness of the integrated risk framework.

Risk Governance and Oversight Overview
Risk governance is an integral aspect of corporate governance at Northern Trust, and includes clearly defined accountabilities, expectations, internal controls and processes for risk-based decision-making and escalation of issues. The following diagram provides a high-level overview of Northern Trust’s risk governance structure, highlighting oversight by the Board of Directors and key risk-related committees.

TABLE 46: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Compensation and Benefits Committee
-Cybersecurity Risk Oversight Subcommittee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Market & Liquidity Risk Committee	Model Risk Oversight Committee

68 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Compensation and Benefits Committee. The Board of Directors approves Northern Trust’s Risk Management Framework and Corporate Risk Appetite Statement. The Business Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, fiduciary risk, compliance risk, market risk, liquidity risk, strategic risk, and associated risk themes. The Cybersecurity Risk Oversight Subcommittee of the Business Risk Committee assists the Business Risk Committee in discharging its duties with respect to risks related to cybersecurity inherent in Northern Trust’s businesses. The Audit Committee provides oversight with respect to financial reporting and legal risk, while the Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Compensation and Benefits Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety, soundness, and culture. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk-taking behavior by participants. The Capital Governance Committee assists the Board in discharging its oversight duties with respect to capital management and resolution planning activities. Among other responsibilities, the Capital Governance Committee oversees Northern Trust’s capital adequacy assessments, forecasting, and stress testing processes and activities, including the annual CCAR exercise, and challenges management, as appropriate, on various elements of such processes and activities. Accordingly, the Capital Governance Committee provides oversight with respect to Northern Trust’s linkage of material risks to the capital adequacy assessment process.

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

The Operational Risk Committee (ORC) provides independent oversight and is responsible for setting the operational risk-related policies and developing and implementing the operational risk management framework and programs that support coordination of operational risk activities.

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

In addition to the aforementioned committees, Northern Trust establishes business and regional risk committees that also report into GERC.

2020 Annual Report | Northern Trust Corporation 69

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
Northern Trust defines its risk appetite as the aggregate level and types of risk the Board of Directors and senior management are willing to assume to achieve the Corporation’s strategic objectives and business plan, consistent with prudent management of risk and applicable capital, liquidity, and other regulatory requirements. It includes consideration of the likelihood and impact of risks, using both monetary loss and non-financial measures across risk themes to monitor against tolerance thresholds and guideline levels that trigger escalation to risk committees, senior management, and the Board of Directors or committees thereof, as appropriate.

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

Audit Services
Audit Services is an independent control function that assesses and validates controls within Northern Trust’s risk management framework. Audit Services is managed by the Chief Audit Executive with oversight from the Audit Committee. Audit Services tests the overall adequacy and effectiveness of the system of internal controls associated with the framework on an ongoing basis and reports the results of these audits directly to the Audit Committee. Audit Services includes professionals with a broad range of audit and industry experience, including risk management expertise. The Chief Audit Executive reports directly to the Audit Committee and the Corporation’s Chief Executive Officer and is a non-voting member of GERC.

Credit Risk
Credit risk is the risk to interest income or principal from the failure of a borrower, issuer, or counterparty to perform on an obligation.

Credit Risk Overview
Credit risk is inherent in many of Northern Trust’s activities. A significant component of credit risk relates to loans, leases, securities, and counterparty-related exposures. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions in that Northern Trust is generally:
•not an originator of loan products to be sold into a secondary market or to be bundled into asset securitizations;
•not an agent bank or syndicator of loans, where risk management is achieved post-close through the sale of participations; and
•not a participant in leveraged financial transactions, such as project finance, private-equity-originated acquisition financing or hedge fund leveraging.

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

70 2020 Annual Report | Northern Trust Corporation

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
The Credit Risk Committee establishes and monitors credit-related policies and programs throughout Northern Trust and promotes their uniform application. The Chief Credit Officer reports directly to the CRO and chairs the CRC. Independent oversight and review of the credit risk framework also is provided by Risk Control.

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

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in the “Off-Balance Sheet Arrangements” section and in Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data.”

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2020.

2020 Annual Report | Northern Trust Corporation 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 47: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

AS OF DECEMBER 31, 2020	COMMITMENT EXPIRATION
($ In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$4,435.8	$2,454.1	$1,981.7	$3,085.0
Holding Companies	—	—	—	28.8
Manufacturing	6,945.6	1,061.3	5,884.3	1,422.8
Mining	785.6	259.5	526.1	5.2
Public Administration	98.4	98.4	—	24.1
Retail Trade	903.1	350.5	552.6	164.0
Services	6,150.7	2,626.4	3,524.3	4,329.0
Transportation and Warehousing	283.1	0.2	282.9	214.2
Utilities	1,286.2	38.3	1,247.9	7.2
Wholesale Trade	749.6	108.4	641.2	427.3
Other Commercial	195.2	100.9	94.3	350.7
Commercial and Institutional(1)	21,833.3	7,098.0	14,735.3	10,058.3
Commercial Real Estate	252.3	93.0	159.3	3,558.4
Lease Financing, net	—	—	—	11.4
Non-U.S.	1,250.2	609.0	641.2	1,345.7
Other	106.1	106.1	—	288.2
Total Commercial	23,441.9	7,906.1	15,535.8	15,262.0
Personal
Residential Real Estate	676.1	91.2	584.9	6,035.7
Private Client	4,248.9	3,014.0	1,234.9	11,815.1
Non-U.S.	571.6	249.2	322.4	597.9
Other	—	—	—	49.0
Total Personal	5,496.6	3,354.4	2,142.2	18,497.7
Total	$28,938.5	$11,260.5	$17,678.0	$33,759.7
(1) Commercial and Institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).
As part of Northern Trust’s credit processes, the Credit Risk Management function oversees a range of portfolio reviews that focus on significant and/or weaker-rated credits. This approach allows management to take remedial action in an effort to deal with potential problems. An integral part of the Credit Risk Management function is a formal review of past due and potential problem loans to determine which credits, if any, need to be placed on nonaccrual status or charged off. Northern Trust maintains a loan portfolio watch list for adversely classified credit exposures that includes all nonaccrual credits as well as other loans with elevated risk of default. Independent from the Credit Risk Management function, Credit Review undertakes both on-site and off-site file reviews that evaluate effectiveness of management’s implementation of the Credit Risk Management’s requirements.

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

72 2020 Annual Report | Northern Trust Corporation

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

Netting: On-balance sheet netting is employed where applicable for counterparties with master netting agreements. Netting is primarily related to foreign exchange transactions with major banks and institutional clients subject to eligible master netting agreements. Northern Trust has elected to take the credit risk mitigation capital benefit of netting within its regulatory capital calculation at this time.

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

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to reduce future loss events. The Operational Risk Management function is responsible for defining the operational risk framework and providing independent oversight of the framework across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to loss. Several key programs support the operational risk framework, including:
•Loss Event Data Program - a program that collects internal and external loss data for use in monitoring operational risk exposure, various business analyses and a Basel Advanced Measurement Approach (AMA) capital quantification.
•Risk and Control Self-Assessment - a comprehensive, structured risk management process used by Northern Trust’s businesses to identify, measure, monitor and mitigate operational risk exposures throughout the enterprise.
•Operational Risk Scenario Analysis - a systematic process of obtaining expert opinions from business managers and risk management experts to derive reasoned assessments of the likelihood of occurrence and the potential loss impact of plausible operational losses.
•Product and Process Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new and modified noncredit products and services, significant changes to operating processes, and related significant loss events.
•Outsourcing Risk Management Program - a program that provides processes for appropriate risk assessment, measurement, monitoring and management of outsourced technology and business process outsourcing.
•Information Security and Technology Risk Management - a program that communicates and implements risk management processes and controls to address information security, including cyber threats, technology and compliance risks to the organization.

2020 Annual Report | Northern Trust Corporation 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Operational Resiliency and Recovery Management Program - a program designed to protect life safety, minimize business impact and support the resumption of mission-critical and economic functions for clients following an incident.
•Physical Security - a program that provides for the safety of Northern Trust partners, clients, and visitors worldwide.
•Insurance Management Program - a program designed to reduce the monetary impact of certain operational loss events.

As discussed in Risk Control, Model Risk Management also is part of the operational risk framework.

The ORC is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing and maintaining the Corporate Operational Risk Policy and approving the operational risk framework and programs. This committee has the expanded role of coordinating operational risk issues related to compliance and fiduciary risks. The purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks. This includes identification and assessment of evolving risk trends across the operational risk framework and how these can be best managed.

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

Information Security and Technology Risk Management
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
The governance process, internal controls and risk management practices are designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting information security as well as adhering to applicable policies and standards and other means provided to them to safeguard electronic information and business systems within their care. Training and awareness programs to educate employees on information security are ongoing and include multiple approaches such as mandatory computer-based training, phishing simulations, and the designation of individuals as Information Security and Privacy Champions within the businesses. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
In addition to the various information security controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess effectiveness. These teams perform security program maturity assessments, penetration tests, security assessments and reviews of Northern Trust’s susceptibility to cyber-attacks. Northern Trust operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the businesses, and alerts the organization in accordance with its documented Cyber Incident Response Plan.
The Cyber Incident Response Plan is used to respond to cybersecurity incidents. A cybersecurity incident is defined as an incident caused by damaging activity, which requires actions to prevent and respond to disruptions, denials, compromises or exfiltration that impact the confidentiality, integrity and availability of the assets of Northern Trust or its clients. The plan provides a streamlined approach that can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions and status to senior management, including the Chief Information Security Officer and Chief Information Risk Officer, and appropriate stakeholders. The plan is designed to work with enterprise-level response plans, and is reviewed, tested, and updated regularly.

74 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Northern Trust’s disclosure procedures and controls also address cybersecurity incidents and include elements to ensure that there is an analysis of potential disclosure obligations arising from any such incidents. Northern Trust also maintains compliance programs to address the applicability of restrictions on securities trading while in possession of material, nonpublic information, including in instances in which such information may relate to cybersecurity incidents.

Operational Resiliency and Recovery Management
Northern Trust’s operational resiliency approach encompasses operational resiliency and recovery processes enterprise-wide (including staff, technology and facilities) to ensure that following a disaster or business interruption Northern Trust resumes mission-critical business and economic functions and fulfills all regulatory and legal requirements.
Northern Trust’s operational resiliency mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resiliency centers that offer alternative workstations, transfer of work and work-from-home programs that provide further capability.
All of Northern Trust’s businesses are required to risk-assess their critical functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The strength of the business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually. The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee. In 2020, Northern Trust utilized these business continuity plans to respond to the COVID-19 pandemic.
Northern Trust has also begun exploring the integration of climate-related scenario analyses into its broader risk management program to help align with certain recommendations of the Task Force on Climate Related Financial Disclosures (TCFD). In the context of operational risk, the main focus of these climate-related scenario analyses is on operational resiliency and recovery. Conducting such scenario analyses and assessing the magnitude of climate-related financial and non-financial risks and opportunities related to Northern Trust’s global assets is intended to position the organization to navigate uncertain climate futures more effectively.

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

Fiduciary Risk Overview
The fiduciary risk management framework identifies, assesses, measures, monitors and reports on fiduciary risk matters deemed significant. Fiduciary risk is mitigated through internal controls and risk management practices that are designed to identify, understand and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in each relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations and for establishing specific procedures, standards and guidelines to manage fiduciary risk within the desired risk appetite.

Fiduciary Risk Framework and Governance
The FRC is responsible for overseeing activities related to the exercise of fiduciary powers throughout the organization and for establishing and reviewing the fiduciary risk policies and the fiduciary risk framework that supports the coordination of activities to identify, monitor, manage and report on fiduciary risk. In addition, the FRC serves as an escalation point for significant issues raised by its subcommittees or elsewhere in the organization.

Compliance Risk
Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to Northern Trust. Compliance risk includes the following two subcategories:
•Regulatory Risk - risk arising from failure to comply with prudential and conduct of business or other regulatory requirements.
•Financial Crime Risk - risk arising from financial crime (e.g., money laundering, sanctions violations, fraud, insider dealing, theft, etc.) in relation to the products, services, or accounts of the institution, its clients, or others associated with the same.

2020 Annual Report | Northern Trust Corporation 75

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

Liquidity Risk Management

Liquidity Risk Overview
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events.
Northern Trust maintains a strong liquidity position and liquidity risk profile. Northern Trust’s balance sheet is primarily liability-driven. That is, the main driver of balance sheet changes comes from changing levels of client deposits, which are generally related to the level of custody assets serviced and commercial and personal deposits and can also be influenced by market conditions. This liability-driven business model differs from a typical asset-driven business model, where increased levels of deposits and wholesale borrowings are required to support, for example, increased levels of lending. Northern Trust’s balance sheet is generally comprised of high-quality assets that are managed to meet anticipated obligations under stress, resulting in low liquidity risk. Current elevated levels of client deposits driven by market conditions are actively managed and monitored.

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
The Market and Liquidity Risk Management Committee (MLRC), in the second line of defense, provides challenge to the first line activities, evaluates compliance with regulatory requirements and process effectiveness, and escalates material items for corrective action. The MLRC provides second line oversight and is responsible for reviewing market and liquidity risk exposures, approving and monitoring risk metrics, and approving key methodologies and assumptions that drive liquidity risk measurement.

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

76 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Regulatory Environment
Northern Trust actively follows regulatory developments and regularly evaluates its liquidity risk management framework against proposed rule-making and industry best practices in order to comply with applicable regulations and further enhance its liquidity policies. Please refer to “Supervision and Regulation—Liquidity Standards” in Item 1, “Business,” for a discussion of applicable liquidity standards.

Liquidity Coverage Ratio (LCR)
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2020.

Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 73% of total assets as of December 31, 2020. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $56.8 billion at December 31, 2020.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2020, the Bank had over $51.3 billion of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. On May 1, 2020, the Corporation issued $1.0 billion of 1.95% senior notes, due May 1, 2030. The Corporation also received $900.0 million of dividends from the Bank in 2020. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 31, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $2.5 billion and $2.6 billion at December 31, 2020 and 2019, respectively. During, and at year-end, 2020 and 2019, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2020 and 2019 was $2.7 billion and $2.0 billion, respectively. The cash flows of the Corporation are shown in Note 34, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”

Uses of Liquidity
Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2020 were $584.6 million of common stock dividends and $299.8 million of common stock repurchases.

Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2020, provided in the following table, allow Northern Trust to access capital markets on favorable terms.

2020 Annual Report | Northern Trust Corporation 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 48: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2020

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Trust Preferred Capital Securities	BBB+	A3	BBB+
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 28, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2020, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $604.2 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2020, that would be triggered by a significant downgrade in its debt ratings.

Contractual Obligations
The following table shows Northern Trust’s contractual obligations as of December 31, 2020.

TABLE 49: CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2020

	PAYMENT DUE BY PERIOD
($ In Millions)	TOTAL	ONE YEAR AND LESS	1-3 YEARS	3-5 YEARS	OVER 5 YEARS
Senior Notes(1)	$3,122.4	$499.8	$499.6	$—	$2,123.0
Subordinated Debt(1)	1,189.3	—	—	839.8	349.5
Floating Rate Capital Debt(1)	277.8	—	—	—	277.8
Operating Leases(2)	801.5	99.1	178.2	151.7	372.5
Purchase Obligations(3)	710.3	213.9	360.8	128.8	6.8
Total Contractual Obligations	$6,101.3	$812.8	$1,038.6	$1,120.3	$3,129.6
Note: Obligations as shown do not include deposit liabilities or interest requirements on funding sources.
(1) Refer to Note 13, “Senior Notes and Long-Term Debt,” and Note 14, “Floating Rate Capital Debt,” provided in Item 8, “Financial Statements and Supplementary Data,” for further details.
(2) Refer to Note 10, “Lease Commitments,” provided in Item 8, “Financial Statements and Supplementary Data,” for further details.
(3) Purchase obligations consist of enforceable and legally binding agreements to purchase products or services at specified significant terms.

Market Risk Management
There are two types of market risk, interest rate risk associated with the assets and liabilities on the balance sheet, and trading risk. Interest rate risk associated with the assets and liabilities on the balance sheet is the potential for movements in interest rates to cause changes in net interest income and the market value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.

78 2020 Annual Report | Northern Trust Corporation

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
Treasury, in the first line of defense, proposes market risk management strategies and is responsible for performing market risk management activities. The ALCO provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, overseeing the execution of strategies, and reviewing reporting such as stress test results.
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

Interest Rate Risk Overview
Interest rate risk associated with the assets and liabilities on the balance sheet is the potential for deterioration in Northern Trust's financial position (e.g. interest income, market value of equity, or capital) due to changes in interest rates. NII and MVE sensitivity are the primary metrics used for measurement and management of interest rate risk. Changes in interest rates can have a positive or negative impact on NII depending on the positioning of assets, liabilities and off-balance sheet instruments. Changes in interest rates also can impact the values of assets, liabilities and off-balance sheet positions, which directly impact the MVE. To mitigate interest rate risk, the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are sufficiently correlated, which allows Northern Trust to manage its interest rate risk within its risk appetite.

There are four commonly recognized types of structural interest rate risk associated with the assets and liabilities on the balance sheet:
•repricing risk, which arises from differences in the maturity and repricing terms of assets and liabilities;
•yield curve risk, which arises from changes in the shape of the yield curve;
•basis risk, which arises from imperfect correlation in the adjustment of the rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and
•embedded optionality risk, which arises from client or counterparty behavior in response to interest rate changes.

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

Northern Trust limits aggregate interest rate risk (as measured by the NII sensitivity and MVE sensitivity simulation techniques) to an acceptable level within the context of risk appetite. A variety of actions may be used to implement risk management strategies to modify interest rate risk including:
•purchase of investment securities;
•sale of investment securities that are classified as available for sale;
•issuance of senior notes and subordinated notes;
•collateralized borrowings from the Federal Home Loan Bank; and
•hedging with various types of derivative financial instruments.

2020 Annual Report | Northern Trust Corporation 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NII Sensitivity
The modeling of NII sensitivity incorporates on-balance sheet positions, as well as derivative financial instruments (principally interest rate swaps) that are used to manage interest rate risk. Northern Trust uses market implied forward interest rates as the base case and measures the sensitivity (i.e., change) of a static balance sheet to changes in interest rates. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e., twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e., basis risk).
The NII sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate NII sensitivity given uncertainty in the assumptions. The following key assumptions are incorporated into the NII simulation:
•the balance sheet size and mix remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain nonmaturity deposits that are considered short-term in nature and therefore receive a more conservative interest-bearing treatment;
•prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;
•cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;
•nonmaturity deposit pricing is projected based on Northern Trust’s actual historical patterns and management judgment, depending upon the availability of historical data and current pricing strategies/or judgment; and
•new business rates are based on current spreads to market indices.

The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 basis point ramp downward movements in interest rates relative to forward rates. Each rate movement is assumed to occur gradually over a one-year period.

TABLE 50: NET INTEREST INCOME SENSITIVITY AS OF DECEMBER 31, 2020

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$249
200 Basis Points	451
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$114

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

80 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•the present value of nonmaturity deposits are estimated using dynamic decay methodologies or estimated remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management judgment—some balances are assumed to be core and have longer lives while other balances are assumed to be temporary and have comparatively shorter lives;
•the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values; and
•Monte Carlo simulation is used to generate forward interest rate paths.

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 basis point shock down from current market implied forward rates.

TABLE 51: MARKET VALUE OF EQUITY SENSITIVITY AS OF DECEMBER 31, 2020

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$558
200 Basis Points	551
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$328

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

Foreign Currency Risk Overview
Northern Trust’s balance sheet is exposed to nontrading foreign currency risk as a result of its holdings of non-U.S. dollar denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense. To manage currency exposures on the balance sheet, Northern Trust attempts to match its assets and liabilities by currency. If those currency offsets do not exist on the balance sheet, Northern Trust will use foreign exchange derivative contracts to mitigate its currency exposure. Foreign exchange contracts are also used to reduce Northern Trust’s currency exposure to future non-U.S. dollar denominated revenue and expense.
In addition, Northern Trust provides global foreign exchange (GFX) services to clients. Most of these services are provided in connection with Northern Trust’s global custody business. In the normal course of business, Northern Trust also engages in trading of non-U.S. currencies for its own account. Both activities are considered trading activities.
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

Foreign Currency Risk Measurement
Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.
VaR measures are computed in a vendor software application which reads foreign exchange positions from Northern Trust’s trading systems each day. Data vendors provide foreign exchange rates and interest rates for all currencies. The Risk Management function monitors on a daily basis VaR model inputs and outputs for reasonableness.

Foreign Currency Risk Monitoring, Reporting and Analysis
Northern Trust monitors several variations of the GFX VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical simulation, Monte Carlo simulation and Taylor approximation), horizons of one day and ten days, confidence levels of 95% and 99%, subcomponent VaRs using only FX drivers and only IR drivers, and look-back periods of one year, two years, and four years. Those alternative measures provide management an array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.

2020 Annual Report | Northern Trust Corporation 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Automated daily reports are produced and distributed to business managers and risk managers. The Risk Management function also reviews and reports several variations of the VaR measures in historical time series format to provide management with a historical perspective on risk.
The following table presents the levels of total regulatory VaR and its subcomponents for GFX in the years indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.

TABLE 52: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2020	2019	2020	2019	2020	2019
High	$1.8	$0.3	$1.9	$0.3	$1.0	$0.2
Low	—	—	—	—	—	—
Average	0.3	0.1	0.1	0.1	0.2	0.1
As of December 31,	0.3	0.1	0.3	0.1	0.2	0.1

During 2020, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate. During 2019, Northern Trust experienced one day of actual GFX trading loss in excess of the daily GFX VaR estimate.

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer subsidiary, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes, which averaged $1.1 million for the year ended December 31, 2020.
Northern Trust is also party to interest rate derivative contracts consisting mostly of interest rate swaps and swaptions entered into to meet clients’ interest rate risk management needs, but also including a small number of caps and floors. All interest rate derivative transactions are executed by Northern Trust's Treasury department. When Northern Trust enters into client transactions, its practice is to mitigate the resulting market risk with offsetting interbank derivative transactions with matching terms and maturities.

Strategic Risk
Strategic risk is the vulnerability of the organization to internal or external developments that render corporate strategy ineffective or unachievable. The consequences of strategic risk can be diminished long-term earnings and capital, as well as reputational damage to the firm. Strategic risk encompasses two main areas:

•Macroeconomic and geopolitical risk centers on external events or developments that would have a detrimental impact on financial markets and/or financial services firms.
•Business risk arises from internal, secular, competitive, or regulatory trends that impact Northern Trust’s stated strategy or its achievability.

Strategic Risk Framework and Governance
The Corporate Strategic Risk Framework has been developed in conjunction with the Corporation’s risk appetite and risk management policies, and defines the mission and expectations of the Strategic Risk Management function to identify and analyze the sources and consequences of strategic risk.
This is achieved through participation in the establishment and review of business line strategy, coordination of risk input to the evaluation of key strategic opportunities, and developing and maintaining a risk inventory and set of metrics which attempt to gauge the level of strategic risk within the organization.
In addition, the Strategic Risk Management function maintains the Global Event Response Program, which aims to anticipate and prepare for stress scenarios, and provide an outline for responding to them when they occur.
Both GERC and the Business Risk Committee are responsible for reviewing the general methods, guidelines and frameworks by which Northern Trust monitors and evaluates strategic risk.

82 2020 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may include statements which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified typically by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements, other than those related to historical facts, that relate to Northern Trust’s financial results and outlook; capital adequacy; dividend policy and share repurchase program; accounting estimates and assumptions; credit quality including allowance levels; future pension plan contributions; effective tax rate; anticipated expense levels; contingent liabilities; acquisitions; strategies; market and industry trends; and expectations regarding the impact of accounting pronouncements and legislation. These statements are based on Northern Trust’s current beliefs and expectations of future events or future results, and involve risks and uncertainties that are difficult to predict and subject to change. These statements are also based on assumptions about many important factors, including:
•the impact of the ongoing COVID-19 pandemic—and governmental and societal responses thereto—on Northern Trust’s business, financial condition, and results of operations;
•financial market disruptions or economic recession in the United States or other countries across the globe resulting from any of a number of factors;
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
•Northern Trust’s ability to address operating risks, including those related to cybersecurity, data security, human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;
•Northern Trust's success in responding to and investing in changes and advancements in technology;
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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war, and the responses of the United States and other countries to those events;
•the departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” and any negative effects thereof on global economic conditions, global financial markets, and our business and results of operations;
•changes in the nature and activities of Northern Trust’s competition;

2020 Annual Report | Northern Trust Corporation 83

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
•the effectiveness of Northern Trust’s management of its human capital, including its success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;
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
•risks and uncertainties inherent in the litigation and regulatory process, including the possibility that losses may be in excess of Northern Trust’s recorded liability and estimated range of possible loss for litigation exposures;
•risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary;
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•other factors identified elsewhere in this Annual Report on Form 10-K, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

84 2020 Annual Report | Northern Trust Corporation

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

TABLE 53: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2020	2019	2018
Net Interest Income
Interest Income - GAAP	$1,643.5	$2,499.9	$2,321.4
Add: FTE Adjustment	34.4	32.8	41.2
Interest Income (FTE) - Non-GAAP	$1,677.9	$2,532.7	$2,362.6

Net Interest Income - GAAP	$1,443.2	$1,677.9	$1,622.7
Add: FTE Adjustment	34.4	32.8	41.2
Net Interest Income (FTE) - Non-GAAP	$1,477.6	$1,710.7	$1,663.9

Net Interest Margin - GAAP	1.16%	1.57%	1.43%
Net Interest Margin (FTE) - Non-GAAP	1.19%	1.60%	1.46%

Total Revenue
Total Revenue - GAAP	$6,100.8	$6,073.1	$5,960.2
Add: FTE Adjustment	34.4	32.8	41.2
Total Revenue (FTE) - Non-GAAP	$6,135.2	$6,105.9	$6,001.4

2020 Annual Report | Northern Trust Corporation 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarterly Financial Data (Unaudited)
The following table presents quarterly financial data for years ended 2020 and 2019.

TABLE 54: QUARTERLY FINANCIAL DATA (UNAUDITED)

STATEMENTS OF INCOME	2020				2019
($ In Millions Except Per Share Information)	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Trust, Investment and Other Servicing Fees	$1,026.1	$1,003.8	$961.5	$1,003.6	$992.2	$975.5	$955.5	$928.9
Other Noninterest Income	161.4	152.7	172.5	176.0	134.7	144.7	133.7	130.0
Net Interest Income
Interest Income	352.6	355.4	406.3	529.2	576.1	620.8	640.2	662.8
Interest Expense	18.2	26.8	34.2	121.1	155.3	203.1	222.8	240.8
Net Interest Income	334.4	328.6	372.1	408.1	420.8	417.7	417.4	422.0
Revenue	1,521.9	1,485.1	1,506.1	1,587.7	1,547.7	1,537.9	1,506.6	1,480.9
Provision for Credit Losses	(2.5)	0.5	66.0	61.0	(1.0)	(7.0)	(6.5)	—
Noninterest Expense	1,151.0	1,094.7	1,036.9	1,065.6	1,072.3	1,036.3	1,006.2	1,028.7
Provision for Income Taxes	132.5	95.4	89.9	100.5	105.3	124.0	117.5	105.1
Net Income	$240.9	$294.5	$313.3	$360.6	$371.1	$384.6	$389.4	$347.1
Preferred Stock Dividends	4.7	16.2	4.8	30.5	5.8	17.4	5.9	17.3
Net Income Applicable to Common Stock	$236.2	$278.3	$308.5	$330.1	$365.3	$367.2	$383.5	$329.8
PER COMMON SHARE
Net Income – Basic	$1.13	$1.32	$1.47	$1.56	$1.71	$1.70	$1.76	$1.49
– Diluted	1.12	1.32	1.46	1.55	1.70	1.69	1.75	1.48
AVERAGE BALANCE SHEET ASSETS
Cash and Due from Banks	$2,434.5	$2,293.3	$2,966.7	$2,723.0	$2,292.6	$2,551.5	$2,784.3	$1,940.7
Federal Reserve and Other Central Bank Deposits and Other(1)	29,896.2	31,602.3	30,299.0	19,826.2	17,230.0	17,524.9	19,236.2	20,163.2
Interest-Bearing Due from and Deposits with Banks(2)	5,449.0	4,816.1	5,505.7	5,838.1	6,073.9	5,656.5	5,811.9	6,452.2
Federal Funds Sold	0.6	2.5	0.1	5.9	3.8	4.6	5.3	38.0
Securities Purchased under Agreements to Resell	1,565.8	1,789.8	985.8	661.7	942.1	812.3	645.6	940.1
Securities(3)	61,227.4	58,072.1	52,884.4	51,963.2	51,919.0	50,024.9	48,911.2	51,889.3
Loans and Leases	33,096.1	33,085.2	35,506.7	32,316.2	30,990.8	30,935.9	31,098.9	31,189.4
Allowance for Credit Losses	(222.7)	(218.4)	(160.2)	(109.9)	(105.5)	(111.2)	(115.1)	(114.0)
Other Assets	9,815.1	9,482.5	10,782.4	10,946.1	8,758.6	8,952.7	7,980.6	6,917.8
Total Assets	$143,262.0	$140,925.4	$138,770.6	$124,170.5	$118,105.3	$116,352.1	$116,358.9	$119,416.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand and Other Noninterest-Bearing	$26,997.5	$25,202.3	$21,856.7	$19,331.5	$17,462.9	$16,687.3	$17,826.5	$17,858.4
Savings, Money Market, and Other	24,984.3	24,305.4	24,017.0	20,251.2	18,130.2	17,802.7	15,950.9	14,372.8
Savings Certificates and Other Time	1,198.3	1,502.1	1,403.6	959.8	919.0	898.9	888.6	761.4
Non-U.S. Offices – Interest-Bearing	61,943.6	61,834.9	63,592.7	54,543.3	52,925.8	53,631.5	54,679.9	58,377.2
Total Deposits	115,123.7	112,844.7	110,870.0	95,085.8	89,437.9	89,020.4	89,345.9	91,369.8
Federal Funds Purchased	562.7	275.6	1,181.0	1,916.5	856.6	595.4	1,298.3	2,342.9
Securities Sold under Agreements to Repurchase	183.6	185.3	170.7	334.3	281.0	340.3	394.5	340.7
Other Borrowings	5,984.4	6,167.8	6,008.4	7,450.6	7,632.9	7,833.1	7,734.8	7,810.4
Senior Notes	3,315.4	3,666.3	3,332.9	2,615.1	2,584.6	2,587.7	2,361.4	2,014.1
Long-Term Debt	1,190.9	1,199.0	1,198.3	1,168.7	1,154.0	1,156.7	1,131.6	1,112.9
Floating Rate Capital Debt	277.8	277.7	277.7	277.7	277.7	277.7	277.6	277.6
Other Liabilities	5,090.4	4,906.1	4,690.2	4,534.8	4,948.0	3,853.0	3,276.7	3,719.5
Stockholders’ Equity	11,533.1	11,402.9	11,041.4	10,787.0	10,932.6	10,687.8	10,538.1	10,428.8
Total Liabilities and Stockholders’ Equity	$143,262.0	$140,925.4	$138,770.6	$124,170.5	$118,105.3	$116,352.1	$116,358.9	$119,416.7
(1) Federal Reserve and Other Central Bank Deposits and Other includes collateral deposits with certain securities depositories and clearing houses, which are classified in Other Assets on the consolidated balance sheets as of December 31, 2020, and 2019.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets as of December 31, 2020, and 2019..
(3) Securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in Other Assets on the consolidated balance sheets as of December 31, 2020 and 2019.

86 2020 Annual Report | Northern Trust Corporation

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Corporation has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2020 Annual Report | Northern Trust Corporation 87

Assessment of the allowance for credit losses for commercial loans and leases evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans and leases evaluated on a collective basis (the collective ACL) was $133.4 million of a total allowance for credit losses assigned to loans and leases of $190.7 million as of December 31, 2020. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is primarily based on internal loss data specific to the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into segments based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the exposure at default on a pool basis. For each segment, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The exposure at default for every quarter is based on contractual balances as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment of the loan portfolio.
We identified the assessment of the quantitative component of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative component of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the quantitative component of the collective ACL methodology, including the methods and models used to estimate the PD and LGD and their significant assumptions, including the multiple economic forecast scenarios and macroeconomic factors and their respective weightings, the reasonable and supportable period, the historical observation period, and borrower ratings for certain commercial loans and leases. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Corporation’s measurement of the quantitative component of the collective ACL estimate, including controls over:
•development of the quantitative component of the collective ACL methodology
•development of the PD and LGD models
•ongoing monitoring of the PD and LGD models
•development and approval of the multiple economic forecast scenarios, macroeconomic factors and their respective weightings
•determination and measurement of the significant assumptions used in the PD and LGD models
•analysis of the allowance for credit losses for loans and leases results.
We evaluated the Corporation’s process to develop the quantitative component of the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the quantitative component of the Corporation’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

88 2020 Annual Report | Northern Trust Corporation

•evaluating judgments made by the Corporation relative to the development and performance monitoring of the PD and LGD models
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting model documentation to determine whether the models were suitable for their intended use
•assessing the economic forecast scenarios, the economic input variables and their respective weightings through comparison to publicly available forecasts and the Corporation’s business environment
•evaluating the length of the historical observation period and reasonable and supportable period by comparing them to specific portfolio risk characteristics and trends
•testing individual borrower ratings for a selection of commercial loan and lease relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral, where applicable.
We also assessed the sufficiency of the audit evidence obtained related to the quantitative component of the collective ACL by evaluating the:
•cumulative results of the procedures
•qualitative aspects of the Corporation’s accounting practices
•potential bias in the accounting estimate

We have served as the Corporation’s auditor since 2002.

CHICAGO, ILLINOIS
FEBRUARY 23, 2021

2020 Annual Report | Northern Trust Corporation 89

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2020	2019
ASSETS
Cash and Due from Banks	$4,389.5	$4,459.2
Federal Reserve and Other Central Bank Deposits	55,503.6	33,886.0
Interest-Bearing Deposits with Banks	4,372.6	4,877.1
Federal Funds Sold	—	5.0
Securities Purchased under Agreements to Resell	1,596.5	707.8
Debt Securities
Available for Sale (Amortized cost of $41,155.7 and $38,722.2)	42,022.0	38,876.3
Held to Maturity (Fair value of $17,797.4 and $12,249.3)	17,791.1	12,284.5
Trading Account	0.5	0.3
Total Debt Securities	59,813.6	51,161.1
Loans and Leases
Commercial	15,262.0	14,001.3
Personal	18,497.7	17,408.3
Total Loans and Leases (Net of unearned income of $9.8 and $14.1)	33,759.7	31,409.6
Allowance for Credit Losses	(198.8)	(104.5)
Buildings and Equipment	514.9	483.3
Client Security Settlement Receivables	1,160.2	845.7
Goodwill	707.2	696.8
Other Assets	8,384.9	8,401.3
Total Assets	$170,003.9	$136,828.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$17,728.5	$14,114.7
Savings, Money Market and Other Interest-Bearing	28,631.8	21,441.5
Savings Certificates and Other Time	937.1	986.7
Non U.S. Offices — Noninterest-Bearing	25,382.2	12,177.4
— Interest-Bearing	71,198.4	60,400.3
Total Deposits	143,878.0	109,120.6
Federal Funds Purchased	260.2	552.9
Securities Sold Under Agreements to Repurchase	39.8	489.7
Other Borrowings	4,011.5	6,744.8
Senior Notes	3,122.4	2,573.0
Long-Term Debt	1,189.3	1,148.1
Floating Rate Capital Debt	277.8	277.7
Other Liabilities	5,536.6	4,830.6
Total Liabilities	158,315.6	125,737.4
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 0 and 16,000	—	388.5
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 208,289,178 and 209,709,046	408.6	408.6
Additional Paid-In Capital	963.6	1,013.1
Retained Earnings	12,207.7	11,656.7
Accumulated Other Comprehensive Income (Loss)	428.0	(194.7)
Treasury Stock (36,882,346 and 35,462,478 shares, at cost)	(3,204.5)	(3,066.1)
Total Stockholders’ Equity	11,688.3	11,091.0
Total Liabilities and Stockholders’ Equity	$170,003.9	$136,828.4
See accompanying notes to consolidated financial statements on pages 94-168.

90 2020 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7
Foreign Exchange Trading Income	290.4	250.9	307.2
Treasury Management Fees	45.4	44.5	51.8
Security Commissions and Trading Income	133.2	103.6	98.3
Other Operating Income	194.0	145.5	127.5
Investment Security Gains (Losses), net (Note)	(0.4)	(1.4)	(1.0)
Total Noninterest Income	4,657.6	4,395.2	4,337.5
Net Interest Income
Interest Income	1,643.5	2,499.9	2,321.4
Interest Expense	200.3	822.0	698.7
Net Interest Income	1,443.2	1,677.9	1,622.7
Provision for Credit Losses	125.0	(14.5)	(14.5)
Net Interest Income after Provision for Credit Losses	1,318.2	1,692.4	1,637.2
Noninterest Expense
Compensation	1,947.1	1,859.0	1,806.9
Employee Benefits	387.7	355.2	356.7
Outside Services	763.1	774.5	739.4
Equipment and Software	673.5	612.1	582.2
Occupancy	230.1	212.9	201.1
Other Operating Expense	346.7	329.8	330.6
Total Noninterest Expense	4,348.2	4,143.5	4,016.9
Income before Income Taxes	1,627.6	1,944.1	1,957.8
Provision for Income Taxes	418.3	451.9	401.4
NET INCOME	$1,209.3	$1,492.2	$1,556.4
Preferred Stock Dividends	56.2	46.4	46.4
Net Income Applicable to Common Stock	$1,153.1	$1,445.8	$1,510.0
PER COMMON SHARE
Net Income – Basic	$5.48	$6.66	$6.68
– Diluted	5.46	6.63	6.64
Average Number of Common Shares Outstanding – Basic	208,319,412	214,525,547	223,148,335
– Diluted	209,007,986	215,601,149	224,488,326
Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses prior to the adoption of ASU 2016-13	$—	$(0.3)	$(0.5)
Other Security Gains (Losses), net	(0.4)	(1.1)	(0.5)
Investment Security Gains (Losses), net	$(0.4)	$(1.4)	$(1.0)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Net Income	$1,209.3	$1,492.2	$1,556.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Debt Securities Available for Sale	527.8	228.9	(22.3)
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.5	(7.7)	(1.4)
Net Foreign Currency Adjustments	26.9	49.9	22.2
Net Pension and Other Postretirement Benefit Adjustments	67.5	(12.1)	(12.6)
Other Comprehensive Income	622.7	259.0	(14.1)
Comprehensive Income	$1,832.0	$1,751.2	$1,542.3
See accompanying notes to consolidated financial statements on pages 94-168.

2020 Annual Report | Northern Trust Corporation 91

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2018	$882.0	$408.6	$1,047.2	$9,685.1	$(414.3)	$(1,392.4)	$10,216.2
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	25.3	(25.3)	—	—
Change in Accounting Principle	—	—	—	(4.5)	—	—	(4.5)
Net income	—	—	—	1,556.4	—	—	1,556.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(14.1)	—	(14.1)
Dividends Declared:
Common Stock, $1.94 per share	—	—	—	(439.1)	—	—	(439.1)
Preferred Stock	—	—	—	(46.4)	—	—	(46.4)
Stock Awards and Options Exercised	—	—	21.3	—	—	142.8	164.1
Stock Purchased	—	—	—	—	—	(924.3)	(924.3)
Balance at December 31, 2018	$882.0	$408.6	$1,068.5	$10,776.8	$(453.7)	$(2,173.9)	$10,508.3
Net income	—	—	—	1,492.2	—	—	1,492.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	259.0	—	259.0
Dividends Declared:
Common Stock, $2.60 per share	—	—	—	(565.9)	—	—	(565.9)
Preferred Stock	—	—	—	(46.4)	—	—	(46.4)
Issuance of Preferred Stock, Series E	391.4	—	—	—	—	—	391.4
Stock Awards and Options Exercised	—	—	(55.4)	—	—	208.0	152.6
Stock Purchased	—	—	—	—	—	(1,100.2)	(1,100.2)
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Balance at January 1, 2020	1,273.4	408.6	1,013.1	11,646.6	(194.7)	(3,066.1)	11,080.9
Net income	—	—	—	1,209.3	—	—	1,209.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	622.7	—	622.7
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(592.0)	—	—	(592.0)
Preferred Stock	—	—	—	(44.7)	—	—	(44.7)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	161.4	111.9
Stock Purchased	—	—	—	—	—	(299.8)	(299.8)
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
See accompanying notes to consolidated financial statements on pages 94-168.

92 2020 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,209.3	$1,492.2	$1,556.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	0.4	1.4	1.0
Amortization and Accretion of Securities and Unearned Income, net	88.9	64.6	95.9
Provision for Credit Losses	125.0	(14.5)	(14.5)
Depreciation and Amortization	500.3	458.9	460.9
Change in Accrued Income Taxes	25.4	(70.7)	(130.0)
Pension Plan Contributions	(15.6)	(6.1)	(74.5)
Deferred Income Tax Provision	16.4	34.3	10.5
Change in Receivables	4.5	(50.3)	(197.0)
Change in Interest Payable	(23.6)	(23.6)	28.5
Change in Collateral With Derivative Counterparties, net	(17.8)	1,154.0	(699.6)
Other Operating Activities, net	(16.4)	(448.2)	729.9
Net Cash Provided by Operating Activities	1,896.8	2,592.0	1,767.5
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	5.0	129.0	(113.0)
Change in Securities Purchased under Agreements to Resell	(700.9)	357.3	218.7
Change in Interest-Bearing Deposits with Banks	712.6	(614.6)	1,073.8
Net Change in Federal Reserve and Other Central Bank Deposits	(19,845.2)	(3,683.2)	9,679.6
Purchases of Debt Securities – Held to Maturity	(40,187.9)	(14,154.3)	(21,463.1)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	35,658.6	16,290.9	20,036.7
Purchases of Debt Securities – Available for Sale	(10,886.8)	(12,811.0)	(12,596.9)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	8,748.2	11,057.2	8,958.7
Change in Loans and Leases	(2,316.7)	1,087.9	66.1
Purchases of Buildings and Equipment	(135.8)	(158.0)	(97.6)
Purchases and Development of Computer Software	(424.6)	(441.8)	(408.4)
Change in Client Security Settlement Receivables	(226.8)	821.0	(49.7)
Acquisition of a Business, Net of Cash Received	—	(10.5)	(104.2)
Bank-Owned Life Insurance Policy Premiums	—	(1,500.0)	—
Other Investing Activities, net	(322.7)	225.1	(873.6)
Net Cash (Used in) Provided by Investing Activities	(29,923.0)	(3,405.0)	4,327.1
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	32,137.9	4,263.6	(6,163.2)
Change in Federal Funds Purchased	(292.7)	(2,041.3)	308.1
Change in Securities Sold under Agreements to Repurchase	(450.0)	320.9	(665.2)
Change in Short-Term Other Borrowings	(2,698.3)	(1,184.5)	1,860.9
Redemption of Preferred Stock - Series C	(400.0)	—	—
Proceeds from Senior Notes	993.2	498.0	497.9
Repayments of Senior Notes	(508.6)	—	(314.3)
Proceeds from Issuance of Preferred Stock - Series E	—	392.5	—
Treasury Stock Purchased	(299.8)	(1,100.2)	(924.3)
Net Proceeds from Stock Options	19.5	44.0	32.6
Cash Dividends Paid on Common Stock	(584.6)	(529.7)	(405.4)
Cash Dividends Paid on Preferred Stock	(45.9)	(46.4)	(46.4)
Other Financing Activities, net	1.2	(1.0)	1.1
Net Cash Provided by (Used In) Financing Activities	27,871.9	615.9	(5,818.2)
Effect of Foreign Currency Exchange Rates on Cash	84.6	74.7	(212.9)
Change in Cash and Due from Banks	(69.7)	(122.4)	63.5
Cash and Due from Banks at Beginning of Year	4,459.2	4,581.6	4,518.1
Cash and Due from Banks at End of Year	$4,389.5	$4,459.2	$4,581.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$226.8	$845.5	$670.2
Income Taxes Paid	327.7	437.0	493.5
Transfers from Loans to OREO	0.2	3.5	11.4
Transfers from Available for Sale to Held to Maturity	301.5	160.8	—
Transfers to Leases Held For Sale from Leases	—	53.6	—
See accompanying notes to consolidated financial statements on pages 94-168.

2020 Annual Report | Northern Trust Corporation 93

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
D. Foreign Currency Remeasurement and Translation. Asset and liability accounts denominated in nonfunctional currencies are remeasured into functional currencies at period-end rates of exchange, except for certain balance sheet items including but not limited to buildings and equipment, goodwill and other intangible assets, which are remeasured at historical exchange rates. Results from remeasurement of asset and liability accounts are reported in Other Operating Income as currency translation gains (losses), net, on the consolidated statements of income. Income and expense accounts are remeasured at period-average rates of exchange.
Asset and liability accounts of entities with functional currencies that are not the U.S. dollar are translated at period-end rates of exchange. Income and expense accounts are translated at period-average rates of exchange. Translation adjustments, net of applicable taxes, are reported directly to accumulated other comprehensive income (AOCI), a component of stockholders’ equity.
E. Securities. Securities Available for Sale are reported at fair value, with unrealized gains and losses credited or charged, net of the tax effect, to AOCI. Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported within Investment Security Gains (Losses), net, on the consolidated statements of income. Interest income is recorded on the accrual basis, adjusted for the amortization of premium and accretion of discount.

94 2020 Annual Report | Northern Trust Corporation

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
Securities Held for Trading are reported at fair value. Realized and unrealized gains and losses on securities held for trading are reported within Security Commissions and Trading Income on the consolidated statements of income.
Nonmarketable Securities primarily consist of Federal Reserve Bank of Chicago and Federal Home Loan Bank stock and community development investments, each of which are recorded in Other Assets on the consolidated balance sheets. Federal Reserve Bank of Chicago and Federal Home Loan Bank stock are reported at cost, which represents redemption value. Community development investments are typically reported at amortized cost. Those community development investments that are designed to generate a return primarily through realization of tax credits and other tax benefits, which are discussed in further detail in Note 29, “Variable Interest Entities,” are amortized over the lives of the related tax credits and other tax benefits.
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
G. Derivative Financial Instruments. Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients, as part of its trading activity for its own account, and as part of its risk management activities. These instruments generally include foreign exchange contracts, interest rate contracts, total return swap contracts and credit default swap contracts. All derivative financial instruments, whether designated as hedges or not, are recorded at fair value within Other Assets and Other Liabilities on the consolidated balance sheets. Derivative asset and liability positions with the same counterparty are reflected on a net basis on the consolidated balance sheets in cases where legally enforceable master netting arrangements or similar agreements exist. These derivative assets and liabilities are further reduced by cash collateral received from, and deposited with, derivative counterparties. The accounting for changes in the fair value of a derivative on the consolidated statements of income depends on whether or not the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Derivative financial instruments are recorded within the line item, Other Operating Activities, net, on the consolidated statement of cash flows, except for net investment hedges which are recorded within Other Investing Activities, net.
Changes in the fair value of client-related and trading derivative instruments, which are not designated hedges under GAAP, are recognized currently in either Foreign Exchange Trading Income or Security Commissions and Trading Income on the consolidated statements of income. Changes in the fair value of derivative instruments entered into for risk management purposes but not designated as hedges are recognized currently in Other Operating Income on the consolidated statements of income. Certain derivative instruments used by Northern Trust to manage risk are formally designated and qualify for hedge accounting as fair value, cash flow, or net investment hedges.
Derivatives designated as fair value hedges are used to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in Interest Income or Interest Expense on the consolidated statements of income. For substantially all fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under GAAP. As a result, changes recorded in the fair value of the hedged item are assumed to equal the offsetting gain or loss on the derivative. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis in assessing whether these hedging relationships are highly effective at inception and quarterly thereafter.
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

2020 Annual Report | Northern Trust Corporation 95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value, cash flow, and net investment hedges are designated and formally documented as such contemporaneous with the transaction. The formal documentation describes the hedge relationship and identifies the hedging instruments and hedged items. Included in the documentation is a discussion of the risk management objectives and strategies for undertaking such hedges, the nature of the risk being hedged, and a description of the method for assessing hedge effectiveness at inception and on an ongoing basis. For hedges that do not qualify for the “shortcut” or the critical terms match methods of accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. Hedge accounting is discontinued if a derivative ceases to be highly effective, matures, is terminated or sold, if a hedged forecasted transaction is no longer expected to occur, or if Northern Trust removes the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in Foreign Exchange Trading Income or Security Commissions and Trading Income on the consolidated statements of income. For discontinued cash flow hedges, the accumulated gain or loss on the derivative remains in AOCI and is reclassified to earnings in the period in which the previously hedged forecasted transaction impacts earnings or is no longer probable of occurring. For discontinued fair value hedges, the previously hedged asset or liability ceases to be adjusted for changes in its fair value. Previous adjustments to the hedged item are amortized over the remaining life of the hedged item.
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
Loan Classification. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income. Loans classified as held for sale are reported at the lower of cost or fair value. Undrawn commitments relating to loans that are not held for sale are recorded in Other Liabilities and are carried at the amount of unamortized fees with an allowance for credit loss liability recognized for any estimated expected losses.
Nonaccrual Loans and Recognition of Income. Interest income on loans and leases is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonaccrual and interest income is recorded on a cash basis. Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. At the time a loan is determined to be nonaccrual, interest accrued but not collected is reversed against interest income in the current period. Interest collected on nonaccrual loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonaccrual loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. A loan is eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six payment periods) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial

96 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
condition and prospects of repayment under the revised terms, and there has been a sustained period of repayment performance (generally a minimum of six payment periods) under the revised terms.
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
I. Allowance for Credit Losses.
2020 Allowance for Credit Losses after the Adoption of Accounting Standards Update No. 2016-13
As of December 31, 2020, the allowance for credit losses represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period to project future conditions. Management determines the probability weights assigned to each scenario at each quarter-end. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences.
Allowance for Loans and Leases. The allowance estimation methodology for the collective assessment is primarily based on internally developed loss data specific to the Northern Trust financial asset portfolio from a historical observation

2020 Annual Report | Northern Trust Corporation 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into homogeneous segments based on similar risk characteristics or risk monitoring methods.
Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models for the individual loan segments were developed. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment of the loan portfolio.
The allowance related to credit exposure evaluated on an individual basis is determined through an individual evaluation of loans, leases, and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Northern Trust analyzes its exposure to credit losses from both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework.
As of December 31, 2020, for purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes an estimated drawdown of unused credit based on credit utilization factors, resulting in a proportionate amount of expected credit losses.
Allowance for HTM Securities. Debt securities held to maturity classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government and therefore an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
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
Allowance for Available for Sale Securities. Securities available for sale impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit related include, but are not limited to, the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred that is then based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security.
Allowance for Other Financial Assets. The allowance for other financial assets consists of the allowance for those other financial assets presented in Cash and Due from Banks, Other Central Bank Deposits, Interest-Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for other financial

98 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets primarily utilizes a similar approach as used for the debt securities held to maturity portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and expected to exhibit minimal to modest likelihood of loss.
The portion of the allowance assigned to loans and leases, debt securities held to maturity, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. The allowance for AFS securities is presented parenthetically with the amortized cost basis of AFS securities on the consolidated balance sheets.
The Provision for Credit Losses on the consolidated statements of income represents the change in the Allowance for Credit Losses on the consolidated balance sheets and is the charge to current period earnings. It represents the amount needed to maintain the Allowance for Credit Losses on the consolidated balance sheets at an appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates and the amount of the Provision for Credit Losses may be either greater than or less than actual net charge-offs.
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
Accrued Interest. Northern Trust elected not to measure an allowance for credit losses for accrued interest receivables related to its loan and securities portfolios as its policy is to write-off uncollectible accrued interest receivable balances in a timely manner. Accrued interest is written off by reversing interest income during the quarter the financial asset is moved from an accrual to a nonaccrual status.
2019 Allowance for Credit Losses prior to the Adoption of Accounting Standards Update No. 2016-13
Allowance for Loans and Leases under the Previous “Incurred Loss” Model. As of December 31, 2019, the Allowance for Credit Losses represented management’s estimate of probable losses which occurred as of the date of the consolidated financial statements. The loan and lease portfolio and other lending-related credit exposures were regularly reviewed to evaluate the level of the Allowance for Credit Losses. In determining an appropriate allowance level, Northern Trust evaluated the allowance necessary for impaired loans and lending-related commitments and also estimated losses inherent in other lending-related credit exposures. The allowance for credit losses consisted of the following components:
Specific Allowance. A loan was considered to be impaired when, based on existing information and events, management determined that it was probable that Northern Trust would be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status were critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, lease financing, net, non-U.S., and commercial-other classes related to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors. The specific allowance was determined through an individual evaluation of loans and lending-related commitments considered impaired that was based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans where the amount of specific allowance, if any, was determined based on the value of the underlying real estate collateral, third-party appraisals were typically obtained and utilized by management. These appraisals were generally less than twelve months old and were subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Inherent Allowance. The inherent allowance estimation methodology was based on internally developed loss data specific to the Northern Trust loan and lease portfolio. The estimation methodology and the related qualitative adjustment framework segregated the loan and lease portfolio into homogeneous segments. For each segment, the probability of default and the loss given default were applied to the total exposure at default to determine a quantitative inherent allowance. The quantitative inherent allowance was then reviewed within the qualitative adjustment framework, where management applied judgment by assessing internal risk factors, potential limitations in the quantitative methodology and environmental factors that were not fully contemplated in the quantitative methodology to compute an adjustment to the quantitative inherent allowance for each segment of the loan portfolio.
The results of the inherent allowance estimation methodology were reviewed quarterly by Northern Trust’s Loan Loss Reserve Committee, which included representatives from Credit Risk Management, reporting segment management, and Corporate Finance.

2020 Annual Report | Northern Trust Corporation 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans, leases, and other extensions of credit deemed uncollectible were charged to the Allowance for Credit Losses. Subsequent recoveries, if any, were credited to the allowance. Northern Trust’s policies relative to the charging-off of uncollectible loans and leases were consistent across both loan and lease segments. Determinations as to whether loan balances for which the collectability was in question were charged-off or a specific reserve was established were based on management’s assessment as to the level of certainty regarding the amount of loss. The Provision for Credit Losses, which was charged to income, was the amount necessary to adjust the allowance for credit losses to the level determined to be appropriate through the above processes.
As of December 31, 2019, for purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default included an estimated drawdown of unused credit based on a credit conversion factor. The proportionate amount of the quantitative methodology calculation after any required adjustment in the qualitative framework resulted in the required allowance for undrawn loan commitments and standby letters of credit as of the reporting date.
The portion of the allowance assigned to loans and leases was reported as a contra asset, directly following loans and leases in the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit was reported in Other Liabilities on the consolidated balance sheets.
Other-Than-Temporary Impairment (OTTI) related to Securities. As of December 31, 2019, a security was considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected was less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security was less than the security’s amortized cost basis and the investor intended, or more-likely-than-not would have been required, to sell the security before recovery of the security’s amortized cost basis. If OTTI existed, the charge to earnings was limited to the amount of credit loss if the investor did not intend to sell the security, and it was more-likely-than-not that it would not have been required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost was recognized in AOCI, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost was charged to earnings.
J. Standby Letters of Credit. Fees on standby letters of credit are recognized in Other Operating Income on the consolidated statements of income using the straight-line method over the lives of the underlying agreements. Northern Trust’s recorded other liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments.
K. Buildings and Equipment. Buildings and equipment owned are carried at original cost less accumulated depreciation. The charge for depreciation is computed using the straight-line method based on the following range of lives: buildings – up to 30 years; equipment – 3 to 10 years; and leasehold improvements – the shorter of the lease term or 15 years.
L. Other Real Estate Owned (OREO). OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of loans. OREO assets are carried at the lower of cost or fair value less estimated costs to sell and are recorded in Other Assets on the consolidated balance sheets. Fair value is typically based on third-party appraisals. Appraisals of OREO properties are updated on an annual basis and are subject to adjustments to reflect management’s judgment as to the realizable value of the properties. Losses identified during the 90-day period after the acquisition of such properties are charged against the Allowance for Credit Losses assigned to Loans and Leases. Subsequent write-downs that may be required to the carrying value of these assets and gains or losses realized from asset sales are recorded within Other Operating Expense on the consolidated statements of income.
M. Goodwill and Other Intangible Assets. Goodwill is not subject to amortization. Separately identifiable acquired intangible assets with finite lives are amortized over their estimated useful lives, primarily on a straight-line basis. Purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use, are capitalized. Software is amortized using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 10 years. Fees paid for the use of software services that do not convey a software license are expensed as incurred.
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

100 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tax positions taken or expected to be taken on a tax return are evaluated based on their likelihood of being sustained upon examination by tax authorities. Only tax positions that are considered more-likely-than-not to be sustained are recorded on the consolidated financial statements. A valuation allowance is established for deferred tax assets if it is more-likely-than-not that all or a portion will not be realized. Northern Trust recognizes any interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes on the consolidated statements of income.
Q. Cash Flow Statements. Cash and cash equivalents have been defined as “Cash and Due from Banks” on the consolidated balance sheets.
R. Pension and Other Postretirement Benefits. Northern Trust records the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheets. Funded pension and postretirement benefits are reported in Other Assets and unfunded pension and postretirement benefits are reported in Other Liabilities on the consolidated balance sheets. Plan assets and benefit obligations are measured annually at December 31. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Pension costs are recognized ratably over the estimated working lifetime of eligible participants.
S. Share-Based Compensation Plans. Northern Trust recognizes as expense the grant-date fair value of stock and stock unit awards and other share-based compensation granted to employees as Compensation on the consolidated statements of income. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the closing price of the Corporation’s stock on the date of grant adjusted for certain awards that do not accrue dividends while vesting. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The model utilizes weighted-average assumptions regarding the period of time that options granted are expected to be outstanding (expected term) based primarily on the historical exercise behavior attributable to previous option grants, the estimated yield from dividends paid on the Corporation’s stock over the expected term of the options, the historical volatility of Northern Trust’s stock price and the implied volatility of traded options on Northern Trust stock, and a risk free interest rate based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.
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
Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are paid on a current basis for restricted stock units granted prior to February 21, 2017 that are not yet vested. Dividend equivalents are accrued for performance stock unit awards, most restricted stock units granted on or after February 21, 2017 and director awards not yet vested, and are paid upon vesting. Certain restricted stock units granted on or after February 20, 2018 are not entitled to dividend equivalents during the vesting period. Cash flows resulting from the realization of excess tax benefits are classified as operating cash flows on the consolidated statements of cash flows.
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

2020 Annual Report | Northern Trust Corporation 101

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
Upon adoption of ASU 2016-13, Northern Trust recorded a $13.7 million increase in the allowance for credit losses with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes, on January 1, 2020. Northern Trust did not restate comparative periods for the effects of applying ASU 2016-13. There was no significant impact to Northern Trust’s consolidated statements of income. Please refer to Note 7 — Allowance for Credit Losses for further information.
On January 1, 2020, Northern Trust adopted ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 amends the subsequent measurement of goodwill whereby Step 2 from the goodwill impairment test is eliminated. As a result, the goodwill impairment test is performed by comparing the fair value of a reporting unit to its carrying value and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Upon adoption of ASU 2017-04, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
On January 1, 2020, Northern Trust adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. Upon adoption of ASU 2018-13, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
On January 1, 2020, Northern Trust adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Upon adoption of ASU 2018-15, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
On January 1, 2020, Northern Trust adopted ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (ASU 2018-17). ASU 2018-17 requires that indirect interests held through related parties in common control arrangements be considered on a proportional basis (rather than as the equivalent of a direct interest in its entirety) for determining whether fees paid to decision makers and service providers are variable interests. Upon adoption of ASU 2018-17, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
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

102 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transfer, debt securities classified as held to maturity that reference a rate affected by Reference Rate Reform and are classified as held to maturity before January 1, 2020.
The optional expedients in ASU 2020-04 for contract modifications and hedging relationships are applied prospectively, while the one-time election to sell or transfer, or both sell and transfer debt securities classified as held to maturity may be made at any time after March 12, 2020. The optional expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. Upon adoption of ASU 2020-04, there was no significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income. Northern Trust expects to elect the optional expedients provided in ASU 2020-04 and does not expect a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income as a result of electing such expedients.
On January 7, 2021, Northern Trust retrospectively adopted ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (ASU 2021-01). ASU 2021-01 clarifies the scope of Topic 848 to explicitly include those derivative instruments affected by changes in interest rates used for margining, discounting, or contract price alignment as eligible for certain optional expedients and exceptions in Topic 848. Upon adoption of ASU 2021-01, Northern Trust elected the expedients provided in Topic 848 with no significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2020, or 2019.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2020, Northern Trust’s available for sale debt securities portfolio included 2,260 Level 2 securities with an aggregate market value of $39.2 billion. All 2,260 debt securities were valued by external pricing vendors. As of December 31, 2019, Northern Trust’s available for sale debt securities portfolio included 1,704 Level 2 debt securities with an aggregate market value of $34.3 billion. All 1,704 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.5 million and $0.3 million as of December 31, 2020 and 2019, respectively were all valued using external pricing vendors.
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

2020 Annual Report | Northern Trust Corporation 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 26, “Commitments and Contingent Liabilities,” for further information.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2020 and 2019, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

104 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 55: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.73%			8.73%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$33.4 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.54%			8.54%
			Expected Duration	12	-	36 months	22 months
(1) Weighted average of expected duration based on scenario probability.
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by fair value hierarchy level.

TABLE 56: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,799.9	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	—	3,083.6	—	—	3,083.6
Government Sponsored Agency	—	24,956.7	—	—	24,956.7
Non-U.S. Government	—	714.0	—	—	714.0
Corporate Debt	—	2,539.6	—	—	2,539.6
Covered Bonds	—	553.1	—	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,345.8	—	—	2,345.8
Other Asset-Backed	—	3,997.5	—	—	3,997.5
Commercial Mortgage-Backed	—	1,031.8	—	—	1,031.8
Total Available for Sale	2,799.9	39,222.1	—	—	42,022.0
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	2,799.9	39,222.6	—	—	42,022.5
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,260.7	—	(3,505.3)	755.4
Interest Rate Contracts	—	297.5	—	(2.5)	295.0
Total Derivative Assets	—	4,558.2	—	(3,507.8)	1,050.4
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,722.5	—	(2,718.6)	2,003.9
Interest Rate Contracts	—	125.0	—	(98.5)	26.5
Other Financial Derivatives(1)	—	—	35.3	—	35.3
Total Derivative Liabilities	$—	$4,847.5	$35.3	$(2,817.1)	$2,065.7
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2020, derivative assets and liabilities shown above also include reductions of $1,867.8 million and $1,177.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

2020 Annual Report | Northern Trust Corporation 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2019
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$4,549.1	$—	$—	$—	$4,549.1
Obligations of States and Political Subdivisions	—	1,615.3	—	—	1,615.3
Government Sponsored Agency	—	23,271.2	—	—	23,271.2
Non-U.S. Government	—	3.3	—	—	3.3
Corporate Debt	—	2,402.7	—	—	2,402.7
Covered Bonds	—	769.9	—	—	769.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,127.6	—	—	2,127.6
Other Asset-Backed	—	3,330.5	—	—	3,330.5
Commercial Mortgage Backed	—	797.7	—	—	797.7
Other	—	9.0	—	—	9.0
Total Available for Sale	4,549.1	34,327.2	—	—	38,876.3
Trading Account	—	0.3	—	—	0.3
Total Available for Sale and Trading Debt Securities	4,549.1	34,327.5	—	—	38,876.6
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,234.8	—	(2,334.1)	900.7
Interest Rate Contracts	—	152.9	—	(3.9)	149.0
Total Derivatives Assets	—	3,387.7	—	(2,338.0)	1,049.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,182.2	—	(1,548.6)	1,633.6
Interest Rate Contracts	—	97.4	—	(57.3)	40.1
Other Financial Derivative(1)	—	—	33.4	(12.5)	20.9
Total Derivative Liabilities	$—	$3,279.6	$33.4	$(1,618.4)	$1,694.6
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the years ended December 31, 2020 and 2019.

TABLE 57: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2020	2019
Fair Value at January 1	$33.4	$32.8
Total (Gains) Losses:
Included in Earnings(1)	18.3	17.1
Purchases, Issues, Sales, and Settlements
Settlements	(16.4)	(16.5)
Fair Value at December 31	$35.3	$33.4
Unrealized Losses (Gains) Included in Earnings Related to Financial Instruments Held at December 31(1)	$18.6	$12.3
(1) Gains (losses) are recorded in Other Operating Income on the consolidated statements of income.
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

106 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of OREO properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 16.8% and 15.3% as of December 31, 2020 and December 31, 2019, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $24.6 million and $8.0 million at December 31, 2020 and 2019, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.

TABLE 58: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$24.6 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	–	20.0%	16.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2019
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$8.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	–	20.0%	15.3%
(1) Includes real estate collateral-based loans and other collateral-based loans.

2020 Annual Report | Northern Trust Corporation 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the fair values of all financial instruments.

TABLE 59: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2020
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,389.5	$4,389.5	$4,389.5	$—	$—
Federal Reserve and Other Central Bank Deposits	55,503.6	55,503.6	—	55,503.6	—
Interest-Bearing Deposits with Banks	4,372.6	4,372.6	—	4,372.6	—
Securities Purchased under Agreements to Resell	1,596.5	1,596.5	—	1,596.5	—
Debt Securities
Available for Sale(1)	42,022.0	42,022.0	2,799.9	39,222.1	—
Held to Maturity	17,791.1	17,797.4	90.0	17,707.4	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	33,558.0	34,017.5	—	—	34,017.5
Client Security Settlement Receivables	1,160.2	1,160.2	—	1,160.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	275.0	275.0	—	275.0	—
Community Development Investments	919.6	919.6	—	919.6	—
Employee Benefit and Deferred Compensation	215.8	228.9	138.6	90.3	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$71,742.5	$71,742.5	$71,742.5	$—	$—
Savings Certificates and Other Time	937.1	943.0	—	943.0	—
Non U.S. Offices Interest-Bearing	71,198.4	71,198.4	—	71,198.4	—
Federal Funds Purchased	260.2	260.2	—	260.2	—
Securities Sold Under Agreements to Repurchase	39.8	39.8	—	39.8	—
Other Borrowings	4,011.5	4,012.7	—	4,012.7	—
Senior Notes	3,122.4	3,222.6	—	3,222.6	—
Long-Term Debt
Subordinated Debt	1,189.3	1,250.1	—	1,250.1	—
Floating Rate Capital Debt	277.8	264.6	—	264.6	—
Other Liabilities
Standby Letters of Credit	22.4	22.4	—	—	22.4
Loan Commitments	77.0	77.0	—	—	77.0
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$15.6	$15.6	$—	$15.6	$—
Liabilities	311.8	311.8	—	311.8	—
Interest Rate Contracts
Assets	8.3	8.3	—	8.3	—
Liabilities	10.2	10.2	—	10.2	—
Other Financial Derivatives
Liabilities(2)	35.3	35.3	—	—	35.3
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,245.1	4,245.1	—	4,245.1	—
Liabilities	4,410.7	4,410.7	—	4,410.7	—
Interest Rate Contracts
Assets	289.2	289.2	—	289.2	—
Liabilities	114.8	114.8	—	114.8	—
(1) Refer to the table located on page 105 for the disaggregation of available for sale debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

108 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2019
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,459.2	$4,459.2	$4,459.2	$—	$—
Federal Reserve and Other Central Bank Deposits	33,886.0	33,886.0	—	33,886.0	—
Interest-Bearing Deposits with Banks	4,877.1	4,877.1	—	4,877.1	—
Federal Funds Sold	5.0	5.0	—	5.0	—
Securities Purchased under Agreements to Resell	707.8	707.8	—	707.8	—
Debt Securities
Available for Sale(1)	38,876.3	38,876.3	4,549.1	34,327.2	—
Held to Maturity	12,284.5	12,249.3	138.8	12,110.5	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	31,239.5	31,517.8	—	—	31,517.8
Client Security Settlement Receivables	845.7	845.7	—	845.7	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	301.2	301.2	—	301.2	—
Community Development Investments	749.3	749.3	—	749.3	—
Employee Benefit and Deferred Compensation	199.5	207.6	131.0	76.6	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$47,733.6	$47,733.6	$47,733.6	$—	$—
Savings Certificates and Other Time	986.7	994.2	—	994.2	—
Non U.S. Offices Interest-Bearing	60,400.3	60,400.3	—	60,400.3	—
Federal Funds Purchased	552.9	552.9	—	552.9	—
Securities Sold Under Agreements to Repurchase	489.7	489.7	—	489.7	—
Other Borrowings	6,744.8	6,745.9	—	6,745.9	—
Senior Notes	2,573.0	2,593.0	—	2,593.0	—
Long-Term Debt
Subordinated Debt	1,148.1	1,169.5	—	1,169.5	—
Floating Rate Capital Debt	277.7	262.1	—	262.1	—
Other Liabilities
Standby Letters of Credit	25.5	25.5	—	—	25.5
Loan Commitments	32.3	32.3	—	—	32.3
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$83.1	$83.1	$—	$83.1	$—
Liabilities	24.1	24.1	—	24.1	—
Interest Rate Contracts
Assets	20.5	20.5	—	20.5	—
Liabilities	21.1	21.1	—	21.1	—
Other Financial Derivatives
Liabilities(2)	33.4	33.4	—	—	33.4
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,151.7	3,151.7	—	3,151.7	—
Liabilities	3,158.1	3,158.1	—	3,158.1	—
Interest Rate Contracts
Assets	132.4	132.4	—	132.4	—
Liabilities	76.3	76.3	—	76.3	—
(1) Refer to the table located on page 106 for the disaggregation of available for sale debt securities.
(3) This line consists of swaps related to the sale of certain Visa Class B common shares.

2020 Annual Report | Northern Trust Corporation 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Securities
Debt Securities Available for Sale. The following tables provide the amortized cost, fair values, and remaining maturities of debt securities available for sale.

TABLE 60: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,728.8	$71.1	$—	$2,799.9
Obligations of States and Political Subdivisions	2,927.8	155.9	0.1	3,083.6
Government Sponsored Agency	24,595.1	388.5	26.9	24,956.7
Non-U.S. Government	713.6	1.1	0.7	714.0
Corporate Debt	2,459.9	79.8	0.1	2,539.6
Covered Bonds	543.1	10.0	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,281.7	64.7	0.6	2,345.8
Other Asset-Backed	3,953.5	46.8	2.8	3,997.5
Commercial Mortgage-Backed	952.2	79.7	0.1	1,031.8
Total	$41,155.7	$897.6	$31.3	$42,022.0

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,527.5	$26.7	$5.1	$4,549.1
Obligations of States and Political Subdivisions	1,604.0	24.6	13.3	1,615.3
Government Sponsored Agency	23,247.5	101.8	78.1	23,271.2
Non-U.S. Government	3.3	—	—	3.3
Corporate Debt	2,378.9	27.8	4.0	2,402.7
Covered Bonds	766.3	4.4	0.8	769.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,091.3	37.4	1.1	2,127.6
Other Asset-Backed	3,324.5	11.3	5.3	3,330.5
Commercial Mortgage-Backed	769.9	28.7	0.9	797.7
Other	9.0	—	—	9.0
Total	$38,722.2	$262.7	$108.6	$38,876.3

TABLE 61: REMAINING MATURITY OF DEBT SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$300.9	$303.2	$1,732.8	$1,767.0	$695.1	$729.7	$—	$—	$2,728.8	$2,799.9
Obligations of States and Political Subdivisions	7.9	8.0	252.1	266.8	2,578.4	2,718.4	89.4	90.4	2,927.8	3,083.6
Government Sponsored Agency	5,540.0	5,613.6	8,942.2	9,063.0	7,682.1	7,793.6	2,430.8	2,486.5	24,595.1	24,956.7
Non-U.S. Government	414.3	414.6	40.6	40.8	258.7	258.6	—	—	713.6	714.0
Corporate Debt	443.5	448.6	2,016.4	2,091.0	—	—	—	—	2,459.9	2,539.6
Covered Bonds	108.2	108.6	434.9	444.5	—	—	—	—	543.1	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	163.9	164.1	1,960.8	2,024.0	157.0	157.7	—	—	2,281.7	2,345.8
Other Asset-Backed	517.4	525.9	2,903.1	2,937.8	436.0	436.8	97.0	97.0	3,953.5	3,997.5
Commercial Mortgage-Backed	12.0	12.1	413.5	441.2	526.7	578.5	—	—	952.2	1,031.8
Total	$7,508.1	$7,598.7	$18,696.4	$19,076.1	$12,334.0	$12,673.3	$2,617.2	$2,673.9	$41,155.7	$42,022.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

110 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities Available for Sale with Unrealized Losses. The following table provides information regarding debt securities available for sale with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2020 and 2019.
TABLE 62: DEBT SECURITIES AVAILABLE FOR SALE IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$52.3	$0.1	$—	$—	$52.3	$0.1
Government Sponsored Agency	2,402.3	13.6	2,528.7	13.3	4,931.0	26.9
Non-U.S. Government	90.5	0.7	—	—	90.5	0.7
Corporate Debt	66.6	0.1	—	—	66.6	0.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	162.8	0.5	49.9	0.1	212.7	0.6
Other Asset-Backed	176.8	0.2	792.3	2.6	969.1	2.8
Commercial Mortgage-Backed	44.4	0.1	—	—	44.4	0.1
Total	$2,995.7	$15.3	$3,370.9	$16.0	$6,366.6	$31.3

AS OF DECEMBER 31, 2019	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$252.2	$2.8	$899.7	$2.3	$1,151.9	$5.1
Obligations of States and Political Subdivisions	902.4	13.3	—	—	902.4	13.3
Government Sponsored Agency	5,405.0	35.6	7,818.4	42.5	13,223.4	78.1
Corporate Debt	279.3	1.1	492.7	2.9	772.0	4.0
Covered Bonds	138.7	0.7	25.0	0.1	163.7	0.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	217.5	1.0	155.2	0.1	372.7	1.1
Other Asset-Backed	592.4	1.8	1,164.9	3.5	1,757.3	5.3
Commercial Mortgage-Backed	62.8	0.7	59.3	0.2	122.1	0.9
Total	$7,850.3	$57.0	$10,615.2	$51.6	$18,465.5	$108.6
As of December 31, 2020, 412 debt securities available for sale with a combined fair value of $6.4 billion were in an unrealized loss position, with their unrealized losses totaling $31.3 million. Unrealized losses related to debt securities available for sale of $26.9 million and $2.8 million related to government sponsored agency and other asset-backed securities, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2020, 16% of the corporate debt securities available for sale portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s debt securities available for sale portfolio as of December 31, 2020 are attributable to changes in overall market interest rates or credit spreads.
As of December 31, 2020, Northern Trust did not intend to sell any debt securities available for sale in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
There was no provision for corporate debt securities available for sale for the year ended December 31, 2020 and no allowance for credit losses for corporate debt securities available for sale as of December 31, 2020.

2020 Annual Report | Northern Trust Corporation 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities Held to Maturity. The following tables provide the amortized cost, fair values and remaining maturities of debt securities held to maturity.

TABLE 63: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF DEBT SECURITIES HELD TO MATURITY

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$90.0	$—	$—	$90.0
Obligations of States and Political Subdivisions	2.1	0.1	—	2.2
Government Sponsored Agency	3.0	0.3	—	3.3
Non-U.S. Government	8,336.6	7.3	0.2	8,343.7
Corporate Debt	588.0	6.5	0.1	594.4
Covered Bonds	3,184.6	24.6	0.3	3,208.9
Certificates of Deposit	807.2	—	—	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,648.0	43.5	0.9	3,690.6
Other Asset-Backed	677.0	0.9	—	677.9
Other	454.6	1.1	76.5	379.2
Total	$17,791.1	$84.3	$78.0	$17,797.4

	DECEMBER 31, 2019
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$138.8	$—	$—	$138.8
Obligations of States and Political Subdivisions	10.1	0.2	—	10.3
Government Sponsored Agency	4.1	0.2	—	4.3
Non-U.S. Government	4,076.0	5.3	2.5	4,078.8
Corporate Debt	405.1	1.4	0.3	406.2
Covered Bonds	3,006.7	16.1	2.4	3,020.4
Certificates of Deposit	262.9	—	—	262.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,285.4	21.7	2.1	3,305.0
Other Asset-Backed	804.3	0.7	0.3	804.7
Other	291.1	0.1	73.3	217.9
Total	$12,284.5	$45.7	$80.9	$12,249.3
As of December 31, 2020, the $17.8 billion debt securities held to maturity portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

TABLE 64: REMAINING MATURITY OF DEBT SECURITIES HELD TO MATURITY

DECEMBER 31, 2020	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$90.0	$90.0	$—	$—	$—	$—	$—	$—	$90.0	$90.0
Obligations of States and Political Subdivisions	1.4	1.4	0.7	0.8	—	—	—	—	2.1	2.2
Government Sponsored Agency	0.5	0.5	1.3	1.4	0.8	0.9	0.4	0.5	3.0	3.3
Non-U.S. Government	8,065.4	8,065.5	271.2	278.2	—	—	—	—	8,336.6	8,343.7
Corporate Debt	126.2	126.3	461.8	468.1	—	—	—	—	588.0	594.4
Covered Bonds	1,283.7	1,289.5	1,836.3	1,854.7	64.6	64.7	—	—	3,184.6	3,208.9
Certificates of Deposit	807.2	807.2	—	—	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	943.2	947.2	2,354.8	2,393.4	350.0	350.0	—	—	3,648.0	3,690.6
Other Asset-Backed	239.4	239.7	433.4	433.9	4.2	4.3	—	—	677.0	677.9
Other	36.6	36.0	247.7	230.3	53.7	48.2	116.6	64.7	454.6	379.2
Total	$11,593.6	$11,603.3	$5,607.2	$5,660.8	$473.3	$468.1	$117.0	$65.2	$17,791.1	$17,797.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

112 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2020, $301.5 million securities reflected in U.S. government were transferred from available for sale to held to maturity, all of which were transferred in the second quarter of 2020. During the year ended December 31, 2019, $160.8 million securities reflected in covered bonds were transferred from available for sale to held to maturity.

Credit Quality Indicators. The following table provides the amortized cost of debt securities held to maturity by credit rating.

TABLE 65: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 93% of the held to maturity portfolio at December 31, 2020 comprised of securities rated A or higher. The remaining held to maturity debt securities portfolio was comprised of 7% not rated by Moody’s Investors Service, Standard and Poor’s, or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Investment Security Gains and Losses. Proceeds of $879.9 million, $1.2 billion, and $307.3 million in 2020, 2019, and 2018, respectively, from the sale of debt securities resulted in the following gains and losses shown in the following table.

TABLE 66: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2020	2019	2018
Gross Realized Debt Securities Gains	$3.4	$2.4	$1.5
Gross Realized Debt Securities Losses	(3.8)	(3.5)	(2.0)
Changes in Other-Than-Temporary Impairment Losses(1)	—	(0.3)	(0.5)
Net Investment Security (Losses) Gains	$(0.4)	$(1.4)	$(1.0)
(1) Other-than-temporary impairment losses relate to certain Community Reinvestment Act (CRA) eligible held to maturity debt securities.

2020 Annual Report | Northern Trust Corporation 113

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

TABLE 67: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2020	2019
Balance at December 31	$1,596.5	$707.8
Average Balance During the Year	1,253.1	835.0
Average Interest Rate Earned During the Year	0.31%	2.10%
Maximum Month-End Balance During the Year	$2,055.6	$1,290.0

TABLE 68: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2020	2019
Balance at December 31	$39.8	$489.7
Average Balance During the Year	218.3	339.0
Average Interest Rate Paid During the Year	0.47%	1.89%
Maximum Month-End Balance During the Year	$269.8	$489.7

TABLE 69: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
($ In Millions)	December 31, 2020	December 31, 2019
U.S. Treasury and Agency Securities	$39.8	$489.7
Total Borrowings	39.8	489.7
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 28	39.8	489.7
Amounts related to agreements not included in Note 28	—	—

114 2020 Annual Report | Northern Trust Corporation

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
TABLE 70: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2020	2019
Commercial
Commercial and Institutional	$10,058.3	$9,091.1
Commercial Real Estate	3,558.4	3,104.3
Non-U.S.	1,345.7	1,576.3
Lease Financing, net	11.4	65.6
Other	288.2	164.0
Total Commercial	15,262.0	14,001.3
Personal
Private Client	11,815.1	11,071.4
Residential Real Estate	6,035.7	6,095.0
Non-U.S.	597.9	174.8
Other	49.0	67.1
Total Personal	18,497.7	17,408.3
Total Loans and Leases	$33,759.7	$31,409.6

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2020 and 2019, equity credit lines totaled $304.4 million and $448.5 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% and 97%, respectively, of the total equity credit lines as of those dates.
Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, totaling $1.1 billion at each of December 31, 2020 and 2019. Demand deposit overdrafts reclassified as loan balances totaled $26.4 million and $90.4 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020, there were no loans or leases classified as held for sale. As of December 31, 2019, there were no loans and $53.6 million of leases, respectively, classified as held for sale related to the decision to sell substantially all of the lease portfolio.

2020 Annual Report | Northern Trust Corporation 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net investment in direct finance and leveraged leases are as follows:

TABLE 71: DIRECT FINANCE AND LEVERAGED LEASES

	DECEMBER 31,
(In Millions)	2020	2019
Direct Finance Leases
Lease Receivable	$—	$1.5
Residual Value	—	21.3
Initial Direct Costs	—	0.2
Unearned Income	—	—
Investment in Direct Finance Leases	—	23.0
Leveraged Leases
Net Rental Receivable	11.8	19.1
Residual Value	—	33.1
Unearned Income	(0.4)	(9.6)
Investment in Leveraged Leases	11.4	42.6
Lease Financing, net	$11.4	$65.6

Paycheck Protection Program. In response to the COVID-19 pandemic, Northern Trust became a lender under the Paycheck Protection Program, as amended (PPP), which was created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and is administered by the U.S. Small Business Administration (SBA). Loans issued under the PPP are funded by Northern Trust directly to participating borrowers. The PPP loans are guaranteed by the SBA and borrowers are eligible to apply for PPP loan forgiveness for up to the full principal amount and accrued interest of the PPP loan.
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA will have at least 90 days to respond as to the approval or denial of such application. 41 PPP loan forgiveness applications went through the forgiveness process as of December 31, 2020, and 36 of those loans, totaling $6.7 million, were fully forgiven by the SBA as of such date.
As of December 31, 2020, Northern Trust had 1,087 outstanding loans totaling $207.1 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.2 million. For its origination efforts, Northern Trust received approximately $2.6 million in SBA fees, net of service charges, as of December 31, 2020.
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

116 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Loan and lease segment and class balances as of December 31, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

2020 Annual Report | Northern Trust Corporation 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 72: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$663.8	$546.0	$204.6	$96.0	$396.0	$448.8	$3,742.4	$5.5	$6,103.1
4 to 5 Category	793.4	505.1	354.1	405.4	134.6	167.3	1,238.7	32.3	3,630.9
6 to 9 Category	34.3	119.8	37.3	42.8	23.0	6.0	61.1	—	324.3
Total Commercial and Institutional	1,491.5	1,170.9	596.0	544.2	553.6	622.1	5,042.2	37.8	10,058.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	406.3	109.2	27.6	36.5	11.8	99.4	124.3	8.7	823.8
4 to 5 Category	703.1	811.8	332.7	107.4	184.5	382.8	60.4	11.4	2,594.1
6 to 9 Category	15.3	55.2	32.0	25.8	—	12.2	—	—	140.5
Total Commercial Real Estate	1,124.7	976.2	392.3	169.7	196.3	494.4	184.7	20.1	3,558.4
Non-U.S.
Risk Rating:
1 to 3 Category	555.2	16.8	—	11.1	—	—	78.5	—	661.6
4 to 5 Category	313.1	0.7	2.0	—	—	157.9	39.2	1.8	514.7
6 to 9 Category	—	23.1	—	—	—	—	146.3	—	169.4
Total Non-U.S.	868.3	40.6	2.0	11.1	—	157.9	264.0	1.8	1,345.7
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.4	—	—	11.4
Total Lease Financing, net	—	—	—	—	—	11.4	—	—	11.4
Other
Risk Rating:
1 to 3 Category	81.7	—	—	—	—	—	—	—	81.7
4 to 5 Category	206.5	—	—	—	—	—	—	—	206.5
Total Other	288.2	—	—	—	—	—	—	—	288.2
Total Commercial	3,772.7	2,187.7	990.3	725.0	749.9	1,285.8	5,490.9	59.7	15,262.0
Personal
Private Client
Risk Rating:
1 to 3 Category	668.6	273.7	51.7	60.4	10.2	136.1	5,392.8	47.9	6,641.4
4 to 5 Category	492.1	479.9	117.3	60.4	77.5	77.5	3,564.7	207.3	5,076.7
6 to 9 Category	6.0	0.5	22.1	3.2	—	—	63.7	1.5	97.0
Total Private Client	1,166.7	754.1	191.1	124.0	87.7	213.6	9,021.2	256.7	11,815.1
Residential Real Estate
Risk Rating:
1 to 3 Category	1,554.3	317.4	42.9	109.9	205.1	627.8	152.8	1.7	3,011.9
4 to 5 Category	854.6	359.5	115.8	163.2	209.7	896.5	273.1	7.4	2,879.8
6 to 9 Category	15.3	8.3	0.7	0.5	1.9	94.8	22.5	—	144.0
Total Residential Real Estate	2,424.2	685.2	159.4	273.6	416.7	1,619.1	448.4	9.1	6,035.7
Non-U.S.
Risk Rating:
1 to 3 Category	23.3	14.9	—	—	—	1.8	275.6	—	315.6
4 to 5 Category	12.7	26.0	11.8	0.5	0.5	7.9	217.5	5.1	282.0
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	36.0	40.9	11.8	0.5	0.5	10.0	493.1	5.1	597.9
Other
Risk Rating:
1 to 3 Category	34.6	—	—	—	—	—	—	—	34.6
4 to 5 Category	14.4	—	—	—	—	—	—	—	14.4
Total Other	49.0	—	—	—	—	—	—	—	49.0
Total Personal	3,675.9	1,480.2	362.3	398.1	504.9	1,842.7	9,962.7	270.9	18,497.7
Total Loans and Leases	$7,448.6	$3,667.9	$1,352.6	$1,123.1	$1,254.8	$3,128.5	$15,453.6	$330.6	$33,759.7
Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows

118 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For credit quality indicator information that was required under the former provisions of ASC Topic 310, please refer to Note 6, “Loans and Leases” included under Item 8, “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2019.
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans and leases that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of December 31, 2020 and 2019.
TABLE 73: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2020
Commercial
Commercial and Institutional	$9,877.0	$153.7	$1.2	$—	$10,031.9	$26.4	$10,058.3	$9.1
Commercial Real Estate	3,516.2	2.0	—	—	3,518.2	40.2	3,558.4	32.3
Non-U.S.	1,345.7	—	—	—	1,345.7	—	1,345.7	—
Lease Financing, net	11.4	—	—	—	11.4	—	11.4	—
Other	288.2	—	—	—	288.2	—	288.2	—
Total Commercial	15,038.5	155.7	1.2	—	15,195.4	66.6	15,262.0	41.4
Personal
Private Client	11,765.4	29.1	9.9	7.8	11,812.2	2.9	11,815.1	2.9
Residential Real Estate	5,946.0	23.5	2.9	1.1	5,973.5	62.2	6,035.7	53.8
Non-U.S.	596.7	1.2	—	—	597.9	—	597.9	—
Other	49.0	—	—	—	49.0	—	49.0	—
Total Personal	18,357.1	53.8	12.8	8.9	18,432.6	65.1	18,497.7	56.7
Total Loans and Leases	$33,395.6	$209.5	$14.0	$8.9	$33,628.0	$131.7	$33,759.7	$98.1
			Other Real Estate Owned			$0.7
			Total Nonaccrual Assets			$132.4

2020 Annual Report | Northern Trust Corporation 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2019
Commercial
Commercial and Institutional	$9,068.3	$4.1	$9.9	$1.2	$9,083.5	$7.6	$9,091.1	$0.8
Commercial Real Estate	3,089.6	2.3	4.1	4.7	3,100.7	3.6	3,104.3	2.4
Non-U.S.	1,576.3	—	—	—	1,576.3	—	1,576.3	—
Lease Financing, net	65.6	—	—	—	65.6	—	65.6	—
Other	164.0	—	—	—	164.0	—	164.0	—
Total Commercial	13,963.8	6.4	14.0	5.9	13,990.1	11.2	14,001.3	3.2
Personal
Private Client	11,027.9	33.2	9.5	0.3	11,070.9	0.5	11,071.4	0.5
Residential Real Estate	5,997.7	19.8	4.9	1.2	6,023.6	71.4	6,095.0	66.4
Non-U.S	174.1	0.2	—	—	174.3	0.5	174.8	0.5
Other	67.1	—	—	—	67.1	—	67.1	—
Total Personal	17,266.8	53.2	14.4	1.5	17,335.9	72.4	17,408.3	67.4
Total Loans and Leases	$31,230.6	$59.6	$28.4	$7.4	$31,326.0	$83.6	$31,409.6	$70.6
			Other Real Estate Owned			$3.2
			Total Nonaccrual Assets			$86.8
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $4.6 million in 2020, $7.3 million in 2019, and $8.0 million in 2018.

Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of December 31, 2020 was immaterial to Northern Trust’s financial statements.

Nonaccrual Loans and Troubled Debt Restructurings (TDRs). A loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring (TDR). Included within nonaccrual loans were $38.9 million and $54.9 million of nonaccrual TDRs and $29.3 million and $27.7 million of accrual TDRs as of December 31, 2020 and 2019, respectively. There were $10.4 million and $8.2 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2020 and 2019, respectively, issued to borrowers with TDR modifications of loans.

120 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the years ended December 31, 2020, and 2019, and the recorded investments and unpaid principal balances as of December 31, 2020 and 2019.

TABLE 74: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2020
Commercial
Commercial and Institutional	3	$24.3	$24.5
Total Commercial	3	24.3	24.5
Personal
Residential Real Estate	22	16.2	16.7
Total Personal	22	16.2	16.7
Total Loans and Leases	25	$40.5	$41.2
Note: Period-end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2019
Commercial
Commercial and Institutional	1	$7.5	$8.8
Commercial Real Estate	2	—	—
Total Commercial	3	7.5	8.8
Personal
Residential Real Estate	45	37.4	38.8
Total Personal	45	37.4	38.8
Total Loans and Leases	48	$44.9	$47.6
Note: Period-end balances reflect all paydowns and charge-offs during the year.

TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the year ended December 31, 2020, the TDR modifications of loans within residential real estate were primarily extensions of term, other modifications, deferrals of principal, and interest rate concessions. During the year ended December 31, 2020, TDR modifications of loans within commercial and institutional were other modifications and extensions of term.
During the year ended December 31, 2019, the TDR modifications of loans within residential real estate were primarily other modifications, extensions of term, deferrals of principal, and interest rate concessions. During the year ended December 31, 2019, TDR modifications of loans within commercial and institutional and commercial real estate were other modifications, extensions of term, and deferrals of principal.
There were zero loans or leases TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2020.
There were five loans or leases TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2019. The total recorded investment for these loans was approximately $5.8 million and the unpaid principal balance for these loans was approximately $6.1 million.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of December 31, 2020 and 2019, Northern Trust held foreclosed real estate properties with a carrying value of $0.7 million and $3.2 million, respectively, as a result of obtaining physical possession. In addition, as of December 31, 2020 and 2019, Northern Trust had loans with a carrying value of $7.9 million and $18.1 million, respectively, for which formal foreclosure proceedings were in process.

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

2020 Annual Report | Northern Trust Corporation 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under section 4013 of the CARES Act, relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification applies for loans that were not more than 30 days past due as of December 31, 2019. The TDR relief under the CARES Act applies to COVID-19-related modifications that were made from March 1, 2020 until the earlier of (a) January 1, 2022 (this date was updated from December 31, 2020, after the Consolidated Appropriations Act, 2021 was enacted on December 27, 2020) or (b) 60 days from the date the COVID-19 national emergency officially ends.
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
The following tables provide, by segment and class, the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of December 31, 2020, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule).
TABLE 75: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS IN ACTIVE DEFERRAL STATUS

	DECEMBER 31, 2020
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	1	$6.0	$—	$—
Commercial Real Estate	1	0.7	—	—
Total Commercial	2	$6.7	$—	$—

Personal
Private Client	8	$8.9	$0.1	$0.1
Residential Real Estate	21	5.1	0.1	0.1
Total Personal	29	$14.0	$0.2	$0.2
Total Loans	31	$20.7	$0.2	$0.2

TABLE 76: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	DECEMBER 31, 2020
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	99	$249.3	$0.1	$2.2
Commercial Real Estate	97	467.8	—	3.2
Total Commercial	196	$717.1	$0.1	$5.4

Personal
Private Client	27	$171.9	$—	$1.1
Residential Real Estate	412	182.7	1.6	2.2
Total Personal	439	$354.6	$1.6	$3.3
Total Loans	635	$1,071.7	$1.7	$8.7

Not included in the table above are 57 loans with a previous $63.0 million loan balance that had been granted payment deferrals but have since paid off.

122 2020 Annual Report | Northern Trust Corporation

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

Allowance and Provision for Credit Losses. The allowance for credit losses — which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposures, and specific borrower relationships — is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period of currently two years to project future conditions. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast, consistent with Northern Trust’s economic outlook publications, assumes continued economic recovery from the challenges of COVID-19, with steady growth and a falling unemployment rate over the forecast horizon. An alternative scenario is also considered, which contemplates a resurgence of the virus, causing a double-dip recession.
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Credit Risk Management, Treasury, Corporate Finance, the Economic Research group, and each of Northern Trust’s business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s Macroeconomic Scenario Development Committee, and also reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.

The following table provides information regarding changes in the total allowance for credit losses.

TABLE 77: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	102.3	28.8	6.6	0.4	138.1
Charge-Offs	(9.7)	—	—	—	(9.7)
Recoveries	6.5	—	—	—	6.5
Net Recoveries (Charge-Offs)	(3.2)	—	—	—	(3.2)
Provision for Credit Losses	91.6	32.3	0.7	0.4	125.0
Balance at End of Period	$190.7	$61.1	$7.3	$0.8	$259.9

2020 Annual Report | Northern Trust Corporation 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$112.6	$25.6	$138.2
Charge-Offs	(6.5)	—	(6.5)
Recoveries	7.2	—	7.2
Net Recoveries (Charge-Offs)	0.7	—	0.7
Provision for Credit Losses	(8.8)	(5.7)	(14.5)
Balance at End of Period	$104.5	$19.9	$124.4

	2018
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$131.2	$22.6	$153.8
Charge-Offs	(10.1)	—	(10.1)
Recoveries	9.0	—	9.0
Net Recoveries (Charge-Offs)	(1.1)	—	(1.1)
Provision for Credit Losses	(17.5)	3.0	(14.5)
Balance at End of Period	$112.6	$25.6	$138.2
The current-year provision primarily reflected an increase in the reserve evaluated on a collective basis. The increase in the collective basis reserve was primarily driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases primarily in the commercial and institutional and commercial real estate portfolios.

For credit exposure and the associated allowance related to fee receivables, please refer to Note 18, “Revenue from Contracts with Clients.” For information related to the allowance for debt securities available for sale, please refer to Note 4, “Securities.” For all other financial assets recognized at amortized cost, which include Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.

Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment.
TABLE 78: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	52.2	50.1	102.3	27.7	1.1	28.8
Charge-Offs	(6.3)	(3.4)	(9.7)	—	—	—
Recoveries	2.4	4.1	6.5	—	—	—
Net Recoveries (Charge-Offs)	(3.9)	0.7	(3.2)	—	—	—
Provision for Credit Losses	93.9	(2.3)	91.6	29.9	2.4	32.3
Balance at End of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1

124 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$57.6	$55.0	$112.6	$21.1	$4.5	$25.6
Charge-Offs	(3.0)	(3.5)	(6.5)	—	—	—
Recoveries	0.9	6.3	7.2	—	—	—
Net Recoveries (Charge-Offs)	(2.1)	2.8	0.7	—	—	—
Provision for Credit Losses	2.6	(11.4)	(8.8)	(5.3)	(0.4)	(5.7)
Balance at End of Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9

	2018
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$63.5	$67.7	$131.2	$17.3	$5.3	$22.6
Charge-Offs	(0.9)	(9.2)	(10.1)	—	—	—
Recoveries	1.7	7.3	9.0	—	—	—
Net Recoveries (Charge-Offs)	0.8	(1.9)	(1.1)	—	—	—
Provision for Credit Losses	(6.7)	(10.8)	(17.5)	3.8	(0.8)	3.0
Balance at End of Period	$57.6	$55.0	$112.6	$21.1	$4.5	$25.6
The increase to the allowance for both loans and leases and undrawn loan commitments and standby letters of credit for 2020 was primarily due to an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts. The largest increases were in the commercial and institutional and commercial real estate portfolios for the allowance for loans and leases and the commercial and institutional portfolio for the allowance for undrawn loan commitments and standby letters of credit.
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of December 31, 2020 and 2019.

TABLE 79: RECORDED INVESTMENTS IN LOANS AND LEASES

	DECEMBER 31, 2020			DECEMBER 31, 2019
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$66.6	$65.1	$131.7	$10.4	$81.8	$92.2
Evaluated on a Collective Basis	15,195.4	18,432.6	33,628.0	13,990.9	17,326.5	31,317.4
Total Loans and Leases	15,262.0	18,497.7	33,759.7	14,001.3	17,408.3	31,409.6
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Basis	8.8	0.3	9.1	3.4	1.6	5.0
Evaluated on a Collective Basis	133.4	48.2	181.6	54.7	44.8	99.5
Allowance Assigned to Loans and Leases	142.2	48.5	190.7	58.1	46.4	104.5
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	1.6	—	1.6	1.9	—	1.9
Evaluated on a Collective Basis	56.0	3.5	59.5	13.9	4.1	18.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	57.6	3.5	61.1	15.8	4.1	19.9
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$199.8	$52.0	$251.8	$73.9	$50.5	$124.4

2020 Annual Report | Northern Trust Corporation 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Debt Securities Held to Maturity Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for debt securities held to maturity during 2020.

TABLE 80: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO DEBT SECURITIES HELD TO MATURITY

	2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	—	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	—	4.6	6.6
Provision for Credit Losses	—	(0.1)	0.3	0.1	0.4	0.7
Balance at End of Period	$0.8	$0.2	$1.2	$0.1	$5.0	$7.3
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
The allowance attributable to debt securities held to maturity for the twelve months ended December 31, 2020 was primarily due to the reserve evaluated on a collective basis driven by current and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts.

Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $0.8 million as of December 31, 2020.

Accrued Interest. Northern Trust elected not to measure an allowance for credit losses for accrued interest receivables related to its loan and securities portfolios as its policy is to write-off uncollectible accrued interest receivable balances in a timely manner. The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.

TABLE 81: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2020	DECEMBER 31, 2019
Loans and Leases	$55.3	$84.5
Debt Securities
Held to Maturity	$73.8	$82.3
Available for Sale	106.3	119.0
Other Financial Assets	$1.4	$14.7
The amount of accrued interest reversed through interest income for loans and leases was immaterial and there was no accrued interest reversed through interest income related to any other financial assets during 2020.
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

126 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Banks and Bank Holding Companies. At December 31, 2020, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $4.4 billion, demand balances maintained at correspondent banks of $4.3 billion, and Securities Purchased under Agreements to Resell of $1.6 billion. At December 31, 2019, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $4.9 billion, demand balances maintained at correspondent banks of $4.3 billion, Securities Purchased under Agreements to Resell of $707.8 million, and Federal Funds Sold of $5.0 million. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.0 billion at December 31, 2020 and 2019, representing 19% and 20%, respectively, of total U.S. loans and leases. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of the $6.0 billion residential real estate loans at December 31, 2020, $1.6 billion were in Florida, $1.3 billion were in California, and $894.9 million were in the greater Chicago area, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $676.1 million and $714.2 million at December 31, 2020 and 2019, respectively.
Commercial Real Estate. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and New York markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.

The table below provides additional detail regarding commercial real estate loan types. During the first quarter of 2020, the Corporation implemented a change in the classification of certain loans and leases to specific segments to enhance the consistency of its reporting across various regulatory regimes. As a result, commercial real estate balances as of December 31, 2019 below have been adjusted to conform to the presentation for periods ended after such date. The adjustments generally reflect reclassification of loans from the commercial real estate class to commercial and institutional, residential real estate, and private client classes. There was no impact on total Loans and Leases previously reported.

TABLE 82: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2020	2019
Commercial Mortgages
Office	$831.3	$754.3
Apartment/ Multi-family	906.8	646.5
Retail	561.3	573.3
Industrial/ Warehouse	344.2	278.0
Other	409.9	420.1
Total Commercial Mortgages	3,053.5	2,672.2
Construction, Acquisition and Development Loans	504.9	432.1
Total Commercial Real Estate Loans	$3,558.4	$3,104.3

2020 Annual Report | Northern Trust Corporation 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.

TABLE 83: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2020
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$14.5	$0.5	$14.0
Buildings	257.8	163.0	94.8
Equipment	816.4	596.8	219.6
Leasehold Improvements	523.9	337.4	186.5
Total Buildings and Equipment	$1,612.6	$1,097.7	$514.9

	DECEMBER 31, 2019
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$14.5	$0.5	$14.0
Buildings	305.8	156.0	149.8
Equipment	731.0	521.5	209.5
Leasehold Improvements	416.1	306.1	110.0
Total Buildings and Equipment	$1,467.4	$984.1	$483.3
The charge for depreciation amounted to $116.5 million in 2020, $103.2 million in 2019, and $108.6 million in 2018 on the consolidated statements of income.
Note 10 – Lease Commitments
At December 31, 2020, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.
The components of lease costs for the years ended December 31, 2020 and 2019 were as follows.
TABLE 84: LEASE COST COMPONENTS

(In Millions)	DECEMBER 31, 2020	DECEMBER 31, 2019
Operating Lease Cost	$119.4	$102.2
Variable Lease Cost	32.7	38.7
Sublease Income	(4.8)	(6.6)
Total Lease Cost	$147.3	$134.3

128 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a maturity analysis of lease liabilities as of December 31, 2020.
TABLE 85: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2021	$99.1
2022	92.6
2023	85.6
2024	74.7
2025	77.0
Later Years	372.5
Total Lease Payments	801.5
Less: Imputed Interest	(100.9)
Present Value of Lease Liabilities	$700.6
As of December 31, 2020, Northern Trust had commitments for operating leases in addition to the above that have not yet commenced for approximately $32.3 million. These operating leases are for the use of office space with lease terms between 10 and 15 years and are expected to commence during the first half of 2021.

Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2020 and 2019 are presented in the following table.

TABLE 86: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2020	DECEMBER 31, 2019
Assets
Operating Lease Right-of-Use Asset	Other Assets	$560.5	$491.6
Liabilities
Operating Lease Liability	Other Liabilities	$700.6	$603.1

The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2020 and 2019 were as follows:

TABLE 87: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2020	DECEMBER 31, 2019
Operating Leases
Weighted-Average Remaining Lease Term	10.0 years	9.2 years
Weighted-Average Discount Rate	2.5%	3.0%

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019.
TABLE 88: SUPPLEMENTAL CASH FLOW INFORMATION

(In Millions)	DECEMBER 31, 2020	DECEMBER 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$107.9	$101.2
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$164.8	$108.3

2020 Annual Report | Northern Trust Corporation 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2020 and 2019, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.

TABLE 89: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2018	$598.2	$71.1	$669.3
Goodwill Acquired	23.5	—	23.5
Foreign Exchange Rates	4.0	—	4.0
Balance at December 31, 2019	$625.7	$71.1	$696.8
Foreign Exchange Rates	10.3	0.1	10.4
Balance at December 31, 2020	$636.0	$71.2	$707.2
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Corporate & Institutional Services and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2020 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2020.

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2020 and 2019 were as follows.

TABLE 90: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2020	2019
Gross Carrying Amount	$221.3	$207.2
Less: Accumulated Amortization	108.7	86.6
Net Book Value	$112.6	$120.6
Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets was $16.9 million, $16.6 million, and $17.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization for the years 2021, 2022, 2023, 2024, and 2025 is estimated to be $15.1 million, $10.5 million, $10.2 million, $10.1 million, and $9.5 million respectively.
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

Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2020 and 2019 were as follows.

TABLE 91: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2020	2019
Gross Carrying Amount	$4,337.4	$3,885.2
Less: Accumulated Amortization	2,744.5	2,377.9
Net Book Value	$1,592.9	$1,507.3

130 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized software, which is included in Other Assets on the consolidated balance sheet, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, amounted to $366.9 million in 2020, $339.1 million in 2019, and $334.9 million in 2018.
Note 12 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2020.
TABLE 92: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2020
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$660.2	$205.4	$865.6
Over 1 Year to 2 Years	36.1	—	36.1
Over 2 Years to 3 Years	3.1	—	3.1
Over 3 Years to 4 Years	1.2	—	1.2
Over 4 Years to 5 Years	0.3	—	0.3
Over 5 Years	0.5	—	0.5
Total	$701.4	$205.4	$906.8

As of December 31, 2019, there were $1.7 billion of time deposits in denominations of $250,000 or greater, of which $711.4 million were Certificates of Deposit and $1.0 billion were non-U.S.
Note 13 – Senior Notes and Long-Term Debt
Senior Notes. A summary of Senior Notes outstanding at December 31, 2020 and 2019 is presented in the following table.

TABLE 93: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2020	2019
Corporation-Senior Notes(1)
Fixed Rate Due Nov. 2020(2)	3.45%	$—	$499.9
Fixed Rate Due Aug. 2021(2)	3.375	499.8	499.4
Fixed Rate Due Aug. 2022(2)	2.375	499.6	499.4
Fixed Rate Due Aug. 2028(3)(4)	3.65	584.4	547.2
Fixed Rate Due May 2029(3)(4)	3.15	567.9	527.1
Fixed Rate Due May 2030(3)(4)	1.95	970.7	—
Total Senior Notes		$3,122.4	$2,573.0
(1) As of December 31, 2020, debt issuance costs of $3.4 million are included as a direct deduction from the carrying amount and amortized on a straight-line basis over the life of the Note.
(2) Not redeemable prior to maturity.
(3) Redeemable within three months of maturity.
(4) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and increases in the carrying values of senior notes outstanding of $130.7 million and $77.1 million were recorded as of December 31, 2020 and 2019, respectively. See further detail in Note 27, “Derivative Financial Instruments.”

2020 Annual Report | Northern Trust Corporation 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt. A summary of Long-Term Debt outstanding at December 31, 2020 and 2019 is presented in the following table.

TABLE 94: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2020	2019
Corporation-Subordinated Debt(1)
Fixed Rate Notes due Oct. 2025(2)(3)	3.95%	$839.8	$798.7
Fixed-to-Floating Rate Notes due May 2032(4)	3.375	349.5	349.4
Total Long-Term Debt		$1,189.3	$1,148.1
Long-Term Debt Qualifying as Risk-Based Capital		$949.7	$1,099.5
(1) As of December 31, 2020, debt issuance costs of $1.1 million are included as a direct deduction from the carrying amount and amortized on a straight-line basis over the life of the Note.
(2) Not redeemable prior to maturity.
(3) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and increases in the carrying values of the subordinated notes outstanding of $90.8 million and $49.8 million were recorded as of December 31, 2020 and 2019, respectively. See further detail in Note 27, “Derivative Financial Instruments.”
(4) The subordinated notes will bear interest from the date they were issued to, but excluding, May 8, 2027, at an annual rate of 3.375%, payable semi-annually in arrears. From, and including, May 8, 2027, the subordinated notes will bear interest at an annual rate equal to three-month LIBOR plus 1.131%, payable quarterly in arrears. The subordinated notes are unsecured and may be redeemed, in whole but not in part, on, and only on, May 8, 2027, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
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
Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the regulatory capital treatment of these securities is required to be phased out over a period that began on January 1, 2013. In 2020, 20% of these securities was eligible for Tier 2 capital treatment, declining at an incremental 10% a year until they are fully phased out in 2022.
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
The Corporation has the right to redeem the Series A and Series B subordinated debentures, in whole or in part, at a price equal to the principal amount plus accrued and unpaid interest. The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2020 and 2019.

TABLE 95: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2020	2019
NTC Capital I Subordinated Debentures due January 15, 2027	$154.3	$154.3
NTC Capital II Subordinated Debentures due April 15, 2027	123.5	123.4
Total Subordinated Debentures	$277.8	$277.7

132 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2020, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2020, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2020 and 2019 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of December 31, 2020, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. On January 2, 2020, the proceeds from the Series E Preferred Stock were used to fund the redemption of all outstanding shares of the Corporation’s Series C Non-Cumulative Perpetual Preferred Stock. Equity related to Series E Preferred Stock as of December 31, 2020 and 2019 was $391.4 million, which represents the net aggregate proceeds from the public offering of the depositary shares. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 20, 2020, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2021, to stockholders of record as of December 15, 2020.
The Series E Preferred Stock has no maturity date and is redeemable at the Corporation’s option in whole, or in part, on any dividend payment date on or after January 1, 2025. The Series E Preferred Stock is redeemable at the Corporation’s option in whole, but not in part, including prior to January 1, 2025, within 90 days of a regulatory capital treatment event, as described in the Series E Preferred Stock Certificate of Designation.
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
Common Stock. In July 2018, the Board of Directors approved a stock repurchase authorization to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. The Corporation suspended this program on March 16, 2020. Subsequent to the Corporation suspending its open-market share repurchase program, the only shares repurchased were shares of common stock withheld upon the vesting of share-based compensation to satisfy tax withholding obligations. During the year ended December 31, 2020, the Corporation repurchased 3,276,589 shares of common stock, including 532,713 shares withheld related to share-based compensation, at a total cost of $299.8 million.
The average price paid per share for common stock repurchased in 2020, 2019, and 2018 was $91.49, $93.40, and $102.69, respectively.

2020 Annual Report | Northern Trust Corporation 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in the second quarter of 2020, the Federal Reserve announced certain measures to ensure that large financial institutions, including Northern Trust, remain resilient despite the economic uncertainty resulting from the ongoing COVID-19 pandemic. Specifically, for the third and fourth quarters of 2020, no share repurchases were permitted by these institutions and dividend payments were limited to the amount paid in the second quarter and could not exceed the payor’s average net income for the four preceding quarters. On December 18, 2020, the Federal Reserve again extended its capital distribution limits into the first quarter of 2021 with certain modifications, which include continuing to limit dividend payments based on recent income and limiting share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations.
An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 96: SHARES OF COMMON STOCK

	2020	2019	2018
Balance at January 1	209,709,046	219,012,050	226,126,674
Incentive Plan and Awards	1,512,035	1,688,931	1,310,778
Stock Options Exercised	344,686	786,931	575,662
Treasury Stock Purchased	(3,276,589)	(11,778,866)	(9,001,064)
Balance at December 31	208,289,178	209,709,046	219,012,050

134 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2020, 2019, and 2018, and changes during the years then ended.

TABLE 97: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2017	$(74.8)	$4.5	$(1.8)	$(342.2)	$(414.3)
Reclassification of Certain Tax Effects from AOCI	(17.8)	0.9	47.5	(55.9)	(25.3)
Net Change	(22.3)	(1.4)	22.2	(12.6)	(14.1)
Balance at December 31, 2018	$(114.9)	$4.0	$67.9	$(410.7)	$(453.7)
Net Change	228.9	(7.7)	49.9	(12.1)	259.0
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	527.8	0.5	26.9	67.5	622.7
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
(1) Includes net unrealized gains (losses) on debt securities transferred from available for sale to held to maturity during the years ended December 31, 2020, 2019, and 2018.

TABLE 98: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31,
	2020			2019			2018
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$706.8	$(179.3)	$527.5	$306.1	$(78.0)	$228.1	$(31.9)	$9.2	$(22.7)
Reclassification Adjustment for Losses (Gains) Included in Net Income(1)	0.4	(0.1)	0.3	1.1	(0.3)	0.8	0.5	(0.1)	0.4
Net Change	$707.2	$(179.4)	$527.8	$307.2	$(78.3)	$228.9	$(31.4)	$9.1	$(22.3)
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$28.9	$(7.3)	$21.6	$14.9	$(3.7)	$11.2	$70.5	$(17.6)	$52.9
Interest Rate Contracts	—	—	—	1.5	(0.3)	1.2	(1.2)	0.3	(0.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(28.1)	7.0	(21.1)	(26.7)	6.6	(20.1)	(71.1)	17.7	(53.4)
Net Change	$0.8	$(0.3)	$0.5	$(10.3)	$2.6	$(7.7)	$(1.8)	$0.4	$(1.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$169.1	$(8.3)	$160.8	$6.4	$(1.6)	$4.8	$(107.8)	$1.5	$(106.3)
Long-Term Intra-Entity Foreign Currency Transaction (Losses) Gains	2.1	(0.5)	1.6	(0.5)	0.1	(0.4)	(1.8)	0.5	(1.3)
Net Investment Hedge Gains (Losses)	(178.7)	43.2	(135.5)	59.7	(14.2)	45.5	173.0	(43.2)	129.8
Net Change	$(7.5)	$34.4	$26.9	$65.6	$(15.7)	$49.9	$63.4	$(41.2)	$22.2
Pension and Other Postretirement Benefit Adjustments
Net Actuarial (Losses) Gains	$47.4	$(12.3)	$35.1	$(36.8)	$7.9	$(28.9)	$(54.9)	$9.6	$(45.3)
Reclassification Adjustment for Losses (Gains) Included in Net Income(3)
Amortization of Net Actuarial Loss	43.0	(10.5)	32.5	22.4	(5.4)	17.0	36.6	(3.6)	33.0
Amortization of Prior Service Cost	(0.1)	—	(0.1)	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Net Change	$90.3	$(22.8)	$67.5	$(14.6)	$2.5	$(12.1)	$(18.6)	$6.0	$(12.6)
Total Net Change	$790.8	$(168.1)	$622.7	$347.9	$(88.9)	$259.0	$11.6	$(25.7)	$(14.1)
(1) The before-tax reclassification adjustment out of AOCI related to the realized gains (losses) on debt securities available for sale is recorded in Investment Security Gains (Losses), net on the consolidated statements of income.
(2) See Note 27, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(3) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.

2020 Annual Report | Northern Trust Corporation 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Net Income per Common Share
The computations of net income per common share are presented in the following table.

TABLE 99: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2020	2019	2018
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,319,412	214,525,547	223,148,335
Net Income	$1,209.3	$1,492.2	$1,556.4
Less: Dividends on Preferred Stock	56.2	46.4	46.4
Net Income Applicable to Common Stock	1,153.1	1,445.8	1,510.0
Less: Earnings Allocated to Participating Securities	12.1	16.9	20.1
Earnings Allocated to Common Shares Outstanding	$1,141.0	$1,428.9	$1,489.9
Basic Net Income Per Common Share	5.48	6.66	6.68
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,319,412	214,525,547	223,148,335
Plus Dilutive Effect of Share-based Compensation	688,574	1,075,602	1,339,991
Average Common and Potential Common Shares	209,007,986	215,601,149	224,488,326
Earnings Allocated to Common and Potential Common Shares	$1,141.1	$1,428.9	$1,490.0
Diluted Net Income Per Common Share	5.46	6.63	6.64
Note: For the years ended December 31, 2020, 2019, and 2018, there were no common stock equivalents excluded in the computation of diluted net income per share.
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
Other Noninterest Income. Treasury management income represents revenues received from providing cash and liquidity management services to C&IS and Wealth Management clients. The portion of Security Commissions and Trading Income that relates to revenue from contracts with clients is primarily comprised of commissions earned from providing securities brokerage services to Wealth Management and C&IS clients. The portion of Other Operating Income that relates to revenue from contracts with clients is mainly comprised of service fees for banking-related services provided to Wealth Management and C&IS clients.
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

136 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.

TABLE 100: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,674.3	$1,636.4	$1,589.1
Investment Management and Advisory	2,029.3	1,930.6	1,862.6
Securities Lending	88.3	87.7	102.8
Other	203.1	197.4	199.2
Total Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7
Other Noninterest Income
Foreign Exchange Trading Income	$290.4	$250.9	$307.2
Treasury Management Fees	45.4	44.5	51.8
Security Commissions and Trading Income	133.2	103.6	98.3
Other Operating Income	194.0	145.5	127.5
Investment Security Gains (Losses), net	(0.4)	(1.4)	(1.0)
Total Other Noninterest Income	$662.6	$543.1	$583.8
Total Noninterest Income	$4,657.6	$4,395.2	$4,337.5
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2020, revenue from contracts with clients also includes $102.4 million of the $133.2 million total Security Commissions and Trading Income and $42.8 million of the $194.0 million total Other Operating Income. For the year ended December 31, 2019, revenue from contracts with clients also includes $87.1 million of the $103.6 million total Security Commissions and Trading Income and $41.8 million of the $145.5 million total Other Operating Income. For the year ended December 31, 2018, revenue from contracts with clients also includes $86.7 million of the $98.3 million total Security Commissions and Trading Income and $44.0 million of the $127.5 million total Other Operating Income.
Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2020 and 2019.
TABLE 101: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2020	2019
Trust Fees Receivable, net(1)	$819.3	$801.9
Other	116.5	101.1
Total Client Receivables	$935.8	$903.0
(1) Trust Fees Receivable is net of a $7.2 million and $5.6 million fee receivable allowance as of December 31, 2020 and 2019, respectively.

2020 Annual Report | Northern Trust Corporation 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 – Net Interest Income
The components of Net Interest Income were as follows:

TABLE 102: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Interest Income
Loans and Leases	$774.6	$1,153.4	$1,098.8
Securities – Taxable	812.4	1,070.7	905.2
– Non-Taxable(1)	1.4	3.8	7.0
Interest-Bearing Due from and Deposits with Banks(2)	22.4	72.4	70.0
Federal Reserve and Other Central Bank Deposits and Other	32.7	199.6	240.4
Total Interest Income	$1,643.5	$2,499.9	$2,321.4
Interest Expense
Deposits	$48.4	$488.9	$384.6
Federal Funds Purchased	2.2	25.9	50.3
Securities Sold under Agreements to Repurchase	1.0	6.4	7.8
Other Borrowings	45.3	181.7	150.1
Senior Notes	72.7	72.6	53.4
Long-Term Debt	26.5	38.3	45.0
Floating Rate Capital Debt	4.2	8.2	7.5
Total Interest Expense	$200.3	$822.0	$698.7
Net Interest Income	$1,443.2	$1,677.9	$1,622.7
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 20 – Other Operating Income
The components of Other Operating Income were as follows:

TABLE 103: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Loan Service Fees	$52.5	$48.0	$48.9
Banking Service Fees	46.1	45.6	46.4
Other Income	95.4	51.9	32.2
Total Other Operating Income	$194.0	$145.5	$127.5

Other Operating Income in 2020 increased from 2019, primarily due to higher income related to a bank-owned life insurance program implemented during 2019, a charge in the prior year related to the decision made to sell substantially all of the lease portfolio, and higher miscellaneous income.

138 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21 – Other Operating Expense
The components of Other Operating Expense were as follows:

TABLE 104: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Business Promotion	$59.2	$104.2	$98.3
Staff Related	29.4	42.8	33.6
FDIC Insurance Premiums	11.8	9.9	27.4
Other Intangibles Amortization	16.9	16.6	17.4
Other Expenses	229.4	156.3	153.9
Total Other Operating Expense	$346.7	$329.8	$330.6

Other Operating Expense in 2020 increased from 2019 primarily due to a $43.4 million charge related to a corporate action processing error as well as increases in mutual fund co-administration fees, partially offset by lower business promotion expense due to reduced business travel and lower staff-related expense.
Note 22 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.

TABLE 105: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
	2020	2019	2018
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
Tax Exempt Income	(0.9)	(0.6)	(0.4)
Foreign Tax Rate Differential	0.7	0.2	(0.4)
Excess Tax Benefit Related to Share-Based Compensation	(0.6)	(0.9)	(0.9)
Tax Credits	(1.7)	(1.0)	(1.1)
Reversal of Tax Benefits Previously Recognized through Earnings	1.6	—	—
State Taxes, net	3.2	2.8	3.4
Impact of Tax Cuts and Jobs Act	—	—	(0.2)
Change in Accounting Method	—	—	(1.2)
Valuation Allowance	1.6	1.5	—
Other	0.8	0.2	0.3
Effective Tax Rate	25.7%	23.2%	20.5%

Income tax expense for the year ended December 31, 2020 and 2019 was $418.3 million and $451.9 million, representing an effective tax rate of 25.7% and 23.2%, respectively. For the year ended December 31, 2020, the increase in the effective tax rate was primarily driven by $26.8 million of tax expense related to the reversal of tax benefits previously recognized through earnings and higher taxes payable on the income of the Corporation’s non-U.S. branches.
For the year ended December 31, 2019, the provision for income taxes included an increase in the U.S. taxes payable on the income of the Corporation’s non-U.S. branches. This increase included a valuation allowance against deferred tax assets as management believes the foreign tax credit carryforward generated in 2019 will not be fully realized.
For the year ended December 31, 2018, the provision for income taxes included income tax benefits recorded in 2018 associated with the timing of tax deductions for software development-related expenses and the implementation of the Tax Cuts and Jobs Act (TCJA) enacted in the fourth quarter of 2017, partially offset by a change in the earnings mix in tax jurisdictions in which the Corporation operates.
For tax years beginning after December 31, 2017, the TCJA introduces new provisions for U.S. taxation of certain Global Intangible Low-Taxed Income (GILTI). Northern Trust has made the policy election to record any current year tax expense associated with GILTI in the period in which it is incurred.
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal authorities before 2013, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2013.

2020 Annual Report | Northern Trust Corporation 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Other Liabilities on the consolidated balance sheets at December 31, 2020 and 2019 were $22.4 million and $25.3 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2020 and 2019 income tax expense by $20.7 million and $22.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

TABLE 106: UNRECOGNIZED TAX BENEFITS

(In Millions)	2020	2019	2018
Balance at January 1	$25.3	$21.9	$27.7
Additions for Tax Positions Taken in the Current Year	0.9	0.9	0.5
Additions for Tax Positions Taken in Prior Years	0.4	4.0	1.7
Reductions for Tax Positions Taken in Prior Years	(4.2)	(1.5)	(7.8)
Reductions Resulting from Expiration of Statutes	—	—	(0.2)
Balance at December 31	$22.4	$25.3	$21.9

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
A provision for interest and penalties of $1.2 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2020. This compares to a benefit for interest and penalties of $1.3 million, net of tax, and a provision of $0.3 million, net of tax, for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the liability for the potential payment of interest and penalties totaled $9.6 million and $8.4 million, net of tax, respectively.
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.

TABLE 107: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Current Tax Provision:
Federal	$203.0	$216.4	$132.8
State	57.2	50.7	95.4
Non-U.S.	141.7	150.5	162.7
Total	$401.9	$417.6	$390.9
Deferred Tax Provision:
Federal	$8.8	$16.5	$33.8
State	5.4	16.5	(13.8)
Non-U.S.	2.2	1.3	(9.5)
Total	$16.4	$34.3	$10.5
Provision for Income Taxes	$418.3	$451.9	$401.4

In addition to the amounts shown above, tax charges and benefits have been recorded directly to Stockholders’ Equity for the following.

TABLE 108: TAX CHARGES AND BENEFITS RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Tax Effect of Other Comprehensive Income	$168.1	$88.9	$25.7

Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.

140 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 109: NET DEFERRED TAX LIABILITIES

	DECEMBER 31,
(In Millions)	2020	2019
Deferred Tax Liabilities:
Lease Financing	$9.0	$36.9
Software Development	268.1	249.4
Accumulated Depreciation	99.7	99.8
Compensation and Benefits	31.0	8.3
State Taxes, net	67.4	66.4
Other Liabilities	372.6	206.7
Gross Deferred Tax Liabilities	847.8	667.5
Deferred Tax Assets:
Allowance for Credit Losses	54.5	26.1
Other Assets	139.8	147.0
Gross Deferred Tax Assets	194.3	173.1
Valuation Reserve	(55.2)	(29.8)
Deferred Tax Assets, net of Valuation Reserve	139.1	143.3
Net Deferred Tax Liabilities	$708.7	$524.2

Northern Trust had various state net operating loss carryforwards as of December 31, 2020 and 2019. The income tax benefits associated with these loss carryforwards were approximately $0.5 million as of December 31, 2020 and $1.0 million as of December 31, 2019. A valuation allowance related to the loss carryforwards of $0.5 million and $0.3 million was recorded at December 31, 2020 and 2019, respectively, as management believes the net operating losses will not be fully realized.
The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2020 and 2019, expiring in 2030 and 2029, respectively. A valuation allowance related to the credit carryforward of $25.3 million and $29.5 million was recorded at December 31, 2020 and 2019, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2020 and 2019 amounted to $137.5 million and $128.8 million, respectively. Contributions of $10.6 million and $3.0 million were made to the “Rabbi” Trust in 2020 and 2019, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for 2020, 2019, and 2018. Prior service costs are being amortized on a straight-line basis over 11 years for the U.S. Qualified Plan and 10 years for the U.S. Non-Qualified Plan of which approximately one year was remaining as of December 31, 2020 for both the U.S. Qualified Plan and the U.S. Non-Qualified Plan.

2020 Annual Report | Northern Trust Corporation 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 110: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2020	2019	2020	2019	2020	2019
Accumulated Benefit Obligation	$1,312.9	$1,181.9	$228.5	$204.7	$139.8	$131.5

Projected Benefit Obligation	$1,470.6	$1,323.4	$236.1	$211.1	$162.3	$149.2
Plan Assets at Fair Value	1,793.7	1,601.2	211.5	190.1	—	—
Funded Status at December 31	$323.1	$277.8	$(24.6)	$(21.0)	$(162.3)	$(149.2)
Weighted-Average Assumptions:
Discount Rates	2.75%	3.37%	0.93%	1.40%	2.45%	3.37%
Rate of Increase in Compensation Level	4.97	4.97	1.50	1.50	4.97	4.97
Expected Long-Term Rate of Return on Assets	5.25	5.25	1.28	1.72	N/A	N/A

TABLE 111: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2020	2019	2020	2019	2020	2019
Net Actuarial Loss	$332.4	$426.7	$49.0	$46.5	$96.3	$82.5
Prior Service (Benefit) Cost	(0.6)	(1.0)	2.2	3.0	0.1	0.2
Gross Amount in Accumulated Other Comprehensive Income	331.8	425.7	51.2	49.5	96.4	82.7
Income Tax Effect	82.1	105.7	6.4	6.2	23.9	20.4
Net Amount in Accumulated Other Comprehensive Income	$249.7	$320.0	$44.8	$43.3	$72.5	$62.3

TABLE 112: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN			NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service Cost	$47.4	$41.6	$41.4	$1.9	$2.0	$1.7	$4.6	$4.1	$4.3
Interest Cost	43.3	47.2	44.3	2.9	3.9	4.0	4.8	5.8	5.3
Expected Return on Plan Assets	(76.8)	(86.9)	(88.2)	(3.1)	(4.4)	(4.4)	—	—	N/A
Settlement Expense	—	—	—	0.8	—	0.5	—	—	—
Amortization:
Net Actuarial Loss	35.0	17.2	28.2	0.8	0.6	0.9	7.0	5.6	7.4
Prior Service (Benefit) Cost	(0.4)	(0.4)	(0.4)	0.4	0.3	0.2	0.2	0.2	0.2
Net Periodic Pension Expense	$48.5	$18.7	$25.3	$3.7	$2.4	$2.9	$16.6	$15.7	$17.2
Weighted-Average Assumptions:
Discount Rates	3.37%	4.47%	3.79%	1.40%	2.16%	2.08%	3.37%	4.47%	3.79%
Rate of Increase in Compensation Level	4.97	4.39	4.39	1.50	1.75	1.75	4.97	4.39	4.39
Expected Long-Term Rate of Return on Assets	5.25	6.00	6.00	1.72	2.39	2.61	N/A	N/A	N/A

The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income.

142 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 113: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2020	2019	2020	2019	2020	2019
Beginning Balance	$1,323.4	$1,092.0	$211.1	$183.5	$149.2	$135.6
Service Cost	47.4	41.6	1.9	2.0	4.6	4.1
Interest Cost	43.3	47.2	2.9	3.9	4.8	5.8
Employee Contributions	—	—	0.6	0.6	—	—
Plan Amendment	—	—	(0.5)	(0.4)	—	—
Actuarial Loss (Gain)	136.5	213.3	19.1	20.9	20.4	22.0
Settlement	—	—	(5.4)	—	—	—
Benefits Paid	(80.0)	(70.7)	(4.1)	(3.6)	(16.7)	(18.3)
Foreign Exchange Rate Changes	—	—	10.5	4.2	—	—
Ending Balance	$1,470.6	$1,323.4	$236.1	$211.1	$162.3	$149.2

Actuarial losses of $176.0 million and $256.2 million in 2020 and 2019, respectively, were primarily caused by decreases in discount rates.

TABLE 114: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S.PENSION PLANS	U.S. NON-QUALIFIED PLAN
2021	$86.8	$4.4	$18.0
2022	88.9	4.3	20.0
2023	96.3	4.8	18.2
2024	96.4	5.0	11.6
2025	98.6	5.0	12.7
2026-2030	495.5	32.4	62.0

TABLE 115: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S PENSION PLANS
(In Millions)	2020	2019	2020	2019
Fair Value of Assets at Beginning of Period	$1,601.2	$1,380.1	$190.1	$166.7
Actual Return on Assets	272.5	291.8	17.9	18.6
Employer Contributions	—	—	5.0	3.1
Employee Contributions	—	—	0.6	0.6
Settlement	—	—	(5.4)	—
Benefits Paid	(80.0)	(70.7)	(4.1)	(3.6)
Foreign Exchange Rate Changes	—	—	7.4	4.7
Fair Value of Assets at End of Period	$1,793.7	$1,601.2	$211.5	$190.1

The minimum required and maximum remaining deductible contributions for the U.S. Qualified Plan in 2021 are estimated to be zero and $255.0 million, respectively.
During 2017, the investment strategy employed for Northern Trust’s U.S. Qualified Plan was changed to utilize a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In 2020, the glide path was adjusted to allow for a greater component of return-seeking investments.
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

2020 Annual Report | Northern Trust Corporation 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust utilizes an asset/liability methodology to determine the investment policies that will best meet its short and long-term objectives. The process is performed by modeling current and alternative strategies for asset allocation, funding policy and actuarial methods and assumptions. The financial modeling uses projections of expected capital market returns and expected volatility of those returns to determine alternative asset mixes having the greatest probability of meeting the U.S. Qualified Plan’s investment objectives. Risk tolerance is established through careful consideration of the U.S. Qualified Plan liabilities, funded status, and corporate financial condition. The intent of this strategy is to protect the U.S. Qualified Plan’s healthy funded status and generate returns, which in combination with minimal voluntary contributions are expected to outpace the U.S. Qualified Plan’s liability growth over the long run.
The target allocation of the U.S. Qualified Plan assets had been adjusted in August 2020 and consists of 45% U.S. long credit bonds, 20% global equities (developed and emerging markets), 10% custom completion, 5% high yield bonds, 5% private equity, 4% emerging market debt, 4% global listed infrastructure, 4% private real estate, and 3% hedge funds.
Global equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and divided by investment style and market capitalization. Fixed income securities held include U.S. treasury securities, corporate bonds, and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate futures (or similar instruments) to align more closely with the target hedge ratio across maturities. Diversifying investments, including private equity, hedge funds, private real estate, emerging market debt, high yield bonds, and global listed infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the U.S. Qualified Plan is prohibited. The U.S. Qualified Plan’s private equity investments are limited to 20% of each of the total limited partnership or fund of funds and the maximum allowable loss cannot exceed the commitment amount. The U.S. Qualified Plan invests in one hedge fund of funds, which invests, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles.
Investments in private real estate, high yield bonds, emerging market debt, and global listed infrastructure are designed to provide income and added diversification.
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were five derivatives held by the U.S. Qualified Plan at December 31, 2020 and 2019.
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
Level 1 – Quoted, active market prices for identical assets or liabilities. The U.S. Qualified Plan’s Level 1 assets are comprised of a mutual fund and domestic common stocks. The U.S. Qualified Plan’s Level 1 investments that are exchange traded are valued at the closing price reported by the respective exchanges on the day of valuation.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The U.S. Qualified Plan’s Level 2 assets are comprised of U.S. government obligations and collective trust funds. The investments in collective trust funds fair values are calculated on a scheduled basis using the closing market prices and accruals of securities in the funds (total value of the funds) divided by the number of fund shares currently issued and outstanding. Redemptions of the collective trust funds occur by contract at the respective fund’s redemption date net asset value (NAV).
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2020 and 2019.
Assets valued at fair value using NAV per share - The U.S. Qualified Plan’s assets valued at fair value using NAV per share include investments in private equity funds and a hedge fund, which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value. The investments in the private equity funds and a hedge fund are considered to be long-

144 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
term investments. There are no capital withdrawal options related to the investments in the private equity funds. However, capital is occasionally distributed as underlying investments are sold. It is estimated that the current private equity investments would be liquidated over 1 year to 8 years. The Plan’s investment in the hedge fund can be withdrawn quarterly, after a sixty days notice period.
The U.S. Qualified Plan’s assets valued at fair value using NAV per share also include investments in real estate funds, which invest in real estate assets. The investment in properties by the real estate funds are carried at fair value, which is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The valuation plan for each real estate investment is subject to review on an annual basis which is based on either an external appraisal from appraisal firms or internal valuations prepared by the real estate fund’s investment advisor. The Plan’s investment in real estate funds are considered to be long-term investments and can be withdrawn quarterly to the extent the real estate funds have liquid assets, after a forty-five days notice period.
As investments in the private equity funds, hedge fund, and real estate fund are valued at fair value using NAV per share, they are not required to be categorized within the fair value hierarchy.
While Northern Trust believes its valuation methods for U.S. Qualified Plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions could have a material effect on the computation of the estimated fair values.
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2020 and 2019.

TABLE 116: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$13.5	$—	$—	$13.5
Domestic Corporate Bonds	—	314.4	—	314.4
Foreign Corporate Bonds	—	43.6	—	43.6
U.S. Government Obligations	2.9	113.1	—	116.0
Non-U.S. Government Obligations	—	22.9	—	22.9
Domestic Municipal and Provincial Bonds	—	22.4	—	22.4
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	985.5	—	985.5
Mutual Funds	167.0	—	—	167.0
Cash and Other	7.5	—	—	7.5
Total Assets at Fair Value in the Fair Value Hierarchy	$190.9	$1,502.2	$—	$1,693.1
Assets Valued at NAV per share
Northern Trust Private Equity Funds				20.3
Northern Trust Hedge Fund				34.2
Real Estate Funds				46.1
Total Assets at Fair Value				$1,793.7

2020 Annual Report | Northern Trust Corporation 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2019
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$12.3	$—	$—	$12.3
Domestic Corporate Bonds	—	254.6	—	254.6
Foreign Corporate Bonds	—	45.0	—	45.0
U.S. Government Obligations	—	168.3	—	168.3
Non-U.S. Government Obligations	—	18.8	—	18.8
Domestic Municipal and Provincial Bonds	—	23.1	—	23.1
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	866.6	—	866.6
Mutual Funds	112.8	—	—	112.8
Cash and Other	2.6	—	—	2.6
Total Assets at Fair Value in the Fair Value Hierarchy	$127.7	$1,376.7	$—	$1,504.4
Assets Valued at NAV per share
Northern Trust Private Equity Funds				20.3
Northern Trust Hedge Fund				30.2
Real Estate Funds				46.3
Total Assets at Fair Value				$1,601.2

A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2020 measurement date was set at 5.25%.

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
Northern Trust changed the plan design of its post-retirement health care plan as of January 1, 2021, which resulted in the recognition of negative prior-service cost of $12.7 million at the time these changes were communicated to participants in August 2020. Concurrently, a further shift in population from active to inactive participants required an adjustment to the amortization period from the average remaining service period of active participants to the average life expectancy of the inactive participants. The change in plan design and amortization period resulted in a decrease of the benefit obligation and 2020 benefit expense at the time of recognition by $12.6 million and $0.3 million, respectively. Negative prior service costs are being amortized on a straight-line basis over 13.9 years.
The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, 2020 and 2019, the net periodic postretirement benefit cost of the plan for 2020 and 2019, and the change in the accumulated postretirement benefit obligation during 2020 and 2019.

TABLE 117: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2020	2019
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$13.2	$25.2
Actives Eligible for Benefits	2.5	3.6
Net Postretirement Benefit Obligation	$15.7	$28.8

146 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 118: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2020	2019
Net Actuarial (Gain) Loss	$(4.9)	$(5.4)
Prior Service Cost	(12.4)	—
Gross Amount in Accumulated Other Comprehensive Income	(17.3)	(5.4)
Income Tax Effect	(4.3)	(1.4)
Net Amount in Accumulated Other Comprehensive Income	$(13.0)	$(4.0)

TABLE 119: NET PERIODIC POSTRETIREMENT EXPENSE (BENEFIT)

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Service Cost	$—	$—	$—
Interest Cost	0.7	1.2	1.3
Expected Return on Plan Assets	—	—	—
Amortization
Net Gain	(0.6)	(1.1)	—
Prior Service Benefit	(0.3)	—	—
Net Periodic Postretirement Expense	$(0.2)	$0.1	$1.3

TABLE 120: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019
Beginning Balance	$28.8	$28.1
Service Cost	—	—
Interest Cost	0.7	1.2
Plan Amendment	(12.7)	—
Actuarial Loss (Gain)	(0.1)	0.2
Net Claims Paid	(1.0)	(0.7)
Ending Balance	$15.7	$28.8

Northern Trust uses the aggregate Pri-2012 mortality table with a 2012 base year and proposed future improvements under scale MP-2020, as released by the Society of Actuaries in October 2020. The assumption for future mortality improvements was updated at December 31, 2020 from the prior year’s improvement scale MP-2019.
TABLE 121: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2021	$1.7
2022	1.5
2023	1.4
2024	1.3
2025	1.2
2026-2030	5.1

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 2.16% at December 31, 2020, and 3.37% at December 31, 2019. For measurement purposes, a 5.75% annual increase in the cost of pre-age 65 medical benefits and post-age 65 medical benefits were assumed for 2020. For drug claims, a 7.50% annual increase in cost was assumed for 2020. These rates are both assumed to gradually decrease until they reach 4.50% in 2027. The health care cost trend rate assumption has an effect on the amounts reported.

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a

2020 Annual Report | Northern Trust Corporation 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
matching component. The expense associated with defined contribution plans is charged to Employee Benefits and totaled $62.9 million in 2020, $57.6 million in 2019, and $54.4 million in 2018.
Note 24 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 122: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Restricted Stock Unit Awards	$78.1	$81.4	$96.3
Stock Options	0.5	1.4	2.6
Performance Stock Units	12.8	25.1	32.0
Total Share-Based Compensation Expense	$91.4	$107.9	$130.9
Tax Benefits Recognized	$22.9	$26.7	$32.5
As of December 31, 2020, there was $70.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately two years.
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
Grants are outstanding under the 2017 Plan, the 2012 Plan, and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2020, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 17,168,019.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 years life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2020, 2019, and 2018.

148 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2020, 2019, and 2018.

TABLE 123: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2020	2019	2018
Grant-Date Fair Value of Stock Options Vested	$4.5	$6.6	$8.1
Stock Options Exercised
Intrinsic Value as of Exercise Date	13.6	35.4	28.5
Cash Received	19.5	44.0	32.6
Tax Deduction Benefits Realized	13.4	35.2	27.7

The following is a summary of changes in nonvested stock options for the year ended December 31, 2020.

TABLE 124: CHANGES IN NONVESTED STOCK OPTIONS

NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2019	384,939	$17.45
Granted	—	—
Vested	(270,110)	16.71
Forfeited or Cancelled	—	—
Nonvested at December 31, 2020	114,829	$19.18

A summary of the status of stock options at December 31, 2020, and changes during the year then ended, are presented in the following table.

TABLE 125: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2019	1,696,936	$64.77
Granted	—	—
Exercised	(344,686)	56.65
Forfeited, Expired or Cancelled	(2,325)	49.54
Options Outstanding, December 31, 2020	1,349,925	$66.87	3.3	$35.5
Options Exercisable, December 31, 2020	1,235,096	$64.90	3.2	$34.9

Restricted Stock Unit Awards. Restricted stock unit awards may be granted to participants which entitle them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2020 predominately vest at a rate equal to 25% each year for four years on the anniversary of the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 772,848, 855,112, and 815,314, with weighted average grant-date fair values of $99.58, $91.89, and $103.74 per share, for the years ended December 31, 2020, 2019, and 2018, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018, was $100.2 million, $89.3 million, and $66.4 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2020, and changes during the year then ended, is presented in the following table.

2020 Annual Report | Northern Trust Corporation 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 126: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2019	2,644,762	$281.0
Granted	772,848
Distributed	(1,245,412)
Forfeited	(26,547)
Restricted Stock Unit Awards Outstanding, December 31, 2020	2,145,651	$199.8
Units Convertible, December 31, 2020	19,770	$1.8

The following is a summary of nonvested restricted stock unit awards at December 31, 2020, and changes during the year then ended.

TABLE 127: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2019	2,624,210	$87.26	1.7
Granted	772,848	99.58
Vested	(1,244,630)	80.46
Forfeited	(26,547)	95.41
Nonvested at December 31, 2020	2,125,881	$95.61	2.1

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit at the end of a three-year performance period. For performance stock unit awards granted in 2018 and 2019, the number of units that vest are subject to the attainment of specified performance targets that are a function of internal return on equity goals. For performance stock unit awards granted in 2020, the number of units that vest are subject to the attainment of specified performance targets that are a function of internal return on equity goals and relative return on equity performance compared to a performance peer group of companies. For performance stock units outstanding as of December 31, 2020, and granted in 2018 or 2019, the number of such units that may vest ranges from 0% to 150% of the original award granted based on the attainment of the applicable 3-year average annual return on equity target. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 205,847, 213,044, and 242,232 for the years ended December 31, 2020, 2019, and 2018, respectively, with weighted average grant-date fair values of $100.83, $93.00, and $104.72. Performance stock units outstanding at target level performance totaled 660,510, 667,741, and 797,531 at December 31, 2020, 2019, and 2018, respectively. Performance stock units had aggregate intrinsic values of $61.5 million, $70.9 million, and $66.7 million, and weighted average remaining vesting terms of 1.0 year each at December 31, 2020, 2019, and 2018, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.5 million (20,148 units), $1.3 million (14,232 units), and $1.2 million (11,363 units) were granted to non-employee directors in 2020, 2019, and 2018, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.6 million, $1.4 million, and $1.3 million in 2020, 2019, and 2018, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in stock.

150 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $296.2 million in 2020, $326.1 million in 2019, and $326.5 million in 2018.
Note 26 – Commitments and Contingent Liabilities
Off-Balance Sheet Financial Instruments, Guarantees and Other Commitments. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be fully drawn upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities.
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2020 and 2019.

TABLE 128: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2020			2019
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments to Extend Credit(1)	$11,260.5	$17,678.0	$28,938.5	$7,500.2	$16,906.0	$24,406.2
Standby Letters of Credit and Financial Guarantees(2)	1,228.1	763.5	1,991.6	1,567.6	845.9	2,413.5
Commercial Letters of Credit	54.6	—	54.6	32.3	—	32.3
Custody Securities Lent with Indemnification	157,478.0	—	157,478.0	138,085.9	—	138,085.9
Total Off-Balance Sheet Financial Instruments	$170,021.2	$18,441.5	$188,462.7	$147,186.0	$17,751.9	$164,937.9
(1) These amounts exclude $384.7 million and $243.6 million of commitments participated to others at December 31, 2020 and 2019, respectively.
(2) These amounts include $24.2 million and $44.5 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2020 and 2019, respectively.

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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2020 and 2019 subject to indemnification was $157.5 billion and $138.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2020, or 2019 related to these indemnifications.

2020 Annual Report | Northern Trust Corporation 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2020, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.
In 2015, Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. In 2017, a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. In January 2021, the Cour de Cassation, the highest court in France, reversed the June 2018 appellate court ruling, requiring a re-trial at the appellate court level. The re-trial proceedings in the appellate court have not yet been scheduled. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.

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

152 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
while other merchants have appealed the approval order granted by the district court. The ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both December 31, 2020 and 2019.

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
As a result of its participation in cash, securities, and foreign exchange clearing and settlement organizations, the Bank could be responsible for a pro rata share of certain credit-related losses arising out of the clearing activities. The method in which such losses would be shared by the clearing members is stipulated in each clearing organization’s membership agreement. Credit exposure related to these agreements varies from day to day, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2020 and 2019, we have not recorded any material liabilities under these arrangements. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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

2020 Annual Report | Northern Trust Corporation 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2020 and 2019.

TABLE 129: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2020			DECEMBER 31, 2019
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,717.6	$8.2	$10.2	$4,538.2	$20.3	$20.9
Cash Flow Hedges	50.0	0.1	—	200.0	0.2	0.2
Foreign Exchange Contracts
Cash Flow Hedges	6,554.4	15.4	104.0	1,661.5	8.5	11.5
Net Investment Hedges	3,480.3	0.1	207.7	2,873.8	73.7	11.9
Total Derivatives Designated as Hedging under GAAP	$14,802.3	$23.8	$321.9	$9,273.5	$102.7	$44.5
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$67.7	$0.1	$0.1	$176.5	$0.9	$0.7
Other Financial Derivatives(3)	745.4	—	35.3	640.3	—	33.4
Total Non-Designated Risk Management Derivatives	$813.1	$0.1	$35.4	$816.8	$0.9	$34.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$320,563.4	$4,245.1	$4,410.7	$291,533.6	$3,151.7	$3,158.1
Interest Rate Contracts	10,573.3	289.2	114.8	8,976.8	132.4	76.3
Total Client-Related and Trading Derivatives	$331,136.7	$4,534.3	$4,525.5	$300,510.4	$3,284.1	$3,234.4
Total Derivatives Not Designated as Hedging under GAAP	$331,949.8	$4,534.4	$4,560.9	$301,327.2	$3,285.0	$3,268.5
Total Gross Derivatives	$346,752.1	$4,558.2	$4,882.8	$310,600.7	$3,387.7	$3,313.0
Less: Netting(4)		3,507.8	2,817.1		2,338.0	1,618.4
Total Derivative Financial Instruments		$1,050.4	$2,065.7		$1,049.7	$1,694.6
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3) This line includes swaps related to sales of certain Visa Class B common shares.
(4) See further detail in Note 28, "Offsetting of Assets and Liabilities."
Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded on the consolidated balance sheets. They are used merely to express the volume of this activity. Northern Trust’s credit-related risk of loss is limited to the positive fair value of the derivative instrument, net of any collateral received, which is significantly less than the notional amount.

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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2020, 2019, and 2018 as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $3.2 million and $83.1 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. It is estimated that a net gain of $0.1 million will be reclassified into net income upon the

154 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale debt securities. As of December 31, 2020, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2020, 2019 and 2018.

TABLE 130: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(in Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total amounts on the consolidated statements of income	$1,643.5	$2,499.9	$2,321.4	$200.3	$822.0	$698.7	$194.0	$145.5	$127.5
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(66.3)	(95.9)	13.9	100.2	99.4	(9.5)	—	—	—
Recognized on hedged items	66.3	95.9	(13.9)	(100.2)	(99.4)	9.5	—	—	—
Amounts related to interest settlements on derivatives	(13.2)	21.2	17.8	29.9	5.2	7.9	—	—	—
Total gains (losses) recognized on fair value hedges	$(13.2)	$21.2	$17.8	$29.9	$5.2	$7.9	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	27.4	26.4	67.4	—	—	—	0.2	0.8	3.9
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	0.5	(0.5)	(0.2)	—	—	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$27.9	$25.9	$67.2	$—	$—	$—	$0.2	$0.8	$3.9

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of December 31, 2020 and 2019.

TABLE 131: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2020		DECEMBER 31, 2019
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$2,075.1	$48.8	$2,981.0	$3.3
Senior Notes and Long-Term Subordinated Debt	2,745.1	221.5	1,748.5	126.9
Total	$4,820.2	$270.3	$4,729.5	$130.2
(1) The cumulative hedge accounting basis adjustment includes $10.4 million related to discontinued hedging relationships of available for sale debt securities as of December 31, 2020. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2020.
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

Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $178.7 million and gains of $59.7 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2020 and 2019, respectively.
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

2020 Annual Report | Northern Trust Corporation 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 for derivative instruments not designated as hedges under GAAP.

TABLE 132: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2020	2019	2018
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$6.4	$(1.6)	$(4.1)
Other Financial Derivatives(1)	Other Operating Income	(18.3)	(20.0)	(19.2)
Gains (Losses) from non-designated risk management derivatives		$(11.9)	$(21.6)	$(23.3)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$290.4	$250.9	$307.2
Interest Rate Contracts	Security Commissions and Trading Income	22.4	12.9	7.7
Gains (Losses) from client-related and trading derivatives		$312.8	$263.8	$314.9
Total gains (losses) from derivatives not designated as hedging under GAAP		$300.9	$242.2	$291.6
(1) This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

156 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 28 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2020 and 2019.

TABLE 133: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,799.7	$3,505.3	$294.4	$0.9	$293.5
Interest Rate Swaps OTC	295.9	2.5	293.4	—	293.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	4,097.2	3,507.8	589.4	0.9	588.5
Total Derivatives Not Subject to a Master Netting Arrangement	461.0	—	461.0	—	461.0
Total Derivatives	4,558.2	3,507.8	1,050.4	0.9	1,049.5
Securities Purchased under Agreements to Resell	$1,596.5	$—	$1,596.5	$1,596.5	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,691.1	$2,334.1	$357.0	$16.5	$340.5
Interest Rate Swaps OTC	151.9	3.9	148.0	—	148.0
Interest Rate Swaps Exchange Cleared	1.0	—	1.0	—	1.0
Total Derivatives Subject to a Master Netting Arrangement	2,844.0	2,338.0	506.0	16.5	489.5
Total Derivatives Not Subject to a Master Netting Arrangement	543.7	—	543.7	0.3	543.4
Total Derivatives	3,387.7	2,338.0	1,049.7	16.8	1,032.9
Securities Purchased under Agreements to Resell	$707.8	$—	$707.8	$707.8	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.3 billion and $7.4 billion as of December 31, 2020 and 2019, respectively.
(2) Including cash collateral received from counterparties.
(3) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2020 and 2019.

2020 Annual Report | Northern Trust Corporation 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2020 and 2019.

TABLE 134: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,577.7	$2,718.6	$859.1	$0.5	$858.6
Interest Rate Swaps OTC	125.0	98.5	26.5	—	26.5
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.3	—	35.3	—	35.3
Total Derivatives Subject to a Master Netting Arrangement	3,738.0	2,817.1	920.9	0.5	920.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,144.8	—	1,144.8	—	1,144.8
Total Derivatives	4,882.8	2,817.1	2,065.7	0.5	2,065.2
Securities Sold under Agreements to Repurchase	$39.8	$—	$39.8	$39.8	$—

	DECEMBER 31, 2019
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,181.6	$1,548.6	$633.0	$0.1	$632.9
Interest Rate Swaps OTC	96.7	57.3	39.4	—	39.4
Interest Rate Swaps Exchange Cleared	0.7	—	0.7	—	0.7
Other Financial Derivatives	33.4	12.5	20.9	—	20.9
Total Derivatives Subject to a Master Netting Arrangement	2,312.4	1,618.4	694.0	0.1	693.9
Total Derivatives Not Subject to a Master Netting Arrangement	1,000.6	—	1,000.6	—	1,000.6
Total Derivatives	3,313.0	1,618.4	1,694.6	0.1	1,694.5
Securities Sold under Agreements to Repurchase	$489.7	$—	$489.7	$489.7	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.5 billion and $3.1 billion as of December 31, 2020 and 2019, respectively.
(2) Including cash collateral deposited with counterparties.
(3) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2020 and 2019.

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

158 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additional cash collateral received from and deposited with derivative counterparties totaling $111.0 million and $49.0 million, respectively, as of December 31, 2020, and $196.3 million and $2.0 million, respectively, as of December 31, 2019, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $1,648.2 million and $766.2 million at December 31, 2020 and 2019, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1,044.0 million and $327.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2020 and 2019 of $604.2 million and $439.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 29 – Variable Interest Entities
Variable Interest Entities (VIEs) are defined within GAAP as entities which either (1) lack sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support, (2) have equity investors that lack attributes typical of an equity investor, such as the ability to make significant decisions through voting rights affecting the entity’s operations, or the obligation to absorb expected losses or the right to receive residual returns of the entity, or (3) are structured with voting rights that are disproportionate to the equity investor’s obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of the equity investment at risk with disproportionately few voting rights. Investors that finance a VIE through debt or equity interests are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity’s economic performance and, through its variable interest, the obligation to absorb losses or the right to receive returns that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20 - 30% of the asset’s cost via an equity ownership in a trust with the remaining 70 - 80% provided by third party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of the leveraged lease trust VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the leveraged lease trust VIEs.
Northern Trust’s maximum exposure to loss as a result of its involvement with leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of December 31, 2020 and 2019, the carrying amounts of these investments, which are included in Loans and Leases on the consolidated balance sheets, were $11.4 million and $42.6 million, respectively. Northern Trust’s funding requirements relative to the leveraged lease trust VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the leveraged lease trust VIEs that would expose Northern Trust to a loss.

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

2020 Annual Report | Northern Trust Corporation 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2020 and 2019, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $919.6 million and $749.3 million, respectively, of which $874.0 million and $700.3 million are VIEs as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $351.6 million and $376.2 million, respectively, of which $335.9 million and $354.3 million related to undrawn commitments on VIEs as of December 31, 2020 and 2019, respectively.
Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $78.9 million and $67.4 million, respectively, as of December 31, 2020 and 2019.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $36.4 million of money market mutual fund fees for the year ended December 31, 2020 related to the low-interest-rate environment and certain competitive factors. Northern Trust did not waive any money market mutual fund fees for the year ended December 31, 2019. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2020, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments. As of December 31, 2019, Northern Trust had $112.0 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.

160 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 30 – Pledged and Restricted Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.
The following table presents Northern Trust’s pledged assets.
TABLE 135: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2020	2019
Securities
Obligations of States and Political Subdivisions	$2.9	$1.0
Government Sponsored Agency and Other Securities	32.5	33.4
Loans	12.1	7.7
Total Pledged Assets	$47.5	$42.1
Collateral required for these purposes totaled $5.7 billion and $8.5 billion at December 31, 2020 and 2019, respectively. The following table presents the available for sale debt securities pledged as collateral that are included in pledged assets.
TABLE 136: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	DECEMBER 31, 2020	DECEMBER 31, 2019	DECEMBER 31, 2020	DECEMBER 31, 2019
Debt Securities
Available for Sale	$33.0	$487.1	$27.1	$14.4
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $33.5 million and $487.2 million of the pledged collateral as of December 31, 2020 and 2019, respectively.
Northern Trust accepts financial assets as collateral that it is and is not permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts. The following table presents the fair value of securities accepted as collateral. There was no repledged or sold collateral at December 31, 2020 or 2019.

TABLE 137: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019
Collateral that may be repledged or sold
Reverse repurchase agreements	$1,179.8	$707.8
Derivative contracts	0.9	16.8

Collateral that may not be repledged or sold
Reverse repurchase agreements	500.0	—
Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.4 billion in 2020 as compared to $1.5 billion in 2019. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020.
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

2020 Annual Report | Northern Trust Corporation 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
addition, an Illinois state bank may not pay any dividend in an amount greater than its net profits then on hand, after deduction of losses and bad debts (defined as debts due to a state bank on which interest is past due and unpaid for a period of six months or more, unless the same are well secured and in the process of collection).
The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation may pay dividends only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve).
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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Equity is allocated to the reporting segments based on a variety of factors including, but not limited to, risk, regulatory considerations, and internal metrics. Allocations of capital and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.
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
Also effective January 1, 2019, revenues, expenses and average assets are allocated to C&IS and Wealth Management with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.
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
The following tables reflect the earnings contribution and average assets of Northern Trust’s reporting segments for the years ended December 31, 2020, 2019, and 2018.

162 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 138: CORPORATE & INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,321.6	$2,211.5	$2,173.1
Foreign Exchange Trading Income	276.3	232.2	233.4
Other Noninterest Income	222.5	178.2	183.0
Total Noninterest Income	2,820.4	2,621.9	2,589.5
Net Interest Income(1)	665.5	918.7	992.2
Revenue(1)	3,485.9	3,540.6	3,581.7
Provision for Credit Losses	38.1	1.9	1.9
Noninterest Expense	2,752.7	2,605.5	2,421.4
Income before Income Taxes(1)	695.1	933.2	1,158.4
Provision for Income Taxes(1)	174.4	219.4	255.3
Net Income	$520.7	$713.8	$903.1
Percentage of Consolidated Net Income	43%	48%	58%
Average Assets	$104,790.6	$87,557.1	$82,996.5
(1) Non-GAAP financial measures stated on an FTE basis.

TABLE 139: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,673.4	$1,640.6	$1,580.6
Foreign Exchange Trading Income	14.1	18.7	4.2
Other Noninterest Income	168.0	131.1	102.7
Total Noninterest Income	1,855.5	1,790.4	1,687.5
Net Interest Income(1)	812.1	792.0	816.5
Revenue(1)	2,667.6	2,582.4	2,504.0
Provision for Credit Losses	86.9	(16.4)	(16.4)
Noninterest Expense	1,559.7	1,531.6	1,460.0
Income before Income Taxes(1)	1,021.0	1,067.2	1,060.4
Provision for Income Taxes(1)	291.8	271.1	262.1
Net Income	$729.2	$796.1	$798.3
Percentage of Consolidated Net Income	60%	53%	51%
Average Assets	$32,020.5	$29,994.3	$26,163.7
(1) Non-GAAP financial measures stated on an FTE basis.

TABLE 140: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2020	2019	2018
Noninterest Income	$(18.3)	$(17.1)	$60.5
Net Interest Income(1)	—	—	(144.8)
Revenue(1)	(18.3)	(17.1)	(84.3)
Noninterest Expense	35.8	6.4	135.5
Income (Loss) before Income Taxes(1)	(54.1)	(23.5)	(219.8)
Provision (Benefit) for Income Taxes(1)	(13.5)	(5.8)	(74.8)
Net Income	$(40.6)	$(17.7)	$(145.0)
Percentage of Consolidated Net Income	(3)%	(1)%	(9)%
Average Assets	$—	$—	$13,786.4
(1) Non-GAAP financial measures stated on an FTE basis.

2020 Annual Report | Northern Trust Corporation 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 141: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
Noninterest Income
Trust, Investment and Other Servicing Fees	$3,995.0	$3,852.1	$3,753.7
Foreign Exchange Trading Income	290.4	250.9	307.2
Other Noninterest Income	372.2	292.2	276.6
Total Noninterest Income	4,657.6	4,395.2	4,337.5
Net Interest Income(1)	1,477.6	1,710.7	1,663.9
Revenue(1)	6,135.2	6,105.9	6,001.4
Provision for Credit Losses	125.0	(14.5)	(14.5)
Noninterest Expense	4,348.2	4,143.5	4,016.9
Income before Income Taxes(1)	1,662.0	1,976.9	1,999.0
Provision for Income Taxes(1)	452.7	484.7	442.6
Net Income	$1,209.3	$1,492.2	$1,556.4
Average Assets	$136,811.1	$117,551.4	$122,946.6
(1) Non-GAAP financial measures stated on an FTE basis. The consolidated figures include $34.4 million, $32.8 million, and $41.2 million, of FTE adjustments for 2020, 2019, and 2018, respectively.

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
The following table summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.

TABLE 142: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE(1)	INCOME BEFORE INCOME TAXES	NET INCOME
2020
Non-U.S.	$38,393.8	$1,737.6	$404.0	$302.6
U.S.	131,610.1	4,363.2	1,223.6	906.7
Total	$170,003.9	$6,100.8	$1,627.6	$1,209.3
2019
Non-U.S.	$27,888.6	$1,889.5	$600.0	$451.0
U.S.	108,939.8	4,183.6	1,344.1	1,041.2
Total	$136,828.4	$6,073.1	$1,944.1	$1,492.2
2018
Non-U.S.	$32,712.9	$2,018.1	$786.4	$625.7
U.S.	99,499.6	3,942.1	1,171.4	930.7
Total	$132,212.5	$5,960.2	$1,957.8	$1,556.4
(1) Total revenue is comprised of net interest income and noninterest income.

164 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 33 – Regulatory Capital Requirements
Northern Trust Corporation and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory authorities. Under these requirements, banks must maintain specific risk-based and leverage ratios in order to be classified as “well-capitalized.” The regulatory capital requirements impose certain restrictions upon banks that meet minimum capital requirements but are not “well-capitalized” and obligate the federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not maintain such minimum ratios. Such prompt corrective action could have a direct material effect on a bank’s financial statements.
As of December 31, 2020 and 2019, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in a common equity tier 1 capital ratio minimum requirement of 7.0%.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2020 and 2019, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2020, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

2020 Annual Report | Northern Trust Corporation 165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

TABLE 143: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2020				DECEMBER 31, 2019
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$9,962.2	12.8%	$9,962.2	13.4%	$8,898.7	12.7%	$8,898.7	13.2%
The Northern Trust Company	10,003.3	13.0	10,003.3	13.8	8,476.0	12.3	8,476.0	13.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	4,994.4	6.5	4,717.1	6.5	4,472.0	6.5	4,230.0	6.5
Tier 1 Capital
Northern Trust Corporation	10,822.2	13.9	10,822.2	14.5	10,152.0	14.5	10,152.0	15.0
The Northern Trust Company	10,003.3	13.0	10,003.3	13.8	8,476.0	12.3	8,476.0	13.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	4,659.7	6.0	4,467.6	6.0	4,205.3	6.0	4,051.6	6.0
The Northern Trust Company	6,147.0	8.0	5,805.6	8.0	5,504.0	8.0	5,206.2	8.0
Total Capital
Northern Trust Corporation	12,085.7	15.6	11,825.8	15.9	11,456.7	16.3	11,332.3	16.8
The Northern Trust Company	11,123.1	14.5	10,863.3	15.0	9,610.4	14.0	9,486.0	14.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	7,766.2	10.0	7,446.0	10.0	7,008.8	10.0	6,752.7	10.0
The Northern Trust Company	7,683.7	10.0	7,257.0	10.0	6,880.1	10.0	6,507.7	10.0
Tier 1 Leverage
Northern Trust Corporation	10,822.2	7.6	10,822.2	7.6	10,152.0	8.7	10,152.0	8.7
The Northern Trust Company	10,003.3	7.0	10,003.3	7.0	8,476.0	7.3	8,476.0	7.3
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	7,105.0	5.0	7,105.0	5.0	5,835.4	5.0	5,835.4	5.0
Supplementary Leverage(1)
Northern Trust Corporation	N/A	N/A	10,822.2	8.6	N/A	N/A	10,152.0	7.6
The Northern Trust Company	N/A	N/A	10,003.3	7.7	N/A	N/A	8,476.0	6.4
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	3,883.4	3.0	N/A	N/A	3,983.6	3.0
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
The supplementary leverage ratios at December 31, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.
The U.S. banking agencies’ capital rules are based on the Basel III framework. Under the Basel III framework, these rules are currently being phased in, and will come into full effect by January 1, 2022. Northern Trust Corporation’s remaining elements of the rules subject to the phase in requirements are not material to regulatory capital ratios.
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

166 2020 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Federal Reserve Board's implementation in the final Basel III rules of a provision of the Dodd-Frank Act, the capital adequacy of the Corporation and the Bank is assessed based on the lower of the advanced approach or standardized approach capital ratios.
Note 34 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented in the following tables. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 144: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2020	2019
ASSETS
Cash on Deposit with Subsidiary Bank	$2,516.0	$2,559.1
Advances to Wholly-Owned Subsidiaries – Banks	2,670.0	2,370.0
Investments in Wholly-Owned Subsidiaries – Banks	10,799.9	9,349.8
– Nonbank	172.8	163.0
Other Assets	900.9	1,444.7
Total Assets	$17,059.6	$15,886.6
LIABILITIES
Senior Notes	$3,122.4	$2,573.0
Long Term Debt	1,189.3	1,148.1
Floating Rate Capital Debt	277.8	277.7
Other Liabilities	781.8	796.8
Total Liabilities	5,371.3	4,795.6
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	1,273.4
Common Stock	408.6	408.6
Additional Paid-in Capital	963.6	1,013.1
Retained Earnings	12,207.7	11,656.7
Accumulated Other Comprehensive Income (Loss)	428.0	(194.7)
Treasury Stock	(3,204.5)	(3,066.1)
Total Stockholders’ Equity	11,688.3	11,091.0
Total Liabilities and Stockholders’ Equity	$17,059.6	$15,886.6

2020 Annual Report | Northern Trust Corporation 167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 145: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
OPERATING INCOME
Dividends – Bank Subsidiaries	$900.0	$2,024.1	$1,200.9
– Nonbank Subsidiaries	—	0.4	—
Intercompany Interest and Other Charges	46.5	115.1	91.9
Interest and Other Income	19.1	20.2	(8.7)
Total Operating Income	965.6	2,159.8	1,284.1
OPERATING EXPENSES
Interest Expense	104.2	121.6	97.3
Other Operating Expenses	26.2	28.6	17.0
Total Operating Expenses	130.4	150.2	114.3
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	835.2	2,009.6	1,169.8
Benefit for Income Taxes	28.2	24.3	24.6
Income before Equity in Undistributed Net Income of Subsidiaries	863.4	2,033.9	1,194.4
Equity in Undistributed Net Income of Subsidiaries – Banks	326.0	(559.9)	336.7
– Nonbank	19.9	18.2	25.3
Net Income	$1,209.3	$1,492.2	$1,556.4
Preferred Stock Dividends	56.2	46.4	46.4
Net Income Applicable to Common Stock	$1,153.1	$1,445.8	$1,510.0
TABLE 146: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,209.3	$1,492.2	$1,556.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Undistributed Net Income of Subsidiaries	(345.9)	541.7	(362.0)
Change in Prepaid Expenses	398.5	(400.4)	(0.6)
Change in Accrued Income Taxes	3.7	114.1	(141.8)
Other Operating Activities, net	300.3	141.9	125.6
Net Cash Provided by Operating Activities	1,565.9	1,889.5	1,177.6
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	—	—	1.0
Investments in and Advances to Subsidiaries, net	(800.0)	540.0	(436.5)
Acquisition of a Business, Net of Cash Received	—	—	(31.2)
Other Investing Activities, net	1.8	3.7	(3.1)
Net Cash (Used in) Provided by Investing Activities	(798.2)	543.7	(469.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	993.2	498.0	497.9
Repayments of Senior Notes	(508.6)	—	—
Redemption of Preferred Stock - Series C	(400.0)	—	—
Proceeds from Issuance of Preferred Stock - Series E	—	392.5	—
Treasury Stock Purchased	(299.8)	(1,100.2)	(924.3)
Net Proceeds from Stock Options	19.5	44.0	32.6
Cash Dividends Paid on Common Stock	(584.6)	(529.7)	(405.4)
Cash Dividends Paid on Preferred Stock	(45.9)	(46.4)	(46.4)
Other Financing Activities, net	15.4	0.9	2.1
Net Cash (Used In) Provided by Financing Activities	(810.8)	(740.9)	(843.5)
Net Change in Cash on Deposit with Subsidiary Bank	(43.1)	1,692.3	(135.7)
Cash on Deposit with Subsidiary Bank at Beginning of Year	2,559.1	866.8	1,002.5
Cash on Deposit with Subsidiary Bank at End of Year	$2,516.0	$2,559.1	$866.8

168 2020 Annual Report | Northern Trust Corporation

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of December 31, 2020, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2020, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2020, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2020, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020.

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

2020 Annual Report | Northern Trust Corporation 169

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NORTHERN TRUST CORPORATION:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation’s and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

CHICAGO, ILLINOIS
FEBRUARY 23, 2021

170 2020 Annual Report | Northern Trust Corporation

ITEM 9B – OTHER INFORMATION
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications and Proxy Access,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Board Committees.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

2020 Annual Report | Northern Trust Corporation 171

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2020 and 2019
Consolidated Statements of Income - Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

The Quarterly Financial Data (Unaudited) of the Corporation included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.
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

3.3
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

4.2
Deposit Agreement, dated November 5, 2019, among Northern Trust Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed November 5, 2019).

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.4	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

172 2020 Annual Report | Northern Trust Corporation

Exhibit Number	Description
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

2020 Annual Report | Northern Trust Corporation 173

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

(viii)**
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

10.15**	Northern Trust Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 26, 2017).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(ii)**	Form of Director Stock Unit Agreement (prorated) (incorporated herein by reference to Exhibit 10.11 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

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

(v)**
Form of 2020 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(vi)**	Form of 2018 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

(vii)**	Form of 2019 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(viii)**	Form of 2020 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

174 2020 Annual Report | Northern Trust Corporation

Exhibit Number	Description
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

(i)**	First Amendment, dated and effective October 3, 2017 (incorporated herein by reference to Exhibit 10.18(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

(ii)**
Second Amendment, dated September 27, 2019 and effective October 1, 2018 (incorporated herein by reference to Exhibit 10.18(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.17**	Northern Trust Corporation Non-Employee Director Compensation Plan, as amended.

10.18**	Northern Partners Incentive Plan, as amended and restated on February 16, 2021.

10.19**
Letter Agreement with Frederick H. Waddell, dated January 23, 2019 (incorporated herein by reference to Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.20**	The Northern Trust Company Death Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

(i)	Amendment Number One to The Northern Trust Company Death Benefit Plan, dated July 11, 2019 and effective May 17, 2019.

(ii)	Amendment Number Two to The Northern Trust Company Death Benefit Plan, dated July 29, 2019 and effective May 17, 2019.

(iii)	Amendment Number Three to The Northern Trust Company Death Benefit Plan, dated March 18, 2020 and effective May 17, 2019.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
** Indicates a management contract or a compensatory plan or agreement.
ITEM 16 – FORM 10-K SUMMARY
None.

2020 Annual Report | Northern Trust Corporation 175

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2021

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Michael G. O'Grady	Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ Jason J. Tyler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jason J. Tyler

/s/ Lauren Allnutt	Executive Vice President and Controller (Principal Accounting Officer)
Lauren Allnutt

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

176 2020 Annual Report | Northern Trust Corporation

/s/ Jose Luis Prado	Director
Jose Luis Prado

/s/ Thomas E. Richards	Director
Thomas E. Richards

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 23, 2021

2020 Annual Report | Northern Trust Corporation 177