Form 10-Q
period 2021-03-31
NORTHERN TRUST CORP
filed 2021-04-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At March 31, 2021, 208,140,239 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	28
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Changes in Stockholders’ Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
Item 4: Controls and Procedures	75

Part II – Other Information
Item 1: Legal Proceedings	76
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 6: Exhibits	76

Signatures	77
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
CONDENSED INCOME STATEMENTS ($ In Millions)	2021	2020	% CHANGE(1)
Noninterest Income	$1,243.3	$1,179.6	5%
Net Interest Income	340.1	408.1	(17)
Total Revenue	1,583.4	1,587.7	—
Provision for Credit Losses	(30.0)	61.0	N/M
Noninterest Expense	1,117.5	1,065.6	5
Income before Income Taxes	495.9	461.1	8
Provision for Income Taxes	120.8	100.5	20
Net Income	$375.1	$360.6	4%

PER COMMON SHARE
Net Income — Basic	$1.71	$1.56	9%
— Diluted	1.70	1.55	9
Cash Dividends Declared Per Common Share	0.70	0.70	—
Book Value — End of Period (EOP)	50.80	48.04	6
Market Price — EOP	105.11	75.46	39

SELECTED BALANCE SHEET DATA ($ In Millions)	MARCH 31, 2021	DECEMBER 31, 2020	% CHANGE(1)
End of Period:
Total Assets	$163,924.1	$170,003.9	(4)%
Earning Assets	151,036.6	158,531.6	(5)
Deposits	137,457.4	143,878.0	(4)
Stockholders’ Equity	11,457.9	11,688.3	(2)

	THREE MONTHS ENDED MARCH 31,
	2021	2020	% CHANGE(1)
Average Balances:
Total Assets	$153,255.8	$124,170.5	23%
Earning Assets	140,588.6	110,611.3	27
Deposits	126,416.4	95,085.8	33
Stockholders’ Equity	11,537.4	10,787.0	7

CLIENT ASSETS ($ In Billions)	MARCH 31, 2021	DECEMBER 31, 2020	% CHANGE(1)
Assets Under Custody/Administration(2)	$14,795.1	$14,532.5	2%
Assets Under Custody	11,534.2	11,262.8	2
Assets Under Management	1,449.1	1,405.3	3
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Financial Ratios:
Return on Average Common Equity	13.7%	13.4%
Return on Average Assets	0.99	1.17
Dividend Payout Ratio	41.2	45.2
Net Interest Margin(1)	1.00	1.51

	MARCH 31, 2021		DECEMBER 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.0%	12.8%	12.8%	13.4%	N/A	4.5%
Tier 1 Capital	13.0	14.0	13.9	14.5	6.0	6.0
Total Capital	14.5	15.2	15.6	15.9	10.0	8.0
Tier 1 Leverage	6.9	6.9	7.6	7.6	N/A	4.0
Supplementary Leverage	N/A	8.1	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.1%	13.2%	13.0%	13.8%	6.5%	4.5%
Tier 1 Capital	12.1	13.2	13.0	13.8	8.0	6.0
Total Capital	13.4	14.3	14.5	15.0	10.0	8.0
Tier 1 Leverage	6.4	6.4	7.0	7.0	5.0	4.0
Supplementary Leverage	N/A	7.4	N/A	7.7	3.0	3.0
(1)    Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 25.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the first quarter of 2021. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2020. Investors also should read the section entitled “Forward-Looking Statements.”
FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS
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
COVID-19 Pandemic and Recent Events
The COVID-19 pandemic continued to present health and economic challenges during the first quarter of 2021. During this time, Northern Trust focused on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities.
Workforce
As governments implement plans to reopen their respective jurisdictions, Northern Trust continues its return-to-office (RTO) planning under the oversight of its COVID Executive Committee composed of senior leadership across various functions. Plans for RTO have been developed on a location-by-location basis based on business unit needs. Northern Trust continues to consider site readiness, transportation options, technology capabilities, and workforce alignment, and plans for the return of a small portion of each office’s population in the initial RTO phase to allow for optimal social distancing. To ensure the health and well-being of Northern Trust’s workforce, clients and visitors, several social distancing elements and other protective measures, distribution of personal protective equipment, and workforce health self-certifications, have been implemented. Since the second half of 2020, several locations returned portions of their workforce to offices.
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
As of March 31, 2021, Northern Trust had outstanding loans totaling $213.9 million under the PPP and 219 PPP loan forgiveness applications, totaling $34.2 million, went through the forgiveness process and were fully forgiven by the SBA as of such date.
The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and provides the SBA additional time to process applications through June 30, 2021. For further information on the PPP, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
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
Community Support
COVID-19 Relief Support
From the start of the pandemic through March 31, 2021, Northern Trust provided $2.6 million in COVID-19 relief support to numerous organizations serving those most affected by the pandemic. Grantees include Americares, Doctors Without Borders, Feeding America, the Global FoodBanking Network, the Irish Red Cross, Meals on Wheels, NHS Charities Together, the Solidarity Response Fund for the World Health Organization, United Way Worldwide, World Food Program, and other COVID-19 relief funds in Chicago and Illinois to benefit those in need.
Small Business Support
From the start of the pandemic through March 31, 2021, Northern Trust provided $110.5 million in low-cost funding to assist Community Development Financial Institutions (CDFIs), which are instrumental in providing loans to small businesses and non-profit organizations under the PPP. The funding helps meet urgent demand among small businesses and non-profit groups by providing flexible terms and low rates. CDFIs provide loans, investments, financial services and technical assistance to underserved populations and communities. This funding, which is reported in Debt Securities Held to Maturity on the consolidated balance sheets, is separate and distinct from the $213.9 million of outstanding principal of loans made under the PPP.
Additional COVID-19 economic and market-related impacts to the Corporation’s financial condition and results of operations are discussed throughout this Form 10-Q.
Overview of Financial Results
Net Income per diluted common share increased in the current quarter to $1.70 from $1.55 in the first quarter of 2020. Net Income increased $14.5 million, or 4%, to $375.1 million in the current quarter from $360.6 million in the prior-year quarter. Annualized return on average common equity was 13.7% in the current quarter and 13.4% in the prior-year quarter. The annualized return on average assets was 0.99% in the current quarter as compared to 1.17% in the prior-year quarter.
Revenue slightly decreased to $1.58 billion in the current quarter from $1.59 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees increased $60.1 million, or 6%, from $1.00 billion in the prior-year quarter to $1.06 billion in the current quarter, primarily due to favorable markets, new business, and favorable currency translation, partially offset by money market mutual fund fee waivers.
Other Noninterest Income increased $3.6 million, or 2%, from $176.0 million in the prior-year quarter to $179.6 million in the current quarter, primarily reflecting higher Other Operating Income, partially offset by lower Foreign Exchange Trading Income and Security Commissions and Trading Income.
Net Interest Income decreased $68.0 million, or 17%, to $340.1 million in the current quarter as compared to $408.1 million in the prior-year quarter, primarily due to a lower net interest margin, partially offset by higher average earning assets.
There was a $30.0 million release of credit reserves in the current quarter, as compared to a provision of $61.0 million in the prior-year quarter. The current quarter release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvement in projected economic conditions and portfolio credit quality relative to the prior quarter, with decreases primarily in the commercial and institutional, commercial real estate, and private client portfolios.
Noninterest Expense increased $51.9 million, or 5%, from $1.07 billion in the prior-year quarter to $1.12 billion in the current quarter, primarily attributable to higher Compensation, Equipment and Software, and Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $120.8 million, representing an effective tax rate of 24.4%. The Provision for Income Taxes in the prior-year quarter totaled $100.5 million, representing an effective tax rate of 21.8%. The effective tax rate increased compared to the prior-year quarter primarily due to lower tax benefits related to share-based compensation.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
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
Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $50.2 million of money market mutual fund fees for the three months ended March 31, 2021 related to the low-interest-rate environment. These fee waivers, which are impacted by the level of yields earned and account balances in certain funds, are expected to continue in the current low-interest-rate environment as the yields in these funds remain insufficient to pay the stated fees associated with such funds. This is expected to adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments.

The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2021	2020	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$446.0	$394.9	$51.1	13%
Investment Management	115.9	120.8	(4.9)	(4)
Securities Lending	18.2	23.4	(5.2)	(22)
Other	40.4	35.3	5.1	14
Total C&IS Trust, Investment and Other Servicing Fees	$620.5	$574.4	$46.1	8%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$164.2	$159.4	$4.8	3%
East	119.0	111.5	7.5	7
West	90.8	87.0	3.8	4
Global Family Office	69.2	71.3	(2.1)	(3)
Total Wealth Management Trust, Investment and Other Servicing Fees	$443.2	$429.2	$14.0	3%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,063.7	$1,003.6	$60.1	6%
Corporate & Institutional Services
Custody and Fund Administration fees, the largest component of C&IS fees, are driven primarily by values of client assets under custody/administration (AUC/A), transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client-specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to new business, favorable currency translation and higher transaction volumes. Investment Management fees decreased from the prior-year quarter, primarily due to money market mutual fund fee waivers, partially offset by new business and favorable markets. Securities Lending fees decreased from the prior-year quarter, primarily due to lower spreads.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, due to favorable markets, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income decreased from the prior-year quarter, primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED MARCH 31,			AS OF MARCH 31,
	2021	2020	CHANGE	2021	2020	CHANGE
S&P 500	3,864	3,059	26%	3,973	2,585	54%
MSCI EAFE (U.S. dollars)	2,200	1,862	18	2,208	1,560	42
MSCI EAFE (local currency)	1,220	1,107	10	1,255	938	34
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF MARCH 31,
	2021	2020	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,311	2,295	1%
Barclays Capital Global Aggregate Bond Index	534	510	5
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2020	CHANGE Q1-21/Q4-20	CHANGE Q1-21/Q1-20
($ In Billions)
Corporate & Institutional Services	$13,876.3	$13,653.1	$10,236.5	2%	36%
Wealth Management	918.8	879.4	640.1	4	44
Total Assets Under Custody / Administration	$14,795.1	$14,532.5	$10,876.6	2%	36%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2020	CHANGE Q1-21/Q4-20	CHANGE Q1-21/Q1-20
($ In Billions)
Corporate & Institutional Services	$10,618.0	$10,387.7	$7,620.8	2%	39%
Wealth Management	916.2	875.1	633.9	5	45
Total Assets Under Custody	$11,534.2	$11,262.8	$8,254.7	2%	40%
Consolidated assets under custody increased from the prior quarter, primarily reflecting the impact of favorable markets and net inflows, partially offset by unfavorable currency translation. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting the impact of favorable markets, net inflows, and favorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	MARCH 31, 2021			DECEMBER 31, 2020			MARCH 31, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	47%	63%	48%	46%	62%	47%	40%	52%	41%
Fixed Income Securities	35	14	33	36	15	34	39	20	38
Cash and Other Assets	16	23	17	16	23	17	19	28	19
Securities Lending Collateral	2	—	2	2	—	2	2	—	2

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2020	CHANGE Q1-21/Q4-20	CHANGE Q1-21/Q1-20
Equities	$5,580.7	$5,293.9	$3,376.4	5%	65%
Fixed Income Securities	3,818.7	3,870.9	3,132.2	(1)	22
Cash and Other Assets	1,933.6	1,911.1	1,579.0	1	22
Securities Lending Collateral	201.2	186.9	167.1	8	20
Total Assets Under Custody	$11,534.2	$11,262.8	$8,254.7	2%	40%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2020	CHANGE Q1-21/Q4-20	CHANGE Q1-21/Q1-20
($ In Billions)
Corporate & Institutional Services	$1,093.7	$1,057.5	$842.6	3%	30%
Wealth Management	355.4	347.8	276.7	2	28
Total Assets Under Management	$1,449.1	$1,405.3	$1,119.3	3%	29%
Consolidated assets under management increased compared to the prior quarter primarily reflecting favorable markets and net inflows. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting favorable markets, net inflows and favorable currency translation.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	MARCH 31, 2021			DECEMBER 31, 2020			MARCH 31, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	52%	55%	53%	52%	52%	52%	45%	46%	45%
Fixed Income Securities	11	23	14	11	25	15	14	27	17
Cash and Other Assets	19	22	19	19	23	20	21	27	23
Securities Lending Collateral	18	—	14	18	—	13	20	—	15
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2020	CHANGE Q1-21/Q4-20	CHANGE Q1-21/Q1-20
Equities	$769.6	$733.7	$504.5	5%	53%
Fixed Income Securities	198.9	204.8	189.8	(3)	5
Cash and Other Assets	279.4	279.9	257.9	—	8
Securities Lending Collateral	201.2	186.9	167.1	8	20
Total Assets Under Management	$1,449.1	$1,405.3	$1,119.3	3%	29%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	MARCH 31, 2021	DECEMBER 31, 2020	SEPTEMBER 30, 2020	JUNE 30, 2020	MARCH 31, 2020
Beginning Balance of AUM	$1,405.3	$1,311.7	$1,257.8	$1,119.3	$1,231.3
Inflows by Product
Equities	84.2	52.0	42.6	46.7	51.7
Fixed Income	15.3	18.7	16.4	16.4	13.5
Cash and Other Assets	165.6	188.5	189.9	219.3	204.7
Securities Lending Collateral	74.1	64.2	57.2	67.7	79.7
Total Inflows	339.2	323.4	306.1	350.1	349.6
Outflows by Product
Equities	(88.4)	(58.1)	(48.3)	(46.3)	(59.9)
Fixed Income	(14.8)	(17.5)	(13.9)	(18.5)	(18.6)
Cash and Other Assets	(163.9)	(203.0)	(195.3)	(180.0)	(168.2)
Securities Lending Collateral	(59.8)	(50.2)	(50.0)	(69.1)	(75.7)
Total Outflows	(326.9)	(328.8)	(307.5)	(313.9)	(322.4)
Net Inflows (Outflows)	12.3	(5.4)	(1.4)	36.2	27.2
Market Performance, Currency & Other
Market Performance & Other	37.2	91.0	51.4	99.5	(132.8)
Currency	(5.7)	8.0	3.9	2.8	(6.4)
Total Market Performance, Currency & Other	31.5	99.0	55.3	102.3	(139.2)
Ending Balance of AUM	$1,449.1	$1,405.3	$1,311.7	$1,257.8	$1,119.3
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2021	2020	CHANGE
Foreign Exchange Trading Income	$78.7	$88.9	$(10.2)	(12)%
Treasury Management Fees	11.2	11.0	0.2	3
Security Commissions and Trading Income	34.8	41.7	(6.9)	(17)
Other Operating Income	54.9	34.4	20.5	60
Investment Security Gains (Losses), net	—	—	—	N/M
Total Other Noninterest Income	$179.6	$176.0	$3.6	2%
Foreign Exchange Trading Income decreased compared to the prior-year quarter, primarily due to lower client volumes and decreased market volatility.
Security Commissions and Trading Income decreased compared to the prior-year quarter, primarily due to lower revenue from interest rate swaps.
Other Operating Income increased compared to the prior-year quarter, primarily due to higher miscellaneous income and a prior-year quarter market value adjustment for a seed capital investment, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense reported in other operating expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets—including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due From Banks, Federal Reserve and Other Central Bank Deposits and Other, Securities, and Loans and Leases—are financed by a large base of interest-bearing funds that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets are also funded by noninterest-related funds, which include demand deposits and stockholders’ equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
Net interest margin is the difference between what we earn on our assets and what we pay for deposits and other sources of funding. The direction and level of interest rates are important factors in our earnings. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
Net Interest Income stated on a fully taxable equivalent (FTE) basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided on page 25.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	FIRST QUARTER
	2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$0.2	$37,140.3	—%	$23.0	$19,826.2	0.47%
Interest-Bearing Due from and Deposits with Banks(2)	2.4	6,464.3	0.15	12.8	5,838.1	0.88
Federal Funds Sold	—	0.3	0.41	—	5.9	1.88
Securities Purchased under Agreements to Resell	1.0	1,551.2	0.27	1.6	661.7	0.96
Securities
U.S. Government	7.2	2,876.9	1.02	21.7	4,639.2	1.88
Obligations of States and Political Subdivisions	15.6	3,199.1	1.96	10.6	1,723.4	2.46
Government Sponsored Agency	83.6	24,845.9	1.36	123.7	23,365.9	2.13
Other(3)	73.9	30,309.5	0.99	92.2	22,234.7	1.67
Total Securities	180.3	61,231.4	1.19	248.2	51,963.2	1.92
Loans and Leases(4)	172.6	34,201.1	2.05	251.7	32,316.2	3.13
Total Interest-Earning Assets	356.5	140,588.6	1.03	537.3	110,611.3	1.95
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,614.5	—	—	2,723.0	—
Other Noninterest-Earning Assets	—	10,052.7	—	—	10,836.2	—
Total Assets	$—	$153,255.8	—%	$—	$124,170.5	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$3.7	$26,735.9	0.06%	$30.5	$20,251.2	0.61%
Savings Certificates and Other Time	1.5	923.6	0.67	4.6	959.8	1.91
Non-U.S. Offices — Interest-Bearing	(18.6)	68,305.6	(0.11)	25.8	54,543.3	0.19
Total Interest-Bearing Deposits	(13.4)	95,965.1	(0.06)	60.9	75,754.3	0.32
Federal Funds Purchased	0.1	405.8	0.06	2.0	1,916.5	0.42
Securities Sold under Agreements to Repurchase	—	89.8	0.07	1.0	334.3	1.16
Other Borrowings	3.5	4,681.4	0.30	29.2	7,450.6	1.58
Senior Notes	13.7	3,057.8	1.82	17.9	2,615.1	2.76
Long-Term Debt	5.3	1,178.7	1.83	8.4	1,168.7	2.90
Floating Rate Capital Debt	0.6	277.8	0.81	1.7	277.7	2.41
Total Interest-Related Funds	9.8	105,656.4	0.04	121.1	89,517.2	0.54
Interest Rate Spread	—	—	0.99	—	—	1.41
Demand and Other Noninterest-Bearing Deposits	—	30,451.3	—	—	19,331.5	—
Other Noninterest-Bearing Liabilities	—	5,610.7	—	—	4,534.8	—
Stockholders’ Equity	—	11,537.4	—	—	10,787.0	—
Total Liabilities and Stockholders’ Equity	$—	$153,255.8	—%	$—	$124,170.5	—%
Net Interest Income/Margin (FTE Adjusted)	$346.7	$—	1.00%	$416.2	$—	1.51%
Net Interest Income/Margin (Unadjusted)	$340.1	$—	0.98%	$408.1	$—	1.48%
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

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED MARCH 31, 2021/2020
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$10.8	$(33.6)	$(22.8)
Interest-Bearing Due from and Deposits with Banks	1.2	(11.6)	(10.4)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	1.1	(1.7)	(0.6)
Securities
U.S. Government	(6.6)	(7.9)	(14.5)
Obligations of States and Political Subdivisions	7.5	(2.5)	5.0
Government Sponsored Agency	7.3	(47.4)	(40.1)
Other	27.3	(45.6)	(18.3)
Total Securities	35.5	(103.4)	(67.9)
Loans and Leases	64.0	(143.1)	(79.1)
Total Interest Income	$112.6	$(293.4)	$(180.8)

Interest-Bearing Deposits
Savings, Money Market and Other	$7.4	$(34.2)	$(26.8)
Savings Certificates and Other Time	(0.3)	(2.8)	(3.1)
Non-U.S. Offices - Interest-Bearing	5.0	(49.4)	(44.4)
Total Interest-Bearing Deposits	12.1	(86.4)	(74.3)
Federal Funds Purchased	(0.9)	(1.0)	(1.9)
Securities Sold under Agreements to Repurchase	(0.4)	(0.6)	(1.0)
Other Borrowings	(8.1)	(17.6)	(25.7)
Senior Notes	2.6	(6.8)	(4.2)
Long-Term Debt	6.6	(9.7)	(3.1)
Floating Rate Capital Debt	—	(1.1)	(1.1)
Total Interest Expense	$11.9	$(123.2)	$(111.3)
Increase (Decrease) in Net Interest Income (FTE)	$100.7	$(170.2)	$(69.5)
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $6.6 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 25. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, decreased from the prior-year quarter, primarily due to a lower net interest margin, partially offset by higher average earning assets. Average earning assets increased from the prior-year quarter, primarily due to higher levels of short-term interest-bearing deposits with banks, securities, and loans. Funding of the balance sheet reflected higher levels of client deposits.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to lower interest rates and a balance sheet mix shift. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $37.1 billion and increased $17.3 billion, or 87%, from $19.8 billion in the prior-year quarter, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average Securities were $61.2 billion and increased $9.2 billion, or 18%, from $52.0 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $911.8 million, $196.6 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.5 billion in the current quarter and $46.3 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.7 billion in the current quarter

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
and $5.7 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $6.5 billion in the current quarter and $5.8 billion in the prior-year quarter.
Loans and Leases averaged $34.2 billion and increased $1.9 billion, or 6%, from $32.3 billion in the prior-year quarter, primarily reflecting higher levels of private client, commercial real estate, commercial and institutional, and non-U.S. loans. Private client loans averaged $11.8 billion and increased $821.7 million, or 7%, from $11.0 billion for the prior-year quarter. Commercial real estate loans averaged $3.7 billion and increased $591.7 million, or 19%, from $3.1 billion for the prior-year quarter. Commercial and institutional loans averaged $9.9 billion and increased $348.0 million, or 4%, from $9.5 billion for the prior-year quarter. Non-U.S. loans averaged $2.3 billion and increased $225.0 million or 11%, from $2.1 billion for the prior-year quarter. Residential real estate loans averaged $6.1 billion for both the current quarter and the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $20.2 billion, or 27%, to an average of $96.0 billion in the current quarter from $75.8 billion in the prior-year quarter. Other Average Interest-Related Funds decreased $4.1 billion, or 30%, to an average of $9.7 billion in the current quarter from $13.8 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $13.8 billion, or 66%, to $34.9 billion in the current quarter from $21.1 billion in the prior-year quarter, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 71% of total average Interest-Bearing Deposits for the three months ended March 31, 2021.
Provision for Credit Losses
There was a $30.0 million release of credit reserves in the current quarter, as compared to a provision of $61.0 million in the prior-year quarter. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvement in projected economic conditions and portfolio credit quality relative to the prior quarter, with decreases primarily in the commercial and institutional, commercial real estate, and private client portfolios.
The provision in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis driven by the current and projected economic conditions at the time resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increase in the commercial and institutional and commercial real estate portfolios. In addition, a $13.7 million increase in the allowance for credit losses, with a corresponding cumulative effect adjustment to decrease retained earnings of $10.1 million, net of income taxes, was recorded on January 1, 2020 upon adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.”
Net recoveries in the current quarter were $0.9 million, resulting from charge-offs of $0.4 million and recoveries of $1.3 million. The prior-year quarter included $0.7 million of net charge-offs, reflecting $1.8 million of charge-offs and $1.1 million of recoveries. Nonaccrual assets of $125.3 million increased $19.8 million, or 19%, from $105.5 million at the end of the prior-year quarter.
Residential real estate, commercial real estate, commercial and institutional, and private client loans accounted for 48%, 33%, 17%, and 2%, respectively, of total nonaccrual loans and leases at March 31, 2021. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 65%, 32%, and 3%, respectively, of total nonaccrual loans and leases at March 31, 2020. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section beginning on page 17.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense
The components of noninterest expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2021	2020	CHANGE
Compensation	$518.5	$499.8	$18.7	4%
Employee Benefits	103.4	97.9	5.5	6
Outside Services	196.4	192.8	3.6	2
Equipment and Software	176.7	162.2	14.5	9
Occupancy	50.8	51.1	(0.3)	(1)
Other Operating Expense	71.7	61.8	9.9	16
Total Noninterest Expense	$1,117.5	$1,065.6	$51.9	5%
Compensation expense, the largest component of noninterest expense, increased compared to the prior-year quarter, primarily reflecting higher salary expense and cash-based incentives, partially offset by lower equity incentives.
Employee Benefits expense increased compared to the prior-year quarter primarily reflecting higher retirement plan expenses, medical costs and payroll taxes.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher sub-custodian expenses.
Equipment and Software expense increased compared to the prior-year quarter, primarily reflecting higher software support costs and amortization.
Other Operating Expense increased compared to the prior-year quarter, primarily due to higher supplemental compensation plan expense and other miscellaneous expense, partially offset by lower business promotion and staff-related expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2021 was $120.8 million, representing an effective tax rate of 24.4%, compared to $100.5 million in the prior-year quarter, representing an effective tax rate of 21.8%.
The effective tax rate increased compared to the prior-year quarter primarily due to lower tax benefits related to share-based compensation.
REPORTING SEGMENTS
Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management.
Reporting segment financial information, presented on an internal management reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level.
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
Effective January 1, 2021, Northern Trust implemented enhancements to its FTP methodology, including enhancements impacting the allocation of net interest income between C&IS and Wealth Management. These methodology enhancements affect the results of each of these reporting segments. Due to the lack of historical information, segment results for periods ended prior to January 1, 2021 have not been revised to reflect the methodology enhancements.

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2021 and 2020.
TABLE 16: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$620.5	$574.4	$443.2	$429.2	$—	$—	$1,063.7	$1,003.6
Foreign Exchange Trading Income	74.5	85.1	4.2	3.8	—	—	78.7	88.9
Other Noninterest Income	60.3	41.8	44.2	42.4	(3.6)	2.9	100.9	87.1
Total Noninterest Income	755.3	701.3	491.6	475.4	(3.6)	2.9	1,243.3	1,179.6
Net Interest Income(1)	160.7	211.3	186.0	204.9	—	—	346.7	416.2
Revenue(1)	916.0	912.6	677.6	680.3	(3.6)	2.9	1,590.0	1,595.8
Provision for Credit Losses	(5.4)	25.7	(24.6)	35.3	—	—	(30.0)	61.0
Noninterest Expense	713.1	659.3	403.1	394.4	1.3	11.9	1,117.5	1,065.6
Income before Income Taxes(1)	208.3	227.6	299.1	250.6	(4.9)	(9.0)	502.5	469.2
Provision for Income Taxes(1)	50.1	49.9	78.5	60.9	(1.2)	(2.2)	127.4	108.6
Net Income	$158.2	$177.7	$220.6	$189.7	$(3.7)	$(6.8)	$375.1	$360.6
Percentage of Consolidated Net Income	42%	49%	59%	53%	(1)%	(2)%	100%	100%
Average Assets	$120,157.7	$92,715.3	$33,098.1	$31,455.2	$—	$—	$153,255.8	$124,170.5
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.6 million for 2021 and $8.1 million for 2020. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 25.

Corporate & Institutional Services
C&IS Net Income
For the quarter ended March 31, 2021, Net Income decreased $19.5 million, or 11%, from the prior-year quarter, primarily reflecting higher noninterest expense and lower net interest income, partially offset by higher noninterest income and a release of credit reserves.
C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
C&IS Foreign Exchange Trading Income
For the quarter ended March 31, 2021, Foreign Exchange Trading Income decreased $10.6 million, or 12%, from the prior-year quarter, primarily due to lower client volumes and decreased market volatility.
C&IS Other Noninterest Income
For the quarter ended March 31, 2021, Other Noninterest Income increased $18.5 million, or 44%, from the prior-year quarter, primarily due to a market value adjustment for a seed capital investment in the prior year.

C&IS Net Interest Income
For the quarter ended March 31, 2021, Net Interest Income stated on an FTE basis decreased $50.6 million, or 24%, from the prior-year quarter, primarily reflecting a lower net interest margin driven by declining short-term interest rates, partially offset by higher earning asset levels funded by higher deposit balances. Average earning assets increased $27.2 billion to $109.0 billion in the current quarter from $81.7 billion in the prior-year quarter. The earning assets and funding sources in C&IS for the quarter ended March 31, 2021 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)
C&IS Provision for Credit Losses
For the quarter ended March 31, 2021, there was a $5.4 million release of credit reserves compared with a $25.7 million provision for credit losses from the prior-year quarter.
The release of credit reserves for the quarter ended March 31, 2021, reflected a decrease in the reserve evaluated on a collective basis driven by continued improvement in projected economic conditions and portfolio credit quality, specifically impacting the commercial and institutional portfolio.
C&IS Noninterest Expense
For the quarter ended March 31, 2021, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $53.8 million, or 8%, from the prior-year quarter, primarily due to higher expense allocations, Other Operating Expense and Compensation.
Wealth Management
Wealth Management Net Income
For the quarter ended March 31, 2021, Net Income increased $30.9 million, or 16%, from the prior-year quarter primarily due to a release of credit reserves and higher Trust, Investment and Other Servicing Fees, partially offset by lower Net Interest Income, higher Provision for Income Taxes and higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Net Interest Income
For the quarter ended March 31, 2021, Net Interest Income stated on an FTE basis decreased $18.9 million, or 9%, from the prior-year quarter, primarily reflecting lower interest rates, partially offset by higher net interest allocations and higher deposit and loan balances. Average earning assets increased $2.7 billion to $31.6 billion in the current quarter from $28.9 billion in the prior-year quarter. Earning assets and funding sources for the quarter ended March 31, 2021 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the quarter ended March 31, 2021, there was a $24.6 million release of credit reserves compared with a $35.3 million provision for credit losses from the prior-year quarter.
The release of credit reserves for the quarter ended March 31, 2021, reflected a decrease in the reserve evaluated on a collective basis driven by continued improvement in projected economic conditions and portfolio credit quality, primarily impacting the commercial real estate, commercial and institutional, and private client portfolios.
Wealth Management Noninterest Expense
For the quarter ended March 31, 2021, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $8.7 million or 2% from the prior-year quarter, primarily reflecting higher expense allocations.
Other
Other Noninterest Income
For the quarter ended March 31, 2021, Other Noninterest Income decreased $6.5 million from the prior-year quarter due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares.
Other Noninterest Expense
For the quarter ended March 31, 2021, Other Noninterest Expense decreased $10.6 million or 89.1% from the prior-year quarter, primarily due to higher Compensation expense from the one-time supplemental payment to employees in response to the COVID-19 pandemic recorded in the prior-year quarter.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 17: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	MARCH 31, 2021	DECEMBER 31, 2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$46.9	$55.4	$(8.5)	(15)%
Interest-Bearing Due from and Deposits with Banks(2)	7.3	6.6	0.7	10
Securities Purchased under Agreements to Resell	1.1	1.6	(0.5)	(31)
Total Securities(3)	61.4	61.1	0.3	—
Loans and Leases	34.3	33.8	0.5	2
Total Earning Assets	151.0	158.5	(7.5)	(5)
Total Assets	163.9	170.0	(6.1)	(4)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	92.0	100.8	(8.8)	(9)
Demand and Other Noninterest-Bearing Deposits	45.5	43.1	2.4	5
Federal Funds Purchased	—	0.3	(0.3)	(100)
Securities Sold under Agreements to Repurchase	0.1	—	0.1	140
Other Borrowings	5.4	4.0	1.4	35
Total Stockholders’ Equity	11.5	11.7	(0.2)	(2)
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

TABLE 18: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED MARCH 31,
($ In Billions)	2021	2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$37.1	$19.8	$17.3	87%
Interest-Bearing Due from and Deposits with Banks(2)	6.5	5.8	0.7	11
Securities Purchased under Agreements to Resell	1.6	0.7	0.9	134
Total Securities(3)	61.2	52.0	9.2	18
Loans and Leases	34.2	32.3	1.9	6
Total Earning Assets	140.6	110.6	30.0	27
Total Assets	153.3	124.2	29.1	23
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	96.0	75.8	20.2	27
Demand and Other Noninterest-Bearing Deposits	30.5	19.3	11.2	58
Federal Funds Purchased	0.4	1.9	(1.5)	(79)
Securities Sold under Agreements to Repurchase	0.1	0.3	(0.2)	(73)
Other Borrowings	4.7	7.5	(2.8)	(37)
Total Stockholders’ Equity	11.5	10.8	0.7	7
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
Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily attributable to retained earnings and Accumulated Other Comprehensive Income since the prior-year period, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program.

CONSOLIDATED BALANCE SHEETS (continued)
During the three months ended March 31, 2021, the Corporation declared cash dividends totaling $151.0 million to common stockholders and cash dividends totaling $16.2 million to preferred stockholders.
On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. On March 25, 2021, the Federal Reserve announced that the temporary and additional restrictions on bank holding company dividends and share repurchases currently in place may end after June 30, 2021, depending on results from upcoming stress tests.
For the three months ended March 31, 2021, the Corporation repurchased 1,399,673 shares of common stock, including 365,697 shares withheld related to share-based compensation, at a total cost of $135.6 million ($96.91 average price per share).
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
The following tables provide the fair value of debt securities available for sale and amortized cost of debt securities held to maturity by credit rating.

TABLE 19: FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE BY CREDIT RATING

	AS OF MARCH 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,561.0	$—	$—	$—	$—	$2,561.0
Obligations of States and Political Subdivisions	992.0	2,287.8	—	—	—	3,279.8
Government Sponsored Agency	24,650.7	—	—	—	—	24,650.7
Non-U.S. Government	517.7	38.4	2.0	—	—	558.1
Corporate Debt	442.1	634.0	1,065.3	64.2	193.1	2,398.7
Covered Bonds	445.6	—	24.6	—	73.9	544.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,115.5	694.2	155.9	—	37.8	3,003.4
Other Asset-Backed	4,650.0	—	—	—	133.0	4,783.0
Commercial Mortgage-Backed	1,099.8	—	—	—	—	1,099.8
Total	$37,474.4	$3,654.4	$1,247.8	$64.2	$437.8	$42,878.6
Percent of Total	87%	9%	3%	—%	1%	100%

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,799.9	$—	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	918.1	2,165.5	—	—	—	3,083.6
Government Sponsored Agency	24,956.7	—	—	—	—	24,956.7
Non-U.S. Government	669.8	38.8	5.4	—	—	714.0
Corporate Debt	426.3	790.0	1,123.5	—	199.8	2,539.6
Covered Bonds	453.3	—	24.9	—	74.9	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,622.0	566.0	157.8	—	—	2,345.8
Other Asset-Backed	3,947.5	—	—	—	50.0	3,997.5
Commercial Mortgage-Backed	1,031.8	—	—	—	—	1,031.8
Total	$36,825.4	$3,560.3	$1,311.6	$—	$324.7	$42,022.0
Percent of Total	88%	8%	3%	—%	1%	100%
As of March 31, 2021, the 1% of debt securities available for sale not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt, other asset-backed, covered bonds and sub-sovereign, supranational and non-U.S. agency bonds.
As of December 31, 2020, the 1% of debt securities available for sale not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt, covered bonds, and other asset-backed securities.

ASSET QUALITY (continued)
Securities Portfolio (continued)
TABLE 20: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF MARCH 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$100.0	$—	$—	$—	$—	$100.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	53.6	—	—	—	—	53.6
Non-U.S. Government	301.0	205.1	5,760.4	272.8	—	6,539.3
Corporate Debt	75.1	396.0	445.6	—	—	916.7
Covered Bonds	3,046.8	—	—	—	—	3,046.8
Certificates of Deposit	—	—	—	—	644.1	644.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,301.2	1,339.8	31.6	—	—	4,672.6
Other Asset-Backed	706.2	—	—	—	—	706.2
Other	—	—	—	—	456.1	456.1
Total	$7,583.9	$1,941.9	$6,237.6	$272.8	$1,100.2	$17,136.4
Percent of Total	44%	11%	36%	2%	7%	100%

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
As of both March 31, 2021 and December 31, 2020, the 7% of debt securities held to maturity not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized gains within the investment securities portfolio totaled $333.6 million at March 31, 2021, compared to net unrealized gains of $872.6 million as of December 31, 2020. Net unrealized gains as of March 31, 2021 were comprised of $694.3 million and $360.7 million of gross unrealized gains and losses, respectively. Net unrealized gains as of December 31, 2020 were comprised of $981.9 million and $109.3 million of gross unrealized gains and losses, respectively.
As of March 31, 2021, the $42.9 billion debt securities available for sale portfolio had unrealized losses of $160.2 million and $52.5 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2020, the $42.0 billion debt securities available for sale portfolio had unrealized losses of $26.9 million and $2.8 million related to government-sponsored agency and other asset-backed securities, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of March 31, 2021, the $17.1 billion debt securities held to maturity portfolio had unrealized losses of $75 million and $23.3 million related to other residential mortgage-backed securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2020, the $17.8 billion debt securities held to maturity portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
As of March 31, 2021 and December 31, 2020, 17% and 16%, respectively, of the corporate debt securities available for sale portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.

ASSET QUALITY (continued)
Securities Portfolio (continued)
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
TABLE 21: NONACCRUAL ASSETS

($ In Millions)	MARCH 31, 2021		DECEMBER 31, 2020
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$21.3		$26.4
Commercial Real Estate	40.1		40.2
Total Commercial	$61.4		$66.6
Personal
Residential Real Estate	$59.5		$62.2
Private Client	2.9		2.9
Total Personal	$62.4		$65.1
Total Nonaccrual Loans and Leases	123.8		131.7
Other Real Estate Owned	1.5		0.7
Total Nonaccrual Assets	$125.3		$132.4
90 Day Past Due Loans Still Accruing	$24.0		$8.9
Nonaccrual Loans and Leases to Total Loans and Leases	0.36%		0.39%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.3	x	1.4	x
Nonaccrual assets of $125.3 million as of March 31, 2021 decreased primarily due to a net decrease in the residential real estate portfolio due to net payoffs and charge-offs and a payoff of one nonaccrual loan in the commercial and institutional portfolio, partially offset by one new nonaccrual loan in the residential real estate portfolio. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
Allowance for Credit Losses
The allowance for credit losses—which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance-sheet credit exposure, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
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
As of March 31, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, debt securities held to maturity, and other financial assets, was $165.4 million, $55.1 million, $8.6 million, and $1.7 million, respectively. As of December 31, 2020, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, debt securities held to maturity, and other financial assets, was $190.7 million, $61.1 million, $7.3 million, and $0.8 million, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three months ended March 31, 2021 and 2020 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class.
TABLE 22: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	MARCH 31, 2021		DECEMBER 31, 2020
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.9	—%	$10.7	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	88.3	29	100.6	30
Commercial Real Estate	59.2	11	70.7	10
Lease Financing, net	0.5	—	0.4	—
Non-U.S.	17.8	5	17.7	4
Other	—	1	—	1
Total Commercial	165.8	46	189.4	45
Personal
Residential Real Estate	27.8	18	28.9	18
Private Client	14.7	35	20.6	35
Non-U.S.	1.3	1	2.2	2
Other	—	—	—	—
Total Personal	43.8	54	51.7	55
Total Allowance Evaluated on a Collective Basis	$209.6	100%	$241.1	100%
Total Allowance for Credit Losses	$220.5	100%	$251.8	100%
Allowance Assigned to
Loans and Leases	$165.4		$190.7
Undrawn Commitments and Standby Letters of Credit	55.1		61.1
Total Allowance for Credit Losses	$220.5		$251.8
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.48%		0.56%

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the three months ended March 31, 2021 and 2020.
TABLE 23: CASH FLOW ACTIVITY SUMMARY

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Net cash provided by (used in):
Operating activities	$68.3	$(2,685.3)
Investing activities	5,133.7	(21,500.3)
Financing activities	(4,905.6)	25,708.0
Effect of Foreign Currency Exchange Rates on Cash	(101.5)	(148.4)
Change in Cash and Due from Banks	$194.9	$1,374.0
Operating Activities
Net cash provided by operating activities of $68.3 million for the three months ended March 31, 2021 was primarily attributable to period earnings, the impact of lower non-cash charges such as amortization and net changes in other operating activities, partially offset by higher net collateral deposited with derivative counterparties.
Net cash used in operating activities of $2.7 billion for the three months ended March 31, 2020 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by net changes in other operating activities and period earnings.
Investing Activities
Net cash provided by investing activities of $5.1 billion for the three months ended March 31, 2021 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, partially offset by net purchases of debt securities available for sale, client security settlement receivables, and interest-bearing deposits with banks.
Net cash used in investing activities of $21.5 billion for the three months ended March 31, 2020 was primarily attributable to increased levels of Federal Reserve and other central bank deposits, higher levels of loans and leases, and client security settlement receivables.
Financing Activities
Net cash used in financing activities of $4.9 billion for the three months ended March 31, 2021 was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of short-term borrowings. The decrease in total deposits was primarily attributable to lower levels of interest-bearing non-U.S. office client deposits and savings, money market and other interest-bearing deposits, partially offset by increased non-U.S. and domestic noninterest-bearing deposits.
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

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2021, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in an effective common equity tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 24: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	MARCH 31, 2021		DECEMBER 31, 2020		MARCH 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.0%	12.8%	12.8%	13.4%	11.7%	12.9%	N/A	4.5%
Tier 1 Capital	13.0	14.0	13.9	14.5	12.8	14.1	6.0	6.0
Total Capital	14.5	15.2	15.6	15.9	14.5	15.7	10.0	8.0
Tier 1 Leverage	6.9	6.9	7.6	7.6	8.1	8.1	N/A	4.0
Supplementary Leverage(1)	N/A	8.1	N/A	8.6	N/A	7.2	N/A	3.0

Capital Ratios — The Northern Trust Company	MARCH 31, 2021		DECEMBER 31, 2020		MARCH 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.1%	13.2%	13.0%	13.8%	12.0%	13.5%	6.5%	4.5%
Tier 1 Capital	12.1	13.2	13.0	13.8	12.0	13.5	8.0	6.0
Total Capital	13.4	14.3	14.5	15.0	13.6	14.9	10.0	8.0
Tier 1 Leverage	6.4	6.4	7.0	7.0	7.6	7.6	5.0	4.0
Supplementary Leverage(1)	N/A	7.4	N/A	7.7	N/A	6.8	3.0	3.0
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
Further, on March 23, 2020, the Federal Reserve issued a temporary rule that required bank holding companies, including Northern Trust Corporation, to deduct their deposits with the Federal Reserve and investments in U.S. Treasury securities from their total leverage exposure. The U.S. Treasury securities deduction is applied in addition to the central bank deposits relief referred to above. This rule became effective on April 1, 2020 and expired on April 1, 2021.
On May 15, 2020, the U.S. federal banking agencies issued a temporary rule that permitted, but did not require, insured depository institutions of bank holding companies to exclude deposits with the Federal Reserve and investments in U.S. Treasury securities from their total leverage exposure. The Northern Trust Company did not elect to take this deduction.
The supplementary leverage ratios at March 31, 2021 and December 31, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
There are no accounting pronouncements and developments issued but not yet effective as of March 31, 2021 that are expected to have a significant impact on Northern Trust’s consolidated balance sheets or results of operations.
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

MARKET RISK MANAGEMENT (continued)

As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020.
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
TABLE 25: NET INTEREST INCOME SENSITIVITY AS OF MARCH 31, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$262
200 Basis Points	458
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$74
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
TABLE 26: MARKET VALUE OF EQUITY SENSITIVITY AS OF MARCH 31, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$23
200 Basis Points	(346)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$577
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
During the three months ended March 31, 2021, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The table below presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 27: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2021	DECEMBER 31, 2020
High	$0.9	$1.8	$0.4	$1.9	$0.7	$1.0
Low	0.1	0.2	0.1	0.1	0.1	0.1
Average	0.4	0.4	0.2	0.2	0.4	0.4
Quarter-End	0.1	0.3	0.1	0.3	0.1	0.2

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
TABLE 28: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2021	2020
Net Interest Income
Interest Income - GAAP	$349.9	$529.2
Add: FTE Adjustment	6.6	8.1
Interest Income (FTE) - Non-GAAP	$356.5	$537.3

Net Interest Income - GAAP	$340.1	$408.1
Add: FTE Adjustment	6.6	8.1
Net Interest Income (FTE) - Non-GAAP	$346.7	$416.2

Net Interest Margin - GAAP	0.98%	1.48%
Net Interest Margin (FTE) - Non-GAAP	1.00%	1.51%

Total Revenue
Total Revenue - GAAP	$1,583.4	$1,587.7
Add: FTE Adjustment	6.6	8.1
Total Revenue (FTE) - Non-GAAP	$1,590.0	$1,595.8

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
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	MARCH 31, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
Cash and Due from Banks	$4,584.4	$4,389.5
Federal Reserve and Other Central Bank Deposits	46,911.4	55,503.6
Interest-Bearing Deposits with Banks	5,142.8	4,372.6
Federal Funds Sold	0.1	—
Securities Purchased under Agreements to Resell	1,109.3	1,596.5
Debt Securities
Available for Sale (Amortized cost of $42,508.6 and $41,155.7)	42,878.6	42,022.0
Held to Maturity (Fair value of $17,100.0 and $17,797.4)	17,136.4	17,791.1
Trading Account	0.4	0.5
Total Debt Securities	60,015.4	59,813.6
Loans and Leases
Commercial	15,847.9	15,262.0
Personal	18,496.4	18,497.7
Total Loans and Leases (Net of unearned income of $9.4 and $9.8)	34,344.3	33,759.7
Allowance for Credit Losses	(175.7)	(198.8)
Buildings and Equipment	496.7	514.9
Client Security Settlement Receivables	1,970.2	1,160.2
Goodwill	704.0	707.2
Other Assets	8,821.2	8,384.9
Total Assets	$163,924.1	$170,003.9
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$18,863.1	$17,728.5
Savings, Money Market and Other Interest-Bearing	27,322.9	28,631.8
Savings Certificates and Other Time	909.7	937.1
Non U.S. Offices — Noninterest-Bearing	26,615.2	25,382.2
— Interest-Bearing	63,746.5	71,198.4
Total Deposits	137,457.4	143,878.0
Federal Funds Purchased	0.2	260.2
Securities Sold Under Agreements to Repurchase	95.6	39.8
Other Borrowings	5,428.4	4,011.5
Senior Notes	2,991.2	3,122.4
Long-Term Debt	1,165.9	1,189.3
Floating Rate Capital Debt	277.8	277.8
Other Liabilities	5,049.7	5,536.6
Total Liabilities	152,466.2	158,315.6
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,140,239 and 208,289,178	408.6	408.6
Additional Paid-In Capital	914.1	963.6
Retained Earnings	12,415.6	12,207.7
Accumulated Other Comprehensive Income (Loss)	65.9	428.0
Treasury Stock (37,031,285 and 36,882,346 shares, at cost)	(3,231.2)	(3,204.5)
Total Stockholders’ Equity	11,457.9	11,688.3
Total Liabilities and Stockholders’ Equity	$163,924.1	$170,003.9
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions Except Share Information)	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,063.7	$1,003.6
Foreign Exchange Trading Income	78.7	88.9
Treasury Management Fees	11.2	11.0
Security Commissions and Trading Income	34.8	41.7
Other Operating Income	54.9	34.4
Investment Security Gains (Losses), net	—	—
Total Noninterest Income	1,243.3	1,179.6
Net Interest Income
Interest Income	349.9	529.2
Interest Expense	9.8	121.1
Net Interest Income	340.1	408.1
Provision for Credit Losses	(30.0)	61.0
Net Interest Income after Provision for Credit Losses	370.1	347.1
Noninterest Expense
Compensation	518.5	499.8
Employee Benefits	103.4	97.9
Outside Services	196.4	192.8
Equipment and Software	176.7	162.2
Occupancy	50.8	51.1
Other Operating Expense	71.7	61.8
Total Noninterest Expense	1,117.5	1,065.6
Income before Income Taxes	495.9	461.1
Provision for Income Taxes	120.8	100.5
Net Income	$375.1	$360.6
Preferred Stock Dividends	16.2	30.5
Net Income Applicable to Common Stock	$358.9	$330.1
Per Common Share
Net Income – Basic	$1.71	$1.56
– Diluted	1.70	1.55
Average Number of Common Shares Outstanding
– Basic	208,112,824	208,881,131
– Diluted	208,946,448	209,816,822

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Net Income	$375.1	$360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Debt Securities Available for Sale	(369.7)	199.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.2)	7.3
Net Foreign Currency Adjustments	5.0	25.7
Net Pension and Other Postretirement Benefit Adjustments	7.8	7.0
Other Comprehensive Income (Loss)	(362.1)	239.7
Comprehensive Income	$13.0	$600.3
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	375.1	—	—	375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(362.1)	—	(362.1)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(151.0)	—	—	(151.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	108.9	59.4
Stock Purchased	—	—	—	—	—	(135.6)	(135.6)
Balance at March 31, 2021	$884.9	$408.6	$914.1	$12,415.6	$65.9	$(3,231.2)	$11,457.9
See accompanying notes to the consolidated financial statements.

	THREE MONTHS ENDED MARCH 31, 2020
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Net Income	—	—	—	360.6	—	—	360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	239.7	—	239.7
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.6)	—	—	(148.6)
Preferred Stock	—	—	—	(19.0)	—	—	(19.0)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(74.8)	—	—	137.7	62.9
Stock Purchased	—	—	—	—	—	(296.8)	(296.8)
Balance at March 31, 2020	$884.9	$408.6	$938.3	$11,828.1	$45.0	$(3,225.2)	$10,879.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$375.1	$360.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization and Accretion of Securities and Unearned Income, net	26.1	22.4
Provision for Credit Losses	(30.0)	61.0
Depreciation and Amortization	125.4	123.8
Pension Plan Contributions	(6.7)	(10.6)
Change in Receivables	(66.7)	(122.7)
Change in Interest Payable	7.3	(5.7)
Change in Collateral With Derivative Counterparties, net	(824.2)	(3,570.2)
Other Operating Activities, net	462.0	456.1
Net Cash Provided by (Used in) Operating Activities	68.3	(2,685.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(0.1)	5.0
Change in Securities Purchased under Agreements to Resell	477.9	(367.2)
Change in Interest-Bearing Deposits with Banks	(772.6)	(757.6)
Net Change in Federal Reserve and Other Central Bank Deposits	8,369.3	(11,204.7)
Purchases of Debt Securities – Held to Maturity	(16,047.6)	(7,076.0)
Proceeds from Maturity and Redemption of Debt Securities – Held to Maturity	16,125.8	6,287.3
Purchases of Debt Securities – Available for Sale	(3,631.9)	(2,857.6)
Proceeds from Sale, Maturity and Redemption of Debt Securities – Available for Sale	2,214.9	2,430.7
Change in Loans and Leases	(592.4)	(6,432.9)
Purchases of Buildings and Equipment	(10.7)	(37.6)
Purchases and Development of Computer Software	(94.8)	(94.8)
Change in Client Security Settlement Receivables	(810.4)	(1,241.9)
Other Investing Activities, net	(93.7)	(153.0)
Net Cash Provided by (Used in) Investing Activities	5,133.7	(21,500.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(5,844.1)	23,956.5
Change in Federal Funds Purchased	(260.0)	3,817.7
Change in Securities Sold under Agreements to Repurchase	55.8	(455.6)
Change in Short-Term Other Borrowings	1,420.3	(778.0)
Redemption of Preferred Stock - Series C	—	(400.0)
Treasury Stock Purchased	(135.6)	(296.8)
Net Proceeds from Stock Options	8.7	8.8
Cash Dividends Paid on Common Stock	(145.9)	(147.1)
Cash Dividends Paid on Preferred Stock	(4.7)	(5.8)
Other Financing Activities, net	(0.1)	8.3
Net Cash (Used in) Provided by Financing Activities	(4,905.6)	25,708.0
Effect of Foreign Currency Exchange Rates on Cash	(101.5)	(148.4)
Change in Cash and Due from Banks	194.9	1,374.0
Cash and Due from Banks at Beginning of Period	4,389.5	4,459.2
Cash and Due from Banks at End of Period	$4,584.4	$5,833.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$2.2	$126.7
Income Taxes Paid	30.8	72.6
Transfers from Loans to OREO	3.3	(0.2)
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2021 and 2020, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2020.
Note 2 – Recent Accounting Pronouncements
On January 1, 2021, Northern Trust adopted Accounting Standards Update (ASU) No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (ASU 2020-01). ASU 2020-01 addresses two accounting issues: (1) application of the measurement alternative under Topic 321 in correlation with the transition into and out of the equity method under Topic 323 and (2) the measurement of certain forward contracts and purchased options to acquire equity securities. ASU 2020-01 clarifies that an entity applying the measurement alternative under Topic 321 that must transition to the equity method under Topic 323 because of an observable transaction will remeasure its investment immediately before transition, whereas an entity applying the equity method under Topic 323 that must transition to Topic 321 because of an observable transaction will remeasure its investment immediately after transition. ASU 2020-01 also clarifies that certain forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of Topic 321 before settlement or exercise. Upon adoption of ASU 2020-01, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

On January 1, 2021, Northern Trust adopted ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs” (ASU 2020-08). ASU 2020-08 clarifies the Codification related to the standard issued in ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. ASU 2020-08 clarifies that an entity should amortize premiums on purchased callable debt securities to the first call date and related call amount and at that point reassess if there is a remaining premium to amortize to a subsequent call date. Upon adoption of ASU 2020-08, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the three months ended March 31, 2021 or the twelve months ended December 31, 2020.

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
Northern Trust’s Level 2 assets include available for sale and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2021, Northern Trust’s available for sale debt securities portfolio included 2,471 Level 2 debt securities with an aggregate market value of $40.3 billion. All 2,471 debt securities were valued by external pricing vendors. As of December 31, 2020, Northern Trust’s available for sale debt securities portfolio included 2,260 Level 2 debt securities with an aggregate market value of $39.2 billion. All 2,260 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.4 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively, were all valued using external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 21 — Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of March 31, 2021 and December 31, 2020, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 29: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.6 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	9.63%			9.63%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.73%			8.73%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by fair value hierarchy level.
TABLE 30: RECURRING BASIS HIERARCHY LEVELING

	MARCH 31, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,561.0	$—	$—	$—	$2,561.0
Obligations of States and Political Subdivisions	—	3,279.8	—	—	3,279.8
Government Sponsored Agency	—	24,650.7	—	—	24,650.7
Non-U.S. Government	—	558.1	—	—	558.1
Corporate Debt	—	2,398.7	—	—	2,398.7
Covered Bonds	—	544.1	—	—	544.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,003.4	—	—	3,003.4
Other Asset-Backed	—	4,783.0	—	—	4,783.0
Commercial Mortgage-Backed	—	1,099.8	—	—	1,099.8
Total Available for Sale	2,561.0	40,317.6	—	—	42,878.6
Trading Account	—	0.4	—	—	0.4
Total Available for Sale and Trading Debt Securities	2,561.0	40,318.0	—	—	42,879.0
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,001.0	—	(1,973.5)	1,027.5
Interest Rate Contracts	—	205.6	—	(3.6)	202.0
Total Derivative Assets	—	3,206.6	—	(1,977.1)	1,229.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,543.0	—	(2,023.7)	519.3
Interest Rate Contracts	—	123.7	—	(66.6)	57.1
Other Financial Derivatives(1)	—	—	34.6	—	34.6
Total Derivative Liabilities	$—	$2,666.7	$34.6	$(2,090.3)	$611.0
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2021, derivative assets and liabilities shown above also include reductions of $449.1 million and $562.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1)This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2020
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2021 and 2020.

TABLE 31: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED MARCH 31,	2021	2020
Fair Value at January 1	$35.3	$33.4
Total (Gains) Losses:
Included in Earnings(1)	3.6	(2.9)
Purchases, Issues, Sales, and Settlements
Settlements	(4.3)	(4.0)
Fair Value at March 31	$34.6	$26.5
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
Assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted

Notes to Consolidated Financial Statements (unaudited) (continued)
average based on fair values of 15.8% and 16.8% as of March 31, 2021 and December 31, 2020, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $16.7 million and $24.6 million at March 31, 2021 and December 31, 2020, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 32: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$16.7 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$24.6 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the fair values of all financial instruments.
TABLE 33: FAIR VALUE OF FINANCIAL INSTRUMENTS

	MARCH 31, 2021
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,584.4	$4,584.4	$4,584.4	$—	$—
Federal Reserve and Other Central Bank Deposits	46,911.4	46,911.4	—	46,911.4	—
Interest-Bearing Deposits with Banks	5,142.8	5,142.8	—	5,142.8	—
Federal Funds Sold	0.1	0.1	—	0.1	—
Securities Purchased under Agreements to Resell	1,109.3	1,109.3	—	1,109.3	—
Debt Securities
Available for Sale(1)	42,878.6	42,878.6	2,561.0	40,317.6	—
Held to Maturity	17,136.4	17,100.0	100.0	17,000.0	—
Trading Account	0.4	0.4	—	0.4	—
Loans (excluding Leases)
Held for Investment	34,168.1	34,181.7	—	—	34,181.7
Client Security Settlement Receivables	1,970.2	1,970.2	—	1,970.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	230.0	230.0	—	230.0	—
Community Development Investments	908.1	908.1	—	908.1	—
Employee Benefit and Deferred Compensation	230.3	234.5	133.9	100.6	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$72,801.2	$72,801.2	$72,801.2	$—	$—
Savings Certificates and Other Time	909.7	911.0	—	911.0	—
Non U.S. Offices Interest-Bearing	63,746.5	63,746.5	—	63,746.5	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	95.6	95.6	—	95.6	—
Other Borrowings	5,428.4	5,428.6	—	5,428.6	—
Senior Notes	2,991.2	3,083.9	—	3,083.9	—
Long-Term Debt
Subordinated Debt	1,165.9	1,211.5	—	1,211.5	—
Floating Rate Capital Debt	277.8	268.7	—	268.7	—
Other Liabilities
Standby Letters of Credit	18.7	18.7	—	—	18.7
Loan Commitments	76.9	76.9	—	—	76.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$370.9	$370.9	$—	$370.9	$—
Liabilities	29.3	29.3	—	29.3	—
Interest Rate Contracts
Assets	10.0	10.0	—	10.0	—
Liabilities	13.7	13.7	—	13.7	—
Other Financial Derivatives
Liabilities(2)	34.6	34.6	—	—	34.6
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,630.1	2,630.1	—	2,630.1	—
Liabilities	2,513.7	2,513.7	—	2,513.7	—
Interest Rate Contracts
Assets	195.6	195.6	—	195.6	—
Liabilities	110.0	110.0	—	110.0	—
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Debt Securities Available for Sale. The following tables provide the amortized cost and fair values at March 31, 2021 and December 31, 2020, and remaining maturities of debt securities available for sale at March 31, 2021.
TABLE 34: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES AVAILABLE FOR SALE

	MARCH 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,521.1	$50.6	$10.7	$2,561.0
Obligations of States and Political Subdivisions	3,249.8	82.5	52.5	3,279.8
Government Sponsored Agency	24,535.5	275.4	160.2	24,650.7
Non-U.S. Government	564.3	0.1	6.3	558.1
Corporate Debt	2,336.3	65.2	2.8	2,398.7
Covered Bonds	535.8	8.3	—	544.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,968.8	54.0	19.4	3,003.4
Other Asset-Backed	4,749.5	38.0	4.5	4,783.0
Commercial Mortgage-Backed	1,047.5	53.6	1.3	1,099.8
Total	$42,508.6	$627.7	$257.7	$42,878.6

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,728.8	$71.1	$—	$2,799.9
Obligations of States and Political Subdivisions	2,927.8	155.9	0.1	3,083.6
Government Sponsored Agency	24,595.1	388.5	26.9	24,956.7
Non-U.S. Government	713.6	1.1	0.7	714.0
Corporate Debt	2,459.9	79.8	0.1	2,539.6
Covered Bonds	543.1	10.0	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,281.7	64.7	0.6	2,345.8
Other Asset-Backed	3,953.5	46.8	2.8	3,997.5
Commercial Mortgage-Backed	952.2	79.7	0.1	1,031.8
Total	$41,155.7	$897.6	$31.3	$42,022.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 35: REMAINING MATURITY OF DEBT SECURITIES AVAILABLE FOR SALE

MARCH 31, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$99.9	$101.5	$1,874.1	$1,911.3	$547.1	$548.2	$—	$—	$2,521.1	$2,561.0
Obligations of States and Political Subdivisions	7.2	7.3	294.8	308.4	2,764.2	2,787.5	183.6	176.6	3,249.8	3,279.8
Government Sponsored Agency	4,859.6	4,913.7	8,260.4	8,330.3	8,833.7	8,816.8	2,581.8	2,589.9	24,535.5	24,650.7
Non-U.S. Government	269.6	269.6	40.5	40.5	254.2	248.0	—	—	564.3	558.1
Corporate Debt	372.6	376.5	1,950.5	2,009.1	9.3	9.2	3.9	3.9	2,336.3	2,398.7
Covered Bonds	106.8	107.1	429.0	437.0	—	—	—	—	535.8	544.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	534.4	537.5	2,001.7	2,043.0	432.7	422.9	—	—	2,968.8	3,003.4
Other Asset-Backed	733.9	742.4	3,201.6	3,228.2	739.2	737.8	74.8	74.6	4,749.5	4,783.0
Commercial Mortgage-Backed	17.8	17.8	510.0	532.5	511.6	541.4	8.1	8.1	1,047.5	1,099.8
Total	$7,001.8	$7,073.4	$18,562.6	$18,840.3	$14,092.0	$14,111.8	$2,852.2	$2,853.1	$42,508.6	$42,878.6
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt Securities Available for Sale with Unrealized Losses. The following table provides information regarding debt securities available for sale with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2021 and December 31, 2020.
TABLE 36: DEBT SECURITIES AVAILABLE FOR SALE IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF MARCH 31, 2021	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$237.6	$10.7	$—	$—	$237.6	$10.7
Obligations of States and Political Subdivisions	1,456.8	52.5	—	—	1,456.8	52.5
Government Sponsored Agency	5,915.6	148.5	2,096.4	11.7	8,012.0	160.2
Non-U.S. Government	274.4	6.3	—	—	274.4	6.3
Corporate Debt	272.6	2.8	—	—	272.6	2.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	981.3	19.4	49.9	—	1,031.2	19.4
Other Asset-Backed	1,035.7	4.5	60.0	—	1,095.7	4.5
Commercial Mortgage-Backed	120.8	1.2	7.5	0.1	128.3	1.3
Total	$10,294.8	$245.9	$2,213.8	$11.8	$12,508.6	$257.7

AS OF DECEMBER 31, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$52.3	$0.1	$—	$—	$52.3	$0.1
Government Sponsored Agency	2,402.3	13.6	2,528.7	13.3	4,931.0	26.9
Non-U.S. Government	90.5	0.7	—	—	90.5	0.7
Corporate Debt	66.6	0.1	—	—	66.6	0.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	162.8	0.5	49.9	0.1	212.7	0.6
Other Asset-Backed	176.8	0.2	792.3	2.6	969.1	2.8
Commercial Mortgage-Backed	44.4	0.1	—	—	44.4	0.1
Total	$2,995.7	$15.3	$3,370.9	$16.0	$6,366.6	$31.3
As of March 31, 2021, 991 debt securities available for sale with a combined fair value of $12.5 billion were in an unrealized loss position, with their unrealized losses totaling $257.7 million. Unrealized losses related to debt securities available for sale of $160.2 million and $52.5 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of March 31, 2021, 17% of the corporate debt securities available for sale portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s debt securities available for sale portfolio as of March 31, 2021 are attributable to changes in overall market interest rates or credit spreads.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2021, Northern Trust did not intend to sell any debt securities available for sale in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
Debt securities available for sale impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred.
There was no provision for credit losses for corporate debt securities available for sale for the three months ended March 31, 2021, while there was a $0.2 million provision for the three months ended March 31, 2020. There was no allowance for credit losses for corporate debt securities available for sale as of March 31, 2021 and December 31, 2020, respectively. The process for identifying credit losses for corporate debt available for sale securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.
Debt Securities Held to Maturity. The following tables provide the amortized cost and fair values at March 31, 2021 and December 31, 2020, and remaining maturities of debt securities held to maturity at March 31, 2021.
TABLE 37: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES HELD TO MATURITY

	MARCH 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$100.0	$—	$—	$100.0
Obligations of States and Political Subdivisions	1.0	—	—	1.0
Government Sponsored Agency	53.6	0.3	0.9	53.0
Non-U.S. Government	6,539.3	6.1	0.2	6,545.2
Corporate Debt	916.7	5.0	1.6	920.1
Covered Bonds	3,046.8	19.9	1.7	3,065.0
Certificates of Deposit	644.1	—	—	644.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,672.6	33.1	23.3	4,682.4
Other Asset-Backed	706.2	1.2	0.3	707.1
Other	456.1	1.0	75.0	382.1
Total	$17,136.4	$66.6	$103.0	$17,100.0

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$90.0	$—	$—	$90.0
Obligations of States and Political Subdivisions	2.1	0.1	—	2.2
Government Sponsored Agency	3.0	0.3	—	3.3
Non-U.S. Government	8,336.6	7.3	0.2	8,343.7
Corporate Debt	588.0	6.5	0.1	594.4
Covered Bonds	3,184.6	24.6	0.3	3,208.9
Certificates of Deposit	807.2	—	—	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,648.0	43.5	0.9	3,690.6
Other Asset-Backed	677.0	0.9	—	677.9
Other	454.6	1.1	76.5	379.2
Total	$17,791.1	$84.3	$78.0	$17,797.4

Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2021, the $17.1 billion debt securities held to maturity portfolio had an unrealized loss of $75 million related to other residential mortgage-backed securities and an unrealized loss of $23.3 million related to sub-sovereign, supranational and non-U.S. agency bonds, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
TABLE 38: REMAINING MATURITY OF DEBT SECURITIES HELD TO MATURITY

MARCH 31, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$100.0	$100.0	$—	$—	$—	$—	$—	$—	$100.0	$100.0
Obligations of States and Political Subdivisions	1.0	1.0	—	—	—	—	—	—	1.0	1.0
Government Sponsored Agency	2.0	2.0	8.0	8.0	9.2	9.2	34.4	33.8	53.6	53.0
Non-U.S. Government	6,049.0	6,049.1	490.3	496.1	—	—	—	—	6,539.3	6,545.2
Corporate Debt	77.9	77.9	774.1	778.0	64.7	64.2	—	—	916.7	920.1
Covered Bonds	1,294.1	1,300.2	1,431.9	1,445.1	320.8	319.7	—	—	3,046.8	3,065.0
Certificates of Deposit	644.1	644.1	—	—	—	—	—	—	644.1	644.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,206.4	1,212.0	2,334.3	2,358.2	1,131.9	1,112.2	—	—	4,672.6	4,682.4
Other Asset-Backed	203.9	204.3	392.6	393.3	109.7	109.5	—	—	706.2	707.1
Other	36.5	36.0	252.8	236.6	53.4	47.5	113.4	62.0	456.1	382.1
Total	$9,614.9	$9,626.6	$5,684.0	$5,715.3	$1,689.7	$1,662.3	$147.8	$95.8	$17,136.4	$17,100.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Debt securities held to maturity consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended March 31, 2021 and 2020, no securities were transferred from available for sale to held to maturity.
Credit Quality Indicators. The following table provides the amortized cost of debt securities held to maturity by credit rating.

TABLE 39: AMORTIZED COST OF DEBT SECURITIES HELD TO MATURITY BY CREDIT RATING

	AS OF MARCH 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$100.0	$—	$—	$—	$—	$100.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	53.6	—	—	—	—	53.6
Non-U.S. Government	301.0	205.1	5,760.4	272.8	—	6,539.3
Corporate Debt	75.1	396.0	445.6	—	—	916.7
Covered Bonds	3,046.8	—	—	—	—	3,046.8
Certificates of Deposit	—	—	—	—	644.1	644.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,301.2	1,339.8	31.6	—	—	4,672.6
Other Asset-Backed	706.2	—	—	—	—	706.2
Other	—	—	—	—	456.1	456.1
Total	$7,583.9	$1,941.9	$6,237.6	$272.8	$1,100.2	$17,136.4
Percent of Total	44%	11%	36%	2%	7%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 91%  and 93% of the held to maturity portfolio at March 31, 2021 and December 31, 2020, respectively, comprised of securities rated A or higher. The remaining held to maturity debt securities portfolio was comprised of 2% rated BBB at March 31, 2021 and 7% not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings at March 31, 2021 and December 31, 2020, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities during the three months ended March 31, 2021. Proceeds of $280.0 million from the sale of debt securities during the three months ended March 31, 2020 resulted in gross realized debt securities gains of $0.7 million and gross realized debt securities losses of $0.7 million. There were no net investment security (losses) gains for the three months ended March 31, 2021 and 2020.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2021 and December 31, 2020.
TABLE 40: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
($ In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
U.S. Treasury and Agency Securities	$95.6	$39.8
Total Borrowings	95.6	39.8
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 23	95.6	39.8
Amounts related to agreements not included in Note 23	—	—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 41: LOANS AND LEASES

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Commercial
Commercial and Institutional	$10,073.1	$10,058.3
Commercial Real Estate	3,713.9	3,558.4
Non-U.S.	1,771.2	1,345.7
Lease Financing, net	11.3	11.4
Other	278.4	288.2
Total Commercial	15,847.9	15,262.0
Personal
Private Client	12,047.5	11,815.1
Residential Real Estate	6,066.9	6,035.7
Non-U.S.	336.7	597.9
Other	45.3	49.0
Total Personal	18,496.4	18,497.7
Total Loans and Leases	$34,344.3	$33,759.7
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2021 and December 31, 2020, equity credit lines totaled $285.2 million and $304.4 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both March 31, 2021 and December 31, 2020.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $1.3 billion at March 31, 2021 and $1.1 billion at December 31, 2020, respectively. Demand deposit overdrafts reclassified as loan balances totaled $5.6 million and $26.4 million at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, there were no loans or leases classified as held for sale.
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
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA will have at least 90 days to respond as to the approval or denial of such application. 219 PPP loan forgiveness applications totaling $34.2 million that went through the forgiveness process as of March 31, 2021, were fully forgiven by the SBA as of such date.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2021, Northern Trust had 1,137 outstanding loans totaling $213.9 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.2 million. For its origination efforts, Northern Trust received approximately $2.6 million in SBA fees, net of service charges as of March 31, 2021.
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
Loan and lease segment and class balances as of March 31, 2021 and December 31, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

March 31, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$334.2	$653.5	$332.8	$179.2	$103.4	$786.0	$3,597.0	$1.2	$5,987.3
4 to 5 Category	196.1	697.7	524.6	339.9	343.7	288.1	1,351.5	33.6	3,775.2
6 to 9 Category	29.9	33.4	77.9	36.7	39.5	24.9	68.3	—	310.6
Total Commercial and Institutional	560.2	1,384.6	935.3	555.8	486.6	1,099.0	5,016.8	34.8	10,073.1
Commercial Real Estate
Risk Rating:
1 to 3 Category	124.7	341.5	153.4	59.8	24.3	113.5	82.6	2.8	902.6
4 to 5 Category	121.4	752.7	752.0	282.2	115.8	542.7	98.8	9.4	2,675.0
6 to 9 Category	12.1	18.2	55.2	15.5	23.9	11.4	—	—	136.3
Total Commercial Real Estate	258.2	1,112.4	960.6	357.5	164.0	667.6	181.4	12.2	3,713.9
Non-U.S.
Risk Rating:
1 to 3 Category	724.7	112.9	17.0	—	11.1	—	270.0	—	1,135.7
4 to 5 Category	282.1	28.0	0.7	2.1	—	85.2	129.5	1.8	529.4
6 to 9 Category	0.2	—	23.1	—	—	—	82.8	—	106.1
Total Non-U.S.	1,007.0	140.9	40.8	2.1	11.1	85.2	482.3	1.8	1,771.2
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.3	—	—	11.3
Total Lease Financing, net	—	—	—	—	—	11.3	—	—	11.3
Other
Risk Rating:
1 to 3 Category	135.8	—	—	—	—	—	—	—	135.8
4 to 5 Category	142.6	—	—	—	—	—	—	—	142.6
Total Other	278.4	—	—	—	—	—	—	—	278.4
Total Commercial	2,103.8	2,637.9	1,936.7	915.4	661.7	1,863.1	5,680.5	48.8	15,847.9
Personal
Private Client
Risk Rating:
1 to 3 Category	50.9	567.3	122.5	43.7	54.5	141.5	5,283.6	59.1	6,323.1
4 to 5 Category	229.2	535.5	595.7	115.1	64.2	100.0	3,805.1	210.6	5,655.4
6 to 9 Category	0.1	5.8	0.5	21.7	—	—	39.6	1.3	69.0
Total Private Client	280.2	1,108.6	718.7	180.5	118.7	241.5	9,128.3	271.0	12,047.5
Residential Real Estate
Risk Rating:
1 to 3 Category	375.1	1,440.3	247.7	25.3	99.1	771.4	143.7	—	3,102.6
4 to 5 Category	150.7	877.9	359.8	111.0	127.5	957.6	245.4	5.6	2,835.5
6 to 9 Category	0.3	14.1	8.1	0.6	0.5	82.6	22.6	—	128.8
Total Residential Real Estate	526.1	2,332.3	615.6	136.9	227.1	1,811.6	411.7	5.6	6,066.9
Non-U.S.
Risk Rating:
1 to 3 Category	—	9.2	32.3	—	—	1.1	65.9	—	108.5
4 to 5 Category	—	10.2	8.2	10.7	0.4	8.8	176.0	13.6	227.9
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	—	19.4	40.5	10.7	0.4	10.2	241.9	13.6	336.7
Other
Risk Rating:
1 to 3 Category	26.8	—	—	—	—	—	—	—	26.8
4 to 5 Category	18.5	—	—	—	—	—	—	—	18.5
Total Other	45.3	—	—	—	—	—	—	—	45.3
Total Personal	851.6	3,460.3	1,374.8	328.1	346.2	2,063.3	9,781.9	290.2	18,496.4
Total Loans and Leases	$2,955.4	$6,098.2	$3,311.5	$1,243.5	$1,007.9	$3,926.4	$15,462.4	$339.0	$34,344.3

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$663.8	$546.0	$204.6	$96.0	$396.0	$448.8	$3,742.4	$5.5	$6,103.1
4 to 5 Category	793.4	505.1	354.1	405.4	134.6	167.3	1,238.7	32.3	3,630.9
6 to 9 Category	34.3	119.8	37.3	42.8	23.0	6.0	61.1	—	324.3
Total Commercial and Institutional	1,491.5	1,170.9	596.0	544.2	553.6	622.1	5,042.2	37.8	10,058.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	406.3	109.2	27.6	36.5	11.8	99.4	124.3	8.7	823.8
4 to 5 Category	703.1	811.8	332.7	107.4	184.5	382.8	60.4	11.4	2,594.1
6 to 9 Category	15.3	55.2	32.0	25.8	—	12.2	—	—	140.5
Total Commercial Real Estate	1,124.7	976.2	392.3	169.7	196.3	494.4	184.7	20.1	3,558.4
Non-U.S.
Risk Rating:
1 to 3 Category	555.2	16.8	—	11.1	—	—	78.5	—	661.6
4 to 5 Category	313.1	0.7	2.0	—	—	157.9	39.2	1.8	514.7
6 to 9 Category	—	23.1	—	—	—	—	146.3	—	169.4
Total Non-U.S.	868.3	40.6	2.0	11.1	—	157.9	264.0	1.8	1,345.7
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.4	—	—	11.4
Total Lease Financing, net	—	—	—	—	—	11.4	—	—	11.4
Other
Risk Rating:
1 to 3 Category	81.7	—	—	—	—	—	—	—	81.7
4 to 5 Category	206.5	—	—	—	—	—	—	—	206.5
Total Other	288.2	—	—	—	—	—	—	—	288.2
Total Commercial	3,772.7	2,187.7	990.3	725.0	749.9	1,285.8	5,490.9	59.7	15,262.0
Personal
Private Client
Risk Rating:
1 to 3 Category	668.6	273.7	51.7	60.4	10.2	136.1	5,392.8	47.9	6,641.4
4 to 5 Category	492.1	479.9	117.3	60.4	77.5	77.5	3,564.7	207.3	5,076.7
6 to 9 Category	6.0	0.5	22.1	3.2	—	—	63.7	1.5	97.0
Total Private Client	1,166.7	754.1	191.1	124.0	87.7	213.6	9,021.2	256.7	11,815.1
Residential Real Estate
Risk Rating:
1 to 3 Category	1,554.3	317.4	42.9	109.9	205.1	627.8	152.8	1.7	3,011.9
4 to 5 Category	854.6	359.5	115.8	163.2	209.7	896.5	273.1	7.4	2,879.8
6 to 9 Category	15.3	8.3	0.7	0.5	1.9	94.8	22.5	—	144.0
Total Residential Real Estate	2,424.2	685.2	159.4	273.6	416.7	1,619.1	448.4	9.1	6,035.7
Non-U.S.
Risk Rating:
1 to 3 Category	23.3	14.9	—	—	—	1.8	275.6	—	315.6
4 to 5 Category	12.7	26.0	11.8	0.5	0.5	7.9	217.5	5.1	282.0
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	36.0	40.9	11.8	0.5	0.5	10.0	493.1	5.1	597.9
Other
Risk Rating:
1 to 3 Category	34.6	—	—	—	—	—	—	—	34.6
4 to 5 Category	14.4	—	—	—	—	—	—	—	14.4
Total Other	49.0	—	—	—	—	—	—	—	49.0
Total Personal	3,675.9	1,480.2	362.3	398.1	504.9	1,842.7	9,962.7	270.9	18,497.7
Total Loans and Leases	$7,448.6	$3,667.9	$1,352.6	$1,123.1	$1,254.8	$3,128.5	$15,453.6	$330.6	$33,759.7

Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of March 31, 2021 and December 31, 2020.
TABLE 43: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
March 31, 2021
Commercial
Commercial and Institutional	$10,024.5	$25.1	$2.2	$—	$10,051.8	$21.3	$10,073.1	$9.9
Commercial Real Estate	3,660.5	8.7	—	4.6	3,673.8	40.1	3,713.9	32.2
Non-U.S.	1,771.2	—	—	—	1,771.2	—	1,771.2	—
Lease Financing, net	11.3	—	—	—	11.3	—	11.3	—
Other	278.4	—	—	—	278.4	—	278.4	—
Total Commercial	15,745.9	33.8	2.2	4.6	15,786.5	61.4	15,847.9	42.1
Personal
Private Client	11,912.3	103.4	11.1	17.8	12,044.6	2.9	12,047.5	2.9
Residential Real Estate	5,976.1	28.0	1.7	1.6	6,007.4	59.5	6,066.9	51.1
Non-U.S.	336.5	0.2	—	—	336.7	—	336.7	—
Other	45.3	—	—	—	45.3	—	45.3	—
Total Personal	18,270.2	131.6	12.8	19.4	18,434.0	62.4	18,496.4	54.0
Total Loans and Leases	$34,016.1	$165.4	$15.0	$24.0	$34,220.5	$123.8	$34,344.3	$96.1
	Other Real Estate Owned					$1.5
	Total Nonaccrual Assets					$125.3

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2020
Commercial
Commercial and Institutional	$9,877.0	$153.7	$1.2	$—	$10,031.9	$26.4	$10,058.3	$9.1
Commercial Real Estate	3,516.2	2.0	—	—	3,518.2	40.2	3,558.4	32.3
Non-U.S.	1,345.7	—	—	—	1,345.7	—	1,345.7	—
Lease Financing, net	11.4	—	—	—	11.4	—	11.4	—
Other	288.2	—	—	—	288.2	—	288.2	—
Total Commercial	15,038.5	155.7	1.2	—	15,195.4	66.6	15,262.0	41.4
Personal
Private Client	11,765.4	29.1	9.9	7.8	11,812.2	2.9	11,815.1	2.9
Residential Real Estate	5,946.0	23.5	2.9	1.1	5,973.5	62.2	6,035.7	53.8
Non-U.S	596.7	1.2	—	—	597.9	—	597.9	—
Other	49.0	—	—	—	49.0	—	49.0	—
Total Personal	18,357.1	53.8	12.8	8.9	18,432.6	65.1	18,497.7	56.7
Total Loans and Leases	$33,395.6	$209.5	$14.0	$8.9	$33,628.0	$131.7	$33,759.7	$98.1
	Other Real Estate Owned					$0.7
	Total Nonaccrual Assets					$132.4
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $0.9 million and $1.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of March 31, 2021 was immaterial to Northern Trust’s financial statements.
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
Nonaccrual Loans and Troubled Debt Restructurings (TDRs). A loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring (TDR). All TDRs are reported starting in the calendar year of their restructuring. In subsequent years, a TDR may cease being

Notes to Consolidated Financial Statements (unaudited) (continued)
reported if the loan was modified at a market rate and has performed according to the modified terms for at least six payment periods. A loan that has been modified at a below market rate will return to accrual status if it satisfies the six-payment-period performance requirement.
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
Included within nonaccrual loans were $78.8 million and $38.9 million of nonaccrual TDRs, and $23.3 million and $29.3 million of accrual TDRs as of March 31, 2021 and December 31, 2020, respectively.
There were $8.9 million and $10.4 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2021 and December 31, 2020, respectively, issued to borrowers with TDR modifications of loans.
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three month periods ended March 31, 2021 and 2020, and the recorded investments and unpaid principal balances as of March 31, 2021 and 2020.
TABLE 44: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED MARCH 31, 2021
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	6	$19.6	$19.6
Commercial Real Estate	1	21.4	23.3
Total Commercial	7	41.0	42.9
Personal
Residential Real Estate	2	0.2	0.3
Total Personal	2	0.2	0.3
Total Loans and Leases	9	$41.2	$43.2
Note: Period-end balances reflect all paydowns and charge-offs during the period.

	THREE MONTHS ENDED MARCH 31, 2020
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	2	$24.3	$24.5
Total Commercial	2	24.3	24.5
Personal
Residential Real Estate	6	1.0	1.2
Total Personal	6	1.0	1.2
Total Loans and Leases	8	$25.3	$25.7
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended March 31, 2021, the TDR modification of loans within commercial and institutional, residential real estate and commercial real estate was deferred principal.

Notes to Consolidated Financial Statements (unaudited) (continued)
During the three months ended March 31, 2020, the TDR modifications of loans within residential real estate were extensions of term, other modifications, interest rate concessions, and deferred principal. During the three months ended March 31, 2020, the TDR modifications within commercial and institutional were other modifications.
There was one residential real estate loan TDR modification during the twelve months ended December 31, 2020, which subsequently had a payment default during the three months ended March 31, 2021. The total recorded investment for this loan was approximately $5.5 million and the unpaid principal balance for these loans was approximately $5.5 million.
There were no residential real estate loan TDR modifications during the twelve months ended December 31, 2019, which subsequently had a payment default during the three months ended March 31, 2020.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of March 31, 2021, Northern Trust held foreclosed real estate properties with a carrying value of $1.5 million as a result of obtaining physical possession. In addition, as of March 31, 2021, Northern Trust had loans with a carrying value of $6.5 million for which formal foreclosure proceedings were in process.
TDR Relief — COVID-19. Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance (as defined below) and the CARES Act.
Various banking regulators, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, issued guidance in the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised) on loan modification treatment (Interagency Guidance) pursuant to which financial institutions can apply ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors. In accordance with the Interagency Guidance, a loan modification is not considered a TDR if the modification is related to COVID-19; the borrower had been current (not more than 29 days past due) when the modification program was implemented; and the modification includes payment deferrals for not more than 6 months.
Under section 4013 of the CARES Act, relief provided to lenders exempting certain loan modifications which would otherwise be classified as TDRs from such classification applies for loans that were not more than 30 days past due as of December 31, 2019. The TDR relief under the CARES Act applies to COVID-19-related modifications that were made from March 1, 2020 until the earlier of (a) January 1, 2022 or (b) 60 days from the date the COVID-19 national emergency officially ends.
Financial institutions may account for eligible loan modifications under the Interagency Guidance and/or the CARES Act. Northern Trust elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the COVID-19 pandemic. All other types of modifications which do not meet the CARES Act or Interagency Guidance requirements continue to be governed by existing regulations and accounting policies.
The following tables provide, by segment and class, the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of March 31, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule).
TABLE 45: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS IN ACTIVE DEFERRAL STATUS

	MARCH 31, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Personal
Residential Real Estate	25	$9.5	$0.2	$0.2
Total Personal	25	$9.5	$0.2	$0.2
Total Loans	25	$9.5	$0.2	$0.2

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 46: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	MARCH 31, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	90	$238.4	$—	$2.0
Commercial Real Estate	91	457.2	—	3.2
Total Commercial	181	$695.6	$—	$5.2

Personal
Private Client	32	$169.8	$—	$1.2
Residential Real Estate	382	164.8	1.4	2.0
Total Personal	414	$334.6	$1.4	$3.2
Total Loans	595	$1,030.2	$1.4	$8.4

Northern Trust continues to accrue and recognize interest income during the loan deferral period, and hence has not moved these loans to nonaccrual or reported them as past due. Further, these loan balances continue to be assessed on a collective basis for purposes of measuring an allowance for expected credit losses.
During the three months ended March 31, 2021, 38 loans with an aggregate principal amount of $42.9 million that had been granted payment deferrals were paid off.
Note 7 – Allowance for Credit Losses
Allowance and Provision for Credit Losses. The allowance for credit losses—which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance-sheet credit exposures, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
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
The following table provides information regarding changes in the total allowance for credit losses during the three months ended March 31, 2021 and 2020.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$190.7	$61.1	$7.3	$0.8	$259.9
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	1.3	—	—	—	1.3
Net Recoveries (Charge-Offs)	0.9	—	—	—	0.9
Provision for Credit Losses	(26.2)	(6.0)	1.3	0.9	(30.0)
Balance at End of Period	$165.4	$55.1	$8.6	$1.7	$230.8

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED MARCH 31, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	$102.3	$28.8	$6.6	$0.4	$138.1
Charge-Offs	(1.8)	—	—	—	(1.8)
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	(0.7)	—	—	—	(0.7)
Provision for Credit Losses(1)	45.6	11.6	2.9	0.7	60.8
Balance at End of Period	$147.2	$40.4	$9.5	$1.1	$198.2

(1) The table excludes $0.2 million of credit losses recognized for corporate debt securities available for sale as of March 31, 2020. See further detail in Note 4 - Securities.
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
There was a $30.0 million release of credit reserves in the current quarter, as compared to a $61.0 million provision in the prior-year quarter. There were net recoveries of $0.9 million during the three months ended March 31, 2021, as compared to net charge-offs of $0.7 million for the three months ended March 31, 2020. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvement in projected economic conditions and portfolio credit quality relative to the prior quarter, with decreases primarily in the commercial and institutional, commercial real estate, and private client portfolios.
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Management determines the probability weights assigned to each scenario at each quarter-end. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. For the current quarter, the primary forecast, consistent with Northern Trust’s economic outlook publications, assumes continued economic recovery from the challenges of COVID-19, with strong growth and a falling unemployment rate over the forecast horizon. An alternative scenario is also considered, which contemplates a resurgence of the virus, causing a double-dip recession.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three months ended March 31, 2021 and 2020.
TABLE 48: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED MARCH 31, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	—	1.3	1.3	—	—	—
Net Recoveries (Charge-Offs)	—	0.9	0.9	—	—	—
Provision for Credit Losses	(17.5)	(8.7)	(26.2)	(5.9)	(0.1)	(6.0)
Balance at End of Period	$124.7	$40.7	$165.4	$51.7	$3.4	$55.1

	THREE MONTHS ENDED MARCH 31, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	$52.2	$50.1	$102.3	$27.7	$1.1	$28.8
Charge-Offs	(0.1)	(1.7)	(1.8)	—	—	—
Recoveries	0.7	0.4	1.1	—	—	—
Net Recoveries (Charge-Offs)	0.6	(1.3)	(0.7)	—	—	—
Provision for Credit Losses	41.9	3.7	45.6	11.1	0.5	11.6
Balance at End of Period	$94.7	$52.5	$147.2	$38.8	$1.6	$40.4

The decrease to the allowance for both loans and leases and the allowance for undrawn loan commitments and standby letters of credit for the three months ended March 31, 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvement in projected economic conditions and portfolio credit quality relative to the prior quarter, with decreases primarily in the commercial and institutional, commercial real estate, and private client portfolios.
Allowance Related to Credit Exposure Evaluated on a Collective Basis. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
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
Allowance Related to Credit Exposure Evaluated on an Individual Basis. The allowance is determined through an individual evaluation of loans, leases, and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of March 31, 2021 and December 31, 2020.
TABLE 49: RECORDED INVESTMENTS IN LOANS AND LEASES

	MARCH 31, 2021			DECEMBER 31, 2020
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$61.4	$62.4	$123.8	$66.6	$65.1	$131.7
Evaluated on a Collective Basis	15,786.5	18,434.0	34,220.5	15,195.4	18,432.6	33,628.0
Total Loans and Leases	15,847.9	18,496.4	34,344.3	15,262.0	18,497.7	33,759.7
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Basis	10.6	0.3	10.9	8.8	0.3	9.1
Evaluated on a Collective Basis	114.1	40.4	154.5	133.4	48.2	181.6
Allowance Assigned to Loans and Leases	124.7	40.7	165.4	142.2	48.5	190.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	1.6	—	1.6
Evaluated on a Collective Basis	51.7	3.4	55.1	56.0	3.5	59.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	51.7	3.4	55.1	57.6	3.5	61.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$176.4	$44.1	$220.5	$199.8	$52.0	$251.8
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
Allowance for Debt Securities Held to Maturity Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for debt securities held to maturity during the three months ended March 31, 2021 and March 31, 2020.
TABLE 50: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO DEBT SECURITIES HELD TO MATURITY

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$—	$0.1	$5.0	$7.3
Provision for Credit Losses	0.3	0.7	0.6	—	—	(0.3)	1.3
Balance at End of Period	$1.1	$0.9	$1.8	$—	$0.1	$4.7	$8.6

	THREE MONTHS ENDED MARCH 31, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	—	—	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	—	—	4.6	6.6
Provision for Credit Losses	1.9	0.1	0.4	0.2	0.1	0.2	2.9
Balance at End of Period	$2.7	$0.4	$1.3	$0.2	$0.1	$4.8	$9.5

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the Debt Securities Held to Maturity portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.7 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 51: ACCRUED INTEREST

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Loans and Leases	$59.4	$55.3
Debt Securities
Held to Maturity	$19.8	$26.5
Available for Sale	136.1	153.6
Other Financial Assets	$1.6	$1.4
The amount of accrued interest reversed through interest income for loans and leases was immaterial and there was no accrued interest reversed through interest income related to any other financial assets for the three months ended March 31, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 8 – Pledged and Restricted Assets
Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.
The following table presents Northern Trust's pledged assets.
TABLE 52: TYPE OF PLEDGED ASSETS

(In Billions)	MARCH 31, 2021	DECEMBER 31, 2020
Securities
Obligations of States and Political Subdivisions	$3.0	$2.9
Government Sponsored Agency and Other Securities	30.6	32.5
Loans	12.3	12.1
Total Pledged Assets	$45.9	$47.5
Collateral required for these purposes totaled $1.6 billion and $5.7 billion at March 31, 2021 and December 31, 2020, respectively.
The following table presents the available for sale debt securities pledged as collateral that are included in pledged assets.
TABLE 53: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020	MARCH 31, 2021	DECEMBER 31, 2020
Debt Securities
Available for Sale	$93.0	$33.0	$29.3	$27.1
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $93.4 million and $33.5 million of the pledged collateral as of March 31, 2021 and December 31, 2020, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts. The following table presents the fair value of securities accepted as collateral. There was no repledged or sold collateral at March 31, 2021 or December 31, 2020.
TABLE 54: ACCEPTED COLLATERAL

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Collateral that may be repledged or sold
Reverse repurchase agreements	$309.3	$1,179.8
Derivative contracts	8.4	0.9

Collateral that may not be repledged or sold
Reverse repurchase agreements	800.0	500.0
As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.7 billion for the three months ended March 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the three months ended March 31, 2021, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 55: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2020	$636.0	$71.2	$707.2
Foreign Exchange Rates	(3.2)	—	(3.2)
Balance at March 31, 2021	$632.8	$71.2	$704.0
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2021 and December 31, 2020 were as follows.
TABLE 56: OTHER INTANGIBLE ASSETS

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$210.0	$221.3
Less: Accumulated Amortization	106.2	108.7
Net Book Value	$103.8	$112.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.3 million for the three months ended March 31, 2021, and $4.1 million for the three months ended March 31, 2020. Amortization for the remainder of 2021 and for the years 2022, 2023, 2024, and 2025 is estimated to be $10.5 million, $10.1 million, $9.8 million, $9.7 million, and $9.1 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of March 31, 2021 and December 31, 2020 were as follows.
TABLE 57: CAPITALIZED SOFTWARE

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$4,404.8	$4,337.4
Less: Accumulated Amortization	2,810.5	2,744.5
Net Book Value	$1,594.3	$1,592.9

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $94.0 million and $91.6 million, respectively, for the three months ended March 31, 2021 and March 31, 2020.
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
Reporting segment financial information, presented on an internal management reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level.
Revenues, expenses and average assets are allocated to C&IS and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.

Notes to Consolidated Financial Statements (unaudited) (continued)
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.
Effective January 1, 2021, Northern Trust implemented enhancements to its FTP methodology, including enhancements impacting the allocation of net interest income between C&IS and Wealth Management. These methodology enhancements affect the results of each of these reporting segments. Due to the lack of historical information, segment results for periods ended prior to January 1, 2021 have not been revised to reflect the methodology enhancements.
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2021 and 2020.
TABLE 58: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$620.5	$574.4	$443.2	$429.2	$—	$—	$1,063.7	$1,003.6
Foreign Exchange Trading Income	74.5	85.1	4.2	3.8	—	—	78.7	88.9
Other Noninterest Income	60.3	41.8	44.2	42.4	(3.6)	2.9	100.9	87.1
Total Noninterest Income	755.3	701.3	491.6	475.4	(3.6)	2.9	1,243.3	1,179.6
Net Interest Income(1)	160.7	211.3	186.0	204.9	—	—	346.7	416.2
Revenue(1)	916.0	912.6	677.6	680.3	(3.6)	2.9	1,590.0	1,595.8
Provision for Credit Losses	(5.4)	25.7	(24.6)	35.3	—	—	(30.0)	61.0
Noninterest Expense	713.1	659.3	403.1	394.4	1.3	11.9	1,117.5	1,065.6
Income before Income Taxes(1)	208.3	227.6	299.1	250.6	(4.9)	(9.0)	502.5	469.2
Provision for Income Taxes(1)	50.1	49.9	78.5	60.9	(1.2)	(2.2)	127.4	108.6
Net Income	$158.2	$177.7	$220.6	$189.7	$(3.7)	$(6.8)	$375.1	$360.6
Percentage of Consolidated Net Income	42%	49%	59%	53%	(1)%	(2)%	100%	100%
Average Assets	$120,157.7	$92,715.3	$33,098.1	$31,455.2	$—	$—	$153,255.8	$124,170.5
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.6 million for 2021 and $8.1 million for 2020.

Note 11 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of March 31, 2021, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of March 31, 2021, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of March 31, 2021 and December 31, 2020 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On January 20, 2021, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on April 1, 2021, to stockholders of record as of March 15, 2021.
Series E Preferred Stock. As of March 31, 2021, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of March 31, 2021 and December 31, 2020 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).

Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on April 1, 2020, at a rate per annum equal to 4.70%. On January 20, 2021, the Corporation declared cash dividends of $293.75 per share of Series E Preferred Stock payable on April 1, 2021, to stockholders of record as of March 15, 2021.
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
On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. During the current quarter, the Corporation repurchased 1,399,673 shares of common stock, including 365,697 shares withheld related to share-based compensation, at a total cost of $135.6 million ($96.91 average price per share). On March 25, 2021, the Federal Reserve announced that the temporary and additional restrictions on bank holding company dividends and share repurchases currently in place may end after June 30, 2021, depending on results from upcoming stress tests.
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at March 31, 2021 and 2020, and changes during the three months then ended.
TABLE 59: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(369.7)	(5.2)	5.0	7.8	(362.1)
Balance at March 31, 2021	$272.1	$(8.4)	$149.7	$(347.5)	$65.9
(1) Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended March 31, 2021.

	THREE MONTHS ENDED MARCH 31, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON DEBT SECURITIES AVAILABLE FOR SALE(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	199.7	7.3	25.7	7.0	239.7
Balance at March 31, 2020	$313.7	$3.6	$143.5	$(415.8)	$45.0
(1)    Includes net unrealized gains on debt securities transferred from available for sale to held to maturity during the period ended March 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 60: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31,
	2021			2020
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Debt Securities Available for Sale
Unrealized Gains (Losses) on Debt Securities Available for Sale	$(496.5)	$126.8	$(369.7)	$266.8	$(67.1)	$199.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	—	—	—	—	—	—
Net Change	$(496.5)	$126.8	$(369.7)	$266.8	$(67.1)	$199.7
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$(2.5)	$0.7	$(1.8)	$13.3	$(3.3)	$10.0
Interest Rate Contracts	—	—	—	0.4	(0.1)	0.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	(4.5)	1.1	(3.4)	(4.0)	1.0	(3.0)
Net Change	$(7.0)	$1.8	$(5.2)	$9.7	$(2.4)	$7.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(57.3)	$0.5	$(56.8)	$(89.8)	$9.6	$(80.2)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.2)	0.1	(0.1)	(0.6)	0.1	(0.5)
Net Investment Hedge Gains (Losses)	82.7	(20.8)	61.9	142.7	(36.3)	106.4
Net Change	$25.2	$(20.2)	$5.0	$52.3	$(26.6)	$25.7
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains	$(1.3)	$0.3	$(1.0)	$(1.3)	$0.1	$(1.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	11.9	(2.9)	9.0	10.9	(2.6)	8.3
Amortization of Prior Service Cost	(0.3)	0.1	(0.2)	(0.1)	—	(0.1)
Net Change	$10.3	$(2.5)	$7.8	$9.5	$(2.5)	$7.0
Total Net Change	$(468.0)	$105.9	$(362.1)	$338.3	$(98.6)	$239.7

(1) The before-tax reclassification adjustment out of AOCI related to the realized gains (losses) on debt securities available for sale is recorded in Investment Security Gains (Losses), net on the consolidated statements of income.
(2) See Note 22 — Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(3) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.
Note 13 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 61: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED MARCH 31,
($ In Millions Except Per Common Share Information)	2021	2020
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,112,824	208,881,131
Net Income	$375.1	$360.6
Less: Dividends on Preferred Stock	16.2	30.5
Net Income Applicable to Common Stock	358.9	330.1
Less: Earnings Allocated to Participating Securities	3.7	3.9
Earnings Allocated to Common Shares Outstanding	355.2	326.2
Basic Net Income Per Common Share	$1.71	$1.56
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,112,824	208,881,131
Plus: Dilutive Effect of Share-based Compensation	833,624	935,691
Average Common and Potential Common Shares	208,946,448	209,816,822
Earnings Allocated to Common and Potential Common Shares	$355.2	$326.2
Diluted Net Income Per Common Share	1.70	1.55
Note:    For the three months ended March 31, 2021 and 2020, there were no common stock equivalents excluded in the computation of diluted net income per share.

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
The following table presents revenues disaggregated by major revenue source.
TABLE 62: REVENUE DISAGGREGATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$469.7	$417.6
Investment Management and Advisory	516.4	510.5
Securities Lending	18.3	23.5
Other	59.3	52.0
Total Trust, Investment and Other Servicing Fees	$1,063.7	$1,003.6
Other Noninterest Income
Foreign Exchange Trading Income	$78.7	$88.9
Treasury Management Fees	11.2	11.0
Security Commissions and Trading Income	34.8	41.7
Other Operating Income	54.9	34.4
Total Other Noninterest Income	$179.6	$176.0
Total Noninterest Income	$1,243.3	$1,179.6
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended March 31, 2021, revenue from contracts with clients

Notes to Consolidated Financial Statements (unaudited) (continued)
also includes $28.7 million of the $34.8 million total Security Commissions and Trading Income and $12.8 million of the $54.9 million total Other Operating Income. For the three months ended March 31, 2020, revenue from contracts with clients also includes $29.0 million of the $41.7 million total Security Commissions and Trading Income and $10.8 million of the $34.4 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at March 31, 2021 and December 31, 2020.
TABLE 63: CLIENT RECEIVABLES

(In Millions)	MARCH 31, 2021	DECEMBER 31, 2020
Trust Fees Receivable, net(1)	$890.2	$819.3
Other	116.2	116.5
Total Client Receivables	$1,006.4	$935.8
(1) Trust Fees Receivable is net of a $6.7 million and $7.2 million fee receivable allowance as of March 31, 2021 and December 31, 2020, respectively.
Note 15 – Net Interest Income
The components of Net Interest Income were as follows:
TABLE 64: NET INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Interest Income
Loans and Leases	$172.0	$250.2
Securities — Taxable	173.9	241.1
— Non-Taxable(1)	0.4	0.5
Interest-Bearing Due from and Deposits with Banks(2)	2.4	12.8
Federal Reserve and Other Central Bank Deposits and Other	1.2	24.6
Total Interest Income	$349.9	$529.2
Interest Expense
Deposits	$(13.4)	$60.9
Federal Funds Purchased	0.1	2.0
Securities Sold Under Agreements to Repurchase	—	1.0
Other Borrowings	3.5	29.2
Senior Notes	13.7	17.9
Long-Term Debt	5.3	8.4
Floating Rate Capital Debt	0.6	1.7
Total Interest Expense	$9.8	$121.1
Net Interest Income	$340.1	$408.1
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 65: OTHER OPERATING INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Loan Service Fees	$15.4	$11.9
Banking Service Fees	12.7	11.4
Other Income	26.8	11.1
Total Other Operating Income	$54.9	$34.4
Other Operating Income increased compared to the prior-year quarter, primarily due to higher miscellaneous income and a prior-year quarter market value adjustment for a seed capital investment, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense reported in other operating expense.
Note 17 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 66: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2021	2020
Business Promotion	$7.9	$18.8
Staff Related	6.8	(3.5)
FDIC Insurance Premiums	3.6	2.5
Other Intangibles Amortization	4.3	4.1
Other Expenses	49.1	39.9
Total Other Operating Expense	$71.7	$61.8
Other Operating Expense increased compared to the prior-year quarter, primarily due to higher supplemental compensation plan expense and other miscellaneous expense, partially offset by lower business promotion and staff-related expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three months ended March 31, 2021 and 2020.
TABLE 67: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Service Cost	$13.2	$11.8
Interest Cost	9.8	10.8
Expected Return on Plan Assets	(20.1)	(19.2)
Amortization
Net Actuarial Loss	9.4	8.8
Prior Service Cost	(0.1)	(0.1)
Net Periodic Pension Expense	$12.2	$12.1

NON-U.S. PENSION PLANS	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Service Cost	$0.5	$0.5
Interest Cost	0.6	0.7
Expected Return on Plan Assets	(0.6)	(0.7)
Settlement Expense	0.2	0.2
Amortization
Net Actuarial Loss	0.3	0.3
Prior Service Cost	—	—
Net Periodic Pension Expense	$1.0	$1.0

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Service Cost	$1.3	$1.1
Interest Cost	0.9	1.2
Amortization
Net Actuarial Loss	2.1	1.8
Prior Service Cost	—	—
Net Periodic Pension Expense	$4.3	$4.1

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Service Cost	$—	$—
Interest Cost	0.1	0.2
Amortization
Net Actuarial (Gain)	(0.1)	(0.2)
Prior Service Cost	(0.2)	—
Net Periodic Postretirement Expense	$(0.2)	$—
Northern Trust changed the plan design of its post-retirement health care plan as of January 1, 2021, which resulted in the recognition of negative prior-service cost at the time these changes were communicated to participants in August 2020. Concurrently, a further shift in population from active to inactive participants required an adjustment to the amortization period from the average remaining service period of active participants to the average life expectancy of the inactive participants. Negative prior service costs are being amortized on a straight-line basis over 13.9 years.
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the three months ended March 31, 2021 and 2020, respectively.

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
The Corporation granted 729,013 stock unit awards with a total grant-date fair value of $70.4 million during the three months ended March 31, 2021, compared to 763,554 stock unit awards with a total grant-date fair value of $76.2 million during the three months ended March 31, 2020. Compensation expense for the three months ended March 31, 2021 included $21.8 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $23.2 million in the prior-year quarter.
There were no non-qualified stock option grants in the three months ended March 31, 2021 and 2020.
The Corporation granted 200,066 performance stock units with a total grant-date fair value of $19.5 million during the three months ended March 31, 2021, compared to 205,847 performance stock units with a total grant-date fair value of $20.8 million during the three months ended March 31, 2020. Compensation expense for the three months ended March 31, 2021 included $9.9 million attributable to performance stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $10.8 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2021 and 2020 included $4.2 million and $4.3 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2021 and 2020.
TABLE 68: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2021	2020
Restricted Stock Unit Awards	$38.4	$40.7
Stock Options	—	0.2
Performance Stock Units	12.1	12.9
Total Share-Based Compensation Expense	50.5	53.8
Tax Benefits Recognized	$12.7	$13.4
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of March 31, 2021 and December 31, 2020, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $908.1 million and $919.6 million, respectively, of which $863.6 million and $874.0 million are VIEs as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $313.7 million and $351.6 million, respectively, of which $298.3 million and $335.9 million related to undrawn commitments on VIEs as of March 31, 2021 and December 31, 2020, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $23.0 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $50.2 million of money market mutual fund fees for the three months ended March 31, 2021 related to the low-interest-rate environment and certain competitive factors. Northern Trust did not waive any money market mutual fund fees for the three months ended March 31, 2020. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2021, and December 31, 2020, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 21 – Commitments and Contingent Liabilities
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of March 31, 2021 and December 31, 2020.
TABLE 69: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	MARCH 31, 2021			DECEMBER 31, 2020
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments to Extend Credit(1)	$11,519.7	$18,016.0	$29,535.7	$11,260.5	$17,678.0	$28,938.5
Standby Letters of Credit and Financial Guarantees(2)	1,474.8	321.0	1,795.8	1,228.1	763.5	1,991.6
Commercial Letters of Credit	66.2	—	66.2	54.6	—	54.6
Custody Securities Lent with Indemnification	176,378.0	—	176,378.0	157,478.0	—	157,478.0
Total Off-Balance Sheet Financial Instruments	$189,438.7	$18,337.0	$207,775.7	$170,021.2	$18,441.5	$188,462.7
(1) These amounts exclude $404.2 million and $384.7 million of commitments participated to others at March 31, 2021 and December 31, 2020, respectively.
(2) These amounts include $23.8 million and $24.2 million of standby letters of credit secured by cash deposits or participated to others as of March 31, 2021 and December 31, 2020, respectively.
Undrawn Commitments to Extend Credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2021 and December 31, 2020 subject to indemnification was $176.4 billion and $157.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2021 or December 31, 2020, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2021, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of March 31, 2021 and December 31, 2020.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of March 31, 2021 and December 31, 2020.
TABLE 70: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	MARCH 31, 2021			DECEMBER 31, 2020
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,513.7	$10.0	$13.7	$4,717.6	$8.2	$10.2
Cash Flow Hedges	—	—	—	50.0	0.1	—
Foreign Exchange Contracts
Cash Flow Hedges	6,464.9	296.7	20.4	6,554.4	15.4	104.0
Net Investment Hedges	3,482.1	73.5	8.8	3,480.3	0.1	207.7
Total Derivatives Designated as Hedging under GAAP	$14,460.7	$380.2	$42.9	$14,802.3	$23.8	$321.9
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$131.0	$0.7	$0.1	$67.7	$0.1	$0.1
Other Financial Derivatives(3)	721.5	—	34.6	745.4	—	35.3
Total Non-Designated Risk Management Derivatives	$852.5	$0.7	$34.7	$813.1	$0.1	$35.4
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$309,731.3	$2,630.1	$2,513.7	$320,563.4	$4,245.1	$4,410.7
Interest Rate Contracts	10,702.2	195.6	110.0	10,573.3	289.2	114.8
Total Client-Related and Trading Derivatives	$320,433.5	$2,825.7	$2,623.7	$331,136.7	$4,534.3	$4,525.5
Total Derivatives Not Designated as Hedging under GAAP	$321,286.0	$2,826.4	$2,658.4	$331,949.8	$4,534.4	$4,560.9
Total Gross Derivatives	$335,746.7	$3,206.6	$2,701.3	$346,752.1	$4,558.2	$4,882.8
Less: Netting(4)		1,977.1	2,090.3		3,507.8	2,817.1
Total Derivative Financial Instruments		$1,229.5	$611.0		$1,050.4	$2,065.7
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares.
(4)    See further detail in Note 23 — Offsetting of Assets and Liabilities.
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of available for sale debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its

Notes to Consolidated Financial Statements (unaudited) (continued)

fair value hedges during the three-month periods ended March 31, 2021 and 2020. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three-month periods ended March 31, 2021 and 2020, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $8.0 million and gains of $287.9 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. As of March 31, 2021, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three-month periods ended March 31, 2021 and 2020.
TABLE 71: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED MARCH 31,	2021	2020	2021	2020	2021	2020
Total amounts on the consolidated statements of income	$349.9	$529.2	$9.8	$121.1	$54.9	$34.4
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	18.4	(76.0)	(142.9)	150.4	—	—
Recognized on hedged items	(18.4)	76.0	142.9	(150.4)	—	—
Amounts related to interest settlements on derivatives	(1.6)	(0.5)	7.0	(2.9)	—	—
Total gains (losses) recognized on fair value hedges	$(1.6)	$(0.5)	$7.0	$(2.9)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$5.5	$4.1	$—	$—	$(1.0)	$(0.1)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$5.5	$4.1	$—	$—	$(1.0)	$(0.1)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of March 31, 2021 and December 31, 2020.
TABLE 72: HEDGED ITEMS IN FAIR VALUE HEDGES

	MARCH 31, 2021		DECEMBER 31, 2020
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,807.4	$35.3	$2,075.1	$48.8
Senior Notes and Long-Term Subordinated Debt	2,745.2	66.5	2,745.1	221.5
Total	$4,552.6	$101.8	$4,820.2	$270.3
(1)    The cumulative hedge accounting basis adjustment includes $10.2 million related to discontinued hedging relationships of available for sale debt securities as of March 31, 2021. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of March 31, 2021.
(2)    The cumulative hedge accounting basis adjustment includes $10.4 million related to discontinued hedging relationships of available for sale debt securities as of December 31, 2020. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2020.
(3)    Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net

Notes to Consolidated Financial Statements (unaudited) (continued)

investment hedge gains of $82.7 million and $142.7 million were recognized in AOCI related to foreign exchange contracts for the three months ended March 31, 2021 and 2020, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2021 and 2020 for derivative instruments not designated as hedges under GAAP.
TABLE 73: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED MARCH 31,
		2021	2020
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$0.1	$0.1
Other Financial Derivatives(1)	Other Operating Income	(3.6)	2.9
Gains (Losses) from non-designated risk management derivatives		$(3.5)	$3.0
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$78.7	$88.9
Interest Rate Contracts	Security Commissions and Trading Income	3.0	11.0
Gains (Losses) from client-related and trading derivatives		$81.7	$99.9
Total gains (losses) from derivatives not designated as hedging under GAAP		$78.2	$102.9
(1)    This line includes swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 23 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2021 and December 31, 2020.
TABLE 74: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	MARCH 31, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,303.8	$1,973.5	$330.3	$8.4	$321.9
Interest Rate Swaps OTC	204.0	3.6	200.4	—	200.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	2,509.4	1,977.1	532.3	8.4	523.9
Total Derivatives Not Subject to a Master Netting Arrangement	697.2	—	697.2	—	697.2
Total Derivatives	3,206.6	1,977.1	1,229.5	8.4	1,221.1
Securities Purchased under Agreements to Resell	$1,109.3	$—	$1,109.3	$1,109.3	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,799.7	$3,505.3	$294.4	$0.9	$293.5
Interest Rate Swaps OTC	295.9	2.5	293.4	—	293.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	4,097.2	3,507.8	589.4	0.9	588.5
Total Derivatives Not Subject to a Master Netting Arrangement	461.0	—	461.0	—	461.0
Total Derivatives	4,558.2	3,507.8	1,050.4	0.9	1,049.5
Securities Purchased under Agreements to Resell	$1,596.5	$—	$1,596.5	$1,596.5	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.6 billion and $7.3 billion as of March 31, 2021 and December 31, 2020, respectively.
(2)Including cash collateral received from counterparties.
(3)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2021 and December 31, 2020.
TABLE 75: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	MARCH 31, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,093.4	$2,023.7	$69.7	$0.9	$68.8
Interest Rate Swaps OTC	123.7	66.6	57.1	—	57.1
Other Financial Derivatives	34.6	—	34.6	—	34.6
Total Derivatives Subject to a Master Netting Arrangement	2,251.7	2,090.3	161.4	0.9	160.5
Total Derivatives Not Subject to a Master Netting Arrangement	449.6	—	449.6	—	449.6
Total Derivatives	2,701.3	2,090.3	611.0	0.9	610.1
Securities Sold under Agreements to Repurchase	$95.6	$—	$95.6	$95.6	$—

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET	NET AMOUNT(3)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,577.7	$2,718.6	$859.1	$0.5	$858.6
Interest Rate Swaps OTC	125.0	98.5	26.5	—	26.5
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.3	—	35.3	—	35.3
Total Derivatives Subject to a Master Netting Arrangement	3,738.0	2,817.1	920.9	0.5	920.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,144.8	—	1,144.8	—	1,144.8
Total Derivatives	4,882.8	2,817.1	2,065.7	0.5	2,065.2
Securities Sold under Agreements to Repurchase	$39.8	$—	$39.8	$39.8	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $4.4 billion and $3.5 billion as of March 31, 2021 and December 31, 2020, respectively.
(2)Including cash collateral deposited with counterparties.
(3)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $189.0 million and $206.1 million, respectively, as of March 31, 2021, and $111.0 million and $49.0 million, respectively, as of December 31, 2020, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $401.6 million and $1,648.2 million at March 31, 2021 and December 31, 2020, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $391.1 million and $1,044.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2021 and December 31, 2020, of $10.5 million and $604.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Item 4. Controls and Procedures
As of March 31, 2021, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2021, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in Note 21 — Commitments and Contingent Liabilities included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2021.
TABLE 76: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1 - 31, 2021	162,409	$92.36	162,409	6,325,238
February 1 - 28, 2021	621,235	96.58	621,235	5,704,003
March 1 - 31, 2021	250,332	99.87	250,332	5,453,671
Total (First Quarter)	1,033,976	$96.71	1,033,976	5,453,671
On July 17, 2018, the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulation permits. On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. On March 25, 2021, the Federal Reserve announced that the temporary and additional restrictions on bank holding company dividends and share repurchases currently in place may end after June 30, 2021, depending on results from upcoming stress tests. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of 2021 Performance Stock Unit Award Terms and Conditions

10.2	Form of 2021 Stock Unit Award Terms and Conditions

10.3
Northern Trust Corporation Non-Employee Director Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.4
Northern Partners Incentive Plan, as amended and restated on February 16, 2021 (incorporated herein by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	April 27, 2021	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 27, 2021	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)