Form 10-Q
period 2021-06-30
NORTHERN TRUST CORP
filed 2021-07-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2021, 208,394,779 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	35
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders’ Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
Item 4: Controls and Procedures	85

Part II – Other Information
Item 1: Legal Proceedings	86
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 6: Exhibits	86

Signatures	87
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2021	2020	% CHANGE(1)	2021	2020	% CHANGE(1)
Noninterest Income	$1,244.7	$1,134.0	10%	$2,488.0	$2,313.6	8%
Net Interest Income	335.6	372.1	(10)	675.7	780.2	(13)
Total Revenue	1,580.3	1,506.1	5	3,163.7	3,093.8	2
Provision for Credit Losses	(27.0)	66.0	N/M	(57.0)	127.0	N/M
Noninterest Expense	1,120.8	1,036.9	8	2,238.3	2,102.5	6
Income before Income Taxes	486.5	403.2	21	982.4	864.3	14
Provision for Income Taxes	118.4	89.9	32	239.2	190.4	26
Net Income	$368.1	$313.3	18%	$743.2	$673.9	10%

PER COMMON SHARE
Net Income — Basic	$1.73	$1.47	18%	$3.44	$3.03	13%
— Diluted	1.72	1.46	18	3.42	3.02	13
Cash Dividends Declared Per Common Share	0.70	0.70	—	1.40	1.40	—
Book Value — End of Period (EOP)	52.49	50.45	4	52.49	50.45	4
Market Price — EOP	115.62	79.34	46	115.62	79.34	46

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2021	DECEMBER 31, 2020	% CHANGE(1)
End of Period:
Total Assets	$172,291.1	$170,003.9	1%
Earning Assets	159,405.8	158,531.6	1
Deposits	146,210.2	143,878.0	2
Stockholders’ Equity	11,823.0	11,688.3	1

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2021	2020	% CHANGE(1)	2021	2020	% CHANGE(1)
Average Balances:
Total Assets	$154,300.1	$138,770.6	11%	$153,780.8	$131,470.6	17%
Earning Assets	142,024.4	125,181.7	13	141,310.4	117,896.5	20
Deposits	127,997.5	110,870.0	15	127,211.2	102,977.9	24
Stockholders’ Equity	11,551.0	11,041.4	5	11,544.2	10,914.2	6

CLIENT ASSETS ($ In Billions)	JUNE 30, 2021	DECEMBER 31, 2020	% CHANGE(1)
Assets Under Custody/Administration(2)	$15,727.1	$14,532.5	8%
Assets Under Custody	12,228.6	11,262.8	9
Assets Under Management	1,539.4	1,405.3	10
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Financial Ratios:
Return on Average Common Equity	13.7%	12.2%	13.7%	12.8%
Return on Average Assets	0.96	0.91	0.97	1.03
Dividend Payout Ratio	40.7	47.9	40.9	46.4
Net Interest Margin(1)	0.97	1.22	0.99	1.36

	JUNE 30, 2021		DECEMBER 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.0%	13.1%	12.8%	13.4%	N/A	4.5%
Tier 1 Capital	13.1	14.2	13.9	14.5	6.0	6.0
Total Capital	14.5	15.5	15.6	15.9	10.0	8.0
Tier 1 Leverage	7.1	7.1	7.6	7.6	N/A	4.0
Supplementary Leverage	N/A	8.2	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.3%	13.6%	13.0%	13.8%	6.5%	4.5%
Tier 1 Capital	12.3	13.6	13.0	13.8	8.0	6.0
Total Capital	13.6	14.7	14.5	15.0	10.0	8.0
Tier 1 Leverage	6.7	6.7	7.0	7.0	5.0	4.0
Supplementary Leverage	N/A	7.7	N/A	7.7	3.0	3.0
(1)    Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 32.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2021. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2020. Investors also should read the section entitled “Forward-Looking Statements.”
SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS
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
COVID-19 Pandemic and Recent Events
During the COVID-19 pandemic, Northern Trust has remained focused on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities. The majority of Northern Trust’s workforce continues to work remotely and the Corporation continues to adjust its response to the pandemic as needed. Plans for return-to-office (RTO) are developed on a location-by-location basis based on business unit needs. Northern Trust continues to consider site readiness, transportation options, technology capabilities, and workforce alignment. To ensure the health and well-being of Northern Trust’s workforce, clients and visitors, several social distancing practices and other protective measures, distribution of personal protective equipment, and workforce health self-certifications, were implemented. Northern Trust provided its employees a total of two days of paid time off, if needed, to travel to, obtain and recover from COVID-19 vaccinations. Plans are underway in some locations to return portions of the workforce on a hybrid or rotational schedule in the third quarter of 2021. The timing of the RTO will be driven by business, client and operational needs, and will be guided by health and safety guidelines.
During the pandemic, Northern Trust offered assistance to affected clients by lending under a government lending program and providing payment deferrals. During the second quarter of 2020, Northern Trust became a lender under the Paycheck Protection Program, as amended (PPP), which is administered by the U.S. Small Business Administration (SBA), an agency of the U.S. Department of the Treasury, which works with financial institutions in providing loans to small businesses. The PPP, which is meant to aid small businesses during the COVID-19 pandemic, was created under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021 and provided the SBA additional time to process applications through June 30, 2021.
As of June 30, 2021, Northern Trust had outstanding loans totaling $145.4 million under the PPP and 889 applications went through the PPP loan forgiveness process and resulted in an aggregate $153.1 million of loan principal and interest being forgiven. In addition, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as troubled debt restructuring (TDR) from such classification. Northern Trust elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. Both of these assistance measures have declined since the start of the pandemic. For further information on the PPP and TDRs, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Overview of Financial Results
Net Income per diluted common share increased in the current quarter to $1.72 from $1.46 in the second quarter of 2020. Net Income increased $54.8 million, or 18%, to $368.1 million in the current quarter from $313.3 million in the prior-year quarter. Annualized return on average common equity was 13.7% in the current quarter and 12.2% in the prior-year quarter. The annualized return on average assets was 0.96% in the current quarter as compared to 0.91% in the prior-year quarter.
Revenue increased $74.2 million to $1.58 billion in the current quarter from $1.51 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees increased $113.9 million, or 12%, from $961.5 million in the prior-year quarter to $1.08 billion in the current quarter, primarily due to favorable markets, new business, and favorable currency translation, partially offset by higher money market mutual fund fee waivers.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Other Noninterest Income decreased $3.2 million, or 2%, from $172.5 million in the prior-year quarter to $169.3 million in the current quarter, primarily reflecting lower Other Operating Income.
Net Interest Income decreased $36.5 million, or 10%, to $335.6 million in the current quarter as compared to $372.1 million in the prior-year quarter, primarily due to a lower net interest margin, partially offset by higher average earning assets.
There was a $27.0 million release of credit reserves in the current quarter, as compared to a provision of $66.0 million in the prior-year quarter. The current quarter release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in overall projected economic conditions, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
Noninterest Expense increased $83.9 million, or 8%, from $1.04 billion in the prior-year quarter to $1.12 billion in the current quarter, primarily attributable to higher Outside Services, Employee Benefits, Compensation and Equipment and Software expense, offset by lower Other Operating Expense and Occupancy expense. Employee Benefits expense included a $17.6 million pension settlement charge in the current quarter.
The Provision for Income Taxes in the current quarter totaled $118.4 million, representing an effective tax rate of 24.3%. The Provision for Income Taxes in the prior-year quarter totaled $89.9 million, representing an effective tax rate of 22.3%. The effective tax rate increased compared to the prior-year quarter primarily due to the deferred tax impact of the UK statutory tax rate increase enacted in the current quarter and a prior-year quarter tax benefit from dispositions of leveraged leases.
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low-interest-rate environments have historically had a negative impact on fees earned on certain products. Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $79.2 million and $0.3 million of money market mutual fund fees for the three months ended June 30, 2021 and 2020, respectively. These fee waivers, which are impacted by the level of yields earned and account balances in certain funds, are expected to continue in the current low-interest-rate environment as the yields in these funds remain insufficient to pay the stated fees associated with such funds. This is expected to adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$454.9	$376.3	$78.6	21%
Investment Management	100.7	128.4	(27.7)	(22)
Securities Lending	19.5	27.3	(7.8)	(29)
Other	36.4	34.2	2.2	6
Total C&IS Trust, Investment and Other Servicing Fees	$611.5	$566.2	$45.3	8%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$174.3	$142.1	$32.2	23%
East	127.2	104.2	23.0	22
West	93.8	80.0	13.8	17
Global Family Office	68.6	69.0	(0.4)	(1)
Total Wealth Management Trust, Investment and Other Servicing Fees	$463.9	$395.3	$68.6	17%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,075.4	$961.5	$113.9	12%

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
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets, new business, and favorable currency translation. Investment Management fees decreased from the prior-year quarter, primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business. Securities Lending fees decreased from the prior-year quarter, primarily due to lower spreads, partially offset by higher volumes.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income decreased from the prior-year quarter, primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business.
Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2021	2020	CHANGE	2021	2020	CHANGE
S&P 500	4,180	2,926	43%	4,298	3,100	39%
MSCI EAFE (U.S. dollars)	2,306	1,681	37	2,305	1,781	29
MSCI EAFE (local currency)	1,286	1,002	28	1,305	1,050	24
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2021	2020	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,354	2,362	—%
Barclays Capital Global Aggregate Bond Index	541	527	3
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2020	CHANGE Q2-21/Q1-21	CHANGE Q2-21/Q2-20
($ In Billions)
Corporate & Institutional Services	$14,754.1	$13,876.3	$11,347.1	6%	30%
Wealth Management	973.0	918.8	751.2	6	30
Total Assets Under Custody / Administration	$15,727.1	$14,795.1	$12,098.3	6%	30%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2020	CHANGE Q2-21/Q1-21	CHANGE Q2-21/Q2-20
($ In Billions)
Corporate & Institutional Services	$11,260.8	$10,618.0	$8,542.7	6%	32%
Wealth Management	967.8	916.2	747.9	6	29
Total Assets Under Custody	$12,228.6	$11,534.2	$9,290.6	6%	32%
Consolidated assets under custody increased from the prior quarter and prior-year quarter, primarily reflecting the impact of favorable markets, net inflows and favorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2021			MARCH 31, 2021			JUNE 30, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	47%	64%	48%	47%	63%	48%	43%	59%	44%
Fixed Income Securities	35	14	33	35	14	33	38	17	36
Cash and Other Assets	16	22	17	16	23	17	17	24	18
Securities Lending Collateral	2	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2020	CHANGE Q2-21/Q1-21	CHANGE Q2-21/Q2-20
Equities	$5,951.0	$5,580.7	$4,102.8	7%	45%
Fixed Income Securities	4,029.6	3,818.7	3,337.1	6	21
Cash and Other Assets	2,048.7	1,933.6	1,685.0	6	22
Securities Lending Collateral	199.3	201.2	165.7	(1)	20
Total Assets Under Custody	$12,228.6	$11,534.2	$9,290.6	6%	32%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2020	CHANGE Q2-21/Q1-21	CHANGE Q2-21/Q2-20
($ In Billions)
Corporate & Institutional Services	$1,168.3	$1,093.7	$954.0	7%	22%
Wealth Management	371.1	355.4	303.8	4	22
Total Assets Under Management	$1,539.4	$1,449.1	$1,257.8	6%	22%
Consolidated assets under management increased compared to the prior quarter and prior-year quarter, primarily reflecting favorable markets and net inflows.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2021			MARCH 31, 2021			JUNE 30, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	53%	57%	54%	52%	55%	53%	48%	48%	49%
Fixed Income Securities	11	22	14	11	23	14	12	26	15
Cash and Other Assets	19	21	19	19	22	19	23	26	23
Securities Lending Collateral	17	—	13	18	—	14	17	—	13

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2020	CHANGE Q2-21/Q1-21	CHANGE Q2-21/Q2-20
Equities	$827.8	$769.6	$608.5	8%	36%
Fixed Income Securities	214.9	198.9	193.1	8	11
Cash and Other Assets	297.4	279.4	290.5	6	2
Securities Lending Collateral	199.3	201.2	165.7	(1)	20
Total Assets Under Management	$1,539.4	$1,449.1	$1,257.8	6%	22%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	JUNE 30, 2021	MARCH 31, 2021	DECEMBER 31, 2020	SEPTEMBER 30, 2020	JUNE 30, 2020
Beginning Balance of AUM	$1,449.1	$1,405.3	$1,311.7	$1,257.8	$1,119.3
Inflows by Product
Equities	72.0	84.2	52.0	42.6	46.7
Fixed Income	13.1	15.3	18.7	16.4	16.4
Cash and Other Assets	197.2	165.6	188.5	189.9	219.3
Securities Lending Collateral	64.0	74.1	64.2	57.2	67.7
Total Inflows	346.3	339.2	323.4	306.1	350.1
Outflows by Product
Equities	(72.9)	(88.4)	(58.1)	(48.3)	(46.3)
Fixed Income	(10.6)	(14.8)	(17.5)	(13.9)	(18.5)
Cash and Other Assets	(184.9)	(163.9)	(203.0)	(195.3)	(180.0)
Securities Lending Collateral	(65.8)	(59.8)	(50.2)	(50.0)	(69.1)
Total Outflows	(334.2)	(326.9)	(328.8)	(307.5)	(313.9)
Net Inflows (Outflows)	12.1	12.3	(5.4)	(1.4)	36.2
Market Performance, Currency & Other
Market Performance & Other	76.7	37.2	91.0	51.4	99.5
Currency	1.5	(5.7)	8.0	3.9	2.8
Total Market Performance, Currency & Other	78.2	31.5	99.0	55.3	102.3
Ending Balance of AUM	$1,539.4	$1,449.1	$1,405.3	$1,311.7	$1,257.8
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
Foreign Exchange Trading Income	$70.6	$71.3	$(0.7)	(1)%
Treasury Management Fees	11.3	11.4	(0.1)	(2)
Security Commissions and Trading Income	33.0	33.2	(0.2)	—
Other Operating Income	54.4	56.5	(2.1)	(4)
Investment Security Gains, net	—	0.1	(0.1)	N/M
Total Other Noninterest Income	$169.3	$172.5	$(3.2)	(2)%
Other Operating Income decreased compared to the prior-year quarter, primarily due to a prior-year quarter market value adjustment for a seed capital investment and lower miscellaneous income, partially offset by higher banking and credit-related service charges. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in other operating expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
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
Net Interest Income stated on a fully taxable equivalent (FTE) basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided on page 32.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$1.2	$37,424.5	0.01%	$3.4	$30,299.0	0.05%
Interest-Bearing Due from and Deposits with Banks(2)	2.7	6,736.7	0.16	4.5	5,505.7	0.33
Federal Funds Sold	—	0.1	0.41	—	0.1	0.53
Securities Purchased under Agreements to Resell	0.9	1,011.5	0.34	0.6	985.8	0.22
Securities
U.S. Government	6.9	2,676.0	1.03	17.7	4,472.3	1.60
Obligations of States and Political Subdivisions	16.8	3,373.0	1.99	11.1	1,834.7	2.43
Government Sponsored Agency	73.4	24,520.5	1.20	109.4	23,398.2	1.88
Other(3)	76.8	30,000.0	1.03	77.3	23,179.2	1.34
Total Securities	173.9	60,569.5	1.15	215.5	52,884.4	1.64
Loans and Leases(4)	172.7	36,282.1	1.91	190.0	35,506.7	2.15
Total Interest-Earning Assets	351.4	142,024.4	0.99	414.0	125,181.7	1.33
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,402.5	—	—	2,966.7	—
Other Noninterest-Earning Assets	—	9,873.2	—	—	10,622.2	—
Total Assets	$—	$154,300.1	—%	$—	$138,770.6	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$3.0	$27,427.0	0.04%	$7.1	$24,017.0	0.12%
Savings Certificates and Other Time	1.1	898.9	0.49	5.0	1,403.6	1.42
Non-U.S. Offices — Interest-Bearing	(18.9)	69,202.4	(0.11)	(12.8)	63,592.7	(0.08)
Total Interest-Bearing Deposits	(14.8)	97,528.3	(0.06)	(0.7)	89,013.3	—
Federal Funds Purchased	(0.5)	195.3	(0.95)	—	1,181.0	0.01
Securities Sold under Agreements to Repurchase	—	228.5	0.03	—	170.7	0.05
Other Borrowings	3.2	5,195.7	0.25	6.4	6,008.4	0.43
Senior Notes	13.8	3,022.9	1.82	20.0	3,332.9	2.39
Long-Term Debt	5.3	1,168.8	1.83	7.0	1,198.3	2.35
Floating Rate Capital Debt	0.5	277.8	0.76	1.5	277.7	2.24
Total Interest-Related Funds	7.5	107,617.3	0.03	34.2	101,182.3	0.14
Interest Rate Spread	—	—	0.96	—	—	1.19
Demand and Other Noninterest-Bearing Deposits	—	30,469.2	—	—	21,856.7	—
Other Noninterest-Bearing Liabilities	—	4,662.6	—	—	4,690.2	—
Stockholders’ Equity	—	11,551.0	—	—	11,041.4	—
Total Liabilities and Stockholders’ Equity	$—	$154,300.1	—%	$—	$138,770.6	—%
Net Interest Income/Margin (FTE Adjusted)	$343.9	$—	0.97%	$379.8	$—	1.22%
Net Interest Income/Margin (Unadjusted)	$335.6	$—	0.95%	$372.1	$—	1.20%
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

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2021/2020
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$0.9	$(3.1)	$(2.2)
Interest-Bearing Due from and Deposits with Banks	0.8	(2.6)	(1.8)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	—	0.3	0.3
Securities
U.S. Government	(5.7)	(5.1)	(10.8)
Obligations of States and Political Subdivisions	8.0	(2.3)	5.7
Government Sponsored Agency	5.1	(41.1)	(36.0)
Other	19.3	(19.8)	(0.5)
Total Securities	26.7	(68.3)	(41.6)
Loans and Leases	21.2	(38.5)	(17.3)
Total Interest Income	$49.6	$(112.2)	$(62.6)

Interest-Bearing Deposits
Savings, Money Market and Other	$0.9	$(5.0)	$(4.1)
Savings Certificates and Other Time	0.1	(4.0)	(3.9)
Non-U.S. Offices - Interest-Bearing	(1.1)	(5.0)	(6.1)
Total Interest-Bearing Deposits	(0.1)	(14.0)	(14.1)
Federal Funds Purchased	—	(0.5)	(0.5)
Securities Sold under Agreements to Repurchase	—	—	—
Other Borrowings	(0.8)	(2.4)	(3.2)
Senior Notes	(1.7)	(4.5)	(6.2)
Long-Term Debt	2.8	(4.5)	(1.7)
Floating Rate Capital Debt	—	(1.0)	(1.0)
Total Interest Expense	$0.2	$(26.9)	$(26.7)
Increase (Decrease) in Net Interest Income (FTE)	$49.4	$(85.3)	$(35.9)
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $8.3 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 32. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, decreased from the prior-year quarter, primarily due to a lower net interest margin, partially offset by higher average earning assets. Average earning assets increased from the prior-year quarter, primarily due to higher levels of short-term interest-bearing deposits with banks and securities. Funding of the balance sheet reflected higher levels of client deposits.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to lower average interest rates. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $37.4 billion and increased $7.1 billion, or 24%, from $30.3 billion in the prior-year quarter, resulting from significant deposit inflows. The higher level of client deposits were primarily placed in the securities portfolio and with the Federal Reserve and other central banks. Average Securities were $60.6 billion and increased $7.7 billion, or 15%, from $52.9 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $909.9 million, $160.1 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.5 billion in the current quarter and $47.4 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.1 billion in the current quarter

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
and $5.4 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $6.7 billion in the current quarter and $5.5 billion in the prior-year quarter.
Loans and Leases averaged $36.3 billion and increased $775.4 million, or 2%, from $35.5 billion in the prior-year quarter, primarily reflecting higher levels of private client, commercial real estate, non-U.S., and residential real estate loans, partially offset by lower levels of commercial and institutional loans. Private client loans averaged $13.5 billion and increased $1.9 billion, or 17%, from $11.6 billion for the prior-year quarter. Commercial real estate loans averaged $3.8 billion and increased $652.6 million, or 21%, from $3.2 billion for the prior-year quarter. Non-U.S. loans averaged $2.6 billion and increased $355.3 million or 16%, from $2.2 billion for the prior-year quarter. Residential real estate loans averaged $6.2 billion and increased $91.1 million, or 1%, from $6.1 billion for the prior-year quarter. Commercial and institutional loans averaged $9.8 billion and decreased $2.3 billion, or 19%, from $12.1 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $8.5 billion, or 10%, to an average of $97.5 billion in the current quarter from $89.0 billion in the prior-year quarter. Other Average Interest-Related Funds decreased $2.1 billion, or 17%, to an average of $10.1 billion in the current quarter from $12.2 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $10.4 billion, or 43%, to $34.4 billion in the current quarter from $24.0 billion in the prior-year quarter, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 71% of total average Interest-Bearing Deposits for the three months ended June 30, 2021.
Provision for Credit Losses
There was a $27.0 million release of credit reserves in the current quarter, as compared to a provision of $66.0 million in the prior-year quarter. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in overall projected economic conditions, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
The provision in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and more severe projected economic conditions at the time, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios.
Net recoveries in the current quarter were $3.2 million, reflecting $3.2 million of recoveries and de minimis charge-offs. The prior-year quarter included $2.6 million of net recoveries, reflecting $3.0 million of recoveries and $0.4 million of charge-offs. Nonaccrual assets of $106.7 million increased $7.3 million, or 7%, from $99.4 million at the end of the prior-year quarter.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
Compensation	$486.3	$460.3	$26.0	6%
Employee Benefits	118.4	90.4	28.0	31
Outside Services	218.1	176.2	41.9	24
Equipment and Software	178.3	164.2	14.1	9
Occupancy	52.2	60.0	(7.8)	(13)
Other Operating Expense	67.5	85.8	(18.3)	(21)
Total Noninterest Expense	$1,120.8	$1,036.9	$83.9	8%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily reflecting higher cash-based incentives and unfavorable currency translation.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Employee Benefits expense increased compared to the prior-year quarter, primarily due to a $17.6 million pension settlement charge in the current quarter and higher medical costs.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher technical services costs, third-party advisory fees, sub-custodian expenses, and consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software support costs and amortization.
Occupancy expense decreased compared to the prior-year quarter, primarily due to rent accelerations arising from workplace real estate strategies in the prior-year quarter.
Other Operating Expense decreased compared to the prior-year quarter, primarily due to lower miscellaneous expenses, including account servicing activities, mutual fund co-administration fees, and supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in noninterest income. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2021 was $118.4 million, representing an effective tax rate of 24.3%, compared to $89.9 million in the prior-year quarter, representing an effective tax rate of 22.3%.
The effective tax rate increased compared to the prior-year quarter primarily due to the deferred tax impact of the UK statutory tax rate increase enacted in the current quarter and a prior-year quarter tax benefit from dispositions of leveraged leases.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share increased in the current period to $3.42 from $3.02 in the comparable prior-year period. Net income increased $69.3 million, or 10%, to $743.2 million in the current period from $673.9 million in the prior-year period. Annualized return on average common equity was 13.7% in the current period and 12.8% in the prior-year period. The annualized return on average assets was 0.97% in the current period compared to 1.03% in the prior-year period.
Revenue for the six months ended June 30, 2021 increased $69.9 million, or 2%, from $3.09 billion in the prior-year period to $3.16 billion in the current period.
Trust, Investment and Other Servicing Fees increased $174.0 million, or 9%, from $1.97 billion in the prior-year period to $2.14 billion in the current period, primarily driven by favorable markets, new business, and favorable currency translation, partially offset by higher money market mutual fund fee waivers.
Other Noninterest Income increased from $348.5 million in the prior-year period to $348.9 million in the current period, primarily driven by higher Other Operating Income, partially offset by lower Foreign Exchange Trading Income and Security Commissions and Trading Income.
Net Interest Income decreased $104.5 million, or 13%, to $675.7 million in the current period from $780.2 million in the prior-year period, primarily due to lower average interest rates, partially offset by an increase in average earning assets.
There was a $57.0 million release of credit reserves in the current period, as compared to a provision of $127.0 million in the prior-year period.
Noninterest Expense increased $135.8 million, or 6%, from $2.10 billion in the prior-year period to $2.24 billion in the current period, primarily attributable to higher Outside Services, Compensation, Employee Benefits, and Equipment and Software expense, partially offset by lower Other Operating Expense and Occupancy. Employee Benefits expense included a $17.6 million pension settlement charge in the current period.
The Provision for Income Taxes for the six months ended June 30, 2021 totaled $239.2 million, representing an effective tax rate of 24.3%. The Provision for Income Taxes for the six months ended June 30, 2020 totaled $190.4 million, representing an effective tax rate of 22.0%. The effective tax rate increased compared to the prior-year period primarily due to lower tax benefits related to share-based compensation, the deferred tax impact of the UK statutory tax rate increase enacted in the current period, and a prior-year-period tax benefit from dispositions of leveraged leases.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees
Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $130.0 million and $0.3 million of money market mutual fund fees for the six months ended June 30, 2021 and 2020, respectively. These fee waivers, which are impacted by the level of yields earned and account balances in certain funds, are expected to continue in the current low-interest-rate environment as the yields in these funds remain insufficient to pay the stated fees associated with such funds. This is expected to adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments.
The components of Trust, Investment and Other Servicing Fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$900.9	$771.2	$129.7	17%
Investment Management	216.6	249.2	(32.6)	(13)
Securities Lending	37.7	50.7	(13.0)	(26)
Other	76.8	69.5	7.3	10
Total C&IS Trust, Investment and Other Servicing Fees	$1,232.0	$1,140.6	$91.4	8%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$338.5	$301.5	$37.0	12%
East	246.2	215.7	30.5	14
West	184.6	167.0	17.6	11
Global Family Office	137.8	140.3	(2.5)	(2)
Total Wealth Management Trust, Investment and Other Servicing Fees	$907.1	$824.5	$82.6	10%
Total Consolidated Trust, Investment and Other Servicing Fees	$2,139.1	$1,965.1	$174.0	9%
Corporate & Institutional Services
Custody and Fund Administration fees, the largest component of C&IS fees, increased primarily driven by new business, favorable markets and favorable currency translation. Investment Management fees decreased primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business. Securities Lending fees decreased primarily driven by lower spreads, partially offset by higher volumes.
Wealth Management
Fee income in the regions (Central, East and West) increased primarily due to favorable markets, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income decreased primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income

The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
Foreign Exchange Trading Income	$149.3	$160.2	$(10.9)	(7)%
Treasury Management Fees	22.5	22.4	0.1	—
Security Commissions and Trading Income	67.8	74.9	(7.1)	(9)
Other Operating Income	109.3	90.9	18.4	20
Investment Security Gains, net	—	0.1	(0.1)	N/M
Total Other Noninterest Income	$348.9	$348.5	$0.4	—%
Foreign Exchange Trading Income decreased from the prior-year period, primarily due to lower client volumes, decreased market volatility, and lower foreign exchange swap activity in Treasury.
Security Commissions and Trading Income decreased from the prior-year period, primarily due to lower revenue from interest rate swaps, partially offset by higher core brokerage revenue.
Other Operating Income increased from the prior-year period, primarily due to higher banking and credit-related service charges, higher miscellaneous income and a prior-year period market value adjustment for a seed capital investment, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense in Other Operating Expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$1.4	$37,283.1	0.01%	$26.4	$25,062.6	0.21%
Interest-Bearing Due from and Deposits with Banks(2)	5.1	6,601.3	0.15	17.3	5,671.9	0.61
Federal Funds Sold	—	0.2	0.41	—	3.0	1.87
Securities Purchased under Agreements to Resell	1.9	1,279.8	0.30	2.2	823.7	0.52
Securities
U.S. Government	14.1	2,775.9	1.02	39.4	4,555.8	1.74
Obligations of States and Political Subdivisions	32.4	3,286.5	1.97	21.7	1,779.0	2.44
Government Sponsored Agency	157.0	24,683.7	1.28	233.1	23,382.1	2.00
Other(3)	150.7	30,152.5	1.01	169.5	22,706.9	1.50
Total Securities	354.2	60,898.6	1.17	463.7	52,423.8	1.78
Loans and Leases(4)	345.3	35,247.4	1.98	441.7	33,911.5	2.62
Total Earning Assets	707.9	141,310.4	1.01	951.3	117,896.5	1.62
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,507.9	—	—	2,844.9	—
Other Noninterest-Earning Assets	—	9,962.5	—	—	10,729.2	—
Total Assets	$—	$153,780.8	—%	$—	$131,470.6	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$6.7	$27,083.3	0.05%	$37.6	$22,134.1	0.34%
Savings Certificates and Other Time	2.6	911.2	0.58	9.6	1,181.7	1.62
Non-U.S. Offices — Interest-Bearing	(37.5)	68,756.5	(0.11)	13.0	59,068.0	0.04
Total Interest-Bearing Deposits	(28.2)	96,751.0	(0.06)	60.2	82,383.8	0.15
Federal Funds Purchased	(0.4)	300.0	(0.27)	2.0	1,548.7	0.26
Securities Sold under Agreements to Repurchase	—	159.5	0.04	1.0	252.5	0.78
Other Borrowings	6.7	4,940.1	0.27	35.6	6,729.6	1.06
Senior Notes	27.5	3,040.2	1.82	37.9	2,974.0	2.55
Long-Term Debt	10.6	1,173.7	1.83	15.4	1,183.5	2.62
Floating Rate Capital Debt	1.1	277.8	0.79	3.2	277.7	2.32
Total Interest-Related Funds	17.3	106,642.3	0.03	155.3	95,349.8	0.33
Interest Rate Spread	—	—	0.98	—	—	1.29
Demand and Other Noninterest-Bearing Deposits	—	30,460.2	—	—	20,594.1	—
Other Liabilities	—	5,134.1	—	—	4,612.5	—
Stockholders’ Equity	—	11,544.2	—	—	10,914.2	—
Total Liabilities and Stockholders’ Equity	$—	$153,780.8	—%	$—	$131,470.6	—%
Net Interest Income/Margin (FTE Adjusted)	$690.6	$—	0.99%	$796.0	$—	1.36%
Net Interest Income/Margin (Unadjusted)	$675.7	$—	0.96%	$780.2	$—	1.33%
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

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2021/2020
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$8.4	$(33.4)	$(25.0)
Interest-Bearing Due from and Deposits with Banks	2.4	(14.6)	(12.2)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	0.9	(1.2)	(0.3)
Securities
U.S. Government	(12.3)	(13.0)	(25.3)
Obligations of States and Political Subdivisions	15.4	(4.7)	10.7
Government Sponsored Agency	12.2	(88.3)	(76.1)
Other	47.0	(65.8)	(18.8)
Total Securities	62.3	(171.8)	(109.5)
Loans and Leases	83.9	(180.3)	(96.4)
Total Interest Income	$157.9	$(401.3)	$(243.4)

Interest-Bearing Deposits
Savings, Money Market and Other	$6.8	$(37.7)	$(30.9)
Savings Certificates and Other Time	0.6	(7.6)	(7.0)
Non-U.S. Offices - Interest-Bearing	1.5	(52.0)	(50.5)
Total Interest-Bearing Deposits	8.9	(97.3)	(88.4)
Federal Funds Purchased	(0.7)	(1.7)	(2.4)
Securities Sold under Agreements to Repurchase	(0.3)	(0.7)	(1.0)
Other Borrowings	(7.6)	(21.3)	(28.9)
Senior Notes	0.8	(11.2)	(10.4)
Long-Term Debt	11.5	(16.3)	(4.8)
Floating Rate Capital Debt	—	(2.1)	(2.1)
Total Interest Expense	$12.6	$(150.6)	$(138.0)
(Decrease) Increase in Net Interest Income (FTE)	$145.3	$(250.7)	$(105.4)
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $14.9 million and $15.8 million for the six months ended June 30, 2021 and 2020, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 32. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, decreased from the prior-year period, primarily due to lower average interest rates, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, securities and loans. Funding of the balance sheet reflected higher levels of client deposits. Average non-U.S. offices interest-bearing deposits comprised 71% of total average interest-bearing deposits for the six months ended June 30, 2021.
The net interest margin on an FTE basis decreased from the prior-year period, primarily due to lower average interest rates. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $37.3 billion and increased $12.2 billion, or 49%, from $25.1 billion in the prior-year period, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average Securities were $60.9 billion and increased $8.5 billion, or 16%, from $52.4 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $910.9 million, $178.2 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.5 billion in the current period and $46.9 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.4 billion in the current period and $5.5 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $6.6 billion in the current period and $5.7 billion in the prior-year period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Loans and leases averaged $35.2 billion and increased $1.3 billion, or 4%, from $33.9 billion in the prior-year period, primarily reflecting higher levels of private client, commercial real estate, non-U.S., and residential real estate loans, partially offset by lower levels of commercial and institutional loans. Private client loans averaged $12.7 billion and increased $1.4 billion, or 12%, from $11.3 billion for the prior-year period. Commercial real estate loans averaged $3.7 billion and increased $622.6 million, or 20%, from $3.1 billion for the prior-year period. Non-U.S. loans averaged $2.5 billion and increased $290.8 million or 13% from $2.2 billion for the prior-year period. Residential real estate loans averaged $6.2 billion and increased $61.5 million, or 1%, from $6.1 billion for the prior-year period. Commercial and institutional loans averaged $9.8 billion and decreased $1.0 billion, or 9%, from $10.8 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $14.4 billion, or 17%, to an average of $96.8 billion in the current period from $82.4 billion in the prior-year period. Other Average Interest-Related Funds decreased $3.1 billion, or 24%, to an average of $9.9 billion in the current period from $13.0 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $12.2 billion, or 54%, to $34.7 billion in the current period from $22.5 billion in the prior-year period primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Provision for Credit Losses
There was a $57.0 million release of credit reserves for the six months ended June 30, 2021, as compared to a provision of $127.0 million in the prior-year period. The release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in overall projected economic conditions and portfolio quality, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
The provision in the prior-year period was primarily due to an increase in the reserve evaluated on a collective basis driven by downgrades in the portfolio and current and projected economic conditions at the time, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with the largest increases in the commercial and institutional and commercial real estate portfolios. In addition, a $13.7 million increase in the allowance for credit losses, with a corresponding cumulative effect adjustment to decrease retained earnings of $10.1 million, net of income taxes, was recorded on January 1, 2020 upon adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.”
Net recoveries in the current-year period totaled $4.1 million resulting from $0.4 million of charge-offs and $4.5 million of recoveries, compared to net recoveries of $1.9 million in the prior-year period resulting from $2.2 million of charge-offs and $4.1 million of recoveries.
Residential real estate, commercial real estate, and commercial and institutional loans accounted for 47%, 35%, and 18%, respectively, of total nonaccrual loans and leases at June 30, 2021. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 65%, 32%, and 3%, respectively, of total nonaccrual loans and leases at June 30, 2020. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section beginning on page 23.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	CHANGE
Compensation	$1,004.8	$960.1	$44.7	5%
Employee Benefits	221.8	188.3	33.5	18
Outside Services	414.5	369.0	45.5	12
Equipment and Software	355.0	326.4	28.6	9
Occupancy	103.0	111.1	(8.1)	(7)
Other Operating Expense	139.2	147.6	(8.4)	(6)
Total Noninterest Expense	$2,238.3	$2,102.5	$135.8	6%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily reflecting higher cash-based incentives and salary expense.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Employee Benefits expense increased compared to the prior-year period, primarily due to a $17.6 million pension settlement charge, higher medical costs, and higher payroll taxes.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher technical services costs, third-party advisory fees, and sub-custodian expenses.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher software support costs and amortization.
Occupancy expense decreased compared to the prior-year period, primarily due to rent accelerations arising from workplace real estate strategies in the prior-year period.
Other Operating Expense decreased compared to the prior-year period, primarily due to lower other miscellaneous expenses and business promotion, partially offset by higher supplemental compensation plan expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2021 was $239.2 million, representing an effective tax rate of 24.3%, compared to $190.4 million for the six months ended June 30, 2020, representing an effective tax rate of 22.0%.
The effective tax rate increased compared to the prior-year period primarily due to lower tax benefits related to share-based compensation, the deferred tax impact of the UK statutory tax rate increase enacted in the current period, and a prior-year-period tax benefit from dispositions of leveraged leases.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2021 and 2020.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$611.5	$566.2	$463.9	$395.3	$—	$—	$1,075.4	$961.5
Foreign Exchange Trading Income	67.9	68.3	2.7	3.0	—	—	70.6	71.3
Other Noninterest Income	68.9	69.0	38.3	40.8	(8.5)	(8.6)	98.7	101.2
Total Noninterest Income	748.3	703.5	504.9	439.1	(8.5)	(8.6)	1,244.7	1,134.0
Net Interest Income(1)	153.1	165.4	190.8	214.4	—	—	343.9	379.8
Revenue(1)	901.4	868.9	695.7	653.5	(8.5)	(8.6)	1,588.6	1,513.8
Provision for Credit Losses	(16.8)	28.8	(10.2)	37.2	—	—	(27.0)	66.0
Noninterest Expense	703.6	655.6	398.5	372.0	18.7	9.3	1,120.8	1,036.9
Income before Income Taxes(1)	214.6	184.5	307.4	244.3	(27.2)	(17.9)	494.8	410.9
Provision for Income Taxes(1)	53.0	41.3	80.5	60.8	(6.8)	(4.5)	126.7	97.6
Net Income	$161.6	$143.2	$226.9	$183.5	$(20.4)	$(13.4)	$368.1	$313.3
Percentage of Consolidated Net Income	44%	45%	62%	59%	(6)%	(4)%	100%	100%
Average Assets	$119,502.3	$107,051.3	$34,797.8	$31,719.3	$—	$—	$154,300.1	$138,770.6
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.3 million for 2021 and $7.7 million for 2020. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 32.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,232.0	$1,140.6	$907.1	$824.5	$—	$—	$2,139.1	$1,965.1
Foreign Exchange Trading Income	142.4	153.4	6.9	6.8	—	—	149.3	160.2
Other Noninterest Income	129.2	110.8	82.5	83.2	(12.1)	(5.7)	199.6	188.3
Total Noninterest Income	1,503.6	1,404.8	996.5	914.5	(12.1)	(5.7)	2,488.0	2,313.6
Net Interest Income(1)	313.8	376.7	376.8	419.3	—	—	690.6	796.0
Revenue(1)	1,817.4	1,781.5	1,373.3	1,333.8	(12.1)	(5.7)	3,178.6	3,109.6
Provision for Credit Losses	(22.2)	54.5	(34.8)	72.5	—	—	(57.0)	127.0
Noninterest Expense	1,416.7	1,314.9	801.6	766.4	20.0	21.2	2,238.3	2,102.5
Income before Income Taxes(1)	422.9	412.1	606.5	494.9	(32.1)	(26.9)	997.3	880.1
Provision for Income Taxes(1)	103.1	91.2	159.0	121.7	(8.0)	(6.7)	254.1	206.2
Net Income	$319.8	$320.9	$447.5	$373.2	$(24.1)	$(20.2)	$743.2	$673.9
Percentage of Consolidated Net Income	43%	48%	60%	55%	(3)%	(3)%	100%	100%
Average Assets	$119,820.7	$99,910.1	$33,960.1	$31,560.5	$—	$—	$153,780.8	$131,470.6
(1) Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $14.9 million for 2021 and $15.8 million for 2020. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 32.
Corporate & Institutional Services
C&IS Net Income
For the quarter ended June 30, 2021, Net Income increased $18.4 million, or 13%, from the prior-year quarter, primarily reflecting a release of credit reserves in the current quarter as compared to a provision in the prior-year quarter and higher Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense, lower Net Interest Income and an increase in the Provision for Income Taxes.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services (continued)
For the six months ended June 30, 2021, Net Income was down from the prior-year period, primarily reflecting higher Noninterest Expense and lower Net Interest Income, partially offset by higher Trust, Investment and Other Servicing Fees and a release of credit reserves in the current period as compared to a provision in the prior-year period.
C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
C&IS Foreign Exchange Trading Income
For the six months ended June 30, 2021, Foreign Exchange Trading Income decreased $11.0 million, or 7%, from the prior-year period, primarily due to lower client volumes, decreased market volatility, and lower foreign exchange swap activity.
C&IS Other Noninterest Income
For the six months ended June 30, 2021, Other Noninterest Income increased $18.4 million, or 17%, from the prior-year period, primarily due to higher Other Operating Income.
C&IS Net Interest Income
For the quarter ended June 30, 2021, Net Interest Income stated on an FTE basis decreased $12.3 million, or 7%, from the prior-year quarter and decreased $62.9 million, or 17%, from the prior-year period for the six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2021 primarily reflected a lower net interest margin driven by declining short-term average interest rates, partially offset by higher earning asset levels funded by higher deposit balances. Average earning assets increased $14.0 billion to $109.9 billion in the current quarter from $95.9 billion in the prior-year quarter and increased $20.6 billion to $109.4 billion in the six-month period ended June 30, 2021 from $88.8 billion in the prior-year period. The earning assets and funding sources in C&IS for the three and six months ended June 30, 2021 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.
C&IS Provision for Credit Losses
For the three and six months ended June 30, 2021, there was a $16.8 million and $22.2 million release of credit reserves, respectively, compared with a $28.8 million and $54.5 million provision for credit losses for the three and six months ended June 30, 2020, respectively.
The release of credit reserves for the three and six months ended June 30, 2021, reflected a decrease in the reserve evaluated on a collective basis driven by continued improvements in overall projected economic conditions and portfolio quality, as well as improved industry-specific conditions, partially offset by overall portfolio growth.
C&IS Noninterest Expense
For the quarter ended June 30, 2021, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $48.0 million, or 7%, from the prior-year quarter, primarily due to higher expense allocations, compensation expense, outside services and employee benefit expense, primarily offset by lower account servicing activities.
For the six months ended June 30, 2021, Noninterest Expense increased $101.8 million, or 8%, from the prior-year period, primarily reflecting higher expense allocations, compensation expense, outside services and employee benefit expense, partially offset by lower business promotion expense.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Net Income
For the quarter ended June 30, 2021, Net Income increased $43.4 million, or 24%, from the prior-year quarter primarily due to higher Trust, Investment and Other Servicing Fees and a release of credit reserves in the current quarter as compared to a provision in the prior-year quarter, partially offset by higher Noninterest Expense, lower Net Interest Income and a higher Provision for Income Taxes.
For the six months ended June 30, 2021, Net Income increased $74.3 million, or 20%, from the prior-year period primarily due to a release of credit reserves in the current period as compared to a provision in the prior-year period and higher Trust, Investment and Other Servicing Fees, partially offset by lower Net Interest Income, a higher Provision for Income Taxes and higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Net Interest Income
For the quarter ended June 30, 2021, Net Interest Income stated on an FTE basis decreased $23.6 million, or 11%, from the prior-year quarter and decreased $42.5 million, or 10%, from the prior-year period for the six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2021 primarily reflected lower average interest rates, partially offset by higher deposit and loan balances. Average earning assets increased $3.0 billion to $32.2 billion in the current quarter from $29.2 billion in the prior-year quarter and increased $2.8 billion to $31.9 billion in the six-month period ended June 30, 2021 from $29.1 billion in the prior-year period. Earning assets and funding sources for the three and six months ended June 30, 2021 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the three and six months ended June 30, 2021, there was a $10.2 million and $34.8 million release of credit reserves, respectively, compared with a $37.2 million and $72.5 million provision for credit losses for the three and six months ended June 30, 2020, respectively.
The release of credit reserves for the three and six months ended June 30, 2021, reflected a decrease in the reserve evaluated on a collective basis driven by continued improvement in overall projected economic conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
Wealth Management Noninterest Expense
For the quarter ended June 30, 2021, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $26.5 million or 7% from the prior-year quarter, primarily reflecting higher expense allocations, compensation expense and employee benefits.
For the six months ended June 30, 2021, Noninterest Expense increased $35.2 million, or 5%, from the prior-year period, primarily reflecting higher expense allocations, compensation expense, employee benefits and outside services.
Other
Other Noninterest Income
For the quarter ended June 30, 2021, Other Noninterest Income remained relatively unchanged from the prior-year quarter. For the six months ended June 30, 2021, Other Noninterest Income decreased $6.4 million from the prior-year period, due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares.
Other Noninterest Expense
For the quarter ended June 30, 2021, Other Noninterest Expense increased $9.4 million from the prior-year quarter, primarily due to a $17.6 million pension settlement charge in the current quarter, partially offset by costs in the prior-year quarter associated with executing workplace real estate strategies. For the six months ended June 30, 2021, noninterest expense decreased $1.2 million, or 6%, from the prior-year period, primarily due to costs in the prior-year period associated with executing workplace real estate strategies and a one-time supplemental payment to employees in response to the COVID-19 pandemic, partially offset by a $17.6 million pension settlement charge in the current-year period.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2021	DECEMBER 31, 2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$54.2	$55.4	$(1.2)	(2)%
Interest-Bearing Due from and Deposits with Banks(2)	7.0	6.6	0.4	6
Securities Purchased under Agreements to Resell	0.9	1.6	(0.7)	(41)
Total Securities(3)	59.8	61.1	(1.3)	(2)
Loans and Leases	37.4	33.8	3.6	11
Total Earning Assets	159.4	158.5	0.9	1
Total Assets	172.3	170.0	2.3	1
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	104.2	100.8	3.4	3
Demand and Other Noninterest-Bearing Deposits	42.0	43.1	(1.1)	(3)
Federal Funds Purchased	—	0.3	(0.3)	(100)
Securities Sold under Agreements to Repurchase	0.5	—	0.5	N/M
Other Borrowings	5.1	4.0	1.1	28
Total Stockholders’ Equity	11.8	11.7	0.1	1
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

TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2021	2020	CHANGE		2021	2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$37.4	$30.3	$7.1	24%	$37.3	$25.1	$12.2	49%
Interest-Bearing Due from and Deposits with Banks(2)	6.7	5.5	1.2	22	6.6	5.7	0.9	16
Securities Purchased under Agreements to Resell	1.0	1.0	—	3	1.3	0.8	0.5	55
Total Securities(3)	60.6	52.9	7.7	15	60.9	52.4	8.5	16
Loans and Leases	36.3	35.5	0.8	2	35.2	33.9	1.3	4
Total Earning Assets	142.0	125.2	16.8	13	141.3	117.9	23.4	20
Total Assets	154.3	138.8	15.5	11	153.8	131.5	22.3	17
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	97.5	89.0	8.5	10	96.8	82.4	14.4	17
Demand and Other Noninterest-Bearing Deposits	30.5	21.9	8.6	39	30.5	20.6	9.9	48
Federal Funds Purchased	0.2	1.2	(1.0)	(83)	0.3	1.5	(1.2)	(81)
Securities Sold under Agreements to Repurchase	0.2	0.2	—	34	0.2	0.3	(0.1)	(37)
Other Borrowings	5.2	6.0	(0.8)	(14)	4.9	6.7	(1.8)	(27)
Total Stockholders’ Equity	11.6	11.0	0.6	5	11.5	10.9	0.6	6
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
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. The current-quarter growth in both the period-end and average consolidated balance sheets was primarily driven by higher customer deposit balances.
Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily attributable to Retained Earnings and Accumulated Other Comprehensive Income, partially offset by the repurchase of common stock pursuant to the Corporation’s share repurchase program.

CONSOLIDATED BALANCE SHEETS (continued)
During the three and six months ended June 30, 2021, the Corporation declared cash dividends totaling $148.1 million and $299.1 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively.
On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. On June 24, 2021, the Federal Reserve Board released the results of the annual bank stress tests and announced the additional capital distribution restrictions that were put in place in response to the COVID-19 pandemic would expire on June 30, 2021.
For the three months ended June 30, 2021, the Corporation repurchased 252,304 shares of common stock, including 1,480 shares withheld related to share-based compensation, at a total cost of $30.2 million ($119.59 average price per share). During the six months ended June 30, 2021, the Corporation repurchased 1,651,977 shares of common stock, including 367,177 shares withheld related to share-based compensation, at a total cost of $165.8 million ($100.38 average price per share).
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF JUNE 30, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,559.0	$—	$—	$—	$—	$2,559.0
Obligations of States and Political Subdivisions	1,057.8	2,431.1	—	—	—	3,488.9
Government Sponsored Agency	17,645.8	—	—	—	—	17,645.8
Non-U.S. Government	585.3	38.5	—	—	—	623.8
Corporate Debt	477.1	659.6	1,210.1	63.9	52.2	2,462.9
Covered Bonds	466.7	44.5	24.2	—	—	535.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,175.3	727.2	156.0	—	—	3,058.5
Other Asset-Backed	5,278.1	—	—	—	—	5,278.1
Commercial Mortgage-Backed	1,211.6	—	—	—	—	1,211.6
Total	$31,456.7	$3,900.9	$1,390.3	$63.9	$52.2	$36,864.0
Percent of Total	85%	11%	4%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,799.9	$—	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	918.1	2,165.5	—	—	—	3,083.6
Government Sponsored Agency	24,956.7	—	—	—	—	24,956.7
Non-U.S. Government	669.8	38.8	5.4	—	—	714.0
Corporate Debt	426.3	790.0	1,123.5	—	199.8	2,539.6
Covered Bonds	453.3	—	24.9	—	74.9	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,622.0	566.0	157.8	—	—	2,345.8
Other Asset-Backed	3,947.5	—	—	—	50.0	3,997.5
Commercial Mortgage-Backed	1,031.8	—	—	—	—	1,031.8
Total	$36,825.4	$3,560.3	$1,311.6	$—	$324.7	$42,022.0
Percent of Total	88%	8%	3%	—%	1%	100%
As of June 30, 2021, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt securities.
As of December 31, 2020, the 1% of AFS debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt, covered bonds, and other asset-backed securities.

TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF JUNE 30, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$99.0	$—	$—	$—	$—	$99.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	6,499.2	—	—	—	—	6,499.2
Non-U.S. Government	517.6	306.6	2,637.0	341.0	—	3,802.2
Corporate Debt	3.6	412.9	464.4	—	—	880.9
Covered Bonds	2,933.1	—	—	—	—	2,933.1
Certificates of Deposit	—	—	—	—	906.2	906.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,777.0	1,522.4	32.5	1.2	—	5,333.1
Other Asset-Backed	734.8	—	—	—	—	734.8
Other	—	—	—	—	465.8	465.8
Total	$14,564.3	$2,242.9	$3,133.9	$342.2	$1,372.0	$21,655.3
Percent of Total	67%	10%	14%	2%	7%	100%

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
As of both June 30, 2021 and December 31, 2020, the 7% of HTM debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern

ASSET QUALITY (continued)
Securities Portfolio (continued)
Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized gains within the investment securities portfolio totaled $323.7 million at June 30, 2021, compared to net unrealized gains of $872.6 million as of December 31, 2020. Net unrealized gains as of June 30, 2021 were comprised of $581.7 million and $258.0 million of gross unrealized gains and losses, respectively. Net unrealized gains as of December 31, 2020 were comprised of $981.9 million and $109.3 million of gross unrealized gains and losses, respectively.
As of June 30, 2021, the $36.9 billion AFS debt securities portfolio had unrealized losses of $64.7 million and $18.5 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2020, the $42.0 billion AFS debt securities portfolio had unrealized losses of $26.9 million and $2.8 million related to government-sponsored agency and other asset-backed securities, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of June 30, 2021 and December 31, 2020, 16% of the AFS corporate debt securities portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
As of June 30, 2021, the $21.7 billion HTM debt securities portfolio had unrealized losses of $62.9 million, $37.4 million, $23.9 million and $19.0 million related to other residential mortgage-backed securities, non-U.S. government, government-sponsored agency, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2020, the $17.8 billion HTM debt securities portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and six months ended June 30, 2021, $6.86 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. These transferred securities had a net unrealized gain of $120.1 million included in AOCI. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the three and six months ended June 30, 2020, $301.5 million of securities were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.
For additional information relating to the securities portfolio, refer to Note 4 — Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Northern Trust participates in the repurchase agreement market as a relatively low-cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until their repurchase.
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
The following table provides the amounts of nonaccrual loans and leases, by loan and lease segment and class, and of OREO that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiation and renewals.

ASSET QUALITY (continued)
Nonaccrual Loans and Leases and Other Real Estate Owned (continued)
TABLE 26: NONACCRUAL ASSETS

($ In Millions)	JUNE 30, 2021		DECEMBER 31, 2020
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$19.7		$26.4
Commercial Real Estate	36.3		40.2
Total Commercial	$56.0		$66.6
Personal
Residential Real Estate	$50.5		$62.2
Private Client	—		2.9
Total Personal	$50.5		$65.1
Total Nonaccrual Loans and Leases	106.5		131.7
Other Real Estate Owned	0.2		0.7
Total Nonaccrual Assets	$106.7		$132.4
90 Day Past Due Loans Still Accruing	$10.5		$8.9
Nonaccrual Loans and Leases to Total Loans and Leases	0.28%		0.39%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.4	x	1.4	x
Nonaccrual assets of $106.7 million as of June 30, 2021 decreased from December 31, 2020 due to net payoffs in the residential real estate, commercial and institutional, commercial real estate and private client portfolios. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

As of June 30, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $148.8 million, $46.5 million, $10.5 million, and $1.2 million, respectively. As of December 31, 2020, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $190.7 million, $61.1 million, $7.3 million, and $0.8 million, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and six months ended June 30, 2021 and 2020 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	JUNE 30, 2021		DECEMBER 31, 2020
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.9	—%	$10.7	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	63.8	26	100.6	30
Commercial Real Estate	75.2	11	70.7	10
Lease Financing, net	0.5	—	0.4	—
Non-U.S.	11.5	6	17.7	4
Other	—	1	—	1
Total Commercial	151.0	44	189.4	45
Personal
Residential Real Estate	22.8	16	28.9	18
Private Client	9.8	39	20.6	35
Non-U.S.	0.8	1	2.2	2
Other	—	—	—	—
Total Personal	33.4	56	51.7	55
Total Allowance Evaluated on a Collective Basis	$184.4	100%	$241.1	100%
Total Allowance for Credit Losses	$195.3	100%	$251.8	100%
Allowance Assigned to
Loans and Leases	$148.8		$190.7
Undrawn Commitments and Standby Letters of Credit	46.5		61.1
Total Allowance for Credit Losses	$195.3		$251.8
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.40%		0.56%

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2021 and 2020.
TABLE 28: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020
Net cash provided by (used in):
Operating activities	$(1,167.7)	$498.4
Investing activities	(2,231.6)	(14,291.3)
Financing activities	3,895.1	13,870.6
Effect of Foreign Currency Exchange Rates on Cash	(86.0)	(74.7)
Change in Cash and Due from Banks	$409.8	$3.0
Operating Activities
Net cash used in operating activities of $1.2 billion for the six months ended June 30, 2021 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings and the impact of higher non-cash charges such as amortization and depreciation.
Net cash provided by operating activities of $498.4 million for the six months ended June 30, 2020 was primarily attributable to period earnings, net changes in other operating activities, and the impact of higher non-cash charges such as amortization of computer software and the provision for credit losses, partially offset by higher net collateral deposited with derivative counterparties.
Investing Activities
Net cash used in investing activities of $2.2 billion for the six months ended June 30, 2021 was primarily attributable to higher levels of loans and leases and net purchases of AFS debt securities, partially offset by net proceeds associated with HTM debt securities and decreased levels of Federal Reserve and other central bank deposits.
Net cash used in investing activities of $14.3 billion for the six months ended June 30, 2020 was primarily attributable to increased levels of Federal Reserve and other central bank deposits, net purchases of HTM debt securities, higher levels of loans and leases and client security settlement receivables, partially offset by lower levels of interest-bearing deposits with banks.
Financing Activities
Net cash provided by financing activities of $3.9 billion for the six months ended June 30, 2021 was primarily attributable to increased levels of total deposits and short-term borrowings. The increase in total deposits was primarily attributable to higher levels of savings, money market, and other interest-bearing deposits as well as domestic noninterest-bearing deposits, partially offset by a decrease in non-U.S. office noninterest-bearing deposits.
Net cash provided by financing activities of $13.9 billion for the six months ended June 30, 2020 was primarily attributable to increased levels of total deposits, proceeds from the issuance of senior notes, and increased levels of short-term borrowings, partially offset by decreased levels of securities sold under agreements to repurchase and the redemption by the Corporation of all shares of its Series C Non-Cumulative Perpetual Preferred Stock. The increase in total deposits was primarily attributable to higher levels of interest-bearing non-U.S. offices client deposits, domestic noninterest-bearing deposits, and savings, money market and other interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2021, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and results in an effective common equity tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer. The results of the 2021 stress test, published by the Federal Reserve on June 24, 2021, will result in Northern Trust’s stress capital buffer and effective common equity tier 1 capital ratio minimum requirements remaining in effect for the 2021 Capital Plan cycle, beginning on October 1, 2021.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 29: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	JUNE 30, 2021		MARCH 31, 2021		JUNE 30, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.0%	13.1%	12.0%	12.8%	13.4%	13.9%	N/A	4.5%
Tier 1 Capital	13.1	14.2	13.0	14.0	14.6	15.2	6.0	6.0
Total Capital	14.5	15.5	14.5	15.2	16.5	16.8	10.0	8.0
Tier 1 Leverage	7.1	7.1	6.9	6.9	7.6	7.6	N/A	4.0
Supplementary Leverage(1)	N/A	8.2	N/A	8.1	N/A	9.0	N/A	3.0

Capital Ratios — The Northern Trust Company	JUNE 30, 2021		MARCH 31, 2021		JUNE 30, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.3%	13.6%	12.1%	13.2%	13.9%	14.7%	6.5%	4.5%
Tier 1 Capital	12.3	13.6	12.1	13.2	13.9	14.7	8.0	6.0
Total Capital	13.6	14.7	13.4	14.3	15.7	16.2	10.0	8.0
Tier 1 Leverage	6.7	6.7	6.4	6.4	7.3	7.3	5.0	4.0
Supplementary Leverage(1)	N/A	7.7	N/A	7.4	N/A	8.2	3.0	3.0
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
The supplementary leverage ratios at June 30, 2021, March 31, 2021 and June 30, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
There are no accounting pronouncements and developments issued but not yet effective as of June 30, 2021 that are expected to have a significant impact on Northern Trust’s consolidated balance sheets or results of operations.
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
Northern Trust uses two primary measurement techniques to manage interest rate risk: Net Interest Income (NII) sensitivity and Market Value of Equity (MVE) sensitivity. NII sensitivity provides management with a short-term view of the impact of

MARKET RISK MANAGEMENT (continued)

interest rate changes on NII. MVE sensitivity provides management with a long-term view of interest rate changes on MVE based on the period-end balance sheet.
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
TABLE 30: NET INTEREST INCOME SENSITIVITY AS OF JUNE 30, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$318
200 Basis Points	556
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$87
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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions. Many of the

MARKET RISK MANAGEMENT (continued)

assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

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
TABLE 31: MARKET VALUE OF EQUITY SENSITIVITY AS OF JUNE 30, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$323
200 Basis Points	43
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$114
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
Foreign Currency Value-At-Risk (VaR) — Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on a variety of high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates and interest rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.
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
During the three and six months ended June 30, 2021, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The table below presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 32: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2021	MARCH 31, 2021	JUNE 30, 2021	MARCH 31, 2021
High	$0.3	$0.9	$0.3	$0.4	$0.2	$0.7
Low	—	0.1	—	0.1	—	0.1
Average	0.1	0.4	0.1	0.2	0.1	0.4
Quarter-End	0.1	0.1	0.1	0.1	0.1	0.1

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
TABLE 33: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	2021	2020
Net Interest Income
Interest Income - GAAP	$343.1	$406.3	$693.0	$935.5
Add: FTE Adjustment	8.3	7.7	14.9	15.8
Interest Income (FTE) - Non-GAAP	$351.4	$414.0	$707.9	$951.3

Net Interest Income - GAAP	$335.6	$372.1	$675.7	$780.2
Add: FTE Adjustment	8.3	7.7	14.9	15.8
Net Interest Income (FTE) - Non-GAAP	$343.9	$379.8	$690.6	$796.0

Net Interest Margin - GAAP	0.95%	1.20%	0.96%	1.33%
Net Interest Margin (FTE) - Non-GAAP	0.97%	1.22%	0.99%	1.36%

Total Revenue
Total Revenue - GAAP	$1,580.3	$1,506.1	$3,163.7	$3,093.8
Add: FTE Adjustment	8.3	7.7	14.9	15.8
Total Revenue (FTE) - Non-GAAP	$1,588.6	$1,513.8	$3,178.6	$3,109.6

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
Cash and Due from Banks	$4,799.3	$4,389.5
Federal Reserve and Other Central Bank Deposits	54,232.9	55,503.6
Interest-Bearing Deposits with Banks	3,848.4	4,372.6
Federal Funds Sold	0.1	—
Securities Purchased under Agreements to Resell	947.8	1,596.5
Debt Securities
Available for Sale (Amortized cost of $36,464.6 and $41,155.7)	36,864.0	42,022.0
Held to Maturity (Fair value of $21,579.6 and $17,797.4)	21,655.3	17,791.1
Trading Account	0.5	0.5
Total Debt Securities	58,519.8	59,813.6
Loans and Leases
Commercial	16,207.7	15,262.0
Personal	21,198.9	18,497.7
Total Loans and Leases (Net of unearned income of $9.7 and $9.8)	37,406.6	33,759.7
Allowance for Credit Losses	(160.5)	(198.8)
Buildings and Equipment	496.5	514.9
Client Security Settlement Receivables	2,011.6	1,160.2
Goodwill	709.4	707.2
Other Assets	9,479.2	8,384.9
Total Assets	$172,291.1	$170,003.9
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$19,057.3	$17,728.5
Savings, Money Market and Other Interest-Bearing	31,604.7	28,631.8
Savings Certificates and Other Time	877.7	937.1
Non U.S. Offices — Noninterest-Bearing	22,965.1	25,382.2
— Interest-Bearing	71,705.4	71,198.4
Total Deposits	146,210.2	143,878.0
Federal Funds Purchased	0.2	260.2
Securities Sold Under Agreements to Repurchase	529.1	39.8
Other Borrowings	5,140.6	4,011.5
Senior Notes	3,036.0	3,122.4
Long-Term Debt	1,165.3	1,189.3
Floating Rate Capital Debt	277.8	277.8
Other Liabilities	4,108.9	5,536.6
Total Liabilities	160,468.1	158,315.6
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,394,779 and 208,289,178	408.6	408.6
Additional Paid-In Capital	921.1	963.6
Retained Earnings	12,630.9	12,207.7
Accumulated Other Comprehensive Income (Loss)	194.7	428.0
Treasury Stock (36,776,745 and 36,882,346 shares, at cost)	(3,217.2)	(3,204.5)
Total Stockholders’ Equity	11,823.0	11,688.3
Total Liabilities and Stockholders’ Equity	$172,291.1	$170,003.9
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,075.4	$961.5	$2,139.1	$1,965.1
Foreign Exchange Trading Income	70.6	71.3	149.3	160.2
Treasury Management Fees	11.3	11.4	22.5	22.4
Security Commissions and Trading Income	33.0	33.2	67.8	74.9
Other Operating Income	54.4	56.5	109.3	90.9
Investment Security Gains, net	—	0.1	—	0.1
Total Noninterest Income	1,244.7	1,134.0	2,488.0	2,313.6
Net Interest Income
Interest Income	343.1	406.3	693.0	935.5
Interest Expense	7.5	34.2	17.3	155.3
Net Interest Income	335.6	372.1	675.7	780.2
Provision for Credit Losses	(27.0)	66.0	(57.0)	127.0
Net Interest Income after Provision for Credit Losses	362.6	306.1	732.7	653.2
Noninterest Expense
Compensation	486.3	460.3	1,004.8	960.1
Employee Benefits	118.4	90.4	221.8	188.3
Outside Services	218.1	176.2	414.5	369.0
Equipment and Software	178.3	164.2	355.0	326.4
Occupancy	52.2	60.0	103.0	111.1
Other Operating Expense	67.5	85.8	139.2	147.6
Total Noninterest Expense	1,120.8	1,036.9	2,238.3	2,102.5
Income before Income Taxes	486.5	403.2	982.4	864.3
Provision for Income Taxes	118.4	89.9	239.2	190.4
Net Income	$368.1	$313.3	$743.2	$673.9
Preferred Stock Dividends	4.7	4.8	20.9	35.3
Net Income Applicable to Common Stock	$363.4	$308.5	$722.3	$638.6
Per Common Share
Net Income – Basic	$1.73	$1.47	$3.44	$3.03
– Diluted	1.72	1.46	3.42	3.02
Average Number of Common Shares Outstanding
– Basic	208,369,188	208,068,635	208,241,714	208,474,883
– Diluted	209,138,090	208,568,357	209,042,798	209,192,590

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Net Income	$368.1	$313.3	$743.2	$673.9
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	100.9	318.1	(268.8)	517.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.0	(3.3)	(2.2)	4.0
Net Foreign Currency Adjustments	2.1	2.0	7.1	27.7
Net Pension and Other Postretirement Benefit Adjustments	22.8	8.6	30.6	15.6
Other Comprehensive Income (Loss)	128.8	325.4	(233.3)	565.1
Comprehensive Income	$496.9	$638.7	$509.9	$1,239.0
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	375.1	—	—	375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(362.1)	—	(362.1)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(151.0)	—	—	(151.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	108.9	59.4
Stock Purchased	—	—	—	—	—	(135.6)	(135.6)
Balance at March 31, 2021	$884.9	$408.6	$914.1	$12,415.6	$65.9	$(3,231.2)	$11,457.9
Net Income	—	—	—	368.1	—	—	368.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	128.8	—	128.8
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.1)	—	—	(148.1)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	7.0	—	—	44.2	51.2
Stock Purchased	—	—	—	—	—	(30.2)	(30.2)
Balance at June 30, 2021	$884.9	$408.6	$921.1	$12,630.9	$194.7	$(3,217.2)	$11,823.0
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Net Income	—	—	—	360.6	—	—	360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	239.7	—	239.7
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.6)	—	—	(148.6)
Preferred Stock	—	—	—	(19.0)	—	—	(19.0)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(74.8)	—	—	137.7	62.9
Stock Purchased	—	—	—	—	—	(296.8)	(296.8)
Balance at March 31, 2020	$884.9	$408.6	$938.3	$11,828.1	$45.0	$(3,225.2)	$10,879.7
Net Income	—	—	—	313.3	—	—	313.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	325.4	—	325.4
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(4.8)	—	—	(4.8)
Stock Awards and Options Exercised	—	—	13.2	—	—	3.8	17.0
Stock Purchased	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	$884.9	$408.6	$951.5	$11,988.4	$370.4	$(3,221.6)	$11,382.2
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$743.2	$673.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	—	(0.1)
Amortization and Accretion of Securities and Unearned Income, net	50.1	39.8
Provision for Credit Losses	(57.0)	127.0
Depreciation and Amortization	253.8	248.6
Pension Plan Contributions	(6.7)	(10.6)
Change in Receivables	(78.9)	(39.4)
Change in Interest Payable	(0.4)	(16.1)
Change in Collateral With Derivative Counterparties, net	(1,907.5)	(867.4)
Other Operating Activities, net	(164.3)	342.7
Net Cash (Used in) Provided by Operating Activities	(1,167.7)	498.4
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(0.1)	5.0
Change in Securities Purchased under Agreements to Resell	639.7	(768.0)
Change in Interest-Bearing Deposits with Banks	534.5	2,057.8
Net Change in Federal Reserve and Other Central Bank Deposits	1,000.6	(8,444.3)
Purchases of Held to Maturity Debt Securities	(28,474.5)	(15,952.0)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	30,847.7	12,887.2
Purchases of Available for Sale Debt Securities	(6,623.7)	(5,186.5)
Proceeds from Sale, Maturity and Redemption of Available for Sale Debt Securities	4,441.0	4,556.7
Change in Loans and Leases	(3,651.1)	(2,350.3)
Purchases of Buildings and Equipment	(39.1)	(76.6)
Purchases and Development of Computer Software	(169.3)	(187.8)
Change in Client Security Settlement Receivables	(857.7)	(1,159.2)
Other Investing Activities, net	120.4	326.7
Net Cash Used in Investing Activities	(2,231.6)	(14,291.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	2,961.5	13,425.2
Change in Federal Funds Purchased	(260.0)	161.8
Change in Securities Sold under Agreements to Repurchase	489.3	(453.2)
Change in Short-Term Other Borrowings	1,141.7	747.7
Proceeds from Senior Notes	—	993.2
Redemption of Preferred Stock - Series C	—	(400.0)
Treasury Stock Purchased	(165.8)	(297.0)
Net Proceeds from Stock Options	41.0	10.6
Cash Dividends Paid on Common Stock	(291.7)	(293.0)
Cash Dividends Paid on Preferred Stock	(20.9)	(25.0)
Other Financing Activities, net	—	0.3
Net Cash Provided by Financing Activities	3,895.1	13,870.6
Effect of Foreign Currency Exchange Rates on Cash	(86.0)	(74.7)
Change in Cash and Due from Banks	409.8	3.0
Cash and Due from Banks at Beginning of Period	4,389.5	4,459.2
Cash and Due from Banks at End of Period	$4,799.3	$4,462.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$17.2	$174.7
Income Taxes Paid	189.7	189.7
Transfers from Loans to OREO	3.4	0.2
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	6,864.1	301.5
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2021 and 2020, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2020.
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

On January 1, 2021, Northern Trust adopted ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs” (ASU 2020-08). ASU 2020-08 clarifies the Codification related to the standard issued in ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2020-08 clarifies that an entity should amortize premiums on purchased callable debt securities to the first call date and related call amount and at that point reassess if there is a remaining premium to amortize to a subsequent call date. Upon adoption of ASU 2020-08, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2021 or the year ended December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
Level 1 — Quoted, active market prices for identical assets or liabilities.
Northern Trust’s Level 1 assets are comprised of available for sale (AFS) investments in U.S. Treasury securities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.
Northern Trust’s Level 2 assets include AFS and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2021, Northern Trust’s AFS debt securities portfolio included 2,401 Level 2 debt securities with an aggregate market value of $34.3 billion. Substantially all 2,401 debt securities were valued by external pricing vendors. As of December 31, 2020, Northern Trust’s AFS debt securities portfolio included 2,260 Level 2 debt securities with an aggregate market value of $39.2 billion. All 2,260 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.5 million as of each of June 30, 2021 and December 31, 2020, were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2021 and December 31, 2020, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 34: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$38.4 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.73%			8.73%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by fair value hierarchy level.
TABLE 35: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,559.0	$—	$—	$—	$2,559.0
Obligations of States and Political Subdivisions	—	3,488.9	—	—	3,488.9
Government Sponsored Agency	—	17,645.8	—	—	17,645.8
Non-U.S. Government	—	623.8	—	—	623.8
Corporate Debt	—	2,462.9	—	—	2,462.9
Covered Bonds	—	535.4	—	—	535.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,058.5	—	—	3,058.5
Other Asset-Backed	—	5,278.1	—	—	5,278.1
Commercial Mortgage-Backed	—	1,211.6	—	—	1,211.6
Total Available for Sale	2,559.0	34,305.0	—	—	36,864.0
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	2,559.0	34,305.5	—	—	36,864.5
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,608.9	—	(884.1)	1,724.8
Interest Rate Contracts	—	207.4	—	(2.7)	204.7
Total Derivative Assets	—	2,816.3	—	(886.8)	1,929.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,406.3	—	(2,021.1)	385.2
Interest Rate Contracts	—	106.2	—	(67.2)	39.0
Other Financial Derivatives(1)	—	—	38.4	—	38.4
Total Derivative Liabilities	$—	$2,512.5	$38.4	$(2,088.3)	$462.6
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2021, derivative assets and liabilities shown above also include reductions of $126.4 million and $1,327.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2021 and 2020.

TABLE 36: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2021	2020
Fair Value at April 1	$34.6	$26.5
Total (Gains) Losses:
Included in Earnings(1)	8.5	8.6
Purchases, Issues, Sales, and Settlements
Settlements	(4.7)	(3.8)
Fair Value at June 30	$38.4	$31.3
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

SIX MONTHS ENDED JUNE 30,	2021	2020
Fair Value at January 1	$35.3	$33.4
Total (Gains) Losses:
Included in Earnings(1)	12.1	5.7
Purchases, Issues, Sales, and Settlements
Settlements	(9.0)	(7.8)
Fair Value at June 30	$38.4	$31.3
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.
Assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 16.3% and 16.8% as of June 30, 2021 and December 31, 2020, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $8.2 million and $24.6 million at June 30, 2021 and December 31, 2020, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 37: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$8.2 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.3%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$24.6 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the fair values of all financial instruments.
TABLE 38: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2021
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,799.3	$4,799.3	$4,799.3	$—	$—
Federal Reserve and Other Central Bank Deposits	54,232.9	54,232.9	—	54,232.9	—
Interest-Bearing Deposits with Banks	3,848.4	3,848.4	—	3,848.4	—
Federal Funds Sold	0.1	0.1	—	0.1	—
Securities Purchased under Agreements to Resell	947.8	947.8	—	947.8	—
Debt Securities
Available for Sale(1)	36,864.0	36,864.0	2,559.0	34,305.0	—
Held to Maturity	21,655.3	21,579.6	99.0	21,480.6	—
Trading Account	0.5	0.5	—	0.5	—
Loans (excluding Leases)
Held for Investment	37,116.1	37,152.9	—	—	37,152.9
Held for Sale	131.2	150.3	—	150.3	—
Client Security Settlement Receivables	2,011.6	2,011.6	—	2,011.6	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	230.0	230.0	—	230.0	—
Community Development Investments	903.8	903.8	—	903.8	—
Employee Benefit and Deferred Compensation	224.5	227.1	123.7	103.4	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$73,627.1	$73,627.1	$73,627.1	$—	$—
Savings Certificates and Other Time	877.7	879.7	—	879.7	—
Non U.S. Offices Interest-Bearing	71,705.4	71,705.4	—	71,705.4	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	529.1	529.1	—	529.1	—
Other Borrowings	5,140.6	5,141.1	—	5,141.1	—
Senior Notes	3,036.0	3,137.0	—	3,137.0	—
Long-Term Debt
Subordinated Debt	1,165.3	1,226.3	—	1,226.3	—
Floating Rate Capital Debt	277.8	271.9	—	271.9	—
Other Liabilities
Standby Letters of Credit	17.9	17.9	—	—	17.9
Loan Commitments	67.0	67.0	—	—	67.0
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$147.3	$147.3	$—	$147.3	$—
Liabilities	28.2	28.2	—	28.2	—
Interest Rate Contracts
Assets	8.9	8.9	—	8.9	—
Liabilities	7.2	7.2	—	7.2	—
Other Financial Derivatives
Liabilities(2)	38.4	38.4	—	—	38.4
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,461.6	2,461.6	—	2,461.6	—
Liabilities	2,378.1	2,378.1	—	2,378.1	—
Interest Rate Contracts
Assets	198.5	198.5	—	198.5	—
Liabilities	99.0	99.0	—	99.0	—
(1) Refer to the table located on page 41 for the disaggregation of AFS debt securities.
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
(1) Refer to the table located on page 42 for the disaggregation of AFS debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values at June 30, 2021 and December 31, 2020, and remaining maturities of AFS debt securities at June 30, 2021.
TABLE 39: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	JUNE 30, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,519.3	$46.6	$6.9	$2,559.0
Obligations of States and Political Subdivisions	3,398.6	108.8	18.5	3,488.9
Government Sponsored Agency	17,558.7	151.8	64.7	17,645.8
Non-U.S. Government	628.5	0.3	5.0	623.8
Corporate Debt	2,405.7	59.1	1.9	2,462.9
Covered Bonds	528.1	7.3	—	535.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,023.5	47.8	12.8	3,058.5
Other Asset-Backed	5,248.6	31.3	1.8	5,278.1
Commercial Mortgage-Backed	1,153.6	58.6	0.6	1,211.6
Total	$36,464.6	$511.6	$112.2	$36,864.0

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,728.8	$71.1	$—	$2,799.9
Obligations of States and Political Subdivisions	2,927.8	155.9	0.1	3,083.6
Government Sponsored Agency	24,595.1	388.5	26.9	24,956.7
Non-U.S. Government	713.6	1.1	0.7	714.0
Corporate Debt	2,459.9	79.8	0.1	2,539.6
Covered Bonds	543.1	10.0	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,281.7	64.7	0.6	2,345.8
Other Asset-Backed	3,953.5	46.8	2.8	3,997.5
Commercial Mortgage-Backed	952.2	79.7	0.1	1,031.8
Total	$41,155.7	$897.6	$31.3	$42,022.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 40: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

JUNE 30, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$100.0	$100.9	$1,872.2	$1,904.7	$547.1	$553.4	$—	$—	$2,519.3	$2,559.0
Obligations of States and Political Subdivisions	23.7	24.0	334.8	351.0	2,858.1	2,933.4	182.0	180.5	3,398.6	3,488.9
Government Sponsored Agency	2,601.7	2,621.0	5,641.0	5,677.2	8,047.7	8,071.1	1,268.3	1,276.5	17,558.7	17,645.8
Non-U.S. Government	340.7	340.8	126.8	126.2	161.0	156.8	—	—	628.5	623.8
Corporate Debt	359.6	363.6	2,021.6	2,074.7	17.9	18.0	6.6	6.6	2,405.7	2,462.9
Covered Bonds	105.2	105.3	422.9	430.1	—	—	—	—	528.1	535.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	520.6	522.8	2,013.9	2,052.8	489.0	482.9	—	—	3,023.5	3,058.5
Other Asset-Backed	1,234.1	1,248.2	2,934.1	2,949.0	915.5	915.9	164.9	165.0	5,248.6	5,278.1
Commercial Mortgage-Backed	14.0	14.0	651.7	677.5	487.9	520.1	—	—	1,153.6	1,211.6
Total	$5,299.6	$5,340.6	$16,019.0	$16,243.2	$13,524.2	$13,651.6	$1,621.8	$1,628.6	$36,464.6	$36,864.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2021 and December 31, 2020.
TABLE 41: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF JUNE 30, 2021	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$241.3	$6.9	$—	$—	$241.3	$6.9
Obligations of States and Political Subdivisions	1,042.2	18.5	—	—	1,042.2	18.5
Government Sponsored Agency	4,879.1	59.1	1,309.8	5.6	6,188.9	64.7
Non-U.S. Government	244.5	5.0	—	—	244.5	5.0
Corporate Debt	293.3	1.9	—	—	293.3	1.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	973.9	12.7	49.9	0.1	1,023.8	12.8
Other Asset-Backed	556.0	1.7	184.9	0.1	740.9	1.8
Commercial Mortgage-Backed	88.9	0.6	2.3	—	91.2	0.6
Total	$8,319.2	$106.4	$1,546.9	$5.8	$9,866.1	$112.2

AS OF DECEMBER 31, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$52.3	$0.1	$—	$—	$52.3	$0.1
Government Sponsored Agency	2,402.3	13.6	2,528.7	13.3	4,931.0	26.9
Non-U.S. Government	90.5	0.7	—	—	90.5	0.7
Corporate Debt	66.6	0.1	—	—	66.6	0.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	162.8	0.5	49.9	0.1	212.7	0.6
Other Asset-Backed	176.8	0.2	792.3	2.6	969.1	2.8
Commercial Mortgage-Backed	44.4	0.1	—	—	44.4	0.1
Total	$2,995.7	$15.3	$3,370.9	$16.0	$6,366.6	$31.3
As of June 30, 2021, 738 AFS debt securities with a combined fair value of $9.9 billion were in an unrealized loss position, with their unrealized losses totaling $112.2 million. Unrealized losses related to AFS debt securities of $64.7 million and $18.5 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of June 30, 2021, 16% of the AFS corporate debt securities portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s AFS debt securities portfolio as of June 30, 2021 are attributable to changes in overall market interest rates or credit spreads.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2021, Northern Trust did not intend to sell any AFS debt securities in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred.
There was no provision for credit losses for corporate debt AFS securities for the three and six months ended June 30, 2021. The $0.2 million release of credit reserves for the three months ended June 30, 2020 reduced the ending allowance for credit losses balance for this category to zero at June 30, 2020. There was no allowance for credit losses for corporate debt AFS securities as of June 30, 2021 and December 31, 2020, respectively. The process for identifying credit losses for corporate debt AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.
Held to Maturity Debt Securities. The following tables provide the amortized cost and fair values at June 30, 2021 and December 31, 2020, and remaining maturities of held to maturity (HTM) debt securities at June 30, 2021.
TABLE 42: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	JUNE 30, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$99.0	$—	$—	$99.0
Obligations of States and Political Subdivisions	1.0	—	—	1.0
Government Sponsored Agency	6,499.2	7.6	23.9	6,482.9
Non-U.S. Government	3,802.2	6.7	37.4	3,771.5
Corporate Debt	880.9	4.8	1.0	884.7
Covered Bonds	2,933.1	16.0	1.6	2,947.5
Certificates of Deposit	906.2	—	—	906.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,333.1	28.7	19.0	5,342.8
Other Asset-Backed	734.8	1.9	—	736.7
Other	465.8	4.4	62.9	407.3
Total	$21,655.3	$70.1	$145.8	$21,579.6

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$90.0	$—	$—	$90.0
Obligations of States and Political Subdivisions	2.1	0.1	—	2.2
Government Sponsored Agency	3.0	0.3	—	3.3
Non-U.S. Government	8,336.6	7.3	0.2	8,343.7
Corporate Debt	588.0	6.5	0.1	594.4
Covered Bonds	3,184.6	24.6	0.3	3,208.9
Certificates of Deposit	807.2	—	—	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,648.0	43.5	0.9	3,690.6
Other Asset-Backed	677.0	0.9	—	677.9
Other	454.6	1.1	76.5	379.2
Total	$17,791.1	$84.3	$78.0	$17,797.4

Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2021, the $21.7 billion HTM debt securities portfolio had unrealized losses of $62.9 million, $37.4 million, $23.9 million and $19 million related to other residential mortgage-backed securities, non-U.S. government, government-sponsored agency, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
TABLE 43: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

JUNE 30, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$99.0	$99.0	$—	$—	$—	$—	$—	$—	$99.0	$99.0
Obligations of States and Political Subdivisions	1.0	1.0	—	—	—	—	—	—	1.0	1.0
Government Sponsored Agency	1,432.3	1,428.6	2,362.3	2,355.3	1,845.3	1,843.4	859.3	855.6	6,499.2	6,482.9
Non-U.S. Government	3,015.7	2,979.0	620.7	625.3	165.8	167.2	—	—	3,802.2	3,771.5
Corporate Debt	4.1	4.1	778.4	782.4	98.4	98.2	—	—	880.9	884.7
Covered Bonds	1,050.8	1,055.3	1,465.2	1,476.2	417.1	416.0	—	—	2,933.1	2,947.5
Certificates of Deposit	906.2	906.2	—	—	—	—	—	—	906.2	906.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,051.6	1,058.1	3,039.9	3,058.0	1,241.6	1,226.7	—	—	5,333.1	5,342.8
Other Asset-Backed	266.8	267.3	468.0	469.4	—	—	—	—	734.8	736.7
Other	121.9	118.1	175.6	167.5	51.0	50.0	117.3	71.7	465.8	407.3
Total	$7,949.4	$7,916.7	$8,910.1	$8,934.1	$3,819.2	$3,801.5	$976.6	$927.3	$21,655.3	$21,579.6
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and six months ended June 30, 2021, $6.86 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. These transferred securities had a net unrealized gain of $120.1 million included in AOCI. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the three and six months ended June 30, 2020, $301.5 million of securities were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.

TABLE 44: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF JUNE 30, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$99.0	$—	$—	$—	$—	$99.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	6,499.2	—	—	—	—	6,499.2
Non-U.S. Government	517.6	306.6	2,637.0	341.0	—	3,802.2
Corporate Debt	3.6	412.9	464.4	—	—	880.9
Covered Bonds	2,933.1	—	—	—	—	2,933.1
Certificates of Deposit	—	—	—	—	906.2	906.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,777.0	1,522.4	32.5	1.2	—	5,333.1
Other Asset-Backed	734.8	—	—	—	—	734.8
Other	—	—	—	—	465.8	465.8
Total	$14,564.3	$2,242.9	$3,133.9	$342.2	$1,372.0	$21,655.3
Percent of Total	67%	10%	14%	2%	7%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 91% and 93% of the HTM portfolio at June 30, 2021 and December 31, 2020, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 2% rated BBB at June 30, 2021 and 7% not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings at each of June 30, 2021 and December 31, 2020. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities during the three and six months ended June 30, 2021. Proceeds of $409.2 million and $689.2 million from the sale of debt securities during the three and six months ended June 30, 2020, respectively, resulted in gross realized debt securities gains of $2.7 million and $3.4 million, and gross realized debt securities losses of $2.6 million and $3.3 million. There were no net investment security (losses) gains for the three and six months ended June 30, 2021 and $0.1 million of net investment security gains for the three and six months ended June 30, 2020.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2021 and December 31, 2020.
TABLE 45: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
($ In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
U.S. Treasury and Agency Securities	$529.1	$39.8
Total Borrowings	529.1	39.8
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 23	529.1	39.8
Amounts related to agreements not included in Note 23	—	—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 46: LOANS AND LEASES

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Commercial
Commercial and Institutional	$9,833.8	$10,058.3
Commercial Real Estate	3,943.9	3,558.4
Non-U.S.	2,091.1	1,345.7
Lease Financing, net	11.0	11.4
Other	327.9	288.2
Total Commercial	16,207.7	15,262.0
Personal
Private Client	14,636.7	11,815.1
Residential Real Estate	6,100.6	6,035.7
Non-U.S.	385.5	597.9
Other	76.1	49.0
Total Personal	21,198.9	18,497.7
Total Loans and Leases	$37,406.6	$33,759.7
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2021 and December 31, 2020, equity credit lines totaled $281.5 million and $304.4 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both June 30, 2021 and December 31, 2020.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $1.7 billion at June 30, 2021 and $1.1 billion at December 31, 2020, respectively. Demand deposit overdrafts reclassified as loan balances totaled $13.3 million and $26.4 million at June 30, 2021 and December 31, 2020, respectively. Loans classified as held for sale totaled $131.2 million at June 30, 2021 related to the decision to exit a non-strategic loan portfolio. There were no loans classified as held for sale at December 31, 2020. Loans classified as held for sale are recorded at the lower of cost or fair value.
As of June 30, 2021 and December 31, 2020, there were no leases classified as held for sale.
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
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA will have at least 90 days to respond as to the approval or denial of such application. 889 applications went through the PPP loan forgiveness process and resulted in $153.1 million of loan principal and interest being forgiven as of June 30, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2021, Northern Trust had 666 outstanding loans totaling $145.4 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.2 million. For its origination efforts, Northern Trust received approximately $2.7 million in SBA fees, net of service charges as of June 30, 2021.
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
Loan and lease segment and class balances as of June 30, 2021 and December 31, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$524.2	$654.2	$323.0	$218.5	$101.5	$606.7	$3,701.9	$1.0	$6,131.0
4 to 5 Category	598.5	432.9	409.5	277.3	267.7	253.1	1,163.7	33.7	3,436.4
6 to 9 Category	29.6	27.8	71.7	31.5	25.0	22.9	57.9	—	266.4
Total Commercial and Institutional	1,152.3	1,114.9	804.2	527.3	394.2	882.7	4,923.5	34.7	9,833.8
Commercial Real Estate
Risk Rating:
1 to 3 Category	247.4	278.2	242.9	78.8	25.5	95.7	110.4	2.7	1,081.6
4 to 5 Category	375.1	772.8	658.1	243.2	104.9	504.5	66.8	10.9	2,736.3
6 to 9 Category	19.7	6.3	55.3	13.3	20.3	11.1	—	—	126.0
Total Commercial Real Estate	642.2	1,057.3	956.3	335.3	150.7	611.3	177.2	13.6	3,943.9
Non-U.S.
Risk Rating:
1 to 3 Category	910.6	87.1	17.0	—	11.1	—	318.0	—	1,343.8
4 to 5 Category	369.6	102.0	0.7	2.0	—	108.5	136.2	1.8	720.8
6 to 9 Category	0.1	—	23.1	—	—	—	3.3	—	26.5
Total Non-U.S.	1,280.3	189.1	40.8	2.0	11.1	108.5	457.5	1.8	2,091.1
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	120.4	—	—	—	—	—	—	—	120.4
4 to 5 Category	207.5	—	—	—	—	—	—	—	207.5
Total Other	327.9	—	—	—	—	—	—	—	327.9
Total Commercial	3,402.7	2,361.3	1,801.3	864.6	556.0	1,613.5	5,558.2	50.1	16,207.7
Personal
Private Client
Risk Rating:
1 to 3 Category	198.4	336.7	101.1	38.4	70.0	155.1	7,958.9	51.0	8,909.6
4 to 5 Category	264.5	563.0	524.0	95.0	26.1	76.4	3,984.1	163.3	5,696.4
6 to 9 Category	1.0	5.4	—	21.3	—	—	3.0	—	30.7
Total Private Client	463.9	905.1	625.1	154.7	96.1	231.5	11,946.0	214.3	14,636.7
Residential Real Estate
Risk Rating:
1 to 3 Category	682.2	1,300.3	251.0	19.9	89.3	707.1	158.9	—	3,208.7
4 to 5 Category	252.5	919.2	296.6	105.0	116.7	856.3	229.9	1.9	2,778.1
6 to 9 Category	0.3	13.1	8.0	0.6	0.5	75.3	16.0	—	113.8
Total Residential Real Estate	935.0	2,232.6	555.6	125.5	206.5	1,638.7	404.8	1.9	6,100.6
Non-U.S.
Risk Rating:
1 to 3 Category	12.0	3.7	31.7	—	—	0.1	78.7	—	126.2
4 to 5 Category	37.0	3.8	7.6	10.7	—	7.2	179.2	13.6	259.1
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	49.0	7.5	39.3	10.7	—	7.5	257.9	13.6	385.5
Other
Risk Rating:
1 to 3 Category	54.4	—	—	—	—	—	—	—	54.4
4 to 5 Category	21.7	—	—	—	—	—	—	—	21.7
Total Other	76.1	—	—	—	—	—	—	—	76.1
Total Personal	1,524.0	3,145.2	1,220.0	290.9	302.6	1,877.7	12,608.7	229.8	21,198.9
Total Loans and Leases	$4,926.7	$5,506.5	$3,021.3	$1,155.5	$858.6	$3,491.2	$18,166.9	$279.9	$37,406.6

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$663.8	$546.0	$204.6	$96.0	$396.0	$448.8	$3,742.4	$5.5	$6,103.1
4 to 5 Category	793.4	505.1	354.1	405.4	134.6	167.3	1,238.7	32.3	3,630.9
6 to 9 Category	34.3	119.8	37.3	42.8	23.0	6.0	61.1	—	324.3
Total Commercial and Institutional	1,491.5	1,170.9	596.0	544.2	553.6	622.1	5,042.2	37.8	10,058.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	406.3	109.2	27.6	36.5	11.8	99.4	124.3	8.7	823.8
4 to 5 Category	703.1	811.8	332.7	107.4	184.5	382.8	60.4	11.4	2,594.1
6 to 9 Category	15.3	55.2	32.0	25.8	—	12.2	—	—	140.5
Total Commercial Real Estate	1,124.7	976.2	392.3	169.7	196.3	494.4	184.7	20.1	3,558.4
Non-U.S.
Risk Rating:
1 to 3 Category	555.2	16.8	—	11.1	—	—	78.5	—	661.6
4 to 5 Category	313.1	0.7	2.0	—	—	157.9	39.2	1.8	514.7
6 to 9 Category	—	23.1	—	—	—	—	146.3	—	169.4
Total Non-U.S.	868.3	40.6	2.0	11.1	—	157.9	264.0	1.8	1,345.7
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.4	—	—	11.4
Total Lease Financing, net	—	—	—	—	—	11.4	—	—	11.4
Other
Risk Rating:
1 to 3 Category	81.7	—	—	—	—	—	—	—	81.7
4 to 5 Category	206.5	—	—	—	—	—	—	—	206.5
Total Other	288.2	—	—	—	—	—	—	—	288.2
Total Commercial	3,772.7	2,187.7	990.3	725.0	749.9	1,285.8	5,490.9	59.7	15,262.0
Personal
Private Client
Risk Rating:
1 to 3 Category	668.6	273.7	51.7	60.4	10.2	136.1	5,392.8	47.9	6,641.4
4 to 5 Category	492.1	479.9	117.3	60.4	77.5	77.5	3,564.7	207.3	5,076.7
6 to 9 Category	6.0	0.5	22.1	3.2	—	—	63.7	1.5	97.0
Total Private Client	1,166.7	754.1	191.1	124.0	87.7	213.6	9,021.2	256.7	11,815.1
Residential Real Estate
Risk Rating:
1 to 3 Category	1,554.3	317.4	42.9	109.9	205.1	627.8	152.8	1.7	3,011.9
4 to 5 Category	854.6	359.5	115.8	163.2	209.7	896.5	273.1	7.4	2,879.8
6 to 9 Category	15.3	8.3	0.7	0.5	1.9	94.8	22.5	—	144.0
Total Residential Real Estate	2,424.2	685.2	159.4	273.6	416.7	1,619.1	448.4	9.1	6,035.7
Non-U.S.
Risk Rating:
1 to 3 Category	23.3	14.9	—	—	—	1.8	275.6	—	315.6
4 to 5 Category	12.7	26.0	11.8	0.5	0.5	7.9	217.5	5.1	282.0
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	36.0	40.9	11.8	0.5	0.5	10.0	493.1	5.1	597.9
Other
Risk Rating:
1 to 3 Category	34.6	—	—	—	—	—	—	—	34.6
4 to 5 Category	14.4	—	—	—	—	—	—	—	14.4
Total Other	49.0	—	—	—	—	—	—	—	49.0
Total Personal	3,675.9	1,480.2	362.3	398.1	504.9	1,842.7	9,962.7	270.9	18,497.7
Total Loans and Leases	$7,448.6	$3,667.9	$1,352.6	$1,123.1	$1,254.8	$3,128.5	$15,453.6	$330.6	$33,759.7

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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2021 and December 31, 2020.
TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
June 30, 2021
Commercial
Commercial and Institutional	$9,709.5	$8.6	$96.0	$—	$9,814.1	$19.7	$9,833.8	$8.9
Commercial Real Estate	3,887.2	—	12.0	8.4	3,907.6	36.3	3,943.9	28.5
Non-U.S.	2,091.1	—	—	—	2,091.1	—	2,091.1	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	327.9	—	—	—	327.9	—	327.9	—
Total Commercial	16,026.7	8.6	108.0	8.4	16,151.7	56.0	16,207.7	37.4
Personal
Private Client	14,532.3	86.3	16.3	1.8	14,636.7	—	14,636.7	—
Residential Real Estate	6,048.1	0.2	1.5	0.3	6,050.1	50.5	6,100.6	50.1
Non-U.S.	385.2	—	0.3	—	385.5	—	385.5	—
Other	76.1	—	—	—	76.1	—	76.1	—
Total Personal	21,041.7	86.5	18.1	2.1	21,148.4	50.5	21,198.9	50.1
Total Loans and Leases	$37,068.4	$95.1	$126.1	$10.5	$37,300.1	$106.5	$37,406.6	$87.5
	Other Real Estate Owned					$0.2
	Total Nonaccrual Assets					$106.7

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2020
Commercial
Commercial and Institutional	$9,877.0	$153.7	$1.2	$—	$10,031.9	$26.4	$10,058.3	$9.1
Commercial Real Estate	3,516.2	2.0	—	—	3,518.2	40.2	3,558.4	32.3
Non-U.S.	1,345.7	—	—	—	1,345.7	—	1,345.7	—
Lease Financing, net	11.4	—	—	—	11.4	—	11.4	—
Other	288.2	—	—	—	288.2	—	288.2	—
Total Commercial	15,038.5	155.7	1.2	—	15,195.4	66.6	15,262.0	41.4
Personal
Private Client	11,765.4	29.1	9.9	7.8	11,812.2	2.9	11,815.1	2.9
Residential Real Estate	5,946.0	23.5	2.9	1.1	5,973.5	62.2	6,035.7	53.8
Non-U.S	596.7	1.2	—	—	597.9	—	597.9	—
Other	49.0	—	—	—	49.0	—	49.0	—
Total Personal	18,357.1	53.8	12.8	8.9	18,432.6	65.1	18,497.7	56.7
Total Loans and Leases	$33,395.6	$209.5	$14.0	$8.9	$33,628.0	$131.7	$33,759.7	$98.1
	Other Real Estate Owned					$0.7
	Total Nonaccrual Assets					$132.4
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $0.8 million and $1.7 million for the three and six months ended June 30, 2021, and $1.1 million and $2.4 million for the three and six months ended June 30, 2020, respectively.
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of June 30, 2021 was immaterial to Northern Trust’s financial statements.
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
Nonaccrual Loans and Troubled Debt Restructurings (TDRs). A loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring

Notes to Consolidated Financial Statements (unaudited) (continued)
(TDR). All TDRs are reported starting in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported if the loan was modified at a market rate and has performed according to the modified terms for at least six payment periods. A loan that has been modified at a below market rate will return to accrual status if it satisfies the six-payment-period performance requirement.
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
Included within nonaccrual loans were $77.5 million and $38.9 million of nonaccrual TDRs, and $27.3 million and $29.3 million of accrual TDRs as of June 30, 2021 and December 31, 2020, respectively.
There were $9.9 million and $10.4 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2021 and December 31, 2020, respectively, issued to borrowers with TDR modifications of loans.
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three- and six- month periods ended June 30, 2021 and 2020, and the recorded investments and unpaid principal balances as of June 30, 2021 and 2020.
TABLE 49: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED JUNE 30, 2021			SIX MONTHS ENDED JUNE 30, 2021
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	6	$19.6	$19.6
Commercial Real Estate	1	6.9	11.2	2	28.3	34.5
Total Commercial	1	6.9	11.2	8	47.9	54.1
Personal
Residential Real Estate	5	0.6	0.7	7	0.8	1.0
Total Personal	5	0.6	0.7	7	0.8	1.0
Total Loans and Leases	6	$7.5	$11.9	15	$48.7	$55.1
Note: Period-end balances reflect all paydowns and charge-offs during the period.

	THREE MONTHS ENDED JUNE 30, 2020			SIX MONTHS ENDED JUNE 30, 2020
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	2	$24.3	$24.5
Total Commercial	—	—	—	2	24.3	24.5
Personal
Residential Real Estate	—	—	—	6	1.0	1.2
Total Personal	—	—	—	6	1.0	1.2
Total Loans and Leases	—	$—	$—	8	$25.3	$25.7
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three and six months ended June 30, 2021, the TDR modification of loans within residential real estate were other modifications and deferred principal. During the six months ended June 30, 2021, the TDR modification of loans within

Notes to Consolidated Financial Statements (unaudited) (continued)
commercial and institutional were deferred principal. During the three and six months ended June 30, 2021, the TDR modification of loans within commercial real estate were deferred principal, interest rate concessions, and extension of term.
During the six months ended June 30, 2020, the TDR modifications of loans within residential real estate were extensions of term, other modifications, interest rate concessions, and deferred principal. During the six months ended June 30, 2020, the TDR modifications within commercial and institutional were other modifications.
There were no residential real estate loan TDR modification during the twelve months ended March 31, 2021, which subsequently had a payment default during the three and six months ended June 30, 2021.
There were no residential real estate loan TDR modifications during the twelve months ended March 31, 2020, which subsequently had a payment default during the three and six months ended June 30, 2020.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2021, Northern Trust held foreclosed real estate properties with a carrying value of $0.2 million as a result of obtaining physical possession. In addition, as of June 30, 2021, Northern Trust had loans with a carrying value of $5.6 million for which formal foreclosure proceedings were in process.
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
The following tables provide, by segment and class, the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of June 30, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule).
TABLE 50: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS IN ACTIVE DEFERRAL STATUS

	JUNE 30, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Personal
Residential Real Estate	13	$4.7	$0.2	$0.1
Total Personal	13	$4.7	$0.2	$0.1
Total Loans	13	$4.7	$0.2	$0.1

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 51: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	JUNE 30, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	84	$226.7	$—	$1.8
Commercial Real Estate	88	443.7	—	2.6
Total Commercial	172	$670.4	$—	$4.4

Personal
Private Client	31	$153.0	$—	$1.0
Residential Real Estate	376	146.2	1.5	1.8
Total Personal	407	$299.2	$1.5	$2.8
Total Loans	579	$969.6	$1.5	$7.2

Northern Trust continues to accrue and recognize interest income during the loan deferral period, and hence has not moved these loans to nonaccrual or reported them as past due. Further, these loan balances continue to be assessed on a collective basis for purposes of measuring an allowance for expected credit losses.
During the quarter ended June 30, 2021, 41 loans with an aggregate principal amount of $57.8 million that had been granted payment deferrals were paid off.
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
The following table provides information regarding changes in the total allowance for credit losses during the three and six months ended June 30, 2021 and 2020.
TABLE 52: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$165.4	$55.1	$8.6	$1.7	$230.8
Charge-Offs	—	—	—	—	—
Recoveries	3.2	—	—	—	3.2
Net Recoveries (Charge-Offs)	3.2	—	—	—	3.2
Provision for Credit Losses	(19.8)	(8.6)	1.9	(0.5)	(27.0)
Balance at End of Period	$148.8	$46.5	$10.5	$1.2	$207.0

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$190.7	$61.1	$7.3	$0.8	$259.9
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	4.5	—	—	—	4.5
Net Recoveries (Charge-Offs)	4.1	—	—	—	4.1
Provision for Credit Losses	(46.0)	(14.6)	3.2	0.4	(57.0)
Balance at End of Period	$148.8	$46.5	$10.5	$1.2	$207.0

	THREE MONTHS ENDED JUNE 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$147.2	$40.4	$9.5	$1.1	$198.2
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	3.0	—	—	—	3.0
Net Recoveries (Charge-Offs)	2.6	—	—	—	2.6
Provision for Credit Losses(1)	60.4	8.6	(3.0)	0.2	66.2
Balance at End of Period	$210.2	$49.0	$6.5	$1.3	$267.0
(1) The table excluded a $0.2 million release of credit reserves for the three months ended June 30, 2020 for AFS corporate debt securities, which reduced the ending allowance for credit losses for AFS corporate debt securities to zero at June 30, 2020. See further detail in Note 4 - Securities.

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	$102.3	$28.8	$6.6	$0.4	$138.1
Charge-Offs	(2.2)	—	—	—	(2.2)
Recoveries	4.1	—	—	—	4.1
Net Recoveries (Charge-Offs)	1.9	—	—	—	1.9
Provision for Credit Losses	106.0	20.2	(0.1)	0.9	127.0
Balance at End of Period	$210.2	$49.0	$6.5	$1.3	$267.0
The portion of the allowance assigned to loans and leases, HTM debt securities, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. For credit exposure and the associated allowance related to fee receivables, please refer to Note 14 — Revenue from Contracts with Clients. For information related to the allowance for AFS debt securities, please refer to Note 4 — Securities. For all other financial assets recognized at amortized cost, which include Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, Federal Funds Sold, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.
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
There was a $27.0 million release of credit reserves in the current quarter, as compared to a $66.0 million provision in the prior-year quarter. The prior-year quarter provision for credit losses, excluding a release of credit reserves of $0.2 million for AFS corporate debt securities, was a provision of $66.2 million. There were net recoveries of $3.2 million during the three months ended June 30, 2021, as compared to net recoveries of $2.6 million for the three months ended June 30, 2020. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by

Notes to Consolidated Financial Statements (unaudited) (continued)
continued improvements in overall projected economic conditions, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
There was a $57.0 million release of credit reserves for the six months ended June 30, 2021, as compared to a $127.0 million provision for the six months ended June 30, 2020. There were net recoveries of $4.1 million for the six months ended June 30, 2021, as compared to net recoveries of $1.9 million for the six months ended June 30, 2020. The release of credit reserves for the six months ended June 30, 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in overall projected economic conditions and portfolio quality, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
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
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2021 and 2020.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED JUNE 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$124.7	$40.7	$165.4	$51.7	$3.4	$55.1
Charge-Offs	—	—	—	—	—	—
Recoveries	0.5	2.7	3.2	—	—	—
Net Recoveries (Charge-Offs)	0.5	2.7	3.2	—	—	—
Provision for Credit Losses	(7.2)	(12.6)	(19.8)	(8.1)	(0.5)	(8.6)
Balance at End of Period	$118.0	$30.8	$148.8	$43.6	$2.9	$46.5

	SIX MONTHS ENDED JUNE 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	0.5	4.0	4.5	—	—	—
Net Recoveries (Charge-Offs)	0.5	3.6	4.1	—	—	—
Provision for Credit Losses	(24.7)	(21.3)	(46.0)	(14.0)	(0.6)	(14.6)
Balance at End of Period	$118.0	$30.8	$148.8	$43.6	$2.9	$46.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$94.7	$52.5	$147.2	$38.8	$1.6	$40.4
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	1.3	1.7	3.0	—	—	—
Net Recoveries (Charge-Offs)	1.3	1.3	2.6	—	—	—
Provision for Credit Losses	66.8	(6.4)	60.4	7.3	1.3	8.6
Balance at End of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0

	SIX MONTHS ENDED JUNE 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	52.2	50.1	102.3	27.7	1.1	28.8
Charge-Offs	(0.1)	(2.1)	(2.2)	—	—	—
Recoveries	2.0	2.1	4.1	—	—	—
Net Recoveries (Charge-Offs)	1.9	—	1.9	—	—	—
Provision for Credit Losses	108.7	(2.7)	106.0	18.4	1.8	20.2
Balance at End of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0
The decrease to the allowance for both loans and leases and the allowance for undrawn loan commitments and standby letters of credit for the three months ended June 30, 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in overall projected economic conditions, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth. The decrease to the allowance for both loans and leases and the allowance for undrawn loan commitments and standby letters of credit for the six months ended June 30, 2021 was primarily due to a decrease in the reserve evaluated on a collective basis driven by continued improvements in overall projected economic conditions and portfolio quality, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
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
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of June 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 54: RECORDED INVESTMENTS IN LOANS AND LEASES

	JUNE 30, 2021			DECEMBER 31, 2020
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$56.0	$50.5	$106.5	$66.6	$65.1	$131.7
Evaluated on a Collective Basis	16,151.7	21,148.4	37,300.1	15,195.4	18,432.6	33,628.0
Total Loans and Leases	16,207.7	21,198.9	37,406.6	15,262.0	18,497.7	33,759.7
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Basis	10.6	0.3	10.9	8.8	0.3	9.1
Evaluated on a Collective Basis	107.4	30.5	137.9	133.4	48.2	181.6
Allowance Assigned to Loans and Leases	118.0	30.8	148.8	142.2	48.5	190.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	1.6	—	1.6
Evaluated on a Collective Basis	43.6	2.9	46.5	56.0	3.5	59.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	43.6	2.9	46.5	57.6	3.5	61.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$161.6	$33.7	$195.3	$199.8	$52.0	$251.8
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2021 and 2020.
TABLE 55: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.1	$0.9	$1.8	$—	$0.1	$4.7	$8.6
Provision for Credit Losses	0.5	0.6	0.8	—	—	—	1.9
Balance at End of Period	$1.6	$1.5	$2.6	$—	$0.1	$4.7	$10.5

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$—	$0.1	$5.0	$7.3
Provision for Credit Losses	0.8	1.3	1.4	—	—	(0.3)	3.2
Balance at End of Period	$1.6	$1.5	$2.6	$—	$0.1	$4.7	$10.5

	THREE MONTHS ENDED JUNE 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$2.7	$0.4	$1.3	$0.2	$0.1	$4.8	$9.5
Provision for Credit Losses	(2.2)	—	(0.6)	(0.2)	(0.1)	0.1	(3.0)
Balance at End of Period	$0.5	$0.4	$0.7	$—	$—	$4.9	$6.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPERNATIONAL, AND NON-U.S. AGENCY BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	4.6	6.6
Provision for Credit Losses	(0.3)	0.1	(0.2)	0.3	(0.1)
Balance at End of Period	$0.5	$0.4	$0.7	$4.9	$6.5
HTM debt securities classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government and therefore an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
HTM debt securities classified as other asset-backed represent pools of underlying receivables from which the cash flows are used to pay the bonds that vary in seniority. Utilizing a qualitative estimation approach, the allowance for other asset-backed securities is assessed by evaluating underlying pool performance based on delinquency rates and available credit support.
HTM debt securities classified as other relates to investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. The allowance for CRA investments is assessed using a qualitative estimation approach primarily based on internal historical performance experience and default history of the underlying CRA portfolios to determine a quantitative component of the allowance.
The allowance estimation methodology for all other HTM debt securities is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative component of the allowance.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.2 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 56: ACCRUED INTEREST

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Loans and Leases	$58.8	$55.3
Debt Securities
Held to Maturity	40.2	26.5
Available for Sale	136.7	153.6
Other Financial Assets	2.1	1.4
Total	$237.8	$236.8
The amount of accrued interest reversed through interest income for loans and leases was immaterial and there was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2021 and 2020.

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
The following table presents Northern Trust's pledged assets.
TABLE 57: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2021	DECEMBER 31, 2020
Securities
Obligations of States and Political Subdivisions	$3.3	$2.9
Government Sponsored Agency and Other Securities	33.3	32.5
Loans	14.6	12.1
Total Pledged Assets	$51.2	$47.5
Collateral required for these purposes totaled $7.0 billion and $5.7 billion at June 30, 2021 and December 31, 2020, respectively.
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 58: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020	JUNE 30, 2021	DECEMBER 31, 2020
Debt Securities
Available for Sale	$535.2	$33.0	$29.6	$27.1
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $536.1 million and $33.5 million of the pledged collateral as of June 30, 2021 and December 31, 2020, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts. There was no repledged or sold collateral at June 30, 2021 or December 31, 2020.

The following table presents the fair value of securities accepted as collateral.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Collateral that may be repledged or sold
Reverse repurchase agreements	$147.8	$1,179.8
Derivative contracts	14.9	0.9

Collateral that may not be repledged or sold
Reverse repurchase agreements	800.0	500.0
As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.8 billion for the six months ended June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2021, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 60: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2020	$636.0	$71.2	$707.2
Goodwill Acquired	4.2	—	4.2
Foreign Exchange Rates	(2.0)	—	(2.0)
Balance at June 30, 2021	$638.2	$71.2	$709.4
In the second quarter of 2021, Northern Trust finalized the acquisition of Parilux Investment Technology, LLC, a provider of middle office software solutions for multi-manager investors, completing the investment in the firm that was initiated in 2018. The purchase price recorded in connection with the closing of the acquisition totaled $17.6 million. Goodwill and developed technology associated with the acquisition totaled $4.2 million and $13.4 million, respectively.
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2021 and December 31, 2020 were as follows.
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$211.7	$221.3
Less: Accumulated Amortization	110.8	108.7
Net Book Value	$100.9	$112.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $3.9 million and $8.2 million for the three and six months ended June 30, 2021, and $4.2 million and $8.3 million for the three and six months ended June 30, 2020. Amortization for the remainder of 2021 and for the years 2022, 2023, 2024, and 2025 is estimated to be $6.6 million, $10.2 million, $9.9 million, $9.8 million, and $9.2 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2021 and December 31, 2020 were as follows.
TABLE 62: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$4,511.5	$4,337.4
Less: Accumulated Amortization	2,906.4	2,744.5
Net Book Value	$1,605.1	$1,592.9

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $95.9 million and $189.9 million, respectively, for the three and six months ended June 30, 2021, and $91.1 million and $182.7 million, respectively, for the three and six months ended June 30, 2020.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2021 and 2020.
TABLE 63: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$611.5	$566.2	$463.9	$395.3	$—	$—	$1,075.4	$961.5
Foreign Exchange Trading Income	67.9	68.3	2.7	3.0	—	—	70.6	71.3
Other Noninterest Income	68.9	69.0	38.3	40.8	(8.5)	(8.6)	98.7	101.2
Total Noninterest Income	748.3	703.5	504.9	439.1	(8.5)	(8.6)	1,244.7	1,134.0
Net Interest Income(1)	153.1	165.4	190.8	214.4	—	—	343.9	379.8
Revenue(1)	901.4	868.9	695.7	653.5	(8.5)	(8.6)	1,588.6	1,513.8
Provision for Credit Losses	(16.8)	28.8	(10.2)	37.2	—	—	(27.0)	66.0
Noninterest Expense	703.6	655.6	398.5	372.0	18.7	9.3	1,120.8	1,036.9
Income before Income Taxes(1)	214.6	184.5	307.4	244.3	(27.2)	(17.9)	494.8	410.9
Provision for Income Taxes(1)	53.0	41.3	80.5	60.8	(6.8)	(4.5)	126.7	97.6
Net Income	$161.6	$143.2	$226.9	$183.5	$(20.4)	$(13.4)	$368.1	$313.3
Percentage of Consolidated Net Income	44%	45%	62%	59%	(6)%	(4)%	100%	100%
Average Assets	$119,502.3	$107,051.3	$34,797.8	$31,719.3	$—	$—	$154,300.1	$138,770.6
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.3 million for 2021 and $7.7 million for 2020.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,232.0	$1,140.6	$907.1	$824.5	$—	$—	$2,139.1	$1,965.1
Foreign Exchange Trading Income	142.4	153.4	6.9	6.8	—	—	149.3	160.2
Other Noninterest Income	129.2	110.8	82.5	83.2	(12.1)	(5.7)	199.6	188.3
Total Noninterest Income	1,503.6	1,404.8	996.5	914.5	(12.1)	(5.7)	2,488.0	2,313.6
Net Interest Income(1)	313.8	376.7	376.8	419.3	—	—	690.6	796.0
Revenue(1)	1,817.4	1,781.5	1,373.3	1,333.8	(12.1)	(5.7)	3,178.6	3,109.6
Provision for Credit Losses	(22.2)	54.5	(34.8)	72.5	—	—	(57.0)	127.0
Noninterest Expense	1,416.7	1,314.9	801.6	766.4	20.0	21.2	2,238.3	2,102.5
Income before Income Taxes(1)	422.9	412.1	606.5	494.9	(32.1)	(26.9)	997.3	880.1
Provision for Income Taxes(1)	103.1	91.2	159.0	121.7	(8.0)	(6.7)	254.1	206.2
Net Income	$319.8	$320.9	$447.5	$373.2	$(24.1)	$(20.2)	$743.2	$673.9
Percentage of Consolidated Net Income	43%	48%	60%	55%	(3)%	(3)%	100%	100%
Average Assets	$119,820.7	$99,910.1	$33,960.1	$31,560.5	$—	$—	$153,780.8	$131,470.6
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $14.9 million for 2021 and $15.8 million for 2020.

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
As of June 30, 2021, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of June 30, 2021, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2021 and December 31, 2020 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2021, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2021 and December 31, 2020 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on April 1, 2020, at a rate per annum equal to 4.70%. On April 20, 2021, the Corporation declared cash dividends of $293.75 per share of Series E Preferred Stock payable on July 1, 2021, to stockholders of record as of June 15, 2021.
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
On June 25, 2020, the Federal Reserve Board imposed restrictions that were designed to cause large bank holding companies to preserve capital, including suspending share repurchases, capping dividend payments, and only allowing common stock dividends according to a formula based on recent income. On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. In the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. During the current quarter, the Corporation repurchased 252,304 shares of common stock, including 1,480 shares withheld related to share-based compensation, at a total cost of $30.2 million ($119.59 average price per share). For the six months ended June 30, 2021, the Corporation repurchased 1,651,977 shares of common stock, including 367,177 shares withheld related to share-based compensation, at a total cost of $165.8 million ($100.38 average price per share). On June 24, 2021, the Federal Reserve Board released the results of the annual bank stress tests and announced the additional capital distribution restrictions that were put in place in response to the COVID-19 pandemic would expire on June 30, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2021 and 2020, and changes during the three and six months then ended.
TABLE 64: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2021	$272.1	$(8.4)	$149.7	$(347.5)	$65.9
Net Change	100.9	3.0	2.1	22.8	128.8
Balance at June 30, 2021	$373.0	$(5.4)	$151.8	$(324.7)	$194.7
(1) The balance at June 30, 2021 includes after-tax net unamortized gains of $104.4 million related to AFS debt securities that have been transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(268.8)	(2.2)	7.1	30.6	(233.3)
Balance at June 30, 2021	$373.0	$(5.4)	$151.8	$(324.7)	$194.7
(1) The balance at June 30, 2021 includes after-tax net unamortized gains of $104.4 million related to AFS debt securities that have been transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.

	THREE MONTHS ENDED JUNE 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2020	$313.7	$3.6	$143.5	$(415.8)	$45.0
Net Change	318.1	(3.3)	2.0	8.6	325.4
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4
(1)    Includes net unrealized gains on debt securities transferred from AFS to HTM during the period ended June 30, 2020.

	SIX MONTHS ENDED JUNE 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	517.8	4.0	27.7	15.6	565.1
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4
(1)    Includes net unrealized gains on debt securities transferred from AFS to HTM during the period ended June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 65: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2021			2020
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$149.9	$(37.3)	$112.6	$424.6	$(106.4)	$318.2
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	(15.6)	3.9	(11.7)	—	—	—
Net Gains on Debt Securities(2)	—	—	—	(0.1)	—	(0.1)
Net Change	$134.3	$(33.4)	$100.9	$424.5	$(106.4)	$318.1
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$4.2	$(1.1)	$3.1	$(1.8)	$0.4	$(1.4)
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(0.2)	0.1	(0.1)	(2.5)	0.6	(1.9)
Net Change	$4.0	$(1.0)	$3.0	$(4.3)	$1.0	$(3.3)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$10.1	$0.8	$10.9	$50.7	$(7.5)	$43.2
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.4	(0.2)	0.2	0.1	—	0.1
Net Investment Hedge Gains (Losses)	(12.1)	3.1	(9.0)	(55.0)	13.7	(41.3)
Net Change	$(1.6)	$3.7	$2.1	$(4.2)	$6.2	$2.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains	$(0.4)	$0.9	$0.5	$0.5	$—	$0.5
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	29.9	(7.3)	22.6	10.7	(2.6)	8.1
Amortization of Prior Service Cost	(0.3)	—	(0.3)	—	—	—
Net Change	$29.2	$(6.4)	$22.8	$11.2	$(2.6)	$8.6
Total Net Change	$165.9	$(37.1)	$128.8	$427.2	$(101.8)	$325.4

SIX MONTHS ENDED JUNE 30,	2021			2020
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(346.6)	$89.5	$(257.1)	$691.4	$(173.5)	$517.9
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	(15.6)	3.9	(11.7)	—	—	—
Net Gains on Debt Securities(2)	—	—	—	(0.1)	—	(0.1)
Net Change	$(362.2)	$93.4	$(268.8)	$691.3	$(173.5)	$517.8
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$1.7	$(0.4)	$1.3	$11.5	$(2.9)	$8.6
Interest Rate Contracts	—	—	—	0.4	(0.1)	0.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(4.7)	1.2	(3.5)	(6.5)	1.6	(4.9)
Net Change	$(3.0)	$0.8	$(2.2)	$5.4	$(1.4)	$4.0
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(47.2)	$1.3	$(45.9)	$(39.1)	$2.1	$(37.0)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.2	(0.1)	0.1	(0.5)	0.1	(0.4)
Net Investment Hedge Gains (Losses)	70.6	(17.7)	52.9	87.7	(22.6)	65.1
Net Change	$23.6	$(16.5)	$7.1	$48.1	$(20.4)	$27.7
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(1.7)	$1.2	$(0.5)	$(0.8)	$0.1	$(0.7)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	41.8	(10.2)	31.6	21.6	(5.2)	16.4
Amortization of Prior Service Cost	(0.6)	0.1	(0.5)	(0.1)	—	(0.1)
Net Change	$39.5	$(8.9)	$30.6	$20.7	$(5.1)	$15.6
Total Net Change	$(302.1)	$68.8	$(233.3)	$765.5	$(200.4)	$565.1
(1) The before-tax reclassification adjustment out of AOCI is related to the amortization of unrealized gains (losses) on AFS debt securities that were transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.
(2) The before-tax reclassification adjustment out of AOCI related to the realized gains (losses) on AFS debt securities is recorded in Investment Security Gains (Losses), net on the consolidated statements of income.
(3) See Note 22 — Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(4) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 13 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 66: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2021	2020	2021	2020
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,369,188	208,068,635	208,241,714	208,474,883
Net Income	$368.1	$313.3	$743.2	$673.9
Less: Dividends on Preferred Stock	4.7	4.8	20.9	35.3
Net Income Applicable to Common Stock	363.4	308.5	722.3	638.6
Less: Earnings Allocated to Participating Securities	3.2	3.4	6.9	7.3
Earnings Allocated to Common Shares Outstanding	360.2	305.1	715.4	631.3
Basic Net Income Per Common Share	$1.73	$1.47	$3.44	$3.03
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,369,188	208,068,635	208,241,714	208,474,883
Plus: Dilutive Effect of Share-based Compensation	768,902	499,722	801,084	717,707
Average Common and Potential Common Shares	209,138,090	208,568,357	209,042,798	209,192,590
Earnings Allocated to Common and Potential Common Shares	$360.2	$305.2	$715.4	$631.3
Diluted Net Income Per Common Share	1.72	1.46	3.42	3.02
Note:    For the three and six months ended June 30, 2021 and 2020, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 67: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$479.2	$397.7	$948.9	$815.3
Investment Management and Advisory	521.2	485.4	1,037.6	995.9
Securities Lending	19.5	27.4	37.8	50.9
Other	55.5	51.0	114.8	103.0
Total Trust, Investment and Other Servicing Fees	$1,075.4	$961.5	$2,139.1	$1,965.1
Other Noninterest Income
Foreign Exchange Trading Income	$70.6	$71.3	$149.3	$160.2
Treasury Management Fees	11.3	11.4	22.5	22.4
Security Commissions and Trading Income	33.0	33.2	67.8	74.9
Other Operating Income	54.4	56.5	109.3	90.9
Investment Security Gains, net	—	0.1	—	0.1
Total Other Noninterest Income	$169.3	$172.5	$348.9	$348.5
Total Noninterest Income	$1,244.7	$1,134.0	$2,488.0	$2,313.6
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2021, revenue from contracts with clients also includes $27.2 million of the $33.0 million total Security Commissions and Trading Income and $12.7 million of the $54.4 million total Other Operating Income. For the six months ended June 30, 2021, revenue from contracts with clients also includes $55.9 million of the $67.8 million total Security Commissions and Trading Income and $25.5 million of the $109.3 million total Other Operating Income.
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
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2021 and December 31, 2020.
TABLE 68: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2021	DECEMBER 31, 2020
Trust Fees Receivable, net(1)	$916.9	$819.3
Other	119.0	116.5
Total Client Receivables	$1,035.9	$935.8
(1) Trust Fees Receivable is net of a $8.0 million and $7.2 million fee receivable allowance as of June 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Net Interest Income
The components of Net Interest Income were as follows:
TABLE 69: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Interest Income
Loans and Leases	$172.2	$189.1	$344.2	$439.3
Securities — Taxable	165.7	208.4	339.6	449.5
— Non-Taxable(1)	0.4	0.3	0.8	0.8
Interest-Bearing Due from and Deposits with Banks(2)	2.7	4.5	5.1	17.3
Federal Reserve and Other Central Bank Deposits and Other	2.1	4.0	3.3	28.6
Total Interest Income	$343.1	$406.3	$693.0	$935.5
Interest Expense
Deposits	$(14.8)	$(0.7)	$(28.2)	$60.2
Federal Funds Purchased	(0.5)	—	(0.4)	2.0
Securities Sold Under Agreements to Repurchase	—	—	—	1.0
Other Borrowings	3.2	6.4	6.7	35.6
Senior Notes	13.8	20.0	27.5	37.9
Long-Term Debt	5.3	7.0	10.6	15.4
Floating Rate Capital Debt	0.5	1.5	1.1	3.2
Total Interest Expense	$7.5	$34.2	$17.3	$155.3
Net Interest Income	$335.6	$372.1	$675.7	$780.2
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 16 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 70: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Loan Service Fees	$17.8	$11.8	$33.2	$23.7
Banking Service Fees	12.5	10.9	25.2	22.3
Other Income	24.1	33.8	50.9	44.9
Total Other Operating Income	$54.4	$56.5	$109.3	$90.9
For the three months ended June 30, 2021, Other Operating Income decreased compared to the prior-year quarter, primarily due to a prior-year quarter market value adjustment for a seed capital investment and lower miscellaneous income, partially offset by higher banking and credit-related service charges. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense.
For the six months ended June 30, 2021, Other Operating Income increased primarily due to higher banking and credit-related service charges, higher miscellaneous income and a prior-year period market value adjustment for a seed capital investment, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense in Other Operating Expense.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 71: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2021	2020	2021	2020
Business Promotion	$8.9	$7.9	$16.8	$26.7
Staff Related	9.8	12.2	16.6	8.7
FDIC Insurance Premiums	4.1	2.9	7.7	5.4
Other Intangibles Amortization	3.9	4.2	8.2	8.3
Other Expenses	40.8	58.6	89.9	98.5
Total Other Operating Expense	$67.5	$85.8	$139.2	$147.6
For the three months ended June 30, 2021, Other Operating Expense decreased compared to the prior-year quarter, primarily due to lower miscellaneous expenses, including account servicing activities, mutual fund co-administration fees, and supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in noninterest income.
For the six months ended June 30, 2021, Other Operating Expense decreased compared to the prior-year period, primarily due to lower miscellaneous expenses and business promotion, partially offset by higher supplemental compensation plan expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three and six months ended June 30, 2021 and 2020.
TABLE 72: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$13.2	$11.8	$26.4	$23.6
Interest Cost	9.8	10.8	19.6	21.6
Expected Return on Plan Assets	(20.1)	(19.2)	(40.2)	(38.4)
Amortization
Net Actuarial Loss	9.4	8.8	18.8	17.6
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)
Settlement Expense	17.6	—	17.6	—
Net Periodic Pension Expense	$29.8	$12.1	$42.0	$24.2

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$0.6	$0.5	$1.1	$1.0
Interest Cost	0.5	0.7	1.1	1.4
Expected Return on Plan Assets	(0.7)	(0.8)	(1.3)	(1.5)
Amortization
Net Actuarial Loss	0.2	0.3	0.5	0.6
Prior Service Cost	0.1	—	0.1	—
Settlement Expense	0.7	—	0.9	0.2
Net Periodic Pension Expense	$1.4	$0.7	$2.4	$1.7

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$1.3	$1.1	$2.6	$2.2
Interest Cost	1.0	1.2	1.9	2.4
Amortization
Net Actuarial Loss	2.0	1.8	4.1	3.6
Prior Service Cost	—	0.1	—	0.1
Net Periodic Pension Expense	$4.3	$4.2	$8.6	$8.3

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$—	$—	$—	$—
Interest Cost	0.1	0.2	0.2	0.4
Amortization
Net Actuarial (Gain)	—	(0.2)	(0.1)	(0.4)
Prior Service Cost	(0.3)	—	(0.5)	—
Net Periodic Postretirement Expense	$(0.2)	$—	$(0.4)	$—
Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. As of June 30, 2021, Northern Trust recognized settlement charges of $17.6 million related to its U.S. Qualified Plan as in the second quarter of 2021 it became probable that total lump-sum payments in 2021 would exceed the settlement threshold of the sum of annual service and interest cost. The settlement charge represents the pro rata amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation.
The application of settlement accounting required an interim remeasurement of the U.S. Qualified Plan as of quarter-end. Northern Trust utilized a discount rate of 3.05% based on the established discount rate methodology and an expected rate of return of 5.25%. The remeasurement and the recognition of settlement charges decreased the Projected Benefit Obligation of the U.S Qualified Plan by $74.5 million from $1,470.6 million as of December 31, 2020 to $1,396.1 million as of June 30, 2021, resulting in an overall change of a $7.1 million decrease to the net funded status of the U.S. Qualified Plan.

Notes to Consolidated Financial Statements (unaudited) (continued)

The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2021 and 2020, respectively, and $6.7 million and $10.6 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2021 and 2020, respectively.
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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2021 and 2020.
TABLE 73: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2021	2020	2021	2020
Restricted Stock Unit Awards	$15.2	$13.4	$53.6	$54.1
Stock Options	—	0.1	—	0.3
Performance Stock Units	3.6	1.6	15.7	14.5
Total Share-Based Compensation Expense	18.8	15.1	69.3	68.9
Tax Benefits Recognized	$4.7	$3.8	$17.4	$17.2
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of June 30, 2021 and December 31, 2020, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $903.8 million and $919.6 million, respectively, of which $860.0 million and $874.0 million are VIEs as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $266.3 million and $351.6 million, respectively, of which $250.5 million

Notes to Consolidated Financial Statements (unaudited) (continued)

and $335.9 million related to undrawn commitments on VIEs as of June 30, 2021 and December 31, 2020, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $23.1 million and $22.4 million for the three months ended June 30, 2021 and 2020, respectively, and $46.1 million and $38.7 million for the six months ended June 30, 2021 and 2020, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $79.2 million of money market mutual fund fees for the three months ended June 30, 2021 and $130.0 million for the six months ended June 30, 2021 related to the low-interest-rate environment and certain competitive factors. Northern Trust voluntarily waived $0.3 million of money market mutual fund fees for the three and six months ended June 30, 2020. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2021, and December 31, 2020, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2021 and December 31, 2020.
TABLE 74: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2021			DECEMBER 31, 2020
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$9,676.4	$18,209.5	$27,885.9	$11,260.5	$17,678.0	$28,938.5
Standby Letters of Credit and Financial Guarantees(2)	1,284.9	402.9	1,687.8	1,228.1	763.5	1,991.6
Commercial Letters of Credit	62.1	—	62.1	54.6	—	54.6
Custody Securities Lent with Indemnification	175,509.6	—	175,509.6	157,478.0	—	157,478.0
Total Off-Balance Sheet Financial Instruments	$186,533.0	$18,612.4	$205,145.4	$170,021.2	$18,441.5	$188,462.7
(1) These amounts exclude $342.5 million and $384.7 million of commitments participated to others at June 30, 2021 and December 31, 2020, respectively.
(2) These amounts include $33.3 million and $24.2 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2021 and December 31, 2020, respectively.
Undrawn Commitments generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Commercial Letters of Credit are instruments issued by Northern Trust on behalf of its clients that authorize a third party (the beneficiary) to draw drafts up to a stipulated amount under the specified terms and conditions of the agreement and other similar instruments. Commercial letters of credit are issued primarily to facilitate international trade.
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2021 and December 31, 2020 subject to indemnification was $175.5 billion and $157.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2021 or December 31, 2020, related to these indemnifications.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2021, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of June 30, 2021 and December 31, 2020.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2021 and December 31, 2020.
TABLE 75: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2021			DECEMBER 31, 2020
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,507.2	$8.9	$7.2	$4,717.6	$8.2	$10.2
Cash Flow Hedges	—	—	—	50.0	0.1	—
Foreign Exchange Contracts
Cash Flow Hedges	2,131.5	80.8	16.1	6,554.4	15.4	104.0
Net Investment Hedges	3,802.5	65.8	11.9	3,480.3	0.1	207.7
Total Derivatives Designated as Hedging under GAAP	$10,441.2	$155.5	$35.2	$14,802.3	$23.8	$321.9
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$95.0	$0.7	$0.2	$67.7	$0.1	$0.1
Other Financial Derivatives(3)	796.8	—	38.4	745.4	—	35.3
Total Non-Designated Risk Management Derivatives	$891.8	$0.7	$38.6	$813.1	$0.1	$35.4
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$308,510.8	$2,461.6	$2,378.1	$320,563.4	$4,245.1	$4,410.7
Interest Rate Contracts	10,763.9	198.5	99.0	10,573.3	289.2	114.8
Total Client-Related and Trading Derivatives	$319,274.7	$2,660.1	$2,477.1	$331,136.7	$4,534.3	$4,525.5
Total Derivatives Not Designated as Hedging under GAAP	$320,166.5	$2,660.8	$2,515.7	$331,949.8	$4,534.4	$4,560.9
Total Gross Derivatives	$330,607.7	$2,816.3	$2,550.9	$346,752.1	$4,558.2	$4,882.8
Less: Netting(4)		886.8	2,088.3		3,507.8	2,817.1
Total Derivative Financial Instruments		$1,929.5	$462.6		$1,050.4	$2,065.7
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six-month periods ended June 30, 2021 and 2020. Changes in the fair value of the derivative

Notes to Consolidated Financial Statements (unaudited) (continued)

instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Northern Trust enters into foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign- currency-denominated transactions and foreign-currency-denominated debt securities. Northern Trust also enters into interest rate contracts to hedge changes in cash flows due to movements in interest rates of AFS debt securities. The change in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three- and six-month periods ended June 30, 2021 and 2020, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $6.0 million and gains of $72.0 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. As of June 30, 2021, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six-month periods ended June 30, 2021 and 2020.
TABLE 76: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020
Total amounts on the consolidated statements of income	$343.1	$406.3	$7.5	$34.2	$54.4	$56.5
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(0.5)	(14.7)	31.9	4.6	—	—
Recognized on hedged items	0.5	14.7	(31.9)	(4.6)	—	—
Amounts related to interest settlements on derivatives	(2.0)	3.1	24.5	11.5	—	—
Total gains (losses) recognized on fair value hedges	$(2.0)	$3.1	$24.5	$11.5	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$2.7	$2.5	$—	$—	$(2.5)	$(0.1)
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	0.1	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$2.7	$2.6	$—	$—	$(2.5)	$(0.1)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
SIX MONTHS ENDED JUNE 30,	2021	2020	2021	2020	2021	2020
Total amounts on the consolidated statements of income	$693.0	$935.5	$17.3	$155.3	$109.3	$90.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	17.9	(90.7)	(111.0)	155.0	—	—
Recognized on hedged items	(17.9)	90.7	111.0	(155.0)	—	—
Amounts related to interest settlements on derivatives	(3.6)	2.6	31.5	8.6	—	—
Total gains (losses) recognized on fair value hedges	$(3.6)	$2.6	$31.5	$8.6	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$8.2	$6.6	$—	$—	$(3.5)	$(0.2)
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	0.1	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$8.2	$6.7	$—	$—	$(3.5)	$(0.2)

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2021 and December 31, 2020.
TABLE 77: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2021		DECEMBER 31, 2020
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,797.6	$31.8	$2,075.1	$48.8
Senior Notes and Long-Term Subordinated Debt	2,745.4	110.3	2,745.1	221.5
Total	$4,543.0	$142.1	$4,820.2	$270.3
(1)    The cumulative hedge accounting basis adjustment includes $10.0 million related to discontinued hedging relationships of AFS debt securities as of June 30, 2021. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2021.
(2)    The cumulative hedge accounting basis adjustment includes $10.4 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2020. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2020.
(3)    Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $12.1 million and $55.0 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2021 and 2020, respectively. Net investment hedge gains of $70.6 million and $87.7 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2021 and 2020, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 for derivative instruments not designated as hedges under GAAP.
TABLE 78: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2021	2020	2021	2020
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$2.9	$(0.5)	$3.0	$(0.4)
Other Financial Derivatives(1)	Other Operating Income	(8.5)	(8.6)	(12.1)	(5.7)
Gains (Losses) from non-designated risk management derivatives		$(5.6)	$(9.1)	$(9.1)	$(6.1)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$70.6	$71.3	$149.3	$160.2
Interest Rate Contracts	Security Commissions and Trading Income	2.8	5.2	5.8	16.2
Gains (Losses) from client-related and trading derivatives		$73.4	$76.5	$155.1	$176.4
Total gains (losses) from derivatives not designated as hedging under GAAP		$67.8	$67.4	$146.0	$170.3
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
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2021 and December 31, 2020.
TABLE 79: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(3)	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,796.6	$884.1	$912.5	$14.9	$897.6
Interest Rate Swaps OTC	204.9	2.7	202.2	—	202.2
Interest Rate Swaps Exchange Cleared	2.5	—	2.5	—	2.5
Total Derivatives Subject to a Master Netting Arrangement	2,004.0	886.8	1,117.2	14.9	1,102.3
Total Derivatives Not Subject to a Master Netting Arrangement	812.3	—	812.3	—	812.3
Total Derivatives	2,816.3	886.8	1,929.5	14.9	1,914.6
Securities Purchased under Agreements to Resell(2)	$947.8	$—	$947.8	$947.8	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(3)	NET AMOUNT(4)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,799.7	$3,505.3	$294.4	$0.9	$293.5
Interest Rate Swaps OTC	295.9	2.5	293.4	—	293.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	4,097.2	3,507.8	589.4	0.9	588.5
Total Derivatives Not Subject to a Master Netting Arrangement	461.0	—	461.0	—	461.0
Total Derivatives	4,558.2	3,507.8	1,050.4	0.9	1,049.5
Securities Purchased under Agreements to Resell	$1,596.5	$—	$1,596.5	$1,596.5	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.5 billion and $7.3 billion as of June 30, 2021 and December 31, 2020, respectively.
(2)Including cash collateral received from counterparties.
(3)Including financial assets accepted as collateral which are received from counterparties.
(4)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2021 and December 31, 2020.
TABLE 80: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(3)	NET AMOUNT(4)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,132.6	$2,021.1	$111.5	$0.9	$110.6
Interest Rate Swaps OTC	106.2	67.2	39.0	—	39.0
Other Financial Derivatives	38.4	—	38.4	—	38.4
Total Derivatives Subject to a Master Netting Arrangement	2,277.2	2,088.3	188.9	0.9	188.0
Total Derivatives Not Subject to a Master Netting Arrangement	273.7	—	273.7	—	273.7
Total Derivatives	2,550.9	2,088.3	462.6	0.9	461.7
Securities Sold under Agreements to Repurchase(2)	$529.1	$—	$529.1	$529.1	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(2)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(3)	NET AMOUNT(4)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,577.7	$2,718.6	$859.1	$0.5	$858.6
Interest Rate Swaps OTC	125.0	98.5	26.5	—	26.5
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.3	—	35.3	—	35.3
Total Derivatives Subject to a Master Netting Arrangement	3,738.0	2,817.1	920.9	0.5	920.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,144.8	—	1,144.8	—	1,144.8
Total Derivatives	4,882.8	2,817.1	2,065.7	0.5	2,065.2
Securities Sold under Agreements to Repurchase	$39.8	$—	$39.8	$39.8	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.6 billion and $3.5 billion as of June 30, 2021 and December 31, 2020, respectively.
(2)Including cash collateral deposited with counterparties.
(3)Including financial assets accepted as collateral which are deposited with counterparties.
(4)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Additional cash collateral received from and deposited with derivative counterparties totaling $113.8 million and $187.5 million, respectively, as of June 30, 2021, and $111.0 million and $49.0 million, respectively, as of December 31, 2020, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $580.9 million and $1,648.2 million at June 30, 2021 and December 31, 2020, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $567.6 million and $1,044.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2021 and December 31, 2020, of $13.3 million and $604.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2021, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2021, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2021.
TABLE 81: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2021	—	$—	—	5,453,671
May 1 - 31, 2021	111,470	119.96	111,470	5,342,201
June 1 - 30, 2021	139,354	119.33	139,354	5,202,847
Total (Second Quarter)	250,824	$119.61	250,824	5,202,847
On July 17, 2018, the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulation permits. On June 24, 2021, the Federal Reserve Board released the results of the annual bank stress tests and announced the additional capital distribution restrictions that were put in place in response to the COVID-19 pandemic would expire on June 30, 2021. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 27, 2021	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 27, 2021	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)