Form 10-Q
period 2021-09-30
NORTHERN TRUST CORP
filed 2021-10-26
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At September 30, 2021, 207,661,247 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	35
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders’ Equity	37
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	40
Item 4: Controls and Procedures	87

Part II – Other Information
Item 1: Legal Proceedings	88
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 6: Exhibits	88

Signatures	89
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2021	2020	% CHANGE(1)	2021	2020	% CHANGE(1)
Noninterest Income	$1,287.4	$1,156.5	11%	$3,775.4	$3,470.1	9%
Net Interest Income	346.4	328.6	5	1,022.1	1,108.8	(8)
Total Revenue	1,633.8	1,485.1	10	4,797.5	4,578.9	5
Provision for Credit Losses	(13.0)	0.5	N/M	(70.0)	127.5	N/M
Noninterest Expense	1,128.7	1,094.7	3	3,367.0	3,197.2	5
Income before Income Taxes	518.1	389.9	33	1,500.5	1,254.2	20
Provision for Income Taxes	122.4	95.4	28	361.6	285.8	27
Net Income	$395.7	$294.5	34%	$1,138.9	$968.4	18%

PER COMMON SHARE
Net Income — Basic	$1.81	$1.32	37%	$5.24	$4.35	21%
— Diluted	1.80	1.32	37	5.22	4.34	20
Cash Dividends Declared Per Common Share	0.70	0.70	—	2.10	2.10	—
Book Value — End of Period (EOP)	53.04	51.38	3	53.04	51.38	3
Market Price — EOP	107.81	77.97	38	107.81	77.97	38

SELECTED BALANCE SHEET DATA ($ In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020	% CHANGE(1)
End of Period:
Total Assets	$169,085.7	$170,003.9	(1)%
Earning Assets	155,897.4	158,531.6	(2)
Deposits	141,924.6	143,878.0	(1)
Stockholders’ Equity	11,898.8	11,688.3	2

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	% CHANGE(1)	2021	2020	% CHANGE(1)
Average Balances:
Total Assets	$156,452.8	$140,925.4	11%	$154,681.3	$134,645.2	15%
Earning Assets	143,953.4	129,368.0	11	142,201.1	121,748.2	17
Deposits	129,795.4	112,844.7	15	128,082.2	106,290.9	21
Stockholders’ Equity	11,852.9	11,402.9	4	11,648.2	11,078.3	5

CLIENT ASSETS ($ In Billions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020	% CHANGE(1)
Assets Under Custody/Administration(2)	$15,776.2	$14,532.5	9%
Assets Under Custody	12,246.5	11,262.8	9
Assets Under Management	1,532.4	1,405.3	9
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Financial Ratios:
Return on Average Common Equity	13.7%	10.5%	13.7%	12.0%
Return on Average Assets	1.00	0.83	0.98	0.96
Dividend Payout Ratio	38.9	53.0	40.2	48.4
Net Interest Margin(1)	0.98	1.03	0.99	1.24

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.9%	13.0%	12.8%	13.4%	N/A	4.5%
Tier 1 Capital	12.9	14.1	13.9	14.5	6.0	6.0
Total Capital	14.3	15.4	15.6	15.9	10.0	8.0
Tier 1 Leverage	7.1	7.1	7.6	7.6	N/A	4.0
Supplementary Leverage	N/A	8.4	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.5%	13.8%	13.0%	13.8%	6.5%	4.5%
Tier 1 Capital	12.5	13.8	13.0	13.8	8.0	6.0
Total Capital	13.7	14.9	14.5	15.0	10.0	8.0
Tier 1 Leverage	6.8	6.8	7.0	7.0	5.0	4.0
Supplementary Leverage	N/A	8.1	N/A	7.7	3.0	3.0
(1)    Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 32.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the third quarter of 2021. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2020. Investors also should read the section entitled “Forward-Looking Statements.”
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
COVID-19 Pandemic
During the COVID-19 pandemic, Northern Trust has remained focused on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities. The majority of Northern Trust’s workforce continues to work remotely and the Corporation continues to adjust its response to the pandemic as needed. The timing of any return to the office (RTO) will be driven by the operational, business, and client needs of each location, and will be guided by health and safety guidelines. Given the recent trend of the virus, a broader RTO that had been planned for the third quarter of 2021 has been delayed indefinitely.
During the pandemic, Northern Trust offered assistance to affected clients by lending under a government lending program and providing payment deferrals. In addition, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as troubled debt restructuring from such classification. Northern Trust elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. Both of these assistance measures have declined since the start of the pandemic. For further information, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Overview of Financial Results
Net Income per diluted common share increased in the current quarter to $1.80 from $1.32 in the third quarter of 2020. Net Income increased $101.2 million, or 34%, to $395.7 million in the current quarter from $294.5 million in the prior-year quarter. Annualized return on average common equity was 13.7% in the current quarter and 10.5% in the prior-year quarter. The annualized return on average assets was 1.00% in the current quarter as compared to 0.83% in the prior-year quarter.
Revenue increased $148.7 million, or 10%, to $1.63 billion in the current quarter from $1.49 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees increased $107.2 million, or 11%, from $1.00 billion in the prior-year quarter to $1.11 billion in the current quarter, primarily due to favorable markets, new business, and favorable currency translation, partially offset by higher money market mutual fund fee waivers.
Other Noninterest Income increased $23.7 million, or 16%, from $152.7 million in the prior-year quarter to $176.4 million in the current quarter, primarily reflecting higher Security Commissions and Trading Income and Other Operating Income.
Net Interest Income increased $17.8 million, or 5%, to $346.4 million in the current quarter as compared to $328.6 million in the prior-year quarter, primarily due to higher average earning assets, partially offset by a lower net interest margin.
There was a $13.0 million release of credit reserves in the current quarter, as compared to a provision of $0.5 million in the prior-year quarter. The current quarter release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. Decreases in the collective basis reserve were primarily in the commercial and institutional and commercial real estate portfolios.
Noninterest Expense increased $34.0 million, or 3%, from $1.09 billion in the prior-year quarter to $1.13 billion in the current quarter, primarily attributable to higher Compensation, Outside Services, Equipment and Software expense, and Employee Benefits, offset by lower Other Operating Expense.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
The Provision for Income Taxes in the current quarter totaled $122.4 million, representing an effective tax rate of 23.6%. The Provision for Income Taxes in the prior-year quarter totaled $95.4 million, representing an effective tax rate of 24.5%. The effective tax rate decreased compared to the prior-year quarter primarily due to an increase in allocated tax credits related to community development projects and a lower net tax impact from international operations.
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low-interest-rate environments have historically had a negative impact on fees earned on certain products. Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $76.7 million and $5.4 million of money market mutual fund fees for the three months ended September 30, 2021 and 2020, respectively. These fee waivers, which are impacted by the level of yields earned and account balances in certain funds, are expected to continue in the current low-interest-rate environment as the yields in these funds remain insufficient to pay the stated fees associated with such funds. This is expected to adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$460.2	$395.0	$65.2	17%
Investment Management	113.6	136.8	(23.2)	(17)
Securities Lending	20.2	19.7	0.5	2
Other	36.2	33.4	2.8	8
Total C&IS Trust, Investment and Other Servicing Fees	$630.2	$584.9	$45.3	8%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$178.8	$151.1	$27.7	18%
East	130.2	110.9	19.3	17
West	97.0	84.7	12.3	15
Global Family Office	74.8	72.2	2.6	4
Total Wealth Management Trust, Investment and Other Servicing Fees	$480.8	$418.9	$61.9	15%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,111.0	$1,003.8	$107.2	11%
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
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets and new business. Investment Management fees decreased from the prior-year quarter, primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income increased from the prior-year quarter, primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED SEPTEMBER 30,			AS OF SEPTEMBER 30,
	2021	2020	CHANGE	2021	2020	CHANGE
S&P 500	4,420	3,316	33%	4,308	3,363	28%
MSCI EAFE (U.S. dollars)	2,337	1,871	25	2,281	1,855	23
MSCI EAFE (local currency)	1,326	1,068	24	1,315	1,057	24
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF SEPTEMBER 30,
	2021	2020	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,355	2,376	(1)%
Barclays Capital Global Aggregate Bond Index	536	541	(1)
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2020	CHANGE Q3-21/Q2-21	CHANGE Q3-21/Q3-20
($ In Billions)
Corporate & Institutional Services	$14,800.2	$14,754.1	$12,263.2	—%	21%
Wealth Management	976.0	973.0	814.4	—	20
Total Assets Under Custody / Administration	$15,776.2	$15,727.1	$13,077.6	—%	21%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2020	CHANGE Q3-21/Q2-21	CHANGE Q3-21/Q3-20
($ In Billions)
Corporate & Institutional Services	$11,283.6	$11,260.8	$9,312.2	—%	21%
Wealth Management	962.9	967.8	810.4	—	19
Total Assets Under Custody	$12,246.5	$12,228.6	$10,122.6	—%	21%
Consolidated assets under custody increased from the prior quarter, primarily reflecting the impact of net inflows and favorable markets, partially offset by unfavorable currency translation. Consolidated assets under custody increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets, net inflows and favorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	SEPTEMBER 30, 2021			JUNE 30, 2021			SEPTEMBER 30, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	47%	62%	48%	47%	64%	48%	44%	60%	44%
Fixed Income Securities	35	14	33	35	14	33	37	16	36
Cash and Other Assets	16	24	17	16	22	17	17	24	18
Securities Lending Collateral	2	—	2	2	—	2	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2020	CHANGE Q3-21/Q2-21	CHANGE Q3-21/Q3-20
Equities	$5,899.5	$5,951.0	$4,532.2	(1)%	30%
Fixed Income Securities	4,046.5	4,029.6	3,614.6	—	12
Cash and Other Assets	2,092.4	2,048.7	1,802.9	2	16
Securities Lending Collateral	208.1	199.3	172.9	4	20
Total Assets Under Custody	$12,246.5	$12,228.6	$10,122.6	—%	21%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2020	CHANGE Q3-21/Q2-21	CHANGE Q3-21/Q3-20
($ In Billions)
Corporate & Institutional Services	$1,159.5	$1,168.3	$993.2	(1)%	17%
Wealth Management	372.9	371.1	318.5	—	17
Total Assets Under Management	$1,532.4	$1,539.4	$1,311.7	—%	17%
Consolidated assets under management decreased compared to the prior quarter, primarily reflecting unfavorable markets and currency translation, partially offset by net inflows. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting favorable markets and net inflows.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	SEPTEMBER 30, 2021			JUNE 30, 2021			SEPTEMBER 30, 2020
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	51%	57%	53%	53%	57%	54%	50%	49%	50%
Fixed Income Securities	11	22	14	11	22	14	12	26	15
Cash and Other Assets	20	21	19	19	21	19	21	25	22
Securities Lending Collateral	18	—	14	17	—	13	17	—	13
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2020	CHANGE Q3-21/Q2-21	CHANGE Q3-21/Q3-20
Equities	$806.4	$827.8	$648.8	(3)%	24%
Fixed Income Securities	210.6	214.9	201.6	(2)	4
Cash and Other Assets	307.3	297.4	288.4	3	7
Securities Lending Collateral	208.1	199.3	172.9	4	20
Total Assets Under Management	$1,532.4	$1,539.4	$1,311.7	—%	17%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	SEPTEMBER 30, 2021	JUNE 30, 2021	MARCH 31, 2021	DECEMBER 31, 2020	SEPTEMBER 30, 2020
Beginning Balance of AUM	$1,539.4	$1,449.1	$1,405.3	$1,311.7	$1,257.8
Inflows by Product
Equities	82.0	72.0	84.2	52.0	42.6
Fixed Income	16.7	13.1	15.3	18.7	16.4
Cash and Other Assets	183.5	197.2	165.6	188.5	189.9
Securities Lending Collateral	71.2	64.0	74.1	64.2	57.2
Total Inflows	353.4	346.3	339.2	323.4	306.1
Outflows by Product
Equities	(102.1)	(72.9)	(88.4)	(58.1)	(48.3)
Fixed Income	(15.6)	(10.6)	(14.8)	(17.5)	(13.9)
Cash and Other Assets	(170.5)	(184.9)	(163.9)	(203.0)	(195.3)
Securities Lending Collateral	(62.4)	(65.8)	(59.8)	(50.2)	(50.0)
Total Outflows	(350.6)	(334.2)	(326.9)	(328.8)	(307.5)
Net Inflows (Outflows)	2.8	12.1	12.3	(5.4)	(1.4)
Market Performance, Currency & Other
Market Performance & Other	(5.9)	76.7	37.2	91.0	51.4
Currency	(3.9)	1.5	(5.7)	8.0	3.9
Total Market Performance, Currency & Other	(9.8)	78.2	31.5	99.0	55.3
Ending Balance of AUM	$1,532.4	$1,539.4	$1,449.1	$1,405.3	$1,311.7
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
Foreign Exchange Trading Income	$66.4	$61.6	$4.8	8%
Treasury Management Fees	11.2	11.6	(0.4)	(3)
Security Commissions and Trading Income	36.5	26.0	10.5	40
Other Operating Income	62.3	53.5	8.8	17
Investment Security Gains, net	—	—	—	N/M
Total Other Noninterest Income	$176.4	$152.7	$23.7	16%
Foreign Exchange Trading Income increased compared to the prior-year quarter primarily due to higher client volumes.
Securities Commissions and Trading Income increased compared to the prior-year quarter primarily due to higher revenue from interest rate swaps and core brokerage.
Other Operating Income increased compared to the prior-year quarter, primarily driven by distributions from investments in community development projects and higher banking and credit-related service charges, partially offset by lower miscellaneous income. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THIRD QUARTER
	2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$4.2	$40,540.6	0.04%	$1.8	$31,602.3	0.02%
Interest-Bearing Due from and Deposits with Banks(2)	1.9	5,165.4	0.15	2.7	4,816.1	0.23
Federal Funds Sold	—	0.1	0.41	—	2.5	0.43
Securities Purchased under Agreements to Resell	0.8	840.9	0.38	0.9	1,789.8	0.21
Securities
U.S. Government	6.8	2,669.3	1.01	13.2	4,290.9	1.23
Obligations of States and Political Subdivisions	18.1	3,691.0	1.96	12.3	2,319.3	2.12
Government Sponsored Agency	70.3	24,414.0	1.14	88.5	24,027.6	1.46
Other(3)	78.2	28,221.4	1.10	76.0	27,434.3	1.10
Total Securities	173.4	58,995.7	1.17	190.0	58,072.1	1.30
Loans and Leases(4)	181.7	38,410.7	1.87	167.9	33,085.2	2.02
Total Interest-Earning Assets	362.0	143,953.4	1.00	363.3	129,368.0	1.12
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,011.5	—	—	2,293.3	—
Other Noninterest-Earning Assets	—	10,487.9	—	—	9,264.1	—
Total Assets	$—	$156,452.8	—%	$—	$140,925.4	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$3.0	$28,472.3	0.04%	$5.6	$24,305.4	0.09%
Savings Certificates and Other Time	1.2	870.9	0.53	4.0	1,502.1	1.07
Non-U.S. Offices — Interest-Bearing	(20.5)	70,210.8	(0.12)	(13.1)	61,834.9	(0.08)
Total Interest-Bearing Deposits	(16.3)	99,554.0	(0.07)	(3.5)	87,642.4	(0.02)
Federal Funds Purchased	—	165.8	0.09	0.1	275.6	0.04
Securities Sold under Agreements to Repurchase	0.1	293.0	0.06	—	185.3	0.04
Other Borrowings	3.6	5,526.8	0.26	5.0	6,167.8	0.32
Senior Notes	11.7	2,840.7	1.64	19.1	3,666.3	2.08
Long-Term Debt	5.3	1,166.2	1.79	5.7	1,199.0	1.91
Floating Rate Capital Debt	0.5	277.8	0.75	0.4	277.7	0.64
Total Interest-Related Funds	4.9	109,824.3	0.02	26.8	99,414.1	0.11
Interest Rate Spread	—	—	0.98	—	—	1.01
Demand and Other Noninterest-Bearing Deposits	—	30,241.4	—	—	25,202.3	—
Other Noninterest-Bearing Liabilities	—	4,534.2	—	—	4,906.1	—
Stockholders’ Equity	—	11,852.9	—	—	11,402.9	—
Total Liabilities and Stockholders’ Equity	$—	$156,452.8	—%	$—	$140,925.4	—%
Net Interest Income/Margin (FTE Adjusted)	$357.1	$—	0.98%	$336.5	$—	1.03%
Net Interest Income/Margin (Unadjusted)	$346.4	$—	0.95%	$328.6	$—	1.01%
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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED SEPTEMBER 30, 2021/2020
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$0.6	$1.8	$2.4
Interest-Bearing Due from and Deposits with Banks	0.2	(1.0)	(0.8)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	(0.7)	0.6	(0.1)
Securities
U.S. Government	(4.3)	(2.1)	(6.4)
Obligations of States and Political Subdivisions	6.8	(1.0)	5.8
Government Sponsored Agency	1.4	(19.6)	(18.2)
Other	(0.8)	3.0	2.2
Total Securities	3.1	(19.7)	(16.6)
Loans and Leases	36.3	(22.5)	13.8
Total Interest Income	$39.5	$(40.8)	$(1.3)

Interest-Bearing Deposits
Savings, Money Market and Other	$0.8	$(3.4)	$(2.6)
Savings Certificates and Other Time	0.1	(2.9)	(2.8)
Non-U.S. Offices - Interest-Bearing	(1.6)	(5.8)	(7.4)
Total Interest-Bearing Deposits	(0.7)	(12.1)	(12.8)
Federal Funds Purchased	—	(0.1)	(0.1)
Securities Sold under Agreements to Repurchase	0.1	—	0.1
Other Borrowings	(0.5)	(0.9)	(1.4)
Senior Notes	(3.8)	(3.6)	(7.4)
Long-Term Debt	7.2	(7.6)	(0.4)
Floating Rate Capital Debt	—	0.1	0.1
Total Interest Expense	$2.3	$(24.2)	$(21.9)
Increase (Decrease) in Net Interest Income (FTE)	$37.2	$(16.6)	$20.6
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $10.7 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 32. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to higher average earning assets, partially offset by a lower net interest margin. Average earning assets increased from the prior-year quarter, primarily due to higher levels of short-term interest-bearing deposits with banks and loans. Funding of the balance sheet reflected higher levels of client deposits.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily driven by lower average interest rates, partially offset by favorable balance sheet volume and mix shift. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $40.5 billion and increased $8.9 billion, or 28%, from $31.6 billion in the prior-year quarter, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in loans. Average Securities were $59.0 billion and increased $923.6 million, or 2%, from $58.1 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $936.9 million, $160.1 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $56.4 billion in the current quarter and $52.8 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.6 billion in the current quarter and

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
$5.2 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $5.2 billion in the current quarter and $4.8 billion in the prior-year quarter.
Loans and Leases averaged $38.4 billion and increased $5.3 billion, or 16%, from $33.1 billion in the prior-year quarter, primarily reflecting higher levels of private client, commercial real estate, commercial and institutional, non-U.S., and residential real estate loans. Private client loans averaged $14.5 billion and increased $2.8 billion, or 23%, from $11.7 billion for the prior-year quarter. Commercial real estate loans averaged $4.1 billion and increased $795.2 million, or 24%, from $3.3 billion for the prior-year quarter. Commercial and institutional loans averaged $10.8 billion and increased $766.0 million, or 8%, from $10.0 billion for the prior-year quarter. Non-U.S. loans averaged $2.4 billion and increased $764.7 million or 46%, from $1.7 billion for the prior-year quarter. Residential real estate loans averaged $6.2 billion and increased $75.4 million, or 1%, from $6.1 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $12.0 billion, or 14%, to an average of $99.6 billion in the current quarter from $87.6 billion in the prior-year quarter. Other Average Interest-Related Funds decreased $1.5 billion, or 13%, to an average of $10.3 billion in the current quarter from $11.8 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $4.1 billion, or 14%, to $34.1 billion in the current quarter from $30.0 billion in the prior-year quarter, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 71% of total average Interest-Bearing Deposits for the three months ended September 30, 2021.
Provision for Credit Losses
There was a $13.0 million release of credit reserves in the current quarter, as compared to a provision of $0.5 million in the prior-year quarter. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. Decreases in the collective basis reserve were primarily in the commercial and institutional and commercial real estate portfolios.
The provision in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis driven by projected economic conditions at the time, resulting from the ongoing COVID-19 pandemic and related market and economic impacts, with increases in the private client, commercial real estate, and residential real estate portfolios, partially offset by a decrease in the commercial and institutional portfolio. The overall increase in the reserve on a collective basis was partially offset by a decrease in the reserve associated with loans evaluated on an individual basis.
Net recoveries in the current quarter were $1.1 million, reflecting $1.1 million of recoveries and de minimis charge-offs. The prior-year quarter included $0.4 million of net recoveries, reflecting $1.2 million of recoveries and $0.8 million of charge-offs. Nonaccrual assets of $141.2 million increased $42.3 million, or 43%, from $98.9 million at the end of the prior-year quarter.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
Compensation	$496.0	$461.7	$34.3	7%
Employee Benefits	101.7	97.5	4.2	4
Outside Services	210.7	186.0	24.7	13
Equipment and Software	185.2	170.7	14.5	8
Occupancy	53.9	51.8	2.1	4
Other Operating Expense	81.2	127.0	(45.8)	(36)
Total Noninterest Expense	$1,128.7	$1,094.7	$34.0	3%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher incentives.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Employee Benefits expense increased compared to the prior-year quarter, primarily due to a pension settlement charge in the current quarter and higher medical costs.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher third-party advisory fees, technical services costs and sub-custodian expenses.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software support and rental costs and higher amortization.
Other Operating Expense decreased compared to the prior-year quarter, primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses, including lower supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in noninterest income. The account servicing activities in the prior-year quarter included a $43.4 million charge related to a corporate action processing error. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2021 was $122.4 million, representing an effective tax rate of 23.6%, compared to $95.4 million in the prior-year quarter, representing an effective tax rate of 24.5%.
The effective tax rate decreased compared to the prior-year quarter primarily due to an increase in allocated tax credits related to community development projects and a lower net tax impact from international operations.
NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share increased in the current period to $5.22 from $4.34 in the comparable prior-year period. Net income increased $170.5 million, or 18%, to $1.14 billion in the current period from $968.4 million in the prior-year period. Annualized return on average common equity was 13.7% in the current period and 12.0% in the prior-year period. The annualized return on average assets was 0.98% in the current period compared to 0.96% in the prior-year period.
Revenue for the nine months ended September 30, 2021 increased $218.6 million, or 5%, from $4.58 billion in the prior-year period to $4.80 billion in the current period.
Trust, Investment and Other Servicing Fees increased $281.2 million, or 9%, from $2.97 billion in the prior-year period to $3.25 billion in the current period, primarily driven by favorable markets, new business, and currency translation, partially offset by higher money market mutual fund fee waivers.
Other Noninterest Income increased $24.1 million, or 5% from $501.2 million in the prior-year period to $525.3 million in the current period, primarily driven by higher Other Operating Income and Security Commissions and Trading Income, partially offset by lower Foreign Exchange Trading Income.
Net Interest Income decreased $86.7 million, or 8%, to $1.02 billion in the current period from $1.11 billion in the prior-year period, primarily due to lower average interest rates, partially offset by an increase in average earning assets.
There was a $70.0 million release of credit reserves in the current period, as compared to a provision of $127.5 million in the prior-year period.
Noninterest Expense increased $169.8 million, or 5%, from $3.20 billion in the prior-year period to $3.37 billion in the current period, primarily attributable to higher Compensation, Outside Services, Equipment and Software expense and Employee Benefits, partially offset by lower Other Operating Expense and Occupancy.
The Provision for Income Taxes for the nine months ended September 30, 2021 totaled $361.6 million, representing an effective tax rate of 24.1%. The Provision for Income Taxes for the nine months ended September 30, 2020 totaled $285.8 million, representing an effective tax rate of 22.8%. The effective tax rate increased compared to the prior-year period primarily due to lower tax benefits related to share-based compensation, the deferred tax impact of the enacted increase in the UK statutory tax rate, and a prior-year-period tax benefit from dispositions of leveraged leases.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees
Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $206.7 million and $5.7 million of money market mutual fund fees for the nine months ended September 30, 2021 and 2020, respectively. These fee waivers, which are impacted by the level of yields earned and account balances in certain funds, are expected to continue in the current low-interest-rate environment as the yields in these funds remain insufficient to pay the stated fees associated with such funds. This is expected to adversely impact Trust, Investment and Other Servicing Fees within the C&IS and Wealth Management reporting segments.
The components of Trust, Investment and Other Servicing Fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,361.1	$1,166.2	$194.9	17%
Investment Management	330.2	386.0	(55.8)	(14)
Securities Lending	57.9	70.4	(12.5)	(18)
Other	113.0	102.9	10.1	10
Total C&IS Trust, Investment and Other Servicing Fees	$1,862.2	$1,725.5	$136.7	8%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$517.3	$452.6	$64.7	14%
East	376.4	326.6	49.8	15
West	281.6	251.7	29.9	12
Global Family Office	212.6	212.5	0.1	—
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,387.9	$1,243.4	$144.5	12%
Total Consolidated Trust, Investment and Other Servicing Fees	$3,250.1	$2,968.9	$281.2	9%
Corporate & Institutional Services
Custody and Fund Administration fees, the largest component of C&IS fees, increased primarily driven by favorable markets, new business, and favorable currency translation. Investment Management fees decreased primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business. Securities Lending fees decreased primarily driven by lower spreads, partially offset by higher volumes.
Wealth Management
Fee income in the regions (Central, East and West) increased primarily due to favorable markets, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income increased primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income

The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
Foreign Exchange Trading Income	$215.7	$221.8	$(6.1)	(3)%
Treasury Management Fees	33.7	34.0	(0.3)	(1)
Security Commissions and Trading Income	104.3	100.9	3.4	3
Other Operating Income	171.6	144.4	27.2	19
Investment Security Gains, net	—	0.1	(0.1)	N/M
Total Other Noninterest Income	$525.3	$501.2	$24.1	5%
Foreign Exchange Trading Income decreased from the prior-year period, primarily due to lower foreign exchange swap activity in Treasury.
Security Commissions and Trading Income increased from the prior-year period, primarily due to higher core brokerage revenue, partially offset by lower revenue from interest rate swaps.
Other Operating Income increased from the prior-year period, primarily due to higher banking and credit-related service charges, distributions from investments in community development projects, and higher miscellaneous income, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense in Other Operating Expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30,
	2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$5.6	$38,380.9	0.02%	$28.2	$27,258.4	0.14%
Interest-Bearing Due from and Deposits with Banks(2)	7.0	6,117.4	0.15	20.0	5,384.6	0.50
Federal Funds Sold	—	0.2	0.41	—	2.8	1.44
Securities Purchased under Agreements to Resell	2.7	1,131.9	0.32	3.1	1,148.1	0.36
Securities
U.S. Government	20.9	2,740.0	1.02	52.6	4,466.8	1.58
Obligations of States and Political Subdivisions	50.5	3,422.8	1.97	34.0	1,960.5	2.31
Government Sponsored Agency	227.3	24,592.8	1.24	321.6	23,598.8	1.82
Other(3)	228.9	29,501.7	1.04	245.5	24,294.2	1.35
Total Securities	527.6	60,257.3	1.17	653.7	54,320.3	1.61
Loans and Leases(4)	527.0	36,313.4	1.94	609.6	33,634.0	2.42
Total Earning Assets	1,069.9	142,201.1	1.01	1,314.6	121,748.2	1.44
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,340.6	—	—	2,659.8	—
Other Noninterest-Earning Assets	—	10,139.6	—	—	10,237.2	—
Total Assets	$—	$154,681.3	—%	$—	$134,645.2	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$9.7	$27,551.4	0.05%	$43.2	$22,863.2	0.25%
Savings Certificates and Other Time	3.8	897.6	0.56	13.6	1,289.3	1.41
Non-U.S. Offices — Interest-Bearing	(58.0)	69,246.6	(0.11)	(0.1)	59,997.0	—
Total Interest-Bearing Deposits	(44.5)	97,695.6	(0.06)	56.7	84,149.5	0.09
Federal Funds Purchased	(0.4)	254.7	(0.19)	2.1	1,121.3	0.24
Securities Sold under Agreements to Repurchase	0.1	204.5	0.05	1.0	229.9	0.58
Other Borrowings	10.3	5,137.8	0.27	40.6	6,540.8	0.83
Senior Notes	39.2	2,973.0	1.76	57.0	3,206.5	2.37
Long-Term Debt	15.9	1,171.2	1.81	21.1	1,188.7	2.38
Floating Rate Capital Debt	1.6	277.8	0.78	3.6	277.7	1.76
Total Interest-Related Funds	22.2	107,714.6	0.03	182.1	96,714.4	0.25
Interest Rate Spread	—	—	0.98	—	—	1.19
Demand and Other Noninterest-Bearing Deposits	—	30,386.6	—	—	22,141.4	—
Other Liabilities	—	4,931.9	—	—	4,711.1	—
Stockholders’ Equity	—	11,648.2	—	—	11,078.3	—
Total Liabilities and Stockholders’ Equity	$—	$154,681.3	—%	$—	$134,645.2	—%
Net Interest Income/Margin (FTE Adjusted)	$1,047.7	$—	0.99%	$1,132.5	$—	1.24%
Net Interest Income/Margin (Unadjusted)	$1,022.1	$—	0.96%	$1,108.8	$—	1.22%
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

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30, 2021/2020
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$8.5	$(31.1)	$(22.6)
Interest-Bearing Due from and Deposits with Banks	2.4	(15.4)	(13.0)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	—	(0.4)	(0.4)
Securities
U.S. Government	(16.5)	(15.2)	(31.7)
Obligations of States and Political Subdivisions	22.2	(5.7)	16.5
Government Sponsored Agency	12.9	(107.2)	(94.3)
Other	44.5	(61.1)	(16.6)
Total Securities	63.1	(189.2)	(126.1)
Loans and Leases	115.7	(198.3)	(82.6)
Total Interest Income	$189.7	$(434.4)	$(244.7)

Interest-Bearing Deposits
Savings, Money Market and Other	$7.1	$(40.6)	$(33.5)
Savings Certificates and Other Time	0.3	(10.1)	(9.8)
Non-U.S. Offices - Interest-Bearing	—	(57.9)	(57.9)
Total Interest-Bearing Deposits	7.4	(108.6)	(101.2)
Federal Funds Purchased	(0.8)	(1.7)	(2.5)
Securities Sold under Agreements to Repurchase	(0.1)	(0.8)	(0.9)
Other Borrowings	(7.3)	(23.0)	(30.3)
Senior Notes	(3.9)	(13.9)	(17.8)
Long-Term Debt	16.7	(21.9)	(5.2)
Floating Rate Capital Debt	—	(2.0)	(2.0)
Total Interest Expense	$12.0	$(171.9)	$(159.9)
(Decrease) Increase in Net Interest Income (FTE)	$177.7	$(262.5)	$(84.8)
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $25.6 million and $23.7 million for the nine months ended September 30, 2021 and 2020, respectively. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided on page 32. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, decreased from the prior-year period, primarily due to lower average interest rates, partially offset by an increase in average earning assets. Average earning assets increased primarily due to higher levels of short-term interest-bearing deposits with banks, securities and loans. Funding of the balance sheet reflected higher levels of client deposits. Average non-U.S. offices interest-bearing deposits comprised 71% of total average interest-bearing deposits for the nine months ended September 30, 2021.
The net interest margin on an FTE basis decreased from the prior-year period, primarily due to lower average interest rates. Low levels of market interest rates are expected to continue to impact our net interest income.
Federal Reserve and Other Central Bank Deposits and Other averaged $38.4 billion and increased $11.1 billion, or 41%, from $27.3 billion in the prior-year period, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio. Average Securities were $60.3 billion and increased $6.0 billion, or 11%, from $54.3 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $919.7 million, $172.1 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.1 billion in the current period and $48.9 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.1 billion in the current period and $5.4 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $6.1 billion in the current period and $5.4 billion in the prior-year period.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Loans and leases averaged $36.3 billion and increased $2.7 billion, or 8%, from $33.6 billion in the prior-year period, primarily reflecting higher levels of private client, commercial real estate, non-U.S., and residential real estate loans, partially offset by lower levels of commercial and institutional loans. Private client loans averaged $13.3 billion and increased $1.9 billion, or 16%, from $11.4 billion for the prior-year period. Commercial real estate loans averaged $3.9 billion and increased $681.0 million, or 21%, from $3.2 billion for the prior-year period. Non-U.S. loans averaged $2.5 billion and increased $449.9 million or 22% from $2.0 billion for the prior-year period. Residential real estate loans averaged $6.2 billion and increased $66.2 million, or 1%, from $6.1 billion for the prior-year period. Commercial and institutional loans averaged $10.2 billion and decreased $384.3 million, or 4%, from $10.5 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $13.6 billion, or 16%, to an average of $97.7 billion in the current period from $84.1 billion in the prior-year period. Other Average Interest-Related Funds decreased $2.6 billion, or 20%, to an average of $10.0 billion in the current period from $12.6 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $9.5 billion, or 38%, to $34.5 billion in the current period from $25.0 billion in the prior-year period primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Provision for Credit Losses
There was a $70.0 million release of credit reserves for the nine months ended September 30, 2021, as compared to a provision of $127.5 million in the prior-year period. The release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth.
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
Net recoveries in the current-year period totaled $5.2 million resulting from $0.4 million of charge-offs and $5.6 million of recoveries, compared to net recoveries of $2.3 million in the prior-year period resulting from $3.0 million of charge-offs and $5.3 million of recoveries.
Commercial real estate, residential real estate, and commercial and institutional loans accounted for 54%, 32%, and 14%, respectively, of total nonaccrual loans and leases at September 30, 2021. Residential real estate, commercial and institutional, and commercial real estate loans accounted for 65%, 31%, and 4%, respectively, of total nonaccrual loans and leases at September 30, 2020. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section beginning on page 23.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	CHANGE
Compensation	$1,500.8	$1,421.8	$79.0	6%
Employee Benefits	323.5	285.8	37.7	13
Outside Services	625.2	555.0	70.2	13
Equipment and Software	540.2	497.1	43.1	9
Occupancy	156.9	162.9	(6.0)	(4)
Other Operating Expense	220.4	274.6	(54.2)	(20)
Total Noninterest Expense	$3,367.0	$3,197.2	$169.8	5%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to higher cash-based incentives and salary expense.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Employee Benefits expense increased compared to the prior-year period, primarily due to pension settlement charges, higher medical costs, and higher payroll taxes.
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
Other Operating Expense decreased compared to the prior-year period, primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses, partially offset by higher supplemental compensation plan expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income. The account servicing activities in the prior-year period included a $43.4 million charge related to a corporate action processing error. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the nine months ended September 30, 2021 was $361.6 million, representing an effective tax rate of 24.1%, compared to $285.8 million for the nine months ended September 30, 2020, representing an effective tax rate of 22.8%.
The effective tax rate increased compared to the prior-year period primarily due to lower tax benefits related to share-based compensation, the deferred tax impact of the enacted increase in the UK statutory tax rate, and a prior-year-period tax benefit from dispositions of leveraged leases.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2021 and 2020.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$630.2	$584.9	$480.8	$418.9	$—	$—	$1,111.0	$1,003.8
Foreign Exchange Trading Income	63.2	58.4	3.2	3.2	—	—	66.4	61.6
Other Noninterest Income	65.6	56.7	48.0	39.7	(3.6)	(5.3)	110.0	91.1
Total Noninterest Income	759.0	700.0	532.0	461.8	(3.6)	(5.3)	1,287.4	1,156.5
Net Interest Income(1)	158.9	139.9	198.2	196.6	—	—	357.1	336.5
Revenue(1)	917.9	839.9	730.2	658.4	(3.6)	(5.3)	1,644.5	1,493.0
Provision for Credit Losses	(6.9)	(19.2)	(6.1)	19.7	—	—	(13.0)	0.5
Noninterest Expense	716.6	707.3	410.9	386.3	1.2	1.1	1,128.7	1,094.7
Income before Income Taxes(1)	208.2	151.8	325.4	252.4	(4.8)	(6.4)	528.8	397.8
Provision for Income Taxes(1)	50.0	38.7	84.3	66.2	(1.2)	(1.6)	133.1	103.3
Net Income	$158.2	$113.1	$241.1	$186.2	$(3.6)	$(4.8)	$395.7	$294.5
Percentage of Consolidated Net Income	40%	39%	61%	63%	(1)%	(2)%	100%	100%
Average Assets	$119,951.9	$108,823.0	$36,500.9	$32,102.4	$—	$—	$156,452.8	$140,925.4
(1)Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.7 million for 2021 and $7.9 million for 2020. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 32.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,862.2	$1,725.5	$1,387.9	$1,243.4	$—	$—	$3,250.1	$2,968.9
Foreign Exchange Trading Income	205.6	211.8	10.1	10.0	—	—	215.7	221.8
Other Noninterest Income	194.8	167.5	130.5	122.9	(15.7)	(11.0)	309.6	279.4
Total Noninterest Income	2,262.6	2,104.8	1,528.5	1,376.3	(15.7)	(11.0)	3,775.4	3,470.1
Net Interest Income(1)	472.7	516.6	575.0	615.9	—	—	1,047.7	1,132.5
Revenue(1)	2,735.3	2,621.4	2,103.5	1,992.2	(15.7)	(11.0)	4,823.1	4,602.6
Provision for Credit Losses	(29.1)	35.3	(40.9)	92.2	—	—	(70.0)	127.5
Noninterest Expense	2,133.3	2,022.2	1,212.5	1,152.7	21.2	22.3	3,367.0	3,197.2
Income before Income Taxes(1)	631.1	563.9	931.9	747.3	(36.9)	(33.3)	1,526.1	1,277.9
Provision for Income Taxes(1)	153.1	129.9	243.3	187.9	(9.2)	(8.3)	387.2	309.5
Net Income	$478.0	$434.0	$688.6	$559.4	$(27.7)	$(25.0)	$1,138.9	$968.4
Percentage of Consolidated Net Income	42%	45%	60%	58%	(2)%	(3)%	100%	100%
Average Assets	$119,859.4	$102,902.3	$34,821.9	$31,742.9	$—	$—	$154,681.3	$134,645.2
(1) Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $25.6 million for 2021 and $23.7 million for 2020. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided on page 32.

REPORTING SEGMENTS (continued)
Corporate & Institutional Services
C&IS Net Income
For the quarter ended September 30, 2021, Net Income increased $45.1 million, or 40%, from the prior-year quarter, primarily reflecting higher Trust, Investment and Other Servicing Fees and Net Interest Income, partially offset by a lower release of credit reserves in the current quarter as compared to the prior-year quarter and an increase in the Provision for Income Taxes.
For the nine months ended September 30, 2021, Net Income increased $44.0 million, or 10%, from the prior-year period, primarily reflecting higher Trust, Investment and Other Servicing Fees, a release of credit reserves in the current period as compared to a provision in the prior-year period and higher Other Noninterest Income, partially offset by higher Noninterest Expense, lower Net Interest Income, and an increase in the Provision for Income Taxes.
C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
C&IS Foreign Exchange Trading Income
For the quarter ended September 30, 2021, Foreign Exchange Trading Income increased $4.8 million, or 8%, from the prior-year quarter, primarily due to higher client volumes. For the nine months ended September 30, 2021, Foreign Exchange Trading Income decreased $6.2 million, or 3%, from the prior-year period, primarily due to lower foreign exchange swap activity.
C&IS Other Noninterest Income
For the quarter ended September 30, 2021, Other Noninterest Income increased $8.9 million, or 16%, from the prior-year quarter, primarily due to higher Security Commissions and Trading Income and Other Operating Income. For the nine months ended September 30, 2021, Other Noninterest Income increased $27.3 million, or 16%, from the prior-year period, primarily due to higher Other Operating Income.
C&IS Net Interest Income
For the quarter ended September 30, 2021, Net Interest Income stated on an FTE basis increased $19.0 million, or 14%, from the prior-year quarter and decreased $43.9 million, or 8%, from the prior-year period for the nine months ended September 30, 2021. The increase for the three months ended September 30, 2021 primarily reflected higher earning asset levels funded by higher deposit balances, partially offset by a slightly lower net interest margin. The decrease for the nine months ended September 30, 2021 primarily reflected decreasing short-term average interest rates, partially offset by higher earning asset levels. Average earning assets increased $10.4 billion to $110.1 billion in the current quarter from $99.7 billion in the prior-year quarter and increased $17.5 billion to $110.0 billion in the nine-month period ended September 30, 2021 from $92.5 billion in the prior-year period. The earning assets and funding sources in C&IS for the three and nine months ended September 30, 2021 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.
C&IS Provision for Credit Losses
For the quarter ended September 30, 2021, there was a $6.9 million release of credit reserves compared to a $19.2 million release of credit reserves in the prior-year quarter. For the nine months ended September 30, 2021, there was a $29.1 million release of credit reserves compared to a $35.3 million provision for credit losses in the prior-year period.
The release of credit reserves for the three and nine months ended September 30, 2021, was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality.
C&IS Noninterest Expense
For the quarter ended September 30, 2021, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $9.3 million, or 1%, from the prior-year quarter, primarily due to higher incentives and outside services, partially offset by lower expense allocations.
For the nine months ended September 30, 2021, Noninterest Expense increased $111.1 million, or 5%, from the prior-year period, primarily reflecting higher expense allocations, compensation expense including incentives, and outside services expense.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Net Income
For the quarter ended September 30, 2021, Net Income increased $54.9 million, or 29%, from the prior-year quarter primarily due to higher Trust, Investment and Other Servicing Fees and a release of credit reserves in the current quarter as compared to a provision in the prior-year quarter, partially offset by higher Noninterest Expense and an increase in the Provision for Income Taxes.
For the nine months ended September 30, 2021, Net Income increased $129.2 million, or 23%, from the prior-year period primarily due to higher Trust, Investment and Other Servicing Fees and a release of credit reserves in the current period as compared to a provision in the prior-year period, partially offset by higher Noninterest Expense, an increase in the Provision for Income Taxes and lower Net Interest Income.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended September 30, 2021, Other Noninterest Income increased $8.3 million, or 21%, from the prior-year quarter primarily due to an increase in security commissions and trading income. For the nine months ended September 30, 2021, Other Noninterest Income increased $7.6 million, or 6%, from the prior-year period, primarily due to higher allocations of certain noninterest income related to the business.
Wealth Management Net Interest Income
For the quarter ended September 30, 2021, Net Interest Income stated on an FTE basis increased $1.6 million, or 1%, from the prior-year quarter and decreased $40.9 million, or 7%, from the prior-year period for the nine months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily due to higher loans and deposits balances, partially offset by lower average interest rates. The decrease for the nine months ended September 30, 2021 primarily reflected lower average interest rates, partially offset by higher deposit and loan balances. Average earning assets increased $4.1 billion to $33.8 billion in the current quarter from $29.7 billion in the prior-year quarter and increased $2.9 billion to $32.2 billion in the nine-month period ended September 30, 2021 from $29.3 billion in the prior-year period. Earning assets and funding sources for the three and nine months ended September 30, 2021 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the quarter ended September 30, 2021, there was a $6.1 million release of credit reserves compared to a $19.7 million provision for credit losses in the prior-year quarter. For the nine months ended September 30, 2021, there was a $40.9 million release of credit reserves compared to a $92.2 million provision for credit losses in the prior-year period.
The release of credit reserves for the three and nine months ended September 30, 2021, was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth.
Wealth Management Noninterest Expense
For the quarter ended September 30, 2021, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $24.6 million or 6% from the prior-year quarter, primarily reflecting higher incentives and expense allocations.
For the nine months ended September 30, 2021, Noninterest Expense increased $59.8 million, or 5%, from the prior-year period, primarily reflecting higher expense allocations, incentives, employee benefits, and outside services.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$50.0	$55.4	$(5.4)	(10)%
Interest-Bearing Due from and Deposits with Banks(2)	5.3	6.6	(1.3)	(20)
Securities Purchased under Agreements to Resell	0.9	1.6	(0.7)	(45)
Total Securities(3)	60.3	61.1	(0.8)	(1)
Loans and Leases	39.4	33.8	5.6	17
Total Earning Assets	155.9	158.5	(2.6)	(2)
Total Assets	169.1	170.0	(0.9)	(1)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	99.7	100.8	(1.1)	(1)
Demand and Other Noninterest-Bearing Deposits	42.3	43.1	(0.8)	(2)
Federal Funds Purchased	—	0.3	(0.3)	N/M
Securities Sold under Agreements to Repurchase	0.6	—	0.6	N/M
Other Borrowings	5.6	4.0	1.6	40
Total Stockholders’ Equity	11.9	11.7	0.2	2
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

TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Billions)	2021	2020	CHANGE		2021	2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$40.5	$31.6	$8.9	28%	$38.4	$27.3	$11.1	41%
Interest-Bearing Due from and Deposits with Banks(2)	5.2	4.8	0.4	7	6.1	5.4	0.7	14
Securities Purchased under Agreements to Resell	0.8	1.8	(1.0)	(53)	1.1	1.1	—	(1)
Total Securities(3)	59.0	58.1	0.9	2	60.3	54.3	6.0	11
Loans and Leases	38.4	33.1	5.3	16	36.3	33.6	2.7	8
Total Earning Assets	143.9	129.4	14.5	11	142.2	121.7	20.5	17
Total Assets	156.5	140.9	15.6	11	154.7	134.6	20.1	15
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	99.6	87.6	12.0	14	97.7	84.1	13.6	16
Demand and Other Noninterest-Bearing Deposits	30.2	25.2	5.0	20	30.4	22.1	8.3	37
Federal Funds Purchased	0.2	0.3	(0.1)	(40)	0.3	1.1	(0.8)	(77)
Securities Sold under Agreements to Repurchase	0.3	0.2	0.1	58	0.2	0.2	—	(11)
Other Borrowings	5.5	6.1	(0.6)	(10)	5.1	6.6	(1.5)	(21)
Total Stockholders’ Equity	11.9	11.4	0.5	4	11.6	11.1	0.5	5
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
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. The current-quarter growth in the average consolidated balance sheet was primarily driven by higher customer deposit balances.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. Securities Sold under Agreements to Repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit

CONSOLIDATED BALANCE SHEETS (continued)
risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities Sold under Agreements to Repurchase are held by the counterparty until the repurchase.
During the third quarter of 2021, Northern Trust became a Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program. FICC, a wholly-owned subsidiary of The Depository Trust & Clearing Corporation, is a central counterparty and provides netting and settlement for the U.S. Government securities marketplace. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty. See Note 5 - Securities Sold Under Agreements to Repurchase, Note 21 - Commitments and Contingent Liabilities and Note 23 - Offsetting of Assets and Liabilities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for additional information on our repurchase and reverse repurchase agreements.
Stockholders’ Equity. For the three months ended September 30, 2021, the increase in average Stockholders’ Equity was primarily attributable to Retained Earnings, partially offset by lower Accumulated Other Comprehensive Income (AOCI) and the repurchase of common stock pursuant to the Corporation’s share repurchase program. For the nine months ended September 30, 2021, the increase in average Stockholders’ Equity was primarily attributable to Retained Earnings and AOCI, partially offset by lower Additional Paid-in Capital and the repurchase of common stock pursuant to the Corporation’s share repurchase program.
During the three and nine months ended September 30, 2021, the Corporation declared cash dividends totaling $148.0 million and $447.1 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively.
On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. During the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. On June 30, 2021, the additional capital distribution restrictions that were put in place in response to the COVID-19 pandemic expired.
For the three months ended September 30, 2021, the Corporation repurchased 859,587 shares of common stock, including 11,169 shares withheld related to share-based compensation, at a total cost of $100.0 million ($116.34 average price per share). For the nine months ended September 30, 2021, the Corporation repurchased 2,511,564 shares of common stock, including 378,346 shares withheld related to share-based compensation, at a total cost of $265.8 million ($105.84 average price per share).
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF SEPTEMBER 30, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,550.2	$—	$—	$—	$—	$2,550.2
Obligations of States and Political Subdivisions	1,167.6	2,582.5	—	—	—	3,750.1
Government Sponsored Agency	18,541.7	—	—	—	—	18,541.7
Non-U.S. Government	235.1	38.3	—	—	—	273.4
Corporate Debt	433.7	623.5	1,306.0	29.8	50.8	2,443.8
Covered Bonds	535.6	—	23.4	—	—	559.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,115.4	751.7	155.6	—	—	3,022.7
Other Asset-Backed	5,635.0	—	—	—	—	5,635.0
Commercial Mortgage-Backed	1,257.0	—	—	—	—	1,257.0
Total	$32,471.3	$3,996.0	$1,485.0	$29.8	$50.8	$38,032.9
Percent of Total	85%	11%	4%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,799.9	$—	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	918.1	2,165.5	—	—	—	3,083.6
Government Sponsored Agency	24,956.7	—	—	—	—	24,956.7
Non-U.S. Government	669.8	38.8	5.4	—	—	714.0
Corporate Debt	426.3	790.0	1,123.5	—	199.8	2,539.6
Covered Bonds	453.3	—	24.9	—	74.9	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,622.0	566.0	157.8	—	—	2,345.8
Other Asset-Backed	3,947.5	—	—	—	50.0	3,997.5
Commercial Mortgage-Backed	1,031.8	—	—	—	—	1,031.8
Total	$36,825.4	$3,560.3	$1,311.6	$—	$324.7	$42,022.0
Percent of Total	88%	8%	3%	—%	1%	100%
As of September 30, 2021, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt securities.
As of December 31, 2020, the 1% of AFS debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of corporate debt, covered bonds, and other asset-backed securities.

TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF SEPTEMBER 30, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$111.0	$—	$—	$—	$—	$111.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	6,208.8	—	—	—	—	6,208.8
Non-U.S. Government	657.3	743.1	1,059.3	333.1	—	2,792.8
Corporate Debt	49.2	387.2	509.4	—	—	945.8
Covered Bonds	2,988.5	—	—	—	—	2,988.5
Certificates of Deposit	—	—	—	—	777.8	777.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,004.8	1,767.2	31.7	1.2	—	5,804.9
Other Asset-Backed	694.3	—	—	—	—	694.3
Other	—	—	—	—	472.9	472.9
Total	$14,713.9	$2,898.5	$1,600.4	$334.3	$1,250.7	$20,797.8
Percent of Total	71%	14%	8%	2%	5%	100%

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
As of September 30, 2021 and December 31, 2020, the 5% and 7%, respectively, of HTM debt securities not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act

ASSET QUALITY (continued)
Securities Portfolio (continued)
(CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized gains within the investment securities portfolio totaled $186.4 million at September 30, 2021, compared to net unrealized gains of $872.6 million as of December 31, 2020. Net unrealized gains as of September 30, 2021 were comprised of $499.1 million and $312.7 million of gross unrealized gains and losses, respectively. Net unrealized gains as of December 31, 2020 were comprised of $981.9 million and $109.3 million of gross unrealized gains and losses, respectively.
As of September 30, 2021, the $38.0 billion AFS debt securities portfolio had unrealized losses of $90.9 million and $27.3 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2020, the $42.0 billion AFS debt securities portfolio had unrealized losses of $26.9 million and $2.8 million related to government-sponsored agency and other asset-backed securities, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of September 30, 2021 and December 31, 2020, 15% and 16%, respectively of the AFS corporate debt securities portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
As of September 30, 2021, the $20.8 billion HTM debt securities portfolio had unrealized losses of $61.1 million, $47.4 million and $41.9 million related to other residential mortgage-backed securities, government-sponsored agency, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2020, the $17.8 billion HTM debt securities portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended September 30, 2021, no securities were transferred from AFS to HTM. During the nine months ended September 30, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the three months ended September 30, 2020, no securities were transferred from AFS to HTM. During the nine months ended September 30, 2020, $301.5 million of securities reflected in U.S government were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Leases and Other Real Estate Owned (continued)
TABLE 26: NONACCRUAL ASSETS

($ In Millions)	SEPTEMBER 30, 2021		DECEMBER 31, 2020
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$19.6		$26.4
Commercial Real Estate	75.7		40.2
Total Commercial	$95.3		$66.6
Personal
Residential Real Estate	$45.5		$62.2
Private Client	0.2		2.9
Total Personal	$45.7		$65.1
Total Nonaccrual Loans and Leases	141.0		131.7
Other Real Estate Owned	0.2		0.7
Total Nonaccrual Assets	$141.2		$132.4
90 Day Past Due Loans Still Accruing	$13.2		$8.9
Nonaccrual Loans and Leases to Total Loans and Leases	0.36%		0.39%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.0	x	1.4	x
Nonaccrual assets of $141.2 million as of September 30, 2021 increased from December 31, 2020 primarily due to two new nonaccrual loans in the commercial real estate portfolio, partially offset by net payoffs in the residential real estate, commercial and institutional, and private client portfolios. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

As of September 30, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $143.9 million, $39.8 million, $10.4 million, and $1.0 million, respectively. As of December 31, 2020, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $190.7 million, $61.1 million, $7.3 million, and $0.8 million, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and nine months ended September 30, 2021 and 2020 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.6	—%	$10.7	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	60.4	29	100.6	30
Commercial Real Estate	72.3	11	70.7	10
Lease Financing, net	0.4	—	0.4	—
Non-U.S.	9.2	6	17.7	4
Other	—	1	—	1
Total Commercial	142.3	47	189.4	45
Personal
Residential Real Estate	21.9	15	28.9	18
Private Client	8.1	37	20.6	35
Non-U.S.	0.8	1	2.2	2
Other	—	—	—	—
Total Personal	30.8	53	51.7	55
Total Allowance Evaluated on a Collective Basis	$173.1		$241.1
Total Allowance for Credit Losses	$183.7		$251.8
Allowance Assigned to
Loans and Leases	$143.9		$190.7
Undrawn Commitments and Standby Letters of Credit	39.8		61.1
Total Allowance for Credit Losses	$183.7		$251.8
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.36%		0.56%

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the nine months ended September 30, 2021 and 2020.
TABLE 28: CASH FLOW ACTIVITY SUMMARY

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020
Net cash provided by (used in):
Operating activities	$(685.9)	$420.5
Investing activities	188.4	(13,114.5)
Financing activities	430.0	13,032.3
Effect of Foreign Currency Exchange Rates on Cash	(127.3)	(60.0)
Change in Cash and Due from Banks	$(194.8)	$278.3
Operating Activities
Net cash used in operating activities of $685.9 million for the nine months ended September 30, 2021 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings and the impact of higher non-cash charges such as depreciation and amortization.
Net cash provided by operating activities of $420.5 million for the nine months ended September 30, 2020 was primarily attributable to period earnings and the impact of higher non-cash charges such as depreciation and amortization and the provision for credit losses, partially offset by higher net collateral deposited with derivative counterparties and net changes in other operating activities.
Investing Activities
Net cash provided by investing activities of $188.4 million for the nine months ended September 30, 2021 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, net proceeds from HTM debt securities, lower levels of interest-bearing deposits with banks, net changes in other investing activities, and lower levels of securities purchased under agreements to resell, partially offset by higher levels of loans and leases, net purchases of AFS debt securities and higher client security settlement receivables.
Net cash used in investing activities of $13.1 billion for the nine months ended September 30, 2020 was primarily attributable to increased levels of Federal Reserve and other central bank deposits as well as net purchases of debt securities held to maturity and available for sale, partially offset by lower levels of interest-bearing deposits with banks.
Financing Activities
Net cash provided by financing activities of $430.0 million for the nine months ended September 30, 2021 was primarily attributable to increased levels of short-term borrowings and securities sold under agreements to repurchase, partially offset by repayments of senior notes, dividends paid on common stock, a decrease in total deposits, the repurchase of common stock pursuant to the Corporation’s share repurchase program, and a decrease in federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of non-U.S offices noninterest-bearing and interest-bearing client deposits, partially offset by an increase in domestic noninterest-bearing deposits and savings, money market, and other interest-bearing deposits.
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

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at September 30, 2021, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and resulted in an effective Common Equity Tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer. The results of the 2021 stress test, published by the Federal Reserve on June 24, 2021, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining in effect for the 2021 Capital Plan cycle, beginning on October 1, 2021.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 29: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	SEPTEMBER 30, 2021		JUNE 30, 2021		SEPTEMBER 30, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.9%	13.0%	12.0%	13.1%	13.4%	13.9%	N/A	4.5%
Tier 1 Capital	12.9	14.1	13.1	14.2	14.5	15.1	6.0	6.0
Total Capital	14.3	15.4	14.5	15.5	16.5	16.7	10.0	8.0
Tier 1 Leverage	7.1	7.1	7.1	7.1	7.7	7.7	N/A	4.0
Supplementary Leverage(1)	N/A	8.4	N/A	8.2	N/A	8.8	N/A	3.0

Capital Ratios — The Northern Trust Company	SEPTEMBER 30, 2021		JUNE 30, 2021		SEPTEMBER 30, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.5%	13.8%	12.3%	13.6%	13.8%	14.6%	6.5%	4.5%
Tier 1 Capital	12.5	13.8	12.3	13.6	13.8	14.6	8.0	6.0
Total Capital	13.7	14.9	13.6	14.7	15.6	16.0	10.0	8.0
Tier 1 Leverage	6.8	6.8	6.7	6.7	7.2	7.2	5.0	4.0
Supplementary Leverage(1)	N/A	8.1	N/A	7.7	N/A	8.1	3.0	3.0
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
The supplementary leverage ratios at September 30, 2021, June 30, 2021 and September 30, 2020 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of these final rules.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
There are no accounting pronouncements and developments issued but not yet effective as of September 30, 2021 that are expected to have a significant impact on Northern Trust’s consolidated balance sheets or results of operations.
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
TABLE 30: NET INTEREST INCOME SENSITIVITY AS OF SEPTEMBER 30, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$308
200 Basis Points	534
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$36
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
TABLE 31: MARKET VALUE OF EQUITY SENSITIVITY AS OF SEPTEMBER 30, 2021

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$291
200 Basis Points	12
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$12
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
During the three and nine months ended September 30, 2021, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The table below presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 32: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2021	JUNE 30, 2021	SEPTEMBER 30, 2021	JUNE 30, 2021
High	$0.3	$0.3	$0.2	$0.3	$0.2	$0.2
Low	0.1	—	—	—	0.1	—
Average	0.1	0.1	0.1	0.1	0.1	0.1
Quarter-End	0.1	0.1	0.1	0.1	0.1	0.1

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
TABLE 33: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	2021	2020
Net Interest Income
Interest Income - GAAP	$351.3	$355.4	$1,044.3	$1,290.9
Add: FTE Adjustment	10.7	7.9	25.6	23.7
Interest Income (FTE) - Non-GAAP	$362.0	$363.3	$1,069.9	$1,314.6

Net Interest Income - GAAP	$346.4	$328.6	$1,022.1	$1,108.8
Add: FTE Adjustment	10.7	7.9	25.6	23.7
Net Interest Income (FTE) - Non-GAAP	$357.1	$336.5	$1,047.7	$1,132.5

Net Interest Margin - GAAP	0.95%	1.01%	0.96%	1.22%
Net Interest Margin (FTE) - Non-GAAP	0.98%	1.03%	0.99%	1.24%

Total Revenue
Total Revenue - GAAP	$1,633.8	$1,485.1	$4,797.5	$4,578.9
Add: FTE Adjustment	10.7	7.9	25.6	23.7
Total Revenue (FTE) - Non-GAAP	$1,644.5	$1,493.0	$4,823.1	$4,602.6

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
•the departure of the United Kingdom from the European Union, commonly referred to as “Brexit;”
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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	SEPTEMBER 30, 2021	DECEMBER 31, 2020

ASSETS
Cash and Due from Banks	$4,194.7	$4,389.5
Federal Reserve and Other Central Bank Deposits	50,030.2	55,503.6
Interest-Bearing Deposits with Banks	2,937.6	4,372.6
Federal Funds Sold	—	—
Securities Purchased under Agreements to Resell	872.8	1,596.5
Debt Securities
Available for Sale (Amortized cost of $37,741.5 and $41,155.7)	38,032.9	42,022.0
Held to Maturity (Fair value of $20,692.8 and $17,797.4)	20,797.8	17,791.1
Trading Account	0.2	0.5
Total Debt Securities	58,830.9	59,813.6
Loans and Leases
Commercial	18,445.9	15,262.0
Personal	21,010.7	18,497.7
Total Loans and Leases (Net of unearned income of $9.9 and $9.8)	39,456.6	33,759.7
Allowance for Credit Losses	(155.3)	(198.8)
Buildings and Equipment	493.6	514.9
Client Security Settlement Receivables	1,954.3	1,160.2
Goodwill	705.5	707.2
Other Assets	9,764.8	8,384.9
Total Assets	$169,085.7	$170,003.9
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$19,939.6	$17,728.5
Savings, Money Market and Other Interest-Bearing	30,580.4	28,631.8
Savings Certificates and Other Time	882.1	937.1
Non U.S. Offices — Noninterest-Bearing	22,329.7	25,382.2
— Interest-Bearing	68,192.8	71,198.4
Total Deposits	141,924.6	143,878.0
Federal Funds Purchased	0.2	260.2
Securities Sold Under Agreements to Repurchase	573.6	39.8
Other Borrowings	5,617.4	4,011.5
Senior Notes	2,527.7	3,122.4
Long-Term Debt	1,160.6	1,189.3
Floating Rate Capital Debt	277.9	277.8
Other Liabilities	5,104.9	5,536.6
Total Liabilities	157,186.9	158,315.6
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 207,661,247 and 208,289,178	408.6	408.6
Additional Paid-In Capital	935.0	963.6
Retained Earnings	12,862.4	12,207.7
Accumulated Other Comprehensive Income	114.0	428.0
Treasury Stock (37,510,277 and 36,882,346 shares, at cost)	(3,306.1)	(3,204.5)
Total Stockholders’ Equity	11,898.8	11,688.3
Total Liabilities and Stockholders’ Equity	$169,085.7	$170,003.9
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions Except Share Information)	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,111.0	$1,003.8	$3,250.1	$2,968.9
Foreign Exchange Trading Income	66.4	61.6	215.7	221.8
Treasury Management Fees	11.2	11.6	33.7	34.0
Security Commissions and Trading Income	36.5	26.0	104.3	100.9
Other Operating Income	62.3	53.5	171.6	144.4
Investment Security Gains, net	—	—	—	0.1
Total Noninterest Income	1,287.4	1,156.5	3,775.4	3,470.1
Net Interest Income
Interest Income	351.3	355.4	1,044.3	1,290.9
Interest Expense	4.9	26.8	22.2	182.1
Net Interest Income	346.4	328.6	1,022.1	1,108.8
Provision for Credit Losses	(13.0)	0.5	(70.0)	127.5
Net Interest Income after Provision for Credit Losses	359.4	328.1	1,092.1	981.3
Noninterest Expense
Compensation	496.0	461.7	1,500.8	1,421.8
Employee Benefits	101.7	97.5	323.5	285.8
Outside Services	210.7	186.0	625.2	555.0
Equipment and Software	185.2	170.7	540.2	497.1
Occupancy	53.9	51.8	156.9	162.9
Other Operating Expense	81.2	127.0	220.4	274.6
Total Noninterest Expense	1,128.7	1,094.7	3,367.0	3,197.2
Income before Income Taxes	518.1	389.9	1,500.5	1,254.2
Provision for Income Taxes	122.4	95.4	361.6	285.8
Net Income	$395.7	$294.5	$1,138.9	$968.4
Preferred Stock Dividends	16.2	16.2	37.1	51.5
Net Income Applicable to Common Stock	$379.5	$278.3	$1,101.8	$916.9
Per Common Share
Net Income – Basic	$1.81	$1.32	$5.24	$4.35
– Diluted	1.80	1.32	5.22	4.34
Average Number of Common Shares Outstanding
– Basic	208,116,009	208,106,190	208,199,352	208,351,088
– Diluted	208,923,306	208,688,494	209,002,530	209,023,331

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Net Income	$395.7	$294.5	$1,138.9	$968.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	(89.6)	33.5	(358.4)	551.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.6	1.3	2.4	5.3
Net Foreign Currency Adjustments	3.8	1.8	10.9	29.5
Net Pension and Other Postretirement Benefit Adjustments	0.5	17.5	31.1	33.1
Other Comprehensive Income (Loss)	(80.7)	54.1	(314.0)	619.2
Comprehensive Income	$315.0	$348.6	$824.9	$1,587.6
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	375.1	—	—	375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(362.1)	—	(362.1)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(151.0)	—	—	(151.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	108.9	59.4
Stock Purchased	—	—	—	—	—	(135.6)	(135.6)
Balance at March 31, 2021	$884.9	$408.6	$914.1	$12,415.6	$65.9	$(3,231.2)	$11,457.9
Net Income	—	—	—	368.1	—	—	368.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	128.8	—	128.8
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.1)	—	—	(148.1)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	7.0	—	—	44.2	51.2
Stock Purchased	—	—	—	—	—	(30.2)	(30.2)
Balance at June 30, 2021	$884.9	$408.6	$921.1	$12,630.9	$194.7	$(3,217.2)	$11,823.0
Net Income	—	—	—	395.7	—	—	395.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(80.7)	—	(80.7)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.0)	—	—	(148.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	13.9	—	—	11.1	25.0
Stock Purchased	—	—	—	—	—	(100.0)	(100.0)
Balance at September 30, 2021	$884.9	$408.6	$935.0	$12,862.4	$114.0	$(3,306.1)	$11,898.8
See accompanying notes to the consolidated financial statements.

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Net Income	—	—	—	360.6	—	—	360.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	239.7	—	239.7
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.6)	—	—	(148.6)
Preferred Stock	—	—	—	(19.0)	—	—	(19.0)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(74.8)	—	—	137.7	62.9
Stock Purchased	—	—	—	—	—	(296.8)	(296.8)
Balance at March 31, 2020	$884.9	$408.6	$938.3	$11,828.1	$45.0	$(3,225.2)	$10,879.7
Net Income	—	—	—	313.3	—	—	313.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	325.4	—	325.4
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(4.8)	—	—	(4.8)
Stock Awards and Options Exercised	—	—	13.2	—	—	3.8	17.0
Stock Purchased	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	$884.9	$408.6	$951.5	$11,988.4	$370.4	$(3,221.6)	$11,382.2
Net Income	—	—	—	294.5	—	—	294.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	54.1	—	54.1
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.4)	—	—	(148.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	10.3	—	—	4.1	14.4
Stock Purchased	—	—	—	—	—	(1.5)	(1.5)
Balance at September 30, 2020	$884.9	$408.6	$961.8	$12,118.3	$424.5	$(3,219.0)	$11,579.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,138.9	$968.4
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Investment Security (Losses) Gains, net	—	(0.1)
Amortization and Accretion of Securities and Unearned Income, net	75.3	63.3
Provision for Credit Losses	(70.0)	127.5
Depreciation and Amortization	382.8	372.5
Pension Plan Contributions	(6.7)	(10.6)
Change in Receivables	(139.3)	47.6
Change in Interest Payable	3.8	(5.0)
Change in Collateral With Derivative Counterparties, net	(2,101.2)	(937.2)
Other Operating Activities, net	30.5	(205.9)
Net Cash (Used in) Provided by Operating Activities	(685.9)	420.5
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	—	5.0
Change in Securities Purchased under Agreements to Resell	711.2	(722.9)
Change in Interest-Bearing Deposits with Banks	1,371.0	2,194.9
Net Change in Federal Reserve and Other Central Bank Deposits	4,689.0	(4,592.3)
Purchases of Held to Maturity Debt Securities	(40,859.6)	(28,474.0)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	43,934.8	23,901.2
Purchases of Available for Sale Debt Securities	(9,811.6)	(8,558.6)
Proceeds from Sale, Maturity and Redemption of Available for Sale Debt Securities	6,229.6	5,761.9
Change in Loans and Leases	(5,721.5)	(1,339.6)
Purchases of Buildings and Equipment	(65.0)	(102.6)
Purchases and Development of Computer Software	(278.7)	(287.5)
Change in Client Security Settlement Receivables	(814.1)	(1,377.3)
Other Investing Activities, net	803.3	477.3
Net Cash Provided by (Used in) Investing Activities	188.4	(13,114.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(271.9)	12,697.8
Change in Federal Funds Purchased	(260.0)	1,650.8
Change in Securities Sold under Agreements to Repurchase	533.8	(219.9)
Change in Short-Term Other Borrowings	1,609.1	(934.0)
Proceeds from Senior Notes	—	993.2
Repayments of Senior Notes	(500.0)	—
Redemption of Preferred Stock - Series C	—	(400.0)
Treasury Stock Purchased	(265.8)	(298.5)
Net Proceeds from Stock Options	48.8	10.7
Cash Dividends Paid on Common Stock	(437.8)	(438.8)
Cash Dividends Paid on Preferred Stock	(25.6)	(29.7)
Other Financing Activities, net	(0.6)	0.7
Net Cash Provided by Financing Activities	430.0	13,032.3
Effect of Foreign Currency Exchange Rates on Cash	(127.3)	(60.0)
Change in Cash and Due from Banks	(194.8)	278.3
Cash and Due from Banks at Beginning of Period	4,389.5	4,459.2
Cash and Due from Banks at End of Period	$4,194.7	$4,737.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$17.7	$190.3
Income Taxes Paid	267.8	264.5
Transfers from Loans to OREO	10.1	0.2
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	6,864.1	301.5
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2021 and 2020, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the nine months ended September 30, 2021 or the year ended December 31, 2020.

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
Northern Trust’s Level 2 assets include AFS and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2021, Northern Trust’s AFS debt securities portfolio included 2,501 Level 2 debt securities with an aggregate market value of $35.5 billion. Substantially all 2,501 debt securities were valued by external pricing vendors. As of December 31, 2020, Northern Trust’s AFS debt securities portfolio included 2,260 Level 2 debt securities with an aggregate market value of $39.2 billion. All 2,260 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.2 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of September 30, 2021 and December 31, 2020, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 34: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$36.7 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.89%			10.89%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.73%			8.73%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by fair value hierarchy level.
TABLE 35: RECURRING BASIS HIERARCHY LEVELING

	SEPTEMBER 30, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,550.2	$—	$—	$—	$2,550.2
Obligations of States and Political Subdivisions	—	3,750.1	—	—	3,750.1
Government Sponsored Agency	—	18,541.7	—	—	18,541.7
Non-U.S. Government	—	273.4	—	—	273.4
Corporate Debt	—	2,443.8	—	—	2,443.8
Covered Bonds	—	559.0	—	—	559.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,022.7	—	—	3,022.7
Other Asset-Backed	—	5,635.0	—	—	5,635.0
Commercial Mortgage-Backed	—	1,257.0	—	—	1,257.0
Total Available for Sale	2,550.2	35,482.7	—	—	38,032.9
Trading Account	—	0.2	—	—	0.2
Total Available for Sale and Trading Debt Securities	2,550.2	35,482.9	—	—	38,033.1
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,809.4	—	(936.9)	1,872.5
Interest Rate Contracts	—	194.8	—	(2.6)	192.2
Total Derivative Assets	—	3,004.2	—	(939.5)	2,064.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,612.7	—	(2,268.8)	343.9
Interest Rate Contracts	—	107.3	—	(65.1)	42.2
Other Financial Derivatives(1)	—	—	36.7	—	36.7
Total Derivative Liabilities	$—	$2,720.0	$36.7	$(2,333.9)	$422.8
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2021, derivative assets and liabilities shown above also include reductions of $92.9 million and $1,487.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2021 and 2020.

TABLE 36: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED SEPTEMBER 30,	2021	2020
Fair Value at July 1	$38.4	$31.3
Total (Gains) Losses:
Included in Earnings(1)	3.6	5.3
Purchases, Issues, Sales, and Settlements
Settlements	(5.3)	(4.3)
Fair Value at September 30	$36.7	$32.3
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

NINE MONTHS ENDED SEPTEMBER 30,	2021	2020
Fair Value at January 1	$35.3	$33.4
Total (Gains) Losses:
Included in Earnings(1)	15.7	11.0
Purchases, Issues, Sales, and Settlements
Settlements	(14.3)	(12.1)
Fair Value at September 30	$36.7	$32.3
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
Assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 15.6% and 16.8% as of September 30, 2021 and December 31, 2020, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $14.7 million and $24.6 million at September 30, 2021 and December 31, 2020, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 37: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$14.7 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.6%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$24.6 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the fair values of all financial instruments.
TABLE 38: FAIR VALUE OF FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2021
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$4,194.7	$4,194.7	$4,194.7	$—	$—
Federal Reserve and Other Central Bank Deposits	50,030.2	50,030.2	—	50,030.2	—
Interest-Bearing Deposits with Banks	2,937.6	2,937.6	—	2,937.6	—
Federal Funds Sold	—	—	—	—	—
Securities Purchased under Agreements to Resell	872.8	872.8	—	872.8	—
Debt Securities
Available for Sale(1)	38,032.9	38,032.9	2,550.2	35,482.7	—
Held to Maturity	20,797.8	20,692.8	111.0	20,581.8	—
Trading Account	0.2	0.2	—	0.2	—
Loans (excluding Leases)
Held for Investment	39,181.9	39,183.4	—	—	39,183.4
Held for Sale	120.2	136.8	—	136.8	—
Client Security Settlement Receivables	1,954.3	1,954.3	—	1,954.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	230.0	230.0	—	230.0	—
Community Development Investments	949.4	949.4	—	949.4	—
Employee Benefit and Deferred Compensation	222.8	228.1	123.4	104.7	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$72,849.7	$72,849.7	$72,849.7	$—	$—
Savings Certificates and Other Time	882.1	884.7	—	884.7	—
Non U.S. Offices Interest-Bearing	68,192.8	68,192.8	—	68,192.8	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	573.6	573.6	—	573.6	—
Other Borrowings	5,617.4	5,617.5	—	5,617.5	—
Senior Notes	2,527.7	2,618.9	—	2,618.9	—
Long-Term Debt
Subordinated Debt	1,160.6	1,213.9	—	1,213.9	—
Floating Rate Capital Debt	277.9	278.0	—	278.0	—
Other Liabilities
Standby Letters of Credit	17.0	17.0	—	—	17.0
Loan Commitments	61.6	61.6	—	—	61.6
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$159.8	$159.8	$—	$159.8	$—
Liabilities	19.0	19.0	—	19.0	—
Interest Rate Contracts
Assets	17.6	17.6	—	17.6	—
Liabilities	9.3	9.3	—	9.3	—
Other Financial Derivatives
Liabilities(2)	36.7	36.7	—	—	36.7
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,649.6	2,649.6	—	2,649.6	—
Liabilities	2,593.7	2,593.7	—	2,593.7	—
Interest Rate Contracts
Assets	177.2	177.2	—	177.2	—
Liabilities	98.0	98.0	—	98.0	—
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
(1) Refer to the table located on page 43 for the disaggregation of AFS debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values at September 30, 2021 and December 31, 2020, and remaining maturities of AFS debt securities at September 30, 2021.
TABLE 39: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	SEPTEMBER 30, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,517.1	$40.6	$7.5	$2,550.2
Obligations of States and Political Subdivisions	3,682.1	95.3	27.3	3,750.1
Government Sponsored Agency	18,498.2	134.4	90.9	18,541.7
Non-U.S. Government	277.3	0.1	4.0	273.4
Corporate Debt	2,395.2	51.0	2.4	2,443.8
Covered Bonds	552.6	6.4	—	559.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,996.1	40.7	14.1	3,022.7
Other Asset-Backed	5,618.1	22.7	5.8	5,635.0
Commercial Mortgage-Backed	1,204.8	53.0	0.8	1,257.0
Total	$37,741.5	$444.2	$152.8	$38,032.9

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,728.8	$71.1	$—	$2,799.9
Obligations of States and Political Subdivisions	2,927.8	155.9	0.1	3,083.6
Government Sponsored Agency	24,595.1	388.5	26.9	24,956.7
Non-U.S. Government	713.6	1.1	0.7	714.0
Corporate Debt	2,459.9	79.8	0.1	2,539.6
Covered Bonds	543.1	10.0	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,281.7	64.7	0.6	2,345.8
Other Asset-Backed	3,953.5	46.8	2.8	3,997.5
Commercial Mortgage-Backed	952.2	79.7	0.1	1,031.8
Total	$41,155.7	$897.6	$31.3	$42,022.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 40: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

SEPTEMBER 30, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$100.0	$100.2	$2,168.7	$2,209.2	$248.4	$240.8	$—	$—	$2,517.1	$2,550.2
Obligations of States and Political Subdivisions	24.0	24.2	399.4	417.5	3,077.6	3,129.9	181.1	178.5	3,682.1	3,750.1
Government Sponsored Agency	2,878.7	2,892.9	8,382.3	8,412.6	6,022.9	6,020.7	1,214.3	1,215.5	18,498.2	18,541.7
Non-U.S. Government	—	—	195.1	193.5	82.2	79.9	—	—	277.3	273.4
Corporate Debt	382.9	387.6	1,988.7	2,032.7	18.0	17.9	5.6	5.6	2,395.2	2,443.8
Covered Bonds	174.6	175.4	378.0	383.6	—	—	—	—	552.6	559.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	747.0	752.8	1,885.6	1,910.6	363.5	359.3	—	—	2,996.1	3,022.7
Other Asset-Backed	1,112.0	1,120.8	3,218.7	3,227.5	1,125.5	1,124.8	161.9	161.9	5,618.1	5,635.0
Commercial Mortgage-Backed	9.8	9.7	751.5	778.2	443.5	469.1	—	—	1,204.8	1,257.0
Total	$5,429.0	$5,463.6	$19,368.0	$19,565.4	$11,381.6	$11,442.4	$1,562.9	$1,561.5	$37,741.5	$38,032.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2021 and December 31, 2020.
TABLE 41: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF SEPTEMBER 30, 2021	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$241.8	$7.5	$—	$—	$241.8	$7.5
Obligations of States and Political Subdivisions	1,500.0	27.3	—	—	1,500.0	27.3
Government Sponsored Agency	4,762.1	85.9	1,202.8	5.0	5,964.9	90.9
Non-U.S. Government	235.1	4.0	—	—	235.1	4.0
Corporate Debt	495.4	2.4	—	—	495.4	2.4
Covered Bonds	47.7	—	—	—	47.7	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	999.0	14.0	49.9	0.1	1,048.9	14.1
Other Asset-Backed	2,141.7	5.8	60.0	—	2,201.7	5.8
Commercial Mortgage-Backed	167.4	0.8	—	—	167.4	0.8
Total	$10,590.2	$147.7	$1,312.7	$5.1	$11,902.9	$152.8

AS OF DECEMBER 31, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$52.3	$0.1	$—	$—	$52.3	$0.1
Government Sponsored Agency	2,402.3	13.6	2,528.7	13.3	4,931.0	26.9
Non-U.S. Government	90.5	0.7	—	—	90.5	0.7
Corporate Debt	66.6	0.1	—	—	66.6	0.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	162.8	0.5	49.9	0.1	212.7	0.6
Other Asset-Backed	176.8	0.2	792.3	2.6	969.1	2.8
Commercial Mortgage-Backed	44.4	0.1	—	—	44.4	0.1
Total	$2,995.7	$15.3	$3,370.9	$16.0	$6,366.6	$31.3
As of September 30, 2021, 966 AFS debt securities with a combined fair value of $11.9 billion were in an unrealized loss position, with their unrealized losses totaling $152.8 million. Unrealized losses related to AFS debt securities of $90.9 million and $27.3 million related to government-sponsored agency and obligations of states and political subdivisions, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of September 30, 2021, 15% of the AFS corporate debt securities portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s AFS debt securities portfolio as of September 30, 2021 are attributable to changes in overall market interest rates or credit spreads.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2021, Northern Trust did not intend to sell any AFS debt securities in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There was no provision for credit losses for corporate debt AFS securities for the three and nine months ended September 30, 2021 and 2020, respectively. There was no allowance for credit losses for corporate debt AFS securities as of September 30, 2021 and December 31, 2020, respectively. The process for identifying credit losses for corporate debt AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.
Held to Maturity Debt Securities. The following tables provide the amortized cost and fair values at September 30, 2021 and December 31, 2020, and remaining maturities of held to maturity (HTM) debt securities at September 30, 2021.
TABLE 42: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	SEPTEMBER 30, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$111.0	$—	$—	$111.0
Obligations of States and Political Subdivisions	1.0	—	—	1.0
Government Sponsored Agency	6,208.8	5.0	47.4	6,166.4
Non-U.S. Government	2,792.8	5.7	3.7	2,794.8
Corporate Debt	945.8	4.2	2.3	947.7
Covered Bonds	2,988.5	12.2	3.4	2,997.3
Certificates of Deposit	777.8	—	—	777.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,804.9	21.4	41.9	5,784.4
Other Asset-Backed	694.3	1.7	0.1	695.9
Other	472.9	4.7	61.1	416.5
Total	$20,797.8	$54.9	$159.9	$20,692.8

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$90.0	$—	$—	$90.0
Obligations of States and Political Subdivisions	2.1	0.1	—	2.2
Government Sponsored Agency	3.0	0.3	—	3.3
Non-U.S. Government	8,336.6	7.3	0.2	8,343.7
Corporate Debt	588.0	6.5	0.1	594.4
Covered Bonds	3,184.6	24.6	0.3	3,208.9
Certificates of Deposit	807.2	—	—	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,648.0	43.5	0.9	3,690.6
Other Asset-Backed	677.0	0.9	—	677.9
Other	454.6	1.1	76.5	379.2
Total	$17,791.1	$84.3	$78.0	$17,797.4
As of September 30, 2021, the $20.8 billion HTM debt securities portfolio had unrealized losses of $61.1 million, $47.4 million and $41.9 million related to other residential mortgage-backed securities, government-sponsored agency, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 43: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

SEPTEMBER 30, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$111.0	$111.0	$—	$—	$—	$—	$—	$—	$111.0	$111.0
Obligations of States and Political Subdivisions	1.0	1.0	—	—	—	—	—	—	1.0	1.0
Government Sponsored Agency	1,266.9	1,259.1	2,120.8	2,106.2	1,883.8	1,871.9	937.3	929.2	6,208.8	6,166.4
Non-U.S. Government	1,543.0	1,543.0	753.0	757.0	496.8	494.8	—	—	2,792.8	2,794.8
Corporate Debt	25.1	25.1	791.7	794.3	129.0	128.3	—	—	945.8	947.7
Covered Bonds	885.2	887.7	1,572.2	1,581.0	531.1	528.6	—	—	2,988.5	2,997.3
Certificates of Deposit	777.8	777.8	—	—	—	—	—	—	777.8	777.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	842.7	847.7	3,850.4	3,847.2	1,111.8	1,089.5	—	—	5,804.9	5,784.4
Other Asset-Backed	231.4	231.8	424.5	425.6	38.4	38.5	—	—	694.3	695.9
Other	124.8	122.4	179.7	171.9	52.1	50.7	116.3	71.5	472.9	416.5
Total	$5,808.9	$5,806.6	$9,692.3	$9,683.2	$4,243.0	$4,202.3	$1,053.6	$1,000.7	$20,797.8	$20,692.8
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended September 30, 2021, no securities were transferred from AFS to HTM. During the nine months ended September 30, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the three months ended September 30, 2020, no securities were transferred from AFS to HTM. During the nine months ended September 30, 2020, $301.5 million of securities reflected in U.S government were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.

TABLE 44: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF SEPTEMBER 30, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$111.0	$—	$—	$—	$—	$111.0
Obligations of States and Political Subdivisions	—	1.0	—	—	—	1.0
Government Sponsored Agency	6,208.8	—	—	—	—	6,208.8
Non-U.S. Government	657.3	743.1	1,059.3	333.1	—	2,792.8
Corporate Debt	49.2	387.2	509.4	—	—	945.8
Covered Bonds	2,988.5	—	—	—	—	2,988.5
Certificates of Deposit	—	—	—	—	777.8	777.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,004.8	1,767.2	31.7	1.2	—	5,804.9
Other Asset-Backed	694.3	—	—	—	—	694.3
Other	—	—	—	—	472.9	472.9
Total	$14,713.9	$2,898.5	$1,600.4	$334.3	$1,250.7	$20,797.8
Percent of Total	71%	14%	8%	2%	5%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 93% of the HTM portfolio at both September 30, 2021 and December 31, 2020 comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 2% rated BBB at September 30, 2021 and 5% and 7% not rated by Moody’s Investors Service, Standard and Poor’s or Fitch Ratings at September 30, 2021 and December 31, 2020, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. During the three and nine months ended September 30, 2021, gross and net investment security gains were less than $0.1 million. There were no sales of debt securities during the three months ended September 30, 2020. Proceeds of $689.2 million from the sale of debt securities during the nine months ended September 30, 2020 resulted in gross realized debt securities gains of $3.4 million and gross realized debt securities losses of $3.3 million. There were no net investment security (losses) gains for the three months ended September 30, 2020. There was $0.1 million of net investment security gains for the nine months ended September 30, 2020.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2021 and December 31, 2020.
TABLE 45: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
($ In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
U.S. Treasury and Agency Securities	$573.6	$39.8
Total Borrowings	573.6	39.8
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	573.6	39.8
Amounts related to agreements not included in Note 23	—	—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 46: LOANS AND LEASES

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Commercial
Commercial and Institutional	$11,228.4	$10,058.3
Commercial Real Estate	4,333.8	3,558.4
Non-U.S.	2,522.9	1,345.7
Lease Financing, net	11.0	11.4
Other	349.8	288.2
Total Commercial	18,445.9	15,262.0
Personal
Private Client	14,613.8	11,815.1
Residential Real Estate	5,857.0	6,035.7
Non-U.S.	371.5	597.9
Other	168.4	49.0
Total Personal	21,010.7	18,497.7
Total Loans and Leases	$39,456.6	$33,759.7
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2021 and December 31, 2020, equity credit lines totaled $262.2 million and $304.4 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both September 30, 2021 and December 31, 2020.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $2.0 billion at September 30, 2021 and $1.1 billion at December 31, 2020, respectively. Demand deposit overdrafts reclassified as loan balances totaled $6.0 million and $26.4 million at September 30, 2021 and December 31, 2020, respectively. Loans classified as held for sale totaled $120.2 million at September 30, 2021 related to the decision to exit a non-strategic loan portfolio. There were no loans classified as held for sale at December 31, 2020. Loans classified as held for sale are recorded at the lower of cost or fair value.
As of September 30, 2021 and December 31, 2020, there were no leases classified as held for sale.
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
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA has at least 90 days to respond as to the approval or denial of such application. 1,245 applications went through the PPP loan forgiveness process and resulted in $214.0 million of loan principal and interest being forgiven as of September 30, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2021, Northern Trust had 314 outstanding loans totaling $79.6 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.3 million. For its origination efforts, Northern Trust received approximately $2.7 million in SBA fees, net of service charges as of September 30, 2021.
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
Loan and lease segment and class balances as of September 30, 2021 and December 31, 2020 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

September 30, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$878.7	$517.7	$337.1	$208.1	$69.8	$613.2	$4,565.5	$0.1	$7,190.2
4 to 5 Category	918.7	388.6	380.8	244.4	249.9	248.4	1,345.5	33.9	3,810.2
6 to 9 Category	25.3	27.0	48.4	30.9	10.0	2.7	83.7	—	228.0
Total Commercial and Institutional	1,822.7	933.3	766.3	483.4	329.7	864.3	5,994.7	34.0	11,228.4
Commercial Real Estate
Risk Rating:
1 to 3 Category	390.0	241.5	250.7	91.0	15.5	79.6	156.2	2.7	1,227.2
4 to 5 Category	829.4	740.2	601.4	228.0	90.7	415.8	74.4	20.6	3,000.5
6 to 9 Category	19.5	—	55.3	—	20.3	11.0	—	—	106.1
Total Commercial Real Estate	1,238.9	981.7	907.4	319.0	126.5	506.4	230.6	23.3	4,333.8
Non-U.S.
Risk Rating:
1 to 3 Category	1,325.4	231.0	16.6	—	9.1	—	491.2	—	2,073.3
4 to 5 Category	260.9	—	—	2.0	—	71.3	81.4	1.8	417.4
6 to 9 Category	0.1	—	23.1	—	—	—	9.0	—	32.2
Total Non-U.S.	1,586.4	231.0	39.7	2.0	9.1	71.3	581.6	1.8	2,522.9
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	154.5	—	—	—	—	—	—	—	154.5
4 to 5 Category	195.3	—	—	—	—	—	—	—	195.3
Total Other	349.8	—	—	—	—	—	—	—	349.8
Total Commercial	4,997.8	2,146.0	1,713.4	804.4	465.3	1,453.0	6,806.9	59.1	18,445.9
Personal
Private Client
Risk Rating:
1 to 3 Category	282.7	227.6	86.9	13.4	53.9	131.4	7,399.7	64.3	8,259.9
4 to 5 Category	435.1	493.5	533.9	89.0	42.4	72.7	4,490.9	166.3	6,323.8
6 to 9 Category	1.0	5.4	—	20.8	—	0.2	2.7	—	30.1
Total Private Client	718.8	726.5	620.8	123.2	96.3	204.3	11,893.3	230.6	14,613.8
Residential Real Estate
Risk Rating:
1 to 3 Category	923.7	1,142.4	231.5	24.1	67.1	616.8	143.1	—	3,148.7
4 to 5 Category	398.4	993.3	278.2	90.5	109.6	494.8	237.7	1.9	2,604.4
6 to 9 Category	0.5	9.8	7.9	0.6	0.5	69.3	15.1	0.2	103.9
Total Residential Real Estate	1,322.6	2,145.5	517.6	115.2	177.2	1,180.9	395.9	2.1	5,857.0
Non-U.S.
Risk Rating:
1 to 3 Category	11.2	—	30.9	—	—	1.1	41.6	—	84.8
4 to 5 Category	37.0	7.1	6.2	10.4	—	3.9	209.0	12.9	286.5
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	48.2	7.1	37.1	10.4	—	5.2	250.6	12.9	371.5
Other
Risk Rating:
1 to 3 Category	146.7	—	—	—	—	—	—	—	146.7
4 to 5 Category	21.7	—	—	—	—	—	—	—	21.7
Total Other	168.4	—	—	—	—	—	—	—	168.4
Total Personal	2,258.0	2,879.1	1,175.5	248.8	273.5	1,390.4	12,539.8	245.6	21,010.7
Total Loans and Leases	$7,255.8	$5,025.1	$2,888.9	$1,053.2	$738.8	$2,843.4	$19,346.7	$304.7	$39,456.6

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$663.8	$546.0	$204.6	$96.0	$396.0	$448.8	$3,742.4	$5.5	$6,103.1
4 to 5 Category	793.4	505.1	354.1	405.4	134.6	167.3	1,238.7	32.3	3,630.9
6 to 9 Category	34.3	119.8	37.3	42.8	23.0	6.0	61.1	—	324.3
Total Commercial and Institutional	1,491.5	1,170.9	596.0	544.2	553.6	622.1	5,042.2	37.8	10,058.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	406.3	109.2	27.6	36.5	11.8	99.4	124.3	8.7	823.8
4 to 5 Category	703.1	811.8	332.7	107.4	184.5	382.8	60.4	11.4	2,594.1
6 to 9 Category	15.3	55.2	32.0	25.8	—	12.2	—	—	140.5
Total Commercial Real Estate	1,124.7	976.2	392.3	169.7	196.3	494.4	184.7	20.1	3,558.4
Non-U.S.
Risk Rating:
1 to 3 Category	555.2	16.8	—	11.1	—	—	78.5	—	661.6
4 to 5 Category	313.1	0.7	2.0	—	—	157.9	39.2	1.8	514.7
6 to 9 Category	—	23.1	—	—	—	—	146.3	—	169.4
Total Non-U.S.	868.3	40.6	2.0	11.1	—	157.9	264.0	1.8	1,345.7
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.4	—	—	11.4
Total Lease Financing, net	—	—	—	—	—	11.4	—	—	11.4
Other
Risk Rating:
1 to 3 Category	81.7	—	—	—	—	—	—	—	81.7
4 to 5 Category	206.5	—	—	—	—	—	—	—	206.5
Total Other	288.2	—	—	—	—	—	—	—	288.2
Total Commercial	3,772.7	2,187.7	990.3	725.0	749.9	1,285.8	5,490.9	59.7	15,262.0
Personal
Private Client
Risk Rating:
1 to 3 Category	668.6	273.7	51.7	60.4	10.2	136.1	5,392.8	47.9	6,641.4
4 to 5 Category	492.1	479.9	117.3	60.4	77.5	77.5	3,564.7	207.3	5,076.7
6 to 9 Category	6.0	0.5	22.1	3.2	—	—	63.7	1.5	97.0
Total Private Client	1,166.7	754.1	191.1	124.0	87.7	213.6	9,021.2	256.7	11,815.1
Residential Real Estate
Risk Rating:
1 to 3 Category	1,554.3	317.4	42.9	109.9	205.1	627.8	152.8	1.7	3,011.9
4 to 5 Category	854.6	359.5	115.8	163.2	209.7	896.5	273.1	7.4	2,879.8
6 to 9 Category	15.3	8.3	0.7	0.5	1.9	94.8	22.5	—	144.0
Total Residential Real Estate	2,424.2	685.2	159.4	273.6	416.7	1,619.1	448.4	9.1	6,035.7
Non-U.S.
Risk Rating:
1 to 3 Category	23.3	14.9	—	—	—	1.8	275.6	—	315.6
4 to 5 Category	12.7	26.0	11.8	0.5	0.5	7.9	217.5	5.1	282.0
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	36.0	40.9	11.8	0.5	0.5	10.0	493.1	5.1	597.9
Other
Risk Rating:
1 to 3 Category	34.6	—	—	—	—	—	—	—	34.6
4 to 5 Category	14.4	—	—	—	—	—	—	—	14.4
Total Other	49.0	—	—	—	—	—	—	—	49.0
Total Personal	3,675.9	1,480.2	362.3	398.1	504.9	1,842.7	9,962.7	270.9	18,497.7
Total Loans and Leases	$7,448.6	$3,667.9	$1,352.6	$1,123.1	$1,254.8	$3,128.5	$15,453.6	$330.6	$33,759.7

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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of September 30, 2021 and December 31, 2020.
TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
September 30, 2021
Commercial
Commercial and Institutional	$11,155.4	$52.6	$0.5	$0.3	$11,208.8	$19.6	$11,228.4	$8.8
Commercial Real Estate	4,254.8	2.1	—	1.2	4,258.1	75.7	4,333.8	61.2
Non-U.S.	2,522.9	—	—	—	2,522.9	—	2,522.9	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	349.8	—	—	—	349.8	—	349.8	—
Total Commercial	18,293.9	54.7	0.5	1.5	18,350.6	95.3	18,445.9	70.0
Personal
Private Client	14,463.5	118.5	19.9	11.7	14,613.6	0.2	14,613.8	0.2
Residential Real Estate	5,810.1	—	1.4	—	5,811.5	45.5	5,857.0	45.5
Non-U.S.	371.5	—	—	—	371.5	—	371.5	—
Other	168.4	—	—	—	168.4	—	168.4	—
Total Personal	20,813.5	118.5	21.3	11.7	20,965.0	45.7	21,010.7	45.7
Total Loans and Leases	$39,107.4	$173.2	$21.8	$13.2	$39,315.6	$141.0	$39,456.6	$115.7
	Other Real Estate Owned					$0.2
	Total Nonaccrual Assets					$141.2

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2020
Commercial
Commercial and Institutional	$9,877.0	$153.7	$1.2	$—	$10,031.9	$26.4	$10,058.3	$9.1
Commercial Real Estate	3,516.2	2.0	—	—	3,518.2	40.2	3,558.4	32.3
Non-U.S.	1,345.7	—	—	—	1,345.7	—	1,345.7	—
Lease Financing, net	11.4	—	—	—	11.4	—	11.4	—
Other	288.2	—	—	—	288.2	—	288.2	—
Total Commercial	15,038.5	155.7	1.2	—	15,195.4	66.6	15,262.0	41.4
Personal
Private Client	11,765.4	29.1	9.9	7.8	11,812.2	2.9	11,815.1	2.9
Residential Real Estate	5,946.0	23.5	2.9	1.1	5,973.5	62.2	6,035.7	53.8
Non-U.S	596.7	1.2	—	—	597.9	—	597.9	—
Other	49.0	—	—	—	49.0	—	49.0	—
Total Personal	18,357.1	53.8	12.8	8.9	18,432.6	65.1	18,497.7	56.7
Total Loans and Leases	$33,395.6	$209.5	$14.0	$8.9	$33,628.0	$131.7	$33,759.7	$98.1
	Other Real Estate Owned					$0.7
	Total Nonaccrual Assets					$132.4
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $1.5 million and $3.2 million for the three and nine months ended September 30, 2021, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2020, respectively.
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of September 30, 2021 was immaterial to Northern Trust’s financial statements.
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
If the loan valuation is less than the recorded value of the loan, either an allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million) homogeneous loans are collectively evaluated. Northern Trust’s accounting policies for material nonaccrual loans is consistent across all classes of loans and leases.
All loans and leases with TDR modifications are evaluated for additional expected credit losses. The nature and extent of further deterioration in credit quality, including a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Included within nonaccrual loans were $73.5 million and $38.9 million of nonaccrual TDRs, and $23.3 million and $29.3 million of accrual TDRs as of September 30, 2021 and December 31, 2020, respectively.
There were $0.2 million and $10.4 million of aggregate undrawn loan commitments and standby letters of credit at September 30, 2021 and December 31, 2020, respectively, issued to borrowers with TDR modifications of loans.
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three- and nine- month periods ended September 30, 2021 and 2020, and the recorded investments and unpaid principal balances as of September 30, 2021 and 2020.
TABLE 49: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2021			NINE MONTHS ENDED SEPTEMBER 30, 2021
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	6	$19.6	$19.6
Commercial Real Estate	—	—	—	2	28.3	34.5
Total Commercial	—	—	—	8	47.9	54.1
Personal
Residential Real Estate	1	0.2	0.2	8	1.0	1.2
Total Personal	1	0.2	0.2	8	1.0	1.2
Total Loans and Leases	1	$0.2	$0.2	16	$48.9	$55.3
Note: Period-end balances reflect all paydowns and charge-offs during the period.

	THREE MONTHS ENDED SEPTEMBER 30, 2020			NINE MONTHS ENDED SEPTEMBER 30, 2020
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	1	$1.0	$1.0	3	$25.3	$25.5
Total Commercial	1	1.0	1.0	3	25.3	25.5
Personal
Residential Real Estate	10	17.4	17.5	16	18.3	18.7
Total Personal	10	17.4	17.5	16	18.3	18.7
Total Loans and Leases	11	$18.4	$18.5	19	$43.6	$44.2
Note: Period-end balances reflect all paydowns and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended September 30, 2021, the TDR loan modification within residential real estate was an extension of term. During the nine months ended September 30, 2021, the TDR modification of loans within residential real estate were

Notes to Consolidated Financial Statements (unaudited) (continued)
other modifications, deferred principal and extension of term. During the nine months ended September 30, 2021, the TDR modification of loans within commercial and institutional was deferred principal. During the nine months ended September 30, 2021, the TDR modification of loans within commercial real estate were deferred principal, interest rate concessions, and extension of term.
During the three and nine months ended September 30, 2020, the TDR modifications of loans within residential real estate were extensions of term, other modifications, deferred principal, and interest rate concessions. During the three and nine months ended September 30, 2020, the TDR modifications within commercial and institutional were other modifications and extension of term.
There was one residential real estate loan TDR modification during the twelve months ended June 30, 2021, which subsequently had a payment default during the three and nine months ended September 30, 2021. The total recorded investment for this loan was approximately $0.1 million and the unpaid principal balance for this loan was approximately $0.1 million.
There were no residential real estate loan TDR modifications during the twelve months ended June 30, 2020, which subsequently had a payment default during the three and nine months ended September 30, 2020.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of September 30, 2021, Northern Trust held foreclosed real estate properties with a carrying value of $0.2 million as a result of obtaining physical possession. In addition, as of September 30, 2021, Northern Trust had loans with a carrying value of $5.7 million for which formal foreclosure proceedings were in process.
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
The following tables provide, by segment and class, the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of September 30, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule).
TABLE 50: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS IN ACTIVE DEFERRAL STATUS

	SEPTEMBER 30, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Personal
Residential Real Estate	14	$3.2	$0.1	$0.1
Total Personal	14	$3.2	$0.1	$0.1
Total Loans	14	$3.2	$0.1	$0.1

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 51: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	SEPTEMBER 30, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	79	$211.6	$—	$1.7
Commercial Real Estate	83	396.3	—	2.3
Total Commercial	162	$607.9	$—	$4.0

Personal
Private Client	30	$150.7	$—	$1.0
Residential Real Estate	363	125.3	1.4	1.7
Total Personal	393	$276.0	$1.4	$2.7
Total Loans	555	$883.9	$1.4	$6.7

Northern Trust continues to accrue and recognize interest income during the loan deferral period, and hence has not moved these loans to nonaccrual or reported them as past due. Further, these loan balances continue to be assessed on a collective basis for purposes of measuring an allowance for expected credit losses. While these loans are under the COVID-19 loan modification program, this may delay the recognition of nonaccruals and charge-offs. Loans which have exited the COVID-19 loan modification program may be placed on nonaccrual status or charged-off if borrowers were unable to resume their regular payment schedule.
During the quarter ended September 30, 2021, 33 loans with an aggregate principal amount of $80.9 million that had been granted payment deferrals were paid off. As of September 30, 2021, less than 10% of loans that had been granted payment deferrals were either past due or in nonaccrual status.
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
The following table provides information regarding changes in the total allowance for credit losses during the three and nine months ended September 30, 2021 and 2020.
TABLE 52: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$148.8	$46.5	$10.5	$1.2	$207.0
Charge-Offs	—	—	—	—	—
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	1.1	—	—	—	1.1
Provision for Credit Losses	(6.0)	(6.7)	(0.1)	(0.2)	(13.0)
Balance at End of Period	$143.9	$39.8	$10.4	$1.0	$195.1

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$190.7	$61.1	$7.3	$0.8	$259.9
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	5.6	—	—	—	5.6
Net Recoveries (Charge-Offs)	5.2	—	—	—	5.2
Provision for Credit Losses	(52.0)	(21.3)	3.1	0.2	(70.0)
Balance at End of Period	$143.9	$39.8	$10.4	$1.0	$195.1

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$210.2	$49.0	$6.5	$1.3	$267.0
Charge-Offs	(0.8)	—	—	—	(0.8)
Recoveries	1.2	—	—	—	1.2
Net Recoveries (Charge-Offs)	0.4	—	—	—	0.4
Provision for Credit Losses	4.8	(4.1)	0.4	(0.6)	0.5
Balance at End of Period	$215.4	$44.9	$6.9	$0.7	$267.9

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	$102.3	$28.8	$6.6	$0.4	$138.1
Charge-Offs	(3.0)	—	—	—	(3.0)
Recoveries	5.3	—	—	—	5.3
Net Recoveries (Charge-Offs)	2.3	—	—	—	2.3
Provision for Credit Losses	110.8	16.1	0.3	0.3	127.5
Balance at End of Period	$215.4	$44.9	$6.9	$0.7	$267.9
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
There was a $13.0 million release of credit reserves in the current quarter, as compared to a $0.5 million provision in the prior-year quarter. There were net recoveries of $1.1 million during the three months ended September 30, 2021, as compared to net recoveries of $0.4 million for the three months ended September 30, 2020. The release of credit reserves in the current quarter mostly related to undrawn loan commitments and standby letters of credit and loans and leases. For further detail, please see the Allowance for the Loan and Lease Portfolio section below.
There was a $70.0 million release of credit reserves for the nine months ended September 30, 2021, as compared to a $127.5 million provision for the nine months ended September 30, 2020. There were net recoveries of $5.2 million for the nine months ended September 30, 2021, as compared to net recoveries of $2.3 million for the nine months ended September 30, 2020. The

Notes to Consolidated Financial Statements (unaudited) (continued)
release of credit reserves for the nine months ended September 30, 2021 mostly related to loans and leases. For further detail, please see the Allowance for the Loan and Lease Portfolio section below.
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
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three and nine months ended September 30, 2021 and 2020.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED SEPTEMBER 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$118.0	$30.8	$148.8	$43.6	$2.9	$46.5
Charge-Offs	—	—	—	—	—	—
Recoveries	0.4	0.7	1.1	—	—	—
Net Recoveries (Charge-Offs)	0.4	0.7	1.1	—	—	—
Provision for Credit Losses	(2.7)	(3.3)	(6.0)	(6.4)	(0.3)	(6.7)
Balance at End of Period	$115.7	$28.2	$143.9	$37.2	$2.6	$39.8

	NINE MONTHS ENDED SEPTEMBER 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	0.9	4.7	5.6	—	—	—
Net Recoveries (Charge-Offs)	0.9	4.3	5.2	—	—	—
Provision for Credit Losses	(27.4)	(24.6)	(52.0)	(20.4)	(0.9)	(21.3)
Balance at End of Period	$115.7	$28.2	$143.9	$37.2	$2.6	$39.8

	THREE MONTHS ENDED SEPTEMBER 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$162.8	$47.4	$210.2	$46.1	$2.9	$49.0
Charge-Offs	—	(0.8)	(0.8)	—	—	—
Recoveries	0.2	1.0	1.2	—	—	—
Net Recoveries (Charge-Offs)	0.2	0.2	0.4	—	—	—
Provision for Credit Losses	(15.4)	20.2	4.8	(6.0)	1.9	(4.1)
Balance at End of Period	$147.6	$67.8	$215.4	$40.1	$4.8	$44.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	52.2	50.1	102.3	27.7	1.1	28.8
Charge-Offs	(0.1)	(2.9)	(3.0)	—	—	—
Recoveries	2.2	3.1	5.3	—	—	—
Net Recoveries (Charge-Offs)	2.1	0.2	2.3	—	—	—
Provision for Credit Losses	93.3	17.5	110.8	12.4	3.7	16.1
Balance at End of Period	$147.6	$67.8	$215.4	$40.1	$4.8	$44.9
The decrease to the allowance for both loans and leases and undrawn loan commitments and standby letters of credit for the three and nine months ended September 30, 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. Decreases in the collective basis reserve were primarily in the commercial and institutional portfolio.
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
Allowance Related to Credit Exposure Evaluated on an Individual Basis. The allowance is determined through an individual evaluation of loans, leases, and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9, that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of September 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 54: RECORDED INVESTMENTS IN LOANS AND LEASES

	SEPTEMBER 30, 2021			DECEMBER 31, 2020
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$116.8	$76.1	$192.9	$66.6	$65.1	$131.7
Evaluated on a Collective Basis	18,329.1	20,934.6	39,263.7	15,195.4	18,432.6	33,628.0
Total Loans and Leases	18,445.9	21,010.7	39,456.6	15,262.0	18,497.7	33,759.7
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Basis	10.6	—	10.6	8.8	0.3	9.1
Evaluated on a Collective Basis	105.1	28.2	133.3	133.4	48.2	181.6
Allowance Assigned to Loans and Leases	115.7	28.2	143.9	142.2	48.5	190.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	1.6	—	1.6
Evaluated on a Collective Basis	37.2	2.6	39.8	56.0	3.5	59.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	37.2	2.6	39.8	57.6	3.5	61.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$152.9	$30.8	$183.7	$199.8	$52.0	$251.8
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and nine months ended September 30, 2021 and 2020.
TABLE 55: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.6	$1.5	$2.6	$—	$0.1	$4.7	$10.5
Provision for Credit Losses	(0.2)	(0.1)	0.2	—	—	—	(0.1)
Balance at End of Period	$1.4	$1.4	$2.8	$—	$0.1	$4.7	$10.4

	NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$—	$0.1	$5.0	$7.3
Provision for Credit Losses	0.6	1.2	1.6	—	—	(0.3)	3.1
Balance at End of Period	$1.4	$1.4	$2.8	$—	$0.1	$4.7	$10.4

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.5	$0.4	$0.7	$—	$—	$4.9	$6.5
Provision for Credit Losses	0.2	—	(0.1)	0.2	0.1	—	0.4
Balance at End of Period	$0.7	$0.4	$0.6	$0.2	$0.1	$4.9	$6.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	CERTIFICATE OF DEPOSITS	COVERED BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	—	—	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	—	—	4.6	6.6
Provision for Credit Losses	(0.1)	0.1	(0.3)	0.2	0.1	0.3	0.3
Balance at End of Period	$0.7	$0.4	$0.6	$0.2	$0.1	$4.9	$6.9
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.0 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 56: ACCRUED INTEREST

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Loans and Leases	$61.7	$55.3
Debt Securities
Held to Maturity	43.2	26.5
Available for Sale	124.1	153.6
Other Financial Assets	1.3	1.4
Total	$230.3	$236.8
The amount of accrued interest reversed through interest income for loans and leases was immaterial for the three and nine months ended September 30, 2021 and 2020, and there was no accrued interest reversed through interest income related to any other financial assets for the three and nine months ended September 30, 2021 and 2020.

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
The following table presents Northern Trust's pledged assets.
TABLE 57: TYPE OF PLEDGED ASSETS

(In Billions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Securities
Obligations of States and Political Subdivisions	$3.6	$2.9
Government Sponsored Agency and Other Securities	35.5	32.5
Loans	15.7	12.1
Total Pledged Assets	$54.8	$47.5
Collateral required for these purposes totaled $7.5 billion and $5.7 billion at September 30, 2021 and December 31, 2020, respectively.
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 58: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Debt Securities
Available for Sale	$588.5	$33.0	$18.3	$27.1
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $589.0 million and $33.5 million of the pledged collateral as of September 30, 2021 and December 31, 2020, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.

The following table presents the fair value of securities accepted as collateral.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Collateral that may be repledged or sold
Reverse repurchase agreements (1)	$522.1	$1,179.8
Derivative contracts	2.8	0.9

Collateral that may not be repledged or sold
Reverse repurchase agreements	850.0	500.0
(1) The fair value of securities collateral that was repledged or sold totaled $415.6 million at September 30, 2021. There was no repledged or sold collateral as of December 31, 2020.
As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.5 billion for the nine months ended September 30, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the nine months ended September 30, 2021, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 60: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2020	$636.0	$71.2	$707.2
Goodwill Acquired	4.2	—	4.2
Foreign Exchange Rates	(5.8)	(0.1)	(5.9)
Balance at September 30, 2021	$634.4	$71.1	$705.5
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
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2021 and December 31, 2020 were as follows.
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$208.4	$221.3
Less: Accumulated Amortization	112.6	108.7
Net Book Value	$95.8	$112.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $3.4 million and $11.6 million for the three and nine months ended September 30, 2021, and $4.3 million and $12.6 million for the three and nine months ended September 30, 2020. Amortization for the remainder of 2021 and for the years 2022, 2023, 2024, and 2025 is estimated to be $3.3 million, $10.0 million, $9.7 million, $9.6 million, and $9.0 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of September 30, 2021 and December 31, 2020 were as follows.
TABLE 62: CAPITALIZED SOFTWARE

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Gross Carrying Amount	$4,635.7	$4,337.4
Less: Accumulated Amortization	3,003.2	2,744.5
Net Book Value	$1,632.5	$1,592.9

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $98.1 million and $288.0 million, respectively, for the three and nine months ended September 30, 2021, and $91.3 million and $274.0 million, respectively, for the three and nine months ended September 30, 2020.
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
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2021 and 2020.
TABLE 63: RESULTS OF REPORTING SEGMENTS

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$630.2	$584.9	$480.8	$418.9	$—	$—	$1,111.0	$1,003.8
Foreign Exchange Trading Income	63.2	58.4	3.2	3.2	—	—	66.4	61.6
Other Noninterest Income	65.6	56.7	48.0	39.7	(3.6)	(5.3)	110.0	91.1
Total Noninterest Income	759.0	700.0	532.0	461.8	(3.6)	(5.3)	1,287.4	1,156.5
Net Interest Income(1)	158.9	139.9	198.2	196.6	—	—	357.1	336.5
Revenue(1)	917.9	839.9	730.2	658.4	(3.6)	(5.3)	1,644.5	1,493.0
Provision for Credit Losses	(6.9)	(19.2)	(6.1)	19.7	—	—	(13.0)	0.5
Noninterest Expense	716.6	707.3	410.9	386.3	1.2	1.1	1,128.7	1,094.7
Income before Income Taxes(1)	208.2	151.8	325.4	252.4	(4.8)	(6.4)	528.8	397.8
Provision for Income Taxes(1)	50.0	38.7	84.3	66.2	(1.2)	(1.6)	133.1	103.3
Net Income	$158.2	$113.1	$241.1	$186.2	$(3.6)	$(4.8)	$395.7	$294.5
Percentage of Consolidated Net Income	40%	39%	61%	63%	(1)%	(2)%	100%	100%
Average Assets	$119,951.9	$108,823.0	$36,500.9	$32,102.4	$—	$—	$156,452.8	$140,925.4
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.7 million for 2021 and $7.9 million for 2020.

($ In Millions)	CORPORATE & INSTITUTIONAL SERVICES		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,862.2	$1,725.5	$1,387.9	$1,243.4	$—	$—	$3,250.1	$2,968.9
Foreign Exchange Trading Income	205.6	211.8	10.1	10.0	—	—	215.7	221.8
Other Noninterest Income	194.8	167.5	130.5	122.9	(15.7)	(11.0)	309.6	279.4
Total Noninterest Income	2,262.6	2,104.8	1,528.5	1,376.3	(15.7)	(11.0)	3,775.4	3,470.1
Net Interest Income(1)	472.7	516.6	575.0	615.9	—	—	1,047.7	1,132.5
Revenue(1)	2,735.3	2,621.4	2,103.5	1,992.2	(15.7)	(11.0)	4,823.1	4,602.6
Provision for Credit Losses	(29.1)	35.3	(40.9)	92.2	—	—	(70.0)	127.5
Noninterest Expense	2,133.3	2,022.2	1,212.5	1,152.7	21.2	22.3	3,367.0	3,197.2
Income before Income Taxes(1)	631.1	563.9	931.9	747.3	(36.9)	(33.3)	1,526.1	1,277.9
Provision for Income Taxes(1)	153.1	129.9	243.3	187.9	(9.2)	(8.3)	387.2	309.5
Net Income	$478.0	$434.0	$688.6	$559.4	$(27.7)	$(25.0)	$1,138.9	$968.4
Percentage of Consolidated Net Income	42%	45%	60%	58%	(2)%	(3)%	100%	100%
Average Assets	$119,859.4	$102,902.3	$34,821.9	$31,742.9	$—	$—	$154,681.3	$134,645.2
(1)    Non-GAAP financial measures stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $25.6 million for 2021 and $23.7 million for 2020.

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
As of September 30, 2021, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of September 30, 2021, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of September 30, 2021 and December 31, 2020 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to Three-Month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On July 20, 2021, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on October 1, 2021, to stockholders of record as of September 15, 2021.
Series E Preferred Stock. As of September 30, 2021, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of September 30, 2021 and December 31, 2020 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on April 1, 2020, at a rate per annum equal to 4.70%. On July 20, 2021, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on October 1, 2021, to stockholders of record as of September 15, 2021.
Common Stock. On June 25, 2020, the Federal Reserve Board imposed restrictions that were designed to cause large bank holding companies to preserve capital, including suspending share repurchases, capping dividend payments, and only allowing common stock dividends according to a formula based on recent income. On December 18, 2020, the Federal Reserve extended its capital distribution limits into the first quarter of 2021 with certain modifications, which included continuing to limit dividend payments and share repurchases based on recent income. In the first quarter of 2021, the Corporation restarted its share repurchase program in accordance with such limitations. On June 30, 2021, the additional capital distribution restrictions that were put in place in response to the COVID-19 pandemic expired. During the current quarter, the Corporation repurchased 859,587 shares of common stock, including 11,169 shares withheld related to share-based compensation, at a total cost of $100.0 million ($116.34 average price per share). For the nine months ended September 30, 2021, the Corporation repurchased 2,511,564 shares of common stock, including 378,346 shares withheld related to share-based compensation, at a total cost of $265.8 million ($105.84 average price per share). These repurchases were made under the stock repurchase authorization approved by the Board of Directors in July 2018. On October 19, 2021, this program was terminated and replaced with a new repurchase program, under which the Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at September 30, 2021 and 2020, and changes during the three and nine months then ended.
TABLE 64: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2021	$373.0	$(5.4)	$151.8	$(324.7)	$194.7
Net Change	(89.6)	4.6	3.8	0.5	(80.7)
Balance at September 30, 2021	$283.4	$(0.8)	$155.6	$(324.2)	$114.0
(1) The balance at September 30, 2021 includes after-tax net unamortized gains of $91.7 million related to AFS debt securities that have been transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.

	NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(358.4)	2.4	10.9	31.1	(314.0)
Balance at September 30, 2021	$283.4	$(0.8)	$155.6	$(324.2)	$114.0
(1) The balance at September 30, 2021 includes after-tax net unamortized gains of $91.7 million related to AFS debt securities that have been transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.

	THREE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2020	$631.8	$0.3	$145.5	$(407.2)	$370.4
Net Change	33.5	1.3	1.8	17.5	54.1
Balance at September 30, 2020	$665.3	$1.6	$147.3	$(389.7)	$424.5
(1)    Includes net unrealized gains on debt securities transferred from AFS to HTM during the period ended September 30, 2020.

	NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	551.3	5.3	29.5	33.1	619.2
Balance at September 30, 2020	$665.3	$1.6	$147.3	$(389.7)	$424.5
(1)    Includes net unrealized gains on debt securities transferred from AFS to HTM during the period ended September 30, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 65: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30,	2021			2020
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(107.0)	$26.9	$(80.1)	$45.3	$(11.8)	$33.5
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	(12.7)	3.2	(9.5)	—	—	—
Net Gains on Debt Securities(2)	—	—	—	—	—	—
Net Change	$(119.7)	$30.1	$(89.6)	$45.3	$(11.8)	$33.5
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$5.5	$(1.4)	$4.1	$6.6	$(1.6)	$5.0
Interest Rate Contracts	—	—	—	(0.2)	—	(0.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	0.7	(0.2)	0.5	(4.7)	1.2	(3.5)
Net Change	$6.2	$(1.6)	$4.6	$1.7	$(0.4)	$1.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(64.5)	$3.5	$(61.0)	$92.1	$(3.1)	$89.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.1)	—	(0.1)	1.2	(0.3)	0.9
Net Investment Hedge Gains (Losses)	86.7	(21.8)	64.9	(117.4)	29.3	(88.1)
Net Change	$22.1	$(18.3)	$3.8	$(24.1)	$25.9	$1.8
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains	$(15.5)	$3.9	$(11.6)	$12.6	$(3.1)	$9.5
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	16.2	(4.0)	12.2	10.7	(2.6)	8.1
Amortization of Prior Service Cost	(0.2)	0.1	(0.1)	(0.1)	—	(0.1)
Net Change	$0.5	$—	$0.5	$23.2	$(5.7)	$17.5
Total Net Change	$(90.9)	$10.2	$(80.7)	$46.1	$8.0	$54.1

NINE MONTHS ENDED SEPTEMBER 30,	2021			2020
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(453.6)	$116.4	$(337.2)	$736.8	$(185.4)	$551.4
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	(28.3)	7.1	(21.2)	—	—	—
Net Gains on Debt Securities(2)	—	—	—	(0.1)	—	(0.1)
Net Change	$(481.9)	$123.5	$(358.4)	$736.7	$(185.4)	$551.3
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$7.2	$(1.8)	$5.4	$18.1	$(4.5)	$13.6
Interest Rate Contracts	—	—	—	0.2	(0.1)	0.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(4.0)	1.0	(3.0)	(11.2)	2.8	(8.4)
Net Change	$3.2	$(0.8)	$2.4	$7.1	$(1.8)	$5.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(111.7)	$4.8	$(106.9)	$53.1	$(1.0)	$52.1
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.1	(0.1)	—	0.7	(0.2)	0.5
Net Investment Hedge Gains (Losses)	157.3	(39.5)	117.8	(29.8)	6.7	(23.1)
Net Change	$45.7	$(34.8)	$10.9	$24.0	$5.5	$29.5
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(17.2)	$5.1	$(12.1)	$11.8	$(3.0)	$8.8
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	58.0	(14.2)	43.8	32.3	(7.8)	24.5
Amortization of Prior Service Cost	(0.8)	0.2	(0.6)	(0.2)	—	(0.2)
Net Change	$40.0	$(8.9)	$31.1	$43.9	$(10.8)	$33.1
Total Net Change	$(393.0)	$79.0	$(314.0)	$811.7	$(192.5)	$619.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 13 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 66: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions Except Per Common Share Information)	2021	2020	2021	2020
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,116,009	208,106,190	208,199,352	208,351,088
Net Income	$395.7	$294.5	$1,138.9	$968.4
Less: Dividends on Preferred Stock	16.2	16.2	37.1	51.5
Net Income Applicable to Common Stock	379.5	278.3	1,101.8	916.9
Less: Earnings Allocated to Participating Securities	3.0	3.3	9.9	10.6
Earnings Allocated to Common Shares Outstanding	376.5	275.0	1,091.9	906.3
Basic Net Income Per Common Share	$1.81	$1.32	$5.24	$4.35
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,116,009	208,106,190	208,199,352	208,351,088
Plus: Dilutive Effect of Share-based Compensation	807,297	582,304	803,178	672,243
Average Common and Potential Common Shares	208,923,306	208,688,494	209,002,530	209,023,331
Earnings Allocated to Common and Potential Common Shares	$376.5	$275.0	$1,091.9	$906.3
Diluted Net Income Per Common Share	1.80	1.32	5.22	4.34
Note:    For the three and nine months ended September 30, 2021 and 2020, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 67: REVENUE DISAGGREGATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$485.9	$416.4	$1,434.8	$1,231.7
Investment Management and Advisory	549.2	519.3	1,586.8	1,515.2
Securities Lending	20.2	19.8	58.0	70.7
Other	55.7	48.3	170.5	151.3
Total Trust, Investment and Other Servicing Fees	$1,111.0	$1,003.8	$3,250.1	$2,968.9
Other Noninterest Income
Foreign Exchange Trading Income	$66.4	$61.6	$215.7	$221.8
Treasury Management Fees	11.2	11.6	33.7	34.0
Security Commissions and Trading Income	36.5	26.0	104.3	100.9
Other Operating Income	62.3	53.5	171.6	144.4
Investment Security Gains, net	—	—	—	0.1
Total Other Noninterest Income	$176.4	$152.7	$525.3	$501.2
Total Noninterest Income	$1,287.4	$1,156.5	$3,775.4	$3,470.1
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended September 30, 2021, revenue from contracts with clients also includes $26.1 million of the $36.5 million total Security Commissions and Trading Income and $14.0 million of the $62.3 million total Other Operating Income. For the nine months ended September 30, 2021, revenue from contracts with clients also includes $82.0 million of the $104.3 million total Security Commissions and Trading Income and $39.5 million of the $171.6 million total Other Operating Income.
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
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at September 30, 2021 and December 31, 2020.
TABLE 68: CLIENT RECEIVABLES

(In Millions)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Trust Fees Receivable, net(1)	$960.6	$819.3
Other	124.8	116.5
Total Client Receivables	$1,085.4	$935.8
(1) Trust Fees Receivable is net of a $10.5 million and $7.2 million fee receivable allowance as of September 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Net Interest Income
The components of Net Interest Income were as follows:
TABLE 69: NET INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Interest Income
Loans and Leases	$181.2	$167.1	$525.4	$606.4
Securities — Taxable	162.9	182.6	502.5	632.1
— Non-Taxable(1)	0.3	0.3	1.1	1.1
Interest-Bearing Due from and Deposits with Banks(2)	1.9	2.7	7.0	20.0
Federal Reserve and Other Central Bank Deposits and Other	5.0	2.7	8.3	31.3
Total Interest Income	$351.3	$355.4	$1,044.3	$1,290.9
Interest Expense
Deposits	$(16.3)	$(3.5)	$(44.5)	$56.7
Federal Funds Purchased	—	0.1	(0.4)	2.1
Securities Sold Under Agreements to Repurchase	0.1	—	0.1	1.0
Other Borrowings	3.6	5.0	10.3	40.6
Senior Notes	11.7	19.1	39.2	57.0
Long-Term Debt	5.3	5.7	15.9	21.1
Floating Rate Capital Debt	0.5	0.4	1.6	3.6
Total Interest Expense	$4.9	$26.8	$22.2	$182.1
Net Interest Income	$346.4	$328.6	$1,022.1	$1,108.8
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 16 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 70: OTHER OPERATING INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Loan Service Fees	$16.1	$13.6	$49.3	$37.3
Banking Service Fees	12.6	11.8	37.8	34.1
Other Income	33.6	28.1	84.5	73.0
Total Other Operating Income	$62.3	$53.5	$171.6	$144.4
For the three months ended September 30, 2021, Other Operating Income increased compared to the prior-year quarter, primarily driven by distributions from investments in community development projects and higher banking and credit-related service charges, partially offset by lower miscellaneous income. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense.
For the nine months ended September 30, 2021, Other Operating Income increased compared to the prior-year period primarily due to higher banking and credit-related service charges, distributions from investments in community development projects, and higher miscellaneous income, partially offset by higher expenses for existing swap agreements related to Visa Inc. Class B common shares. The higher miscellaneous income was primarily associated with a market value increase in the supplemental compensation plans, which also resulted in a related increase in supplemental compensation plan expense in Other Operating Expense.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 71: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2021	2020	2021	2020
Business Promotion	$27.2	$23.4	$44.0	$50.1
Staff Related	10.3	11.8	26.9	20.5
FDIC Insurance Premiums	3.5	3.2	11.2	8.6
Other Intangibles Amortization	3.4	4.3	11.6	12.6
Other Expenses	36.8	84.3	126.7	182.8
Total Other Operating Expense	$81.2	$127.0	$220.4	$274.6
For the three months ended September 30, 2021, Other Operating Expense decreased compared to the prior-year quarter, primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses, including lower supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in noninterest income. The account servicing activities in the prior-year quarter included a $43.4 million charge related to a corporate action processing error.
For the nine months ended September 30, 2021, Other Operating Expense decreased compared to the prior-year period, primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses, partially offset by higher supplemental compensation plan expense. The higher supplemental compensation plan expense resulted in a related increase in miscellaneous income reported in noninterest income. The account servicing activities in the prior-year period included a $43.4 million charge related to a corporate action processing error.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three and nine months ended September 30, 2021 and 2020.
TABLE 72: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$13.1	$11.9	$39.5	$35.5
Interest Cost	10.4	10.8	30.0	32.4
Expected Return on Plan Assets	(20.0)	(19.2)	(60.2)	(57.6)
Amortization
Net Actuarial Loss	7.1	8.8	25.9	26.4
Prior Service Cost	(0.1)	(0.1)	(0.3)	(0.3)
Net Periodic Pension Expense	$10.5	$12.2	$34.9	$36.4
Settlement Expense	6.9	—	24.5	—
Total Pension Expense	$17.4	$12.2	$59.4	$36.4

NON-U.S. PENSION PLANS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$0.5	$0.6	$1.6	$1.6
Interest Cost	0.5	0.7	1.6	2.1
Expected Return on Plan Assets	(0.6)	(0.8)	(1.9)	(2.3)
Amortization
Net Actuarial Loss	0.3	0.2	0.8	0.8
Prior Service Cost	—	0.1	0.1	0.1
Net Periodic Pension Expense	$0.7	$0.8	$2.2	$2.3
Settlement Expense	(0.2)	0.1	0.7	0.3
Total Pension Expense	$0.5	$0.9	$2.9	$2.6

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$1.3	$1.2	$3.9	$3.4
Interest Cost	0.9	1.2	2.8	3.6
Amortization
Net Actuarial Loss	2.1	1.7	6.2	5.3
Prior Service Cost	0.1	—	0.1	0.1
Net Periodic Pension Expense	$4.4	$4.1	$13.0	$12.4

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Service Cost	$—	$—	$—	$—
Interest Cost	—	0.2	0.2	0.6
Amortization
Net Actuarial (Gain)	—	(0.1)	(0.1)	(0.5)
Prior Service Cost	(0.2)	(0.1)	(0.7)	(0.1)
Net Periodic Postretirement Expense	$(0.2)	$—	$(0.6)	$—
Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. In the second quarter of 2021 it became probable that total lump-sum payments in 2021 would exceed the settlement threshold of the sum of annual service and interest cost. Northern Trust recognized settlement charges related to its U.S. Qualified Plan in the second and third quarter of 2021 and will record a settlement charge in the fourth quarter of 2021.

The quarterly settlement charge represents the pro rata amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation and amounted to $6.9 million and $24.5 million for the three and nine months ended September 30, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

The application of settlement accounting required an interim remeasurement of the U.S. Qualified Plan as of quarter-end. Northern Trust utilized a discount rate of 3.06% based on the established discount rate methodology and an expected rate of return of 5.00%. The remeasurement and the recognition of settlement charges decreased the Projected Benefit Obligation of the U.S Qualified Plan by $81.6 million from $1,470.6 million as of December 31, 2020 to $1,389.0 million as of September 30, 2021, resulting in an overall change of a $26.0 million decrease to the net funded status of the U.S. Qualified Plan.
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the nine months ended September 30, 2021 and 2020, respectively, and $6.7 million and $10.6 million of contributions to the U.S. Non-Qualified Plan during the nine months ended September 30, 2021 and 2020, respectively.
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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2021 and 2020.
TABLE 73: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2021	2020	2021	2020
Restricted Stock Unit Awards	$13.9	$12.2	$67.5	$66.3
Stock Options	—	0.1	—	0.4
Performance Stock Units	2.8	1.6	18.6	16.1
Total Share-Based Compensation Expense	16.7	13.9	86.1	82.8
Tax Benefits Recognized	$4.2	$3.5	$21.6	$20.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of September 30, 2021 and December 31, 2020, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $949.4 million and $919.6 million, respectively, of which $906.7 million and $874.0 million are VIEs as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $313.5 million and $351.6 million, respectively, of which $297.7 million and $335.9 million related to undrawn commitments on VIEs as of September 30, 2021 and December 31, 2020, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $22.0 million and $20.7 million for the three months ended September 30, 2021 and 2020, respectively, and $68.1 million and $59.4 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $76.7 million of money market mutual fund fees for the three months ended September 30, 2021 and $206.7 million for the nine months ended September 30, 2021 related to the low-interest-rate environment and certain competitive factors. Northern Trust voluntarily waived $5.4 million and $5.7 million of money market mutual fund fees for the three and nine months ended September 30, 2020. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of September 30, 2021, and December 31, 2020, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 21 – Commitments and Contingent Liabilities
Off-Balance Sheet Financial Instruments, Guarantees and Other Commitments. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the maximum potential credit exposure should the instrument be fully drawn upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. Northern Trust does not believe the total contractual amount of these instruments to be representative of its future credit exposure or funding requirements.
The following table provides details of Northern Trust's off-balance sheet financial instruments as of September 30, 2021 and December 31, 2020.
TABLE 74: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2021			DECEMBER 31, 2020
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$9,152.6	$18,597.6	$27,750.2	$11,260.5	$17,678.0	$28,938.5
Standby Letters of Credit and Financial Guarantees(2)(3)	1,727.4	453.8	2,181.2	1,228.1	763.5	1,991.6
Commercial Letters of Credit	73.1	—	73.1	54.6	—	54.6
Custody Securities Lent with Indemnification	180,619.4	—	180,619.4	157,478.0	—	157,478.0
Total Off-Balance Sheet Financial Instruments	$191,572.5	$19,051.4	$210,623.9	$170,021.2	$18,441.5	$188,462.7
(1) These amounts exclude $365.9 million and $384.7 million of commitments participated to others at September 30, 2021 and December 31, 2020, respectively.
(2) These amounts include $33.5 million and $24.2 million of standby letters of credit secured by cash deposits or participated to others as of September 30, 2021 and December 31, 2020, respectively.
(3) This amount includes a $509.0 million guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of September 30, 2021. As of December 31, 2020, there was no guarantee to the FICC as Northern Trust became a sponsored member during the third quarter of 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2021 and December 31, 2020 subject to indemnification was $180.6 billion and $157.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2021 or December 31, 2020, related to these indemnifications.
Sponsored Member Program. Effective during the third quarter of 2021, Northern Trust became an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. See Note 23 - Offsetting of Assets and Liabilities for additional information on Northern Trust’s repurchase and reverse repurchase agreements.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of September 30, 2021, there were no unsettled repurchase agreements and $99.5 million of unsettled reverse repurchase agreements. As of December 31, 2020, there were no unsettled repurchase or reverse repurchase agreements.
Clearing and Settlement Organizations. The Bank is a participating member of various cash, securities and foreign exchange clearing and settlement organizations. It participates in these organizations on behalf of its clients and on its own behalf as a result of its own activities. A wide variety of cash and securities transactions are settled through these organizations, including those involving obligations of states and political subdivisions, asset-backed securities, commercial paper, dollar placements, and securities issued by the Government National Mortgage Association.
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At September 30, 2021 and December 31, 2020, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
Legal Proceedings. In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions, and are subject to regulatory examinations, information-gathering requests, investigations, and proceedings, both formal and informal. In certain legal actions, claims for substantial monetary damages are

Notes to Consolidated Financial Statements (unaudited) (continued)

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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2021, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of September 30, 2021 and December 31, 2020.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2021 and December 31, 2020.
TABLE 75: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2021			DECEMBER 31, 2020
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,503.2	$17.6	$9.3	$4,717.6	$8.2	$10.2
Cash Flow Hedges	—	—	—	50.0	0.1	—
Foreign Exchange Contracts
Cash Flow Hedges	1,762.5	12.5	13.5	6,554.4	15.4	104.0
Net Investment Hedges	3,849.0	146.2	5.5	3,480.3	0.1	207.7
Total Derivatives Designated as Hedging under GAAP	$10,114.7	$176.3	$28.3	$14,802.3	$23.8	$321.9
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$104.5	$1.1	$—	$67.7	$0.1	$0.1
Other Financial Derivatives(3)	759.1	—	36.7	745.4	—	35.3
Total Non-Designated Risk Management Derivatives	$863.6	$1.1	$36.7	$813.1	$0.1	$35.4
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$302,703.2	$2,649.6	$2,593.7	$320,563.4	$4,245.1	$4,410.7
Interest Rate Contracts	11,549.4	177.2	98.0	10,573.3	289.2	114.8
Total Client-Related and Trading Derivatives	$314,252.6	$2,826.8	$2,691.7	$331,136.7	$4,534.3	$4,525.5
Total Derivatives Not Designated as Hedging under GAAP	$315,116.2	$2,827.9	$2,728.4	$331,949.8	$4,534.4	$4,560.9
Total Gross Derivatives	$325,230.9	$3,004.2	$2,756.7	$346,752.1	$4,558.2	$4,882.8
Less: Netting(4)		939.5	2,333.9		3,507.8	2,817.1
Total Derivative Financial Instruments		$2,064.7	$422.8		$1,050.4	$2,065.7
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine- month periods ended September 30, 2021 and 2020. Changes in the fair value of the

Notes to Consolidated Financial Statements (unaudited) (continued)

derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three- and nine- month periods ended September 30, 2021 and 2020, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $2.2 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. As of September 30, 2021, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and nine- month periods ended September 30, 2021 and 2020.
TABLE 76: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020
Total amounts on the consolidated statements of income	$351.3	$355.4	$4.9	$26.8	$62.3	$53.5
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	9.3	15.1	(1.4)	(2.9)	—	—
Recognized on hedged items	(9.3)	(15.1)	1.4	2.9	—	—
Amounts related to interest settlements on derivatives	(10.6)	(14.2)	0.9	(2.5)	—	—
Total gains (losses) recognized on fair value hedges	$(10.6)	$(14.2)	$0.9	$(2.5)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.3	$4.2	$—	$—	$(1.0)	$0.3
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	0.2	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.3	$4.4	$—	$—	$(1.0)	$0.3

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
NINE MONTHS ENDED SEPTEMBER 30,	2021	2020	2021	2020	2021	2020
Total amounts on the consolidated statements of income	$1,044.3	$1,290.9	$22.2	$182.1	$171.6	$144.4
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	27.2	(75.6)	(112.4)	152.1	—	—
Recognized on hedged items	(27.2)	75.6	112.4	(152.1)	—	—
Amounts related to interest settlements on derivatives	(14.2)	(11.6)	32.4	6.1	—	—
Total gains (losses) recognized on fair value hedges	$(14.2)	$(11.6)	$32.4	$6.1	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$8.5	$10.8	$—	$—	$(4.5)	$0.1
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	0.3	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$8.5	$11.1	$—	$—	$(4.5)	$0.1

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2021 and December 31, 2020.
TABLE 77: HEDGED ITEMS IN FAIR VALUE HEDGES

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,788.7	$26.9	$2,075.1	$48.8
Senior Notes and Long-Term Subordinated Debt	2,745.5	96.9	2,745.1	221.5
Total	$4,534.2	$123.8	$4,820.2	$270.3
(1)    The cumulative hedge accounting basis adjustment includes $9.8 million related to discontinued hedging relationships of AFS debt securities as of September 30, 2021. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of September 30, 2021.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $86.7 million and losses of $117.4 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2021 and 2020, respectively. Net investment hedge gains of $157.3 million and losses of $29.8 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2021 and 2020, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 for derivative instruments not designated as hedges under GAAP.
TABLE 78: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2021	2020	2021	2020
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.3)	$4.2	$2.7	$3.8
Other Financial Derivatives(1)	Other Operating Income	(3.6)	(5.3)	(15.7)	(11.0)
Gains (Losses) from non-designated risk management derivatives		$(3.9)	$(1.1)	$(13.0)	$(7.2)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$66.4	$61.6	$215.7	$221.8
Interest Rate Contracts	Security Commissions and Trading Income	7.6	2.3	13.4	18.5
Gains (Losses) from client-related and trading derivatives		$74.0	$63.9	$229.1	$240.3
Total gains (losses) from derivatives not designated as hedging under GAAP		$70.1	$62.8	$216.1	$233.1
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
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2021 and December 31, 2020.
TABLE 79: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	SEPTEMBER 30, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,957.7	$936.9	$1,020.8	$2.8	$1,018.0
Interest Rate Swaps OTC	192.6	2.6	190.0	—	190.0
Interest Rate Swaps Exchange Cleared	2.2	—	2.2	—	2.2
Total Derivatives Subject to a Master Netting Arrangement	2,152.5	939.5	1,213.0	2.8	1,210.2
Total Derivatives Not Subject to a Master Netting Arrangement	851.7	—	851.7	—	851.7
Total Derivatives	3,004.2	939.5	2,064.7	2.8	2,061.9
Securities Purchased under Agreements to Resell(2)	$1,372.8	$500.0	$872.8	$872.8	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,799.7	$3,505.3	$294.4	$0.9	$293.5
Interest Rate Swaps OTC	295.9	2.5	293.4	—	293.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	4,097.2	3,507.8	589.4	0.9	588.5
Total Derivatives Not Subject to a Master Netting Arrangement	461.0	—	461.0	—	461.0
Total Derivatives	4,558.2	3,507.8	1,050.4	0.9	1,049.5
Securities Purchased under Agreements to Resell	$1,596.5	$—	$1,596.5	$1,596.5	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.7 billion and $7.3 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2021 and December 31, 2020.
TABLE 80: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	SEPTEMBER 30, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,365.1	$2,268.8	$96.3	$0.5	$95.8
Interest Rate Swaps OTC	106.3	65.1	41.2	—	41.2
Interest Rate Swaps Exchange Cleared	1.0	—	1.0	—	1.0
Other Financial Derivatives	36.7	—	36.7	—	36.7
Total Derivatives Subject to a Master Netting Arrangement	2,509.1	2,333.9	175.2	0.5	174.7
Total Derivatives Not Subject to a Master Netting Arrangement	247.6	—	247.6	—	247.6
Total Derivatives	2,756.7	2,333.9	422.8	0.5	422.3
Securities Sold under Agreements to Repurchase(2)	$1,073.6	$500.0	$573.6	$573.6	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,577.7	$2,718.6	$859.1	$0.5	$858.6
Interest Rate Swaps OTC	125.0	98.5	26.5	—	26.5
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.3	—	35.3	—	35.3
Total Derivatives Subject to a Master Netting Arrangement	3,738.0	2,817.1	920.9	0.5	920.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,144.8	—	1,144.8	—	1,144.8
Total Derivatives	4,882.8	2,817.1	2,065.7	0.5	2,065.2
Securities Sold under Agreements to Repurchase	$39.8	$—	$39.8	$39.8	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $4.7 billion and $3.5 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.
All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to offset receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. Northern Trust’s repurchase agreements and reverse repurchase agreements, other than those in which the counterparty is FICC, do not meet the requirements to net under GAAP.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $142.3 million and $247.9 million, respectively, as of September 30, 2021, and $111.0 million and $49.0 million, respectively, as of December 31, 2020, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $690.4 million and $1,648.2 million at September 30, 2021 and December 31, 2020, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $689.0 million and $1,044.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2021 and December 31, 2020, of $1.4 million and $604.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 24 – Subsequent Events
In September 2021, the holders of the Floating Rate Capital Securities Series A and Series B were notified that such securities would be redeemed at the principal amount plus accrued and unpaid interest on October 15, 2021. In 1997, the Corporation established two statutory business trusts, NTC Capital I and NTC Capital II, for the sole purpose of issuing the Floating Rate Capital Securities, Series A due in January 2027 and the Floating Rate Capital Securities, Series B due in April 2027, respectively. The sole assets of the trusts were the subordinated debentures of Northern Trust Corporation that had the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. On October 15, 2021, concurrently with the redemption of the Floating Rate Capital Securities Series A and B, the corresponding subordinated debentures were fully redeemed for $278.8 million principal amount plus accrued and unpaid interest, with $154.9 million attributable to the Series A subordinated debenture and $123.9 million attributable to the Series B subordinated debenture.
Item 4. Controls and Procedures
As of September 30, 2021, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2021, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2021.
TABLE 81: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
July 1 - 31, 2021	—	$—	—	5,202,847
August 1 - 31, 2021	546,672	116.56	546,672	4,656,175
September 1 - 30, 2021	301,746	115.99	301,746	4,354,429
Total (Third Quarter)	848,418	$116.36	848,418	4,354,429
Repurchases were made pursuant to the repurchase program announced by the Corporation on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. On October 19, 2021, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Northern Trust Corporation Wealth Planning and Tax Consulting Services Plan, as amended and restated effective January 1, 2021.

10.2	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of October 18, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 26, 2021	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)