Form 10-K
period 2021-12-31
NORTHERN TRUST CORP
filed 2022-02-28
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2021 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $24.0 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2022, 207,898,329 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

i 2021 Annual Report | Northern Trust Corporation

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AFS	Available for Sale
AIFMD	Alternative Investment Fund Managers Directive
ALCO	Asset and Liability Management Committee
AMA	Basel Advanced Measurement Approach
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUC/A	Assets Under Custody/Administration
Bank	The Northern Trust Company
Banking book	Northern Trust’s structural assets, liabilities, net investments, and off-balance sheet instruments subject to interest rate risk and/or foreign currency risk. It is distinct from the trading book.
Basel Committee	International Basel Committee on Banking Supervision
BMR	European Union Benchmarks Regulation
BRRD	Bank Recovery and Resolution Directive (EU)
C&IS	Corporate & Institutional Services
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act
CDFIs	Community Development Financial Institutions
CEOC	Compliance & Ethics Oversight Committee
CFA	Criminal Finances Act (UK)
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
Commission	European Commission
Corporation	Northern Trust Corporation
CPRA	California Privacy Rights Act of 2020
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
CRD	Capital Requirements Directive of June 26, 2013 (EU)
CRD V	European Commission revisions to the CRD, effective December 29, 2020
CRO	Chief Risk Officer
CRR	Capital Requirements Regulation of June 26, 2013 (EU)
CRR II	European Commission revisions to the CRR, effective June 28, 2021
CSDR	Central Securities Depositories Regulation (EU)
CSSF	Commission de Surveillance du Secteur Financier (Luxembourg)
DE&I	Diversity, Equity, and Inclusion
DFAST	Dodd-Frank Act Stress Tests
DGS	Deposit Guarantee Schemes
DGSD	Deposit Guarantee Schemes Directive
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBA	European Banking Authority
ECB	European Central Bank
Economic Aid Act	The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act
EEA	European Economic Area

ii 2021 Annual Report | Northern Trust Corporation

Glossary of Terms (continued)

EMIR	European Market Infrastructure Regulation 648/2012
EOP	End of Period
ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	The Board of Governors of the Federal Reserve System
FICC	Fixed Income Clearing Corporation
FINRA	Financial Industry Regulatory Authority
FRC	Fiduciary Risk Committee
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GERC	Global Enterprise Risk Committee
GFX	Global Foreign Exchange
GILTI	Global Intangible Low-Taxed Income
HTM	Held to Maturity
HQLAs	High-Quality Liquid Assets
IBA	ICE Benchmark Administration
IBOR	Interbank Offered Rates
IR	Interest Rate
ISTRC	Information Security and Technology Risk Committee
ITS	Implementing Technical Standards
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis
MIFID	Market in Financial Instruments Directive
MIFIR	Markets in Financial Instruments Regulation
MLD5	Fifth EU Money Laundering Directive
MLRC	Market & Liquidity Risk Committee
MREL	Minimum requirements for own funds and eligible liabilities (EU)
MROC	Model Risk Oversight Committee
MSDC	Macroeconomic Scenario Development Committee
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NAV	Net Asset Value
NFA	National Futures Association
NFTS	Northern Trust Fiduciary Services (Guernsey) Limited
NII	Net Interest Income
N/M	Not Meaningful
NSFR	Net Stable Funding Ratio
ORC	Operational Risk Committee

iii 2021 Annual Report | Northern Trust Corporation

Glossary of Terms (continued)

OREO	Other Real Estate Owned
OTC	Over-the-Counter
OTTI	Other-Than-Temporary Impairment
PD	Probability of Default
PPP	Paycheck Protection Program
PRA	Prudential Regulation Authority
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROU	Right-of-use
RTS	Regulatory Technical Standards
RWA	Risk Weighted Assets
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series D Preferred Stock	Series D Non-Cumulative Perpetual Preferred Stock
Series E Preferred Stock	Series E Non-Cumulative Perpetual Preferred Stock
SOFR	Secured Overnight Finance Rate
SFDR	Sustainable Finance Disclosure Regulations (EU)
SRD II	Shareholder Rights Directive (EU)
SFTR	Securities Financing Transactions and Reuse of Collateral
Taxonomy Regulations	Regulation (EU) 2020/852
TDR	Troubled Debt Restructuring
Trading book	Foreign (non-U.S.) currency trading positions subject to foreign currency risk, as well as trading securities and interest rate derivative transactions, both subject to interest rate risk.
UCITS	Undertakings for the Collective Investment in Transferable Securities
UK	United Kingdom
USD LIBOR	U.S. Dollar LIBOR
VaR	Value-at-Risk
VIE	Variable Interest Entity
WM	Wealth Management

iv 2021 Annual Report | Northern Trust Corporation

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
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2021, the Bank had consolidated assets of $183.7 billion and common bank equity capital of $11.1 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 23 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2021, the Corporation had consolidated total assets of $183.9 billion and stockholders’ equity of $12.0 billion.
The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.

Business Overview
Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Northern Trust reports certain income and expense items not allocated to C&IS and Wealth Management in a third reporting segment, Other.

CORPORATE & INSTITUTIONAL SERVICES
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2021, total C&IS assets under custody/administration, assets under custody, and assets under management were $15.18 trillion, $11.55 trillion, and $1.19 trillion, respectively.

WEALTH MANAGEMENT
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe.
Wealth Management is one of the largest providers of advisory services in the United States, with assets under custody/administration, assets under custody, and assets under management of $1.07 trillion, $1.06 trillion, and $416.1 billion, respectively, at December 31, 2021. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective

2021 Annual Report | Northern Trust Corporation 1

funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management. As discussed above, Northern Trust managed $1.61 trillion in assets as of December 31, 2021, including $1.19 trillion for C&IS clients and $416.1 billion for Wealth Management clients.

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

FINANCIAL HOLDING COMPANY REGULATION
Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company subject to the supervision, examination, and regulation of the Federal Reserve Board. A financial holding company is permitted to engage in a broader range of financial activities than a bank holding company. The Federal Reserve Board has authority to limit the activities that a financial holding company may conduct if any depository institution controlled by the financial holding company is found to no longer be “well-capitalized” and “well-managed” or has not received at least a “satisfactory” rating in its most recent Community Reinvestment Act (CRA) examination. Failure to meet one or more of these requirements may result in restrictions on the Corporation’s ability to exercise powers granted to financial holding companies, to engage in new activities, to continue current activities, or to make acquisitions.

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

2 2021 Annual Report | Northern Trust Corporation

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
Enhanced Prudential Standards. The Dodd-Frank Act, as implemented by the Federal Reserve Board through various rulemakings and amended by the Regulatory Relief Act, generally imposes enhanced prudential requirements on U.S. bank holding companies with at least $100 billion in total consolidated assets, including the Corporation. The enhanced prudential standards include stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures.
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
On March 29, 2019, the Federal Reserve Board and the FDIC provided joint written feedback to the Corporation regarding the resolution plan submitted by the Corporation in December 2017, pursuant to Section 165(d) of the Dodd-Frank Act (the 2017 165(d) Plan). The joint written feedback stated that the Federal Reserve Board and FDIC did not identify shortcomings or deficiencies in the 2017 165(d) Plan. On December 9, 2020, the Corporation received written guidance from the FDIC and Federal Reserve confirming that the 2021 resolution plan submission would be a targeted plan and include a targeted information request related to actions in response to events surrounding the COVID-19 pandemic. On December 17, 2021, the Corporation submitted its 2021 Section 165(d) resolution plan. In this submission, the Corporation addressed the requirements of a targeted resolution plan, as well as the targeted information request specified in the Federal Reserve Board and FDIC guidance letter.
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
Separately, the European Union Bank Recovery and Resolution Directive (BRRD) sets out the framework for the recovery and resolution of European Union (EU) credit institutions and investment firms, including certain of the Bank’s

2021 Annual Report | Northern Trust Corporation 3

subsidiaries and branches, effective January 1, 2015. The BRRD established a set of harmonized rules for early intervention measures, recovery and resolution planning, bail-in powers and requirements for total loss absorbing capital for EU institutions, collectively known as minimum requirements for own funds and eligible liabilities (MREL). The BRRD was materially amended, including with respect to the MREL requirements, with the amended directive coming into force in December 2020. Northern Trust Global Services SE, a Luxembourg-incorporated indirect subsidiary of the Bank, is authorized and supervised by the European Central Bank (ECB) and subject to the prudential supervision of the ECB and the Luxembourg Commission de Surveillance du Secteur Financier (CSSF). As such, Northern Trust Global Services SE falls within the scope of the BRRD and its recovery and resolution planning is overseen by the CSSF and Single Resolution Board (the resolution authority for ECB-supervised institutions).
The United Kingdom (UK) has established a special resolution regime and a resolvability assessment framework overseen by the Bank of England (as the UK resolution authority) which has many similar features to the BRRD, which was substantially incorporated into UK law following the withdrawal of the UK from the EU. The special resolution regime applies to firms that are permitted to accept deposits under Part 4A of the Financial Services and Markets Act 2000. As such, the London branch of the Bank, as a UK branch of a third-country institution that accepts deposits, falls within the scope of the special resolution regime.
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
The Volcker Rule. The Volcker Rule bans proprietary trading subject to exceptions, such as for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The Volcker Rule also imposes significant restrictions on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds, again subject to exceptions. Northern Trust maintains an enterprise-wide compliance program to comply with the Volcker Rule.
Swaps and Other Derivatives. The Dodd-Frank Act imposed a regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, trade reporting, and recordkeeping. The Dodd-Frank Act also requires certain entities to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The Bank is required to register as a swap dealer and its swap dealer activities are subject to the CFTC’s rules and regulations, including rules regarding internal and external business conduct standards, reporting and recordkeeping, mandatory clearing for certain swaps, trade documentation and confirmation requirements, and cross-border swap activities. The Bank is also subject to Federal Reserve Board regulations regarding mandatory posting and collection of margin by certain swap counterparties. The Corporation has not registered and does not expect that it, or any of its affiliates, will be required to register as a security-based swap dealer with the SEC.

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

PAYMENT OF DIVIDENDS
The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve Board, including the stress capital buffer requirement, discussed further in “—Capital Adequacy Requirements” below. Dividends from the Bank are a significant source of funds for the Corporation, and the Corporation’s ability to pay dividends on its common stock therefore depends on the ability of the Bank to pay sufficient dividends to the Corporation.
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

4 2021 Annual Report | Northern Trust Corporation

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
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its most recent company-run stress tests on June 24, 2021.

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
The Bank’s risk-based and leverage capital ratios at December 31, 2021, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2021

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE(1)
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	11.9%	13.2%	12.9%	14.3%	14.1%	15.3%	6.9%	6.9%	8.2%
The Northern Trust Company	12.0%	13.5%	12.0%	13.5%	13.0%	14.4%	6.4%	6.4%	7.6%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%
(1) In November 2019, the Federal Reserve Board and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including the Corporation and the Bank, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. The supplementary leverage ratios at December 31, 2021 for the Corporation and the Bank reflect the impact of this final rule.
Advanced approaches institutions, such as the Corporation and the Bank, are subject to a minimum supplementary leverage ratio of 3.0%. Advanced approaches institutions that are insured depository institutions, such as the Bank, also must maintain at least a 3.0% supplementary leverage ratio to be considered “well-capitalized.” The Corporation is also subject to a stress capital buffer, which integrates forward-looking stress test results with non-stress capital requirements, and the Bank is also subject to a capital conservation buffer, which respectively requires the Corporation and the Bank to hold a buffer of Common Equity Tier 1 capital above the minimum risk-based capital requirements in order to avoid constraints on dividends, equity repurchases and compensation. The minimum capital buffer requirement for advanced approaches banking organizations, such as the Corporation and the Bank, is 2.5%.

2021 Annual Report | Northern Trust Corporation 5

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
As a result of the stress test results published by the Federal Reserve Board on June 24, 2021, the Corporation’s stress capital buffer requirement for the 2021 capital plan cycle was set at 2.5%. The 2021 stress capital buffer became effective October 1, 2021, and results in an effective Common Equity Tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer.

LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations including the Corporation and the Bank maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a prescribed regulatory liquidity stress scenario. As of December 31, 2021, the Corporation and the Bank were in compliance with applicable LCR requirements.
Northern Trust also is subject to the U.S. net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. As of December 31, 2021, the Corporation and the Bank were in compliance with applicable NSFR requirements.
The enhanced prudential standards imposed by the Dodd-Frank Act, as amended by the Regulatory Relief Act, specify certain required liquidity risk management practices for large bank holding companies and banks. The Federal Reserve Board’s October 2019 final tailoring rule targets certain aspects of these requirements based on banking organizations’ business model and risk profile, as delineated into four risk-based categories. The Corporation, a Category II institution under the final tailoring rule, is subject to the liquidity risk management, monthly liquidity stress testing, liquidity buffer, and daily liquidity reporting requirements.

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
Various legal requirements prohibit Northern Trust entities from engaging in business in or with certain jurisdictions and parties, such as organizations and countries suspected of aiding, harboring or engaging in terrorist acts or undermining the sovereignty and territorial integrity of democratic countries. The U.S. Department of the Treasury’s Office of Foreign Assets Control publishes lists of these prohibited parties. If the Corporation or the Bank finds a sanctioned name or jurisdiction on any transaction or account, the Corporation or the Bank must reject or block such account or transaction and notify the appropriate authorities.
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

6 2021 Annual Report | Northern Trust Corporation

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

PRIVACY AND SECURITY
Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt, disclose, and enforce privacy policies with respect to consumer information, setting limitations on disclosure to third parties of consumer information, setting standards for protecting client information and preventing unlawful access to such information, and requiring notice of data breaches in certain circumstances.
Most states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches. For example, a European data protection framework—the General Data Protection Regulation (GDPR)—was adopted on April 8, 2016, and became effective in all European Economic Area (EEA) member states on May 25, 2018. GDPR also has been implemented into UK law as part of the arrangements following the UK’s withdrawal from the EU and operates in conjunction with other local data privacy requirements. GDPR is designed to harmonize data privacy laws across the EEA, to protect EEA citizens’ data privacy and to reshape the way organizations across the region approach data privacy. GDPR has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater.
In the United States, the California Consumer Privacy Act (CCPA) was adopted by the State of California and became effective January 1, 2020, and then enforceable on July 1, 2020. The CCPA substantially increased the rights of California residents to understand how their personal data is collected and used by commercial businesses. The CCPA includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for breaches), and contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. On November 3, 2020, the California Privacy Rights Act of 2020 (CPRA), which amends and supersedes portions of the CCPA, was approved by a majority of California voters. Among other changes, the CPRA establishes the California Privacy Protection Agency to administer, implement, and enforce the CCPA and CPRA. The CPRA is expected to be fully operative beginning in 2023, and will apply to personal information collected on or after January 1, 2022. However, the CCPA, including its implementing regulations, remains in effect until the CPRA is operative.
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

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, branches and subsidiaries conducting banking and asset servicing businesses in the UK are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the Prudential Regulation Authority (PRA) and/or the Financial Conduct Authority (FCA). The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, impose capital requirements, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the EU and the member states in which they are domiciled. For example, Northern Trust Global Services SE as an EU-domiciled credit

2021 Annual Report | Northern Trust Corporation 7

institution in Luxembourg, is subject to the prudential supervision of the ECB and the CSSF. Moreover, Northern Trust’s non-EU branches and subsidiaries conducting financial services activities in the EU may fall within the scope of the laws of the EU and, given the increasing extraterritorial effect of EU legislation, non-EU branches and subsidiaries may still fall within the scope of EU law if they transact outside of the EU with EU clients.
Since January 31, 2020, the UK has not been a member of the EU. EU legislation as it applied to the UK on December 31, 2020 is a part of UK domestic legislation, under the control of the UK’s parliament and assemblies. Most UK law relevant to the Corporation and its subsidiaries is still closely aligned with the EU legislative framework in place in December 2020.
The following items provide a brief description of certain key regulatory requirements in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “The Dodd-Frank Act, as Amended—Resolution Planning” and “Privacy and Security,” respectively, above.

EU and UK Prudential Regulatory Frameworks. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) set out the framework for prudential regulation of credit institutions in the EU, including, among other things, capital and liquidity requirements, leverage, and disclosure and reporting. CRR and CRD have been subject to extensive amendments by a new directive (CRD V) and the revised CRR (CRR II). CRD V and CRR II entered into force on June 27, 2019. CRD V has largely applied since December 29, 2020, and CRD II has largely applied since June 28, 2021. The key changes introduced by CRD V and CRR II include changes to the leverage ratio, the net stable funding ratio, large exposures, and market and counterparty credit risk. Since June 26, 2021, investment firms under the Markets in Financial Instruments Directive (MIFID) have been subject to a new prudential regime under the EU Investment Firm Directive and Investment Firm Regulation. In April 2021, the Financial Services Act came into force in the UK establishing among other things, (i) a framework for the new investment firm prudential framework to apply in the UK and (ii) the UK implementation of Basel III standards, including amendments to CRR implemented into the UK following the withdrawal from the EU. UK and EU branches and subsidiaries of the Corporation may also be subject to local rules on outsourcing and operational resilience.
Markets Regulation. MIFID (which came into force in 2018), the linked Markets in Financial Instruments Regulation (MIFIR), and the European Market Infrastructure Regulation 648/2012 (EMIR) are the primary pieces of EU legislation which regulate, among other things, trading in derivative and securities markets, transaction reporting, investor protection, clearing and risk mitigation. MIFID, MIFIR and EMIR, with applicable amendments, now form part of UK law under the legislation implemented when the UK left the EU.
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. Key features of the CSDR include shorter settlement periods, settlement discipline measures (including mandatory cash penalties and ‘buy-ins’ for settlement fails and settlement fails reporting) and an obligation regarding dematerialization for most securities. In November 2021, EU legislators announced a delay to the implementation of the CSDR mandatory buy-in rules under the settlement discipline regime.
Securities Financing Transactions and Reuse of Collateral Regulation. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral (SFTR) as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions. The SFTR entered into force on January 12, 2016. The reporting obligations under the SFTR have been phased in since April 11, 2020, with the final phase commencing on January 11, 2021.
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
Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) became applicable in all EU member states. The principal objectives of the BMR are to restore investor confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of

8 2021 Annual Report | Northern Trust Corporation

investment funds, and the benchmark-setting process itself. The BMR aims to achieve these objectives by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure. BMR has been incorporated into UK law following the withdrawal from the EU, with applicable amendments. In 2017, the FCA and the Bank of England’s Financial Policy Committee raised questions about the future sustainability of the London Interbank Offered Rate (LIBOR) benchmarks and began planning the transition to alternative reference rates beginning December 31, 2021. The UK and EU legislators have each taken legislative steps to manage the transition from LIBOR. In the UK, the FCA has exercised powers under the BMR to effect the publication of a synthetic LIBOR rate for one-month, three-month and six-month sterling and yen LIBOR beyond 2021. In December 2021, the Critical Benchmarks (References and Administrators’ Liability) Act 2021 was passed in the UK. That legislation includes “safe harbor” provisions to mitigate certain litigation risks associated with contractual continuity following the transition to synthetic LIBOR.
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, social and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g. prospectuses) and in annual reports. Certain significant provisions apply since March 10, 2021. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants and certain investment products.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulations) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including MiFID firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further entity, pre-contractual and periodic disclosures. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants.
Deposit Guarantee Scheme. Eligible deposits held with EU credit institutions and certain other financial entities are subject to the recast Deposit Guarantee Schemes Directive (DGSD) implemented in 2014. It required EU member states to introduce legislation establishing at least one deposit guarantee scheme (DGS). A DGS which is established and recognized in one member state is obliged to cover the depositors (up to certain prescribed amounts) at branches of the same institution in other EU member states. In the UK, the Financial Services Compensation Scheme is the national DGS for the protection and reimbursement of depositors of failed financial institutions.
Fifth EU Money Laundering Directive. On July 9, 2018, the Fifth EU Money Laundering Directive (MLD5) entered into force. MLD5 was required to be transposed into local law by EU member states by January 10, 2020 and introduced the following key changes to the previous EU AML regime: (i) EU member states must ensure that registers of ultimate beneficial owners of companies and other legal entities are accessible to the general public; (ii) the previous AML regime was extended to additional service providers, such as electronic wallet providers, virtual currency exchange service providers, and art dealers, and further specifications regarding the scope of application of MLD5 with respect to tax advisors and estate agents were provided; (iii) the threshold for identifying holders of prepaid cards was lowered to €150; and (iv) EU member states were required to implement enhanced due diligence measures to monitor suspicious transactions involving high-risk countries more strictly. In May 2018, the UK’s Sanctions and Anti-Money Laundering Act came into force. The UK government transposed MLD5 into UK law and, therefore, the UK anti-money laundering regime is currently broadly aligned with the EU.
Shareholder Rights Directive. On May 17, 2017, the recast Shareholder Rights Directive (EU) 2017/828 was published (SRD II). Member states of the EU were required to bring into force the laws, regulations and administrative provisions necessary to comply with the Directive by June 10, 2019. SRD was designed to establish requirements in relation to the exercise of shareholder rights and, recognizing that shares are often held through complex chains of intermediaries, SRD II is designed to improve mechanisms for the identification of shareholders by companies, as well as improve the transmission of information along the chain of intermediaries to facilitate the exercise of shareholder rights. Non-EU intermediaries are required to comply with the requirements if they provide services with respect to shares of companies that have their registered office in the EU. The Commission Implementing Regulation (EU) 2018/1212 of September 3, 2018 set out minimum requirements for implementing SRD II, which have applied since September 3, 2020. SRD II has been incorporated into UK law and remains largely aligned with the EU.
Depositary Books & Records. Following the European Securities and Markets Authority’s opinion on asset segregation and application of depositary delegation rules to central securities depositories published on July 20, 2017, and entered into force on April 1, 2020, changes were introduced by two EU regulations modifying the existing Alternative

2021 Annual Report | Northern Trust Corporation 9

Investment Fund Managers Directive (AIFMD) and UCITS Level 2 Regulations: Commission Delegated Regulation (EU) No 2018/1618 relating to the safe-keeping duties of depositaries of alternative investment funds and Commission Delegated Regulation (EU) No 2018/1619 relating to the safe-keeping duties of depositaries of UCITS. The changes aim to better define asset segregation requirements and to add additional safeguards, primarily focusing on information flow between the depositary and any third party to whom safe-keeping functions have been delegated. The key changes (i) impact the frequency of reconciliations between the depositary’s internal accounts and records and those of any third party in the custody chain, (ii) require the depositary to maintain an independent record separate from the record maintained by the third party, and (iii) increase due diligence obligations where custody of assets is delegated to third parties outside of the EU. AIFMD and the UCITS directive were incorporated into UK law and remain largely aligned with the EU. The changes impact Northern Trust’s subsidiaries providing depositary services to European-domiciled fund clients.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2021, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Human Capital Management
At Northern Trust, our employees are our most important assets. Because the success of our company relies on the strength of the people we employ, our search for and retention of talent is critical. We invest in our employees holistically to continually develop a diverse pipeline of future leaders and to help employees advance their individual careers. The overview below outlines Northern Trust’s human capital objectives—talent management, total rewards, and diversity, equity and inclusion.

EMPLOYEES
Northern Trust employed approximately 21,100 full-time equivalent staff members as of December 31, 2021. The regional breakout of our workforce is 43% North America, 39% Asia-Pacific region, and 18% Europe, Middle East, and Africa.

TALENT ACQUISITION, DEVELOPMENT, AND MANAGEMENT
We pride ourselves in attracting strong talent and have identified the development of diverse talent as a strategic priority. Our focus on career development, work/life balance, diversity, and our unique culture of care and collaboration also contribute to our employer brand.
Sourcing and Recruitment. We target our talent identification, sourcing methods, and recruitment strategies to specific locations using various channels such as job boards, colleges, professional networks, associations and online social networks. We base hiring decisions on a variety of factors including relevant experience and accomplishments, educational background, professional licensing, and strong evidence of integrity and ethical behavior.
Onboarding. Northern Trust is committed to helping all new hires succeed from day one. New employees begin their onboarding journey with a comprehensive learning roadmap that orients them to our history, brand, businesses, and culture. Orientation programs also augment the onboarding experience by providing global, regional, and/or local information along with networking activities to help connect new hires to each other and other colleagues.
Learning and Development. An integrated partnership between our enterprise-wide and functional learning and development teams ensure we deliver holistic training solutions. Through our online learning portal, Northern Trust University, all employees can access a portfolio of professional and functional training solutions most helpful to their role. Our training content is dynamic as we regularly evaluate and offer courses and resources that will allow our employees to develop skills most critical to servicing our clients and developing their careers. An emerging area of focus is helping expand digital, analytical and financial acumen and skills across the enterprise. Many of our programs are interactive, include peer networking, and offer direct access to expert facilitators. Training is offered in both virtual and classroom instructor-led formats.
Talent Cultivation and Review. Northern Trust is committed to identifying and developing a deep pipeline of diverse, future talent at all levels across the globe to meet our evolving business needs. Annually, managers conduct talent assessments, and business and regional leadership teams hold talent reviews focused on specific topics, such as workforce needs, diversity, top talent, development opportunities, readiness for promotion, internal movement, and succession plans. Robust talent discussions are held annually with our executive management team and Board of Directors.
Performance Management. Northern Trust’s annual performance management process includes goal setting, mid-year check-ins, multi-rater feedback, and year-end reviews. Priorities are set by our Chief Executive Officer and applied to each business, department, team and individual. Managers are encouraged to provide regular feedback and real-time coaching to enhance performance outcomes and continually develop our talent.
Engagement and Recognition. Building an inclusive, connected and engaged employee culture is essential to retaining our talent. We invite all employees to provide management with anonymous responses about their everyday experiences at work through an annual Employee Engagement Survey and periodically through pulse surveys and other

10 2021 Annual Report | Northern Trust Corporation

interactive feedback channels. Results are thoroughly evaluated to identify strengths, progress, and opportunities to further strengthen employee engagement, and are transparently shared with both employees and the Board of Directors. We also foster an “attitude of gratitude” through our online recognition platform that allows employees to recognize one another for everyday contributions.

TOTAL REWARDS
Our compensation and benefit programs are designed to be market competitive and positioned around the median of the local market, enabling us to attract and retain talent needed to deliver on Northern Trust’s strategy.
Compensation Programs. Our compensation programs are intended to motivate our employees to deliver the highest-quality service to our clients and achieve the greatest collective business results. They are designed, implemented and communicated to promote behaviors that are consistent with Northern Trust’s desired culture, character and enduring values of service, expertise, and integrity. We also regularly review our compensation processes and programs and take appropriate measures to ensure we can attract and retain talent in relevant markets.
Northern Trust’s base salary programs provide a competitive level of fixed pay reflecting each employee’s position, experience, qualifications and tenure. Additionally, all employees are eligible for incentive compensation to reward performance that delivers superior team or individual results. Incentive compensation is linked to both financial and non-financial performance criteria, including risk considerations, as determined by our Board of Directors and senior management. Select senior leaders and individual contributors may receive a percentage of their incentive in Northern Trust stock to encourage retention of key talent and to align rewards with company performance.
Employee Benefits. While the exact composition of the employee benefit package varies by country, our benefit programs are designed to be locally competitive, to meet the needs of our employees and their families, and to reflect the cultural values of the organization. Typical benefit programs include retirement, health care, paid time off, income protection such as disability and life insurance, leaves of absence, and access to our Employee Assistance Program. We have expanded our focus on employee well-being by providing additional programs and resources to improve wellness. These programs focus on how to manage stress, build resiliency, and be attuned to mental health issues; access to flexible or voluntary benefits; and enhancements to various parental leave offerings.

DIVERSITY, EQUITY, AND INCLUSION (DE&I)
Northern Trust embraces the values of diversity, equity and inclusion and strives to create a work environment in which all individuals are welcomed, respected, supported, and valued so that they can fully participate in, and contribute to, our success and the success of our stakeholders.
Embedding DE&I. Our DE&I strategy is designed to develop a diverse, equitable, and inclusive workforce that represents all perspectives, attributes, experiences and backgrounds. Our Board, through its Corporate Governance Committee, engages in active oversight of our DE&I strategies, programs, and principles. Our Head of Corporate Sustainability, Inclusion and Impact serves as an Executive Vice President, and reports directly to our Chairman and Chief Executive Officer. The following table presents detail with respect to the gender and ethnic diversity of our Board of Directors and executive officers.
TABLE 2: BOARD OF DIRECTORS AND EXECUTIVE OFFICERS REPRESENTATION

	DECEMBER 31, 2021
	FEMALE	MALE	WHITE	BLACK	HISPANIC	ASIAN
Board of Directors	25%	75%	59%	25%	8%	8%
Executive Officers	36%	64%	82%	18%	—%	—%
As of December 31, 2021, our global workforce was 46% female and 54% male, and 37% of our U.S. workforce self-identified as ethnically diverse.
Progress and Accountability. We utilize a global DE&I dashboard to track the organization’s progress and integrate these metrics as part of our overall corporate strategy and goals. To drive accountability for increasing diverse representation across the organization, we measure representation in relation to our hiring, retention and promotion practices. Each business unit evaluates this data, and acts as needed, to improve overall diversity within their organization. Our executive leaders report their progress through the DE&I Executive Council co-chaired by our Chief Executive Officer and our Head of Corporate Sustainability, Inclusion and Impact. Our Global Executive DE&I Council is responsible for providing strategic oversight and defining and driving accountability on the global DE&I priorities.

For information on our response to the COVID-19 pandemic, including with respect to human capital measures to preserve the health and safety of our workforce, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic and Recent Events.”

2021 Annual Report | Northern Trust Corporation 11

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
ITEM 1A - RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the risk factors that we have identified as being most significant to Northern Trust. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock and other securities; reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients, counterparties and/or applicable regulators have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers, which may affect adversely our ability to raise capital and secure other funding or the cost at which we are able to do so. Additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could affect us adversely. Further, we cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face and you should not interpret discussion of any risk to imply that such risk has not already materialized.
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

COVID-19 Pandemic-Related Risks
Our business and results of operations generally have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic.
The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on global economic and market conditions, including heightened volatility in financial markets; global supply chain disruptions; and the institution of social distancing and travel restrictions that resulted in temporary closures of many businesses, lost revenues, and lower levels of employment. Although certain economic conditions have improved since their worst levels during the pandemic, the pandemic continues to evolve, as recently experienced with the rapid spread of variants and continuing outbreaks, and certain of the impacts of the pandemic may continue to affect aspects of our business and results of operations in the future.
These conditions have impacted—or may in the future impact—our business, results of operations, and financial condition negatively, including through lower net interest income resulting from lower interest rates; increased provisions for credit losses; lower revenue from certain of our fee-based businesses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; volatility in foreign exchange rates; deposit flows; and client draws on lines of credit. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In some cases, the COVID-19 pandemic has accelerated the transition from traditional to digital financial services and heightened customer expectations in this area, and this transition may require us to invest greater resources in technological advancements. Further, work-from-home and other modified business practices may introduce additional operational risks, including resiliency, cybersecurity, and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities.
Governments have taken, and may in the future continue to take, measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth; the ultimate impact of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic and/or may result in consequences—intended or unintended—that negatively impact our business.
The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration, spread and severity of COVID-19 and the rise of variants, the actions to contain the virus or treat its impact, including vaccine and testing mandates, the acceptance and efficacy of a global vaccine distribution plan, and

12 2021 Annual Report | Northern Trust Corporation

the timing and extent that normal economic and operating conditions resume. The ongoing pandemic may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” and any subsequent filings with the SEC.

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
The direction and level of interest rates are important factors in our earnings. In response to the COVID-19 pandemic, the Federal Reserve Board further reduced interest rates, which generally had already been low relative to historical levels. While current market expectations are that interest rates will rise in the future, to the extent rates remain historically low, we may continue to experience a compressed net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. Low-interest-rate environments also have a negative impact on our fees earned on certain of our products. For example, we have waived certain fees associated with money market mutual funds due to the low level of short-term interest rates and expect to continue to do so until interest rates rise sufficiently. Low net interest margins and fee waivers each negatively impact our earnings.
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
The monetary, trade and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on economic conditions and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing, and play a role in contributing to or moderating levels of inflation, all of which meaningfully impact our earnings. The actions of the Federal Reserve Board or other regulatory authorities also may reduce the value of financial instruments we hold. Further, their policies can affect our borrowers by

2021 Annual Report | Northern Trust Corporation 13

increasing interest rates or making sources of funding less available, which may increase the risk that borrowers fail to repay their loans from us. Changes in monetary, trade and other governmental policies are beyond our control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.

Uncertainty about the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including current events involving Ukraine and Russia, terrorism or other geopolitical events. Economic challenges faced in various foreign markets, including negative interest rates in some jurisdictions, or lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition, and results of operations.

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
We provide foreign exchange services to our clients, primarily in connection with our global custody business. Foreign currency volatility influences our foreign exchange trading income as does the level of client activity. Foreign currency volatility and changes in client activity may result in reduced foreign exchange trading income. Fluctuations in exchange rates may raise the potential for losses resulting from foreign currency trading positions where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other or offset each other in different time periods. We also are exposed to non-trading foreign currency risk as a result of our holdings of non-U.S. dollar denominated assets and liabilities, investments in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense.
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

14 2021 Annual Report | Northern Trust Corporation

Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope, some or all of which may be exacerbated by the shift to work-from-home arrangements implemented in recent years, include:
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
•negative developments in relationships with key counterparties, third-party vendors, employees or associates in our day-to-day operations; and
•external events that are wholly or partially beyond our control, such as pandemics, geopolitical events, political or social unrest, natural disasters or acts of terrorism.

While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate these risks effectively. We also may fail to identify or fully understand the implications and risks associated with changes in the financial markets or our businesses—particularly as our geographic footprint, product pipeline and client types evolve—and consequently fail to enhance our controls and business continuity plans to address those changes in an adequate or timely fashion. If our controls and business continuity plans do not address the factors noted above and operate to mitigate the associated risks successfully, such factors may have a negative impact on our business (including operational resiliency), financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate for our role as a major financial institution. Nonetheless, if we fail to provide the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

Failures of, or disruptions to, our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the processing, storage and transmission of clients’ and our proprietary and confidential information, and security breaches, including cyber-attacks, could expose us to a risk of theft, loss or other misappropriation of this information. Our security measures may be breached due to the actions of outside parties, employee error, failure of our controls with respect to access to our systems, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary and confidential information, resulting in the theft, loss, destruction, gathering, monitoring, or other misappropriation of this information. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, data privacy and data protection, which may differ and potentially conflict, in various jurisdictions. Regulators globally are introducing the potential for greater monetary fines on institutions that suffer from breaches leading to the misappropriation of such information. Most states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and notification of data breaches. These and other changes in laws or regulations associated with the enhanced protection of personal and other types of information could greatly increase compliance costs and the size of potential fines related to the protection of such information.
Information security and data privacy risks for large financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of the internet, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and activities of hackers, terrorists, organized crime and other external parties, including foreign state actors. If we fail to continue to upgrade our technology infrastructure to ensure effective information security and data privacy relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack and, consequently, subject to significant regulatory penalties. Also, like many large

2021 Annual Report | Northern Trust Corporation 15

enterprises, in response to the COVID-19 pandemic, we have shifted the majority of our professionals to remote work arrangements, and expect that many will continue to work remotely to some extent even as we begin to institute return-to-office plans. This change has enabled us successfully to continue business operations, but also introduces potential new vulnerabilities to cyber threats. Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
The third parties with which we do business also are susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be affected adversely, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business. While we conduct security assessments on third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. In addition, our clients often use their own devices, such as computers, smart phones and tablets, as well as third parties with whom they share information used for authentication, to manage their accounts, which may heighten the risk of system failures, interruptions or security breaches.
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
We could be the subject of legal claims or proceedings related to security incidents, including regulatory investigations and actions. Further, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients in conjunction with security incidents, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation. Although we maintain insurance covering information theft, damage, or destruction from cyber breach incidents, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
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
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it

16 2021 Annual Report | Northern Trust Corporation

plays in our business operations, we must constantly improve and update our information technology infrastructure. Upgrading, replacing, and modernizing these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to, and invest in, changes and advancements in technology and/or to compete for and retain employees with the necessary technical skills and expertise could limit our ability to attract and retain clients, prevent us from offering products and services comparable to those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.

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

Failure of any of our third-party vendors (or their vendors) to perform can result in losses.
Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, and network access. Our use of third-party vendors exposes us to the risk that such vendors (or their vendors) may not comply with their servicing and other contractual obligations, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could have a negative effect on our ability to deliver products and services to our clients and conduct our business. Replacing these third-party vendors or performing the tasks they perform for ourselves could create significant delay and expense.

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our U.S. and non-U.S. business, we are subject to risks of loss from various unfavorable political, economic, legal, public health, or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 31% of our revenue in 2021. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in

2021 Annual Report | Northern Trust Corporation 17

which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
We actively strive to optimize our geographic footprint. This optimization may occur by establishing operations in lower-cost locations or by outsourcing to third-party vendors in various jurisdictions. These efforts expose us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political, public health, and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery.
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
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Failure to control these and other costs, as a result of our failure to execute on our strategies successfully, an overall inflationary environment, or otherwise, could affect our earnings negatively and reduce our competitive position.

Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts (including current events involving Ukraine and Russia) or other similar events have had in the past, or may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict. Please see “Strategic Risks” and “COVID-19 Pandemic-Related Risks” in this “Risk Factors” section for further description of risks associated with climate change and the ongoing COVID-19 pandemic, respectively.

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

18 2021 Annual Report | Northern Trust Corporation

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

The transition away from LIBOR or changes in the method pursuant to which other interest rate benchmarks are determined could adversely impact our business and results of operations.
Many financial markets currently rely on interbank offered rates (each, an IBOR) as mutually agreed upon reference rates serving as the basis for the pricing and valuation of assets, trading positions, loans and other financial transactions. Global regulators have taken steps to discontinue the publication and use of IBOR rates, encourage the development and use of alternative reference rates, and examine the IBOR transition preparations of regulated entities such as Northern Trust. While there are multiple IBORs, LIBOR is the most widely used interest rate benchmark in the world and serves as the reference rate for our floating-rate funding, certain of the products that we own or offer, various lending and securities transactions in which we are involved, and many derivatives that we use to manage our or our clients’ risk. On March 5, 2021, ICE Benchmark Administration (IBA), the administrator of U.S. Dollar LIBOR (USD LIBOR) and other IBORs, announced that publication of 1-week and 2-month USD LIBOR would cease at the end of 2021. Publication of the remaining USD LIBOR tenors will continue until June 30, 2023 to provide additional time to wind down and negotiate existing contracts that reference these rates. Globally, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates, and in accordance with guidance from U.S. regulators, including the Federal Reserve Board, we stopped offering USD LIBOR in new contracts and began offering the Secured Overnight Finance Rate (SOFR) as an alternative to LIBOR in 2021.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks and the Alternative Reference Rate Committee (ARRC) identified, and the Federal Reserve Bank of New York, in May 2018 started to publish, SOFR as its preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. SOFR has different characteristics than LIBOR, and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments; therefore, it is unclear whether and when markets will adopt SOFR as a widely accepted replacement for LIBOR. Various regulators, industry bodies and other market participants in the United States and other countries are engaged in initiatives to develop, introduce and encourage the use of other alternative rate benchmarks. The elimination of LIBOR or any other change in the availability or calculation of LIBOR or other interest rate benchmarks may affect adversely the cost or availability of floating-rate funding; the yield on loans or securities held by us; the amounts received and paid on derivative instruments we have entered into; the value of loans, securities, or derivative instruments held by us or our clients, which, in the case of assets held by our clients, could also negatively impact the amount of fees we earn in relation to such assets; the trading market for securities based on LIBOR or other benchmarks; the terms of new loans being made using different or modified

2021 Annual Report | Northern Trust Corporation 19

reference rates; or our ability to use derivative instruments to manage risk effectively. While we are working to facilitate an orderly transition from LIBOR to alternative interest rate benchmarks for us and our clients and have begun offering SOFR as a LIBOR alternative, there continues to be uncertainty regarding the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks. Further, the transition away from the use of LIBOR and the adoption of alternative interest rate benchmarks, or uncertainty related to any such transition or adoption, has caused, and may in the future cause, us to recognize additional costs. It may also cause us to experience operational disruptions or result in client disputes or litigation, which may negatively impact our business, financial condition or results of operations.

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
In addition, a significant portion of our business involves providing certain services to large, complex clients, which, by their nature, require substantial liquidity. Our failure to manage successfully the liquidity and balance sheet issues attendant to this portion of our business may have a negative impact on our ability to meet client needs and grow.
For more information on regulations and other regulatory changes relating to liquidity, see “Supervision and Regulation—Liquidity Standards” in Item 1, “Business.” Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.

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

20 2021 Annual Report | Northern Trust Corporation

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

Regulatory and Legal Risks
Failure to comply with regulations and/or supervisory expectations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
Virtually every aspect of our business around the world is regulated, generally by domestic and foreign governmental agencies that have broad supervisory powers and the ability to impose sanctions. These regulations cover a variety of matters, including prohibited activities, required capital levels, resolution planning, human trafficking and modern slavery, and privacy and data protection. Some of these requirements are directed specifically at protecting depositors of the Bank, the federal deposit insurance fund and the banking system as a whole, not our stockholders or other security holders. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies, whether formal or based upon supervisory expectations, on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, changes in laws or failure to comply with new requirements or with future changes in laws or regulations may impact our results of operations and financial condition negatively.

Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry may heighten the challenges we face and make regulatory compliance more difficult and costly.
Various regulatory bodies have demonstrated heightened enforcement scrutiny of financial institutions through many regulatory initiatives. These initiatives have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a compliance violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. Governments may take further actions to change significantly the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. We cannot currently predict the impact, if any, of these changes to our business. Additionally, governments and regulators may take actions that increase intervention in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and these likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Any such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully, and also may impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible legislative or regulatory changes and the extent of regulatory activity is uncertain and difficult to predict.
For example, we are unable to predict what, if any, changes to financial services laws and regulations applicable to the financial services industry may be enacted by the U.S. Congress and what the impact of any such changes will be upon our business, financial condition, and results of operations. Moreover, the current U.S. presidential administration has made, and is expected to make further, changes in the leadership and senior staffs of the federal banking agencies which are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of such agencies, the potential impacts of which, if any, we cannot predict with certainty at this time.

We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management

2021 Annual Report | Northern Trust Corporation 21

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

We may be impacted adversely by supervisory and/or regulatory enforcement matters.
In the ordinary course of our business, we are subject to various governmental enforcement inquiries, supervisory examinations, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be directed specifically at us. In conjunction with both supervisory and enforcement matters, we may face limits on our ability to conduct or expand our business, be required to implement corrective actions that increase the costs of conducting business, or become subject to civil or criminal penalties or other remedial sanctions, any of which could result in reputational damage or otherwise have an adverse impact on us. Regulatory enforcement activity and supervisory expectations may heighten relative to the recent past as personnel from the current U.S presidential administration assume positions of leadership in the agencies that regulate or supervise us.

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
While the UK’s withdrawal from the EU, commonly referred to as “Brexit,” officially became effective on December 31, 2020, certain items remain to be negotiated; therefore, the final impact remains uncertain. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that entered into force on May 1, 2021. While the trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, it generally does not address the regulation of financial services. Instead, in March 2021, the UK and the EU agreed upon a framework for voluntary regulatory cooperation and dialogue on financial services issues between the parties in a Memorandum of Understanding, which is expected to be signed after certain formal steps are completed.
Consequently, the ultimate impact of Brexit on the Corporation and the Bank remains uncertain and will depend on the terms of the post-Brexit relationships that remain to be negotiated between the UK and other EU nations, particularly in the area of financial services. We have incurred, and may in the future continue to incur, additional costs associated with Brexit planning measures while unforeseen political, regulatory, or other developments related to Brexit, or operational issues associated with the organizational restructuring related thereto, also may result in additional costs and disruption to our UK and EU businesses.

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

Strategic Risks
If we are not able to attract, retain and motivate personnel, our business could be negatively affected.
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively. Competition for the best employees in most activities in which we

22 2021 Annual Report | Northern Trust Corporation

engage can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain necessary personnel. Factors that affect our ability to attract and retain talented and diverse employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These regulations may not apply to some of our competitors and to other institutions with which we compete for talent. In addition, our current or future approach to in-office and remote work arrangements may not meet the needs or expectations of our current or prospective employees, may not be perceived as favorable as compared to the arrangements offered by competitors and may not be conducive to a collaborative working environment, which could adversely affect our ability to attract, retain and motivate employees. The unexpected loss of services of necessary personnel, both in businesses and corporate functions, could have a material adverse impact on our business because of their skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of necessary employees, either individually or as a group, could affect our clients’ perception of our abilities adversely. The current competitive labor market may also have the effect of heightening many of these risks.

Our operations, businesses and clients could be materially adversely affected by the effects of climate change or concerns related thereto.
There is increasing concern over the risks that climate change presents to our business, financial condition, and results of operations. The physical risks of climate change include rising average global temperatures, rising sea levels, and an increase in the frequency and severity of extreme weather events. Such developments could disrupt our operations, those of our clients, or third parties on which we rely. Further, the consequences of climate change could negatively impact our clients’ ability to pay outstanding loans, reduce the value of collateral, or result in insurance shortfalls.
Climate change could also result in transition risk. Changes in consumer and/or investor preferences, new legislation, and expanded regulatory requirements related to climate risk could adversely impact us or our clients. If we do not identify, quantify, and mitigate such risks successfully, we may experience financial losses, litigation, reputational harm, and losses of investor and stakeholder confidence.

If we do not develop and execute strategic plans successfully, our growth may be impacted negatively.
Our growth depends upon successful, consistent development and execution of our business strategies. A failure to develop and execute these strategies may impact growth negatively. A failure to grow organically or to integrate successfully an acquisition could have an adverse effect on our business. The challenges arising from generating organic growth or the integration of an acquired business may include preserving valuable relationships with employees, clients, suppliers and other business partners, delivering enhanced products and services, as well as combining accounting, data processing and internal control systems. To the extent we enter into transactions to acquire complementary businesses and/or technologies, we may not achieve the expected benefits of such transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation. These risks may be increased if the acquired company operates internationally or in a geographic location where we do not already have significant business operations.
Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the Federal Reserve Board and other domestic and non-U.S. regulatory authorities. These regulatory authorities have the ability to impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. Further, acquisitions we announce may not be completed, or completed in the time frame anticipated, if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.

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

2021 Annual Report | Northern Trust Corporation 23

reduction in the price we can charge for our products and services, which could have, and in some cases has had, a negative effect on our ability to maintain or increase our profitability.

Damage to our reputation could have a direct and negative effect on our ability to compete, grow and generate revenue.
The failure or perceived failure to meet or appropriately address client expectations or fiduciary or other obligations, operational failures, legal and regulatory requirements, potential conflicts of interest, cybersecurity and privacy, social and sustainability concerns related to our business activities or any other of the risks discussed in this Item 1A could materially and adversely affect our reputation as well as our ability to attract and retain clients or employees. Additionally, the actual or alleged actions of our affiliates, vendors or other third parties with which we do business, the actual or alleged actions or statements of our employees or adverse publicity could negatively impact our reputation and significantly harm our business prospects. Damage to our reputation for delivery of a high level of service could undermine the confidence of clients and prospects in our ability to serve them and accordingly affect our earnings negatively. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business and the performance of our common stock. Failure to maintain our reputation ultimately could have an adverse effect on our ability to manage our balance sheet or grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively or lead to a general loss of confidence in, or impact market perception of, financial institutions that could negatively affect us. Further, whereas negative public opinion once was driven primarily by adverse news coverage in traditional media, the proliferation of social media channels utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, including through the rapid dissemination of inaccurate, misleading or false information, which could harm our reputation or have other negative consequences.

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

Failure to understand or appreciate fully the risks associated with development or delivery of new product and service offerings may affect our businesses and earnings negatively.
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

24 2021 Annual Report | Northern Trust Corporation

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
In the course of our business, we are sometimes subject to challenges from U.S. and non-U.S. tax authorities, including states and municipalities, regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income, deductions, tax credits, or the allocation of income among tax jurisdictions, all of which may require a greater provision for taxes or otherwise affect earnings negatively.

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
A significant source of funds for the Corporation is dividends from the Bank. As a result, our ability to pay dividends on the Corporation’s common stock will depend in large part on the ability of the Bank to pay dividends to the Corporation. There are various legal limitations on the extent to which the Bank and the Corporation’s other subsidiaries can supply funds to the Corporation by dividend or otherwise. Dividend payments by the Bank to the Corporation in the future will require continued generation of earnings by the Bank and could require regulatory approval under certain circumstances. If the Bank is unable to pay dividends to the Corporation in the future, our ability to pay dividends on the Corporation’s common stock would be affected adversely.

2021 Annual Report | Northern Trust Corporation 25

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to our preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of the Corporation also generally will be prohibited in the event that we do not declare and pay in full dividends on our Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock). Further, in the future if we default on certain of our outstanding debt we will be prohibited from making dividend payments on our common stock until such payments have been brought current.
Any reduction or elimination of our common stock dividend, or even our failure to maintain the common stock dividend level in a manner comparable to our competitors, likely would have a negative effect on the market price of our common stock. For more information on dividend restrictions, see “Supervision and Regulation—Payment of Dividends” and “Supervision and Regulation—Capital Planning and Stress Testing” in Item 1, “Business.”
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building is one office building in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 23 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in five facilities: a leased facility at 333 South Wabash Avenue in Chicago; a leased facility in Tempe, Arizona; and one leased and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from four facilities in India, two facilities in Ireland, and one facility in the Philippines, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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

Michael G. O’Grady - Mr. O’Grady, age 56, joined Northern Trust in 2011 and has served as Chairman of the Board since January 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial

26 2021 Annual Report | Northern Trust Corporation

Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.
Lauren E. Allnutt - Ms. Allnutt, age 45, joined Northern Trust in 2008 and has served as an Executive Vice President since November 2020 and as Controller since May 2019. Prior to that, Ms. Allnutt served as manager of Global Financial Control from 2014 to April 2019 and led International Accounting Policy and Control from 2013 to 2014.
Peter B. Cherecwich - Mr. Cherecwich, age 57, joined Northern Trust in 2007 and has served as Executive Vice President and President of Corporate & Institutional Services since 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.
Steven L. Fradkin - Mr. Fradkin, age 60, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. From 2004 to 2009, he served as Chief Financial Officer.
Mark C. Gossett - Mr. Gossett, age 60, joined Northern Trust in 1983 and has served as Executive Vice President and Chief Risk Officer since 2020. Prior to that, Mr. Gossett served as Chief Credit Officer and Head of Market and Liquidity Risk from 2014 to 2020 and as Co-Head of Global Foreign Exchange from 2012 to 2014. Mr. Gossett also previously served as the Chief Risk Officer of Asset Management from 2009 to 2012 and as the Chief Operating Officer of Asset Management from 2005 to 2009.
Susan C. Levy - Ms. Levy, age 64, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time. Ms. Levy also previously served as Corporate Secretary from 2018 to April 2021. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.
Teresa A. Parker - Ms. Parker, age 61, joined Northern Trust in 1982 and has served as Executive Vice President and President of Europe, Middle East and Africa since 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for the Asia-Pacific region.
Thomas A. South - Mr. South, age 52, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.
Joyce M. St. Clair - Ms. St. Clair, age 62, joined Northern Trust in 1992 and has served as Executive Vice President and Chief Human Resources Officer since 2018. Prior to that, Ms. St. Clair served as Executive Vice President and Chief Capital Management Officer from 2015 to 2018, as President of Enterprise Operations from 2014 to 2015, as President of Operations & Technology from 2011 to 2014, and as Chief Risk Officer from 2007 to 2011.
Shundrawn A. Thomas - Mr. Thomas, age 48, joined Northern Trust in 2004 and has served as Executive Vice President and President of Asset Management since 2017. Prior to that, Mr. Thomas served as Executive Vice President and Head of the Funds and Managed Accounts Group from 2014 to 2017 and as Head of the Exchange-Traded Funds Group from 2010 to 2014. Mr. Thomas also previously served as President and Chief Executive Officer of Northern Trust Securities, Inc. from 2009 to 2010 and as Head of Corporate Strategy from 2006 to 2009.
Jason J. Tyler - Mr. Tyler, age 50, joined Northern Trust in 2011 and has served as Executive Vice President and Chief Financial Officer since 2020. Prior to that, Mr. Tyler served as Chief Financial Officer of Wealth Management from 2018 to December 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2021 Annual Report | Northern Trust Corporation 27

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,582 shareholders of record as of January 31, 2022.
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2021.

TABLE 3: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2021

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2021	—	$—	—	25,000,000
November 1 - 30, 2021	—	—	—	25,000,000
December 1 - 31, 2021	—	—	—	25,000,000
Total (Fourth Quarter)	—	$—	—	25,000,000

Repurchases prior to October 19, 2021 were made pursuant to the repurchase program announced by the Corporation on July 17, 2018, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. On October 19, 2021, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. For more information, please refer to Note 15, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

28 2021 Annual Report | Northern Trust Corporation

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2021. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2016 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2016 with Reinvestment of Dividends

Five-Year Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
Northern Trust
S&P 500
KBW Bank Index

	DECEMBER 31,
	2016	2017	2018	2019	2020	2021
Northern Trust	$100	$114	$97	$127	$115	$152
S&P 500	100	122	116	153	181	233
KBW Bank Index	100	119	98	133	119	165

ITEM 6 – [RESERVED]

2021 Annual Report | Northern Trust Corporation 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2021. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
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
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (the Bank). The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 23 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms refers to the Corporation and its subsidiaries on a consolidated basis.
COVID-19 PANDEMIC AND RECENT EVENTS
During the COVID-19 pandemic, Northern Trust has remained focused on the health and well-being of its workforce, meeting its clients’ needs and supporting its communities. The majority of Northern Trust’s workforce continues to work remotely and the Corporation continues to adjust its response to the pandemic as needed. The timing of any return to office for our workforce will be driven by the operational, business, and client needs of each location, and will be guided by health and safety guidelines and relevant government mandates. In addition, as the prolonged public health crisis has unfolded, Northern Trust has responded by providing additional health and well-being resources to its employees, including expanded virtual access to health care and well-being programs and diversity, equity, and inclusion resources; a well-being learning center with tools for working effectively in a virtual environment; and virtual focus groups allowing employees to provide feedback and build connections with colleagues. Northern Trust also provided additional paid-time-off for a COVID-19 diagnosis and supported all employees electing to receive the COVID-19 vaccine with additional paid-time-off to obtain and recover from the primary series vaccine or booster shot. To facilitate COVID-19 vaccinations in India and the Philippines, Northern Trust hosted on-site vaccine drives (in India) and participated in a program which provided access to vaccines for our employees (in the Philippines). Northern Trust also reimbursed vaccine costs for employees and their immediate family members in India.
During the pandemic, Northern Trust offered credit assistance to impacted clients under a government lending program and provided payment deferrals. In addition, there have been two forms of relief provided to lenders exempting certain loan modifications which would otherwise be classified as troubled debt restructuring from such classification. Northern Trust elected to apply each of these forms of relief, when applicable, in providing borrowers with qualifying loan modifications, including payment deferrals, in response to the COVID-19 pandemic. Both of these assistance measures have declined since the start of the pandemic. For further information, please refer to Note 6, “Loans and Leases,” provided in Item 8. “Financial Statements and Supplementary Data.”

30 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
TABLE 4: FINANCIAL HIGHLIGHTS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Noninterest Income	$5,081.8	$4,657.6	$4,395.2
Net Interest Income	1,382.7	1,443.2	1,677.9
Total Revenue	$6,464.5	$6,100.8	$6,073.1
Provision for Credit Losses	(81.5)	125.0	(14.5)
Noninterest Expense	4,535.9	4,348.2	4,143.5
Income before Income Taxes	$2,010.1	$1,627.6	$1,944.1
Provision for Income Taxes	464.8	418.3	451.9
Net Income	$1,545.3	$1,209.3	$1,492.2
Preferred Stock Dividends	41.8	56.2	46.4
Net Income Applicable to Common Stock	$1,503.5	$1,153.1	$1,445.8
PER COMMON SHARE
Net Income – Basic	$7.16	$5.48	$6.66
– Diluted	7.14	5.46	6.63
Cash Dividends Declared Per Common Share	2.80	2.80	2.60
Book Value – End of Period (EOP)	53.58	51.87	46.82
Market Price – EOP	119.61	93.14	106.24
SELECTED RATIOS AND METRICS
Return on Average Common Equity	13.9%	11.2%	14.9%
Return on Average Assets	0.99	0.88	1.27
Dividend Payout Ratio	39.2	51.3	39.2
Average Stockholders’ Equity to Average Assets	7.5	8.2	9.1

Net Income increased $336.0 million, or 28%, to $1.55 billion in 2021 from $1.21 billion in 2020. Earnings per diluted common share was $7.14 in 2021 compared to $5.46 in 2020. Return on average common equity increased to 13.9% in 2021 from 11.2% in 2020.
Revenue increased $363.7 million to $6.46 billion in 2021 from $6.10 billion in the prior year, primarily driven by increases in Trust, Investment and Other Servicing Fees of 9% and Other Operating Income of 26%, partially offset by a decrease in Net Interest Income of 4%.
Client assets under custody/administration (AUC/A) increased 12% from $14.53 trillion as of December 31, 2020 to $16.25 trillion as of December 31, 2021, primarily reflecting favorable markets and net inflows, partially offset by unfavorable currency translation. Client assets under custody, a component of AUC/A, increased 12% from $11.26 trillion as of December 31, 2020 to $12.61 trillion as of December 31, 2021. Client assets under custody included $8.24 trillion of global custody assets as of December 31, 2021, which increased 11% from $7.42 trillion as of December 31, 2020. Client assets under management increased 14% to $1.61 trillion as of December 31, 2021 from $1.41 trillion at December 31, 2020 due to favorable markets and net inflows.
The Provision for Credit Losses in 2021 was a release of credit reserves of $81.5 million as compared to a provision of $125.0 million in 2020. The release of credit reserves during 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics, and was driven by improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio. The prior-year provision primarily reflected an increase in the reserve evaluated on a collective basis. The increase in the collective basis reserve was primarily driven by current and projected economic conditions at the time and downgrades in the portfolio, both resulting from the COVID-19 pandemic and related market and economic impacts. Increases in the collective basis reserve were primarily in the commercial and institutional and commercial real estate portfolios. In addition, a $13.7 million increase in the allowance for credit losses, with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes, was recorded on January 1, 2020 upon adoption of the Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.”

2021 Annual Report | Northern Trust Corporation 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense of $4.54 billion in 2021 increased $187.7 million, or 4%, from $4.35 billion in 2020, primarily reflecting increased Outside Services, Compensation, Equipment and Software and Employee Benefits, partially offset by lower Other Operating Expense and Occupancy. Employee Benefits expense in 2021 included pension settlement charges of $27.9 million.
The Provision for Income Taxes in 2021 totaled $464.8 million, representing an effective tax rate of 23.1%. The Provision for Income Taxes in 2020 totaled $418.3 million, representing an effective tax rate of 25.7%. The decrease in the effective tax rate was primarily driven by the lower net tax impact from international operations and $26.8 million of prior-year tax expense related to the reversal of tax benefits previously recognized through earnings.
Northern Trust continued to maintain a strong capital position during 2021, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. For additional information, please refer to the “Capital Management” section.
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2021 compared to 2020. For a discussion related to the consolidated results of operations for 2020 compared to 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 23, 2021.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.
Revenue in 2021 of $6.46 billion increased $363.7 million, or 6%, from $6.10 billion in 2020. Noninterest Income represented 79% and 76% of total revenue in 2021 and 2020, respectively, and totaled $5.08 billion in 2021, which increased $424.2 million, or 9%, from $4.66 billion in 2020.
Noninterest Income in 2021 increased primarily reflecting higher Trust, Investment and Other Servicing Fees and Other Operating Income. Trust, Investment and Other Servicing Fees of $4.36 billion in 2021 increased $366.1 million, or 9%, from $4.00 billion in 2020, primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers. Other Operating Income of $243.9 million in 2021 increased $49.9 million, or 26%, from $194.0 million in the prior year, primarily due to higher banking and credit-related service charges, distributions from investments in community development projects and gains from property sales.
Net Interest Income on a fully taxable equivalent (FTE) basis in 2021 of $1.42 billion decreased $59.3 million, or 4%, from $1.48 billion in 2020, due to a decreased net interest margin, partially offset by higher levels of average earning assets. The net interest margin on an FTE basis decreased to 0.99% in 2021 from 1.19% in 2020, primarily due to lower average interest rates, partially offset by favorable balance sheet volume and mix shift. Average earning assets increased $19.7 billion, or 16%, from $124.1 billion in 2020 to $143.9 billion in 2021, primarily reflecting higher levels of short-term interest bearing deposits, Securities, and Loans and Leases.

32 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Additional information regarding Northern Trust’s revenue by type is provided in the following table.

TABLE 5: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1
Foreign Exchange Trading Income	292.6	290.4	250.9
Treasury Management Fees	44.3	45.4	44.5
Security Commissions and Trading Income	140.2	133.2	103.6
Other Operating Income	243.9	194.0	145.5
Investment Security Losses, net	(0.3)	(0.4)	(1.4)
Total Noninterest Income	$5,081.8	$4,657.6	$4,395.2
Net Interest Income (1)	1,382.7	1,443.2	1,677.9
Total Revenue	$6,464.5	$6,100.8	$6,073.1
(1) Net Interest Income stated on a GAAP basis. Net Interest Income on an FTE basis includes FTE adjustments of $35.6 million, $34.4 million, and $32.8 million for 2021, 2020, and 2019, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees were $4.36 billion in 2021 compared with $4.00 billion in 2020, and are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low-interest-rate environments have historically had a negative impact on fees earned on certain products.
Beginning in the second quarter of 2020, the Corporation began to waive a portion of certain fees associated with money market mutual funds due to the low-interest-rate environment. Northern Trust voluntarily waived $287.8 million and $29.3 million of money market mutual fund fees for the years ended December 31, 2021 and 2020, respectively. These fee waivers are impacted by the level of yields earned and account balances in certain funds, as the yields in these funds remain insufficient to pay the stated fees associated with such funds. If the level of short-term interest rates were to increase as currently expected, fee waivers would likely decline.

The components of Trust, Investment and Other Servicing Fees are provided in the following table.

TABLE 6: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
C&IS Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,818.8	$1,586.1	$1,549.3	15%	2%
Investment Management	443.5	511.1	445.7	(13)	15
Securities Lending	76.7	88.0	87.2	(13)	1
Other	148.3	136.4	129.3	9	6
Total C&IS Trust, Investment and Other Servicing Fees	$2,487.3	$2,321.6	$2,211.5	7%	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$698.7	$607.3	$619.3	15%	(2)%
East	509.3	442.1	422.2	15	5
West	380.2	337.7	330.9	13	2
Global Family Office	285.6	286.3	268.2	—	7
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,873.8	$1,673.4	$1,640.6	12%	2%
Total Consolidated Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1	9%	4%

Corporate & Institutional Services
C&IS Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and Fund Administration fees, the largest component of C&IS fees, are driven primarily by values of client assets under custody/administration, transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee

2021 Annual Report | Northern Trust Corporation 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
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
Custody and Fund Administration fees increased from 2020 to 2021 primarily due to favorable markets, new business and favorable currency translation. Investment Management fees decreased from 2020 to 2021 primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business.
The following tables provide a breakdown of the C&IS assets under custody and under management.

TABLE 7: C&IS ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
North America	$6,566.4	$5,746.4	$4,516.0	14%	27%
Europe, Middle East, and Africa	3,894.3	3,478.2	2,998.5	12	16
Asia Pacific	898.5	976.2	820.3	(8)	19
Securities Lending	195.6	186.9	163.0	5	15
Total Assets Under Custody	$11,554.8	$10,387.7	$8,497.8	11%	22%

TABLE 8: C&IS ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
North America	$789.2	$676.8	$588.4	17%	15%
Europe, Middle East, and Africa	148.5	143.5	125.2	4	15
Asia Pacific	57.7	50.3	40.9	15	23
Securities Lending	195.6	186.9	163.0	5	15
Total Assets Under Management	$1,191.0	$1,057.5	$917.5	13%	15%

Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $195.6 billion and $186.9 billion at December 31, 2021 and 2020, respectively.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from 2020 to 2021, primarily due to favorable markets and new business, partially offset by higher money market mutual fund fee waivers. Global Family Office fee income decreased slightly primarily due to higher money market mutual fund fee waivers, partially offset by favorable markets and new business. The following tables provide a summary of Wealth Management assets under custody and under management.

TABLE 9: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
Global Family Office	$742.6	$600.7	$474.1	24%	27%
Central	139.1	120.0	115.1	16	4
East	105.0	89.1	81.7	18	9
West	70.8	65.3	64.8	8	1
Total Assets Under Custody	$1,057.5	$875.1	$735.7	21%	19%

34 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 10: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
Global Family Office	$144.9	$114.0	$94.2	27%	21%
Central	128.7	109.3	104.4	18	5
East	84.5	73.3	66.8	15	10
West	58.0	51.2	48.4	13	6
Total Assets Under Management	$416.1	$347.8	$313.8	20%	11%

The Wealth Management regions shown are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York, Pennsylvania, and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas and Washington. Global Family Office provides customized services, including but not limited to investment consulting, global custody, fiduciary, and private banking, to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe.

Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.

TABLE 11: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2021	2020	CHANGE	2021	2020	CHANGE
S&P 500	4,271	3,218	33%	4,766	3,756	27%
MSCI EAFE (U.S. dollars)	2,289	1,853	24	2,336	2,148	9
MSCI EAFE (local currency)	1,294	1,074	21	1,362	1,174	16

TABLE 12: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2021	2020	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,355	2,392	(2)%
Barclays Capital Global Aggregate Bond Index	532	559	(5)

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
At December 31, 2021, AUC/A increased from December 31, 2020, primarily reflecting favorable markets and net inflows, partially offset by unfavorable currency translation. Assets under custody, a component of AUC/A, at December 31, 2021, increased from December 31, 2020, and included $8.24 trillion of global custody assets, compared to $7.42 trillion at December 31, 2020.

The following table presents AUC/A by reporting segment.

TABLE 13: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 /2020	2020 /2019
Corporate & Institutional Services	$15,183.2	$13,653.1	$11,311.6	11%	21%
Wealth Management	1,065.6	879.4	738.8	21	19
Total Assets Under Custody/Administration	$16,248.8	$14,532.5	$12,050.4	12%	21%

2021 Annual Report | Northern Trust Corporation 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents assets under custody, a component of AUC/A, by reporting segment.

TABLE 14: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 /2020	2020 / 2019
Corporate & Institutional Services	$11,554.8	$10,387.7	$8,497.8	11%	22%
Wealth Management	1,057.5	875.1	735.7	21	19
Total Assets Under Custody	$12,612.3	$11,262.8	$9,233.5	12%	22%

Consolidated assets under custody increased from the prior year, primarily reflecting favorable markets and net inflows, partially offset by unfavorable currency translation.
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.

TABLE 15: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2021			2020			2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	47%	61%	48%	46%	62%	47%	45%	59%	46%
Fixed Income Securities	35	13	33	36	15	34	37	18	35
Cash and Other Assets	16	26	17	16	23	17	16	23	17
Securities Lending Collateral	2	—	2	2	—	2	2	—	2

The following table presents Northern Trust’s assets under custody by investment type.

TABLE 16: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
Equities	$6,049.1	$5,293.9	$4,298.6	14%	23%
Fixed Income Securities	4,139.6	3,870.9	3,236.5	7	20
Cash and Other Assets	2,228.0	1,911.1	1,535.3	17	24
Securities Lending Collateral	195.6	186.9	163.1	5	15
Total Assets Under Custody	$12,612.3	$11,262.8	$9,233.5	12%	22%

The following table presents Northern Trust’s assets under management by reporting segment.

TABLE 17: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
Corporate & Institutional Services	$1,191.0	$1,057.5	$917.5	13%	15%
Wealth Management	416.1	347.8	313.8	20	11
Total Assets Under Management	$1,607.1	$1,405.3	$1,231.3	14%	14%

Assets under management at the end of 2021 increased from 2020. The increase primarily reflected favorable markets and net inflows.

36 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present the investment allocation and management style of Northern Trust’s assets under management by reporting segment.

TABLE 18: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2021			2020			2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Equities	53%	55%	53%	52%	52%	52%	53%	53%	53%
Fixed Income Securities	11	20	13	11	25	15	12	25	16
Cash and Other Assets	20	25	22	19	23	20	17	22	18
Securities Lending Collateral	16	—	12	18	—	13	18	—	13

TABLE 19: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2021			2020			2019
	C&IS	WM	TOTAL	C&IS	WM	TOTAL	C&IS	WM	TOTAL
Index	60%	24%	50%	58%	24%	50%	59%	27%	51%
Active	37	39	38	38	39	38	37	36	37
Multi-Manager	3	9	5	4	8	5	4	8	5
Other	—	28	7	—	29	7	—	29	7

Other Noninterest Income
The components of other noninterest income, and a discussion of significant changes during 2021 and 2020, are provided below.

TABLE 20: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Foreign Exchange Trading Income	$292.6	$290.4	$250.9	1%	16%
Treasury Management Fees	44.3	45.4	44.5	(3)	2
Security Commissions and Trading Income	140.2	133.2	103.6	5	29
Other Operating Income	243.9	194.0	145.5	26	33
Investment Security Losses, net	(0.3)	(0.4)	(1.4)	N/M	N/M
Total Other Noninterest Income	$720.7	$662.6	$543.1	9%	22%

Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign Exchange Trading Income in 2021 increased from 2020, primarily driven by higher client volumes, partially offset by lower foreign exchange swap activity in Treasury.

Treasury Management Fees
Treasury Management Fees, generated from cash and treasury management products and services provided to clients, in 2021 decreased from 2020.

Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., in 2021 increased from 2020, primarily driven by higher revenue from core brokerage, partially offset by lower revenue from interest rate swaps.

Other Operating Income
Other Operating Income in 2021 increased from 2020 primarily due to higher banking and credit-related service charges, distributions from investments in community development projects and gains from property sales.
Please refer to Note 20, “Other Operating Income” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating income.

2021 Annual Report | Northern Trust Corporation 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Security Losses, Net
ASU 2016-13, adopted on January 1, 2020, replaced the legacy OTTI model with an estimated credit loss model. Refer to the caption "Investment Security Gains and Losses” in Note 4, “Securities,” and the caption “Allowance for Held to Maturity Debt Securities Portfolio” in Note 7, “Allowance for Credit Losses” included under Item 8, “Financial Statements and Supplementary Data.”

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
Net Interest Income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

38 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.

TABLE 21: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)(1)

	2021			2020			2019
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
INTEREST-EARNING ASSETS
Federal Reserve and Other Central Bank Deposits and Other(2)	$11.3	$39,040.8	0.03%	$28.8	$27,921.4	0.10%	$181.7	$18,527.7	0.98%
Interest-Bearing Due from and Deposits with Banks(3)	9.1	5,779.7	0.16	22.4	5,400.8	0.41	72.4	5,996.7	1.21
Federal Funds Sold	—	0.1	0.41	—	2.3	1.37	0.4	12.8	2.73
Securities Purchased under Agreements to Resell	3.5	1,067.4	0.33	3.9	1,253.1	0.31	17.5	835.0	2.10
Securities
U.S. Government	29.5	2,685.4	1.10	63.0	4,256.7	1.48	110.4	5,296.5	2.09
Obligations of States and Political Subdivisions	69.9	3,532.0	1.98	48.2	2,194.3	2.20	24.4	980.5	2.49
Government Sponsored Agency	296.0	24,546.2	1.21	409.0	23,970.4	1.71	583.6	22,634.1	2.58
Other(4)	307.2	30,013.9	1.02	324.1	25,635.1	1.26	381.6	21,773.3	1.75
Total Securities	702.6	60,777.5	1.16	844.3	56,056.5	1.51	1,100.0	50,684.4	2.17
Loans and Leases(5)	715.6	37,207.5	1.92	778.5	33,498.8	2.32	1,160.7	31,052.8	3.74
Total Interest-Earning Assets	1,442.1	143,873.0	1.00	1,677.9	124,132.9	1.35	2,532.7	107,109.4	2.36
Cash and Due from Banks and Other Central Bank Deposits(6)	—	2,285.9	—	—	2,603.0	—	—	2,393.6	—
Other Noninterest-Earning Assets	—	10,204.3	—	—	10,075.2	—	—	8,048.4	—
Total Assets	$—	$156,363.2	—%	$—	$136,811.1	—%	$—	$117,551.4	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$12.8	$28,339.0	0.05%	$47.6	$23,396.4	0.20%	$160.8	$16,577.8	0.97%
Savings Certificates and Other Time	4.8	887.2	0.55	16.5	1,266.4	1.30	16.2	867.5	1.86
Non-U.S. Offices – Interest-Bearing	(78.9)	69,713.4	(0.11)	(15.7)	60,486.3	(0.03)	311.9	54,885.2	0.57
Total Interest-Bearing Deposits	(61.3)	98,939.6	(0.06)	48.4	85,149.1	0.06	488.9	72,330.5	0.68
Federal Funds Purchased	(0.4)	190.6	(0.19)	2.2	980.9	0.22	25.9	1,267.4	2.05
Securities Sold under Agreements to Repurchase	0.2	232.0	0.07	1.0	218.3	0.47	6.4	339.0	1.89
Other Borrowings	14.2	5,049.8	0.28	45.3	6,401.1	0.71	181.7	7,752.5	2.34
Senior Notes	48.3	2,856.4	1.69	72.7	3,233.8	2.24	72.6	2,389.1	3.04
Long-Term Debt	21.1	1,166.1	1.81	26.5	1,189.2	2.24	38.3	1,139.0	3.36
Floating Rate Capital Debt	1.7	218.4	0.78	4.2	277.7	1.52	8.2	277.6	2.98
Total Interest-Related Funds	23.8	108,652.9	0.02	200.3	97,450.1	0.21	822.0	85,495.1	0.96
Interest Rate Spread	—	—	0.98	—	—	1.14	—	—	1.40
Demand and Other Noninterest-Bearing Deposits	—	31,143.5	—	—	23,362.0	—	—	17,455.5	—
Other Noninterest-Bearing Liabilities	—	4,869.8	—	—	4,806.4	—	—	3,952.4	—
Stockholders’ Equity	—	11,697.0	—	—	11,192.6	—	—	10,648.4	—
Total Liabilities and Stockholders’ Equity	$—	$156,363.2	—%	$—	$136,811.1	—%	$—	$117,551.4	—%
Net Interest Income/Margin (FTE Adjusted)	$1,418.3	$—	0.99%	$1,477.6	$—	1.19%	$1,710.7	$—	1.60%
Net Interest Income/Margin (Unadjusted)	$1,382.7	$—	0.96%	$1,443.2	$—	1.16%	$1,677.9	$—	1.57%
(1) Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. On the basis of averages, the percentage of total assets attributable to foreign activities was 19%, 20% and 23% as of December 31, 2021, 2020 and 2019, respectively. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 58%, 56% and 53% as of December 31, 2021, 2020 and 2019, respectively. For additional information, refer to the Geographic Area Information section of Note 32, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
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

2021 Annual Report | Northern Trust Corporation 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2021/2020 CHANGE DUE TO			2020/2019 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$7.8	$(25.3)	$(17.5)	$62.5	$(215.4)	$(152.9)
Interest-Bearing Due from and Deposits with Banks	1.5	(14.8)	(13.3)	(6.5)	(43.5)	(50.0)
Federal Funds Sold	—	—	—	(0.2)	(0.2)	(0.4)
Securities Purchased under Agreements to Resell	(0.6)	0.2	(0.4)	6.1	(19.7)	(13.6)
Securities
U.S. Government	(19.8)	(13.7)	(33.5)	(19.0)	(28.4)	(47.4)
Obligations of States and Political Subdivisions	26.9	(5.2)	21.7	26.9	(3.1)	23.8
Government Sponsored Agency	9.6	(122.6)	(113.0)	32.7	(207.3)	(174.6)
Other	46.9	(63.8)	(16.9)	61.6	(119.1)	(57.5)
Total Securities	63.6	(205.3)	(141.7)	102.2	(357.9)	(255.7)
Loans and Leases	164.0	(226.9)	(62.9)	177.6	(559.8)	(382.2)
Total Interest Income	$236.3	$(472.1)	$(235.8)	$341.7	$(1,196.5)	$(854.8)

Interest-Bearing Deposits
Savings, Money Market and Other	$7.8	$(42.6)	$(34.8)	$48.5	$(161.7)	$(113.2)
Savings Certificates and Other Time	(4.0)	(7.7)	(11.7)	(9.3)	9.6	0.3
Non-U.S. Offices - Interest-Bearing	33.4	(96.6)	(63.2)	29.2	(356.8)	(327.6)
Total Interest-Bearing Deposits	37.2	(146.9)	(109.7)	68.4	(508.9)	(440.5)
Federal Funds Purchased	(0.8)	(1.8)	(2.6)	(4.8)	(18.9)	(23.7)
Securities Sold under Agreements to Repurchase	0.1	(0.9)	(0.8)	(1.7)	(3.7)	(5.4)
Other Borrowings	(8.1)	(23.0)	(31.1)	(27.3)	(109.1)	(136.4)
Senior Notes	(7.9)	(16.5)	(24.4)	22.0	(21.9)	0.1
Long-Term Debt	(0.5)	(4.9)	(5.4)	13.5	(25.3)	(11.8)
Floating Rate Capital Debt	(0.8)	(1.7)	(2.5)	—	(4.0)	(4.0)
Total Interest Expense	$19.2	$(195.7)	$(176.5)	$70.1	$(691.8)	$(621.7)
(Decrease) Increase in Net Interest Income (FTE)	$217.1	$(276.4)	$(59.3)	$271.6	$(504.7)	$(233.1)
(1) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $35.6 million in 2021, $34.4 million in 2020 and $32.8 million in 2019. A reconciliation of net interest income and net interest margin on a GAAP basis to net interest income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

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

Net Interest Income in 2021 decreased from 2020. Net Interest Income, stated on an FTE basis, decreased from 2020, due to a lower net interest margin, partially offset by higher levels of average earning assets. Average earning assets increased in 2021 from 2020, primarily reflecting higher levels of short-term interest bearing deposits, Securities, and Loans and Leases. Funding of the balance sheet reflected higher levels of client deposits.
The net interest margin in 2021 decreased from 2020. The net interest margin on an FTE basis in 2021 decreased from 2020, primarily due to lower average interest rates, partially offset by favorable balance sheet volume and mix shift.
Federal Reserve and Other Central Bank Deposits and Other averaged $39.0 billion in 2021, which increased $11.1 billion, or 40%, from $27.9 billion in 2020, which resulted from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in the securities portfolio and the loan portfolio. Average Securities were $60.8 billion and increased $4.7 billion, or 8%, from $56.1 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $925.5 million, $158.0 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.8 billion in 2021 and $50.9 billion in 2020. Average

40 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.0 billion in 2021 and $5.2 billion in 2020. Interest-Bearing Due From and Deposits with Banks averaged $5.8 billion in 2021 and $5.4 billion in 2020.
Loans and Leases averaged $37.2 billion, which increased $3.7 billion, or 11%, from $33.5 billion in 2020, primarily reflecting higher levels of private client, commercial real estate, non-U.S. loans, commercial and institutional, and residential real estate loans. Private client loans averaged $13.7 billion and increased $2.2 billion, or 20%, from $11.5 billion for the prior-year period. Commercial real estate loans averaged $4.0 billion and increased $723.3 million, or 22%, from $3.3 billion for the prior-year period. Non-U.S. loans averaged $2.5 billion and increased $557.6 million, or 28%, from $2.0 billion for the prior-year period. Commercial and institutional loans averaged $10.4 billion and increased $81.5 million, or 1%, from $10.3 billion for the prior-year period. Residential real estate loans averaged $6.2 billion and increased $74.3 million, or 1%, from $6.1 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $13.8 billion, or 16%, to $98.9 billion in 2021 from $85.1 billion in 2020. Average Interest-Related Funds increased $11.2 billion, or 11%, to $108.7 billion in 2021 from $97.5 billion in 2020. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $8.5 billion, or 32%, to $35.2 billion in 2021 from $26.7 billion in 2020, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits. Average Demand and Other Noninterest-Bearing Deposits increased $7.7 billion , or 33%, to $31.1 billion in 2021 from $23.4 billion in 2020. The average rate on total source of funds was 0.02% in 2021 and 0.16% in 2020.
Interest expense for Interest-Bearing Deposits in the current year was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 70% of total average Interest-Bearing Deposits for the year ended December 31, 2021.

Stockholders’ Equity
Stockholders’ Equity averaged $11.7 billion in 2021, compared with $11.2 billion in 2020. The increase in average Stockholders’ Equity of $504.4 million, or 5%, was primarily attributable to Retained Earnings, partially offset by lower Accumulated Other Comprehensive Income since the prior year, repurchases of common stock pursuant to the Corporation’s share repurchase program and decreased Additional Paid-in Capital. During the year ended December 31, 2021, the Corporation maintained its quarterly common stock dividend at $0.70 per share and repurchased 2,527,544 shares of common stock, returning $861.5 million in capital to common stockholders, compared to $891.8 million in 2020.
The share repurchases were predominantly made pursuant to the repurchase program authorized by the Board of Directors in July 2018. In October 2021, this program was terminated and replaced with a new repurchase program, under which the Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other equity incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulations permit. Please refer to Note 15, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

Provision for Credit Losses
There was an $81.5 million release of credit reserves in 2021, as compared to a provision of $125.0 million in 2020. The release of credit reserves during 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics, and was driven by improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio. The prior-year provision primarily reflected an increase in the reserve evaluated on a collective basis. The increase in the collective basis reserve was primarily driven by current and projected economic conditions at the time and downgrades in the portfolio, both resulting from the COVID-19 pandemic and related market and economic impacts. Increases in the collective basis reserve were primarily in the commercial and institutional and commercial real estate portfolios. In addition, a $13.7 million increase in the allowance for credit losses, with a corresponding cumulative effect adjustment to decrease retained earnings by $10.1 million, net of income taxes, was recorded on January 1, 2020 upon adoption of the Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.”

2021 Annual Report | Northern Trust Corporation 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net recoveries in 2021 totaled $6.3 million resulting from $0.7 million of charge-offs and $7.0 million of recoveries, compared to net charge-offs of $3.2 million in the prior-year resulting from $9.7 million of charge-offs and $6.5 million of recoveries.
Nonaccrual assets at December 31, 2021 decreased 5% from the prior year-end. Commercial real estate, residential real estate, and commercial and institutional accounted for 54%, 30%, and 16%, respectively, of total nonaccrual loans and leases at December 31, 2021. Residential real estate, commercial real estate, commercial and institutional, and private client loans accounted for 47%, 31%, 20%, and 2%, respectively, of total nonaccrual loans and leases at December 31, 2020. For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.

Noninterest Expense
Noninterest Expense for 2021 increased from 2020, primarily reflecting increased Outside Services, Compensation, Equipment and Software and Employee Benefits, partially offset by lower Other Operating Expense and Occupancy. Employee Benefits expense in 2021 included pension settlement charges of $27.9 million.

The components of Noninterest Expense and a discussion of significant changes during 2021 and 2020 are provided below.

TABLE 23: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Compensation	$2,011.0	$1,947.1	$1,859.0	3%	5%
Employee Benefits	431.4	387.7	355.2	11	9
Outside Services	849.4	763.1	774.5	11	(1)
Equipment and Software	736.3	673.5	612.1	9	10
Occupancy	208.7	230.1	212.9	(9)	8
Other Operating Expense	299.1	346.7	329.8	(14)	5
Total Noninterest Expense	$4,535.9	$4,348.2	$4,143.5	4%	5%

Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2021 from 2020, primarily reflecting higher incentives and salary expense. The prior year reflects $52.5 million of severance-related charges. Staff on a full-time equivalent basis totaled approximately 21,100 at December 31, 2021, up 1% from approximately 20,900 at December 31, 2020.

Employee Benefits
Employee Benefits expense in 2021 increased from 2020, primarily reflecting higher retirement plan expenses, medical costs and payroll taxes. There were $27.9 million of pension settlement charges in 2021.

Outside Services
Outside Services expense in 2021 increased from 2020, primarily due to higher technical services costs, third-party advisory fees and sub-custodian expenses.

Equipment and Software
Equipment and Software expense in 2021 increased from 2020, primarily reflecting higher software support and rental costs and higher amortization.

Occupancy
Occupancy expense in 2021 decreased from 2020, primarily due to early lease exits arising from workplace real estate strategies in the prior year, which included $11.9 million of expense related to an early lease exit.

Other Operating Expense
Other Operating Expense in 2021 decreased from 2020 primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses. The account servicing activities in the prior year included a $43.4 million charge related to a corporate action processing error. Please refer to Note 21, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating expenses.

42 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes
The 2021 Provision for Income Taxes was $464.8 million, representing an effective rate of 23.1%. This compares with a Provision for Income Taxes of $418.3 million and an effective rate of 25.7% in 2020. The decrease in the effective tax rate was primarily driven by the lower net tax impact from international operations and $26.8 million of prior-year tax expense related to the reversal of tax benefits previously recognized through earnings.
See Note 22, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.
REPORTING SEGMENTS AND RELATED INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2021 compared to 2020. For a discussion related to the consolidated results of operations by reporting segment for 2020 compared to 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, which was filed with the SEC on February 23, 2021.
    Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management.
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an FTE basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
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
Revenues, expenses and average assets are allocated to C&IS and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within the Other segment.
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

2021 Annual Report | Northern Trust Corporation 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the earnings and average assets for the Corporation.

TABLE 24: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1	9%	4%
Foreign Exchange Trading Income	292.6	290.4	250.9	1	16
Other Noninterest Income	428.1	372.2	292.2	15	27
Total Noninterest Income	5,081.8	4,657.6	4,395.2	9	6
Net Interest Income(1)	1,418.3	1,477.6	1,710.7	(4)	(14)
Revenue(1)	6,500.1	6,135.2	6,105.9	6	—
Provision for Credit Losses	(81.5)	125.0	(14.5)	N/M	N/M
Noninterest Expense	4,535.9	4,348.2	4,143.5	4	5
Income before Income Taxes(1)	2,045.7	1,662.0	1,976.9	23	(16)
Provision for Income Taxes(1)	500.4	452.7	484.7	11	(7)
Net Income	$1,545.3	$1,209.3	$1,492.2	28%	(19)%
Average Assets	$156,363.2	$136,811.1	$117,551.4	14%	16%
(1) Non-GAAP financial measures stated on an FTE basis. The consolidated figures include $35.6 million, $34.4 million, and $32.8 million of FTE adjustments for 2021, 2020, and 2019, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Corporate & Institutional Services
C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. The following table summarizes the results of operations of C&IS for the years ended December 31, 2021, 2020, and 2019 on a management-reporting basis.

TABLE 25: C&IS RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,487.3	$2,321.6	$2,211.5	7%	5%
Foreign Exchange Trading Income	279.0	276.3	232.2	1	19
Other Noninterest Income	261.2	222.5	178.2	17	25
Total Noninterest Income	3,027.5	2,820.4	2,621.9	7	8
Net Interest Income(1)	637.2	665.5	918.7	(4)	(28)
Revenue(1)	3,664.7	3,485.9	3,540.6	5	(2)
Provision for Credit Losses	(33.8)	38.1	1.9	N/M	N/M
Noninterest Expense	2,863.0	2,752.7	2,605.5	4	6
Income before Income Taxes(1)	835.5	695.1	933.2	20	(26)
Provision for Income Taxes(1)	194.1	174.4	219.4	11	(21)
Net Income	$641.4	$520.7	$713.8	23%	(27)%
Percentage of Consolidated Net Income	41%	43%	48%
Average Assets	$120,883.2	$104,790.6	$87,557.1	15%	20%
(1) Non-GAAP financial measures stated on an FTE basis.

C&IS Net Income
Net Income increased in 2021 compared to 2020, primarily reflecting higher Trust, Investment and Other Servicing Fees, a release of credit reserves in the current year as compared to a provision in the prior year and higher Other Noninterest

44 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income, partially offset by higher Noninterest Expense, lower Net Interest Income and an increase in the Provision for Income Taxes.

C&IS Trust, Investment and Other Servicing Fees
For an explanation of C&IS Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

C&IS Foreign Exchange Trading Income
Foreign Exchange Trading Income in 2021 increased from 2020, primarily driven by higher client volumes, partially offset by lower foreign exchange swap activity in Treasury.

C&IS Other Noninterest Income
Other Noninterest Income for 2021 increased from 2020, primarily due to Other Operating Income and Security Commissions and Trading Income.

C&IS Net Interest Income
Net Interest Income on an FTE basis decreased in 2021 from 2020, due to a lower net interest margin, partially offset by an increase in average earning assets. Net interest margin on an FTE basis decreased to 0.60% from 0.75%. Average earning assets of $111.0 billion, increased $16.4 billion, or 17%, from $94.6 billion in the prior year. The earning assets in C&IS consisted primarily of intercompany assets and Loans and Leases. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $69.7 billion in 2021 as compared to $60.5 billion in 2020.

C&IS Provision for Credit Losses
There was a release of credit reserves of $33.8 million for 2021 compared to a provision of $38.1 million for 2020. The release of credit reserves during 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by improvements in projected economic conditions and portfolio credit quality. The 2020 provision reflected an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions at the time and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts on the commercial and institutional portfolio.

C&IS Noninterest Expense
Total C&IS Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2021 from 2020. The increase primarily reflects higher expense allocations, Outside Services expense and Compensation expense including incentives.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management is one of the largest providers of advisory services in the United States with assets under custody/administration, assets under custody, and assets under management of $1.07 trillion, $1.06 trillion, and $416.1 billion, respectively, at December 31, 2021. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2021 Annual Report | Northern Trust Corporation 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2021, 2020, and 2019 on a management-reporting basis.

TABLE 26: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,873.8	$1,673.4	$1,640.6	12%	2%
Foreign Exchange Trading Income	13.6	14.1	18.7	(4)	(25)
Other Noninterest Income	188.2	168.0	131.1	12	28
Total Noninterest Income	2,075.6	1,855.5	1,790.4	12	4
Net Interest Income(1)	781.1	812.1	792.0	(4)	3
Revenue(1)	2,856.7	2,667.6	2,582.4	7	3
Provision for Credit Losses	(47.7)	86.9	(16.4)	N/M	N/M
Noninterest Expense	1,651.1	1,559.7	1,531.6	6	2
Income before Income Taxes(1)	1,253.3	1,021.0	1,067.2	23	(4)
Provision for Income Taxes(1)	317.0	291.8	271.1	9	8
Net Income	$936.3	$729.2	$796.1	28%	(8)%
Percentage of Consolidated Net Income	61%	60%	53%
Average Assets	$35,480.0	$32,020.5	$29,994.3	11%	7%
(1) Non-GAAP financial measures stated on an FTE basis.

Wealth Management Net Income
Wealth Management Net Income increased in 2021, primarily reflecting higher Trust, Investment and Other Servicing Fees, a release of credit reserves in the current year as compared to a provision in the prior year and higher Other Noninterest Income, partially offset by higher Noninterest Expense, lower Net Interest Income and an increase in the Provision for Income Taxes.

Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

Wealth Management Other Noninterest Income
Other Noninterest Income for 2021 increased from 2020, primarily due to higher Other Operating Income driven by gains on property sales.
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2021 decreased from 2020, primarily attributable to a decrease in the net interest margin, partially offset by an increase in earning assets. Net interest margin on an FTE basis decreased to 2.47% from 2.94%. Average earning assets of $32.8 billion in 2021, increased $3.3 billion, or 11%, from $29.5 billion in 2020. Earning assets and funding sources for the year ended December 31, 2021 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

Wealth Management Provision for Credit Losses
There was a release of credit reserves of $47.7 million for 2021 compared to a provision of $86.9 million in 2020. The release of credit reserves during 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional and private client portfolios. The 2020 provision reflected an increase in the reserve evaluated on a collective basis driven by current and projected economic conditions at the time and downgrades in the portfolio, both resulting from the ongoing COVID-19 pandemic and related market and economic impacts, primarily impacting the commercial real estate and commercial and institutional portfolios.

Wealth Management Noninterest Expense
Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2021 from 2020.

46 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase primarily reflects higher expense allocations, Compensation expense including incentives and Employee Benefits.

Other
Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are included within Other. The following table summarizes the results of operations of the Other segment for the years ended December 31, 2021, 2020, and 2019 on a management-reporting basis.

TABLE 27: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2021	2020	2019	2021 / 2020	2020 / 2019
Noninterest Income	$(21.3)	$(18.3)	$(17.1)	N/M	N/M
Net Interest Income(1)	—	—	—	N/M	N/M
Revenue(1)	(21.3)	(18.3)	(17.1)	N/M	N/M
Noninterest Expense	21.8	35.8	6.4	(39)	N/M
Income (Loss) before Income Taxes(1)	(43.1)	(54.1)	(23.5)	N/M	N/M
Provision (Benefit) for Income Taxes(1)	(10.7)	(13.5)	(5.8)	N/M	N/M
Net Income	$(32.4)	$(40.6)	$(17.7)	N/M	N/M
Percentage of Consolidated Net Income	(2)%	(3)%	(1)%
Average Assets	$—	$—	$—	N/M	N/M
(1) Non-GAAP financial measures stated on an FTE basis.

Other—Noninterest Income
Noninterest Income in 2021 decreased from 2020 due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares.

Other—Noninterest Expense
Noninterest Expense in 2021 decreased from 2020, primarily due to lower costs arising from prior-year workplace real estate strategies and a one-time supplemental payment to employees in response to COVID-19 pandemic in the prior year, offset by pension settlement charges in 2021.

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

2021 Annual Report | Northern Trust Corporation 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At December 31, 2021, Northern Trust managed $1.61 trillion in assets for personal and institutional clients, including $1.19 trillion for C&IS clients and $416.1 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2021, 2020 and 2019 by investment type.

TABLE 28: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2021	2020	2019	2021 / 2020	2020 / 2019
Equities	$856.5	$733.7	$650.8	17%	13%
Fixed Income Securities	216.1	204.8	193.8	6	6
Cash and Other Assets	338.9	279.9	223.6	21	25
Securities Lending Collateral	195.6	186.9	163.1	5	15
Total Assets Under Management	$1,607.1	$1,405.3	$1,231.3	14%	14%

Assets under management increased at year-end 2021 from year-end 2020. The increase primarily reflected favorable markets and net inflows. The following table presents activity in consolidated assets under management by product during the years ended December 31, 2021, 2020 and 2019.

TABLE 29: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

($ In Billions)	2021	2020	2019
Balance as of January 1	$1,405.3	$1,231.3	$1,069.4
Inflows by Product
Equities	292.9	193.0	193.6
Fixed Income	63.7	65.0	48.1
Cash and Other Assets	810.2	802.4	551.6
Securities Lending Collateral	270.6	268.8	260.5
Total Inflows	1,437.4	1,329.2	1,053.8
Outflows by Product
Equities	(321.0)	(212.6)	(205.5)
Fixed Income	(56.2)	(68.5)	(49.7)
Cash and Other Assets	(745.4)	(746.5)	(541.0)
Securities Lending Collateral	(261.9)	(245.0)	(247.3)
Total Outflows	(1,384.5)	(1,272.6)	(1,043.5)
Net Inflows (Outflows)	52.9	56.6	10.3
Market Performance, Currency & Other
Market Performance & Other	159.8	109.1	151.1
Currency	(10.9)	8.3	0.5
Total Market Performance, Currency & Other	148.9	117.4	151.6
Balance as of December 31	$1,607.1	$1,405.3	$1,231.3

48 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.

TABLE 30: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2021	DECEMBER 31, 2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$64.5	$55.4	$9.1	16%
Interest-Bearing Due from and Deposits with Banks(2)	3.9	6.6	(2.7)	(42)
Securities Purchased under Agreements to Resell	0.7	1.6	(0.9)	(57)
Total Securities(3)	62.7	61.1	1.6	3
Loans and Leases	40.5	33.8	6.7	20
Total Earning Assets	172.3	158.5	13.8	9
Total Assets	183.9	170.0	13.9	8
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	111.6	100.8	10.8	11
Demand and Other Noninterest-Bearing Deposits	48.3	43.1	5.2	12
Federal Funds Purchased	—	0.3	(0.3)	N/M
Securities Sold under Agreements to Repurchase	0.5	—	0.5	N/M
Other Borrowings	3.6	4.0	(0.4)	(11)
Total Stockholders’ Equity	12.0	11.7	0.3	3
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

TABLE 31: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	TWELVE MONTHS ENDED DECEMBER 31,
($ In Billions)	2021	2020	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$39.0	$27.9	$11.1	40%
Interest-Bearing Due from and Deposits with Banks(2)	5.8	5.4	0.4	7
Securities Purchased under Agreements to Resell	1.1	1.2	(0.1)	(15)
Total Securities(3)	60.8	56.1	4.7	8
Loans and Leases	37.2	33.5	3.7	11
Total Earning Assets	143.9	124.1	19.8	16
Total Assets	156.4	136.8	19.6	14
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	98.9	85.1	13.8	16
Demand and Other Noninterest-Bearing Deposits	31.1	23.4	7.7	33
Federal Funds Purchased	0.2	1.0	(0.8)	(81)
Securities Sold under Agreements to Repurchase	0.2	0.2	—	6
Other Borrowings	5.0	6.4	(1.4)	(21)
Total Stockholders’ Equity	11.7	11.2	0.5	5
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

2021 Annual Report | Northern Trust Corporation 49

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
During the third quarter of 2021, Northern Trust became a Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program. FICC, a wholly-owned subsidiary of The Depository Trust & Clearing Corporation, is a central counterparty and provides netting and settlement for the U.S. Government securities marketplace. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty. See Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” Note 26, “Commitments and Contingent Liabilities” and Note 28, “Offsetting of Assets and Liabilities” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for additional information on Northern Trust’s repurchase and reverse repurchase agreements.

Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily attributable to Retained Earnings, partially offset by lower Accumulated Other Comprehensive Income since the prior year, repurchases of common stock pursuant to the Corporation’s share repurchase program and decreased Additional Paid-in Capital.
During the year ended December 31, 2021, the Corporation declared cash dividends totaling $593.9 million to common stockholders and repurchased 2,527,544 shares of common stock, including 394,326 shares withheld related to share-based compensation, at a total cost of $267.6 million ($105.90 average price per share).
During the year ended December 31, 2021, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.

50 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality

Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's held to maturity (HTM) debt securities and available for sale (AFS) debt securities by security type as of December 31, 2021.

TABLE 32: REMAINING MATURITY AND AVERAGE YIELD OF HELD TO MATURITY AND AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2021
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Held to Maturity Debt Securities
U.S. Government	$47.0	0.03%	$47.0	0.03%	$—	—%	$—	—%	$—	—%	2 mo.
Obligations of States and Political Subdivisions	0.8	5.64	0.8	5.64	—	—	—	—	—	—	0 mos.
Government Sponsored Agency	5,927.6	2.04	1,161.5	2.32	2,101.4	2.11	1,848.8	1.88	815.9	1.85	61 mos.
Other – Fixed	14,695.6	0.36	6,759.2	0.23	6,655.2	0.49	1,163.0	0.33	118.2	0.85	28 mos.
– Floating	2,893.5	0.96	629.0	0.68	1,984.0	1.03	280.5	1.14	—	—	42 mos.
Total Held to Maturity Debt Securities	$23,564.5	0.86%	$8,597.5	0.55%	$10,740.6	0.90%	$3,292.3	1.27%	$934.1	1.72%	38 mos.
Available for Sale Debt Securities
U.S. Government	$2,426.1	1.64%	$—	—%	$2,187.1	1.74%	$239.0	0.68%	$—	—%	31 mos.
Obligations of States and Political Subdivisions	3,876.1	2.07	23.0	2.31	462.1	2.24	3,262.6	2.04	128.4	1.93	85 mos.
Government Sponsored Agency	18,075.6	0.86	2,713.2	0.93	8,121.1	0.73	6,053.4	0.92	1,187.9	1.33	55 mos.
Asset-Backed – Fixed	4,403.0	1.72	876.1	1.86	2,775.9	1.53	702.3	2.30	48.7	2.73	31 mos.
Asset-Backed – Floating	2,963.3	1.17	28.1	1.15	1,747.6	1.15	1,019.2	1.25	168.4	0.88	61 mos.
Other – Fixed	5,410.5	1.75	995.9	2.18	4,062.1	0.13	347.9	1.17	4.6	1.21	32 mos.
– Floating	855.9	0.51	392.6	0.48	362.2	0.57	101.1	0.39	—	—	23 mos.
Total Available for Sale Debt Securities	$38,010.5	1.28%	$5,028.9	1.31%	$19,718.1	1.22%	$11,725.5	1.34%	$1,538.0	1.35%	50 mos.
Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

2021 Annual Report | Northern Trust Corporation 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security. The following tables provide the fair value of AFS debt securities and amortized cost of HTM debt securities by credit rating.

TABLE 33: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,426.1	$—	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	1,133.2	2,742.9	—	—	—	3,876.1
Government Sponsored Agency	18,075.6	—	—	—	—	18,075.6
Non-U.S. Government	374.0	—	—	—	—	374.0
Corporate Debt	442.0	466.2	1,206.6	29.4	197.5	2,341.7
Covered Bonds	364.1	—	23.5	—	118.0	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,030.9	783.7	230.5	—	—	3,045.1
Other Asset-Backed	5,941.6	—	—	—	—	5,941.6
Commercial Mortgage-Backed	1,424.7	—	—	—	—	1,424.7
Total	$32,212.2	$3,992.8	$1,460.6	$29.4	$315.5	$38,010.5
Percent of Total	84%	11%	4%	—%	1%	100%

	AS OF DECEMBER 31, 2020
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,799.9	$—	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	918.1	2,165.5	—	—	—	3,083.6
Government Sponsored Agency	24,956.7	—	—	—	—	24,956.7
Non-U.S. Government	669.8	38.8	5.4	—	—	714.0
Corporate Debt	426.3	790.0	1,123.5	—	199.8	2,539.6
Covered Bonds	453.3	—	24.9	—	74.9	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,622.0	566.0	157.8	—	—	2,345.8
Other Asset-Backed	3,947.5	—	—	—	50.0	3,997.5
Commercial Mortgage-Backed	1,031.8	—	—	—	—	1,031.8
Total	$36,825.4	$3,560.3	$1,311.6	$—	$324.7	$42,022.0
Percent of Total	88%	8%	3%	—%	1%	100%

As of December 31, 2021, the 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities and covered bonds.

As of December 31, 2020, the 1% of AFS debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of corporate debt, covered bonds, and other asset-backed securities.

52 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 34: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%

As of December 31, 2021 and December 31, 2020, the 5% and 7%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $187.1 million at December 31, 2021, compared to net unrealized gains of $872.6 million as of December 31, 2020. Net unrealized losses as of December 31, 2021 were comprised of $345.1 million and $532.2 million of gross unrealized gains and losses, respectively. Net unrealized gains as of December 31, 2020 were comprised of $981.9 million and $109.3 million of gross unrealized gains and losses, respectively.
As of December 31, 2021, the $38.0 billion AFS debt securities portfolio had unrealized losses of $110.2 million related to government-sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2020, the $42.0 billion AFS debt securities portfolio had unrealized losses of $26.9 million related to government-sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2021 and December 31, 2020, 14% and 16%, respectively, of the AFS corporate debt securities portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million, $80.0 million and $71.6 million related to government sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2020, the $17.8 billion HTM debt securities portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which is primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

2021 Annual Report | Northern Trust Corporation 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the year ended December 31, 2020, $301.5 million of securities reflected in U.S. government were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase.
For additional information relating to the securities sold under agreements to repurchase, refer to Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” provided in Item 8, “Financial Statements and Supplementary Data.”

Loans and Leases
For additional information relating to the loan and leases portfolio, refer to Note 6, “Loans and Leases,” and Note 8, “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”

The following table presents the remaining maturity of loans and leases by segment and class as of December 31, 2021.

TABLE 35: REMAINING MATURITY OF LOANS AND LEASES

	DECEMBER 31, 2021
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$11,489.2	$4,299.4	$6,591.7	$593.8	$4.3
Commercial Real Estate	4,326.3	596.4	2,428.3	1,299.9	1.7
Lease Financing, net	11.0	—	—	11.0	—
Other	670.7	670.7	—	—	—
Personal
Private Client	15,256.3	10,186.0	4,697.4	371.3	1.6
Residential Real Estate	6,319.9	301.8	345.4	880.8	4,791.9
Other	35.2	35.2	—	—	—
Total U.S.	$38,108.6	$16,089.5	$14,062.8	$3,156.8	$4,799.5
Non-U.S.:
Non-U.S. - Commercial	$1,990.2	$1,799.4	$190.8	$—	$—
Non-U.S. - Personal	381.8	195.3	136.6	17.4	32.5
Total Non-U.S.	$2,372.0	$1,994.7	$327.4	$17.4	$32.5
Total Loans and Leases	$40,480.6	$18,084.2	$14,390.2	$3,174.2	$4,832.0
Note: Non-U.S. loans primarily include short duration exposures related to custodied client investments.

54 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 36: INTEREST RATE SENSITIVITY OF LOANS AND LEASES

	DECEMBER 31, 2021
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$344.4	$35.9	$259.2	$48.0	$1.3
Commercial Real Estate	196.6	22.4	105.0	69.2	—
Non-U.S.	26.9	26.9	—	—	—
Total Commercial	$567.9	$85.2	$364.2	$117.2	$1.3
Personal
Private Client	$409.8	$84.6	$246.5	$77.8	$0.9
Residential Real Estate	789.9	1.4	30.6	589.8	168.1
Non-U.S.	10.7	2.5	7.8	—	0.4
Total Personal	$1,210.4	$88.5	$284.9	$667.6	$169.4
Total Fixed Rate	$1,778.3	$173.7	$649.1	$784.8	$170.7
Variable Rate:
Commercial
Commercial and Institutional	$11,144.8	$4,263.5	$6,332.5	$545.8	$3.0
Commercial Real Estate	4,129.7	574.0	2,323.3	1,230.7	1.7
Non-U.S.	1,963.3	1,772.5	190.8	—	—
Lease Financing, net	11.0	—	—	11.0	—
Other	670.7	670.7	—	—	—
Total Commercial	$17,919.5	$7,280.7	$8,846.6	$1,787.5	$4.7
Personal
Private Client	$14,846.5	$10,101.4	$4,450.9	$293.5	$0.7
Residential Real Estate	5,530.0	300.4	314.8	291.0	4,623.8
Non-U.S.	371.1	192.8	128.8	17.4	32.1
Other	35.2	35.2	—	—	—
Total Personal	$20,782.8	$10,629.8	$4,894.5	$601.9	$4,656.6
Total Variable Rate	$38,702.3	$17,910.5	$13,741.1	$2,389.4	$4,661.3
Total Loans and Leases	$40,480.6	$18,084.2	$14,390.2	$3,174.2	$4,832.0

Nonaccrual Assets and 90 Days Past Due Loans
Nonaccrual assets consist of nonaccrual loans and leases and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiation and renewals. For additional information relating to nonaccrual loans, refer to Note 6, “Loans and Leases,” provided in Item 8, “Financial Statements and Supplementary Data.”

2021 Annual Report | Northern Trust Corporation 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2021 and 2020.

TABLE 37: NONACCRUAL ASSETS

	DECEMBER 31,
($ In Millions)	2021		2020
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$19.5		$26.4
Commercial Real Estate	66.6		40.2
Total Commercial	$86.1		$66.6
Personal
Residential Real Estate	$36.2		$62.2
Private Client	—		2.9
Total Personal	$36.2		$65.1
Total Nonaccrual Loans and Leases	122.3		131.7
Other Real Estate Owned	3.0		0.7
Total Nonaccrual Assets	$125.3		$132.4
90 Day Past Due Loans Still Accruing	$28.3		$8.9
Nonaccrual Loans and Leases to Total Loans and Leases	0.30%		0.39%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.1	x	1.4x

Nonaccrual assets as of December 31, 2021 decreased from December 31, 2020, primarily due to net payoffs in the residential real estate and commercial and institutional portfolios, partially offset by a net increase in the commercial real estate portfolio. In addition to the negative impact on net interest income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.

Allowance for Credit Losses
The allowance for credit losses—which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
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
As of December 31, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $138.4 million, $34.1 million, $11.2 million, and $1.0 million, respectively. As of December 31, 2020, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $190.7 million, $61.1 million, $7.3 million, and $0.8 million, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the years ended December 31, 2021 and 2020 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”

56 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the net recoveries (charge-offs) to average loans and leases by segment and class at December 31, 2021, 2020, and 2019.

TABLE 38: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS AND LEASES

($ in Millions)	2021	2020	2019
Net Recoveries (Charge-Offs) to Average Loans and Leases
Commercial
Commercial and Institutional	0.01%	0.02%	(0.03)%
Commercial Real Estate	(0.01)	(0.18)	0.02
Total Commercial	—	(0.03)	(0.02)
Personal
Private Client	0.01	—	—
Residential Real Estate	0.07	0.02	0.04
Total Personal	0.03	—	0.02
Total Net Recoveries (Charge-Offs) to Select Average Loans and Leases	0.02%	(0.01)%	—%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$0.9	$1.8	$(2.6)
Commercial Real Estate	(0.3)	(5.7)	0.5
Total Commercial	0.6	(3.9)	(2.1)
Personal
Private Client	1.3	(0.5)	0.3
Residential Real Estate	4.4	1.2	2.5
Total Personal	5.7	0.7	2.8
Total Net Recoveries (Charge-Offs)	$6.3	$(3.2)	$0.7
Average Loans and Leases
Commercial
Commercial and Institutional	$10,428.6	$10,347.1	$8,979.9
Commercial Real Estate	3,977.0	3,253.8	2,918.1
Total Select Commercial	14,405.6	13,600.9	11,898.0
Personal
Private Client	13,686.7	11,452.9	10,746.0
Residential Real Estate	6,190.6	6,116.4	6,297.2
Total Select Personal	19,877.3	17,569.3	17,043.2
Total Select Average Loans and Leases	$34,282.9	$31,170.2	$28,941.2

Net recoveries (charge-offs) for the following segments were zero and therefore excluded from the above table as the ratio of net recoveries (charge-offs) to average loans and leases is also zero: Lease Financing, net, Other, and Non-U.S. The average loans and leases balances were also not provided in the table for Lease Financing, net, Other, and Non-U.S.
Total average loans and leases for all loan portfolio categories were $37.2 billion, $33.5 billion, and $31.1 billion for the years ended December 31, 2021, 2020, and 2019, respectively.
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

2021 Annual Report | Northern Trust Corporation 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class at December 31, 2021 and 2020.

TABLE 39: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2021		2020
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.1	—%	$10.7	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	50.6	27	100.6	30
Commercial Real Estate	68.2	11	70.7	10
Lease Financing, net	0.4	—	0.4	—
Non-U.S.	7.7	5	17.7	4
Other	—	2	—	1
Total Commercial	126.9	45	189.4	45
Personal
Residential Real Estate	23.3	16	28.9	18
Private Client	11.1	38	20.6	35
Non-U.S.	1.1	1	2.2	2
Other	—	—	—	—
Total Personal	35.5	55	51.7	55
Total Allowance Evaluated on a Collective Basis	$162.4		$241.1
Total Allowance for Credit Losses	$172.5		$251.8
Allowance Assigned to:
Loans and Leases	$138.4		$190.7
Undrawn Commitments and Standby Letters of Credit	34.1		61.1
Total Allowance for Credit Losses	$172.5		$251.8
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.34%		0.56%

Allowance Related to Credit Exposure Evaluated on an Individual Basis: The allowance is determined through an individual evaluation of loans, leases, and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9, that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.
The allowance evaluated on an individual basis for Loans and Leases decreased $0.6 million from $10.7 million at December 31, 2020 to $10.1 million at December 31, 2021, primarily attributable to a decrease in outstanding loans in the commercial real estate and residential real estate portfolios, partially offset by an increase in outstanding loans in the commercial and institutional portfolio.

Allowance Related to Credit Exposure Evaluated on a Collective Basis: Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance evaluated on a collective basis for Loans and Leases decreased $78.7 million to $162.4 million at December 31, 2021, compared with $241.1 million at December 31, 2020, primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics, and was driven by improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio.

Overall Allowance: The evaluation of the reserve evaluated on an individual and collective basis resulted in a total allowance for credit losses of $184.7 million at December 31, 2021, compared with $259.9 million at the end of 2020. The allowance of $138.4 million assigned to Loans and Leases, as a percentage of total Loans and Leases, was 0.34% at December 31, 2021, which decreased from a $190.7 million allowance assigned to Loans and Leases, representing 0.56% of total Loans and Leases at December 31, 2020. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $34.1 million and $61.1 million at December 31, 2021 and 2020, respectively, and are included in Other Liabilities on the consolidated balance sheets.

58 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures
Capital expenditures in 2021 included continued investments to enhance Northern Trust’s software and hardware capabilities, the opening of new offices, and the renovation of several existing offices. Capital expenditures for 2021 totaled $515.1 million, of which $419.6 million was for software, $40.2 million was for building and leasehold improvements, $52.6 million was for computer hardware, and $2.7 million was for furnishings. These capital expenditures principally support, enhance, and protect Northern Trust’s investment management, asset servicing and wealth management systems and capabilities, with focus on delivering innovative solutions to better serve our clients. Additional capital expenditures committed for technology platforms will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware are charged to Equipment and Software expense. Depreciation on building and leasehold improvements and on furnishings is charged to Occupancy expense and equipment expense, respectively. Capital expenditures for 2020 totaled $560.4 million, of which $424.6 million was for software, $66.6 million was for building and leasehold improvements, $65.4 million was for computer hardware, and $3.8 million was for furnishings.

Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2021. For additional information, refer to Note 12, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 40: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2021
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$223.5	$261.3	$484.8
Over 3 Months through 6 Months	81.2	27.0	108.2
Over 6 Months through 12 Months	320.6	95.2	415.8
Over 12 Months	16.4	—	16.4
Total	$641.7	$383.5	$1,025.2

Deposits not insured by the FDIC as of December 31, 2021 and 2020 totaled $150.3 billion and $135.5 billion, respectively. These deposit amounts are derived by adding estimated domestic office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all foreign office deposits. Estimated uninsured domestic office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.

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
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. See Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” Note 26, “Commitments and Contingent Liabilities” and Note 28, “Offsetting of Assets and Liabilities” provided in Item 8, “Financial Statements and Supplementary Data” for additional information on our repurchase and reverse repurchase agreements.

2021 Annual Report | Northern Trust Corporation 59

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

TABLE 41: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

($ In Millions)	2021	2020
Total Assets	$29,902.8	$26,908.5
Time Deposits with Banks	3,619.3	3,258.5
Loans	1,496.1	1,742.5
Non-U.S. Investments	18,252.5	16,018.5
Total Liabilities	84,230.9	70,001.5
Deposits	83,001.7	68,828.9

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

60 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2021, 2020, and 2019.

TABLE 42: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$1,356.0	$1,896.8	$2,592.0
Investing activities	(18,602.6)	(29,923.0)	(3,405.0)
Financing activities	16,073.5	27,871.9	615.9
Effect of Foreign Currency Exchange Rates on Cash	(159.6)	84.6	74.7
Change in Cash and Due from Banks	$(1,332.7)	$(69.7)	$(122.4)

Operating Activities
Net cash provided by operating activities of $1.4 billion for the year ended December 31, 2021 was primarily attributable to period earnings and the impact of higher non-cash charges such as depreciation and amortization, partially offset by higher net collateral deposited with derivative counterparties and in receivables.
For the year ended December 31, 2020, net cash provided by operating activities of $1.9 billion primarily reflected period earnings and the impact of higher non-cash charges such as depreciation and amortization and provision for credit losses.

Investing Activities
Net cash used in investing activities of $18.6 billion for the year ended December 31, 2021 was primarily attributable to increased levels of deposits with the Federal Reserve and other central banks, higher levels of loans and leases and net purchases of AFS debt securities, partially offset by lower levels of interest-bearing deposits with banks.
For the year ended December 31, 2020, net cash used in investing activities of $29.9 billion primarily reflected higher levels of deposits with the Federal Reserve and other central banks, net purchases of HTM debt securities, higher levels of loans and leases, and net purchases of AFS debt securities.

Financing Activities
Net cash provided by financing activities of $16.1 billion for the year ended December 31, 2021 was primarily attributable to higher levels of total deposits and securities sold under agreements to repurchase, partially offset by dividends paid on common stock, repayment of the 3.375% senior notes previously issued by the Corporation that matured in August 2021, lower short-term other borrowings, and the repayment of floating rate capital debt. The increase in total deposits was primarily attributable to higher levels of savings, money market and other interest-bearing deposits, non-U.S. interest-bearing deposits, and demand and other noninterest-bearing deposits.
For the year ended December 31, 2020, net cash provided by financing activities of $27.9 billion primarily reflected higher levels of total deposits and proceeds from the issuance by the Corporation of 1.95% senior notes, partially offset by lower short-term other borrowings, dividends paid on common stock, repayment of the 3.45% senior notes previously issued by the Corporation that matured in November 2020, lower securities sold under agreements to repurchase, and the redemption of the Series C Non-Cumulative Perpetual Preferred Stock. The increase in total deposits was primarily attributable to higher levels of non-U.S. office noninterest-bearing deposits, non-U.S. interest-bearing deposits, savings, money market and other interest-bearing deposits, and demand and other noninterest-bearing deposits.

2021 Annual Report | Northern Trust Corporation 61

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
Capital levels strengthened in 2021 as average stockholders’ equity increased $504.4 million, or 5%, reaching $11.7 billion. Total stockholders’ equity was $12.0 billion at December 31, 2021, as compared to $11.7 billion at December 31, 2020. Preferred dividends totaling $41.8 million were declared in 2021. During 2021, the Corporation maintained its quarterly common stock dividend of $0.70 per common share. Common dividends totaling $593.9 million were declared in 2021. During the year ended December 31, 2021, the Corporation repurchased 2,527,544 shares of common stock, including 394,326 shares withheld related to share-based compensation, at an average price per share of $105.90.

62 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2021 and 2020.

TABLE 43: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2021		DECEMBER 31, 2020
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$11,131.9	$11,131.9	$10,803.4	$10,803.4
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(751.3)	(751.3)	(775.7)	(775.7)
Other	(103.5)	(103.5)	(65.5)	(65.5)
Total Common Equity Tier 1 Capital	10,277.1	10,277.1	9,962.2	9,962.2
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.9	884.9
Other	(19.8)	(19.8)	(24.9)	(24.9)
Total Additional Tier 1 Capital	865.1	865.1	860.0	860.0
Total Tier 1 Capital	11,142.2	11,142.2	10,822.2	10,822.2
Tier 2 Capital
Qualifying Allowance for Credit Losses	184.8	—	259.9	—
Qualifying Subordinated Debt	799.8	799.8	949.7	949.7
Floating Rate Capital	—	—	53.9	53.9
Total Tier 2 Capital	984.6	799.8	1,263.5	1,003.6
Total Risk-Based Capital	$12,126.8	$11,942.0	$12,085.7	$11,825.8
Risk-Weighted Assets(1)	$86,292.6	$77,807.2	$77,662.5	$74,460.4
Total Assets – End of Period (EOP)	183,889.8	183,889.8	170,003.9	170,003.9
Adjusted Average Fourth Quarter Assets(2)	160,506.3	160,506.3	142,457.6	142,457.6
Total Loans and Leases – EOP	40,480.6	40,480.6	33,759.7	33,759.7
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	27.50%	27.50%	32.00%	32.00%
Total Assets – EOP	6.05	6.05	6.35	6.35
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	11.9%	13.2%	12.8%	13.4%
Tier 1 Capital	12.9	14.3	13.9	14.5
Total Capital (Tier 1 and Tier 2)	14.1	15.3	15.6	15.9
Tier 1 Leverage	6.9	6.9	7.6	7.6
Supplementary Leverage(3)	N/A	8.2	N/A	8.6
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
(3) In November 2019, the Federal Reserve Board and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including the Corporation and the Bank, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020.
Further, on April 1, 2020, the Federal Reserve Board issued an interim final rule that requires bank holding companies, including the Corporation, to deduct, on a temporary basis, deposits with the Federal Reserve Board and investments in U.S. Treasury securities from their total leverage exposure. The U.S. Treasury securities deduction is applied in addition to the central bank deposits relief referred to above. This rule became effective on April 1, 2020 and expired on April 1, 2021.
On May 15, 2020, the U.S. federal banking agencies released an interim final rule that permits insured depository institutions of bank holding companies also to temporarily exclude deposits with the Federal Reserve Board and investments in U.S. Treasury securities from their total leverage exposure. The Bank did not elect to take this deduction.
The supplementary leverage ratios at December 31, 2021 and December 31, 2020 for the Corporation and the Bank reflect the impact of these final rules.

2021 Annual Report | Northern Trust Corporation 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2021 and 2020, the Corporation’s capital ratios exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. As a result of the stress test results published by the Federal Reserve on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and resulted in an effective Common Equity Tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer. The results of the 2021 stress test, published by the Federal Reserve Board on June 24, 2021, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining in effect for the 2021 Capital Plan cycle, which began on October 1, 2021.
Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation—Capital Adequacy Requirements” section of Item 1, “Business,” and Note 33, “Regulatory Capital Requirements,” provided in Item 8, “Financial Statements and Supplementary Data.”
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2021 and changes in estimates are reasonably likely to occur from period to period.
The allowance for credit losses consists of the following components:
Evaluated on a Collective Basis. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into segments based on loan and obligor-specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. For each segment, the probability of default and loss given default are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these

64 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experiences on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end, with adjustments made for potential draws on off-balance sheet commitments.
For each of the different parameters, specific credit models for the individual loan segments were developed. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple segments of the loan portfolio.
ASU 2016-13 requires the use of projected macroeconomic factors. The Corporation uses multiple forecasts approved by Northern Trust’s Macroeconomic Scenario Development Committee (MSDC). The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. The forecasts are weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
The allowance estimate is sensitive to changes in portfolio composition, portfolio quality, and macroeconomic forecasts. Increases in the amount of borrowing and material downgrades to the quality of the lending portfolio will increase the reserve, all else equal. Similarly, deteriorating projections for macroeconomic conditions will increase the reserve. Macroeconomic factors that are particularly correlated to Northern Trust’s loan and lease portfolio are equity market values, market volatility, corporate profits, residential and commercial real estate price indices, unemployment, and disposable income. To demonstrate the sensitivity to changes in macroeconomic conditions, Northern Trust applied a 100% probability weighting to downturn conditions, resulting in an increase to the collective component of the allowance for the loan and lease portfolio of approximately $128.3 million. The investment security and other financial assets portfolios are less sensitive to macroeconomic factors in terms of overall reserve impact due to factors such as high credit quality, short duration, and low historical losses.
The commercial and institutional (C&I) portfolio utilizes Northern Trust’s internal borrower rating assessments to determine initial credit quality. A sensitivity analysis was performed to determine the impact of upgrades or downgrades by shifting the rating up or down by one rating class, assuming no changes to other factors, such as macroeconomic projections or qualitative adjustments. The analysis excludes defaulted loans and does not assume a default event; hence, borrowers at the lowest non-default rating were not downgraded. Similarly, those at the highest rating could not be upgraded. Assuming the final forecast probability weighting, the collective component of the allowance assigned to the C&I portfolio would increase by approximately $78.1 million if all C&I borrowers were downgraded by one performing rating class. The C&I collective allowance would decrease by approximately $21.3 million if borrower ratings were upgraded by one rating class (if possible).
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
Evaluated on an Individual Basis. The allowance is determined through an individual evaluation of financial assets that have defaulted that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Analysis and Controls. The quarterly analysis of the individual and collective allowance components and the control process maintained by Credit Risk Management and the lending staff are the principal methods relied upon by management for the timely identification and estimation of individual expected credit losses. In addition to Northern Trust’s own experience, management also considers regulatory guidance. Control processes and analyses employed to determine an appropriate level of allowance for credit losses are reviewed at least annually and modified as considered appropriate.
Management believes that the allowance for credit losses adequately considers these uncertainties and has been established at an appropriate level. Actual losses may vary from current estimates and the amount of the provision for credit losses may be greater or less than actual net charge-offs in any particular period.

2021 Annual Report | Northern Trust Corporation 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pension Plan Accounting
Northern Trust maintains a noncontributory defined benefit pension plan covering substantially all U.S. employees (U.S. Qualified Plan) and a U.S. noncontributory supplemental pension plan (U.S. Non-Qualified Plan). Certain European-based employees also retain benefits in local defined benefit pension plans, of which the majority are closed to new employees and to future benefit accruals. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of several assumptions regarding future interest rates, asset returns, compensation increases, mortality rates, and other actuarial-based projections relating to the plans. Due to the long-term nature of this obligation and the estimates that are required to be made, the assumptions used in determining the periodic pension expense and the projected benefit obligation are closely monitored and reviewed annually for adjustments that may be required. Pension accounting guidance requires that differences between estimates and actual experience be recognized as other comprehensive income in the period in which they occur. The differences are amortized into net periodic pension expense from accumulated other comprehensive income over the average remaining service period of eligible participants. As a result, differences between the estimates made in the calculation of periodic pension expense and the projected benefit obligation and actual experience affect stockholders’ equity in the period in which they occur but continue to be recognized as expense systematically and gradually over subsequent periods.
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
In determining the pension expense for the U.S. Qualified Plan in 2021, Northern Trust utilized a discount rate of 2.75% as of December 31, 2020, 3.05% as of June 30, 2021, and 3.06% as of September 30, 2021, and 3.03% as of December 31, 2021. The application of settlement accounting in 2021 required interim re-measurements of the U.S. Qualified Plan throughout 2021. The discount rate utilized for the U.S. Non-Qualified Plan as of December 31, 2020 was 2.45% . For both plans, the rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 4.97%. The expected long-term rate of return on U.S. Qualified Plan assets was 5.25% as of both December 31, 2020 and June 30, 2021, and 5.00% as of September 30, 2021.
In evaluating possible revisions to pension-related assumptions for the U.S. pension plans as of Northern Trust’s December 31, 2021 measurement date, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 3.03% and 2.80% at December 31, 2021 for the U.S. Qualified and U.S. Non-Qualified Plans, respectively.
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a graded schedule from 9.00% to 2.50% that averages 4.97%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan is 5.25% for 2022.
•Mortality Table: As of December 31, 2021, Northern Trust has adopted the aggregate Pri-2012 mortality table with a 2012 base year, which was released by the Society of Actuaries in October 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2021, which was released by the Society of Actuaries in October 2021. This assumption was updated at December 31, 2021 from improvement scale MP-2020. The updated improvement scale applies to annuity payments only and results in slightly higher projected mortality improvement rates than estimated by the MP-2020 improvement scale. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2022.

Excluding pension settlement charges, net pension expense in 2022 is expected to decrease by approximately $10.1 million, primarily driven by lower loss amortization due to strong asset returns in previous years and the 2021 settlement recognition.

66 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In order to illustrate the sensitivity of these assumptions on the expected U.S pension plans’ periodic pension expense in 2022 and the projected benefit obligation as of December 31, 2021, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 44: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2022 Pension Expense
Discount Rate Change	$(3.8)	$4.0
Compensation Level Change	2.6	(2.5)
Rate of Return on Plan Assets Change	(3.8)	3.8
Increase (Decrease) in 2021 Projected Benefit Obligation
Discount Rate Change	(50.3)	53.2
Compensation Level Change	11.1	(10.7)

Pension Contributions. The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. There were no contributions to the U.S. Qualified Plan for the 2021 plan year. The minimum required contribution to the U.S. Qualified Plan is expected to be zero in 2022. The maximum deductible contribution is estimated at $413.0 million for 2022.
FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2021, approximately 21% of Northern Trust’s total assets and less than 1% of total liabilities were carried on the consolidated balance sheets at fair value. As of December 31, 2020, approximately 25% of Northern Trust’s total assets and approximately 1% of its total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 6% and 7% of Northern Trust’s assets carried at fair value are classified as Level 1 as of December 31, 2021 and 2020, respectively. Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
As of December 31, 2021, approximately 94% of Northern Trust’s assets and 96% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment debt securities classified as AFS make up 98% of Level 2 assets with the remaining 2% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
As of December 31, 2020, approximately 93% of Northern Trust’s assets and 98% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment debt securities classified as AFS make up 97% of Level 2 assets with the remaining 3% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
Northern Trust’s Level 2 assets include AFS and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Northern Trust has a well-established process to validate prices received from pricing vendors as discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2021 and 2020, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified as Level 2 and approximately 96% and 95%, respectively, were measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.

2021 Annual Report | Northern Trust Corporation 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2021 and 2020, Northern Trust’s Level 3 liabilities consisted of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps are determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” for further information.
While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10). The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance within Topic 958, Not-for-Profit Entities, or International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. ASU 2021-10 is effective for interim and annual periods beginning after December 15, 2021, although early adoption is permitted. ASU 2020-10 is not expected to have a significant impact on Northern Trust’s consolidated financial condition or results of operations.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated risk management framework to support its business decisions and the execution of its corporate strategies. The framework provides a methodology to identify, manage, report and govern both internal and external risks to Northern Trust, and promotes a culture of risk awareness and good conduct across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. Northern Trust cultivates a culture of effective risk management by defining and embedding risk management accountabilities in all employee performance expectations and provides training, development and performance rewards to reinforce this culture.
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

68 2021 Annual Report | Northern Trust Corporation

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

TABLE 45: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Compensation and Benefits Committee
–Cybersecurity Risk Oversight Subcommittee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Market & Liquidity Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Information Technology Risk Committee	Model Risk Oversight Committee

The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Compensation and Benefits Committee. The Board of Directors annually approves Northern Trust’s Risk Management Framework and Corporate Risk Appetite Statement.

The Audit Committee provides oversight with respect to financial reporting and legal risk.

The Business Risk Committee assumes primary responsibility and oversight with respect to the credit risk, operational risk, fiduciary risk, compliance risk, market risk, liquidity risk, strategic risk, and associated risk themes. The Cybersecurity Risk Oversight Subcommittee is a subcommittee of the Business Risk Committee and assists the Business Risk Committee in discharging its duties with respect to risks related to cybersecurity inherent in Northern Trust’s businesses.

The Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety, soundness, and culture. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk-taking behavior by participants.

The Capital Governance Committee assists the Board of Directors in discharging its oversight duties with respect to capital management and resolution planning activities. Among other responsibilities, the Capital Governance Committee oversees Northern Trust’s capital management assessments, forecasting, and stress testing processes and activities, including the annual CCAR exercise, and challenges management, as appropriate, on various elements of such processes and activities. Accordingly, the Capital Governance Committee provides oversight with respect to Northern Trust’s linkage of material risks to the capital adequacy assessment process.

The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the CRO and the Risk Management executive leadership team of Northern Trust, together with the Chief Financial Officer, Head of Capital and Resolution Planning, General Counsel and Chief Human Resources Officer, meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk and risk themes within Northern Trust. The Chief Audit Executive, or his or her designee, also attends GERC meetings as a non-voting member. Among other risk management responsibilities, GERC receives reports, escalations, or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

2021 Annual Report | Northern Trust Corporation 69

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

The Information Technology Risk Committee (ITRC) provides oversight and direction with respect to information security, technology and cyber risk. The committee is responsible for recommending the policies related to, and overseeing development and implementation of the risk management framework, standards and processes supporting coordination and governance of, information security, technology and cyber risk management activities.

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

Risk Control
Risk Control is an internal, independent review function within the Risk Management function. Risk Control is managed by the Head of Risk Control and is comprised of Model Risk Management, Credit Review, and Global Compliance Testing groups, each with its own risk focus and oversight. Model Risk Management is responsible for the implementation and management of the enterprise-wide model risk framework and independently validating new models and reviewing and re-validating existing models. Credit Review provides an independent, ongoing assessment of credit exposure and related credit risk management processes across Northern Trust. Lastly, Global Compliance Testing evaluates the effectiveness of procedures and controls designed to comply with relevant laws and regulations, as well as corresponding Northern Trust policies governing regulatory compliance activities. The Business Risk Committee has oversight responsibility with respect to Risk Control generally as well as each of these groups.

70 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Audit Services
Audit Services is an independent control function that assesses and validates controls within Northern Trust’s risk management framework. Audit Services is managed by the Chief Audit Executive with oversight from the Audit Committee. Audit Services tests the overall adequacy and effectiveness of the system of internal controls associated with the framework on an ongoing basis and reports the results of these audits directly to the Audit Committee. Audit Services includes professionals with a broad range of audit and industry experience, including risk management expertise. The Chief Audit Executive reports directly to the Audit Committee and administratively reports to the Corporation’s Chief Executive Officer and is a non-voting member of GERC.

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

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data.”

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount

2021 Annual Report | Northern Trust Corporation 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2021.

TABLE 46: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

AS OF DECEMBER 31, 2021	COMMITMENT EXPIRATION
($ In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$4,778.8	$2,769.7	$2,009.1	$4,950.5
Holding Companies	—	—	—	34.6
Manufacturing	6,721.6	786.2	5,935.4	1,602.2
Mining	758.0	236.0	522.0	94.1
Public Administration	100.0	50.0	50.0	14.6
Retail Trade	812.7	207.3	605.4	235.5
Services	5,742.0	2,126.0	3,616.0	3,532.6
Transportation and Warehousing	279.6	1.5	278.1	262.8
Utilities	1,208.0	25.4	1,182.6	21.5
Wholesale Trade	797.7	171.5	626.2	396.4
Other Commercial	230.4	197.9	32.5	344.4
Commercial and Institutional(1)	21,428.8	6,571.5	14,857.3	11,489.2
Commercial Real Estate	357.9	61.8	296.1	4,326.3
Lease Financing, net	—	—	—	11.0
Non-U.S.	1,514.4	1,096.1	418.3	1,990.2
Other	97.2	97.2	—	670.7
Total Commercial	23,398.3	7,826.6	15,571.7	18,487.4
Personal
Residential Real Estate	665.9	118.4	547.5	6,319.9
Private Client	2,499.5	766.4	1,733.1	15,256.3
Non-U.S.	858.5	855.6	2.9	381.8
Other	—	—	—	35.2
Total Personal	4,023.9	1,740.4	2,283.5	21,993.2
Total	$27,422.2	$9,567.0	$17,855.2	$40,480.6
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

72 2021 Annual Report | Northern Trust Corporation

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

Operational Risk Overview
Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, challenges related to reliance on third parties, product design and delivery difficulties, potential legal actions or other catastrophes to result in losses. This includes the potential that continuity of service and resiliency may be impacted.

Operational risk includes information technology and cybersecurity, compliance, fiduciary and legal risks, which under the Corporation’s risk structure are governed and managed explicitly.

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to reduce future loss events. The Operational Risk Management function is responsible for defining the operational risk management framework and providing independent oversight of the framework implementation and application across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to loss. Several key programs support the operational risk framework, including:
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

2021 Annual Report | Northern Trust Corporation 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Outsourcing Risk Management Program - a program that provides processes for appropriate risk assessment, measurement, monitoring and management of outsourced technology and business process outsourcing.
•Global Fraud Risk - a program designed to prevent, detect and respond to attempted or actual fraud impacting the bank and its clients globally.
•Global Privacy Program - a program that sets forth a consistent, global approach to compliance with all applicable laws, rules, and regulations relating to privacy and establishes overarching principles for the responsible use and protection of confidential information. The Program is designed to guide Northern Trust to more effectively identify, assess, manage and mitigate privacy risks and privacy incidents.
•Information Security and Technology Risk Management - a framework that sets forth a consistent, global approach to communicate risk management processes and controls addressing information security, including cyber threats, technology and compliance risks to the organization.
•Operational Resiliency and Recovery Management Program - a program designed to protect life safety, minimize and manage the business impact and support the resumption of mission-critical and economic functions for clients following an incident.
•Physical Security - a program that provides for the life safety of Northern Trust partners, clients, and visitors worldwide.
•Insurance Management Program - a program designed to reduce the monetary impact of certain operational loss events through the securing of appropriate insurance policy protection.

As discussed in Risk Control, Model Risk Management also is part of the operational risk framework.

The ORC is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing and maintaining the Corporate Operational Risk Policy and approving the operational risk framework and programs. This committee has the expanded role of coordinating operational risk issues related to information technology, cybersecurity, compliance and fiduciary risks. The purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks. This includes identification and assessment of evolving risk trends across the operational risk framework and how these can be best managed.

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

Information Security and Technology Risk Management
Effective management of risks related to the confidentiality, integrity and availability of information is crucial in an environment of increasing cyber threat and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s information security, technology, and cyber risk management framework provides the overall structure for managing the respective risks in a sustainable manner. The framework is supported by the Information Security, Technology, and Cyber Risk Management Policy, which is the highest-level governing document and is approved by the Business Risk Committee. In addition, the framework is supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the business, including the Information Technology Risk Committee (ITRC). The ITRC is chaired by the Chief Information Risk Officer, who regularly reports to the Board of Directors and its subcommittees, as appropriate, on the status of the information security, technology, and cyber risk profile.
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
In addition to the many information security controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess effectiveness. These teams perform program maturity

74 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
assessments, penetration tests, security assessments and reviews of Northern Trust’s vulnerability to cyber-attacks. Northern Trust operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the business, and alerts the organization in accordance with its documented Cyber Incident Response Plan.
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
Northern Trust’s disclosure procedures and controls also address cybersecurity incidents and include elements to ensure that there is an analysis of potential disclosure obligations arising from any such incidents. Northern Trust maintains compliance programs to address the applicability of restrictions on securities trading while in possession of material, nonpublic information, including in instances in which such information may relate to cybersecurity incidents.
Northern Trust also maintains a comprehensive Information and Cyber Security Training and Awareness practice providing baseline and targeted education and awareness for employees and contractors. This program includes at least one required annual online training class for all employees, supplemental refresher training throughout the year, targeted training based on roles and risk levels, multiple simulated phishing and vishing attacks with associated training, the distribution of regular information security awareness materials, and the designation of individuals as Information Security and Privacy champions within the businesses.

Operational Resiliency and Recovery Management
Northern Trust’s operational resiliency approach encompasses operational resiliency and recovery processes enterprise-wide (including staff, technology and facilities) to anticipate and limit disruptions and to ensure that following a disaster or business interruption Northern Trust is able to resume mission-critical business and economic functions and fulfills all regulatory and legal requirements.
Northern Trust’s operational resiliency mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resiliency centers that offer alternative workstations and transfer of work and work-from-home programs that provide further capability.
All of Northern Trust’s businesses are required to risk-assess their critical functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually. The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee. In 2020 and 2021, Northern Trust utilized these business continuity plans to respond to the COVID-19 pandemic.

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

2021 Annual Report | Northern Trust Corporation 75

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
Northern Trust maintains a strong liquidity position and liquidity risk profile. Northern Trust’s balance sheet is primarily liability-driven. That is, the main driver of balance sheet changes comes from changing levels of client deposits, which are generally related to the level of custody assets serviced and commercial and personal deposits and can also be influenced by market conditions. This liability-driven business model differs from a typical asset-driven business model, where increased levels of deposits and wholesale borrowings are required to support, for example, increased levels of lending. Northern Trust’s balance sheet is generally comprised of high-quality assets that are managed to meet anticipated obligations under stress, resulting in low liquidity risk. In recent years, market conditions have driven elevated levels of client deposits, which have been actively managed and monitored.

Liquidity Risk Framework and Governance
Northern Trust maintains a liquidity risk framework consisting of risk management policies and practices to keep its risk profile within the Board-approved Corporate Risk Appetite Statement. All liquidity risk activities are overseen by the Risk Management function, which is independent of the businesses undertaking the activities.
The Liquidity Management Policy and exposure limits for liquidity risk are set by the Board of Directors, and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as the liquidity coverage ratio (LCR), the net stable funding ratio (NSFR), and the liquidity stress-testing buffer across a range of time horizons. Treasury, in the first line of defense, proposes liquidity risk management strategies and is responsible for performing liquidity management activities. The Asset and Liability Management Committee (ALCO) provides first line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, and reviewing reporting such as cash flows, LCR, NSFR, and stress test results.
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

76 2021 Annual Report | Northern Trust Corporation

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
The liquidity risk management process is supported through management and regulatory reporting. Both Northern Trust’s Treasury and Market and Liquidity Risk Management functions produce management reports that enable oversight bodies to make informed decisions and support management of liquidity risk within the approved risk appetite. Holistic liquidity metrics such as LCR, NSFR and internal liquidity stress testing are actively monitored, along with a suite of other metrics that provide early warning indicators of changes in the risk profile.

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

Liquidity Coverage Ratio (LCR)
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2021.

Net Stable Funding Ratio (NSFR)
The NSFR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), over a one-year time horizon. The NSFR is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, promote effective liquidity risk management, and support the ability of banking organizations to provide financial intermediation to businesses and households across a range of market conditions. The NSFR supports financial stability by requiring banking organizations to fund their activities with stable sources of funding on an ongoing basis, reducing the possibility that funding shocks would substantially increase distress at individual banking organizations. Since the regulatory compliance date of July 1, 2021, both the Corporation and Bank each satisfied the U.S. net stable funding ratio requirements.

Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 71% and 73% of total assets as of December 31, 2021 and 2020, respectively. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $59.0 billion and $56.8 billion at December 31, 2021 and 2020, respectively.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2021 and 2020, the Bank had over $55.0 billion and $51.3 billion, respectively of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. For further information on issuances or redemptions of debt or equity, please refer to Note 13, “Senior Notes and Long-Term Debt” and Note 14, “Floating Rate Capital Debt” provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation received $751.1

2021 Annual Report | Northern Trust Corporation 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million and $900.0 million of dividends from the Bank in 2021 and 2020, respectively. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 31, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $1.7 billion and $2.5 billion at December 31, 2021 and 2020, respectively. During, and at year-end, 2021 and 2020, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2021 and 2020 was $1.8 billion and $2.7 billion, respectively. The cash flows of the Corporation are shown in Note 34, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”

Uses of Liquidity
Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2021 were $583.3 million of common stock dividends, repayments of senior notes and floating rate capital debt of $500.0 million and $278.8 million, respectively and $267.6 million of common stock repurchases.

Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2021, provided in the following table, allow Northern Trust to access capital markets on favorable terms.

TABLE 47: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2021

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 28, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2021, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $27.3 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2021, that would be triggered by a significant downgrade in its debt ratings.

78 2021 Annual Report | Northern Trust Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Please refer to Note 26, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data” for information on off-balance sheet arrangements and the Credit Risk discussion in the “Risk Management” section for further detail on undrawn commitments.

Market Risk Management
There are two types of market risk, interest rate risk associated with the banking book and trading risk. Interest rate risk associated with the banking book is the potential for movements in interest rates to cause changes in net interest income and the market value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.

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

There are four commonly recognized types of structural interest rate risk in the banking book:
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

2021 Annual Report | Northern Trust Corporation 79

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

TABLE 48: NET INTEREST INCOME SENSITIVITY AS OF DECEMBER 31, 2021

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$302
200 Basis Points	514
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(229)

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

80 2021 Annual Report | Northern Trust Corporation

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

TABLE 49: MARKET VALUE OF EQUITY SENSITIVITY AS OF DECEMBER 31, 2021

($ In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$241
200 Basis Points	(60)
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(384)

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

2021 Annual Report | Northern Trust Corporation 81

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

TABLE 50: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2021	2020	2021	2020	2021	2020
High	$0.9	$1.8	$0.4	$1.9	$0.7	$1.0
Low	—	—	—	—	—	—
Average	0.2	0.3	0.1	0.1	0.2	0.2
As of December 31,	0.1	0.3	0.1	0.3	0.1	0.2

During 2021 and 2020, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer subsidiary, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes, which averaged $0.6 million and $1.1 million for the year ended December 31, 2021 and 2020, respectively.
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

82 2021 Annual Report | Northern Trust Corporation

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

Climate Risk
Climate risk has become a growing strategic risk for the Corporation. Various regulatory agencies, investors, and other stakeholders have increased expectations and scrutiny in this area. Accordingly, the Risk Management function has been taking increasing account of the impact that climate change has, or may in the future have, on operations, credit conditions, and regulatory compliance across the globe. The Corporation has also established a cross-disciplinary group to monitor and react to developments related to climate risk, with the goal of ensuring that the organization takes it into proper account.
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
•Northern Trust’s ability to address operating risks, including those related to cybersecurity, data security, human errors or omissions, pricing or valuation of securities, fraud, operational resiliency (including systems performance), failure to maintain sustainable business practices, and breakdowns in processes or internal controls;
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

2021 Annual Report | Northern Trust Corporation 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•the effectiveness of Northern Trust’s management of its human capital, including its success in recruiting and retaining necessary and diverse personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;
•Northern Trust’s success in controlling the costs and expenses of its business operations and the impacts of any broader inflationary environment thereon;
•the transition away from LIBOR or changes in the calculation of alternative interest rate benchmarks;
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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including current events involving Ukraine and Russia), and the responses of the United States and other countries to those events;
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

84 2021 Annual Report | Northern Trust Corporation

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

TABLE 51: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Net Interest Income
Interest Income - GAAP	$1,406.5	$1,643.5	$2,499.9
Add: FTE Adjustment	35.6	34.4	32.8
Interest Income (FTE) - Non-GAAP	$1,442.1	$1,677.9	$2,532.7

Net Interest Income - GAAP	$1,382.7	$1,443.2	$1,677.9
Add: FTE Adjustment	35.6	34.4	32.8
Net Interest Income (FTE) - Non-GAAP	$1,418.3	$1,477.6	$1,710.7

Net Interest Margin - GAAP	0.96%	1.16%	1.57%
Net Interest Margin (FTE) - Non-GAAP	0.99%	1.19%	1.60%

Total Revenue
Total Revenue - GAAP	$6,464.5	$6,100.8	$6,073.1
Add: FTE Adjustment	35.6	34.4	32.8
Total Revenue (FTE) - Non-GAAP	$6,500.1	$6,135.2	$6,105.9

2021 Annual Report | Northern Trust Corporation 85

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Corporation has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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

86 2021 Annual Report | Northern Trust Corporation

Assessment of the allowance for credit losses for commercial loans and leases evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans and leases evaluated on a collective basis (the collective ACL) was $95.5 million of a total allowance for credit losses assigned to loans and leases of $138.4 million as of December 31, 2021. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into segments based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the projected exposure at default on a pool basis. For each segment, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple segments of the loan portfolio.
We identified the assessment of the quantitative component of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative component of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the quantitative component of the collective ACL methodology, including the methods and models used to estimate the PD and LGD and their significant assumptions, the multiple economic forecast scenarios and macroeconomic factors and their respective weightings, and borrower ratings for certain commercial loans and leases. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Corporation’s measurement of the quantitative component of the collective ACL estimate, including controls over:
•development of the quantitative component of the collective ACL methodology
•performance monitoring of the PD and LGD models
•development and approval of the multiple economic forecast scenarios, macroeconomic factors and their respective weightings
•identification and determination of the significant assumptions used in the PD and LGD models
•analysis of the allowance for credit losses for loans and leases results.
We evaluated the Corporation’s process to develop the quantitative component of the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the quantitative component of the Corporation’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Corporation relative to the assessment and performance monitoring of the PD and LGD models
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting model documentation to determine whether the models were suitable for their intended use

2021 Annual Report | Northern Trust Corporation 87

•assessing the economic forecast scenarios, the economic input variables and their respective weightings through comparison to publicly available forecasts and the Corporation’s business environment
•testing individual borrower ratings for a selection of commercial loan and lease relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.
We also assessed the sufficiency of the audit evidence obtained related to the quantitative component of the collective ACL by evaluating the:
•cumulative results of the procedures
•qualitative aspects of the Corporation’s accounting practices
•potential bias in the accounting estimate

We have served as the Corporation’s auditor since 2002.

Chicago, Illinois
February 28, 2022

88 2021 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2021	2020
ASSETS
Cash and Due from Banks	$3,056.8	$4,389.5
Federal Reserve and Other Central Bank Deposits	64,582.2	55,503.6
Interest-Bearing Deposits with Banks	1,949.4	4,372.6
Securities Purchased under Agreements to Resell	686.4	1,596.5
Debt Securities
Available for Sale (Amortized cost of $37,948.5 and $41,155.7)	38,010.5	42,022.0
Held to Maturity (Fair value of $23,315.4 and $17,797.4)	23,564.5	17,791.1
Trading Account	0.3	0.5
Total Debt Securities	61,575.3	59,813.6
Loans and Leases
Commercial	18,487.4	15,262.0
Personal	21,993.2	18,497.7
Total Loans and Leases (Net of unearned income of $10.4 and $9.8)	40,480.6	33,759.7
Allowance for Credit Losses	(150.6)	(198.8)
Buildings and Equipment	488.7	514.9
Client Security Settlement Receivables	1,941.2	1,160.2
Goodwill	706.2	707.2
Other Assets	8,573.6	8,384.9
Total Assets	$183,889.8	$170,003.9
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$22,028.2	$17,728.5
Savings, Money Market and Other Interest-Bearing	35,003.1	28,631.8
Savings Certificates and Other Time	842.7	937.1
Non U.S. Offices — Noninterest-Bearing	26,287.3	25,382.2
— Interest-Bearing	75,767.1	71,198.4
Total Deposits	159,928.4	143,878.0
Federal Funds Purchased	0.2	260.2
Securities Sold Under Agreements to Repurchase	531.9	39.8
Other Borrowings	3,583.8	4,011.5
Senior Notes	2,505.5	3,122.4
Long-Term Debt	1,145.7	1,189.3
Floating Rate Capital Debt	—	277.8
Other Liabilities	4,177.5	5,536.6
Total Liabilities	171,873.0	158,315.6
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 207,761,875 and 208,289,178	408.6	408.6
Additional Paid-In Capital	939.3	963.6
Retained Earnings	13,117.3	12,207.7
Accumulated Other Comprehensive Income (Loss)	(35.6)	428.0
Treasury Stock (37,409,649 and 36,882,346 shares, at cost)	(3,297.7)	(3,204.5)
Total Stockholders’ Equity	12,016.8	11,688.3
Total Liabilities and Stockholders’ Equity	$183,889.8	$170,003.9
See accompanying notes to consolidated financial statements on pages 93-166.

2021 Annual Report | Northern Trust Corporation 89

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1
Foreign Exchange Trading Income	292.6	290.4	250.9
Treasury Management Fees	44.3	45.4	44.5
Security Commissions and Trading Income	140.2	133.2	103.6
Other Operating Income	243.9	194.0	145.5
Investment Security Losses, net	(0.3)	(0.4)	(1.4)
Total Noninterest Income	5,081.8	4,657.6	4,395.2
Net Interest Income
Interest Income	1,406.5	1,643.5	2,499.9
Interest Expense	23.8	200.3	822.0
Net Interest Income	1,382.7	1,443.2	1,677.9
Provision for Credit Losses	(81.5)	125.0	(14.5)
Net Interest Income after Provision for Credit Losses	1,464.2	1,318.2	1,692.4
Noninterest Expense
Compensation	2,011.0	1,947.1	1,859.0
Employee Benefits	431.4	387.7	355.2
Outside Services	849.4	763.1	774.5
Equipment and Software	736.3	673.5	612.1
Occupancy	208.7	230.1	212.9
Other Operating Expense	299.1	346.7	329.8
Total Noninterest Expense	4,535.9	4,348.2	4,143.5
Income before Income Taxes	2,010.1	1,627.6	1,944.1
Provision for Income Taxes	464.8	418.3	451.9
NET INCOME	$1,545.3	$1,209.3	$1,492.2
Preferred Stock Dividends	41.8	56.2	46.4
Net Income Applicable to Common Stock	$1,503.5	$1,153.1	$1,445.8
PER COMMON SHARE
Net Income – Basic	$7.16	$5.48	$6.66
– Diluted	7.14	5.46	6.63
Average Number of Common Shares Outstanding – Basic	208,075,522	208,319,412	214,525,547
– Diluted	208,899,230	209,007,986	215,601,149
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Net Income	$1,545.3	$1,209.3	$1,492.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	(534.7)	527.8	228.9
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.8	0.5	(7.7)
Net Foreign Currency Adjustments	10.5	26.9	49.9
Net Pension and Other Postretirement Benefit Adjustments	59.8	67.5	(12.1)
Other Comprehensive Income (Loss)	(463.6)	622.7	259.0
Comprehensive Income	$1,081.7	$1,832.0	$1,751.2
See accompanying notes to consolidated financial statements on pages 93-166.

90 2021 Annual Report | Northern Trust Corporation

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2019	$882.0	$408.6	$1,068.5	$10,776.8	$(453.7)	$(2,173.9)	$10,508.3
Net Income	—	—	—	1,492.2	—	—	1,492.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	259.0	—	259.0
Dividends Declared:
Common Stock, $2.60 per share	—	—	—	(565.9)	—	—	(565.9)
Preferred Stock	—	—	—	(46.4)	—	—	(46.4)
Issuance of Preferred Stock, Series E	391.4	—	—	—	—	—	391.4
Stock Awards and Options Exercised	—	—	(55.4)	—	—	208.0	152.6
Stock Purchased	—	—	—	—	—	(1,100.2)	(1,100.2)
Balance at December 31, 2019	$1,273.4	$408.6	$1,013.1	$11,656.7	$(194.7)	$(3,066.1)	$11,091.0
Cumulative Effect Adjustment related to the adoption of Accounting Standards Update 2016-13	—	—	—	(10.1)	—	—	(10.1)
Balance at January 1, 2020	1,273.4	408.6	1,013.1	11,646.6	(194.7)	(3,066.1)	11,080.9
Net Income	—	—	—	1,209.3	—	—	1,209.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	622.7	—	622.7
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(592.0)	—	—	(592.0)
Preferred Stock	—	—	—	(44.7)	—	—	(44.7)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	161.4	111.9
Stock Purchased	—	—	—	—	—	(299.8)	(299.8)
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	1,545.3	—	—	1,545.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(463.6)	—	(463.6)
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(593.9)	—	—	(593.9)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	(24.3)	—	—	174.4	150.1
Stock Purchased	—	—	—	—	—	(267.6)	(267.6)
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
See accompanying notes to consolidated financial statements on pages 93-166.

2021 Annual Report | Northern Trust Corporation 91

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,545.3	$1,209.3	$1,492.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	0.3	0.4	1.4
Amortization and Accretion of Securities and Unearned Income, net	99.7	88.9	64.6
Provision for Credit Losses	(81.5)	125.0	(14.5)
Depreciation and Amortization	515.6	500.3	458.9
Change in Accrued Income Taxes	37.2	25.4	(70.7)
Pension Plan Contributions	(11.2)	(15.6)	(6.1)
Deferred Income Tax Provision	2.0	16.4	34.3
Change in Receivables	(460.9)	4.5	(50.3)
Change in Interest Payable	(7.8)	(23.6)	(23.6)
Change in Collateral With Derivative Counterparties, net	(466.5)	(17.8)	1,154.0
Other Operating Activities, net	183.8	(16.4)	(448.2)
Net Cash Provided by Operating Activities	1,356.0	1,896.8	2,592.0
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	—	5.0	129.0
Change in Securities Purchased under Agreements to Resell	897.7	(700.9)	357.3
Change in Interest-Bearing Deposits with Banks	2,344.5	712.6	(614.6)
Net Change in Federal Reserve and Other Central Bank Deposits	(9,970.4)	(19,845.2)	(3,683.2)
Purchases of Held to Maturity Debt Securities	(54,734.9)	(40,187.9)	(14,154.3)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	54,902.6	35,658.6	16,290.9
Purchases of Available for Sale Debt Securities	(13,896.2)	(10,886.8)	(12,811.0)
Proceeds from Sale, Maturity and Redemption of Available for Sale Debt Securities	10,079.0	8,748.2	11,057.2
Change in Loans and Leases	(6,744.7)	(2,316.7)	1,087.9
Purchases of Buildings and Equipment	(95.5)	(135.8)	(158.0)
Purchases and Development of Computer Software	(419.6)	(424.6)	(441.8)
Change in Client Security Settlement Receivables	(801.4)	(226.8)	821.0
Acquisition of a Business, Net of Cash Received	—	—	(10.5)
Bank-Owned Life Insurance Policy Premiums	—	—	(1,500.0)
Other Investing Activities, net	(163.7)	(322.7)	225.1
Net Cash Used in Investing Activities	(18,602.6)	(29,923.0)	(3,405.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	17,885.5	32,137.9	4,263.6
Change in Federal Funds Purchased	(260.0)	(292.7)	(2,041.3)
Change in Securities Sold under Agreements to Repurchase	492.1	(450.0)	320.9
Change in Short-Term Other Borrowings	(426.5)	(2,698.3)	(1,184.5)
Redemption of Preferred Stock - Series C	—	(400.0)	—
Proceeds from Senior Notes	—	993.2	498.0
Repayments of Senior Notes	(500.0)	(508.6)	—
Repayment of Floating Rate Capital Debt	(278.8)	—	—
Proceeds from Issuance of Preferred Stock - Series E	—	—	392.5
Treasury Stock Purchased	(267.6)	(299.8)	(1,100.2)
Net Proceeds from Stock Options	53.8	19.5	44.0
Cash Dividends Paid on Common Stock	(583.3)	(584.6)	(529.7)
Cash Dividends Paid on Preferred Stock	(41.8)	(45.9)	(46.4)
Other Financing Activities, net	0.1	1.2	(1.0)
Net Cash Provided by Financing Activities	16,073.5	27,871.9	615.9
Effect of Foreign Currency Exchange Rates on Cash	(159.6)	84.6	74.7
Change in Cash and Due from Banks	(1,332.7)	(69.7)	(122.4)
Cash and Due from Banks at Beginning of Period	4,389.5	4,459.2	4,581.6
Cash and Due from Banks at End of Period	$3,056.8	$4,389.5	$4,459.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$30.8	$226.8	$845.5
Income Taxes Paid	371.0	327.7	437.0
Transfers from Loans to OREO	12.9	0.2	3.5
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	6,864.1	301.5	160.8
Transfers to Leases Held For Sale from Leases	—	—	53.6
See accompanying notes to consolidated financial statements on pages 93-166.

92 2021 Annual Report | Northern Trust Corporation

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
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
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
D. Foreign Currency Remeasurement and Translation. Asset and liability accounts denominated in nonfunctional currencies are remeasured into functional currencies at period-end rates of exchange, except for certain balance sheet items including but not limited to buildings and equipment, goodwill and other intangible assets, which are remeasured at historical exchange rates. Results from remeasurement of asset and liability accounts are reported in Other Operating Income on the consolidated statements of income. Income and expense accounts are remeasured at period-average rates of exchange.
Asset and liability accounts of entities with functional currencies that are not the U.S. dollar are translated at period-end rates of exchange. Income and expense accounts are translated at period-average rates of exchange. Translation adjustments, net of applicable taxes, are reported directly to accumulated other comprehensive income (AOCI), a component of stockholders’ equity.
E. Securities. Available for Sale (AFS) Securities are reported at fair value, with unrealized gains and losses credited or charged, net of the tax effect, to AOCI. Realized gains and losses on AFS securities are determined on a specific identification basis and are reported within Investment Security Losses, net, on the consolidated statements of income. Interest income is recorded on the accrual basis, adjusted for the amortization of premium and accretion of discount.

2021 Annual Report | Northern Trust Corporation 93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Held to Maturity (HTM) Securities consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity. Such securities are reported at cost, adjusted for amortization of premium and accretion of discount. Interest income is recorded on the accrual basis adjusted for the amortization of premium and accretion of discount.
Held for Trading Securities are reported at fair value. Realized and unrealized gains and losses on securities held for trading are reported within Security Commissions and Trading Income on the consolidated statements of income.
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
F. Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase.
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

94 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2021 Annual Report | Northern Trust Corporation 95

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
I. Allowance for Credit Losses.
2021 and 2020 Allowance for Credit Losses after the Adoption of Accounting Standards Update No. 2016-13
As of December 31, 2021 and 2020, the allowance for credit losses represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships.
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

96 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021 and 2020, for purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes an estimated drawdown of unused credit based on credit utilization factors, resulting in a proportionate amount of expected credit losses.
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
Allowance for AFS Securities. AFS securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit related include, but are not limited to, the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred that is then based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security.
Allowance for Other Financial Assets. The allowance for other financial assets consists of the allowance for those other financial assets presented in Due from Banks, Other Central Bank Deposits, Interest-Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for other financial assets primarily utilizes a similar approach as used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and expected to exhibit minimal to modest likelihood of loss.

2021 Annual Report | Northern Trust Corporation 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

98 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2021 Annual Report | Northern Trust Corporation 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Q. Cash Flow Statements. Cash and cash equivalents in the cash flow statements have been defined as “Cash and Due from Banks” on the consolidated balance sheets.
R. Pension and Other Postretirement Benefits. Northern Trust records the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheets. Funded pension and postretirement benefits are reported in Other Assets and unfunded pension and postretirement benefits are reported in Other Liabilities on the consolidated balance sheets. Plan assets and benefit obligations are measured annually at December 31, unless specific circumstances require an interim remeasurement. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Pension costs are recognized ratably over the estimated working lifetime of eligible participants.
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
Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are paid on a current basis for restricted stock units granted prior to February 21, 2017 that are not yet vested, and certain deferred stock unit awards that have vested but are not yet distributed. Dividend equivalents are accrued for performance stock unit awards, most restricted stock unit awards granted on or after February 21, 2017 and director awards not yet vested, and are paid upon vesting. Certain restricted stock units granted on or after February 20, 2018 are not entitled to dividend equivalents during the vesting period. Cash flows resulting from the realization of excess tax benefits are classified as operating cash flows on the consolidated statements of cash flows.
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

100 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2021, or 2020.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of AFS investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include AFS and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2021, Northern Trust’s AFS debt securities portfolio included 2,547 Level 2 securities with an aggregate market value of $35.6 billion. All 2,547 debt securities were valued by external pricing vendors. As of December 31, 2020, Northern Trust’s AFS debt securities portfolio included 2,260 Level 2 debt securities with an aggregate market value of $39.2 billion. All 2,260 debt securities were valued by external pricing vendors. Trading

2021 Annual Report | Northern Trust Corporation 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
account debt securities, which totaled $0.3 million and $0.5 million as of December 31, 2021 and 2020, respectively were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2021 and 2020, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

102 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 52: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$37.5 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.10%			10.10%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	8.73%			8.73%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by fair value hierarchy level.

TABLE 53: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,426.1	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	—	3,876.1	—	—	3,876.1
Government Sponsored Agency	—	18,075.6	—	—	18,075.6
Non-U.S. Government	—	374.0	—	—	374.0
Corporate Debt	—	2,341.7	—	—	2,341.7
Covered Bonds	—	505.6	—	—	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,045.1	—	—	3,045.1
Other Asset-Backed	—	5,941.6	—	—	5,941.6
Commercial Mortgage-Backed	—	1,424.7	—	—	1,424.7
Total Available for Sale	2,426.1	35,584.4	—	—	38,010.5
Trading Account	—	0.3	—	—	0.3
Total Available for Sale and Trading Debt Securities	2,426.1	35,584.7	—	—	38,010.8
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,207.4	—	(1,530.7)	676.7
Interest Rate Contracts	—	140.0	—	(3.1)	136.9
Total Derivative Assets	—	2,347.4	—	(1,533.8)	813.6
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,998.8	—	(1,234.5)	764.3
Interest Rate Contracts	—	98.9	—	(48.1)	50.8
Other Financial Derivatives(1)	—	—	37.5	(0.9)	36.6
Total Derivative Liabilities	$—	$2,097.7	$37.5	$(1,283.5)	$851.7
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2021, derivative assets and liabilities shown above also include reductions of $389.4 million and $139.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

2021 Annual Report | Northern Trust Corporation 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,799.9	$—	$—	$—	$2,799.9
Obligations of States and Political Subdivisions	—	3,083.6	—	—	3,083.6
Government Sponsored Agency	—	24,956.7	—	—	24,956.7
Non-U.S. Government	—	714.0	—	—	714.0
Corporate Debt	—	2,539.6	—	—	2,539.6
Covered Bonds	—	553.1	—	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,345.8	—	—	2,345.8
Other Asset-Backed	—	3,997.5	—	—	3,997.5
Commercial Mortgage Backed	—	1,031.8	—	—	1,031.8
Total Available for Sale	2,799.9	39,222.1	—	—	42,022.0
Trading Account	—	0.5	—	—	0.5
Total Available for Sale and Trading Debt Securities	2,799.9	39,222.6	—	—	42,022.5
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,260.7	—	(3,505.3)	755.4
Interest Rate Contracts	—	297.5	—	(2.5)	295.0
Total Derivatives Assets	—	4,558.2	—	(3,507.8)	1,050.4
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,722.5	—	(2,718.6)	2,003.9
Interest Rate Contracts	—	125.0	—	(98.5)	26.5
Other Financial Derivative(1)	—	—	35.3	—	35.3
Total Derivative Liabilities	$—	$4,847.5	$35.3	$(2,817.1)	$2,065.7
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the years ended December 31, 2021 and 2020.

TABLE 54: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2021	2020
Fair Value at January 1	$35.3	$33.4
Total (Gains) Losses:
Included in Earnings(1)	21.3	18.3
Purchases, Issues, Sales, and Settlements
Settlements	(19.1)	(16.4)
Fair Value at December 31	$37.5	$35.3
Unrealized Losses (Gains) Included in Earnings Related to Financial Instruments Held at December 31(1)	$22.0	$18.6
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

104 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of OREO properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 15.4% and 16.8% as of December 31, 2021 and 2020, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $15.0 million and $24.6 million at December 31, 2021 and 2020, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.

TABLE 55: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$15.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	–	20.0%	15.4%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2020
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$24.6 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	–	20.0%	16.8%
(1) Includes real estate collateral-based loans and other collateral-based loans.

2021 Annual Report | Northern Trust Corporation 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the fair values of all financial instruments.

TABLE 56: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2021
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$3,056.8	$3,056.8	$3,056.8	$—	$—
Federal Reserve and Other Central Bank Deposits	64,582.2	64,582.2	—	64,582.2	—
Interest-Bearing Deposits with Banks	1,949.4	1,949.4	—	1,949.4	—
Securities Purchased under Agreements to Resell	686.4	686.4	—	686.4	—
Debt Securities
Available for Sale(1)	38,010.5	38,010.5	2,426.1	35,584.4	—
Held to Maturity	23,564.5	23,315.4	47.0	23,268.4	—
Trading Account	0.3	0.3	—	0.3	—
Loans (excluding Leases)
Held for Investment	40,319.3	40,208.2	—	—	40,208.2
Held for Sale	12.3	24.5	—	24.5
Client Security Settlement Receivables	1,941.2	1,941.2	—	1,941.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	140.1	140.1	—	140.1	—
Community Development Investments	959.6	959.6	—	959.6	—
Employee Benefit and Deferred Compensation	218.4	222.9	119.1	103.8	—
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$83,318.6	$83,318.6	$83,318.6	$—	$—
Savings Certificates and Other Time	842.7	843.8	—	843.8	—
Non U.S. Offices Interest-Bearing	75,767.1	75,767.1	—	75,767.1	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	531.9	531.9	—	531.9	—
Other Borrowings	3,583.8	3,583.9	—	3,583.9	—
Senior Notes	2,505.5	2,591.4	—	2,591.4	—
Long-Term Debt
Subordinated Debt	1,145.7	1,189.4	—	1,189.4	—
Other Liabilities
Standby Letters of Credit	15.7	15.7	—	—	15.7
Loan Commitments	59.8	59.8	—	—	59.8
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$245.3	$245.3	$—	$245.3	$—
Liabilities	25.5	25.5	—	25.5	—
Interest Rate Contracts
Assets	7.6	7.6	—	7.6	—
Liabilities	8.7	8.7	—	8.7	—
Other Financial Derivatives
Liabilities(2)	37.5	37.5	—	—	37.5
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,962.1	1,962.1	—	1,962.1	—
Liabilities	1,973.3	1,973.3	—	1,973.3	—
Interest Rate Contracts
Assets	132.4	132.4	—	132.4	—
Liabilities	90.2	90.2	—	90.2	—
(1) Refer to the table located on page 103 for the disaggregation of AFS debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

106 2021 Annual Report | Northern Trust Corporation

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
(1) Refer to the table located on page 104 for the disaggregation of AFS debt securities.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

2021 Annual Report | Northern Trust Corporation 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities.

TABLE 57: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,406.2	$29.3	$9.4	$2,426.1
Obligations of States and Political Subdivisions	3,841.0	73.7	38.6	3,876.1
Government Sponsored Agency	18,092.1	93.7	110.2	18,075.6
Non-U.S. Government	383.4	0.1	9.5	374.0
Corporate Debt	2,319.8	31.6	9.7	2,341.7
Covered Bonds	502.6	3.9	0.9	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,052.4	28.1	35.4	3,045.1
Other Asset-Backed	5,962.0	11.3	31.7	5,941.6
Commercial Mortgage-Backed	1,389.0	38.9	3.2	1,424.7
Total	$37,948.5	$310.6	$248.6	$38,010.5

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,728.8	$71.1	$—	$2,799.9
Obligations of States and Political Subdivisions	2,927.8	155.9	0.1	3,083.6
Government Sponsored Agency	24,595.1	388.5	26.9	24,956.7
Non-U.S. Government	713.6	1.1	0.7	714.0
Corporate Debt	2,459.9	79.8	0.1	2,539.6
Covered Bonds	543.1	10.0	—	553.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,281.7	64.7	0.6	2,345.8
Other Asset-Backed	3,953.5	46.8	2.8	3,997.5
Commercial Mortgage-Backed	952.2	79.7	0.1	1,031.8
Total	$41,155.7	$897.6	$31.3	$42,022.0

TABLE 58: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

DECEMBER 31, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$—	$—	$2,157.8	$2,187.1	$248.4	$239.0	$—	$—	$2,406.2	$2,426.1
Obligations of States and Political Subdivisions	22.8	23.0	448.3	462.1	3,239.7	3,262.6	130.2	128.4	3,841.0	3,876.1
Government Sponsored Agency	2,706.1	2,713.2	8,112.2	8,121.1	6,084.0	6,053.4	1,189.8	1,187.9	18,092.1	18,075.6
Non-U.S. Government	72.7	72.7	228.4	223.1	82.3	78.2	—	—	383.4	374.0
Corporate Debt	404.4	408.0	1,892.6	1,911.6	18.1	17.5	4.7	4.6	2,319.8	2,341.7
Covered Bonds	141.5	142.1	361.1	363.5	—	—	—	—	502.6	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	760.6	765.7	1,926.8	1,926.1	365.0	353.3	—	—	3,052.4	3,045.1
Other Asset-Backed	894.0	896.8	3,559.0	3,541.4	1,291.6	1,286.3	217.4	217.1	5,962.0	5,941.6
Commercial Mortgage-Backed	7.5	7.4	962.3	982.1	419.2	435.2	—	—	1,389.0	1,424.7
Total	$5,009.6	$5,028.9	$19,648.5	$19,718.1	$11,748.3	$11,725.5	$1,542.1	$1,538.0	$37,948.5	$38,010.5
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

108 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2021 and 2020.

TABLE 59: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2021	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$239.0	$9.4	$—	$—	$239.0	$9.4
Obligations of States and Political Subdivisions	1,699.5	37.4	31.6	1.2	1,731.1	38.6
Government Sponsored Agency	8,207.3	90.2	1,821.4	20.0	10,028.7	110.2
Non-U.S. Government	230.0	9.5	—	—	230.0	9.5
Corporate Debt	693.7	9.7	—	—	693.7	9.7
Covered Bonds	92.1	0.9	—	—	92.1	0.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,116.8	31.9	172.3	3.5	1,289.1	35.4
Other Asset-Backed	3,815.5	31.4	11.7	0.3	3,827.2	31.7
Commercial Mortgage-Backed	566.8	3.2	—	—	566.8	3.2
Total	$16,660.7	$223.6	$2,037.0	$25.0	$18,697.7	$248.6

AS OF DECEMBER 31, 2020	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Obligations of States and Political Subdivisions	$52.3	$0.1	$—	$—	$52.3	$0.1
Government Sponsored Agency	2,402.3	13.6	2,528.7	13.3	4,931.0	26.9
Non-U.S. Government	90.5	0.7	—	—	90.5	0.7
Corporate Debt	66.6	0.1	—	—	66.6	0.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	162.8	0.5	49.9	0.1	212.7	0.6
Other Asset-Backed	176.8	0.2	792.3	2.6	969.1	2.8
Commercial Mortgage-Backed	44.4	0.1	—	—	44.4	0.1
Total	$2,995.7	$15.3	$3,370.9	$16.0	$6,366.6	$31.3

As of December 31, 2021, 1,233 AFS debt securities with a combined fair value of $18.7 billion were in an unrealized loss position, with their unrealized losses totaling $248.6 million. As of December 31, 2021, unrealized losses in AFS debt securities of $110.2 million related to government sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2020, 412 AFS debt securities with a combined fair value of $6.4 billion were in an unrealized loss position, with their unrealized losses totaling $31.3 million. As of December 31, 2020, unrealized losses in AFS debt securities of $26.9 million related to government-sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
14% and 16% of the AFS corporate debt securities portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities as of December 31, 2021 and 2020, respectively. The remaining unrealized losses on Northern Trust’s AFS debt securities portfolio as of December 31, 2021 and 2020 are attributable to changes in overall market interest rates or credit spreads.
As of December 31, 2021, Northern Trust did not intend to sell any AFS debt securities in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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

2021 Annual Report | Northern Trust Corporation 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was no provision for corporate debt AFS securities for the year ended December 31, 2021 and 2020, and no allowance for credit losses for corporate debt AFS securities as of December 31, 2021 and 2020.

Held to Maturity Debt Securities. The following tables provide the amortized cost, fair values and remaining maturities of held to maturity (HTM) debt securities.

TABLE 60: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF HELD TO MATURITY DEBT SECURITIES

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$47.0	$—	$—	$47.0
Obligations of States and Political Subdivisions	0.8	—	—	0.8
Government Sponsored Agency	5,927.6	1.1	106.1	5,822.6
Non-U.S. Government	5,773.3	3.9	9.8	5,767.4
Corporate Debt	901.8	2.5	6.5	897.8
Covered Bonds	2,942.4	8.3	9.6	2,941.1
Certificates of Deposit	674.7	—	—	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,098.0	14.3	80.0	6,032.3
Other Asset-Backed	682.6	1.0	—	683.6
Other	516.3	3.4	71.6	448.1
Total	$23,564.5	$34.5	$283.6	$23,315.4

	DECEMBER 31, 2020
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$90.0	$—	$—	$90.0
Obligations of States and Political Subdivisions	2.1	0.1	—	2.2
Government Sponsored Agency	3.0	0.3	—	3.3
Non-U.S. Government	8,336.6	7.3	0.2	8,343.7
Corporate Debt	588.0	6.5	0.1	594.4
Covered Bonds	3,184.6	24.6	0.3	3,208.9
Certificates of Deposit	807.2	—	—	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,648.0	43.5	0.9	3,690.6
Other Asset-Backed	677.0	0.9	—	677.9
Other	454.6	1.1	76.5	379.2
Total	$17,791.1	$84.3	$78.0	$17,797.4

As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million, $80 million and $71.6 million related to government sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2020, the $17.8 billion HTM debt securities portfolio had an unrealized loss of $76.5 million related to other residential mortgage-backed securities, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

110 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 61: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

DECEMBER 31, 2021	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$47.0	$47.0	$—	$—	$—	$—	$—	$—	$47.0	$47.0
Obligations of States and Political Subdivisions	0.8	0.8	—	—	—	—	—	—	0.8	0.8
Government Sponsored Agency	1,161.5	1,143.6	2,101.4	2,064.6	1,848.8	1,815.0	815.9	799.4	5,927.6	5,822.6
Non-U.S. Government	4,502.7	4,502.6	1,109.2	1,103.9	161.4	160.9	—	—	5,773.3	5,767.4
Corporate Debt	177.4	178.8	708.3	703.4	16.1	15.6	—	—	901.8	897.8
Covered Bonds	650.1	651.3	1,684.0	1,688.0	608.3	601.8	—	—	2,942.4	2,941.1
Certificates of Deposit	674.7	674.7	—	—	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,086.9	1,091.5	4,507.7	4,451.4	503.4	489.4	—	—	6,098.0	6,032.3
Other Asset-Backed	190.4	190.6	398.0	398.7	94.2	94.3	—	—	682.6	683.6
Other	106.0	104.1	232.0	221.8	60.1	58.4	118.2	63.8	516.3	448.1
Total	$8,597.5	$8,585.0	$10,740.6	$10,631.8	$3,292.3	$3,235.4	$934.1	$863.2	$23,564.5	$23,315.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value. During the year ended December 31, 2020, $301.5 million of securities reflected in U.S. government were transferred from AFS to HTM, all of which were transferred in the second quarter of 2020.

Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.

TABLE 62: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%

2021 Annual Report | Northern Trust Corporation 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 2020
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$90.0	$—	$—	$—	$—	$90.0
Obligations of States and Political Subdivisions	—	1.0	—	1.1	—	2.1
Government Sponsored Agency	3.0	—	—	—	—	3.0
Non-U.S. Government	319.8	1,337.4	6,630.6	48.8	—	8,336.6
Corporate Debt	3.8	279.1	305.1	—	—	588.0
Covered Bonds	3,184.6	—	—	—	—	3,184.6
Certificates of Deposit	—	—	—	—	807.2	807.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,590.9	1,057.1	—	—	—	3,648.0
Other Asset-Backed	677.0	—	—	—	—	677.0
Other	—	—	—	—	454.6	454.6
Total	$6,869.1	$2,674.6	$6,935.7	$49.9	$1,261.8	$17,791.1
Percent of Total	39%	15%	39%	—%	7%	100%

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 94% and 93% of the HTM portfolio comprised of securities rated A or higher as of December 31, 2021 and 2020, respectively. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at December 31, 2021, and 5% and 7% not rated by Moody’s, S&P Global, or Fitch Ratings at December 31, 2021 and 2020, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Investment Security Gains and Losses. Proceeds of $116.7 million, $879.9 million, and $1.2 billion in 2021, 2020, and 2019, respectively, from the sale of debt securities resulted in the following gains and losses shown in the following table.

TABLE 63: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2021	2020	2019
Gross Realized Debt Securities Gains	$1.4	$3.4	$2.4
Gross Realized Debt Securities Losses	(1.7)	(3.8)	(3.5)
Changes in Other-Than-Temporary Impairment Losses(1)	—	—	(0.3)
Net Investment Security Losses	$(0.3)	$(0.4)	$(1.4)
(1) Other-than-temporary impairment losses relate to certain Community Reinvestment Act (CRA) eligible HTM debt securities.
Note 5 – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase.
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

112 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 64: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2021	2020
Balance at December 31	$686.4	$1,596.5
Average Balance During the Year	1,067.4	1,253.1
Average Interest Rate Earned During the Year	0.33%	0.31%
Maximum Month-End Balance During the Year	$1,819.1	$2,055.6

TABLE 65: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2021	2020
Balance at December 31	$531.9	$39.8
Average Balance During the Year	232.0	218.3
Average Interest Rate Paid During the Year	0.07%	0.47%
Maximum Month-End Balance During the Year	$892.6	$269.8

TABLE 66: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	December 31, 2021			December 31, 2020
($ In Millions)	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL
U.S. Treasury and Agency Securities	$32.4	$499.5	$531.9	$39.8	$—	$39.8
Total Borrowings	32.4	499.5	531.9	39.8	—	39.8
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 28	32.4	499.5	531.9	39.8	—	39.8
Amounts related to agreements not included in Note 28	—	—	—	—	—	—
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.

TABLE 67: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2021	2020
Commercial
Commercial and Institutional	$11,489.2	$10,058.3
Commercial Real Estate	4,326.3	3,558.4
Non-U.S.	1,990.2	1,345.7
Lease Financing, net	11.0	11.4
Other	670.7	288.2
Total Commercial	18,487.4	15,262.0
Personal
Private Client	15,256.3	11,815.1
Residential Real Estate	6,319.9	6,035.7
Non-U.S.	381.8	597.9
Other	35.2	49.0
Total Personal	21,993.2	18,497.7
Total Loans and Leases	$40,480.6	$33,759.7

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2021 and 2020, equity credit lines totaled $258.2 million and $304.4 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both of those dates.

2021 Annual Report | Northern Trust Corporation 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, totaling $1.6 billion at December 31, 2021 and $1.1 billion at December 31, 2020. Demand deposit overdrafts reclassified as loan balances totaled $8.0 million and $26.4 million at December 31, 2021 and 2020, respectively. Loans classified as held for sale totaled $12.3 million at December 31, 2021 related to the decision to exit a non-strategic loan portfolio. There were no loans classified as held for sale at December 31, 2020. Loans classified as held for sale are recorded at the lower of cost or fair value.
As of December 31, 2021 and 2020, there were no leases classified as held for sale.

The components of the net investment in leveraged leases is as follows:

TABLE 68: LEVERAGED LEASES

	DECEMBER 31,
(In Millions)	2021	2020
Leveraged Leases
Net Rental Receivable	$11.4	$11.8
Residual Value	—	—
Unearned Income	(0.4)	(0.4)
Investment in Leveraged Leases	11.0	11.4
Lease Financing, net	$11.0	$11.4

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
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA has at least 90 days to respond as to the approval or denial of such application. 1,301 and 36 loans were forgiven through the PPP loan forgiveness process which resulted in $231.5 million and $6.7 million of loan principal and interest being forgiven during the year ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, Northern Trust had 213 outstanding loans totaling $56.9 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.3 million. For its origination efforts, Northern Trust received approximately $0.1 million and $2.6 million in SBA fees, net of service charges, during the year ended December 31, 2021 and 2020, respectively.
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

114 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Loan and lease segment and class balances as of December 31, 2021 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

2021 Annual Report | Northern Trust Corporation 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 69: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$1,057.9	$469.7	$313.7	$156.6	$48.2	$535.8	$4,944.9	$0.1	$7,526.9
4 to 5 Category	1,043.6	432.2	377.3	231.6	234.1	190.1	1,219.0	33.1	3,761.0
6 to 9 Category	50.0	20.3	26.8	30.2	9.9	1.9	62.2	—	201.3
Total Commercial and Institutional	2,151.5	922.2	717.8	418.4	292.2	727.8	6,226.1	33.2	11,489.2
Commercial Real Estate
Risk Rating:
1 to 3 Category	485.3	310.2	260.6	60.2	16.8	79.3	67.5	2.9	1,282.8
4 to 5 Category	967.9	638.1	460.1	223.0	81.4	364.1	182.3	20.5	2,937.4
6 to 9 Category	24.5	—	50.6	—	20.0	8.5	2.5	—	106.1
Total Commercial Real Estate	1,477.7	948.3	771.3	283.2	118.2	451.9	252.3	23.4	4,326.3
Non-U.S.
Risk Rating:
1 to 3 Category	824.1	68.9	38.4	—	9.1	—	582.0	—	1,522.5
4 to 5 Category	160.2	—	—	1.9	—	191.1	73.3	1.8	428.3
6 to 9 Category	2.9	—	23.1	—	—	—	13.4	—	39.4
Total Non-U.S.	987.2	68.9	61.5	1.9	9.1	191.1	668.7	1.8	1,990.2
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	551.5	—	—	—	—	—	—	—	551.5
4 to 5 Category	119.2	—	—	—	—	—	—	—	119.2
Total Other	670.7	—	—	—	—	—	—	—	670.7
Total Commercial	5,287.1	1,939.4	1,550.6	703.5	419.5	1,381.8	7,147.1	58.4	18,487.4
Personal
Private Client
Risk Rating:
1 to 3 Category	455.5	97.9	87.0	14.9	38.3	129.8	7,592.8	44.7	8,460.9
4 to 5 Category	579.2	333.9	519.3	81.0	54.8	39.9	4,979.8	178.3	6,766.2
6 to 9 Category	7.1	0.2	—	20.4	—	—	1.5	—	29.2
Total Private Client	1,041.8	432.0	606.3	116.3	93.1	169.7	12,574.1	223.0	15,256.3
Residential Real Estate
Risk Rating:
1 to 3 Category	1,137.8	996.4	201.8	13.5	49.3	505.8	161.5	—	3,066.1
4 to 5 Category	1,137.3	1,002.5	242.7	79.5	113.3	369.8	218.1	2.2	3,165.4
6 to 9 Category	0.4	10.5	5.4	8.4	0.5	58.2	5.0	—	88.4
Total Residential Real Estate	2,275.5	2,009.4	449.9	101.4	163.1	933.8	384.6	2.2	6,319.9
Non-U.S.
Risk Rating:
1 to 3 Category	27.6	—	1.2	—	—	1.0	44.1	—	73.9
4 to 5 Category	36.1	1.9	18.7	10.4	—	3.8	229.0	7.8	307.7
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	63.7	1.9	19.9	10.4	—	5.0	273.1	7.8	381.8
Other
Risk Rating:
1 to 3 Category	13.4	—	—	—	—	—	—	—	13.4
4 to 5 Category	21.8	—	—	—	—	—	—	—	21.8
Total Other	35.2	—	—	—	—	—	—	—	35.2
Total Personal	3,416.2	2,443.3	1,076.1	228.1	256.2	1,108.5	13,231.8	233.0	21,993.2
Total Loans and Leases	$8,703.3	$4,382.7	$2,626.7	$931.6	$675.7	$2,490.3	$20,378.9	$291.4	$40,480.6

116 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2020	2019	2018	2017	2016	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$663.8	$546.0	$204.6	$96.0	$396.0	$448.8	$3,742.4	$5.5	$6,103.1
4 to 5 Category	793.4	505.1	354.1	405.4	134.6	167.3	1,238.7	32.3	3,630.9
6 to 9 Category	34.3	119.8	37.3	42.8	23.0	6.0	61.1	—	324.3
Total Commercial and Institutional	1,491.5	1,170.9	596.0	544.2	553.6	622.1	5,042.2	37.8	10,058.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	406.3	109.2	27.6	36.5	11.8	99.4	124.3	8.7	823.8
4 to 5 Category	703.1	811.8	332.7	107.4	184.5	382.8	60.4	11.4	2,594.1
6 to 9 Category	15.3	55.2	32.0	25.8	—	12.2	—	—	140.5
Total Commercial Real Estate	1,124.7	976.2	392.3	169.7	196.3	494.4	184.7	20.1	3,558.4
Non-U.S.
Risk Rating:
1 to 3 Category	555.2	16.8	—	11.1	—	—	78.5	—	661.6
4 to 5 Category	313.1	0.7	2.0	—	—	157.9	39.2	1.8	514.7
6 to 9 Category	—	23.1	—	—	—	—	146.3	—	169.4
Total Non-U.S.	868.3	40.6	2.0	11.1	—	157.9	264.0	1.8	1,345.7
Lease Financing, net
Risk Rating:
4 to 5 Category	—	—	—	—	—	11.4	—	—	11.4
Total Lease Financing, net	—	—	—	—	—	11.4	—	—	11.4
Other
Risk Rating:
1 to 3 Category	81.7	—	—	—	—	—	—	—	81.7
4 to 5 Category	206.5	—	—	—	—	—	—	—	206.5
Total Other	288.2	—	—	—	—	—	—	—	288.2
Total Commercial	3,772.7	2,187.7	990.3	725.0	749.9	1,285.8	5,490.9	59.7	15,262.0
Personal
Private Client
Risk Rating:
1 to 3 Category	668.6	273.7	51.7	60.4	10.2	136.1	5,392.8	47.9	6,641.4
4 to 5 Category	492.1	479.9	117.3	60.4	77.5	77.5	3,564.7	207.3	5,076.7
6 to 9 Category	6.0	0.5	22.1	3.2	—	—	63.7	1.5	97.0
Total Private Client	1,166.7	754.1	191.1	124.0	87.7	213.6	9,021.2	256.7	11,815.1
Residential Real Estate
Risk Rating:
1 to 3 Category	1,554.3	317.4	42.9	109.9	205.1	627.8	152.8	1.7	3,011.9
4 to 5 Category	854.6	359.5	115.8	163.2	209.7	896.5	273.1	7.4	2,879.8
6 to 9 Category	15.3	8.3	0.7	0.5	1.9	94.8	22.5	—	144.0
Total Residential Real Estate	2,424.2	685.2	159.4	273.6	416.7	1,619.1	448.4	9.1	6,035.7
Non-U.S.
Risk Rating:
1 to 3 Category	23.3	14.9	—	—	—	1.8	275.6	—	315.6
4 to 5 Category	12.7	26.0	11.8	0.5	0.5	7.9	217.5	5.1	282.0
6 to 9 Category	—	—	—	—	—	0.3	—	—	0.3
Total Non-U.S.	36.0	40.9	11.8	0.5	0.5	10.0	493.1	5.1	597.9
Other
Risk Rating:
1 to 3 Category	34.6	—	—	—	—	—	—	—	34.6
4 to 5 Category	14.4	—	—	—	—	—	—	—	14.4
Total Other	49.0	—	—	—	—	—	—	—	49.0
Total Personal	3,675.9	1,480.2	362.3	398.1	504.9	1,842.7	9,962.7	270.9	18,497.7
Total Loans and Leases	$7,448.6	$3,667.9	$1,352.6	$1,123.1	$1,254.8	$3,128.5	$15,453.6	$330.6	$33,759.7

2021 Annual Report | Northern Trust Corporation 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of December 31, 2021 and 2020.

TABLE 70: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2021
Commercial
Commercial and Institutional	$11,434.7	$32.5	$2.1	$0.4	$11,469.7	$19.5	$11,489.2	$8.8
Commercial Real Estate	4,256.6	3.1	—	—	4,259.7	66.6	4,326.3	52.3
Non-U.S.	1,990.2	—	—	—	1,990.2	—	1,990.2	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	670.7	—	—	—	670.7	—	670.7	—
Total Commercial	18,363.2	35.6	2.1	0.4	18,401.3	86.1	18,487.4	61.1
Personal
Private Client	14,927.3	229.5	71.8	27.7	15,256.3	—	15,256.3	—
Residential Real Estate	6,273.2	7.0	3.3	0.2	6,283.7	36.2	6,319.9	36.2
Non-U.S.	381.6	0.2	—	—	381.8	—	381.8	—
Other	35.2	—	—	—	35.2	—	35.2	—
Total Personal	21,617.3	236.7	75.1	27.9	21,957.0	36.2	21,993.2	36.2
Total Loans and Leases	$39,980.5	$272.3	$77.2	$28.3	$40,358.3	$122.3	$40,480.6	$97.3
			Other Real Estate Owned			$3.0
			Total Nonaccrual Assets			$125.3

118 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2020
Commercial
Commercial and Institutional	$9,877.0	$153.7	$1.2	$—	$10,031.9	$26.4	$10,058.3	$9.1
Commercial Real Estate	3,516.2	2.0	—	—	3,518.2	40.2	3,558.4	32.3
Non-U.S.	1,345.7	—	—	—	1,345.7	—	1,345.7	—
Lease Financing, net	11.4	—	—	—	11.4	—	11.4	—
Other	288.2	—	—	—	288.2	—	288.2	—
Total Commercial	15,038.5	155.7	1.2	—	15,195.4	66.6	15,262.0	41.4
Personal
Private Client	11,765.4	29.1	9.9	7.8	11,812.2	2.9	11,815.1	2.9
Residential Real Estate	5,946.0	23.5	2.9	1.1	5,973.5	62.2	6,035.7	53.8
Non-U.S	596.7	1.2	—	—	597.9	—	597.9	—
Other	49.0	—	—	—	49.0	—	49.0	—
Total Personal	18,357.1	53.8	12.8	8.9	18,432.6	65.1	18,497.7	56.7
Total Loans and Leases	$33,395.6	$209.5	$14.0	$8.9	$33,628.0	$131.7	$33,759.7	$98.1
			Other Real Estate Owned			$0.7
			Total Nonaccrual Assets			$132.4

Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $4.6 million in 2021, $4.6 million in 2020, and $7.3 million in 2019.

Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of December 31, 2021 was immaterial to Northern Trust’s financial statements.

Nonaccrual Loans and Troubled Debt Restructurings (TDRs). A loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring. There were $76.7 million and $38.9 million of nonaccrual TDRs included within nonaccrual loans as of December 31, 2021 and 2020, respectively. There were $16.5 million and $29.3 million of accrual TDRs included within nonaccrual loans as of December 31, 2021 and 2020, respectively. There were $0.2 million and $10.4 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2021 and 2020, respectively, issued to borrowers with TDR modifications of loans.

2021 Annual Report | Northern Trust Corporation 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the years ended December 31, 2021, and 2020, and the recorded investments and unpaid principal balances as of December 31, 2021 and 2020.

TABLE 71: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2021
Commercial
Commercial and Institutional	6	$19.6	$19.6
Commercial Real Estate	3	36.0	42.4
Total Commercial	9	55.6	62.0
Personal
Residential Real Estate	10	1.3	1.5
Total Personal	10	1.3	1.5
Total Loans and Leases	19	$56.9	$63.5
Note: Period-end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2020
Commercial
Commercial and Institutional	3	$24.3	$24.5
Total Commercial	3	24.3	24.5
Personal
Residential Real Estate	22	16.2	16.7
Total Personal	22	16.2	16.7
Total Loans and Leases	25	$40.5	$41.2
Note: Period-end balances reflect all paydowns and charge-offs during the year.

TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the year ended December 31, 2021, the TDR modifications of loans within residential real estate were primarily deferrals of principal, extension of term, and other modifications. During the year ended December 31, 2021, TDR modifications of loans within commercial and institutional were deferrals of principal. During the year ended December 31, 2021, TDR modifications of loans within commercial real estate were primarily deferrals of principal, interest rate concessions, other modifications, and extension of term.
During the year ended December 31, 2020, the TDR modifications of loans within residential real estate were primarily extensions of term, other modifications, deferrals of principal, and interest rate concessions. During the year ended December 31, 2020, TDR modifications of loans within commercial and institutional were other modifications and extensions of term.
There were two loan or lease TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2021. The total recorded investment for these loans was approximately $5.6 million and the unpaid principal balance for these loans was approximately $5.6 million.
There were no loan or lease TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2020.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of December 31, 2021 and 2020, Northern Trust held foreclosed real estate properties with a carrying value of $3.0 million and $0.7 million, respectively, as a result of obtaining physical possession. In addition, as of December 31, 2021 and 2020, Northern Trust had loans with a carrying value of $2.6 million and $7.9 million, respectively, for which formal foreclosure proceedings were in process.

TDR Relief — COVID-19. Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance (as defined below) and the CARES Act.

120 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Various banking regulators, including the Board of Governors of the Federal Reserve (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, issued guidance in the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised) on loan modification treatment (Interagency Guidance) pursuant to which financial institutions can apply ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors. In accordance with the Interagency Guidance, a loan modification is not considered a TDR if: (a) the modification is related to COVID-19; (b) the borrower had been current (not more than 29 days past due) when the modification program was implemented; and (c) the modification includes payment deferrals for not more than 6 months.
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
The following provides the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of December 31, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule). As of December 31, 2021, there were three residential real estate COVID-19-related loan modifications in active deferral status which totaled $2.0 million, with immaterial deferred principal and interest.

TABLE 72: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	DECEMBER 31, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	73	$199.8	$0.1	$1.6
Commercial Real Estate	80	390.7	—	2.4
Total Commercial	153	$590.5	$0.1	$4.0

Personal
Private Client	29	$143.1	$—	$1.0
Residential Real Estate	208	102.0	1.1	1.3
Total Personal	237	$245.1	$1.1	$2.3
Total Loans	390	$835.6	$1.2	$6.3

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
During the year ended December 31, 2021, 148 loans with an aggregate principal amount of $209.4 million that had been granted payment deferrals were paid off. As of December 31, 2021, less than 10% of loans that had been granted payment deferrals were either past due or in nonaccrual status.
Note 7 – Allowance for Credit Losses
Allowance and Provision for Credit Losses. The allowance for credit losses—which represents management’s best estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposures, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. A

2021 Annual Report | Northern Trust Corporation 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial asset is measured individually if it does not share similar risk characteristics with other financial assets and the related allowance is determined through an individual evaluation.
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period of currently two years to project future conditions. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast, consistent with Northern Trust’s economic outlook publications, assumes continued economic recovery from the challenges of COVID-19, with steady growth and a falling unemployment rate over the forecast horizon. An alternative scenario is also considered, which reflects a gradual and prolonged recession that incorporates the experiences of a wider set of historical economic cycles.
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

The following table provides information regarding changes in the total allowance for credit losses.

TABLE 73: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES.

	2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$190.7	$61.1	$7.3	$0.8	$259.9
Charge-Offs	(0.7)	—	—	—	(0.7)
Recoveries	7.0	—	—	—	7.0
Net Recoveries (Charge-Offs)	6.3	—	—	—	6.3
Provision for Credit Losses	(58.6)	(27.0)	3.9	0.2	(81.5)
Balance at End of Period	$138.4	$34.1	$11.2	$1.0	$184.7

	2020
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at End of Prior Period	$104.5	$19.9	$—	$—	$124.4
Cumulative Effect Adjustment	(2.2)	8.9	6.6	0.4	13.7
Balance at Beginning of Period	102.3	28.8	6.6	0.4	138.1
Charge-Offs	(9.7)	—	—	—	(9.7)
Recoveries	6.5	—	—	—	6.5
Net Recoveries (Charge-Offs)	(3.2)	—	—	—	(3.2)
Provision for Credit Losses	91.6	32.3	0.7	0.4	125.0
Balance at End of Period	$190.7	$61.1	$7.3	$0.8	$259.9

	2019
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	TOTAL
Balance at Beginning of Period	$112.6	$25.6	$138.2
Charge-Offs	(6.5)	—	(6.5)
Recoveries	7.2	—	7.2
Net Recoveries (Charge-Offs)	0.7	—	0.7
Provision for Credit Losses	(8.8)	(5.7)	(14.5)
Balance at End of Period	$104.5	$19.9	$124.4

122 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was a $81.5 million release of credit reserves for the year ended December 31, 2021, as compared to a $125.0 million provision for the year ended December 31, 2020. There were net recoveries of $6.3 million for the year ended December 31, 2021, as compared to net charge-offs of $3.2 million for the year ended December 31, 2020. The release of credit reserves during 2021 mostly related to loans and leases and undrawn loan commitments and standby letters of credit. For further detail, please see the following Allowance for the Loan and Lease Portfolio section.

For credit exposure and the associated allowance related to fee receivables, please refer to Note 18, “Revenue from Contracts with Clients.” For information related to the allowance for AFS debt securities, please refer to Note 4, “Securities.” For the allowance pertaining to all other financial assets recognized at amortized cost, which include Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.

Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment.

TABLE 74: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	(0.3)	(0.4)	(0.7)	—	—	—
Recoveries	0.9	6.1	7.0	—	—	—
Net Recoveries (Charge-Offs)	0.6	5.7	6.3	—	—	—
Provision for Credit Losses	(37.2)	(21.4)	(58.6)	(26.2)	(0.8)	(27.0)
Balance at End of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1

	2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	$52.2	$50.1	$102.3	$27.7	$1.1	$28.8
Charge-Offs	(6.3)	(3.4)	(9.7)	—	—	—
Recoveries	2.4	4.1	6.5	—	—	—
Net Recoveries (Charge-Offs)	(3.9)	0.7	(3.2)	—	—	—
Provision for Credit Losses	93.9	(2.3)	91.6	29.9	2.4	32.3
Balance at End of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1

	2019
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$57.6	$55.0	$112.6	$21.1	$4.5	$25.6
Charge-Offs	(3.0)	(3.5)	(6.5)	—	—	—
Recoveries	0.9	6.3	7.2	—	—	—
Net Recoveries (Charge-Offs)	(2.1)	2.8	0.7	—	—	—
Provision for Credit Losses	2.6	(11.4)	(8.8)	(5.3)	(0.4)	(5.7)
Balance at End of Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9

The decrease to the allowance for both loans and leases and undrawn loan commitments and standby letters of credit for 2021 was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics, and was driven by improvements in projected economic conditions and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio.

2021 Annual Report | Northern Trust Corporation 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of December 31, 2021 and 2020.

TABLE 75: RECORDED INVESTMENTS IN LOANS AND LEASES

	DECEMBER 31, 2021			DECEMBER 31, 2020
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$92.1	$74.5	$166.6	$66.6	$65.1	$131.7
Evaluated on a Collective Basis	18,395.3	21,918.7	40,314.0	15,195.4	18,432.6	33,628.0
Total Loans and Leases	18,487.4	21,993.2	40,480.6	15,262.0	18,497.7	33,759.7
Allowance for Credit Losses on Credit Exposures
Evaluated on an Individual Basis	10.1	—	10.1	8.8	0.3	9.1
Evaluated on a Collective Basis	95.5	32.8	128.3	133.4	48.2	181.6
Allowance Assigned to Loans and Leases	105.6	32.8	138.4	142.2	48.5	190.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	1.6	—	1.6
Evaluated on a Collective Basis	31.4	2.7	34.1	56.0	3.5	59.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	31.4	2.7	34.1	57.6	3.5	61.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$137.0	$35.5	$172.5	$199.8	$52.0	$251.8

Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during 2021 and 2020.

TABLE 76: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$0.1	$5.0	$7.3
Provision for Credit Losses	0.6	1.7	1.8	—	(0.2)	3.9
Balance at End of Period	$1.4	$1.9	$3.0	$0.1	$4.8	$11.2

	2020
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at End of Prior Period	$—	$—	$—	$—	$—	$—
Cumulative Effect Adjustment	0.8	0.3	0.9	—	4.6	6.6
Balance at Beginning of Period	0.8	0.3	0.9	—	4.6	6.6
Provision for Credit Losses	—	(0.1)	0.3	0.1	0.4	0.7
Balance at End of Period	$0.8	$0.2	$1.2	$0.1	$5.0	$7.3

Prior to the adoption of ASU 2016-13 on January 1, 2020, Northern Trust recognized $4.4 million of cumulative Other-Than-Temporary-Impairment (OTTI) losses on the debt securities classified as other as of December 31, 2019. For debt securities with previous OTTI losses recorded, Northern Trust applied ASU 2016-13 on a prospective basis whereby the amortized cost basis of the impaired security remains unchanged immediately before and after adopting ASU 2016-13. The allowance recorded at January 1, 2020 for HTM debt securities equals the difference between the calculated expected loss and the amount of OTTI loss previously recorded and represents the cumulative effect adjustment required upon the adoption of ASU 2016-13.

124 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The increase in the allowance attributable to HTM debt securities for 2021 was due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics, and was driven by an increase in exposure.

Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.0 million and $0.8 million as of December 31, 2021 and 2020, respectively.

Accrued Interest. Accrued interest balances are reported within Other Assets on the consolidated balance sheets. Northern Trust elected not to measure an allowance for credit losses for accrued interest receivables related to its loan and securities portfolios as its policy is to write-off uncollectible accrued interest receivable balances in a timely manner. Accrued interest is written off by reversing interest income during the period the financial asset is moved from an accrual to a nonaccrual status.

The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.

TABLE 77: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2021	DECEMBER 31, 2020
Loans and Leases	$62.6	$55.3
Debt Securities
Held to Maturity	30.4	26.5
Available for Sale	129.7	153.6
Other Financial Assets	2.3	1.4
Total	$225.0	$236.8

The amount of accrued interest reversed through interest income for loans and leases was immaterial and there was no accrued interest reversed through interest income related to any other financial assets during the years ended 2021 and 2020.
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

Banks and Bank Holding Companies. At December 31, 2021, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $3.0 billion, and Securities Purchased under Agreements to Resell of $686.4 million. At December 31, 2020, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $4.4 billion, demand balances maintained at correspondent banks of $4.3 billion, and Securities Purchased under Agreements to Resell of $1.6 billion. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.3 billion at December 31, 2021 and $6.0 billion at December 31, 2020, representing 17% and 19%, respectively, of total U.S. loans and leases. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of

2021 Annual Report | Northern Trust Corporation 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the $6.3 billion residential real estate loans at December 31, 2021, $1.6 billion were in Florida, $1.4 billion were in California, and $0.7 billion were in the greater Chicago area, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $665.9 million and $676.1 million at December 31, 2021 and 2020, respectively.
Commercial Real Estate. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and New York markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion. At December 31, 2021, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $357.9 million and $30.0 million, respectively. At December 31, 2020, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $252.3 million and $4.5 million, respectively.

The table below provides additional detail regarding commercial real estate loan types.

TABLE 78: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2021	2020
Commercial Mortgages
Office	$1,011.4	$831.3
Apartment/ Multi-family	1,288.8	906.8
Retail	601.8	561.3
Industrial/ Warehouse	442.9	344.2
Other	516.8	409.9
Total Commercial Mortgages	3,861.7	3,053.5
Construction, Acquisition and Development Loans	464.6	504.9
Total Commercial Real Estate Loans	$4,326.3	$3,558.4

126 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.

TABLE 79: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2021
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	217.6	136.5	81.1
Equipment	478.4	275.4	203.0
Leasehold Improvements	513.6	320.2	193.4
Total Buildings and Equipment	$1,221.1	$732.4	$488.7

	DECEMBER 31, 2020
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$14.5	$0.5	$14.0
Buildings	257.8	163.0	94.8
Equipment	816.4	596.8	219.6
Leasehold Improvements	523.9	337.4	186.5
Total Buildings and Equipment	$1,612.6	$1,097.7	$514.9

The charge for depreciation amounted to $110.8 million in 2021, $116.5 million in 2020, and $103.2 million in 2019 on the consolidated statements of income.
Note 10 – Lease Commitments
At December 31, 2021, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.

The components of lease costs for the years ended December 31, 2021 and 2020 were as follows.
TABLE 80: LEASE COST COMPONENTS

(In Millions)	DECEMBER 31, 2021	DECEMBER 31, 2020
Operating Lease Cost	$96.2	$119.4
Variable Lease Cost	37.3	32.7
Sublease Income	(4.5)	(4.8)
Total Lease Cost	$129.0	$147.3

2021 Annual Report | Northern Trust Corporation 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a maturity analysis of lease liabilities as of December 31, 2021.

TABLE 81: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2022	$93.2
2023	88.9
2024	80.3
2025	82.6
2026	61.7
Later Years	346.5
Total Lease Payments	753.2
Less: Imputed Interest	(90.1)
Present Value of Lease Liabilities	$663.1

As of December 31, 2021, Northern Trust had commitments for operating leases in addition to the above that have not yet commenced for approximately $22 million. These operating leases are for the use of office space with lease terms of between 10 and 12 years and are expected to commence between the first half of 2022 and mid-year 2023.
Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2021 and 2020 are presented in the following table.

TABLE 82: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2021	DECEMBER 31, 2020
Assets
Operating Lease Right-of-Use Asset	Other Assets	$531.2	$560.5
Liabilities
Operating Lease Liability	Other Liabilities	$663.1	$700.6

The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2021 and 2020 were as follows:

TABLE 83: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2021	DECEMBER 31, 2020
Operating Leases
Weighted-Average Remaining Lease Term	9.6 years	10.0 years
Weighted-Average Discount Rate	2.4%	2.5%

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020.
TABLE 84: SUPPLEMENTAL CASH FLOW INFORMATION

(In Millions)	DECEMBER 31, 2021	DECEMBER 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$69.5	$107.9
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$58.5	$164.8

128 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2021 and 2020, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows.

TABLE 85: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2019(1)	$616.4	$80.4	$696.8
Foreign Exchange Rates	10.3	0.1	10.4
Balance at December 31, 2020	$626.7	$80.5	$707.2
Goodwill Acquired	4.2	—	4.2
Foreign Exchange Rates	(5.2)	—	(5.2)
Balance at December 31, 2021	$625.7	$80.5	$706.2
(1) $9.3 million of goodwill was moved from Corporate & Institutional Services to Wealth Management for reporting purposes, to better reflect the nature of the client base.

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
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Corporate & Institutional Services and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2021 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2021.

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2021 and 2020 were as follows.

TABLE 86: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2021	2020
Gross Carrying Amount	$206.4	$221.3
Less: Accumulated Amortization	114.8	108.7
Net Book Value	$91.6	$112.6

Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets was $14.8 million, $16.9 million, and $16.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization for the years 2022, 2023, 2024, 2025, and 2026 is estimated to be $9.9 million, $9.6 million, $9.5 million, $8.9 million, and $8.6 million respectively.

Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2021 and 2020 were as follows.

TABLE 87: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2021	2020
Gross Carrying Amount	$2,982.1	$4,337.4
Less: Accumulated Amortization	1,299.5	2,744.5
Net Book Value	$1,682.6	$1,592.9

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred.

2021 Annual Report | Northern Trust Corporation 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $390.1 million in 2021, $366.9 million in 2020, and $339.1 million in 2019.
Note 12 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2021.

TABLE 88: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2021
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$625.3	$383.5	$1,008.8
Over 1 Year to 2 Years	13.8	—	13.8
Over 2 Years to 3 Years	1.5	—	1.5
Over 3 Years to 4 Years	0.3	—	0.3
Over 4 Years to 5 Years	0.8	—	0.8
Over 5 Years	—	—	—
Total	$641.7	$383.5	$1,025.2

As of December 31, 2020, there were $906.8 million of time deposits in denominations of $250,000 or greater, of which $701.4 million were Certificates of Deposit and $205.4 million were non-U.S.
Note 13 – Senior Notes and Long-Term Debt
Senior Notes. A summary of Senior Notes outstanding at December 31, 2021 and 2020 is presented in the following table.

TABLE 89: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2021	2020
Corporation-Senior Notes(1)
Fixed Rate Due Aug. 2021(2)	3.375%	$—	$499.8
Fixed Rate Due Aug. 2022(2)	2.375	499.8	499.6
Fixed Rate Due Aug. 2028(3)(4)	3.65	548.5	584.4
Fixed Rate Due May 2029(3)(4)	3.15	533.9	567.9
Fixed Rate Due May 2030(3)(4)	1.95	923.3	970.7
Total Senior Notes		$2,505.5	$3,122.4
(1) As of December 31, 2021, debt issuance costs of $2.9 million are included as a direct deduction from the carrying amount and amortized on a straight-line basis over the life of the Note.
(2) Not redeemable prior to maturity.
(3) Redeemable within three months of maturity.
(4) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and increases in the carrying values of senior notes outstanding of $12.5 million and $130.7 million were recorded as of December 31, 2021 and 2020, respectively. See further detail in Note 27, “Derivative Financial Instruments.”

130 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt. A summary of Long-Term Debt outstanding at December 31, 2021 and 2020 is presented in the following table.

TABLE 90: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2021	2020
Corporation-Subordinated Debt(1)
Fixed Rate Notes due Oct. 2025(2)(3)	3.95%	$796.2	$839.8
Fixed-to-Floating Rate Notes due May 2032(4)	3.375	349.5	349.5
Total Long-Term Debt		$1,145.7	$1,189.3
Long-Term Debt Qualifying as Risk-Based Capital		$799.8	$949.7
(1) As of December 31, 2021, debt issuance costs of $0.9 million are included as a direct deduction from the carrying amount and amortized on a straight-line basis over the life of the Note.
(2) Not redeemable prior to maturity.
(3) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and increases in the carrying values of the subordinated notes outstanding of $46.9 million and $90.8 million were recorded as of December 31, 2021 and 2020, respectively. See further detail in Note 27, “Derivative Financial Instruments.”
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
Note 14 – Floating Rate Capital Debt
In January 1997, the Corporation issued $150 million of Floating Rate Capital Securities, Series A, through a statutory business trust wholly owned by the Corporation (NTC Capital I) due in January 2027. In April 1997, the Corporation also issued, through a separate wholly owned statutory business trust (NTC Capital II), $120 million of Floating Rate Capital Securities, Series B due in April 2027. The sole assets of the trusts were subordinated debentures of the Corporation that had the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. The Series A securities were issued at a discount to yield 60.5 basis points above the three-month LIBOR and the Series B securities were issued at a discount to yield 67.9 basis points above the three-month LIBOR. The holders of the Series A and B securities were entitled to receive preferential cumulative cash distributions quarterly in arrears (based on the liquidation amount of $1,000 per security) at an interest rate equal to three-month LIBOR plus 52.0 basis points and 59.0 basis points, respectively.
On October 15, 2021, the Floating Rate Capital Securities Series A and Series B were redeemed at the principal amount plus accrued and unpaid interest and, concurrently with the redemption of the Floating Rate Capital Securities Series A and B, the corresponding subordinated debentures were fully redeemed for $278.8 million principal amount plus accrued and unpaid interest, with $154.9 million attributable to the Series A subordinated debentures and $123.9 million attributable to the Series B subordinated debentures.
The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2021 and 2020.

TABLE 91: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2021	2020
NTC Capital I Subordinated Debentures	$—	$154.3
NTC Capital II Subordinated Debentures	—	123.5
Total Subordinated Debentures	$—	$277.8
Note 15 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2021, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2021, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2021 and 2020 was $493.5 million. Shares of the Series D

2021 Annual Report | Northern Trust Corporation 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock have no par value and a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of December 31, 2021, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of December 31, 2021 and 2020 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 19, 2021, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2022, to stockholders of record as of December 15, 2021.
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
Common Stock. During the year ended December 31, 2021, the Corporation repurchased 2,527,544 shares of common stock, including 394,326 shares withheld related to share-based compensation, at a total cost of $267.6 million. These repurchases were made pursuant to the repurchase program authorized by the Board of Directors in July 2018. In October 2021, this program was terminated and replaced with a new repurchase program, under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits.
The average price paid per share for common stock repurchased in 2021, 2020, and 2019 was $105.90, $91.49, and $93.40, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 92: SHARES OF COMMON STOCK

	2021	2020	2019
Balance at January 1	208,289,178	209,709,046	219,012,050
Incentive Plan and Awards	1,162,484	1,512,035	1,688,931
Stock Options Exercised	837,757	344,686	786,931
Treasury Stock Purchased	(2,527,544)	(3,276,589)	(11,778,866)
Balance at December 31	207,761,875	208,289,178	209,709,046

132 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2021, 2020, and 2019, and changes during the years then ended.
TABLE 93: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES (1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2018	$(114.9)	$4.0	$67.9	$(410.7)	$(453.7)
Net Change	228.9	(7.7)	49.9	(12.1)	259.0
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	527.8	0.5	26.9	67.5	622.7
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(534.7)	0.8	10.5	59.8	(463.6)
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4, “Securities” for further information.
TABLE 94: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2021			2020			2019
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(685.0)	$177.5	$(507.5)	$706.8	$(179.3)	$527.5	$306.1	$(78.0)	$228.1
Reclassification Adjustments for Losses (Gains) Included in Net Income:
Interest Income on Debt Securities(1)	(36.6)	9.2	(27.4)	—	—	—	—	—	—
Net Losses on Debt Securities(2)	0.3	(0.1)	0.2	0.4	(0.1)	0.3	1.1	(0.3)	0.8
Net Change	$(721.3)	$186.6	$(534.7)	$707.2	$(179.4)	$527.8	$307.2	$(78.3)	$228.9
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$5.6	$(1.4)	$4.2	$28.9	$(7.3)	$21.6	$14.9	$(3.7)	$11.2
Interest Rate Contracts	—	—	—	—	—	—	1.5	(0.3)	1.2
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(4.5)	1.1	(3.4)	(28.1)	7.0	(21.1)	(26.7)	6.6	(20.1)
Net Change	$1.1	$(0.3)	$0.8	$0.8	$(0.3)	$0.5	$(10.3)	$2.6	$(7.7)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(133.8)	$4.1	$(129.7)	$169.1	$(8.3)	$160.8	$6.4	$(1.6)	$4.8
Long-Term Intra-Entity Foreign Currency Transaction (Losses) Gains	0.6	(0.1)	0.5	2.1	(0.5)	1.6	(0.5)	0.1	(0.4)
Net Investment Hedge Gains (Losses)	186.6	(46.9)	139.7	(178.7)	43.2	(135.5)	59.7	(14.2)	45.5
Net Change	$53.4	$(42.9)	$10.5	$(7.5)	$34.4	$26.9	$65.6	$(15.7)	$49.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial (Losses) Gains	$7.9	$0.2	$8.1	$47.4	$(12.3)	$35.1	$(36.8)	$7.9	$(28.9)
Reclassification Adjustment for Losses (Gains) Included in Net Income(4)
Amortization of Net Actuarial Loss	41.4	(10.3)	31.1	42.2	(10.4)	31.8	22.4	(5.4)	17.0
Amortization of Prior Service Cost (Credit)	(1.0)	0.3	(0.7)	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Settlement Loss(5)	28.3	(7.0)	21.3	0.8	(0.1)	0.7	—	—	—
Net Change	$76.6	$(16.8)	$59.8	$90.3	$(22.8)	$67.5	$(14.6)	$2.5	$(12.1)
Total Net Change	$(590.2)	$126.6	$(463.6)	$790.8	$(168.1)	$622.7	$347.9	$(88.9)	$259.0
(1) The before-tax reclassification adjustment out of AOCI is related to the amortization of unrealized gains (losses) on AFS debt securities that were transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4, “Securities” for further information.
(2) The before-tax reclassification adjustment out of AOCI related to the realized gains (losses) on AFS debt securities is recorded in Investment Security Losses, net on the consolidated statements of income.
(3) See Note 27, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.
(5) This line includes the before-tax $27.9 million U.S. Qualified Plan pension settlement charge in 2021. Refer to Note 23, “Employee Benefits” for further information.

2021 Annual Report | Northern Trust Corporation 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Net Income per Common Share
The computations of net income per common share are presented in the following table.

TABLE 95: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2021	2020	2019
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,075,522	208,319,412	214,525,547
Net Income	$1,545.3	$1,209.3	$1,492.2
Less: Dividends on Preferred Stock	41.8	56.2	46.4
Net Income Applicable to Common Stock	1,503.5	1,153.1	1,445.8
Less: Earnings Allocated to Participating Securities	12.9	12.1	16.9
Earnings Allocated to Common Shares Outstanding	$1,490.6	$1,141.0	$1,428.9
Basic Net Income Per Common Share	7.16	5.48	6.66
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,075,522	208,319,412	214,525,547
Plus Dilutive Effect of Share-based Compensation	823,708	688,574	1,075,602
Average Common and Potential Common Shares	208,899,230	209,007,986	215,601,149
Earnings Allocated to Common and Potential Common Shares	$1,490.6	$1,141.1	$1,428.9
Diluted Net Income Per Common Share	7.14	5.46	6.63
Note: For the years ended December 31, 2021, 2020, and 2019, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

134 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenues disaggregated by major revenue source.

TABLE 96: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,917.5	$1,674.3	$1,636.4
Investment Management and Advisory	2,140.0	2,029.3	1,930.6
Securities Lending	76.9	88.3	87.7
Other	226.7	203.1	197.4
Total Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1
Other Noninterest Income
Foreign Exchange Trading Income	$292.6	$290.4	$250.9
Treasury Management Fees	44.3	45.4	44.5
Security Commissions and Trading Income	140.2	133.2	103.6
Other Operating Income	243.9	194.0	145.5
Investment Security Losses, net	(0.3)	(0.4)	(1.4)
Total Other Noninterest Income	$720.7	$662.6	$543.1
Total Noninterest Income	$5,081.8	$4,657.6	$4,395.2

On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2021, revenue from contracts with clients also includes $112.1 million of the $140.2 million total Security Commissions and Trading Income and $53.9 million of the $243.9 million total Other Operating Income. For the year ended December 31, 2020, revenue from contracts with clients also includes $102.4 million of the $133.2 million total Security Commissions and Trading Income and $42.8 million of the $194.0 million total Other Operating Income. For the year ended December 31, 2019, revenue from contracts with clients also includes $87.1 million of the $103.6 million total Security Commissions and Trading Income and $41.8 million of the $145.5 million total Other Operating Income.

Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2021 and 2020.

TABLE 97: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2021	2020
Trust Fees Receivable, net(1)	$925.2	$819.3
Other	126.9	116.5
Total Client Receivables	$1,052.1	$935.8
(1) Trust Fees Receivable is net of a $10.9 million and $7.2 million fee receivable allowance as of December 31, 2021 and 2020, respectively.

2021 Annual Report | Northern Trust Corporation 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 – Net Interest Income
The components of Net Interest Income were as follows:

TABLE 98: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Interest Income
Loans and Leases	$713.5	$774.6	$1,153.4
Securities – Taxable	667.6	812.4	1,070.7
– Non-Taxable(1)	1.5	1.4	3.8
Interest-Bearing Due from and Deposits with Banks(2)	9.1	22.4	72.4
Federal Reserve and Other Central Bank Deposits and Other	14.8	32.7	199.6
Total Interest Income	$1,406.5	$1,643.5	$2,499.9
Interest Expense
Deposits(3)	$(61.3)	$48.4	$488.9
Federal Funds Purchased	(0.4)	2.2	25.9
Securities Sold under Agreements to Repurchase	0.2	1.0	6.4
Other Borrowings	14.2	45.3	181.7
Senior Notes	48.3	72.7	72.6
Long-Term Debt	21.1	26.5	38.3
Floating Rate Capital Debt	1.7	4.2	8.2
Total Interest Expense	$23.8	$200.3	$822.0
Net Interest Income	$1,382.7	$1,443.2	$1,677.9
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Deposits were impacted by low and negative interest rates from Non-U.S. Offices Interest-Bearing Deposits, which was approximately 68% of total Interest-Bearing Deposits for the year ended December 31, 2021.
Note 20 – Other Operating Income
The components of Other Operating Income were as follows:

TABLE 99: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Loan Service Fees	$66.6	$52.5	$48.0
Banking Service Fees	50.9	46.1	45.6
Other Income	126.4	95.4	51.9
Total Other Operating Income	$243.9	$194.0	$145.5

Other Operating Income in 2021 increased from 2020, primarily due to higher banking and credit-related service charges, distributions from investments in community development projects and gains from property sales.

136 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21 – Other Operating Expense
The components of Other Operating Expense were as follows:

TABLE 100: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Business Promotion	$65.5	$59.2	$104.2
Staff Related	33.9	29.4	42.8
FDIC Insurance Premiums	14.6	11.8	9.9
Other Intangibles Amortization	14.8	16.9	16.6
Other Expenses	170.3	229.4	156.3
Total Other Operating Expense	$299.1	$346.7	$329.8

Other Operating Expense in 2021 decreased from 2020 primarily due to lower charges associated with account servicing activities and a decline in other miscellaneous expenses. The account servicing activities in the prior year included a $43.4 million charge related to a corporate action processing error.
Note 22 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.

TABLE 101: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	2019
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
Tax Exempt Income	(0.6)	(0.9)	(0.6)
Foreign Tax Rate Differential	0.1	0.7	0.2
Excess Tax Benefit Related to Share-Based Compensation	(0.4)	(0.6)	(0.9)
Tax Credits	(1.6)	(1.7)	(1.0)
Reversal of Tax Benefits Previously Recognized through Earnings	—	1.6	—
State Taxes, net	3.4	3.2	2.8
Valuation Allowance	0.6	1.6	1.5
Other	0.6	0.8	0.2
Effective Tax Rate	23.1%	25.7%	23.2%

Income tax expense for the year ended December 31, 2021 and 2020 was $464.8 million and $418.3 million, representing an effective tax rate of 23.1% and 25.7%, respectively. For the year ended December 31, 2021, the decrease in the effective tax rate was primarily driven by the lower net tax impact from international operations and $26.8 million of prior-year tax expense related to the reversal of tax benefits previously recognized through earnings.
For the year ended December 31, 2020, the increase in the effective tax rate was primarily driven by $26.8 million of tax expense related to the reversal of tax benefits previously recognized through earnings and higher taxes payable on the income of the Corporation’s non-U.S. branches.
For the year ended December 31, 2019, the effective tax rate included an increase in the U.S. taxes payable on the income of the Corporation’s non-U.S. branches. This increase included a valuation allowance against deferred tax assets as management believes the foreign tax credit carryforward generated in 2019 will not be fully realized.
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal authorities before 2013, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2013.

2021 Annual Report | Northern Trust Corporation 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Other Liabilities on the consolidated balance sheets at December 31, 2021 and 2020 were $25.3 million and $22.4 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2021 and 2020 income tax expense by $23.9 million and $20.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

TABLE 102: UNRECOGNIZED TAX BENEFITS

(In Millions)	2021	2020	2019
Balance at January 1	$22.4	$25.3	$21.9
Additions for Tax Positions Taken in the Current Year	1.2	0.9	0.9
Additions for Tax Positions Taken in Prior Years	4.2	0.4	4.0
Reductions for Tax Positions Taken in Prior Years	(2.5)	(4.2)	(1.5)
Reductions Resulting from Expiration of Statutes	—	—	—
Balance at December 31	$25.3	$22.4	$25.3

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
A benefit for interest and penalties of $0.4 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2021. This compares to a provision for interest and penalties of $1.2 million, net of tax, and a benefit of $1.3 million, net of tax, for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the liability for the potential payment of interest and penalties totaled $9.2 million and $9.6 million, net of tax, respectively.
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.

TABLE 103: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Current Tax Provision:
Federal	$241.5	$203.0	$216.4
State	74.0	57.2	50.7
Non-U.S.	147.3	141.7	150.5
Total	$462.8	$401.9	$417.6
Deferred Tax Provision:
Federal	$(11.7)	$8.8	$16.5
State	12.0	5.4	16.5
Non-U.S.	1.7	2.2	1.3
Total	$2.0	$16.4	$34.3
Provision for Income Taxes	$464.8	$418.3	$451.9

In addition to the amounts shown above, tax charges and benefits have been recorded directly to Stockholders’ Equity for the following.

TABLE 104: TAX CHARGES AND BENEFITS RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Tax Effect of Other Comprehensive Income	$(126.6)	$168.1	$88.9

Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.

138 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 105: NET DEFERRED TAX LIABILITIES

	DECEMBER 31,
(In Millions)	2021	2020
Deferred Tax Liabilities:
Lease Financing	$7.0	$9.0
Software Development	271.8	268.1
Depreciation and Amortization	181.3	147.0
Unrealized Gains on Securities, net	82.8	247.6
Compensation and Benefits	65.6	43.8
State Taxes, net	76.3	67.4
Other Liabilities	23.3	18.7
Gross Deferred Tax Liabilities	708.1	801.6
Deferred Tax Assets:
Allowance for Credit Losses	38.6	54.5
Tax Credit and Loss Carryforwards	68.2	55.2
Other Assets	85.4	38.4
Gross Deferred Tax Assets	192.2	148.1
Valuation Reserve	(68.2)	(55.2)
Deferred Tax Assets, net of Valuation Reserve	124.0	92.9
Net Deferred Tax Liabilities	$584.1	$708.7

The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2021 and 2020, expiring in 2031 and 2030, respectively. A cumulative valuation allowance related to the credit carryforward of $67.8 million and $54.7 million was recorded at December 31, 2021 and 2020, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
Northern Trust had various state net operating loss carryforwards as of December 31, 2021 and 2020. The income tax benefits associated with these loss carryforwards were approximately $0.4 million as of December 31, 2021 and $0.5 million as of December 31, 2020. A valuation allowance related to the loss carryforwards of $0.4 million and $0.5 million was recorded at December 31, 2021 and 2020, respectively, as management believes the net operating losses will not be fully realized.
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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2021 and 2020 amounted to $117.8 million and $137.5 million, respectively. Contributions of $6.7 million and $10.6 million were made to the “Rabbi” Trust in 2021 and 2020, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for 2021, 2020, and 2019. Prior service credits are being amortized on a straight-line basis over 11 years for the U.S. Qualified Plan and prior service costs are being amortized on a straight-line basis over 10 years for the U.S. Non-Qualified Plan. Prior service credits will be amortized in full during the first half of 2022 for the U.S. Qualified Plan and prior service costs were amortized in full as of December 31, 2021 for the U.S. Non-Qualified Plan.

2021 Annual Report | Northern Trust Corporation 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 106: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN (1)		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2021	2020	2021	2020	2021	2020
Accumulated Benefit Obligation	$1,246.6	$1,312.9	$204.5	$228.5	$125.5	$139.8

Projected Benefit Obligation	$1,401.3	$1,470.6	$210.1	$236.1	$147.7	$162.3
Plan Assets at Fair Value	1,708.9	1,793.7	198.7	211.5	—	—
Funded Status at December 31	$307.6	$323.1	$(11.4)	$(24.6)	$(147.7)	$(162.3)
Weighted-Average Assumptions:
Discount Rates	3.03%	2.75%	1.34%	0.93%	2.80%	2.45%
Rate of Increase in Compensation Level	4.97	4.97	1.50	1.50	4.97	4.97
Expected Long-Term Rate of Return on Assets	5.25	5.25	1.79	1.28	N/A	N/A
(1) Discount rates of 3.05% and 3.06% and expected long-term rates of return on assets of 5.25% and 5.00% were utilized at the interim remeasurement dates as of June 30, 2021 and September 30, 2021, respectively.

TABLE 107: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2021	2020	2021	2020	2021	2020
Net Actuarial Loss	$273.8	$332.4	$40.4	$49.0	$86.6	$96.3
Prior Service (Credit) Cost	(0.1)	(0.6)	0.6	2.2	—	0.1
Gross Amount in Accumulated Other Comprehensive Income	273.7	331.8	41.0	51.2	86.6	96.4
Income Tax Effect	68.7	82.1	5.2	6.4	21.7	23.9
Net Amount in Accumulated Other Comprehensive Income	$205.0	$249.7	$35.8	$44.8	$64.9	$72.5

TABLE 108: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN (1)				NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2021		2020	2019	2021	2020	2019	2021	2020	2019
Service Cost	$52.3		$47.4	$41.6	$2.2	$1.9	$2.0	$5.3	$4.6	$4.1
Interest Cost	40.4		43.3	47.2	2.2	2.9	3.9	3.7	4.8	5.8
Expected Return on Plan Assets	(79.0)		(76.8)	(86.9)	(3.2)	(3.1)	(4.4)	—	—	—
Amortization:
Net Actuarial Loss	32.4		35.0	17.2	1.0	0.8	0.6	8.2	7.0	5.6
Prior Service (Credit) Cost	(0.4)		(0.4)	(0.4)	0.2	0.4	0.3	0.1	0.2	0.2
Net Periodic Pension Expense	$45.7		$48.5	$18.7	$2.4	$2.9	$2.4	$17.3	$16.6	$15.7
Settlement Expense	27.9		—	—	0.4	0.8	—	—	—	—
Total Pension Expense	$73.6		$48.5	$18.7	$2.8	$3.7	$2.4	$17.3	$16.6	$15.7
Weighted-Average Assumptions:
Discount Rates	2.75%	/ 3.05%	3.37%	4.47%	0.93%	1.40%	2.16%	2.45%	3.37%	4.47%
	/ 3.06%	/ 3.03%
Rate of Increase in Compensation Level		4.97	4.97	4.39	1.50	1.50	1.75	4.97	4.97	4.39
Expected Long-Term Rate of Return on Assets	5.25	/ 5.00	5.25	6.00	1.28	1.72	2.39	N/A	N/A	N/A
(1) In determining the pension expense for the U.S. Qualified Plan for 2021, Northern Trust utilized a discount rate of 2.75% as of December 31, 2020, 3.05% as of June 30, 2021, 3.06% as of September 30, 2021, and 3.03% as of December 31, 2021 and an expected long-term rate of return of 5.25% as of both December 31, 2020 and June 30, 2021, and 5.00% as of September 30, 2021.

Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. In the second quarter of 2021 it became probable that total lump-sum payments in 2021 would exceed the settlement threshold of the sum of annual service and interest cost. Northern Trust recognized settlement charges related to its U.S. Qualified Plan in the second, third, and fourth quarter of 2021, which required interim remeasurements of the U.S. Qualified Plan as of each respective quarter-end. The settlement charge represents the pro rata

140 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation and amounted to a total of $27.9 million in 2021.

The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income.

TABLE 109: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2021	2020	2021	2020	2021	2020
Beginning Balance	$1,470.6	$1,323.4	$236.1	$211.1	$162.3	$149.2
Service Cost	52.3	47.4	2.2	1.9	5.3	4.6
Interest Cost	40.4	43.3	2.2	2.9	3.7	4.8
Employee Contributions	—	—	0.6	0.6	—	—
Plan Amendment	—	—	(1.4)	(0.5)	—	—
Actuarial Loss (Gain)	(19.1)	136.5	(10.4)	19.1	(2.0)	20.4
Settlement	(132.1)	—	(9.4)	(5.4)	—	—
Benefits Paid	(10.8)	(80.0)	(5.5)	(4.1)	(21.6)	(16.7)
Foreign Exchange Rate Changes	—	—	(4.3)	10.5	—	—
Ending Balance	$1,401.3	$1,470.6	$210.1	$236.1	$147.7	$162.3

Actuarial gains of $31.5 million in 2021 were primarily caused by increases in discount rates, while actuarial losses of $176.0 million in 2020 were primarily caused by decreases in discount rates.

TABLE 110: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S.PENSION PLANS	U.S. NON-QUALIFIED PLAN
2022	$85.6	$4.4	$20.0
2023	94.2	4.6	18.3
2024	95.1	4.7	11.7
2025	99.0	4.8	12.3
2026	97.8	5.6	13.3
2027-2031	515.6	34.8	63.9

TABLE 111: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S PENSION PLANS
(In Millions)	2021	2020	2021	2020
Fair Value of Assets at Beginning of Period	$1,793.7	$1,601.2	$211.5	$190.1
Actual Return on Assets(1)	58.1	272.5	(0.8)	17.9
Employer Contributions	—	—	4.5	5.0
Employee Contributions	—	—	0.6	0.6
Settlement	(132.1)	—	(9.4)	(5.4)
Benefits Paid	(10.8)	(80.0)	(5.5)	(4.1)
Foreign Exchange Rate Changes	—	—	(2.2)	7.4
Fair Value of Assets at End of Period	$1,708.9	$1,793.7	$198.7	$211.5
(1) The 2021 actual return on assets for the U.S. Qualified Plan includes a reimbursement of $0.1 million of historical investment expenses paid from the pension trust.

The minimum required and maximum remaining deductible contributions for the U.S. Qualified Plan in 2022 are estimated to be zero and $413.0 million, respectively.
The investment strategy employed for Northern Trust’s U.S. Qualified Plan utilizes a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In general, as the U.S. Qualified Plan’s projected benefit obligation funded ratio increases beyond an established threshold, the U.S. Qualified Plan’s allocation to liability-hedging assets will increase while the allocation to return-seeking assets will decrease. Conversely, a decrease in the U.S. Qualified Plan’s projected benefit obligation funded ratio beyond an established threshold will result in a decrease in the U.S. Qualified Plan’s allocation to liability-hedging assets and increase in the allocation to return-seeking assets. Liability-

2021 Annual Report | Northern Trust Corporation 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hedging assets include U.S. long credit bonds, U.S. long government bonds, and a custom completion strategy used to hedge more closely the liability duration of projected plan benefits with bond duration across all durations. Return-seeking assets include: U.S. equity, international developed equity, emerging markets equity, real estate, high yield bonds, global listed infrastructure, emerging market debt, private equity and hedge funds. During 2021, the funded ratio increased beyond the threshold and the asset allocation of the U.S. Qualified Plan was adjusted to the next stage of the glide path to allow for a greater component of liability-hedging assets.
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
The target allocation of the U.S. Qualified Plan assets had been adjusted in March 2021 and consists of 55% U.S. long credit bonds, 15% global equities (developed and emerging markets), 10% custom completion, 5% private equity, 4% high yield bonds, 3% emerging market debt, 3% global listed infrastructure, 3% private real estate, and 2% hedge funds.
Global equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across country, region, investment style and market capitalization. Fixed income securities held include U.S. treasury securities, corporate bonds, and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate futures (or similar instruments) to align more closely with the target hedge ratio across maturities. Diversifying investments, including private equity, hedge funds, private real estate, emerging market debt, high yield bonds, and global listed infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the U.S. Qualified Plan is prohibited. The U.S. Qualified Plan’s private equity investments are limited to 20% of each of the total limited partnership or fund of funds and the maximum allowable loss cannot exceed the commitment amount. The U.S. Qualified Plan invests in one hedge fund of funds, which invests, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles.
Investments in private real estate, high yield bonds, emerging market debt, and global listed infrastructure are designed to provide income and added diversification.
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were three and five derivatives held by the U.S. Qualified Plan at December 31, 2021 and 2020, respectively.
Investment risk is measured and monitored on an ongoing basis through monthly liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Standards used to evaluate the U.S. Qualified Plan’s investment manager performance include, but are not limited to, the achievement of objectives, operation within guidelines and policy, and comparison against a benchmark. In addition, each manager of the investment funds held by the U.S. Qualified Plan is ranked against a universe of peers and compared to a benchmark. Total U.S. Qualified Plan performance analysis includes an analysis of the market environment, asset allocation impact on performance, risk and return relative to other ERISA plans, and manager impacts upon U.S. Qualified Plan performance.
The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for the U.S. Qualified Plan assets measured at fair value.
Level 1 – Quoted, active market prices for identical assets or liabilities. The U.S. Qualified Plan’s Level 1 assets are comprised primarily of mutual funds and domestic common stocks. The U.S. Qualified Plan’s Level 1 investments that are exchange traded are valued at the closing price reported by the respective exchanges on the day of valuation.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The U.S. Qualified Plan’s Level 2 assets are comprised of collective trust funds, corporate bonds, government obligations, and municipal and provincial bonds. The investments in collective trust funds fair values are calculated on a scheduled basis using the closing market prices and accruals of securities in the funds (total value of the funds) divided by the number of fund shares currently issued and outstanding. Redemptions of the collective trust funds occur by contract at the respective fund’s redemption date net asset value (NAV).
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2021 and 2020.

142 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets valued at fair value using NAV per share - The U.S. Qualified Plan’s assets valued at fair value using NAV per share include investments in private equity funds and a hedge fund, which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value. The investments in the private equity funds and a hedge fund are considered to be long-term investments. There are no capital withdrawal options related to the investments in the private equity funds. However, capital is occasionally distributed as underlying investments are sold. It is estimated that the current private equity investments would be liquidated over 1 to 15 years, depending on the vintage year of a particular fund. With sixty-days advance notice, the Plan’s investment in the hedge fund can be withdrawn at the next calendar quarter end.
The U.S. Qualified Plan’s assets valued at fair value using NAV per share also include investments in real estate funds, which invest in real estate assets. The investment in properties by the real estate funds are carried at fair value, which is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The valuation plan for each real estate investment is subject to review on an annual basis which is based on either an external appraisal from appraisal firms or internal valuations prepared by the real estate fund’s investment advisor. The Plan’s investment in real estate funds are considered to be long-term investments and, with forty-five days advance notice, can be withdrawn at the next calendar quarter end to the extent the real estate funds have liquid assets.
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
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2021 and 2020.

TABLE 112: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$17.5	$—	$—	$17.5
Foreign Common Stock	0.3	—	—	0.3
Domestic Corporate Bonds	—	341.7	—	341.7
Foreign Corporate Bonds	—	60.9	—	60.9
U.S. Government Obligations	—	103.9	—	103.9
Non-U.S. Government Obligations	—	20.0	—	20.0
Domestic Municipal and Provincial Bonds	—	21.0	—	21.0
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	837.2	—	837.2
Mutual Funds	108.9	—	—	108.9
Cash and Other	46.7	—	—	46.7
Total Assets at Fair Value in the Fair Value Hierarchy	$173.4	$1,385.0	$—	$1,558.4
Assets Valued at NAV per share
Northern Trust Private Equity Funds				34.5
Northern Trust Hedge Fund				36.7
Real Estate Funds				79.3
Total Assets at Fair Value				$1,708.9

2021 Annual Report | Northern Trust Corporation 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2020
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$13.5	$—	$—	$13.5
Domestic Corporate Bonds	—	314.4	—	314.4
Foreign Corporate Bonds	—	43.6	—	43.6
U.S. Government Obligations	2.9	113.1	—	116.0
Non-U.S. Government Obligations	—	22.9	—	22.9
Domestic Municipal and Provincial Bonds	—	22.4	—	22.4
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	985.5	—	985.5
Mutual Funds	167.0	—	—	167.0
Cash and Other	7.5	—	—	7.5
Total Assets at Fair Value in the Fair Value Hierarchy	$190.9	$1,502.2	$—	$1,693.1
Assets Valued at NAV per share
Northern Trust Private Equity Funds				20.3
Northern Trust Hedge Fund				34.2
Real Estate Funds				46.1
Total Assets at Fair Value				$1,793.7

A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2021 measurement date was set at 5.25%.

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
Northern Trust changed the plan design of its post-retirement health care plan as of January 1, 2021, which resulted in the recognition of a prior service credit of $12.7 million at the time these changes were communicated to participants in August 2020. Concurrently, a further shift in population from active to inactive participants required an adjustment to the amortization period from the average remaining service period of active participants to the average life expectancy of the inactive participants. Prior service credits are being amortized on a straight-line basis over 13.9 years.
The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, 2021 and 2020, the net periodic postretirement benefit cost of the plan for 2021 and 2020, and the change in the accumulated postretirement benefit obligation during 2021 and 2020.

TABLE 113: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2021	2020
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$8.7	$13.2
Actives Eligible for Benefits	1.5	2.5
Net Postretirement Benefit Obligation	$10.2	$15.7

144 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 114: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2021	2020
Net Actuarial (Gain) Loss	$(5.3)	$(4.9)
Prior Service (Credit) Cost	(11.5)	(12.4)
Gross Amount in Accumulated Other Comprehensive Income	(16.8)	(17.3)
Income Tax Effect	(4.2)	(4.3)
Net Amount in Accumulated Other Comprehensive Income	$(12.6)	$(13.0)

TABLE 115: NET PERIODIC POSTRETIREMENT EXPENSE (BENEFIT)

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Service Cost	$—	$—	$—
Interest Cost	0.3	0.7	1.2
Expected Return on Plan Assets	—	—	—
Amortization
Net Actuarial (Gain)	(0.2)	(0.6)	(1.1)
Prior Service (Credit) Cost	(0.9)	(0.3)	—
Net Periodic Postretirement Expense	$(0.8)	$(0.2)	$0.1

TABLE 116: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020
Beginning Balance	$15.7	$28.8
Service Cost	—	—
Interest Cost	0.3	0.7
Plan Amendment	—	(12.7)
Actuarial (Gain)	(3.3)	(0.1)
Net Claims Paid	(2.5)	(1.0)
Ending Balance	$10.2	$15.7

Northern Trust uses the aggregate Pri-2012 mortality table with a 2012 base year and proposed future improvements under scale MP-2021, as released by the Society of Actuaries in October 2021. The assumption for future mortality improvements was updated at December 31, 2021 from the prior year’s improvement scale MP-2020.

TABLE 117: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2022	$1.5
2023	1.4
2024	1.3
2025	1.2
2026	1.1
2027-2031	4.3

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 2.56% at December 31, 2021, and 2.16% at December 31, 2020. Due to the changes in the plan design as of January 1, 2021, the health care cost trend rate assumptions including the assumption for drug claims, are not currently impacting the measurement of the postretirement health care plan.

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a

2021 Annual Report | Northern Trust Corporation 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
matching component. The expense associated with defined contribution plans is charged to Employee Benefits expense on the consolidated statements of income and totaled $65.3 million in 2021, $62.9 million in 2020, and $57.6 million in 2019.
Note 24 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 118: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Restricted Stock Unit Awards	$78.2	$78.1	$81.4
Stock Options	—	0.5	1.4
Performance Stock Units	17.3	12.8	25.1
Total Share-Based Compensation Expense	$95.5	$91.4	$107.9
Tax Benefits Recognized	$24.0	$22.9	$26.7

As of December 31, 2021, there was $71.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately three years.
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
Grants are outstanding under the 2017 Plan, the 2012 Plan, and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2021, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 16,181,087.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 years life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2021, 2020, and 2019.

146 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2021, 2020, and 2019.

TABLE 119: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2021	2020	2019
Grant-Date Fair Value of Stock Options Vested	$2.2	$4.5	$6.6
Stock Options Exercised
Intrinsic Value as of Exercise Date	41.3	13.6	35.4
Cash Received	53.8	19.5	44.0
Tax Deduction Benefits Realized	41.3	13.4	35.2

The following is a summary of changes in nonvested stock options for the year ended December 31, 2021.

TABLE 120: CHANGES IN NONVESTED STOCK OPTIONS

NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2020	114,829	$19.18
Granted	—	—
Vested	(114,829)	19.18
Forfeited or Cancelled	—	—
Nonvested at December 31, 2021	—	$—

A summary of the status of stock options at December 31, 2021, and changes during the year then ended, are presented in the following table.

TABLE 121: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2020	1,349,925	$66.87
Granted	—	—
Exercised	(837,757)	64.16
Forfeited, Expired or Cancelled	(2,280)	52.64
Options Outstanding, December 31, 2021	509,888	$71.39	3.4	$24.6
Options Exercisable, December 31, 2021	509,888	$71.39	3.4	$24.6

Restricted Stock Unit Awards. Restricted stock units may be granted to participants and entitles them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2021 predominately vest at a rate equal to 25% per year for four years on the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 846,433, 772,848, and 855,112, with weighted average grant-date fair values of $99.31, $99.58, and $91.89 per share, for the years ended December 31, 2021, 2020, and 2019, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020, and 2019, was $89.4 million, $100.2 million, and $89.3 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2021, and changes during the year then ended, is presented in the following table.

2021 Annual Report | Northern Trust Corporation 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 122: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2020	2,145,651	$199.8
Granted	846,433
Distributed	(944,393)
Forfeited	(46,175)
Restricted Stock Unit Awards Outstanding, December 31, 2021	2,001,516	$239.4
Units Convertible, December 31, 2021	19,526	$2.3

The following is a summary of nonvested restricted stock unit awards at December 31, 2021, and changes during the year then ended.

TABLE 123: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2020	2,125,881	$95.61	2.1
Granted	846,433	99.31
Vested	(944,149)	94.70
Forfeited	(46,175)	98.31
Nonvested at December 31, 2021	1,981,990	$97.56	2.3

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit based on the attainment of certain performance criteria over a three-year period. For performance stock unit awards granted in 2019, the number of units that will vest are based on the attainment of specified performance targets that are a function of average return on equity goals over a three-year period. For performance stock unit awards granted in 2020 and 2021, the number of units that will vest are subject to the attainment of specified performance targets that are a function of average return on equity goals and average return on equity performance relative to that of a performance peer group, each measured over a three-year period. For performance stock units outstanding as of December 31, 2021, the number of performance stock units that will vest ranges from 0% to 150% of the original award granted based on the achievement of both absolute and relative return on equity goals over a three-year period compared to performance targets. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 204,539, 205,847, and 213,044 for the years ended December 31, 2021, 2020, and 2019, respectively, with weighted average grant-date fair values of $97.77, $100.83, and $93.00. Performance stock units outstanding at target level performance totaled 622,817, 660,510, and 667,741 at December 31, 2021, 2020, and 2019, respectively. Performance stock units had aggregate intrinsic values of $74.5 million, $61.5 million, and $70.9 million, and weighted average remaining vesting terms of 1.0 year each at December 31, 2021, 2020, and 2019, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.5 million (13,968 units), $1.5 million (20,148 units), and $1.3 million (14,232 units) were granted to non-employee directors in 2021, 2020, and 2019, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.6 million, $1.6 million, and $1.4 million in 2021, 2020, and 2019, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in stock.

148 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $377.1 million in 2021, $296.2 million in 2020, and $326.1 million in 2019.
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2021 and 2020.

TABLE 124: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2021			2020
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$9,567.0	$17,855.2	$27,422.2	$11,260.5	$17,678.0	$28,938.5
Standby Letters of Credit and Financial Guarantees(2)(3)	3,485.6	553.9	4,039.5	1,228.1	763.5	1,991.6
Commercial Letters of Credit	68.5	1.1	69.6	54.6	—	54.6
Custody Securities Lent with Indemnification	170,445.3	—	170,445.3	157,478.0	—	157,478.0
Total Off-Balance Sheet Financial Instruments	$183,566.4	$18,410.2	$201,976.6	$170,021.2	$18,441.5	$188,462.7
(1) These amounts exclude $366.6 million and $384.7 million of commitments participated to others at December 31, 2021 and 2020, respectively.
(2) These amounts include $30.5 million and $24.2 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2021 and 2020, respectively.
(3) This amount includes a $2,309.6 million guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of December 31, 2021. As of December 31, 2020, there was no guarantee to the FICC as Northern Trust became a sponsored member during the third quarter of 2021.

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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2021 and 2020 subject to indemnification was $170.4 billion and $157.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2021, or 2020 related to these indemnifications.

2021 Annual Report | Northern Trust Corporation 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of December 31, 2021 and 2020, there were no unsettled repurchase or reverse repurchase agreements.

Sponsored Member Program. Effective during the third quarter of 2021, Northern Trust became an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. Please refer to Note 28, “Offsetting of Assets and Liabilities” for additional information on Northern Trust’s repurchase and reverse repurchase agreements.

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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2021 and 2020, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.

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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As

150 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of December 31, 2021, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. On June 28, 2018, September 27, 2019 and December 29, 2021, Visa deposited an additional $600 million, $300 million, and $250 million, respectively, into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both December 31, 2021 and 2020.
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

2021 Annual Report | Northern Trust Corporation 151

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

The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2021 and 2020.

TABLE 125: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2021			DECEMBER 31, 2020
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,430.5	$7.6	$8.7	$4,717.6	$8.2	$10.2
Cash Flow Hedges	—	—	—	50.0	0.1	—
Foreign Exchange Contracts
Cash Flow Hedges	3,697.9	61.8	12.6	6,554.4	15.4	104.0
Net Investment Hedges	4,161.8	183.3	12.3	3,480.3	0.1	207.7
Total Derivatives Designated as Hedging under GAAP	$12,290.2	$252.7	$33.6	$14,802.3	$23.8	$321.9
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$109.9	$0.2	$0.6	$67.7	$0.1	$0.1
Other Financial Derivatives(3)	738.5	—	37.5	745.4	—	35.3
Total Non-Designated Risk Management Derivatives	$848.4	$0.2	$38.1	$813.1	$0.1	$35.4
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$315,532.3	$1,962.1	$1,973.3	$320,563.4	$4,245.1	$4,410.7
Interest Rate Contracts	11,570.1	132.4	90.2	10,573.3	289.2	114.8
Total Client-Related and Trading Derivatives	$327,102.4	$2,094.5	$2,063.5	$331,136.7	$4,534.3	$4,525.5
Total Derivatives Not Designated as Hedging under GAAP	$327,950.8	$2,094.7	$2,101.6	$331,949.8	$4,534.4	$4,560.9
Total Gross Derivatives	$340,241.0	$2,347.4	$2,135.2	$346,752.1	$4,558.2	$4,882.8
Less: Netting(4)		1,533.8	1,283.5		3,507.8	2,817.1
Total Derivative Financial Instruments		$813.6	$851.7		$1,050.4	$2,065.7
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

152 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates.
There were no material gains or losses reclassified into earnings during the years ended December 31, 2021, 2020, and 2019 as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $4.3 million and net gains of $52.7 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. As of December 31, 2021, 20 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2021, 2020 and 2019.

TABLE 126: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(in Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total amounts on the consolidated statements of income	$1,406.5	$1,643.5	$2,499.9	$23.8	$200.3	$822.0	$243.9	$194.0	$145.5
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	39.1	(66.3)	(95.9)	(161.6)	100.2	99.4	—	—	—
Recognized on hedged items	(39.1)	66.3	95.9	161.6	(100.2)	(99.4)	—	—	—
Amounts related to interest settlements on derivatives	(16.2)	(13.2)	21.2	57.1	29.9	5.2	—	—	—
Total gains (losses) recognized on fair value hedges	$(16.2)	$(13.2)	$21.2	$57.1	$29.9	$5.2	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	10.5	27.4	26.4	—	—	—	(6.0)	0.2	0.8
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	0.5	(0.5)	—	—	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$10.5	$27.9	$25.9	$—	$—	$—	$(6.0)	$0.2	$0.8

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of December 31, 2021 and 2020.

TABLE 127: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2021		DECEMBER 31, 2020
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,677.4	$11.1	$2,075.1	$48.8
Senior Notes and Long-Term Subordinated Debt	2,745.6	59.5	2,745.1	221.5
Total	$4,423.0	$70.6	$4,820.2	$270.3
(1) The cumulative hedge accounting basis adjustment includes $9.6 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2021. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2021.
(2) The cumulative hedge accounting basis adjustment includes $10.4 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2020. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2020.
(3) Carrying value represents amortized cost.

Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $186.6 million and losses of $178.7 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2021 and 2020, respectively.

2021 Annual Report | Northern Trust Corporation 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 for derivative instruments not designated as hedges under GAAP.

TABLE 128: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2021	2020	2019
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$1.2	$6.4	$(1.6)
Other Financial Derivatives(1)	Other Operating Income	(21.3)	(18.3)	(20.0)
Gains (Losses) from non-designated risk management derivatives		$(20.1)	$(11.9)	$(21.6)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$292.6	$290.4	$250.9
Interest Rate Contracts	Security Commissions and Trading Income	15.7	22.4	12.9
Gains (Losses) from client-related and trading derivatives		$308.3	$312.8	$263.8
Total gains (losses) from derivatives not designated as hedging under GAAP		$288.2	$300.9	$242.2
(1) This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

154 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 28 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2021 and 2020.

TABLE 129: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,762.7	$1,530.7	$232.0	$2.8	$229.2
Interest Rate Swaps OTC	140.0	3.1	136.9	—	136.9
Total Derivatives Subject to a Master Netting Arrangement	1,902.7	1,533.8	368.9	2.8	366.1
Total Derivatives Not Subject to a Master Netting Arrangement	444.7	—	444.7	—	444.7
Total Derivatives	2,347.4	1,533.8	813.6	2.8	810.8
Securities Purchased under Agreements to Resell(2)	$2,078.9	$1,392.5	$686.4	$686.4	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,799.7	$3,505.3	$294.4	$0.9	$293.5
Interest Rate Swaps OTC	295.9	2.5	293.4	—	293.4
Interest Rate Swaps Exchange Cleared	1.6	—	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	4,097.2	3,507.8	589.4	0.9	588.5
Total Derivatives Not Subject to a Master Netting Arrangement	461.0	—	461.0	—	461.0
Total Derivatives	4,558.2	3,507.8	1,050.4	0.9	1,049.5
Securities Purchased under Agreements to Resell	$1,596.5	$—	$1,596.5	$1,596.5	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.8 billion and $7.3 billion as of December 31, 2021 and 2020, respectively.
(2) Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in FICC.
(3) Including cash collateral received from counterparties.
(4) Including financial assets accepted as collateral which are received from counterparties.
(5) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2021 and 2020.

2021 Annual Report | Northern Trust Corporation 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2021 and 2020.

TABLE 130: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,430.1	$1,234.5	$195.6	$—	$195.6
Interest Rate Swaps OTC	98.7	48.1	50.6	—	50.6
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	37.5	0.9	36.6	—	36.6
Total Derivatives Subject to a Master Netting Arrangement	1,566.5	1,283.5	283.0	—	283.0
Total Derivatives Not Subject to a Master Netting Arrangement	568.7	—	568.7	—	568.7
Total Derivatives	2,135.2	1,283.5	851.7	—	851.7
Securities Sold under Agreements to Repurchase(2)	$1,924.4	$1,392.5	$531.9	$531.9	$—

	DECEMBER 31, 2020
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,577.7	$2,718.6	$859.1	$0.5	$858.6
Interest Rate Swaps OTC	125.0	98.5	26.5	—	26.5
Other Financial Derivatives	35.3	—	35.3	—	35.3
Total Derivatives Subject to a Master Netting Arrangement	3,738.0	2,817.1	920.9	0.5	920.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,144.8	—	1,144.8	—	1,144.8
Total Derivatives	4,882.8	2,817.1	2,065.7	0.5	2,065.2
Securities Sold under Agreements to Repurchase	$39.8	$—	$39.8	$39.8	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.3 billion and $3.5 billion as of December 31, 2021 and 2020, respectively.
(2) Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in FICC.
(3) Including cash collateral deposited with counterparties.
(4) Including financial assets accepted as collateral which are deposited with counterparties.
(5) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2021 and 2020.

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

156 2021 Annual Report | Northern Trust Corporation

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
Additional cash collateral received from and deposited with derivative counterparties totaling $93.5 million and $43.4 million, respectively, as of December 31, 2021, and $111.0 million and $49.0 million, respectively, as of December 31, 2020, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $111.5 million and $1,648.2 million at December 31, 2021 and 2020, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $84.2 million and $1,044.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2021 and 2020 of $27.3 million and $604.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2021 and 2020, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $959.6 million and $919.6 million, respectively, of which $922.8 million and $874.0 million are VIEs as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $289.3 million and $351.6 million, respectively, of which $280.5 million and $335.9 million related to undrawn commitments on VIEs as of December 31, 2021 and 2020, respectively.

2021 Annual Report | Northern Trust Corporation 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $87.2 million and $78.9 million, respectively, as of December 31, 2021 and 2020.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $287.8 million of money market mutual fund fees for the year ended December 31, 2021 related to the low-interest-rate environment and certain competitive factors. Northern Trust waived $36.4 million of money market mutual fund fees for the year ended December 31, 2020. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2021 and 2020, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 30 – Pledged and Restricted Assets
Pledged Assets. Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.

The following table presents Northern Trust’s pledged assets.

TABLE 131: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2021	2020
Securities
Obligations of States and Political Subdivisions	$3.7	$2.9
Government Sponsored Agency and Other Securities	35.6	32.5
Loans	15.3	12.1
Total Pledged Assets	$54.6	$47.5

Collateral required for these purposes totaled $5.6 billion and $5.7 billion at December 31, 2021 and 2020, respectively.

The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.

TABLE 132: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	DECEMBER 31, 2021	DECEMBER 31, 2020	DECEMBER 31, 2021	DECEMBER 31, 2020
Debt Securities
Available for Sale	$524.1	$33.0	$17.6	$27.1

The secured parties to these transactions have the right to repledge or sell the securities as it relates to $524.1 million and $33.5 million of the pledged collateral as of December 31, 2021 and 2020, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.

158 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of securities accepted as collateral.

TABLE 133: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020
Collateral that may be repledged or sold
Reverse repurchase agreements(1)	$1,457.0	$1,179.8
Derivative contracts	2.8	0.9
Collateral that may not be repledged or sold
Reverse repurchase agreements	650.0	500.0
Total Collateral Accepted	$2,109.8	$1,680.7
(1) The fair value of securities collateral that was repledged or sold totaled $1,419.0 million at December 31, 2021. There was no repledged or sold collateral as of December 31, 2020.
Restricted Assets. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.4 billion in 2020.
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
The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation may pay dividends only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve).
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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an FTE

2021 Annual Report | Northern Trust Corporation 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
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
Revenues, expenses and average assets are allocated to C&IS and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within the Other segment.
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
Corporate & Institutional Services. C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.
Wealth Management. Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
Other. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are included within Other.
The following tables reflect the earnings contribution and average assets of Northern Trust’s reporting segments for the years ended December 31, 2021, 2020, and 2019.

160 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 134: CORPORATE & INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,487.3	$2,321.6	$2,211.5
Foreign Exchange Trading Income	279.0	276.3	232.2
Other Noninterest Income	261.2	222.5	178.2
Total Noninterest Income	3,027.5	2,820.4	2,621.9
Net Interest Income(1)	637.2	665.5	918.7
Revenue(1)	3,664.7	3,485.9	3,540.6
Provision for Credit Losses	(33.8)	38.1	1.9
Noninterest Expense	2,863.0	2,752.7	2,605.5
Income before Income Taxes(1)	835.5	695.1	933.2
Provision for Income Taxes(1)	194.1	174.4	219.4
Net Income	$641.4	$520.7	$713.8
Percentage of Consolidated Net Income	41%	43%	48%
Average Assets	$120,883.2	$104,790.6	$87,557.1
(1) Financial measures stated on an FTE basis.

TABLE 135: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,873.8	$1,673.4	$1,640.6
Foreign Exchange Trading Income	13.6	14.1	18.7
Other Noninterest Income	188.2	168.0	131.1
Total Noninterest Income	2,075.6	1,855.5	1,790.4
Net Interest Income(1)	781.1	812.1	792.0
Revenue(1)	2,856.7	2,667.6	2,582.4
Provision for Credit Losses	(47.7)	86.9	(16.4)
Noninterest Expense	1,651.1	1,559.7	1,531.6
Income before Income Taxes(1)	1,253.3	1,021.0	1,067.2
Provision for Income Taxes(1)	317.0	291.8	271.1
Net Income	$936.3	$729.2	$796.1
Percentage of Consolidated Net Income	61%	60%	53%
Average Assets	$35,480.0	$32,020.5	$29,994.3
(1) Financial measures stated on an FTE basis.

TABLE 136: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2021	2020	2019
Noninterest Income	$(21.3)	$(18.3)	$(17.1)
Net Interest Income(1)	—	—	—
Revenue(1)	(21.3)	(18.3)	(17.1)
Noninterest Expense	21.8	35.8	6.4
Income (Loss) before Income Taxes(1)	(43.1)	(54.1)	(23.5)
Provision (Benefit) for Income Taxes(1)	(10.7)	(13.5)	(5.8)
Net Income	$(32.4)	$(40.6)	$(17.7)
Percentage of Consolidated Net Income	(2)%	(3)%	(1)%
Average Assets	$—	$—	$—
(1) Financial measures stated on an FTE basis.

2021 Annual Report | Northern Trust Corporation 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 137: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.1	$3,995.0	$3,852.1
Foreign Exchange Trading Income	292.6	290.4	250.9
Other Noninterest Income	428.1	372.2	292.2
Total Noninterest Income	5,081.8	4,657.6	4,395.2
Net Interest Income(1)	1,418.3	1,477.6	1,710.7
Revenue(1)	6,500.1	6,135.2	6,105.9
Provision for Credit Losses	(81.5)	125.0	(14.5)
Noninterest Expense	4,535.9	4,348.2	4,143.5
Income before Income Taxes(1)	2,045.7	1,662.0	1,976.9
Provision for Income Taxes(1)	500.4	452.7	484.7
Net Income	$1,545.3	$1,209.3	$1,492.2
Average Assets	$156,363.2	$136,811.1	$117,551.4
(1) Financial measures stated on an FTE basis. The consolidated figures include $35.6 million, $34.4 million, and $32.8 million, of FTE adjustments for 2021, 2020, and 2019, respectively.

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

TABLE 138: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE(1)	INCOME BEFORE INCOME TAXES	NET INCOME
2021
Non-U.S.	$38,555.3	$2,017.5	$569.4	$426.7
U.S.	145,334.5	4,447.0	1,440.7	1,118.6
Total	$183,889.8	$6,464.5	$2,010.1	$1,545.3
2020
Non-U.S.	$38,393.8	$1,737.6	$404.0	$302.6
U.S.	131,610.1	4,363.2	1,223.6	906.7
Total	$170,003.9	$6,100.8	$1,627.6	$1,209.3
2019
Non-U.S.	$27,888.6	$1,889.5	$600.0	$451.0
U.S.	108,939.8	4,183.6	1,344.1	1,041.2
Total	$136,828.4	$6,073.1	$1,944.1	$1,492.2
(1) Total revenue is comprised of net interest income and noninterest income.

162 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 33 – Regulatory Capital Requirements
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory authorities. Under these requirements, banks must maintain specific risk-based and leverage ratios in order to be classified as “well-capitalized.” The regulatory capital requirements impose certain restrictions upon banks that meet minimum capital requirements but are not “well-capitalized” and obligate the federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not maintain such minimum ratios. Such prompt corrective action could have a direct material effect on a bank’s financial statements.
As of December 31, 2021 and 2020, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. As a result of the stress test results published by the Federal Reserve Board on June 25, 2020, Northern Trust’s stress capital buffer requirement for the 2020 Capital Plan cycle was set at 2.5%. The 2020 stress capital buffer became effective October 1, 2020, and resulted in a Common Equity Tier 1 capital ratio minimum requirement of 7.0% inclusive of this buffer. The results of the 2021 stress test, published by the Federal Reserve Board on June 24, 2021, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining in effect for the 2021 Capital Plan cycle, which began on October 1, 2021.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2021 and 2020, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2021, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

2021 Annual Report | Northern Trust Corporation 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

TABLE 139: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2021				DECEMBER 31, 2020
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$10,277.1	11.9%	$10,277.1	13.2%	$9,962.2	12.8%	$9,962.2	13.4%
The Northern Trust Company	10,315.7	12.0	10,315.7	13.5	10,003.3	13.0	10,003.3	13.8
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,578.7	6.5	4,964.5	6.5	4,994.4	6.5	4,717.1	6.5
Tier 1 Capital
Northern Trust Corporation	11,142.2	12.9	11,142.2	14.3	10,822.2	13.9	10,822.2	14.5
The Northern Trust Company	10,315.7	12.0	10,315.7	13.5	10,003.3	13.0	10,003.3	13.8
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,177.6	6.0	4,668.4	6.0	4,659.7	6.0	4,467.6	6.0
The Northern Trust Company	6,866.1	8.0	6,110.2	8.0	6,147.0	8.0	5,805.6	8.0
Total Capital
Northern Trust Corporation	12,126.8	14.1	11,942.0	15.3	12,085.7	15.6	11,825.8	15.9
The Northern Trust Company	11,158.4	13.0	10,973.7	14.4	11,123.1	14.5	10,863.3	15.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	8,629.3	10.0	7,780.7	10.0	7,766.2	10.0	7,446.0	10.0
The Northern Trust Company	8,582.6	10.0	7,637.8	10.0	7,683.7	10.0	7,257.0	10.0
Tier 1 Leverage
Northern Trust Corporation	11,142.2	6.9	11,142.2	6.9	10,822.2	7.6	10,822.2	7.6
The Northern Trust Company	10,315.7	6.4	10,315.7	6.4	10,003.3	7.0	10,003.3	7.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	8,019.5	5.0	8,019.5	5.0	7,105.0	5.0	7,105.0	5.0
Supplementary Leverage(1)
Northern Trust Corporation	N/A	N/A	11,142.2	8.2	N/A	N/A	10,822.2	8.6
The Northern Trust Company	N/A	N/A	10,315.7	7.6	N/A	N/A	10,003.3	7.7
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	4,081.7	3.0	N/A	N/A	3,883.4	3.0
(1) In November 2019, the Federal Reserve Board and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including the Corporation and the Bank, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020.
Further, on April 1, 2020, the Federal Reserve Board issued an interim final rule that requires bank holding companies, including the Corporation, to deduct, on a temporary basis, deposits with the Federal Reserve Board and investments in U.S. Treasury securities from their total leverage exposure. The U.S. Treasury securities deduction is applied in addition to the central bank deposits relief referred to above. This rule became effective on April 1, 2020 and expired on April 1, 2021.
On May 15, 2020, the U.S. federal banking agencies released an interim final rule that permits insured depository institutions of bank holding companies also to temporarily exclude deposits with the Federal Reserve Board and investments in U.S. Treasury securities from their total leverage exposure. The Bank did not elect to take this deduction.
The supplementary leverage ratios at December 31, 2021 and December 31, 2020 for the Corporation and the Bank reflect the impact of these final rules.

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

164 2021 Annual Report | Northern Trust Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 34 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented in the following tables. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 140: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2021	2020
ASSETS
Cash on Deposit with Subsidiary Bank	$1,731.7	$2,516.0
Advances to Wholly-Owned Subsidiaries – Banks	2,810.0	2,670.0
Investments in Wholly-Owned Subsidiaries – Banks	11,120.9	10,799.9
– Nonbank	185.3	172.8
Other Assets	890.2	900.9
Total Assets	$16,738.1	$17,059.6
LIABILITIES
Senior Notes	$2,505.5	$3,122.4
Long-Term Debt	1,145.7	1,189.3
Floating Rate Capital Debt	—	277.8
Other Liabilities	1,070.1	781.8
Total Liabilities	4,721.3	5,371.3
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	884.9
Common Stock	408.6	408.6
Additional Paid-in Capital	939.3	963.6
Retained Earnings	13,117.3	12,207.7
Accumulated Other Comprehensive Income (Loss)	(35.6)	428.0
Treasury Stock	(3,297.7)	(3,204.5)
Total Stockholders’ Equity	12,016.8	11,688.3
Total Liabilities and Stockholders’ Equity	$16,738.1	$17,059.6
TABLE 141: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
OPERATING INCOME
Dividends – Bank Subsidiaries	$751.1	$900.0	$2,024.1
– Nonbank Subsidiaries	8.3	—	0.4
Intercompany Interest and Other Charges	20.1	46.5	115.1
Interest and Other Income	32.3	19.1	20.2
Total Operating Income	811.8	965.6	2,159.8
OPERATING EXPENSES
Interest Expense	71.3	104.2	121.6
Other Operating Expenses	36.7	26.2	28.6
Total Operating Expenses	108.0	130.4	150.2
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	703.8	835.2	2,009.6
Benefit for Income Taxes	25.7	28.2	24.3
Income before Equity in Undistributed Net Income of Subsidiaries	729.5	863.4	2,033.9
Equity in Undistributed Net Income of Subsidiaries – Banks	803.3	326.0	(559.9)
– Nonbank	12.5	19.9	18.2
Net Income	$1,545.3	$1,209.3	$1,492.2
Preferred Stock Dividends	41.8	56.2	46.4
Net Income Applicable to Common Stock	$1,503.5	$1,153.1	$1,445.8

2021 Annual Report | Northern Trust Corporation 165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 142: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,545.3	$1,209.3	$1,492.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Undistributed Net Income of Subsidiaries	(815.8)	(345.9)	541.7
Change in Prepaid Expenses	0.1	398.5	(400.4)
Change in Accrued Income Taxes	2.2	3.7	114.1
Other Operating Activities, net	236.6	300.3	141.9
Net Cash Provided by Operating Activities	968.4	1,565.9	1,889.5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale, Maturity and Redemption of Available for Sale Debt Securities	—	—	—
Investments in and Advances to Subsidiaries, net	(140.0)	(800.0)	540.0
Acquisition of a Business, Net of Cash Received	—	—	—
Other Investing Activities, net	5.1	1.8	3.7
Net Cash (Used in) Provided by Investing Activities	(134.9)	(798.2)	543.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	—	993.2	498.0
Repayments of Senior Notes	(500.0)	(508.6)	—
Repayment of Floating Rate Capital Debt	(278.8)	—	—
Redemption of Preferred Stock - Series C	—	(400.0)	—
Proceeds from Issuance of Preferred Stock - Series E	—	—	392.5
Treasury Stock Purchased	(267.6)	(299.8)	(1,100.2)
Net Proceeds from Stock Options	53.8	19.5	44.0
Cash Dividends Paid on Common Stock	(583.3)	(584.6)	(529.7)
Cash Dividends Paid on Preferred Stock	(41.8)	(45.9)	(46.4)
Other Financing Activities, net	(0.1)	15.4	0.9
Net Cash Used In Financing Activities	(1,617.8)	(810.8)	(740.9)
Net Change in Cash on Deposit with Subsidiary Bank	(784.3)	(43.1)	1,692.3
Cash on Deposit with Subsidiary Bank at Beginning of Year	2,516.0	2,559.1	866.8
Cash on Deposit with Subsidiary Bank at End of Year	$1,731.7	$2,516.0	$2,559.1

166 2021 Annual Report | Northern Trust Corporation

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2021, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2021, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2021, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2021, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021.

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

2021 Annual Report | Northern Trust Corporation 167

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois
February 28, 2022

168 2021 Annual Report | Northern Trust Corporation

ITEM 9B – OTHER INFORMATION
Not applicable.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications and Proxy Access,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Board Committees.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

2021 Annual Report | Northern Trust Corporation 169

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2021 and 2020
Consolidated Statements of Income - Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Chicago, IL, Auditor Firm ID: 185)

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

170 2021 Annual Report | Northern Trust Corporation

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

10.5**
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of October 18, 2021 (incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

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

2021 Annual Report | Northern Trust Corporation 171

Exhibit Number	Description
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

(iv)**
Form of 2020 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(v)**
Form of 2021 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(vi)**	Form of 2018 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

(vii)**	Form of 2019 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(viii)**	Form of 2020 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(ix)**	Form of 2021 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.16**
Northern Trust Corporation Wealth Planning and Tax Preparation Services Plan, as amended and restated effective January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.17**	Northern Trust Corporation Non-Employee Director Compensation Plan, as amended.

10.18**	Northern Partners Incentive Plan, as amended and restated on February 22, 2022.

172 2021 Annual Report | Northern Trust Corporation

Exhibit Number	Description

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

(i)**
Amendment Number One to The Northern Trust Company Death Benefit Plan, dated July 11, 2019 and effective May 17, 2019 (incorporated herein by reference to Exhibit 10.20(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

(ii)**
Amendment Number Two to The Northern Trust Company Death Benefit Plan, dated July 29, 2019 and effective May 17, 2019 (incorporated herein by reference to Exhibit 10.20(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

(iii)**
Amendment Number Three to The Northern Trust Company Death Benefit Plan, dated March 18, 2020 and effective May 17, 2019 (incorporated herein by reference to Exhibit 10.20(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
** Indicates a management contract or a compensatory plan or agreement.
ITEM 16 – FORM 10-K SUMMARY
None.

2021 Annual Report | Northern Trust Corporation 173

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

174 2021 Annual Report | Northern Trust Corporation

Signature	Capacity

/s/ Michael G. O'Grady	Chairman and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ Jason J. Tyler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jason J. Tyler

/s/ Lauren Allnutt	Executive Vice President and Controller (Principal Accounting Officer)
Lauren Allnutt

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Jose Luis Prado	Director
Jose Luis Prado

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 28, 2022

2021 Annual Report | Northern Trust Corporation 175