Form 10-Q
period 2022-03-31
NORTHERN TRUST CORP
filed 2022-05-03
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At March 31, 2022, 208,379,813 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	28
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Changes in Stockholders’ Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
Item 4: Controls and Procedures	74

Part II – Other Information
Item 1: Legal Proceedings	75
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 6: Exhibits	75

Signatures	76
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
CONDENSED INCOME STATEMENTS ($ In Millions)	2022	2021	% CHANGE(1)
Noninterest Income	$1,337.7	$1,243.3	8%
Net Interest Income	381.0	340.1	12
Total Revenue	1,718.7	1,583.4	9
Provision for Credit Losses	2.0	(30.0)	N/M
Noninterest Expense	1,205.9	1,117.5	8
Income before Income Taxes	510.8	495.9	3
Provision for Income Taxes	121.5	120.8	1
Net Income	$389.3	$375.1	4%

PER COMMON SHARE
Net Income — Basic	$1.78	$1.71	4%
— Diluted	1.77	1.70	4
Cash Dividends Declared Per Common Share	0.70	0.70	—
Book Value — End of Period (EOP)	50.51	50.80	(1)
Market Price — EOP	116.45	105.11	11

SELECTED BALANCE SHEET DATA ($ In Millions)	MARCH 31, 2022	DECEMBER 31, 2021	% CHANGE(1)
End of Period:
Total Assets	$172,565.0	$183,889.8	(6)%
Earning Assets	160,435.5	172,276.0	(7)
Deposits	149,629.6	159,928.4	(6)
Stockholders’ Equity	11,409.8	12,016.8	(5)

	THREE MONTHS ENDED MARCH 31,
	2022	2021	% CHANGE(1)
Average Balances:
Total Assets	$162,143.0	$153,255.8	6%
Earning Assets	149,768.4	140,588.6	7
Deposits	138,500.2	126,416.4	10
Stockholders’ Equity	11,511.2	11,537.4	—

CLIENT ASSETS ($ In Billions)	MARCH 31, 2022	DECEMBER 31, 2021	% CHANGE(1)
Assets Under Custody/Administration(2)	$15,544.1	$16,248.8	(4)%
Assets Under Custody	12,010.4	12,612.3	(5)
Assets Under Management	1,487.8	1,607.1	(7)
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Financial Ratios:
Return on Average Common Equity	14.2%	13.7%
Return on Average Assets	0.97	0.99
Dividend Payout Ratio	39.5	41.2
Net Interest Margin(1)	1.05	1.00

	MARCH 31, 2022		DECEMBER 31, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.4%	12.1%	11.9%	13.2%	N/A	4.5%
Tier 1 Capital	12.4	13.2	12.9	14.3	6.0	6.0
Total Capital	13.6	14.2	14.1	15.3	10.0	8.0
Tier 1 Leverage	6.5	6.5	6.9	6.9	N/A	4.0
Supplementary Leverage	N/A	7.9	N/A	8.2	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.7%	12.6%	12.0%	13.5%	6.5%	4.5%
Tier 1 Capital	11.7	12.6	12.0	13.5	8.0	6.0
Total Capital	12.6	13.4	13.0	14.4	10.0	8.0
Tier 1 Leverage	6.1	6.1	6.4	6.4	5.0	4.0
Supplementary Leverage	N/A	7.4	N/A	7.6	3.0	3.0
(1)    Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented in “Reconciliation to Fully Taxable Equivalent” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the first quarter of 2022. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2021. Investors also should read the section entitled “Forward-Looking Statements.”
Certain terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended December 31, 2021.
FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS
General
The Corporation is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Asset Servicing and Wealth Management. During the first quarter of 2022, the Corporation changed the name of its Corporate & Institutional Services (C&IS) segment to “Asset Servicing.” Accordingly, the disclosures herein and all future disclosures regarding the Corporation’s reporting segments filed with, or furnished to, the SEC will refer to this segment as Asset Servicing. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.
COVID-19 Pandemic and Recent Events
Since the start of the COVID-19 pandemic, Northern Trust has remained focused on the health and well-being of our workforce, meeting our clients’ needs and supporting our communities. With the overall improvement in COVID-19 virus trends, and guided by public health and safety recommendations and government regulations, we have begun to safely return to our offices in most locations, across all of our regions—consistent with our established protocols. We continue to provide our workforce with resources to facilitate this return to the office. We remain committed to closely monitoring the situation in all our locations and responding appropriately.
During the pandemic, Northern Trust offered credit assistance to impacted clients under a government lending program and provided payment deferrals. The number of loans under the government lending program, as well as the number of pandemic-related payment deferrals, have declined since the start of the pandemic. For further information, please refer to Note 6 — Loans and Leases to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Overview of Financial Results
Net Income per diluted common share increased in the current quarter to $1.77 from $1.70 in the first quarter of 2021. Net Income increased $14.2 million, or 4%, to $389.3 million in the current quarter from $375.1 million in the prior-year quarter. Annualized return on average common equity was 14.2% in the current quarter and 13.7% in the prior-year quarter. The annualized return on average assets was 0.97% in the current quarter as compared to 0.99% in the prior-year quarter.
Revenue increased $135.3 million, or 9%, to $1.72 billion in the current quarter from $1.58 billion in the prior-year quarter.
Beginning in 2022, Trust, Investment and Other Servicing fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. This change resulted in no impact to Net Income. The accounting reclassification increased Trust, Investment and Other Servicing fees in the current quarter by $18.5 million, with a $6.9 million decrease in Other Operating Income and a $11.6 million increase in Other Operating Expense. The classification changes are considered by the Corporation’s management to be a better representation of the underlying nature of the business as they are directly tied to client asset levels and the related services are more akin to our core service offerings. Prior-period amounts have not been reclassified.
Trust, Investment and Other Servicing Fees increased $104.7 million, or 10%, from $1.06 billion in the prior-year quarter to $1.17 billion in the current quarter, primarily due to favorable markets, new business and the accounting reclassification previously discussed.
Other Noninterest Income decreased $10.3 million, or 6%, from $179.6 million in the prior-year quarter to $169.3 million in the current quarter, primarily reflecting lower Other Operating Income, partially offset by higher Foreign Exchange Trading Income.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Net Interest Income increased $40.9 million, or 12%, to $381.0 million in the current quarter as compared to $340.1 million in the prior-year quarter, primarily due to higher average earning assets and a higher net interest margin.
There was a $2.0 million provision in the current quarter, as compared to a $30.0 million release of credit reserves in the prior-year quarter. The current quarter provision was primarily due to an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by a slight decrease in the reserve evaluated on a collective basis. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was primarily due to continued improvements in credit quality mainly within the commercial real estate portfolio, partially offset by increases in the reserve driven by projected economic conditions.
Noninterest Expense increased $88.4 million, or 8%, from $1.12 billion in the prior-year quarter to $1.21 billion in the current quarter, primarily attributable to higher Compensation, Outside Services, Equipment and Software expense, and Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $121.5 million, representing an effective tax rate of 23.8%. The Provision for Income Taxes in the prior-year quarter totaled $120.8 million, representing an effective tax rate of 24.4%. The effective tax rate decreased compared to the prior-year quarter primarily due to a lower net tax impact from international operations.
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Low-interest-rate environments have historically had a negative impact on fees earned on certain products. Certain fees associated with money market mutual funds were waived by the Corporation due to the low-interest-rate environment. Northern Trust voluntarily waived $50.7 million and $50.2 million of money market mutual fund fees for the three months ended March 31, 2022 and 2021, respectively. These fee waivers are impacted by the level of yields earned and account balances in certain funds, as the yields in these funds remained insufficient to pay the stated fees associated with such funds. Fee waivers are expected to decline to the extent the increase in short-term interest rates experienced during the first quarter of 2022 continues.
Beginning in 2022, Trust, Investment and Other Servicing Fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. The impact to Trust, Investment and Other Servicing Fees in the current quarter was $18.5 million, with $6.9 million relating to amounts previously recorded in Other Operating Income and $11.6 million relating to amounts previously reported as a reduction of Other Operating Expense. Prior-period amounts have not been reclassified.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2022	2021	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$452.7	$446.0	$6.7	2%
Investment Management	146.9	115.9	31.0	27
Securities Lending	18.8	18.2	0.6	3
Other	44.0	40.4	3.6	9
Total Asset Servicing Trust, Investment and Other Servicing Fees	$662.4	$620.5	$41.9	7%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$181.7	$164.2	$17.5	11%
East	134.0	119.0	15.0	13
West	101.4	90.8	10.6	12
Global Family Office	88.9	69.2	19.7	29
Total Wealth Management Trust, Investment and Other Servicing Fees	$506.0	$443.2	$62.8	14%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,168.4	$1,063.7	$104.7	10%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, are driven primarily by values of client assets under custody/administration (AUC/A), transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client-specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag. Securities Lending revenue is affected by market values; the demand for securities to be lent, which drives volumes; and the interest rate spread earned on the investment of cash deposited by investment firms as collateral for securities they have borrowed. The Other fee category in Asset Servicing includes such products as investment risk and analytical services, benefit payments, and other services. Revenue from these products is based generally on the volume of services provided or a fixed fee.
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets and new business, partially offset by unfavorable currency translation and lower transaction volumes.
Investment Management fees increased from the prior-year quarter, primarily due to new business, the accounting reclassification previously discussed, and favorable markets.
Other fees increased from the prior-year quarter primarily due to the accounting reclassification previously discussed.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, primarily due to favorable markets, new business and the accounting reclassification previously discussed. Global Family Office fee income increased from the prior-year quarter, primarily due to new business, favorable markets, and the accounting reclassification previously discussed.
Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED MARCH 31,			AS OF MARCH 31,
	2022	2021	CHANGE	2022	2021	CHANGE
S&P 500	4,469	3,864	16%	4,530	3,973	14%
MSCI EAFE (U.S. dollars)	2,212	2,200	1	2,182	2,208	(1)
MSCI EAFE (local currency)	1,304	1,220	7	1,302	1,255	4
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF MARCH 31,
	2022	2021	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,215	2,311	(4)%
Barclays Capital Global Aggregate Bond Index	500	534	(6)
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2021	CHANGE Q1-22/Q4-21	CHANGE Q1-22/Q1-21
($ In Billions)
Asset Servicing	$14,513.0	$15,183.2	$13,876.3	(4)%	5%
Wealth Management	1,031.1	1,065.6	918.8	(3)	12
Total Assets Under Custody / Administration	$15,544.1	$16,248.8	$14,795.1	(4)%	5%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2021	CHANGE Q1-22/Q4-21	CHANGE Q1-22/Q1-21
($ In Billions)
Asset Servicing	$10,987.5	$11,554.8	$10,618.0	(5)%	3%
Wealth Management	1,022.9	1,057.5	916.2	(3)	12
Total Assets Under Custody	$12,010.4	$12,612.3	$11,534.2	(5)%	4%
Consolidated assets under custody decreased from the prior quarter, primarily reflecting the impact of unfavorable markets and unfavorable currency translation. Consolidated assets under custody increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets and net inflows, partially offset by unfavorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	MARCH 31, 2022			DECEMBER 31, 2021			MARCH 31, 2021
	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL
Equities	46%	60%	47%	47%	61%	48%	47%	63%	48%
Fixed Income Securities	34	14	33	35	13	33	35	14	33
Cash and Other Assets	18	26	19	16	26	17	16	23	17
Securities Lending Collateral	2	—	1	2	—	2	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2021	CHANGE Q1-22/Q4-21	CHANGE Q1-22/Q1-21
Equities	$5,677.7	$6,049.1	$5,580.7	(6)%	2%
Fixed Income Securities	3,909.4	4,139.6	3,818.7	(6)	2
Cash and Other Assets	2,246.1	2,228.0	1,933.6	1	16
Securities Lending Collateral	177.2	195.6	201.2	(9)	(12)
Total Assets Under Custody	$12,010.4	$12,612.3	$11,534.2	(5)%	4%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2021	CHANGE Q1-22/Q4-21	CHANGE Q1-22/Q1-21
($ In Billions)
Asset Servicing	$1,091.6	$1,191.0	$1,093.7	(8)%	—%
Wealth Management	396.2	416.1	355.4	(5)	11
Total Assets Under Management	$1,487.8	$1,607.1	$1,449.1	(7)%	3%
Consolidated assets under management decreased compared to the prior quarter, primarily reflecting net outflows and unfavorable markets. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting favorable markets, partially offset by net outflows and unfavorable currency translation.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	MARCH 31, 2022			DECEMBER 31, 2021			MARCH 31, 2021
	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL
Equities	54%	55%	54%	53%	55%	53%	52%	55%	53%
Fixed Income Securities	11	21	14	11	20	13	11	23	14
Cash and Other Assets	19	24	20	20	25	22	19	22	19
Securities Lending Collateral	16	—	12	16	—	12	18	—	14

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2021	CHANGE Q1-22/Q4-21	CHANGE Q1-22/Q1-21
Equities	$800.9	$856.5	$769.6	(6)%	4%
Fixed Income Securities	204.4	216.1	198.9	(5)	3
Cash and Other Assets	305.3	338.9	279.4	(10)	9
Securities Lending Collateral	177.2	195.6	201.2	(9)	(12)
Total Assets Under Management	$1,487.8	$1,607.1	$1,449.1	(7)%	3%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	MARCH 31, 2022	DECEMBER 31, 2021	SEPTEMBER 30, 2021	JUNE 30, 2021	MARCH 31, 2021
Beginning Balance of AUM	$1,607.1	$1,532.4	$1,539.4	$1,449.1	$1,405.3
Inflows by Product
Equities	59.1	54.7	82.0	72.0	84.2
Fixed Income	13.0	18.6	16.7	13.1	15.3
Cash and Other Assets	205.9	263.9	183.5	197.2	165.6
Securities Lending Collateral	70.2	61.3	71.2	64.0	74.1
Total Inflows	348.2	398.5	353.4	346.3	339.2
Outflows by Product
Equities	(72.0)	(57.6)	(102.1)	(72.9)	(88.4)
Fixed Income	(15.6)	(15.2)	(15.6)	(10.6)	(14.8)
Cash and Other Assets	(242.2)	(226.1)	(170.5)	(184.9)	(163.9)
Securities Lending Collateral	(88.6)	(73.9)	(62.4)	(65.8)	(59.8)
Total Outflows	(418.4)	(372.8)	(350.6)	(334.2)	(326.9)
Net Inflows (Outflows)	(70.2)	25.7	2.8	12.1	12.3
Market Performance, Currency & Other
Market Performance & Other	(45.3)	51.8	(5.9)	76.7	37.2
Currency	(3.8)	(2.8)	(3.9)	1.5	(5.7)
Total Market Performance, Currency & Other	(49.1)	49.0	(9.8)	78.2	31.5
Ending Balance of AUM	$1,487.8	$1,607.1	$1,532.4	$1,539.4	$1,449.1
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2022	2021	CHANGE
Foreign Exchange Trading Income	$80.9	$78.7	$2.2	3%
Treasury Management Fees	11.1	11.2	(0.1)	(1)
Security Commissions and Trading Income	36.2	34.8	1.4	4
Other Operating Income	41.1	54.9	(13.8)	(25)
Investment Security Gains (Losses), net	—	—	—	—
Total Other Noninterest Income	$169.3	$179.6	$(10.3)	(6)%
Beginning in 2022, Other Operating Income was impacted by the change in classification of certain fees to Trust, Investment and Other Servicing Fees. The impact to Other Operating Income in the current quarter was $6.9 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees. Prior-period amounts have not been reclassified.
Foreign Exchange Trading Income increased compared to the prior-year quarter primarily due to higher client volumes and market volatility.
Other Operating Income decreased compared to the prior-year quarter, primarily driven by the accounting reclassification previously discussed and lower miscellaneous income. The lower miscellaneous income was primarily associated with a market

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income (continued)
value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense. Please refer to Note 16 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
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
Net Interest Income stated on a fully taxable equivalent (FTE) basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	FIRST QUARTER
	2022			2021
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$17.6	$45,220.6	0.16%	$0.2	$37,140.3	—%
Interest-Bearing Due from and Deposits with Banks(2)	2.6	4,384.0	0.24	2.4	6,464.3	0.15
Federal Funds Sold	—	0.7	0.45	—	0.3	0.41
Securities Purchased under Agreements to Resell	0.9	691.6	0.50	1.0	1,551.2	0.27
Securities
U.S. Government	10.0	2,500.7	1.62	7.2	2,876.9	1.02
Obligations of States and Political Subdivisions	20.0	3,793.4	2.11	15.6	3,199.1	1.96
Government Sponsored Agency	72.9	23,511.4	1.26	83.6	24,845.9	1.36
Other(3)	74.5	30,121.7	1.00	73.9	30,309.5	0.99
Total Securities	177.4	59,927.2	1.20	180.3	61,231.4	1.19
Loans and Leases(4)	191.7	39,544.3	1.97	172.6	34,201.1	2.05
Total Interest-Earning Assets	390.2	149,768.4	1.06	356.5	140,588.6	1.03
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,047.0	—	—	2,614.5	—
Other Noninterest-Earning Assets	—	10,327.6	—	—	10,052.7	—
Total Assets	$—	$162,143.0	—%	$—	$153,255.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$3.3	$32,329.2	0.04%	$3.7	$26,735.9	0.06%
Savings Certificates and Other Time	1.1	842.3	0.51	1.5	923.6	0.67
Non-U.S. Offices — Interest-Bearing	(20.3)	68,199.6	(0.12)	(18.6)	68,305.6	(0.11)
Total Interest-Bearing Deposits	(15.9)	101,371.1	(0.06)	(13.4)	95,965.1	(0.06)
Federal Funds Purchased	—	0.2	0.05	0.1	405.8	0.06
Securities Sold under Agreements to Repurchase	0.3	253.7	0.49	—	89.8	0.07
Other Borrowings	3.1	3,690.7	0.35	3.5	4,681.4	0.30
Senior Notes	9.6	2,442.4	1.59	13.7	3,057.8	1.82
Long-Term Debt	5.4	1,128.3	1.94	5.3	1,178.7	1.83
Floating Rate Capital Debt	—	—	—	0.6	277.8	0.81
Total Interest-Related Funds	2.5	108,886.4	0.01	9.8	105,656.4	0.04
Interest Rate Spread	—	—	1.05	—	—	0.99
Demand and Other Noninterest-Bearing Deposits	—	37,129.1	—	—	30,451.3	—
Other Noninterest-Bearing Liabilities	—	4,616.3	—	—	5,610.7	—
Stockholders’ Equity	—	11,511.2	—	—	11,537.4	—
Total Liabilities and Stockholders’ Equity	$—	$162,143.0	—%	$—	$153,255.8	—%
Net Interest Income/Margin (FTE Adjusted)	$387.7	$—	1.05%	$346.7	$—	1.00%
Net Interest Income/Margin (Unadjusted)	$381.0	$—	1.03%	$340.1	$—	0.98%
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
(4)Average balances include nonaccrual loans and leases. Lease financing receivable balances are reduced by deferred income.
(5)Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits on the consolidated balance sheets.
(6)Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED MARCH 31, 2022/2021
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$1.8	$15.6	$17.4
Interest-Bearing Due from and Deposits with Banks	(0.9)	1.1	0.2
Securities Purchased under Agreements to Resell	(0.8)	0.7	(0.1)
Securities
U.S. Government	(1.0)	3.8	2.8
Obligations of States and Political Subdivisions	3.1	1.3	4.4
Government Sponsored Agency	(4.5)	(6.2)	(10.7)
Other	(1.4)	2.0	0.6
Total Securities	(3.8)	0.9	(2.9)
Loans and Leases	26.0	(6.9)	19.1
Total Interest Income	$22.3	$11.4	$33.7

Interest-Bearing Deposits
Savings, Money Market and Other	$4.3	$(4.7)	$(0.4)
Savings Certificates and Other Time	(0.1)	(0.3)	(0.4)
Non-U.S. Offices - Interest-Bearing	—	(1.7)	(1.7)
Total Interest-Bearing Deposits	4.2	(6.7)	(2.5)
Federal Funds Purchased	(0.1)	—	(0.1)
Securities Sold under Agreements to Repurchase	—	0.3	0.3
Other Borrowings	(0.8)	0.4	(0.4)
Senior Notes	(2.6)	(1.5)	(4.1)
Long-Term Debt	(0.2)	0.3	0.1
Floating Rate Capital Debt	(0.6)	—	(0.6)
Total Interest Expense	$(0.1)	$(7.2)	$(7.3)
Increase (Decrease) in Net Interest Income (FTE)	$22.4	$18.6	$41.0
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $6.7 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to higher average earning assets and a higher net interest margin. Average earning assets increased from the prior-year quarter, primarily due to higher levels of net short-term interest-bearing deposits with central banks and banks, as well as loans, partially offset by lower levels of securities.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily driven by a favorable balance sheet volume and mix shift. Net interest margin is expected to benefit in the future from the recent and anticipated increases in short-term interest rates.
Federal Reserve and Other Central Bank Deposits and Other averaged $45.2 billion and increased $8.1 billion, or 22%, from $37.1 billion in the prior-year quarter, resulting from increased deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks and in loans. Average Securities were $59.9 billion and decreased $1.3 billion, or 2%, from $61.2 billion, in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $962.8 million, $70.1 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $57.4 billion in the current quarter and $57.5 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.5 billion in the current quarter and

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
$3.7 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.4 billion in the current quarter and $6.5 billion in the prior-year quarter.
Loans and Leases averaged $39.5 billion and increased $5.3 billion, or 16%, from $34.2 billion in the prior-year quarter, primarily reflecting higher levels of private client, commercial and institutional, commercial real estate, non-U.S., and residential real estate loans. Private client loans averaged $14.1 billion and increased $2.3 billion, or 19%, from $11.8 billion for the prior-year quarter. Commercial and institutional loans averaged $11.7 billion and increased $1.8 billion, or 19%, from $9.9 billion for the prior-year quarter. Commercial real estate loans averaged $4.3 billion and increased $643.8 million, or 18%, from $3.7 billion for the prior-year quarter. Non-U.S. loans averaged $2.9 billion and increased $540.6 million or 23%, from $2.3 billion for the prior-year quarter. Residential real estate loans averaged $6.2 billion and increased $66.2 million, or 1%, from $6.1 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $5.4 billion, or 6%, to an average of $101.4 billion in the current quarter from $96.0 billion in the prior-year quarter. Other Average Interest-Related Funds decreased $2.2 billion, or 22%, to an average of $7.5 billion in the current quarter from $9.7 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds increased $6.0 billion, or 17%, to $40.9 billion in the current quarter from $34.9 billion in the prior-year quarter, primarily resulting from higher levels of Demand and Other Noninterest-Bearing Deposits.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by low and negative interest rates for Non-U.S. Offices Interest-Bearing Deposits and low interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 67% of total average Interest-Bearing Deposits for the three months ended March 31, 2022.
Provision for Credit Losses
There was a $2.0 million provision in the current quarter, as compared to a $30.0 million release of credit reserves in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by a slight decrease in the reserve evaluated on a collective basis. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was primarily due to continued improvements in credit quality mainly within the commercial real estate portfolio, partially offset by increases in the reserve driven by projected economic conditions.
The release of credit reserves in the prior-year quarter was primarily due to a decrease in the reserve evaluated on a collective basis driven by continued improvement in projected economic conditions at the time and portfolio credit quality. Decreases in the collective basis reserve were primarily in the commercial and institutional, commercial real estate and private client portfolios.
Net recoveries in the current quarter were $3.2 million, reflecting $3.3 million of recoveries and $0.1 million of charge-offs. The prior-year quarter included $0.9 million of net recoveries, reflecting $1.3 million of recoveries and $0.4 million of charge-offs. Nonaccrual assets of $101.0 million decreased $24.3 million, or 19%, from $125.3 million at the end of the prior-year quarter.
Commercial real estate, residential real estate, commercial and institutional, and lease financing accounted for 46%, 25%, 18%, and 11%, respectively, of total nonaccrual loans and leases at March 31, 2022. Residential real estate, commercial real estate, commercial and institutional, and private client loans accounted for 48%, 33%, 17%, and 2%, respectively, of total nonaccrual loans and leases at March 31, 2021. For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense
Beginning in 2022, Other Operating Expense was impacted by the change in classification of certain amounts previously reported as a reduction of Other Operating Expense to Trust, Investment and Other Servicing Fees. The impact to Other Operating Expense in the current quarter was $11.6 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees rather than as a reduction of Other Operating Expenses. Prior-period amounts have not been reclassified.
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2022	2021	CHANGE
Compensation	$563.9	$518.5	$45.4	9%
Employee Benefits	104.3	103.4	0.9	1
Outside Services	213.4	196.4	17.0	9
Equipment and Software	193.5	176.7	16.8	10
Occupancy	51.1	50.8	0.3	1
Other Operating Expense	79.7	71.7	8.0	11
Total Noninterest Expense	$1,205.9	$1,117.5	$88.4	8%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher incentives and salary expense.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher technical services costs and consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software support and rental costs and higher amortization.
Other Operating Expense increased compared to the prior-year quarter, primarily due to the accounting reclassification previously discussed, partially offset by lower supplemental compensation plan expense. The lower supplemental compensation plan expense in the prior-year quarter comparison resulted in a related decrease in miscellaneous income reported in noninterest income. Please refer to Note 17 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2022 was $121.5 million, representing an effective tax rate of 23.8%, compared to $120.8 million in the prior-year quarter, representing an effective tax rate of 24.4%.
The effective tax rate decreased compared to the prior-year quarter primarily due to a lower net tax impact from international operations.
REPORTING SEGMENTS
During the first quarter of 2022, the Corporation changed the name of its C&IS segment to “Asset Servicing.” Accordingly, the disclosures herein and all future disclosures regarding the Corporation’s reporting segments filed with, or furnished to, the SEC will refer to this segment as Asset Servicing. This change has not had, and is not expected in the future to have, any impact upon the methodology by which the Corporation allocates revenue and expense to each of its reporting segments.
Northern Trust is organized around its two client-focused reporting segments: Asset Servicing and Wealth Management. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to Asset Servicing and Wealth Management.
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

REPORTING SEGMENTS (continued)
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three months ended March 31, 2022 and 2021.
TABLE 16: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$662.4	$620.5	$506.0	$443.2	$—	$—	$—	$—	$1,168.4	$1,063.7
Foreign Exchange Trading Income	77.4	74.5	3.5	4.2	—	—	—	—	80.9	78.7
Other Noninterest Income	61.1	60.3	31.8	44.2	(4.5)	(3.6)	—	—	88.4	100.9
Total Noninterest Income	800.9	755.3	541.3	491.6	(4.5)	(3.6)	—	—	1,337.7	1,243.3
Net Interest Income	190.1	160.7	197.6	186.0	—	—	(6.7)	(6.6)	381.0	340.1
Revenue	991.0	916.0	738.9	677.6	(4.5)	(3.6)	(6.7)	(6.6)	1,718.7	1,583.4
Provision for Credit Losses	8.4	(5.4)	(6.4)	(24.6)	—	—	—	—	2.0	(30.0)
Noninterest Expense	757.9	713.1	445.1	403.1	2.9	1.3	—	—	1,205.9	1,117.5
Income before Income Taxes	224.7	208.3	300.2	299.1	(7.4)	(4.9)	(6.7)	(6.6)	510.8	495.9
Provision for Income Taxes	51.8	50.1	78.3	78.5	(1.9)	(1.2)	(6.7)	(6.6)	121.5	120.8
Net Income	$172.9	$158.2	$221.9	$220.6	$(5.5)	$(3.7)	$—	$—	$389.3	$375.1
Percentage of Consolidated Net Income	44%	42%	57%	59%	(1)%	(1)%	N/A	N/A	100%	100%
Average Assets	$125,234.9	$120,157.7	$36,908.1	$33,098.1	$—	$—	N/A	N/A	$162,143.0	$153,255.8
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income..

Asset Servicing
Asset Servicing Net Income
For the quarter ended March 31, 2022, Net Income increased $14.7 million, or 9%, from the prior-year quarter, primarily reflecting higher Trust, Investment and Other Servicing Fees and Net Interest Income, partially offset by higher Noninterest Expense and a Provision for Credit Losses in the current quarter as compared to a release in the prior-year quarter.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the quarter ended March 31, 2022, Foreign Exchange Trading Income increased $2.9 million, or 4%, from the prior-year quarter, primarily due to higher client volumes and market volatility.
Asset Servicing Other Noninterest Income
For the quarter ended March 31, 2022, Other Noninterest Income increased $0.8 million, or 1.3%, from the prior-year quarter, primarily due to higher Security Commissions and Trading Income, partially offset by lower Other Operating Income. The lower Other Operating Income was driven by the change in classification of certain fees to Trust, Investment and Other Servicing Fees for which prior-period amounts have not been reclassified.

REPORTING SEGMENTS (continued)
Asset Servicing (continued)
Asset Servicing Net Interest Income
For the quarter ended March 31, 2022, Net Interest Income stated on an FTE basis increased $29.4 million, or 18%, from the prior-year quarter. The increase for the three months ended March 31, 2022 primarily reflected a higher net interest margin and higher average earning asset levels funded by higher deposit balances. Average earning assets increased $5.4 billion to $114.4 billion in the current quarter from $109.0 billion in the prior-year quarter. The earning assets and funding sources in Asset Servicing for the quarter ended March 31, 2022 consisted primarily of intercompany assets and of loans and non-U.S. custody-related interest-bearing deposits, respectively.
Asset Servicing Provision for Credit Losses
For the quarter ended March 31, 2022, there was an $8.4 million Provision for Credit Losses compared to a $5.4 million release of credit reserves in the prior-year quarter. The provision for credit losses in the current quarter was primarily due to an increase in the reserve evaluated on an individual basis and increases in the collective basis reserve driven by projected economic conditions. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
Asset Servicing Noninterest Expense
For the quarter ended March 31, 2022, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $44.8 million, or 6%, from the prior-year quarter, primarily due to higher expense allocations, Other Operating Expense, and Compensation expense. The higher Other Operating Expense was due to the change in classification of certain amounts, previously reported as a reduction of Other Operating Expense, to Trust, Investment and Other Servicing Fees for which prior-periods amounts have not been reclassified.
Wealth Management
Wealth Management Net Income
For the quarter ended March 31, 2022, Net Income increased $1.3 million, or 1%, from the prior-year quarter primarily due to higher Trust, Investment and Other Servicing Fees and Net Interest Income, partially offset by higher Noninterest Expense, a lower release of credit reserves, and lower Other Noninterest Income.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended March 31, 2022, Other Noninterest Income decreased $12.4 million, or 28%, from the prior-year quarter primarily due to lower Other Operating Income driven by lower income allocations and the change in classification of certain fees to Trust, Investment and Other Servicing Fees for which prior-period amounts have not been reclassified.
Wealth Management Net Interest Income
For the quarter ended March 31, 2022, Net Interest Income stated on an FTE basis increased $11.6 million, or 6%, from the prior-year quarter. The increase for the three months ended March 31, 2022 was primarily due to higher average loans and deposits balances, partially offset by lower average interest rates. Average earning assets increased $3.8 billion to $35.4 billion in the current quarter from $31.6 billion in the prior-year quarter. Earning assets and funding sources for the quarter ended March 31, 2022 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the quarter ended March 31, 2022, there was a $6.4 million release of credit reserves compared to a $24.6 million release of credit reserves in the prior-year quarter. The release of credit reserves for the quarter ended March 31, 2022, was primarily due to a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was driven by continued improvements in portfolio credit quality mainly within the commercial real estate portfolio, partially offset by increases in the reserve driven by projected economic conditions.
Wealth Management Noninterest Expense
For the quarter ended March 31, 2022, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $42.0 million or 10% from the prior-year quarter, primarily reflecting higher expense allocations and Compensation expense.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 17: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	MARCH 31, 2022	DECEMBER 31, 2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$55.6	$64.5	$(8.9)	(14)%
Interest-Bearing Due from and Deposits with Banks(2)	5.2	3.9	1.3	35
Securities Purchased under Agreements to Resell	1.0	0.7	0.3	50
Total Securities(3)	59.4	62.7	(3.3)	(5)
Loans and Leases	39.2	40.5	(1.3)	(3)
Total Earning Assets	160.4	172.3	(11.9)	(7)
Total Assets	172.6	183.9	(11.3)	(6)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	102.1	111.6	(9.5)	(9)
Demand and Other Noninterest-Bearing Deposits	47.5	48.3	(0.8)	(2)
Securities Sold under Agreements to Repurchase	0.3	0.5	(0.2)	(38)
Other Borrowings	3.5	3.6	(0.1)	(2)
Total Stockholders’ Equity	11.4	12.0	(0.6)	(5)
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
TABLE 18: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED MARCH 31,
($ In Billions)	2022	2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$45.2	$37.1	$8.1	22%
Interest-Bearing Due from and Deposits with Banks(2)	4.4	6.5	(2.1)	(32)
Securities Purchased under Agreements to Resell	0.7	1.6	(0.9)	(55)
Total Securities(3)	59.9	61.2	(1.3)	(2)
Loans and Leases	39.5	34.2	5.3	16
Total Earning Assets	149.7	140.6	9.1	7
Total Assets	162.1	153.3	8.8	6
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	101.4	96.0	5.4	6
Demand and Other Noninterest-Bearing Deposits	37.1	30.5	6.6	22
Federal Funds Purchased	—	0.4	(0.4)	(100)
Securities Sold under Agreements to Repurchase	0.3	0.1	0.2	N/M
Other Borrowings	3.7	4.7	(1.0)	(21)
Total Stockholders’ Equity	11.5	11.5	—	—
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
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. The current-quarter growth in the average consolidated balance sheets was primarily driven by higher customer deposit balances.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. Securities Sold under Agreements to Repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with

CONSOLIDATED BALANCE SHEETS (continued)
counterparties, and the financial condition of counterparties is regularly assessed. Securities Sold under Agreements to Repurchase are held by the counterparty until the repurchase. See Note 5 — Securities Sold Under Agreements to Repurchase, Note 21 — Commitments and Contingent Liabilities and Note 23 — Offsetting of Assets and Liabilities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for additional information on our repurchase and reverse repurchase agreements.
Stockholders’ Equity. During the three months ended March 31, 2022, the Corporation declared cash dividends totaling $147.8 million to common stockholders and cash dividends totaling $16.2 million to preferred stockholders.
For the three months ended March 31, 2022, the Corporation repurchased 295,410 shares of common stock, all of which were withheld related to share-based compensation, at a total cost of $33.8 million ($114.58 average price per share).
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 19: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF MARCH 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,547.0	$—	$—	$—	$—	$2,547.0
Obligations of States and Political Subdivisions	1,089.8	2,558.0	—	—	—	3,647.8
Government Sponsored Agency	16,927.3	—	—	—	—	16,927.3
Non-U.S. Government	621.4	—	—	—	—	621.4
Corporate Debt	393.7	532.3	1,301.7	28.9	34.9	2,291.5
Covered Bonds	573.5	—	—	—	—	573.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,986.9	632.7	220.7	—	—	2,840.3
Other Asset-Backed	5,942.4	—	—	—	—	5,942.4
Commercial Mortgage-Backed	1,469.7	—	—	—	—	1,469.7
Total	$31,551.7	$3,723.0	$1,522.4	$28.9	$34.9	$36,860.9
Percent of Total	86%	10%	4%	—%	—%	100%

	AS OF DECEMBER 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,426.1	$—	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	1,133.2	2,742.9	—	—	—	3,876.1
Government Sponsored Agency	18,075.6	—	—	—	—	18,075.6
Non-U.S. Government	374.0	—	—	—	—	374.0
Corporate Debt	442.0	466.2	1,206.6	29.4	197.5	2,341.7
Covered Bonds	364.1	—	23.5	—	118.0	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,030.9	783.7	230.5	—	—	3,045.1
Other Asset-Backed	5,941.6	—	—	—	—	5,941.6
Commercial Mortgage-Backed	1,424.7	—	—	—	—	1,424.7
Total	$32,212.2	$3,992.8	$1,460.6	$29.4	$315.5	$38,010.5
Percent of Total	84%	11%	4%	—%	1%	100%
As of March 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
As of December 31, 2021, the 1% of AFS debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of corporate debt securities and covered bonds.

ASSET QUALITY (continued)
Securities Portfolio (continued)
TABLE 20: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF MARCH 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$49.0	$—	$—	$—	$—	$49.0
Government Sponsored Agency	6,079.8	—	—	—	—	6,079.8
Non-U.S. Government	501.3	1,036.3	1,077.0	336.3	—	2,950.9
Corporate Debt	2.3	382.5	547.4	—	—	932.2
Covered Bonds	2,941.9	—	—	—	—	2,941.9
Certificates of Deposit	—	—	—	—	892.1	892.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,271.4	1,889.0	62.1	1.1	—	6,223.6
Other Asset-Backed	608.4	—	—	—	—	608.4
Other	76.4	—	—	—	469.2	545.6
Total	$14,530.5	$3,307.8	$1,686.5	$337.4	$1,361.3	$21,223.5
Percent of Total	68%	16%	8%	2%	6%	100%

	AS OF DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%
As of March 31, 2022 and December 31, 2021, the 6% and 5%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $1.9 billion at March 31, 2022, compared to net unrealized losses of $187.1 million as of December 31, 2021. Net unrealized losses as of March 31, 2022 were comprised of $62.4 million and $1,999.6 million of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2021 were comprised of $345.1 million and $532.2 million of gross unrealized gains and losses, respectively.
As of March 31, 2022, the $36.9 billion AFS debt securities portfolio had unrealized losses of $475.9 million and $256.6 million related to government-sponsored agency securities and obligations of states and political subdivisions, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2021, the $38.0 billion AFS debt securities portfolio had unrealized losses of $110.2 million related to government-sponsored agency securities, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of March 31, 2022 and December 31, 2021, 12% and 14%, respectively, of the AFS corporate debt securities portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
As of March 31, 2022, the $21.2 billion HTM debt securities portfolio had unrealized losses of $400.9 million and $208.2 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million, $80.0 million and $71.6 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

ASSET QUALITY (continued)
Securities Portfolio (continued)
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended March 31, 2022 and 2021, no securities were transferred from AFS to HTM. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
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
TABLE 21: NONACCRUAL ASSETS

($ In Millions)	MARCH 31, 2022		DECEMBER 31, 2021
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$18.3		$19.5
Commercial Real Estate	46.5		66.6
Lease Financing, net	11.0		—
Total Commercial	$75.8		$86.1
Personal
Residential Real Estate	$25.0		$36.2
Total Personal	$25.0		$36.2
Total Nonaccrual Loans and Leases	100.8		122.3
Other Real Estate Owned	0.2		3.0
Total Nonaccrual Assets	$101.0		$125.3
90 Day Past Due Loans Still Accruing	$106.0		$28.3
Nonaccrual Loans and Leases to Total Loans and Leases	0.26%		0.30%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.4	x	1.1	x
Nonaccrual assets of $101.0 million as of March 31, 2022 decreased from December 31, 2021 primarily due to the payoff of one nonaccrual loan in the commercial real estate portfolio and payoffs in the residential real estate portfolio, partially offset by the addition of one nonaccrual lease in the lease financing portfolio. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.

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
As of March 31, 2022, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, AFS debt securities, and other financial assets, was $136.3 million, $37.5 million, $14.6 million, $0.4 million and $1.1 million, respectively. As of December 31, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $138.4 million, $34.1 million, $11.2 million, and $1.0 million, respectively. There was no allowance for credit losses related to AFS debt securities as of December 31, 2021. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three months ended March 31, 2022 and 2021 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class.

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
TABLE 22: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	MARCH 31, 2022		DECEMBER 31, 2021
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$16.9	—%	$10.1	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	54.7	30	50.6	27
Commercial Real Estate	57.7	11	68.2	11
Lease Financing, net	—	—	0.4	—
Non-U.S.	7.9	7	7.7	5
Other	—	1	—	2
Total Commercial	120.3	49	126.9	45
Personal
Residential Real Estate	23.0	16	23.3	16
Private Client	12.5	34	11.1	38
Non-U.S.	1.1	1	1.1	1
Other	—	—	—	—
Total Personal	36.6	51	35.5	55
Total Allowance Evaluated on a Collective Basis	$156.9		$162.4
Total Allowance for Credit Losses	$173.8		$172.5
Allowance Assigned to
Loans and Leases	$136.3		$138.4
Undrawn Commitments and Standby Letters of Credit	37.5		34.1
Total Allowance for Credit Losses	$173.8		$172.5
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.35%		0.34%
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the three months ended March 31, 2022 and 2021.
TABLE 23: CASH FLOW ACTIVITY SUMMARY

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Net cash provided by (used in):
Operating activities	$746.9	$68.3
Investing activities	10,325.6	5,133.7
Financing activities	(10,316.6)	(4,905.6)
Effect of Foreign Currency Exchange Rates on Cash	(29.5)	(101.5)
Change in Cash and Due from Banks	$726.4	$194.9
Operating Activities
Net cash provided by operating activities of $746.9 million for the three months ended March 31, 2022 was primarily attributable to net changes in other operating activities, period earnings, decrease in receivables and the impact of lower non-cash charges such as depreciation and amortization, partially offset by higher net collateral deposited with derivative counterparties.
Net cash provided by operating activities of $68.3 million for the three months ended March 31, 2021 was primarily attributable to period earnings, the impact of lower non-cash charges such as amortization and net changes in other operating activities, partially offset by higher net collateral deposited with derivative counterparties.
Investing Activities
Net cash provided by investing activities of $10.3 billion for the three months ended March 31, 2022 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, net proceeds associated with HTM debt securities and lower levels of loans and leases, partially offset by higher levels of interest-bearing deposits with banks and securities purchased under agreements to resell.
Net cash provided by investing activities of $5.1 billion for the three months ended March 31, 2021 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits, partially offset by net purchases of debt securities available for sale, client security settlement receivables, and interest-bearing deposits with banks.

STATEMENTS OF CASH FLOWS (continued)
Financing Activities
Net cash used in financing activities of $10.3 billion for the three months ended March 31, 2022 was primarily attributable to the decreased levels of total deposits and securities sold under agreements to repurchase. The decrease in total deposits was primarily attributable to lower levels of interest-bearing non-U.S office client deposits, savings, money market and other interest-bearing deposits, and non-U.S. office noninterest-bearing deposits, partially offset by increased domestic noninterest-bearing deposits.
Net cash used in financing activities of $4.9 billion for the three months ended March 31, 2021 was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of short-term borrowings. The decrease in total deposits was primarily attributable to lower levels of interest-bearing non-U.S. office client deposits, and savings, money market and other interest-bearing deposits, partially offset by increased non-U.S. and domestic noninterest-bearing deposits.
CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2022, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The results of the 2021 Dodd-Frank Act Stress Test, published by the Federal Reserve on June 24, 2021, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining at 2.5% for the annual Capital Plan cycle beginning on October 1, 2021.
An increase in accumulated other comprehensive loss, which was primarily due to an increase in net unrealized losses on the available for sale debt securities portfolio largely from rising interest rates, contributed to the current quarter’s change in capital ratios from the prior period.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 24: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	MARCH 31, 2022		DECEMBER 31, 2021		MARCH 31, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.4%	12.1%	11.9%	13.2%	12.0%	12.8%	N/A	4.5%
Tier 1 Capital	12.4	13.2	12.9	14.3	13.0	14.0	6.0	6.0
Total Capital	13.6	14.2	14.1	15.3	14.5	15.2	10.0	8.0
Tier 1 Leverage	6.5	6.5	6.9	6.9	6.9	6.9	N/A	4.0
Supplementary Leverage(1)	N/A	7.9	N/A	8.2	N/A	8.1	N/A	3.0

Capital Ratios — The Northern Trust Company	MARCH 31, 2022		DECEMBER 31, 2021		MARCH 31, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.7%	12.6%	12.0%	13.5%	12.1%	13.2%	6.5%	4.5%
Tier 1 Capital	11.7	12.6	12.0	13.5	12.1	13.2	8.0	6.0
Total Capital	12.6	13.4	13.0	14.4	13.4	14.3	10.0	8.0
Tier 1 Leverage	6.1	6.1	6.4	6.4	6.4	6.4	5.0	4.0
Supplementary Leverage(1)	N/A	7.4	N/A	7.6	N/A	7.4	3.0	3.0
(1) In November 2019, the Federal Reserve and other U.S. federal banking agencies adopted a final rule that established a deduction for central bank deposits from the total leverage exposures of custodial banking organizations, including the Corporation and the Bank, equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. The supplementary leverage ratios at March 31, 2022, December 31, 2021 and March 31, 2021 for the Northern Trust Corporation and The Northern Trust Company reflect the impact of this final rule.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In March 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” (ASU 2022-01). The amendments in ASU 2022-01 expand the current last-of-layer hedging model from a single-layer method to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, ASU 2022-01 (1) expands the scope of the portfolio layer method to include non-prepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for interim and annual periods beginning after December 15, 2022, although early adoption is permitted. Upon adoption, ASU 2022-01 is not expected to have a significant impact on Northern Trust’s consolidated financial condition or results of operations.
In March 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (“TDRs”) for creditors that have adopted CECL while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. ASU 2022-02 is effective for interim and annual periods beginning after December 15, 2022, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2022-02.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021.
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
TABLE 25: NET INTEREST INCOME SENSITIVITY AS OF MARCH 31, 2022

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$107
200 Basis Points	234
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(154)
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
TABLE 26: MARKET VALUE OF EQUITY SENSITIVITY AS OF MARCH 31, 2022

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(329)
200 Basis Points	(859)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(40)
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
Foreign Currency Value-At-Risk (VaR) — Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides

MARKET RISK MANAGEMENT (continued)

estimates, based on high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates and interest rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.
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
During the three months ended March 31, 2022 and December 31, 2021, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The following table presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 27: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2022	DECEMBER 31, 2021
High	$0.2	$0.3	$0.2	$0.2	$0.3	$0.2
Low	0.1	0.1	—	—	—	—
Average	0.1	0.2	0.1	0.1	0.1	0.1
Quarter-End	0.2	0.1	0.1	0.1	0.1	0.1

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
TABLE 28: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2022	2021
Net Interest Income
Interest Income - GAAP	$383.5	$349.9
Add: FTE Adjustment	6.7	6.6
Interest Income (FTE) - Non-GAAP	$390.2	$356.5

Net Interest Income - GAAP	$381.0	$340.1
Add: FTE Adjustment	6.7	6.6
Net Interest Income (FTE) - Non-GAAP	$387.7	$346.7

Net Interest Margin - GAAP	1.03%	0.98%
Net Interest Margin (FTE) - Non-GAAP	1.05%	1.00%

Total Revenue
Total Revenue - GAAP	$1,718.7	$1,583.4
Add: FTE Adjustment	6.7	6.6
Total Revenue (FTE) - Non-GAAP	$1,725.4	$1,590.0

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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including current events involving Ukraine and the Russian Federation), and the responses of the United States and other countries to those events;
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
•the transition away from the London Interbank Offered Rate (LIBOR) or changes in the calculation of alternative interest rate benchmarks;
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

FORWARD-LOOKING STATEMENTS (continued)

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
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	MARCH 31, 2022	DECEMBER 31, 2021

ASSETS
Cash and Due from Banks	$3,783.2	$3,056.8
Federal Reserve and Other Central Bank Deposits	55,695.7	64,582.2
Interest-Bearing Deposits with Banks	2,811.1	1,949.4
Securities Purchased under Agreements to Resell	1,031.4	686.4
Debt Securities
Available for Sale (Amortized cost of $37,973.7 and $37,948.5)	36,860.9	38,010.5
Held to Maturity (Fair value of $20,399.1 and $23,315.4)	21,223.5	23,564.5
Trading Account	0.4	0.3
Total Debt Securities	58,084.8	61,575.3
Loans and Leases
Commercial	19,224.7	18,487.4
Personal	20,014.4	21,993.2
Total Loans and Leases (Net of unearned income of $9.7 and $10.4)	39,239.1	40,480.6
Allowance for Credit Losses	(152.0)	(150.6)
Buildings and Equipment	486.0	488.7
Client Security Settlement Receivables	2,183.9	1,941.2
Goodwill	702.0	706.2
Other Assets	8,699.8	8,573.6
Total Assets	$172,565.0	$183,889.8
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$23,768.6	$22,028.2
Savings, Money Market and Other Interest-Bearing	31,703.7	35,003.1
Savings Certificates and Other Time	846.0	842.7
Non U.S. Offices — Noninterest-Bearing	23,769.8	26,287.3
— Interest-Bearing	69,541.5	75,767.1
Total Deposits	149,629.6	159,928.4
Federal Funds Purchased	0.2	0.2
Securities Sold Under Agreements to Repurchase	329.7	531.9
Other Borrowings	3,521.1	3,583.8
Senior Notes	2,377.5	2,505.5
Long-Term Debt	1,106.9	1,145.7
Other Liabilities	4,190.2	4,177.5
Total Liabilities	161,155.2	171,873.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,379,813 and 207,761,875	408.6	408.6
Additional Paid-In Capital	931.7	939.3
Retained Earnings	13,342.6	13,117.3
Accumulated Other Comprehensive Loss	(907.0)	(35.6)
Treasury Stock (36,791,711 and 37,409,649 shares, at cost)	(3,251.0)	(3,297.7)
Total Stockholders’ Equity	11,409.8	12,016.8
Total Liabilities and Stockholders’ Equity	$172,565.0	$183,889.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions Except Share Information)	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,168.4	$1,063.7
Foreign Exchange Trading Income	80.9	78.7
Treasury Management Fees	11.1	11.2
Security Commissions and Trading Income	36.2	34.8
Other Operating Income	41.1	54.9
Investment Security Gains (Losses), net	—	—
Total Noninterest Income	1,337.7	1,243.3
Net Interest Income
Interest Income	383.5	349.9
Interest Expense	2.5	9.8
Net Interest Income	381.0	340.1
Provision for Credit Losses	2.0	(30.0)
Net Interest Income after Provision for Credit Losses	379.0	370.1
Noninterest Expense
Compensation	563.9	518.5
Employee Benefits	104.3	103.4
Outside Services	213.4	196.4
Equipment and Software	193.5	176.7
Occupancy	51.1	50.8
Other Operating Expense	79.7	71.7
Total Noninterest Expense	1,205.9	1,117.5
Income before Income Taxes	510.8	495.9
Provision for Income Taxes	121.5	120.8
Net Income	$389.3	$375.1
Preferred Stock Dividends	16.2	16.2
Net Income Applicable to Common Stock	$373.1	$358.9
Per Common Share
Net Income – Basic	$1.78	$1.71
– Diluted	1.77	1.70
Average Number of Common Shares Outstanding
– Basic	208,024,962	208,112,824
– Diluted	208,809,133	208,946,448

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Net Income	$389.3	$375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Losses on Available for Sale Debt Securities	(868.4)	(369.7)
Net Unrealized Losses on Cash Flow Hedges	(1.4)	(5.2)
Net Foreign Currency Adjustments	(7.9)	5.0
Net Pension and Other Postretirement Benefit Adjustments	6.3	7.8
Other Comprehensive Loss	(871.4)	(362.1)
Comprehensive Income (Loss)	$(482.1)	$13.0
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	389.3	—	—	389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(871.4)	—	(871.4)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(147.8)	—	—	(147.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(7.6)	—	—	80.5	72.9
Stock Purchased	—	—	—	—	—	(33.8)	(33.8)
Balance at March 31, 2022	$884.9	$408.6	$931.7	$13,342.6	$(907.0)	$(3,251.0)	$11,409.8
See accompanying notes to the consolidated financial statements.

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	375.1	—	—	375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(362.1)	—	(362.1)
Dividends Declared:							—
Common Stock, $0.70 per share	—	—	—	(151.0)	—	—	(151.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	108.9	59.4
Stock Purchased	—	—	—	—	—	(135.6)	(135.6)
Balance at March 31, 2021	$884.9	$408.6	$914.1	$12,415.6	$65.9	$(3,231.2)	$11,457.9
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$389.3	$375.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	—	—
Amortization and Accretion of Securities and Unearned Income, net	21.7	26.1
Provision for Credit Losses	2.0	(30.0)
Depreciation and Amortization	130.9	125.4
Pension Plan Contributions	(20.7)	(6.7)
Change in Receivables	285.4	(66.7)
Change in Interest Payable	12.0	7.3
Change in Collateral With Derivative Counterparties, net	(505.7)	(824.2)
Other Operating Activities, net	432.0	462.0
Net Cash Provided by Operating Activities	746.9	68.3
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	—	(0.1)
Change in Securities Purchased under Agreements to Resell	(336.2)	477.9
Change in Interest-Bearing Deposits with Banks	(843.9)	(772.6)
Net Change in Federal Reserve and Other Central Bank Deposits	8,497.2	8,369.3
Purchases of Held to Maturity Debt Securities	(11,916.4)	(16,047.6)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	13,983.4	16,125.8
Purchases of Available for Sale Debt Securities	(1,784.8)	(3,631.9)
Proceeds from Maturity and Redemption of Available for Sale Debt Securities	1,821.5	2,214.9
Change in Loans and Leases	1,233.1	(592.4)
Purchases of Buildings and Equipment	(25.8)	(10.7)
Purchases and Development of Computer Software	(123.2)	(94.8)
Change in Client Security Settlement Receivables	(250.3)	(810.4)
Other Investing Activities, net	71.0	(93.7)
Net Cash Provided by Investing Activities	10,325.6	5,133.7
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(9,862.9)	(5,844.1)
Change in Federal Funds Purchased	—	(260.0)
Change in Securities Sold under Agreements to Repurchase	(202.2)	55.8
Change in Short-Term Other Borrowings	(70.4)	1,420.3
Treasury Stock Purchased	(33.8)	(135.6)
Net Proceeds from Stock Options	2.6	8.7
Cash Dividends Paid on Common Stock	(145.5)	(145.9)
Cash Dividends Paid on Preferred Stock	(4.7)	(4.7)
Other Financing Activities, net	0.3	(0.1)
Net Cash Used in Financing Activities	(10,316.6)	(4,905.6)
Effect of Foreign Currency Exchange Rates on Cash	(29.5)	(101.5)
Change in Cash and Due from Banks	726.4	194.9
Cash and Due from Banks at Beginning of Period	3,056.8	4,389.5
Cash and Due from Banks at End of Period	$3,783.2	$4,584.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest (Received) Paid	$(9.7)	$2.2
Income Taxes Paid	47.2	30.8
Transfers from Loans to OREO	—	3.3
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2022 and 2021, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. During the first quarter of 2022, the Corporation changed the name of the Corporate & Institutional Services (C&IS) segment to “Asset Servicing.” Accordingly, the disclosures herein and all future disclosures regarding the Corporation’s reporting segments filed with, or furnished to, the SEC will refer to this segment as Asset Servicing. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2021.
Note 2 – Recent Accounting Pronouncements
On January 1, 2022, Northern Trust adopted Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contract in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 simplifies the convertible instrument accounting framework through the elimination of the beneficial conversion and cash conversion accounting models used to account for convertible debt and convertible preferred stock. ASU 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions in Accounting Standards Codification 815—Derivatives and Hedging. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. Upon adoption of ASU 2020-06, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
On January 1, 2022, Northern Trust adopted ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance within Topic 958, Not-for-Profit Entities, or International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. Upon adoption of ASU 2021-10, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the three months ended March 31, 2022 or the year ended December 31, 2021.
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
Northern Trust’s Level 2 assets include AFS and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing

Notes to Consolidated Financial Statements (unaudited) (continued)
vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2022, Northern Trust’s AFS debt securities portfolio included 2,576 Level 2 debt securities with an aggregate market value of $34.3 billion. All 2,576 debt securities were valued by external pricing vendors. As of December 31, 2021, Northern Trust’s AFS debt securities portfolio included 2,547 Level 2 debt securities with an aggregate market value of $35.6 billion. All 2,547 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.4 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, were all valued using external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of March 31, 2022 and December 31, 2021, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 29: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$35.3 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	9.72%			9.72%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$37.5 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.10%			10.10%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by fair value hierarchy level.
TABLE 30: RECURRING BASIS HIERARCHY LEVELING

	MARCH 31, 2022
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,547.0	$—	$—	$—	$2,547.0
Obligations of States and Political Subdivisions	—	3,647.8	—	—	3,647.8
Government Sponsored Agency	—	16,927.3	—	—	16,927.3
Non-U.S. Government	—	621.4	—	—	621.4
Corporate Debt	—	2,291.5	—	—	2,291.5
Covered Bonds	—	573.5	—	—	573.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,840.3	—	—	2,840.3
Other Asset-Backed	—	5,942.4	—	—	5,942.4
Commercial Mortgage-Backed	—	1,469.7	—	—	1,469.7
Total Available for Sale	2,547.0	34,313.9	—	—	36,860.9
Trading Account	—	0.4	—	—	0.4
Total Available for Sale and Trading Debt Securities	2,547.0	34,314.3	—	—	36,861.3
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,185.2	—	(2,153.9)	1,031.3
Interest Rate Contracts	—	81.7	—	(22.7)	59.0
Total Derivative Assets	—	3,266.9	—	(2,176.6)	1,090.3
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,119.1	—	(2,381.2)	737.9
Interest Rate Contracts	—	200.6	—	(15.4)	185.2
Other Financial Derivatives(1)	—	—	35.3	(33.8)	1.5
Total Derivative Liabilities	$—	$3,319.7	$35.3	$(2,430.4)	$924.6
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2022, derivative assets and liabilities shown above also include reductions of $879.7 million and $1,133.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1)This line consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2021
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2022 and 2021.
TABLE 31: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED MARCH 31,	2022	2021
Fair Value at January 1	$37.5	$35.3
Total (Gains) Losses:
Included in Earnings(1)	4.5	3.6
Purchases, Issues, Sales, and Settlements
Settlements	(6.7)	(4.3)
Fair Value at March 31	$35.3	$34.6
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
Assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 16.3% and 15.4% as of March 31, 2022 and December 31, 2021, respectively. Other loan

Notes to Consolidated Financial Statements (unaudited) (continued)
collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $13.3 million and $15.0 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 32: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$13.3 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.3%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$15.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.4%
(1) Includes real estate collateral-based loans and other collateral-based loans.
The following tables present the book value and estimated fair value, including the level within the fair value hierarchy, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 33: FAIR VALUE OF FINANCIAL INSTRUMENTS

	MARCH 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$3,783.2	$3,783.2	$3,783.2	$—	$—
Federal Reserve and Other Central Bank Deposits	55,695.7	55,695.7	—	55,695.7	—
Interest-Bearing Deposits with Banks	2,811.1	2,811.1	—	2,811.1	—
Securities Purchased under Agreements to Resell	1,031.4	1,031.4	—	1,031.4	—
Debt Securities - Held to Maturity	21,223.5	20,399.1	49.0	20,350.1	—
Loans (excluding Leases)
Held for Investment	39,081.0	38,687.2	—	—	38,687.2
Held for Sale	10.8	22.3	—	22.3	—
Other Assets	1,292.9	1,292.1	130.9	1,161.2	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$79,242.1	$79,242.1	$79,242.1	$—	$—
Savings Certificates and Other Time	846.0	841.2	—	841.2	—
Non U.S. Offices Interest-Bearing	69,541.5	69,541.5	—	69,541.5	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	329.7	329.7	—	329.7	—
Other Borrowings	3,521.1	3,520.1	—	3,520.1	—
Senior Notes	2,377.5	2,432.2	—	2,432.2	—
Long-Term Debt	1,106.9	1,114.6	—	1,114.6	—
Unfunded Commitments	297.4	297.4	—	297.4	—
Other Liabilities	79.5	79.5	—	—	79.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2021
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$3,056.8	$3,056.8	$3,056.8	$—	$—
Federal Reserve and Other Central Bank Deposits	64,582.2	64,582.2	—	64,582.2	—
Interest-Bearing Deposits with Banks	1,949.4	1,949.4	—	1,949.4	—
Securities Purchased under Agreements to Resell	686.4	686.4	—	686.4	—
Debt Securities - Held to Maturity	23,564.5	23,315.4	47.0	23,268.4	—
Loans (excluding Leases)
Held for Investment	40,319.3	40,208.2	—	—	40,208.2
Held for Sale	12.3	24.5	—	24.5	—
Other Assets	1,275.3	1,279.8	119.1	1,160.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$83,318.6	$83,318.6	$83,318.6	$—	$—
Savings Certificates and Other Time	842.7	843.8	—	843.8	—
Non U.S. Offices Interest-Bearing	75,767.1	75,767.1	—	75,767.1	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	531.9	531.9	—	531.9	—
Other Borrowings	3,583.8	3,583.9	—	3,583.9	—
Senior Notes	2,505.5	2,591.4	—	2,591.4	—
Long-Term Debt	1,145.7	1,189.4	—	1,189.4	—
Unfunded Commitments	289.3	289.3	—	289.3	—
Other Liabilities	75.5	75.5	—	—	75.5
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values at March 31, 2022 and December 31, 2021, and remaining maturities of AFS debt securities at March 31, 2022.
TABLE 34: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	MARCH 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,581.5	$6.8	$41.3	$2,547.0
Obligations of States and Political Subdivisions	3,899.7	4.7	256.6	3,647.8
Government Sponsored Agency	17,383.9	19.3	475.9	16,927.3
Non-U.S. Government	645.8	—	24.4	621.4
Corporate Debt	2,337.9	5.5	51.9	2,291.5
Covered Bonds	580.1	1.3	7.9	573.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,946.3	8.0	114.0	2,840.3
Other Asset-Backed	6,099.2	0.7	157.5	5,942.4
Commercial Mortgage-Backed	1,499.3	5.3	34.9	1,469.7
Total	$37,973.7	$51.6	$1,164.4	$36,860.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,406.2	$29.3	$9.4	$2,426.1
Obligations of States and Political Subdivisions	3,841.0	73.7	38.6	3,876.1
Government Sponsored Agency	18,092.1	93.7	110.2	18,075.6
Non-U.S. Government	383.4	0.1	9.5	374.0
Corporate Debt	2,319.8	31.6	9.7	2,341.7
Covered Bonds	502.6	3.9	0.9	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,052.4	28.1	35.4	3,045.1
Other Asset-Backed	5,962.0	11.3	31.7	5,941.6
Commercial Mortgage-Backed	1,389.0	38.9	3.2	1,424.7
Total	$37,948.5	$310.6	$248.6	$38,010.5
TABLE 35: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

MARCH 31, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$497.8	$499.3	$1,835.2	$1,822.5	$248.5	$225.2	$—	$—	$2,581.5	$2,547.0
Obligations of States and Political Subdivisions	26.0	26.1	553.8	542.0	3,167.4	2,942.7	152.5	137.0	3,899.7	3,647.8
Government Sponsored Agency	2,466.5	2,436.8	7,658.4	7,540.7	5,843.2	5,613.0	1,415.8	1,336.8	17,383.9	16,927.3
Non-U.S. Government	325.9	325.8	235.3	220.1	84.6	75.5	—	—	645.8	621.4
Corporate Debt	496.4	496.4	1,819.6	1,775.5	18.1	16.2	3.8	3.4	2,337.9	2,291.5
Covered Bonds	194.9	195.3	385.2	378.2	—	—	—	—	580.1	573.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	522.1	526.1	2,012.0	1,938.2	412.2	376.0	—	—	2,946.3	2,840.3
Other Asset-Backed	891.7	883.7	3,657.9	3,544.5	1,395.5	1,361.4	154.1	152.8	6,099.2	5,942.4
Commercial Mortgage-Backed	7.6	7.3	1,124.1	1,107.1	367.6	355.3	—	—	1,499.3	1,469.7
Total	$5,428.9	$5,396.8	$19,281.5	$18,868.8	$11,537.1	$10,965.3	$1,726.2	$1,630.0	$37,973.7	$36,860.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2022 and December 31, 2021.
TABLE 36: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF MARCH 31, 2022	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$956.2	$41.3	$—	$—	$956.2	$41.3
Obligations of States and Political Subdivisions	3,303.5	250.5	46.8	6.1	3,350.3	256.6
Government Sponsored Agency	9,106.8	379.8	2,103.3	96.1	11,210.1	475.9
Non-U.S. Government	312.4	15.3	75.5	9.1	387.9	24.4
Corporate Debt	1,357.3	45.2	—	—	1,357.3	45.2
Covered Bonds	242.1	7.9	—	—	242.1	7.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,667.1	101.7	200.3	12.3	1,867.4	114.0
Other Asset-Backed	5,441.0	156.8	11.3	0.7	5,452.3	157.5
Commercial Mortgage-Backed	1,129.7	34.9	—	—	1,129.7	34.9
Total	$23,516.1	$1,033.4	$2,437.2	$124.3	$25,953.3	$1,157.7
Note: Three corporate debt AFS securities with a fair value of $80.7 million and unrealized losses of $6.7 million have been excluded from the table above as these AFS securities have a $0.4 million allowance for credit losses reported as of March 31, 2022. Refer to the discussion further below and Note 7 - Allowance for Credit Losses for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
As of March 31, 2022, 2,196 AFS debt securities with a combined fair value of $26.0 billion were in an unrealized loss position, with their unrealized losses totaling $1,157.7 million. As of March 31, 2022, unrealized losses related to AFS debt securities of $475.9 million and $256.6 million related to government-sponsored agency securities and obligations of states and political subdivisions, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2021, 1,233 AFS debt securities with a combined fair value of $18.7 billion were in an unrealized loss position, with their unrealized losses totaling $248.6 million. As of December 31, 2021, unrealized losses related to AFS debt securities of $110.2 million related to government-sponsored agency securities, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
12% and 14% of the AFS corporate debt securities portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities as of March 31, 2022 and December 31, 2021, respectively. The remaining unrealized losses on Northern Trust’s AFS debt securities portfolio as of March 31, 2022 and December 31, 2021 are attributable to changes in overall market interest rates or credit spreads.
As of March 31, 2022, Northern Trust did not intend to sell any AFS debt securities in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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
There was a $0.4 million provision for credit losses for corporate debt AFS securities for the three months ended March 31, 2022, while there was no provision for credit losses for corporate debt AFS securities for the three months ended March 31, 2021. There was a $0.4 million allowance for credit losses for corporate debt AFS securities as of March 31, 2022 and no allowance for credit losses for corporate debt AFS securities as of December 31, 2021. The process for identifying credit losses for corporate debt AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.

Notes to Consolidated Financial Statements (unaudited) (continued)
Held to Maturity Debt Securities. The following tables provide the amortized cost and fair values at March 31, 2022 and December 31, 2021, and remaining maturities of held to maturity (HTM) debt securities at March 31, 2022.
TABLE 37: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	MARCH 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$49.0	$—	$—	$49.0
Government Sponsored Agency	6,079.8	0.6	400.9	5,679.5
Non-U.S. Government	2,950.9	0.8	50.6	2,901.1
Corporate Debt	932.2	0.3	19.0	913.5
Covered Bonds	2,941.9	2.6	64.4	2,880.1
Certificates of Deposit	892.1	—	—	892.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,223.6	5.2	208.2	6,020.6
Other Asset-Backed	608.4	0.4	1.0	607.8
Other	545.6	0.9	91.1	455.4
Total	$21,223.5	$10.8	$835.2	$20,399.1

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$47.0	$—	$—	$47.0
Obligations of States and Political Subdivisions	0.8	—	—	0.8
Government Sponsored Agency	5,927.6	1.1	106.1	5,822.6
Non-U.S. Government	5,773.3	3.9	9.8	5,767.4
Corporate Debt	901.8	2.5	6.5	897.8
Covered Bonds	2,942.4	8.3	9.6	2,941.1
Certificates of Deposit	674.7	—	—	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,098.0	14.3	80.0	6,032.3
Other Asset-Backed	682.6	1.0	—	683.6
Other	516.3	3.4	71.6	448.1
Total	$23,564.5	$34.5	$283.6	$23,315.4
As of March 31, 2022, the $21.2 billion HTM debt securities portfolio had unrealized losses of $400.9 million and $208.2 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had unrealized losses of $106.1 million, $80.0 million and $71.6 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
TABLE 38: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

MARCH 31, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$49.0	$49.0	$—	$—	$—	$—	$—	$—	$49.0	$49.0
Government Sponsored Agency	885.0	831.8	2,077.2	1,940.8	2,048.6	1,906.7	1,069.0	1,000.2	6,079.8	5,679.5
Non-U.S. Government	1,515.3	1,515.5	1,227.3	1,186.4	208.3	199.2	—	—	2,950.9	2,901.1
Corporate Debt	229.8	230.0	686.7	669.3	15.7	14.2	—	—	932.2	913.5
Covered Bonds	564.7	565.8	1,832.7	1,803.2	544.5	511.1	—	—	2,941.9	2,880.1
Certificates of Deposit	892.1	892.1	—	—	—	—	—	—	892.1	892.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	793.2	795.2	4,977.3	4,808.2	453.1	417.2	—	—	6,223.6	6,020.6
Other Asset-Backed	72.0	71.9	427.1	426.9	109.3	109.0	—	—	608.4	607.8
Other	80.6	79.3	242.5	224.0	104.3	99.3	118.2	52.8	545.6	455.4
Total	$5,081.7	$5,030.6	$11,470.8	$11,058.8	$3,483.8	$3,256.7	$1,187.2	$1,053.0	$21,223.5	$20,399.1
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three months ended March 31, 2022 and 2021, no securities were transferred from AFS to HTM. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in Accumulated Other Comprehensive Income (Loss) (AOCI) and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 39: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF MARCH 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$49.0	$—	$—	$—	$—	$49.0
Government Sponsored Agency	6,079.8	—	—	—	—	6,079.8
Non-U.S. Government	501.3	1,036.3	1,077.0	336.3	—	2,950.9
Corporate Debt	2.3	382.5	547.4	—	—	932.2
Covered Bonds	2,941.9	—	—	—	—	2,941.9
Certificates of Deposit	—	—	—	—	892.1	892.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,271.4	1,889.0	62.1	1.1	—	6,223.6
Other Asset-Backed	608.4	—	—	—	—	608.4
Other	76.4	—	—	—	469.2	545.6
Total	$14,530.5	$3,307.8	$1,686.5	$337.4	$1,361.3	$21,223.5
Percent of Total	68%	16%	8%	2%	6%	100%

	AS OF DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 92% and 94% of the HTM portfolio at both March 31, 2022 and December 31, 2021, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 2% and 1% rated BBB at March 31, 2022 and December 31, 2021, respectively, and 6% and 5% not rated by Moody’s, S&P Global, or Fitch Ratings at March 31, 2022 and December 31, 2021, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities during the three months ended March 31, 2022 and 2021. There were no net investment security (losses) gains for the three months ended March 31, 2022 and 2021.
Note 5 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the Fixed Income Clearing Corporation (FICC) is the counterparty.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2022 and December 31, 2021.
TABLE 40: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	MARCH 31, 2022			DECEMBER 31, 2021
($ In Millions)	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL
U.S. Treasury and Agency Securities	$329.7	$—	$329.7	$32.4	$499.5	$531.9
Total Borrowings	329.7	—	329.7	32.4	499.5	531.9
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	329.7	—	329.7	32.4	499.5	531.9
Amounts related to agreements not included in Note 23	—	—	—	—	—	—
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 41: LOANS AND LEASES

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Commercial
Commercial and Institutional	$11,756.6	$11,489.2
Commercial Real Estate	4,295.2	4,326.3
Non-U.S.	2,655.0	1,990.2
Lease Financing, net	11.0	11.0
Other	506.9	670.7
Total Commercial	19,224.7	18,487.4
Personal
Private Client	13,280.5	15,256.3
Residential Real Estate	6,220.2	6,319.9
Non-U.S.	496.6	381.8
Other	17.1	35.2
Total Personal	20,014.4	21,993.2
Total Loans and Leases	$39,239.1	$40,480.6
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2022 and December 31, 2021, equity credit lines totaled $233.5 million and $258.2 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% of the total equity credit lines as of both March 31, 2022 and December 31, 2021.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $1.9 billion at March 31, 2022 and $1.6 billion at December 31, 2021, respectively. Demand deposit overdrafts reclassified as loan balances totaled $9.7 million and $8.0 million at March 31, 2022 and December 31, 2021, respectively. Loans classified as held for sale, which totaled $10.8 million and $12.3 million at March 31, 2022 and December 31, 2021, respectively, related to the decision to exit a non-strategic loan portfolio. Loans classified as held for sale are recorded at the lower of cost or fair value.
As of March 31, 2022 and December 31, 2021, there were no leases classified as held for sale.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
To the extent a borrower uses PPP loan proceeds to cover eligible costs and has met all other SBA loan forgiveness requirements, the SBA will determine loan forgiveness under the CARES Act and will pay to Northern Trust the eligible PPP loan forgiven amount, which will be credited to the borrower’s loan to repay or pay down the PPP loan. The SBA forgiveness portal opened on August 10, 2020 and Northern Trust’s vendor portal opened on September 11, 2020 to begin processing the PPP loan forgiveness applications. When Northern Trust submits forgiveness applications to the SBA, the SBA has at least 90 days to respond as to the approval or denial of such application. 143 and 1,301 loans were forgiven through the PPP loan forgiveness process which resulted in $39.2 million and $231.5 million of loan principal and interest being forgiven during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
As of March 31, 2022, Northern Trust had 73 outstanding loans totaling $16.3 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.2 million.
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
Loan and lease segment and class balances as of March 31, 2022 and December 31, 2021 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

March 31, 2022	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$268.0	$796.2	$286.6	$237.5	$84.7	$582.1	$5,285.9	$0.1	$7,541.1
4 to 5 Category	160.5	1,190.6	401.3	395.8	155.3	484.3	1,248.6	32.7	4,069.1
6 to 9 Category	—	26.7	—	42.4	26.3	11.4	39.6	—	146.4
Total Commercial and Institutional	428.5	2,013.5	687.9	675.7	266.3	1,077.8	6,574.1	32.8	11,756.6
Commercial Real Estate
Risk Rating:
1 to 3 Category	81.8	511.5	304.6	257.8	54.3	103.5	62.5	2.2	1,378.2
4 to 5 Category	74.3	870.0	598.8	482.8	205.7	421.7	169.2	21.1	2,843.6
6 to 9 Category	7.9	11.5	—	50.4	—	1.1	2.5	—	73.4
Total Commercial Real Estate	164.0	1,393.0	903.4	791.0	260.0	526.3	234.2	23.3	4,295.2
Non-U.S.
Risk Rating:
1 to 3 Category	988.4	63.3	164.9	18.9	—	8.9	657.3	—	1,901.7
4 to 5 Category	263.3	50.2	—	—	—	301.2	72.8	1.8	689.3
6 to 9 Category	23.5	—	—	23.1	—	—	17.4	—	64.0
Total Non-U.S.	1,275.2	113.5	164.9	42.0	—	310.1	747.5	1.8	2,655.0
Lease Financing, net
Risk Rating:
6 to 9 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	363.2	—	—	—	—	—	—	—	363.2
4 to 5 Category	143.7	—	—	—	—	—	—	—	143.7
Total Other	506.9	—	—	—	—	—	—	—	506.9
Total Commercial	2,374.6	3,520.0	1,756.2	1,508.7	526.3	1,925.2	7,555.8	57.9	19,224.7
Personal
Private Client
Risk Rating:
1 to 3 Category	113.2	376.9	87.7	17.5	69.1	186.4	5,538.8	30.1	6,419.7
4 to 5 Category	46.5	697.3	313.0	434.7	175.3	73.7	4,871.2	200.8	6,812.5
6 to 9 Category	—	1.0	0.2	—	19.9	—	27.2	—	48.3
Total Private Client	159.7	1,075.2	400.9	452.2	264.3	260.1	10,437.2	230.9	13,280.5
Residential Real Estate
Risk Rating:
1 to 3 Category	294.8	945.7	574.5	209.4	104.0	835.0	132.5	—	3,095.9
4 to 5 Category	87.5	476.8	681.8	305.4	189.2	1,074.2	237.4	2.2	3,054.5
6 to 9 Category	—	7.0	1.4	6.3	1.6	51.6	1.9	—	69.8
Total Residential Real Estate	382.3	1,429.5	1,257.7	521.1	294.8	1,960.8	371.8	2.2	6,220.2
Non-U.S.
Risk Rating:
1 to 3 Category	—	16.3	—	2.4	4.5	1.0	124.2	—	148.4
4 to 5 Category	2.1	36.6	—	20.2	13.7	36.5	231.1	7.8	348.0
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	2.1	52.9	—	22.6	18.2	37.7	355.3	7.8	496.6
Other
Risk Rating:
1 to 3 Category	10.0	—	—	—	—	—	—	—	10.0
4 to 5 Category	7.1	—	—	—	—	—	—	—	7.1
Total Other	17.1	—	—	—	—	—	—	—	17.1
Total Personal	561.2	2,557.6	1,658.6	995.9	577.3	2,258.6	11,164.3	240.9	20,014.4
Total Loans and Leases	$2,935.8	$6,077.6	$3,414.8	$2,504.6	$1,103.6	$4,183.8	$18,720.1	$298.8	$39,239.1

Notes to Consolidated Financial Statements (unaudited) (continued)
The prior period table below has been updated to conform to the current period methodology.

December 31, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$1,042.0	$310.2	$468.9	$163.9	$55.4	$541.6	$4,946.0	$0.1	$7,528.1
4 to 5 Category	993.4	441.7	406.7	193.6	243.3	230.2	1,217.8	33.1	3,759.8
6 to 9 Category	44.0	6.0	47.1	30.2	9.9	1.9	62.2	—	201.3
Total Commercial and Institutional	2,079.4	757.9	922.7	387.7	308.6	773.7	6,226.0	33.2	11,489.2
Commercial Real Estate
Risk Rating:
1 to 3 Category	472.0	298.7	279.8	65.8	16.6	79.5	67.5	2.9	1,282.8
4 to 5 Category	912.7	644.8	491.5	205.4	89.6	390.6	182.3	20.5	2,937.4
6 to 9 Category	50.1	—	50.6	—	—	2.9	2.5	—	106.1
Total Commercial Real Estate	1,434.8	943.5	821.9	271.2	106.2	473.0	252.3	23.4	4,326.3
Non-U.S.
Risk Rating:
1 to 3 Category	816.5	68.9	38.4	—	9.1	—	582.0	—	1,514.9
4 to 5 Category	167.0	—	—	1.9	—	191.9	73.3	1.8	435.9
6 to 9 Category	2.9	—	23.1	—	—	—	13.4	—	39.4
Total Non-U.S.	986.4	68.9	61.5	1.9	9.1	191.9	668.7	1.8	1,990.2
Lease Financing, net
Risk Rating:
6 to 9 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	551.5	—	—	—	—	—	—	—	551.5
4 to 5 Category	119.2	—	—	—	—	—	—	—	119.2
Total Other	670.7	—	—	—	—	—	—	—	670.7
Total Commercial	5,171.3	1,770.3	1,806.1	660.8	423.9	1,449.6	7,147.0	58.4	18,487.4
Personal
Private Client
Risk Rating:
1 to 3 Category	432.5	116.6	90.3	14.9	39.3	129.8	7,592.8	44.7	8,460.9
4 to 5 Category	567.8	335.2	396.9	213.3	55.0	39.9	4,979.8	178.3	6,766.2
6 to 9 Category	1.9	2.4	3.0	20.4	—	—	1.5	—	29.2
Total Private Client	1,002.2	454.2	490.2	248.6	94.3	169.7	12,574.1	223.0	15,256.3
Residential Real Estate
Risk Rating:
1 to 3 Category	1,018.1	660.3	213.0	110.4	139.8	763.1	161.5	—	3,066.2
4 to 5 Category	434.0	676.6	325.5	190.9	172.1	1,145.9	218.1	2.2	3,165.3
6 to 9 Category	0.3	9.9	6.5	5.3	6.3	55.1	5.0	—	88.4
Total Residential Real Estate	1,452.4	1,346.8	545.0	306.6	318.2	1,964.1	384.6	2.2	6,319.9
Non-U.S.
Risk Rating:
1 to 3 Category	27.5	—	1.2	—	—	1.0	44.1	—	73.8
4 to 5 Category	36.1	—	20.6	10.4	—	3.8	229.1	7.8	307.8
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	63.6	—	21.8	10.4	—	5.0	273.2	7.8	381.8
Other
Risk Rating:
1 to 3 Category	13.4	—	—	—	—	—	—	—	13.4
4 to 5 Category	21.8	—	—	—	—	—	—	—	21.8
Total Other	35.2	—	—	—	—	—	—	—	35.2
Total Personal	2,553.4	1,801.0	1,057.0	565.6	412.5	2,138.8	13,231.9	233.0	21,993.2
Total Loans and Leases	$7,724.7	$3,571.3	$2,863.1	$1,226.4	$836.4	$3,588.4	$20,378.9	$291.4	$40,480.6

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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of March 31, 2022 and December 31, 2021.
TABLE 43: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
March 31, 2022
Commercial
Commercial and Institutional	$11,705.7	$28.9	$3.5	$0.2	$11,738.3	$18.3	$11,756.6	$3.5
Commercial Real Estate	4,226.5	22.2	—	—	4,248.7	46.5	4,295.2	36.0
Non-U.S.	2,655.0	—	—	—	2,655.0	—	2,655.0	—
Lease Financing, net	—	—	—	—	—	11.0	11.0	—
Other	506.9	—	—	—	506.9	—	506.9	—
Total Commercial	19,094.1	51.1	3.5	0.2	19,148.9	75.8	19,224.7	39.5
Personal
Private Client	12,978.3	185.3	21.1	95.8	13,280.5	—	13,280.5	—
Residential Real Estate	6,176.7	8.1	0.4	10.0	6,195.2	25.0	6,220.2	25.0
Non-U.S.	495.5	1.1	—	—	496.6	—	496.6	—
Other	17.1	—	—	—	17.1	—	17.1	—
Total Personal	19,667.6	194.5	21.5	105.8	19,989.4	25.0	20,014.4	25.0
Total Loans and Leases	$38,761.7	$245.6	$25.0	$106.0	$39,138.3	$100.8	$39,239.1	$64.5
	Other Real Estate Owned					$0.2
	Total Nonaccrual Assets					$101.0

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2021
Commercial
Commercial and Institutional	$11,434.7	$32.5	$2.1	$0.4	$11,469.7	$19.5	$11,489.2	$8.8
Commercial Real Estate	4,256.6	3.1	—	—	4,259.7	66.6	4,326.3	52.3
Non-U.S.	1,990.2	—	—	—	1,990.2	—	1,990.2	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	670.7	—	—	—	670.7	—	670.7	—
Total Commercial	18,363.2	35.6	2.1	0.4	18,401.3	86.1	18,487.4	61.1
Personal
Private Client	14,927.3	229.5	71.8	27.7	15,256.3	—	15,256.3	—
Residential Real Estate	6,273.2	7.0	3.3	0.2	6,283.7	36.2	6,319.9	36.2
Non-U.S	381.6	0.2	—	—	381.8	—	381.8	—
Other	35.2	—	—	—	35.2	—	35.2	—
Total Personal	21,617.3	236.7	75.1	27.9	21,957.0	36.2	21,993.2	36.2
Total Loans and Leases	$39,980.5	$272.3	$77.2	$28.3	$40,358.3	$122.3	$40,480.6	$97.3
	Other Real Estate Owned					$3.0
	Total Nonaccrual Assets					$125.3
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $1.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral dependent financial asset balance as of March 31, 2022 was immaterial to Northern Trust’s financial statements.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Included within nonaccrual loans were $46.1 million and $76.7 million of nonaccrual TDRs, and $18.3 million and $16.5 million of accrual TDRs as of March 31, 2022 and December 31, 2021, respectively.
There were $0.2 million of aggregate undrawn loan commitments and standby letters of credit at both March 31, 2022 and December 31, 2021 issued to borrowers with TDR modifications of loans.
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three months ended March 31, 2022 and 2021, and the recorded investments and unpaid principal balances as of March 31, 2022 and 2021.
TABLE 44: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED MARCH 31, 2022
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	1	$0.5	$0.5
Total Commercial	1	0.5	0.5
Personal
Residential Real Estate	2	0.1	0.1
Total Personal	2	0.1	0.1
Total Loans and Leases	3	$0.6	$0.6
Note: Period-end balances reflect all pay downs and charge-offs during the period.

	THREE MONTHS ENDED MARCH 31, 2021
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	6	$19.6	$19.6
Commercial Real Estate	1	21.4	23.3
Total Commercial	7	41.0	42.9
Personal
Residential Real Estate	2	0.2	0.3
Total Personal	2	0.2	0.3
Total Loans and Leases	9	$41.2	$43.2
Note: Period-end balances reflect all pay downs and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended March 31, 2022, the TDR loan modifications within residential real estate were deferred principal, interest rate concession, and an extension of term. During the three months ended March 31, 2022, the TDR modification of loans within commercial and institutional was an other modification.

Notes to Consolidated Financial Statements (unaudited) (continued)
During the three months ended March 31, 2021, the TDR modification of loans within commercial and institutional, residential real estate and commercial real estate was deferred principal.
There were no residential real estate loan TDR modifications during the twelve months ended December 31, 2021, which subsequently had a payment default during the three months ended March 31, 2022.
There was one residential real estate loan TDR modification during the twelve months ended December 31, 2020, which subsequently had a payment default during the three months ended March 31, 2021. The total recorded investment for this loan was approximately $5.5 million and the unpaid principal balance for this loan was approximately $5.5 million.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of March 31, 2022, Northern Trust held foreclosed real estate properties with a carrying value of $0.2 million as a result of obtaining physical possession. In addition, as of March 31, 2022, Northern Trust had loans with a carrying value of $1.7 million for which formal foreclosure proceedings were in process.
TDR Relief — COVID-19. Due to the economic environment arising from the COVID-19 pandemic, there have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance (as defined below) and the CARES Act.
Various banking regulators, including the Board of Governors of the Federal Reserve (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, issued guidance in the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised) on loan modification treatment (Interagency Guidance) pursuant to which financial institutions can apply ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors. In accordance with the Interagency Guidance, a loan modification is not considered a TDR if: (a) the modification is related to COVID-19; (b) the borrower had been current (not more than 29 days past due) when the modification program was implemented; (c) and the modification includes payment deferrals for not more than 6 months.
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
The following provides the number of total COVID-19-related loan modifications including the loan volume and deferred principal and interest balances as of March 31, 2022 and December 31, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral (loans currently in the deferral period) or completed deferral (loans that returned to their regular payment schedule). As of March 31, 2022, there were no COVID-19-related loan modifications in active deferral status. As of December 31, 2021, there were three residential real estate COVID-19-related loan modifications in active deferral status which totaled $2.0 million, with immaterial deferred principal and interest.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 45: COVID-19 LOAN MODIFICATIONS NOT CONSIDERED TDRS THAT HAVE COMPLETED DEFERRAL

	MARCH 31, 2022
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	62	$148.6	$—	$1.1
Commercial Real Estate	74	351.0	—	2.3
Total Commercial	136	$499.6	$—	$3.4
Personal
Private Client	22	$116.9	$—	$0.8
Residential Real Estate	198	91.0	1.0	1.2
Total Personal	220	$207.9	$1.0	$2.0
Total Loans	356	$707.5	$1.0	$5.4

	DECEMBER 31, 2021
($ In Millions)	NUMBER OF COVID-19 RELATED MODIFICATIONS	LOAN VOLUME	DEFERRED PRINCIPAL AMOUNT	DEFERRED INTEREST AMOUNT
Commercial
Commercial and Institutional	73	$199.8	$0.1	$1.6
Commercial Real Estate	80	390.7	—	2.4
Total Commercial	153	$590.5	$0.1	$4.0

Personal
Private Client	29	$143.1	$—	$1.0
Residential Real Estate	208	102.0	1.1	1.3
Total Personal	237	$245.1	$1.1	$2.3
Total Loans	390	$835.6	$1.2	$6.3
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
During the period ended March 31, 2022, 38 loans with an aggregate principal amount of $112.9 million that had been granted payment deferrals were paid off. As of March 31, 2022, less than 3% of loans that had been granted payment deferrals were either past due or in nonaccrual status.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding changes in the total allowance for credit losses during the three months ended March 31, 2022 and 2021.
TABLE 46: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	3.3	—	—	—	3.3
Net Recoveries (Charge-Offs)	3.2	—	—	—	3.2
Provision for Credit Losses(1)	(5.3)	3.4	3.4	0.1	1.6
Balance at End of Period	$136.3	$37.5	$14.6	$1.1	$189.5
(1) The table excludes a provision of $0.4 million for the three months ended March 31, 2022 for AFS corporate debt securities. See further detail in Note 4 - Securities.

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
There was a $2.0 million provision in the current quarter, as compared to a $30.0 million release of credit reserves in the prior-year quarter. The provision for credit losses, excluding available for sale debt securities, was a provision of $1.6 million in the current quarter. There were net recoveries of $3.2 million during the three months ended March 31, 2022, as compared to net recoveries of $0.9 million for the three months ended March 31, 2021. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.

Notes to Consolidated Financial Statements (unaudited) (continued)
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Management determines the probability weights assigned to each scenario at each quarter-end. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. For the current quarter, the primary forecast, consistent with Northern Trust’s economic outlook publications, continues to reflect an economy recovering from the challenges of COVID-19 and returning to normal. The positive effects of steady growth and falling unemployment rates are partially diminished by the impact of higher inflation, volatility, interest rates and geopolitical events. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses, including undrawn loan commitments and standby letters of credit, by segment during the three months ended March 31, 2022 and 2021.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED MARCH 31, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	2.2	1.1	3.3	—	—	—
Net Recoveries (Charge-Offs)	2.2	1.0	3.2	—	—	—
Provision for Credit Losses	(5.3)	—	(5.3)	3.3	0.1	3.4
Balance at End of Period	$102.5	$33.8	$136.3	$34.7	$2.8	$37.5

	THREE MONTHS ENDED MARCH 31, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	—	1.3	1.3	—	—	—
Net Recoveries (Charge-Offs)	—	0.9	0.9	—	—	—
Provision for Credit Losses	(17.5)	(8.7)	(26.2)	(5.9)	(0.1)	(6.0)
Balance at End of Period	$124.7	$40.7	$165.4	$51.7	$3.4	$55.1

The decrease to the allowance for loans and leases of $2.1 million for the three months ended March 31, 2022 was primarily due to a decrease in the reserve evaluated on a collective basis, driven by continued improvements in credit quality, mainly within the commercial real estate portfolio, and partially offset by the impact of worsening projected economic conditions. The decrease in the collective basis reserve was diminished by an increase to the reserve evaluated on an individual basis for two individual commercial borrowers. The increase to the allowance for undrawn loan commitments and standby letters of credit of $3.4 million for the three months ended March 31, 2022 was primarily due to worsening projected economic conditions and an increase in potential exposure.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of March 31, 2022 and December 31, 2021.
TABLE 48: RECORDED INVESTMENTS IN LOANS AND LEASES

	MARCH 31, 2022			DECEMBER 31, 2021
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$76.4	$61.5	$137.9	$92.1	$74.5	$166.6
Evaluated on a Collective Basis	19,148.3	19,952.9	39,101.2	18,395.3	21,918.7	40,314.0
Total Loans and Leases	19,224.7	20,014.4	39,239.1	18,487.4	21,993.2	40,480.6
Allowance for Credit Losses on Loans and Leases
Evaluated on an Individual Basis	16.9	—	16.9	10.1	—	10.1
Evaluated on a Collective Basis	85.6	33.8	119.4	95.5	32.8	128.3
Allowance Assigned to Loans and Leases	102.5	33.8	136.3	105.6	32.8	138.4
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	34.7	2.8	37.5	31.4	2.7	34.1
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	34.7	2.8	37.5	31.4	2.7	34.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$137.2	$36.6	$173.8	$137.0	$35.5	$172.5
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three months ended March 31, 2022 and 2021.
TABLE 49: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$0.1	$4.8	$11.2
Provision for Credit Losses	0.2	1.5	1.6	—	0.1	3.4
Balance at End of Period	$1.6	$3.4	$4.6	$0.1	$4.9	$14.6

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$0.1	$5.0	$7.3
Provision for Credit Losses	0.3	0.7	0.6	—	(0.3)	1.3
Balance at End of Period	$1.1	$0.9	$1.8	$0.1	$4.7	$8.6

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
The increase in the allowance attributable to HTM debt securities was due to an increase in the reserve evaluated on a collective basis driven by model enhancements and related macroeconomic factors.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.1 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 50: ACCRUED INTEREST

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Loans and Leases	$67.3	$62.6
Debt Securities
Held to Maturity	33.5	30.4
Available for Sale	123.7	129.7
Other Financial Assets	6.1	2.3
Total	$230.6	$225.0
The amount of accrued interest reversed through interest income for loans and leases was immaterial for the three months ended March 31, 2022 and 2021, and there was no accrued interest reversed through interest income related to any other financial assets for the three months ended March 31, 2022 and 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 8 – Pledged and Restricted Assets
Pledged Assets. Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts. Collateral required for these purposes totaled $5.6 billion at both March 31, 2022 and December 31, 2021.
The following table presents Northern Trust's pledged assets.
TABLE 51: TYPE OF PLEDGED ASSETS

(In Billions)	MARCH 31, 2022	DECEMBER 31, 2021
Securities
Obligations of States and Political Subdivisions	$3.5	$3.7
Government Sponsored Agency and Other Securities	34.8	35.6
Loans	12.9	15.3
Total Pledged Assets	$51.2	$54.6
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 52: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021	MARCH 31, 2022	DECEMBER 31, 2021
Debt Securities
Available for Sale	$328.1	$524.1	$23.3	$17.6
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $328.1 million and $524.1 million of the pledged collateral as of March 31, 2022 and December 31, 2021, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 53: ACCEPTED COLLATERAL

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Collateral that may be repledged or sold
Reverse repurchase agreements (1)	$1,888.9	$1,457.0
Derivative contracts	0.7	2.8
Collateral that may not be repledged or sold
Reverse repurchase agreements	800.0	650.0
Total Collateral Accepted	$2,689.6	$2,109.8
(1) The fair value of securities collateral that was repledged or sold totaled $1,663.0 million and $1,419.0 million at March 31, 2022 and December 31, 2021, respectively.
Restricted Assets. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. There were no deposits required to meet Federal Reserve Bank reserve requirements for both the three months ended March 31, 2022 and March 31, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the three months ended March 31, 2022, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 54: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2021	$625.7	$80.5	$706.2
Goodwill Acquired	—	—	—
Foreign Exchange Rates	(4.1)	(0.1)	(4.2)
Balance at March 31, 2022	$621.6	$80.4	$702.0
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2022 and December 31, 2021 were as follows.
TABLE 55: OTHER INTANGIBLE ASSETS

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Gross Carrying Amount	$203.3	$206.4
Less: Accumulated Amortization	116.1	114.8
Net Book Value	$87.2	$91.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.7 million and $4.3 million for the three months ended March 31, 2022, and 2021, respectively. Amortization for the remainder of 2022 and for the years 2023, 2024, 2025, and 2026 is estimated to be $7.1 million, $9.5 million, $9.3 million, $8.8 million, and $8.4 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of March 31, 2022 and December 31, 2021 were as follows.
TABLE 56: CAPITALIZED SOFTWARE

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Gross Carrying Amount	$3,111.7	$2,982.1
Less: Accumulated Amortization	1,400.7	1,299.5
Net Book Value	$1,711.0	$1,682.6
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $101.5 million and $94.0 million, for the three months ended March 31, 2022, and 2021, respectively.
Note 10 – Reporting Segments
During the first quarter of 2022, the Corporation changed the name of its C&IS segment to “Asset Servicing.” Accordingly, the disclosures herein and all future disclosures regarding the Corporation’s reporting segments filed with, or furnished to, the SEC will refer to this segment as Asset Servicing. This change has not had, and is not expected in the future to have, any impact upon the methodology by which the Corporation allocates revenue and expense to each of its reporting segments.
Northern Trust is organized around its two client-focused reporting segments: Asset Servicing and Wealth Management. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to Asset Servicing and Wealth Management.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2022 and 2021.
TABLE 57: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$662.4	$620.5	$506.0	$443.2	$—	$—	$—	$—	$1,168.4	$1,063.7
Foreign Exchange Trading Income	77.4	74.5	3.5	4.2	—	—	—	—	80.9	78.7
Other Noninterest Income	61.1	60.3	31.8	44.2	(4.5)	(3.6)	—	—	88.4	100.9
Total Noninterest Income	800.9	755.3	541.3	491.6	(4.5)	(3.6)	—	—	1,337.7	1,243.3
Net Interest Income	190.1	160.7	197.6	186.0	—	—	(6.7)	(6.6)	381.0	340.1
Revenue	991.0	916.0	738.9	677.6	(4.5)	(3.6)	(6.7)	(6.6)	1,718.7	1,583.4
Provision for Credit Losses	8.4	(5.4)	(6.4)	(24.6)	—	—	—	—	2.0	(30.0)
Noninterest Expense	757.9	713.1	445.1	403.1	2.9	1.3	—	—	1,205.9	1,117.5
Income before Income Taxes	224.7	208.3	300.2	299.1	(7.4)	(4.9)	(6.7)	(6.6)	510.8	495.9
Provision for Income Taxes	51.8	50.1	78.3	78.5	(1.9)	(1.2)	(6.7)	(6.6)	121.5	120.8
Net Income	$172.9	$158.2	$221.9	$220.6	$(5.5)	$(3.7)	$—	$—	$389.3	$375.1
Percentage of Consolidated Net Income	44%	42%	57%	59%	(1)%	(1)%	N/A	N/A	100%	100%
Average Assets	$125,234.9	$120,157.7	$36,908.1	$33,098.1	$—	$—	N/A	N/A	$162,143.0	$153,255.8
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on net income.

Note 11 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of March 31, 2022, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of March 31, 2022, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of March 31, 2022 and December 31, 2021 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to three-month LIBOR plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On January 19, 2022, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on April 1, 2022, to stockholders of record as of March 15, 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
Series E Preferred Stock. As of March 31, 2022, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of March 31, 2022 and December 31, 2021 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On January 19, 2022, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on April 1, 2022, to stockholders of record as of March 15, 2022.
Common Stock. In October 2021, the Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. During the current quarter, the Corporation repurchased 295,410 shares of common stock related to share-based compensation to satisfy tax withholding obligations, at a total cost of $33.8 million ($114.58 average price per share).
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at March 31, 2022 and 2021, and changes during the three months then ended.
TABLE 58: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(868.4)	(1.4)	(7.9)	6.3	(871.4)
Balance at March 31, 2022	$(761.3)	$(3.8)	$147.3	$(289.2)	$(907.0)

	THREE MONTHS ENDED MARCH 31, 2021
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(369.7)	(5.2)	5.0	7.8	(362.1)
Balance at March 31, 2021	$272.1	$(8.4)	$149.7	$(347.5)	$65.9

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 59: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,	2022			2021
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(1,171.5)	$301.4	$(870.1)	$(496.5)	$126.8	$(369.7)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities	2.3	(0.6)	1.7	—	—	—
Net Change	$(1,169.2)	$300.8	$(868.4)	$(496.5)	$126.8	$(369.7)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$(3.6)	$0.9	$(2.7)	$(2.5)	$0.7	$(1.8)
Reclassification Adjustment for (Gains) Losses Included in Net Income(1)	1.7	(0.4)	1.3	(4.5)	1.1	(3.4)
Net Change	$(1.9)	$0.5	$(1.4)	$(7.0)	$1.8	$(5.2)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(50.3)	$(1.8)	$(52.1)	$(57.3)	$0.5	$(56.8)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	—	—	—	(0.2)	0.1	(0.1)
Net Investment Hedge Gains (Losses)	59.4	(15.2)	44.2	82.7	(20.8)	61.9
Net Change	$9.1	$(17.0)	$(7.9)	$25.2	$(20.2)	$5.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$0.8	$(0.6)	$0.2	$(1.3)	$0.3	$(1.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)
Amortization of Net Actuarial Loss	7.6	(1.9)	5.7	11.7	(2.8)	8.9
Amortization of Prior Service Cost (Credit)	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Settlement Loss	0.7	(0.1)	0.6	0.2	(0.1)	0.1
Net Change	$8.8	$(2.5)	$6.3	$10.3	$(2.5)	$7.8
Total Net Change	$(1,153.2)	$281.8	$(871.4)	$(468.0)	$105.9	$(362.1)

(1) See Note 22 - Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(2) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.
Note 13 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 60: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED MARCH 31,
($ In Millions Except Per Common Share Information)	2022	2021
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,024,962	208,112,824
Net Income	$389.3	$375.1
Less: Dividends on Preferred Stock	16.2	16.2
Net Income Applicable to Common Stock	373.1	358.9
Less: Earnings Allocated to Participating Securities	3.1	3.7
Earnings Allocated to Common Shares Outstanding	370.0	355.2
Basic Net Income Per Common Share	$1.78	$1.71
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,024,962	208,112,824
Plus: Dilutive Effect of Share-based Compensation	784,171	833,624
Average Common and Potential Common Shares	208,809,133	208,946,448
Earnings Allocated to Common and Potential Common Shares	$370.0	$355.2
Diluted Net Income Per Common Share	1.77	1.70
Note:    For the three months ended March 31, 2022 and 2021, there were no common stock equivalents excluded in the computation of diluted net income per share.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to Asset Servicing clients. Investment Management and Advisory income contains revenue received from providing asset management and related services to Wealth Management and Asset Servicing clients and to Northern Trust sponsored funds. Securities Lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with Asset Servicing clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to Asset Servicing and Wealth Management clients.
Other Noninterest Income. Treasury management income represents revenues received from providing cash and liquidity management services to Asset Servicing and Wealth Management clients. The portion of Security Commissions and Trading Income that relates to revenue from contracts with clients is primarily comprised of commissions earned from providing securities brokerage services to Wealth Management and Asset Servicing clients. The portion of Other Operating Income that relates to revenue from contracts with clients is mainly comprised of service fees for banking-related services provided to Wealth Management and Asset Servicing clients.
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
The following table presents revenues disaggregated by major revenue source.
TABLE 61: REVENUE DISAGGREGATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$484.0	$469.7
Investment Management and Advisory	603.2	516.4
Securities Lending	18.9	18.3
Other	62.3	59.3
Total Trust, Investment and Other Servicing Fees	$1,168.4	$1,063.7
Other Noninterest Income
Foreign Exchange Trading Income	$80.9	$78.7
Treasury Management Fees	11.1	11.2
Security Commissions and Trading Income	36.2	34.8
Other Operating Income	41.1	54.9
Investment Security Gains, net	—	—
Total Other Noninterest Income	$169.3	$179.6
Total Noninterest Income	$1,337.7	$1,243.3
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended March 31, 2022, revenue from contracts with clients

Notes to Consolidated Financial Statements (unaudited) (continued)
also includes $31.6 million of the $36.2 million total Security Commissions and Trading Income and $9.7 million of the $41.1 million total Other Operating Income.
For the three months ended March 31, 2021, revenue from contracts with clients also includes $28.7 million of the $34.8 million total Security Commissions and Trading Income and $12.8 million of the $54.9 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at March 31, 2022 and December 31, 2021.
TABLE 62: CLIENT RECEIVABLES

(In Millions)	MARCH 31, 2022	DECEMBER 31, 2021
Trust Fees Receivable, net(1)	$990.3	$925.2
Other	129.5	126.9
Total Client Receivables	$1,119.8	$1,052.1
(1) Trust Fees Receivable is net of a $11.6 million and $10.9 million fee receivable allowance as of March 31, 2022 and December 31, 2021, respectively.
Note 15 – Net Interest Income
The components of Net Interest Income were as follows:
TABLE 63: NET INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Interest Income
Loans and Leases	$191.2	$172.0
Securities — Taxable	170.8	173.9
— Non-Taxable(1)	0.4	0.4
Interest-Bearing Due from and Deposits with Banks(2)	2.6	2.4
Federal Reserve and Other Central Bank Deposits and Other	18.5	1.2
Total Interest Income	$383.5	$349.9
Interest Expense
Deposits(3)	$(15.9)	$(13.4)
Federal Funds Purchased	—	0.1
Securities Sold Under Agreements to Repurchase	0.3	—
Other Borrowings	3.1	3.5
Senior Notes	9.6	13.7
Long-Term Debt	5.4	5.3
Floating Rate Capital Debt	—	0.6
Total Interest Expense	$2.5	$9.8
Net Interest Income	$381.0	$340.1
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Deposits were impacted by low and negative interest rates from Non-U.S. Offices Interest-Bearing Deposits, which was approximately 68% and 69% of total Interest-Bearing Deposits for the three months ended March 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 64: OTHER OPERATING INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Loan Service Fees	$16.7	$15.4
Banking Service Fees	12.7	12.7
Other Income	11.7	26.8
Total Other Operating Income	$41.1	$54.9
Other Operating Income decreased compared to the prior-year quarter, primarily driven by the accounting reclassification and lower miscellaneous income. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense.

Note 17 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 65: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2022	2021
Business Promotion	$10.8	$7.9
Staff Related	2.9	6.8
FDIC Insurance Premiums	5.8	3.6
Other Intangibles Amortization	2.7	4.3
Other Expenses	57.5	49.1
Total Other Operating Expense	$79.7	$71.7
Other Operating Expense increased compared to the prior-year quarter, primarily due to the accounting reclassification, partially offset by lower supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in Other Operating Income.

Notes to Consolidated Financial Statements (unaudited) (continued)

Note 18 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three months ended March 31, 2022 and 2021.
TABLE 66: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Service Cost	$13.2	$13.2
Interest Cost	10.3	9.8
Expected Return on Plan Assets	(20.2)	(20.1)
Amortization
Net Actuarial Loss	5.7	9.4
Prior Service Cost (Credit)	(0.1)	(0.1)
Net Periodic Pension Expense	$8.9	$12.2
Settlement Expense	—	—
Total Pension Expense	$8.9	$12.2

NON-U.S. PENSION PLANS	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Service Cost	$0.4	$0.5
Interest Cost	0.7	0.6
Expected Return on Plan Assets	(0.7)	(0.6)
Amortization
Net Actuarial Loss	0.2	0.3
Prior Service Cost	—	—
Net Periodic Pension Expense	$0.6	$0.8
Settlement Expense	0.7	0.2
Total Pension Expense	$1.3	$1.0

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Service Cost	$1.4	$1.3
Interest Cost	1.0	0.9
Amortization
Net Actuarial Loss	1.8	2.1
Prior Service Cost	—	—
Net Periodic Pension Expense	$4.2	$4.3

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Service Cost	$—	$—
Interest Cost	0.1	0.1
Amortization
Net Actuarial (Gain)	(0.1)	(0.1)
Prior Service Cost (Credit)	(0.2)	(0.2)
Net Periodic Postretirement (Benefit)	$(0.2)	$(0.2)
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the three months ended March 31, 2022 and 2021, and $20.7 million and $6.7 million of contributions to the U.S. Non-Qualified Plan during the three months ended March 31, 2022 and 2021, respectively.

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
The Corporation granted 936,837 stock units awards with a total grant-date fair value of $106.0 million during the three months ended March 31, 2022, compared to 729,013 stock units awards with a total grant-date fair value of $70.4 million during the three months ended March 31, 2021. Compensation expense for the three months ended March 31, 2022 included $32.6 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $21.8 million in the prior-year quarter.
There were no non-qualified stock option grants in the three months ended March 31, 2022 and 2021.
The Corporation granted 211,906 performance stock units with a total grant-date fair value of $24.1 million during the three months ended March 31, 2022, compared to 200,066 performance stock units with a total grant-date fair value of $19.5 million during the three months ended March 31, 2021. Compensation expense for the three months ended March 31, 2022 included $16.2 million attributable to performance stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $9.9 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2022 and 2021 included $5.7 million and $4.2 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2022 and 2021.
TABLE 67: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2022	2021
Restricted Stock Unit Awards	$52.6	$38.4
Stock Options	—	—
Performance Stock Units	17.4	12.1
Total Share-Based Compensation Expense	70.0	50.5
Tax Benefits Recognized	$17.6	$12.7
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of March 31, 2022 and December 31, 2021, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $916.5 million and $916.8 million, respectively, of which $876.4 million and $880.0 million are VIEs as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $297.4 million and $289.3 million, respectively, of which $281.8 million and $280.5 million related to undrawn commitments on VIEs as of March 31, 2022 and December 31, 2021, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $22.7 million and $23.0 million for the three months ended March 31, 2022 and 2021, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $50.7 million and $50.2 million of money market mutual fund fees for the three months ended March 31, 2022 and 2021, respectively, related to the low-interest-rate environment and certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2022, and December 31, 2021, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of March 31, 2022 and December 31, 2021.
TABLE 68: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	MARCH 31, 2022			DECEMBER 31, 2021
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$10,806.3	$18,106.6	$28,912.9	$9,567.0	$17,855.2	$27,422.2
Standby Letters of Credit and Financial Guarantees(2)(3)	3,572.4	816.1	4,388.5	3,485.6	553.9	4,039.5
Commercial Letters of Credit	38.5	1.0	39.5	68.5	1.1	69.6
Custody Securities Lent with Indemnification	155,653.5	—	155,653.5	170,445.3	—	170,445.3
Total Off-Balance Sheet Financial Instruments	$170,070.7	$18,923.7	$188,994.4	$183,566.4	$18,410.2	$201,976.6
(1) These amounts exclude $402.0 million and $366.6 million of commitments participated to others at March 31, 2022 and December 31, 2021, respectively.
(2) These amounts include $35.7 million and $30.5 million of standby letters of credit secured by cash deposits or participated to others as of March 31, 2022 and December 31, 2021, respectively.
(3) These amounts include a $2,674.8 million and $2,309.6 million guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of March 31, 2022 and December 31, 2021, respectively.

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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2022 and December 31, 2021 subject to indemnification was $155.7 billion and $170.4 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2022 or December 31, 2021, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of March 31, 2022 and December 31, 2021, there were no unsettled repurchase or reverse repurchase agreements.
Sponsored Member Program. Northern Trust is an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. See Note 23 — Offsetting of Assets and Liabilities for additional information on Northern Trust’s repurchase and reverse repurchase agreements.
Clearing and Settlement Organizations. The Bank is a participating member of various cash, securities and foreign exchange clearing and settlement organizations. It participates in these organizations on behalf of its clients and on its own behalf as a result of its own activities. A wide variety of cash and securities transactions are settled through these organizations, including those involving U.S. Treasuries, obligations of states and political subdivisions, asset-backed securities, commercial paper, dollar placements, and securities issued by the Government National Mortgage Association.
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At March 31, 2022 and December 31, 2021, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2022, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of March 31, 2022 and December 31, 2021.
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

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table shows the notional and fair values of all derivative financial instruments as of March 31, 2022 and December 31, 2021.
TABLE 69: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	MARCH 31, 2022			DECEMBER 31, 2021
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,336.2	$18.5	$13.9	$4,430.5	$7.6	$8.7
Foreign Exchange Contracts
Cash Flow Hedges	467.5	6.9	12.0	3,697.9	61.8	12.6
Net Investment Hedges	3,583.5	65.3	11.9	4,161.8	183.3	12.3
Total Derivatives Designated as Hedging under GAAP	$8,387.2	$90.7	$37.8	$12,290.2	$252.7	$33.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$81.5	$0.8	$0.1	$109.9	$0.2	$0.6
Other Financial Derivatives(3)	753.6	—	35.3	738.5	—	37.5
Total Non-Designated Risk Management Derivatives	$835.1	$0.8	$35.4	$848.4	$0.2	$38.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$327,233.7	$3,112.2	$3,095.1	$315,532.3	$1,962.1	$1,973.3
Interest Rate Contracts	11,404.4	63.2	186.7	11,570.1	132.4	90.2
Total Client-Related and Trading Derivatives	$338,638.1	$3,175.4	$3,281.8	$327,102.4	$2,094.5	$2,063.5
Total Derivatives Not Designated as Hedging under GAAP	$339,473.2	$3,176.2	$3,317.2	$327,950.8	$2,094.7	$2,101.6
Total Gross Derivatives	$347,860.4	$3,266.9	$3,355.0	$340,241.0	$2,347.4	$2,135.2
Less: Netting(4)		2,176.6	2,430.4		1,533.8	1,283.5
Total Derivative Financial Instruments		$1,090.3	$924.6		$813.6	$851.7
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three month periods ended March 31, 2022 and 2021. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

Notes to Consolidated Financial Statements (unaudited) (continued)

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
There were no material gains or losses reclassified into earnings during the three month periods ended March 31, 2022 and 2021, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $4.9 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. As of March 31, 2022, 17 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three-month periods ended March 31, 2022 and 2021.
TABLE 70: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED MARCH 31,	2022	2021	2022	2021	2022	2021
Total amounts on the consolidated statements of income	$383.5	$349.9	$2.5	$9.8	$41.1	$54.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	39.2	18.4	(155.9)	(142.9)	—	—
Recognized on hedged items	(39.2)	(18.4)	155.9	142.9	—	—
Amounts related to interest settlements on derivatives	(8.9)	(1.6)	1.2	7.0	—	—
Total gains (losses) recognized on fair value hedges	$(8.9)	$(1.6)	$1.2	$7.0	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.6	$5.5	$—	$—	$(2.3)	$(1.0)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.6	$5.5	$—	$—	$(2.3)	$(1.0)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of March 31, 2022 and December 31, 2021.
TABLE 71: HEDGED ITEMS IN FAIR VALUE HEDGES

	MARCH 31, 2022		DECEMBER 31, 2021
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,571.1	$22.8	$1,677.4	$11.1
Senior Notes and Long-Term Subordinated Debt	2,745.8	107.6	2,745.6	59.5
Total	$4,316.9	$130.4	$4,423.0	$70.6
(1)    The cumulative hedge accounting basis adjustment includes $9.4 million related to discontinued hedging relationships of AFS debt securities as of March 31, 2022. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of March 31, 2022.
(2)    The cumulative hedge accounting basis adjustment includes $9.6 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2021. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2021.
(3)    Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $59.4 million and $82.7 million were recognized in AOCI related to foreign exchange contracts for the three months ended March 31, 2022 and 2021, respectively.
Derivative Instruments Not Designated as Hedging under GAAP. Northern Trust’s derivative instruments that are not designated as hedging under GAAP include derivatives for purposes of client-related and trading activities, as well as other risk management purposes. These activities consist principally of providing foreign exchange services to clients in connection with

Notes to Consolidated Financial Statements (unaudited) (continued)

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2022 and 2021 for derivative instruments not designated as hedges under GAAP.
TABLE 72: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED MARCH 31,
		2022	2021
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$2.7	$0.1
Other Financial Derivatives(1)	Other Operating Income	(4.5)	(3.6)
Losses from non-designated risk management derivatives		$(1.8)	$(3.5)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$80.9	$78.7
Interest Rate Contracts	Security Commissions and Trading Income	1.0	3.0
Gains from client-related and trading derivatives		$81.9	$81.7
Total gains (losses) from derivatives not designated as hedging under GAAP		$80.1	$78.2
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
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2022 and December 31, 2021.
TABLE 73: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	MARCH 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,464.1	$2,153.9	$310.2	$0.7	$309.5
Interest Rate Swaps OTC	81.5	22.7	58.8	—	58.8
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Total Derivatives Subject to a Master Netting Arrangement	2,545.8	2,176.6	369.2	0.7	368.5
Total Derivatives Not Subject to a Master Netting Arrangement	721.1	—	721.1	—	721.1
Total Derivatives	3,266.9	2,176.6	1,090.3	0.7	1,089.6
Securities Purchased under Agreements to Resell(2)	$2,678.0	$1,646.6	$1,031.4	$1,031.4	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$1,762.7	$1,530.7	$232.0	$2.8	$229.2
Interest Rate Swaps OTC	140.0	3.1	136.9	—	136.9
Total Derivatives Subject to a Master Netting Arrangement	1,902.7	1,533.8	368.9	2.8	366.1
Total Derivatives Not Subject to a Master Netting Arrangement	444.7	—	444.7	—	444.7
Total Derivatives	2,347.4	1,533.8	813.6	2.8	810.8
Securities Purchased under Agreements to Resell(2)	$2,078.9	$1,392.5	$686.4	$686.4	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $7.6 billion and $7.8 billion as of March 31, 2022 and December 31, 2021, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2022 and December 31, 2021.
TABLE 74: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	MARCH 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,586.0	$2,381.2	$204.8	$—	$204.8
Interest Rate Swaps OTC	199.3	15.4	183.9	—	183.9
Interest Rate Swaps Exchange Cleared	1.3	—	1.3	—	1.3
Other Financial Derivatives	35.3	33.8	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,821.9	2,430.4	391.5	—	391.5
Total Derivatives Not Subject to a Master Netting Arrangement	533.1	—	533.1	—	533.1
Total Derivatives	3,355.0	2,430.4	924.6	—	924.6
Securities Sold under Agreements to Repurchase(2)	$1,976.3	$1,646.6	$329.7	$329.7	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,430.1	$1,234.5	$195.6	$—	$195.6
Interest Rate Swaps OTC	98.7	48.1	50.6	—	50.6
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	37.5	0.9	36.6	—	36.6
Total Derivatives Subject to a Master Netting Arrangement	1,566.5	1,283.5	283.0	—	283.0
Total Derivatives Not Subject to a Master Netting Arrangement	568.7	—	568.7	—	568.7
Total Derivatives	2,135.2	1,283.5	851.7	—	851.7
Securities Sold under Agreements to Repurchase(2)	$1,924.4	$1,392.5	$531.9	$531.9	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.3 billion at both March 31, 2022 and December 31, 2021.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $257.5 million and $150.5 million, respectively, as of March 31, 2022, and $93.5 million and $43.4 million, respectively, as of December 31, 2021, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $1,163.8 million and $111.5 million at March 31, 2022 and December 31, 2021, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1,068.3 million and $84.2 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2022 and December 31, 2021, of $95.5 million and $27.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of March 31, 2022, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2022, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2022.
TABLE 75: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1 - 31, 2022	—	$—	—	25,000,000
February 1 - 28, 2022	—	—	—	25,000,000
March 1 - 31, 2022	—	—	—	25,000,000
Total (First Quarter)	—	$—	—	25,000,000
On October 19, 2021, the Corporation announced a share repurchase program under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. Please refer to Note 11 — Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of 2022 Performance Stock Unit Award Terms and Conditions

10.2	Form of 2022 Stock Unit Award Terms and Conditions

10.3
Northern Partners Incentive Plan, as amended and restated on February 22, 2022 (incorporated herein by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	May 3, 2022	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 3, 2022	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)