Form 10-Q
period 2022-06-30
NORTHERN TRUST CORP
filed 2022-07-26
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2022, 208,386,524 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	37
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Comprehensive Income	38
Consolidated Statements of Changes in Stockholders’ Equity	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41
Item 4: Controls and Procedures	86

Part II – Other Information
Item 1: Legal Proceedings	87
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 6: Exhibits	87

Signatures	88
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2022	2021	% CHANGE(1)	2022	2021	% CHANGE(1)
Noninterest Income	$1,310.0	$1,244.7	5%	$2,647.7	$2,488.0	6%
Net Interest Income	458.7	335.6	37	839.7	675.7	24
Total Revenue	1,768.7	1,580.3	12	3,487.4	3,163.7	10
Provision for Credit Losses	4.5	(27.0)	N/M	6.5	(57.0)	N/M
Noninterest Expense	1,223.6	1,120.8	9	2,429.5	2,238.3	9
Income before Income Taxes	540.6	486.5	11	1,051.4	982.4	7
Provision for Income Taxes	144.4	118.4	22	265.9	239.2	11
Net Income	$396.2	$368.1	8%	$785.5	$743.2	6%

PER COMMON SHARE
Net Income — Basic	$1.86	$1.73	8%	$3.64	$3.44	6%
— Diluted	1.86	1.72	8	3.63	3.42	6
Cash Dividends Declared Per Common Share	0.70	0.70	—	1.40	1.40	—
Book Value — End of Period (EOP)	48.87	52.49	(7)	48.87	52.49	(7)
Market Price — EOP	96.48	115.62	(17)	96.48	115.62	(17)

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2022	DECEMBER 31, 2021	% CHANGE(1)
End of Period:
Total Assets	$157,786.3	$183,889.8	(14)%
Earning Assets	142,184.7	172,276.0	(17)
Deposits	133,674.6	159,928.4	(16)
Stockholders’ Equity	11,069.7	12,016.8	(8)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2022	2021	% CHANGE(1)	2022	2021	% CHANGE(1)
Average Balances:
Total Assets	$154,084.1	$154,300.1	—%	$158,091.3	$153,780.8	3%
Earning Assets	139,901.5	142,024.4	(1)	144,807.8	141,310.4	2
Deposits	129,393.8	127,997.5	1	133,921.8	127,211.2	5
Stockholders’ Equity	10,907.0	11,551.0	(6)	11,207.5	11,544.2	(3)

CLIENT ASSETS ($ In Billions)	JUNE 30, 2022	DECEMBER 31, 2021	% CHANGE(1)
Assets Under Custody/Administration(2)	$13,733.7	$16,248.8	(15)%
Assets Under Custody	10,684.2	12,612.3	(15)
Assets Under Management	1,302.8	1,607.1	(19)
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Financial Ratios:
Return on Average Common Equity	15.7%	13.7%	14.9%	13.7%
Return on Average Assets	1.03	0.96	1.00	0.97
Dividend Payout Ratio	37.6	40.7	38.6	40.9
Net Interest Margin(1)	1.35	0.97	1.19	0.99

	JUNE 30, 2022		DECEMBER 31, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	10.5%	11.6%	11.9%	13.2%	N/A	4.5%
Tier 1 Capital	11.5	12.7	12.9	14.3	6.0	6.0
Total Capital	12.6	13.7	14.1	15.3	10.0	8.0
Tier 1 Leverage	6.7	6.7	6.9	6.9	N/A	4.0
Supplementary Leverage	N/A	7.6	N/A	8.2	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.0%	12.3%	12.0%	13.5%	6.5%	4.5%
Tier 1 Capital	11.0	12.3	12.0	13.5	8.0	6.0
Total Capital	11.9	13.1	13.0	14.4	10.0	8.0
Tier 1 Leverage	6.3	6.3	6.4	6.4	5.0	4.0
Supplementary Leverage	N/A	7.2	N/A	7.6	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2022. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2021. Investors also should read the section entitled “Forward-Looking Statements.”
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
Overview of Financial Results
Net Income per diluted common share increased in the current quarter to $1.86 from $1.72 in the second quarter of 2021. Net Income increased $28.1 million, or 8%, to $396.2 million in the current quarter from $368.1 million in the prior-year quarter. Annualized return on average common equity was 15.7% in the current quarter and 13.7% in the prior-year quarter. The annualized return on average assets was 1.03% in the current quarter as compared to 0.96% in the prior-year quarter.
Revenue increased $188.4 million, or 12%, to $1.77 billion in the current quarter from $1.58 billion in the prior-year quarter.
Beginning in the first quarter of 2022, Trust, Investment and Other Servicing fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. This change resulted in no impact to Net Income. The accounting reclassification increased Trust, Investment and Other Servicing fees in the current quarter by $17.3 million, with a $6.9 million decrease in Other Operating Income and a $10.4 million increase in Other Operating Expense. The classification changes are considered by the Corporation’s management to be a better representation of the underlying nature of the business as they are directly tied to client asset levels and the related services are more akin to our core service offerings. Prior-year amounts have not been reclassified.
Trust, Investment and Other Servicing Fees increased $68.0 million, or 6%, from $1.08 billion in the prior-year quarter to $1.14 billion in the current quarter, primarily due to lower money market fund fee waivers, the accounting reclassification previously discussed, and new business, partially offset by unfavorable currency translation.
Net Interest Income increased $123.1 million, or 37%, to $458.7 million in the current quarter as compared to $335.6 million in the prior-year quarter, primarily due to a higher net interest margin, a favorable balance sheet mix shift and nonrecurring interest received from certain nonaccrual loans.
There was a $4.5 million provision in the current quarter, as compared to a $27.0 million release of credit reserves in the prior-year quarter. The current quarter provision was primarily due to an increase in the reserve evaluated on a collective basis, partially offset by recoveries in the current quarter. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was primarily driven by recent market conditions and a higher risk of recession as compared to the previous period, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios.
Noninterest Expense increased $102.8 million, or 9%, from $1.12 billion in the prior-year quarter to $1.22 billion in the current quarter, primarily attributable to higher Compensation, Equipment and Software expense, and Other Operating Expense, partially offset by lower Outside Services.
The Provision for Income Taxes in the current quarter totaled $144.4 million, representing an effective tax rate of 26.7%. The Provision for Income Taxes in the prior-year quarter totaled $118.4 million, representing an effective tax rate of 24.3%. The

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
effective tax rate increased compared to the prior-year quarter primarily due to a higher net tax impact from international operations, which includes a change in the earnings mix in tax jurisdictions in which the Corporation operates, limitations on the U.S. foreign tax credit, and reserves for uncertain tax positions, partially offset by the deferred tax impact of the UK statutory tax rate increase enacted in the prior-year quarter.
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.
Northern Trust voluntarily waived $8.6 million of money market fund fees for the three months ended June 30, 2022 and $79.8 million of money market fund fees for the three months ended June 30, 2021.
Beginning in the first quarter of 2022, Trust, Investment and Other Servicing Fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. The accounting reclassification increased Trust, Investment and Other Servicing Fees in the current quarter by $17.3 million, with a $6.9 million decrease in Other Operating Income and a $10.4 million increase in Other Operating Expense. Prior-year amounts have not been reclassified.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$433.8	$454.9	$(21.1)	(5)%
Investment Management	148.4	100.7	47.7	47
Securities Lending	21.6	19.5	2.1	11
Other	38.9	36.4	2.5	7
Total Asset Servicing Trust, Investment and Other Servicing Fees	$642.7	$611.5	$31.2	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$177.4	$174.3	$3.1	2%
East	128.1	127.2	0.9	1
West	98.7	93.8	4.9	5
Global Family Office	96.5	68.6	27.9	41
Total Wealth Management Trust, Investment and Other Servicing Fees	$500.7	$463.9	$36.8	8%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,143.4	$1,075.4	$68.0	6%
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
Custody and Fund Administration fees decreased from the prior-year quarter, primarily due to unfavorable currency translation, partially offset by new business.
Investment Management fees increased from the prior-year quarter, primarily due to lower money market fund fee waivers and the accounting reclassification previously discussed, partially offset by client outflows.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, primarily due to lower money market fund fee waivers and new business. Global Family Office fee income increased from the prior-year quarter, primarily due to lower money market fund fee waivers, new business and favorable markets.
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2022	2021	CHANGE	2022	2021	CHANGE
S&P 500	4,112	4,180	(2)%	3,785	4,298	(12)%
MSCI EAFE (U.S. dollars)	2,001	2,306	(13)	1,846	2,305	(20)
MSCI EAFE (local currency)	1,253	1,286	(3)	1,188	1,305	(9)
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2022	2021	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,111	2,354	(10)%
Barclays Capital Global Aggregate Bond Index	458	541	(15)
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2021	CHANGE Q2-22/Q1-22	CHANGE Q2-22/Q2-21
($ In Billions)
Asset Servicing	$12,812.2	$14,513.0	$14,754.1	(12)%	(13)%
Wealth Management	921.5	1,031.1	973.0	(11)	(5)
Total Assets Under Custody / Administration	$13,733.7	$15,544.1	$15,727.1	(12)%	(13)%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2021	CHANGE Q2-22/Q1-22	CHANGE Q2-22/Q2-21
($ In Billions)
Asset Servicing	$9,771.2	$10,987.5	$11,260.8	(11)%	(13)%
Wealth Management	913.0	1,022.9	967.8	(11)	(6)
Total Assets Under Custody	$10,684.2	$12,010.4	$12,228.6	(11)%	(13)%
Consolidated assets under custody decreased from the prior quarter, primarily reflecting the impact of unfavorable markets and unfavorable currency translation. Consolidated assets under custody decreased compared to the prior-year quarter, primarily reflecting the impact of unfavorable markets, unfavorable currency translation and net outflows.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2022			MARCH 31, 2022			JUNE 30, 2021
	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL
Equities	44%	56%	45%	46%	60%	47%	47%	64%	48%
Fixed Income Securities	35	15	33	34	14	33	35	14	33
Cash and Other Assets	19	29	20	18	26	19	16	22	17
Securities Lending Collateral	2	—	2	2	—	1	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2021	CHANGE Q2-22/Q1-22	CHANGE Q2-22/Q2-21
Equities	$4,785.5	$5,677.7	$5,951.0	(16)%	(20)%
Fixed Income Securities	3,513.8	3,909.4	4,029.6	(10)	(13)
Cash and Other Assets	2,215.6	2,246.1	2,048.7	(1)	8
Securities Lending Collateral	169.3	177.2	199.3	(4)	(15)
Total Assets Under Custody	$10,684.2	$12,010.4	$12,228.6	(11)%	(13)%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2021	CHANGE Q2-22/Q1-22	CHANGE Q2-22/Q2-21
($ In Billions)
Asset Servicing	$950.0	$1,091.6	$1,168.3	(13)%	(19)%
Wealth Management	352.8	396.2	371.1	(11)	(5)
Total Assets Under Management	$1,302.8	$1,487.8	$1,539.4	(12)%	(15)%
Consolidated assets under management decreased compared to the prior quarter, primarily reflecting unfavorable markets, net outflows and unfavorable currency translation. Consolidated assets under management decreased compared to the prior-year quarter, primarily reflecting unfavorable markets, net outflows and unfavorable currency translation.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2022			MARCH 31, 2022			JUNE 30, 2021
	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL	ASSET SERVICING	WM	TOTAL
Equities	50%	52%	51%	54%	55%	54%	53%	57%	54%
Fixed Income Securities	12	23	15	11	21	14	11	22	14
Cash and Other Assets	20	25	21	19	24	20	19	21	19
Securities Lending Collateral	18	—	13	16	—	12	17	—	13
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2021	CHANGE Q2-22/Q1-22	CHANGE Q2-22/Q2-21
Equities	$664.1	$800.9	$827.8	(17)%	(20)%
Fixed Income Securities	194.9	204.4	214.9	(5)	(9)
Cash and Other Assets	274.5	305.3	297.4	(10)	(8)
Securities Lending Collateral	169.3	177.2	199.3	(4)	(15)
Total Assets Under Management	$1,302.8	$1,487.8	$1,539.4	(12)%	(15)%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	JUNE 30, 2022	MARCH 31, 2022	DECEMBER 31, 2021	SEPTEMBER 30, 2021	JUNE 30, 2021
Beginning Balance of AUM	$1,487.8	$1,607.1	$1,532.4	$1,539.4	$1,449.1
Inflows by Product
Equities	51.4	59.1	54.7	82.0	72.0
Fixed Income	11.8	13.0	18.6	16.7	13.1
Cash and Other Assets	186.5	205.9	263.9	183.5	197.2
Securities Lending Collateral	61.6	70.2	61.3	71.2	64.0
Total Inflows	311.3	348.2	398.5	353.4	346.3
Outflows by Product
Equities	(60.6)	(72.0)	(57.6)	(102.1)	(72.9)
Fixed Income	(14.8)	(15.6)	(15.2)	(15.6)	(10.6)
Cash and Other Assets	(220.3)	(242.2)	(226.1)	(170.5)	(184.9)
Securities Lending Collateral	(69.5)	(88.6)	(73.9)	(62.4)	(65.8)
Total Outflows	(365.2)	(418.4)	(372.8)	(350.6)	(334.2)
Net Inflows (Outflows)	(53.9)	(70.2)	25.7	2.8	12.1
Market Performance, Currency & Other
Market Performance & Other	(118.5)	(45.3)	51.8	(5.9)	76.7
Currency	(12.6)	(3.8)	(2.8)	(3.9)	1.5
Total Market Performance, Currency & Other	(131.1)	(49.1)	49.0	(9.8)	78.2
Ending Balance of AUM	$1,302.8	$1,487.8	$1,607.1	$1,532.4	$1,539.4
Other Noninterest Income
The components of noninterest income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Foreign Exchange Trading Income	$77.6	$70.6	$7.0	10%
Treasury Management Fees	10.6	11.3	(0.7)	(6)
Security Commissions and Trading Income	32.8	33.0	(0.2)	(1)
Other Operating Income	45.6	54.4	(8.8)	(16)
Investment Security Gains (Losses), net	—	—	—	N/M
Total Other Noninterest Income	$166.6	$169.3	$(2.7)	(2)%
N/M - Not meaningful
Beginning in the first quarter of 2022, Other Operating Income was impacted by the change in classification of certain fees to Trust, Investment and Other Servicing Fees. The impact to Other Operating Income in the current quarter was $6.9 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees. Prior-year amounts have not been reclassified.
Foreign Exchange Trading Income increased compared to the prior-year quarter primarily due to higher client volumes.
Other Operating Income decreased compared to the prior-year quarter, primarily driven by lower miscellaneous income and the accounting reclassification previously discussed, partially offset by other nonrecurring items. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense. Please refer to Note 17 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

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
Net Interest Income stated on a fully taxable equivalent (FTE) basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on Net Income. A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2022			2021
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$59.2	$36,708.4	0.65%	$1.2	$37,424.5	0.01%
Interest-Bearing Due from and Deposits with Banks(2)	6.5	4,227.6	0.62	2.7	6,736.7	0.16
Federal Funds Sold	—	2.2	0.75	—	0.1	0.41
Securities Purchased under Agreements to Resell(7)	7.0	1,149.3	2.47	0.9	1,011.5	0.34
Securities
U.S. Government	11.5	2,648.1	1.74	6.9	2,676.0	1.03
Obligations of States and Political Subdivisions	20.1	3,486.6	2.31	16.8	3,373.0	1.99
Government Sponsored Agency	84.6	22,468.3	1.51	73.4	24,520.5	1.20
Other(3)	89.9	28,464.0	1.27	76.8	30,000.0	1.03
Total Securities	206.1	57,067.0	1.45	173.9	60,569.5	1.15
Loans and Leases(4)	257.1	40,747.0	2.53	172.7	36,282.1	1.91
Total Interest-Earning Assets	535.9	139,901.5	1.54	351.4	142,024.4	0.99
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,559.1	—	—	2,402.5	—
Other Noninterest-Earning Assets	—	11,623.5	—	—	9,873.2	—
Total Assets	$—	$154,084.1	—%	$—	$154,300.1	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$18.7	$30,967.5	0.24%	$3.0	$27,427.0	0.04%
Savings Certificates and Other Time	1.1	792.3	0.58	1.1	898.9	0.49
Non-U.S. Offices — Interest-Bearing	3.4	63,900.7	0.02	(18.9)	69,202.4	(0.11)
Total Interest-Bearing Deposits	23.2	95,660.5	0.10	(14.8)	97,528.3	(0.06)
Federal Funds Purchased	2.8	922.8	1.22	(0.5)	195.3	(0.95)
Securities Sold under Agreements to Repurchase(7)	6.0	596.7	4.01	—	228.5	0.03
Other Borrowings	8.4	4,186.7	0.80	3.2	5,195.7	0.25
Senior Notes	18.9	2,885.1	2.65	13.8	3,022.9	1.82
Long-Term Debt	6.8	1,096.4	2.47	5.3	1,168.8	1.83
Floating Rate Capital Debt	—	—	—	0.5	277.8	0.76
Total Interest-Related Funds	66.1	105,348.2	0.25	7.5	107,617.3	0.03
Interest Rate Spread	—	—	1.29	—	—	0.96
Demand and Other Noninterest-Bearing Deposits	—	33,733.3	—	—	30,469.2	—
Other Noninterest-Bearing Liabilities	—	4,095.6	—	—	4,662.6	—
Stockholders’ Equity	—	10,907.0	—	—	11,551.0	—
Total Liabilities and Stockholders’ Equity	$—	$154,084.1	—%	$—	$154,300.1	—%
Net Interest Income/Margin (FTE Adjusted)	$469.8	$—	1.35%	$343.9	$—	0.97%
Net Interest Income/Margin (Unadjusted)	$458.7	$—	1.31%	$335.6	$—	0.95%
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
(7)Includes the impact of balance sheet netting under master netting arrangements of approximately $2.8 billion for the three months ended June 30, 2022. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 0.72% for the three months ended June 30, 2022. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 0.70% for the three months ended June 30, 2022. Beginning in the third quarter of 2021, Northern Trust became an approved Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2022/2021
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$—	$58.0	$58.0
Interest-Bearing Due from and Deposits with Banks	(1.3)	5.1	3.8
Securities Purchased under Agreements to Resell	0.1	6.0	6.1
Securities
U.S. Government	(0.1)	4.7	4.6
Obligations of States and Political Subdivisions	0.6	2.7	3.3
Government Sponsored Agency	(6.5)	17.7	11.2
Other	(4.7)	17.8	13.1
Total Securities	(10.7)	42.9	32.2
Loans and Leases	5.8	78.6	84.4
Total Interest Income	$(6.1)	$190.6	$184.5

Interest-Bearing Deposits
Savings, Money Market and Other	$0.4	$15.3	$15.7
Savings Certificates and Other Time	(0.1)	0.1	—
Non-U.S. Offices - Interest-Bearing	(2.7)	25.0	22.3
Total Interest-Bearing Deposits	(2.4)	40.4	38.0
Federal Funds Purchased	1.1	2.2	3.3
Securities Sold under Agreements to Repurchase	—	6.0	6.0
Other Borrowings	(0.7)	5.9	5.2
Senior Notes	(0.7)	5.8	5.1
Long-Term Debt	(0.3)	1.8	1.5
Floating Rate Capital Debt	(0.5)	—	(0.5)
Total Interest Expense	$(3.5)	$62.1	$58.6
Increase (Decrease) in Net Interest Income (FTE)	$(2.6)	$128.5	$125.9
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $11.1 million and $8.3 million for the three months ended June 30, 2022 and 2021, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to a higher net interest margin, a favorable balance sheet mix shift and nonrecurring interest received from certain nonaccrual loans. Average earning assets decreased from the prior-year quarter, primarily due to lower levels of securities and short-term interest-bearing deposits with central banks and banks, partially offset by higher levels of loans. The decline in the size of the average balance sheet was primarily the result of lower levels of client deposits.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily due to higher average interest rates, favorable balance sheet mix and nonrecurring interest received from certain nonaccrual loans.
Federal Reserve and Other Central Bank Deposits and Other averaged $36.7 billion and decreased $716.1 million, or 2%, from $37.4 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.2 billion and decreased $2.5 billion, or 37%, from $6.7 billion in the prior-year quarter. Average Securities were $57.1 billion and decreased $3.5 billion, or 6%, from $60.6 billion in the prior-year quarter and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $954.5 million, $84.6 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $54.4 billion in the current quarter and $57.5 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.7 billion in the current quarter and $3.1 billion in the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Loans and Leases averaged $40.7 billion and increased $4.4 billion, or 12%, from $36.3 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional, non-U.S., commercial real estate, private client and residential real estate loans. Commercial and institutional loans averaged $12.3 billion and increased $2.5 billion, or 25%, from $9.8 billion for the prior-year quarter. Non-U.S. loans averaged $3.8 billion and increased $1.2 billion or 49%, from $2.6 billion for the prior-year quarter. Commercial real estate loans averaged $4.3 billion and increased $463.2 million, or 12%, from $3.8 billion for the prior-year quarter. Private client loans averaged $13.9 billion and increased $319.8 million, or 2%, from $13.5 billion for the prior-year quarter. Residential real estate loans averaged $6.3 billion and increased $144.3 million, or 2%, from $6.2 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $1.8 billion, or 2%, to an average of $95.7 billion in the current quarter from $97.5 billion in the prior-year quarter. Other Average Interest-Related Funds decreased $401.3 million, or 4%, to an average of $9.7 billion in the current quarter from $10.1 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates on Non-U.S. Offices Interest-Bearing Deposits as well as higher interest rates on domestic Interest-Bearing Deposits. Average Non-U.S. Offices Interest-Bearing Deposits comprised 67% of total average Interest-Bearing Deposits for the three months ended June 30, 2022.
Provision for Credit Losses
There was a $4.5 million provision in the current quarter, as compared to a $27.0 million release of credit reserves in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, partially offset by recoveries in the current quarter. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was primarily driven by recent market conditions and a higher risk of recession as compared to the previous period, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios.
The release of credit reserves in the prior-year quarter was primarily due to a decrease in the reserve evaluated on a collective basis, driven by continued improvements in overall projected economic conditions at the time, as well as improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
Net recoveries in the current quarter were $5.5 million, reflecting $5.5 million of recoveries and de minimis charge-offs. The prior-year quarter included $3.2 million of net recoveries, reflecting $3.2 million of recoveries and de minimis charge-offs. Nonaccrual assets of $89.8 million decreased $16.9 million, or 16%, from $106.7 million at the end of the prior-year quarter.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense
Beginning in the first quarter of 2022, Other Operating Expense was impacted by the change in classification of certain amounts previously reported as a reduction of Other Operating Expense to Trust, Investment and Other Servicing Fees. The impact to Other Operating Expense in the current quarter was $10.4 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees rather than as a reduction of Other Operating Expense. Prior-year amounts have not been reclassified.
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Compensation	$546.5	$486.3	$60.2	12%
Employee Benefits	119.6	118.4	1.2	1
Outside Services	213.1	218.1	(5.0)	(2)
Equipment and Software	203.5	178.3	25.2	14
Occupancy	51.0	52.2	(1.2)	(2)
Other Operating Expense	89.9	67.5	22.4	33
Total Noninterest Expense	$1,223.6	$1,120.8	$102.8	9%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher salary expense and cash-based incentives, partially offset by favorable currency translation.
Employee Benefits expense included pension settlement charges of $20.3 million in the current quarter and $17.6 million in the prior-year quarter. Please refer to Note 19 — Pension and Postretirement Health Care to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail regarding pension settlement charges.
Outside Services expense decreased compared to the prior-year quarter, primarily due to lower third-party advisory fees and technical services costs, partially offset by higher consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software costs driven by continued technology investments as well as amortization.
Other Operating Expense increased compared to the prior-year quarter, primarily due to the accounting reclassification previously discussed, higher business promotion, and other miscellaneous expense, partially offset by lower supplemental compensation plan expense. The lower supplemental compensation plan expense in the prior-year quarter comparison resulted in a related decrease in miscellaneous income reported in noninterest income. Please refer to Note 18 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2022 was $144.4 million, representing an effective tax rate of 26.7%, compared to $118.4 million in the prior-year quarter, representing an effective tax rate of 24.3%.
The effective tax rate increased compared to the prior-year quarter primarily due to a higher net tax impact from international operations, which includes a change in the earnings mix in tax jurisdictions in which the Corporation operates, limitations on the U.S. foreign tax credit, and reserves for uncertain tax positions, partially offset by the deferred tax impact of the UK statutory tax rate increase enacted in the prior-year quarter.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share increased in the current period to $3.63 from $3.42 in the comparable prior-year period. Net income increased $42.3 million, or 6%, to $785.5 million in the current period from $743.2 million in the prior-year period. Annualized return on average common equity was 14.9% in the current period and 13.7% in the prior-year period. The annualized return on average assets was 1.00% in the current period compared to 0.97% in the prior-year period.
Revenue for the six months ended June 30, 2022 increased $323.7 million, or 10%, from $3.16 billion in the prior-year period to $3.49 billion in the current period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Trust, Investment and Other Servicing Fees increased $172.7 million, or 8%, from $2.14 billion in the prior-year period to $2.31 billion in the current period, primarily driven by lower money market fund fee waivers, favorable markets, new business, and the accounting reclassification previously mentioned, partially offset by unfavorable currency translation.
Other Noninterest Income decreased $13.0 million, or 4% from $348.9 million in the prior-year period to $335.9 million in the current period, primarily driven by lower Other Operating Income, partially offset by higher Foreign Exchange Trading Income.
Net Interest Income increased $164.0 million, or 24%, to $839.7 million in the current period from $675.7 million in the prior-year period, primarily due to a higher net interest margin, higher average earning assets and nonrecurring interest received from certain nonaccrual loans.
There was a $6.5 million provision for credit losses in the current period, as compared to a $57.0 million release of credit reserves in the prior-year period. The provision in the current period was due to an increase in the reserve evaluated on a collective basis and an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by net recoveries during the current period. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was primarily driven by recent market conditions and a higher risk of recession as compared to the previous period, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios.
Noninterest Expense increased $191.2 million, or 9%, from $2.24 billion in the prior-year period to $2.43 billion in the current period, primarily attributable to higher Compensation, Equipment and Software expense, Other Operating Expense and Outside Services.
The Provision for Income Taxes for the six months ended June 30, 2022 totaled $265.9 million, representing an effective tax rate of 25.3%. The Provision for Income Taxes for the six months ended June 30, 2021 totaled $239.2 million, representing an effective tax rate of 24.3%. The effective tax rate increased compared to the prior-year period primarily due to a higher net tax impact from international operations, which includes limitations on the U.S. foreign tax credit and reserves for uncertain tax positions, partially offset by the deferred tax impact of the UK statutory tax rate increase enacted in the prior-year-period.
Trust, Investment and Other Servicing Fees
Northern Trust voluntarily waived $59.3 million of money market fund fees for the six months ended June 30, 2022 as compared to $130.0 million voluntarily waived for the six months ended June 30, 2021.
The components of Trust, Investment and Other Servicing Fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$886.5	$900.9	$(14.4)	(2)%
Investment Management	295.3	216.6	78.7	36
Securities Lending	40.4	37.7	2.7	7
Other	82.9	76.8	6.1	8
Total Asset Servicing Trust, Investment and Other Servicing Fees	$1,305.1	$1,232.0	$73.1	6%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$359.1	$338.5	$20.6	6%
East	262.1	246.2	15.9	6
West	200.1	184.6	15.5	8
Global Family Office	185.4	137.8	47.6	35
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,006.7	$907.1	$99.6	11%
Total Consolidated Trust, Investment and Other Servicing Fees	$2,311.8	$2,139.1	$172.7	8%
Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, decreased primarily driven by unfavorable currency translation and lower transaction volumes, partially offset by new business and favorable markets. Investment Management fees increased primarily due to lower money market fund fee waivers, the accounting reclassification previously discussed and favorable markets.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
Wealth Management
Fee income in the regions (Central, East and West) increased primarily due to favorable markets, new business and lower money market fund fee waivers. Global Family Office fee income increased primarily due to new business, lower money market fund fee waivers and favorable markets.
Other Noninterest Income
The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Foreign Exchange Trading Income	$158.5	$149.3	$9.2	6%
Treasury Management Fees	21.7	22.5	(0.8)	(3)
Security Commissions and Trading Income	69.0	67.8	1.2	2
Other Operating Income	86.7	109.3	(22.6)	(21)
Investment Security Gains, net	—	—	—	N/M
Total Other Noninterest Income	$335.9	$348.9	$(13.0)	(4)%
N/M - Not meaningful
Beginning in the first quarter of 2022, Other Operating Income was impacted by the change in classification of certain fees to Trust, Investment and Other Servicing Fees. The impact to Other Operating Income for the six months ended June 30, 2022 was $13.8 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees. Prior-year amounts have not been reclassified.
Foreign Exchange Trading Income increased from the prior-year period, primarily due to higher client volumes.
Other Operating Income decreased from the prior-year period, primarily due to lower miscellaneous income and the accounting reclassification previously discussed, partially offset by other nonrecurring items. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense in Other Operating Expense. Please refer to Note 17 — Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2022			2021
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Average Earning Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$76.8	$40,941.0	0.38%	$1.4	$37,283.1	0.01%
Interest-Bearing Due from and Deposits with Banks(2)	9.1	4,305.4	0.43	5.1	6,601.3	0.15
Federal Funds Sold	—	1.5	0.67	—	0.2	0.41
Securities Purchased under Agreements to Resell(7)	7.9	921.7	1.74	1.9	1,279.8	0.30
Securities
U.S. Government	21.5	2,574.8	1.68	14.1	2,775.9	1.02
Obligations of States and Political Subdivisions	40.1	3,639.1	2.21	32.4	3,286.5	1.97
Government Sponsored Agency	157.5	22,987.0	1.38	157.0	24,683.7	1.28
Other(3)	164.4	29,288.3	1.13	150.7	30,152.5	1.01
Total Securities	383.5	58,489.2	1.32	354.2	60,898.6	1.17
Loans and Leases(4)	448.8	40,149.0	2.25	345.3	35,247.4	1.98
Total Earning Assets	926.1	144,807.8	1.29	707.9	141,310.4	1.01
Cash and Due from Banks and Other Central Bank Deposits(5)	—	2,304.4	—	—	2,507.9	—
Other Noninterest-Earning Assets	—	10,979.1	—	—	9,962.5	—
Total Assets	$—	$158,091.3	—%	$—	$153,780.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$22.0	$31,644.6	0.14%	$6.7	$27,083.3	0.05%
Savings Certificates and Other Time	2.2	817.1	0.54	2.6	911.2	0.58
Non-U.S. Offices — Interest-Bearing	(16.9)	66,038.3	(0.05)	(37.5)	68,756.5	(0.11)
Total Interest-Bearing Deposits	7.3	98,500.0	0.01	(28.2)	96,751.0	(0.06)
Federal Funds Purchased	2.8	464.0	1.22	(0.4)	300.0	(0.27)
Securities Sold under Agreements to Repurchase(7)	6.3	426.1	2.97	—	159.5	0.04
Other Borrowings	11.5	3,940.2	0.59	6.7	4,940.1	0.27
Senior Notes	28.5	2,664.9	2.17	27.5	3,040.2	1.82
Long-Term Debt	12.2	1,112.3	2.20	10.6	1,173.7	1.83
Floating Rate Capital Debt	—	—	—	1.1	277.8	0.79
Total Interest-Related Funds	68.6	107,107.5	0.13	17.3	106,642.3	0.03
Interest Rate Spread	—	—	1.16	—	—	0.98
Demand and Other Noninterest-Bearing Deposits	—	35,421.8	—	—	30,460.2	—
Other Liabilities	—	4,354.5	—	—	5,134.1	—
Stockholders’ Equity	—	11,207.5	—	—	11,544.2	—
Total Liabilities and Stockholders’ Equity	$—	$158,091.3	—%	$—	$153,780.8	—%
Net Interest Income/Margin (FTE Adjusted)	$857.5	$—	1.19%	$690.6	$—	0.99%
Net Interest Income/Margin (Unadjusted)	$839.7	$—	1.17%	$675.7	$—	0.96%
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
(7)Includes the impact of balance sheet netting under master netting arrangements of approximately $2.0 billion for the six months ended June 30, 2022. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 0.55% for the six months ended June 30, 2022. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 0.53% for the six months ended June 30, 2022. Beginning in the third quarter of 2021, Northern Trust became an approved GSD netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2022/2021
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits and Other	$0.2	$75.2	$75.4
Interest-Bearing Due from and Deposits with Banks	(2.2)	6.2	4.0
Securities Purchased under Agreements to Resell	(0.6)	6.6	6.0
Securities
U.S. Government	(1.1)	8.5	7.4
Obligations of States and Political Subdivisions	3.7	4.0	7.7
Government Sponsored Agency	(11.2)	11.7	0.5
Other	(5.9)	19.6	13.7
Total Securities	(14.5)	43.8	29.3
Loans and Leases	35.5	68.0	103.5
Total Interest Income	$18.4	$199.8	$218.2

Interest-Bearing Deposits
Savings, Money Market and Other	$5.6	$9.7	$15.3
Savings Certificates and Other Time	(0.2)	(0.2)	(0.4)
Non-U.S. Offices - Interest-Bearing	(1.4)	22.0	20.6
Total Interest-Bearing Deposits	4.0	31.5	35.5
Federal Funds Purchased	0.3	2.9	3.2
Securities Sold under Agreements to Repurchase	4.2	2.1	6.3
Other Borrowings	(1.6)	6.4	4.8
Senior Notes	(3.8)	4.8	1.0
Long-Term Debt	(0.6)	2.2	1.6
Floating Rate Capital Debt	(1.1)	—	(1.1)
Total Interest Expense	$1.4	$49.9	$51.3
(Decrease) Increase in Net Interest Income (FTE)	$17.0	$149.9	$166.9
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $17.8 million and $14.9 million for the six months ended June 30, 2022 and 2021, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, increased from the prior-year period, primarily due to a higher net interest margin, higher average earning assets and nonrecurring interest received from certain nonaccrual loans. Average earning assets increased primarily due to loans and higher levels of net short-term interest-bearing deposits with central banks and banks, partly offset by lower levels of securities. Average non-U.S. offices interest-bearing deposits comprised 67% of total average interest-bearing deposits for the six months ended June 30, 2022.
The net interest margin on an FTE basis increased from the prior-year period, primarily due to higher average interest rates.
Federal Reserve and Other Central Bank Deposits and Other averaged $40.9 billion and increased $3.6 billion, or 10%, from $37.3 billion in the prior-year period, resulting from significant deposit inflows. The higher level of client deposits were primarily placed with the Federal Reserve and other central banks. Average Securities were $58.5 billion and decreased $2.4 billion, or 4%, from $60.9 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, and Federal Reserve stock of $958.6 million, $77.4 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $55.9 billion in the current period and $57.5 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.6 billion in the current period and $3.4 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $4.3 billion in the current period and $6.6 billion in the prior-year period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

Loans and leases averaged $40.1 billion and increased $4.9 billion, or 14%, from $35.2 billion in the prior-year period, primarily reflecting higher levels of commercial and institutional, private client, non-U.S., commercial real estate, and residential real estate loans. Commercial and institutional loans averaged $12.0 billion and increased $2.2 billion, or 22%, from $9.8 billion for the prior-year period. Private client loans averaged $14.0 billion and increased $1.3 billion, or 10%, from $12.7 billion for the prior-year period. Non-U.S. loans averaged $3.4 billion and increased $901.3 million or 37% from $2.5 billion for the prior-year period. Commercial real estate loans averaged $4.3 billion and increased $553.0 million, or 15%, from $3.7 billion for the prior-year period. Residential real estate loans averaged $6.3 billion and increased $102.1 million, or 2%, from $6.2 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $1.7 billion, or 2%, to an average of $98.5 billion in the current period from $96.8 billion in the prior-year period. Other Average Interest-Related Funds decreased $1.3 billion, or 13%, to an average of $8.6 billion in the current period from $9.9 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
There was a $6.5 million provision for credit losses for the six months ended June 30, 2022, as compared to a $57.0 million release of credit reserves in the prior-year period. The provision in the current period was due to an increase in the reserve evaluated on a collective basis and an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by net recoveries during the current period. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was primarily driven by recent market conditions and a higher risk of recession as compared to the previous period, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios.
The release of credit reserves in the prior-year period was primarily due to a decrease in the reserve evaluated on a collective basis driven by improvements in overall projected economic conditions at the time, improvements in portfolio quality, and improved industry-specific conditions, partially offset by credit deterioration associated with a limited number of commercial real estate loans and overall portfolio growth.
Net recoveries in the current-year period totaled $8.7 million resulting from $0.1 million of charge-offs and $8.8 million of recoveries, compared to net recoveries of $4.1 million in the prior-year period resulting from $0.4 million of charge-offs and $4.5 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	CHANGE
Compensation	$1,110.4	$1,004.8	$105.6	11%
Employee Benefits	223.9	221.8	2.1	1
Outside Services	426.5	414.5	12.0	3
Equipment and Software	397.0	355.0	42.0	12
Occupancy	102.1	103.0	(0.9)	(1)
Other Operating Expense	169.6	139.2	30.4	22
Total Noninterest Expense	$2,429.5	$2,238.3	$191.2	9%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to higher salary expense and incentives.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher consulting and technical services costs.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher software support costs driven by continued technology investments as well as amortization.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Other Operating Expense increased compared to the prior-year period, primarily due to the accounting reclassification, higher business promotion and other miscellaneous expense, partially offset by lower supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in Other Operating Income. Please refer to Note 18 — Other Operating Expense to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2022 was $265.9 million, representing an effective tax rate of 25.3%, compared to $239.2 million for the six months ended June 30, 2021, representing an effective tax rate of 24.3%.
The effective tax rate increased compared to the prior-year period primarily due to a higher net tax impact from international operations, which includes limitations on the U.S. foreign tax credit and reserves for uncertain tax positions, partially offset by the deferred tax impact of the UK statutory tax rate increase enacted in the prior-year-period.
REPORTING SEGMENTS
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-months ended June 30, 2022 and 2021.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$642.8	$611.5	$500.6	$463.9	$—	$—	$—	$—	$1,143.4	$1,075.4
Foreign Exchange Trading Income	74.8	67.9	2.8	2.7	—	—	—	—	77.6	70.6
Other Noninterest Income	61.8	68.9	32.8	38.3	(5.6)	(8.5)	—	—	89.0	98.7
Total Noninterest Income	779.4	748.3	536.2	504.9	(5.6)	(8.5)	—	—	1,310.0	1,244.7
Net Interest Income	255.1	153.1	214.7	190.8	—	—	(11.1)	(8.3)	458.7	335.6
Revenue	1,034.5	901.4	750.9	695.7	(5.6)	(8.5)	(11.1)	(8.3)	1,768.7	1,580.3
Provision for Credit Losses	0.5	(16.8)	4.0	(10.2)	—	—	—	—	4.5	(27.0)
Noninterest Expense	751.1	703.6	439.1	398.5	33.4	18.7	—	—	1,223.6	1,120.8
Income before Income Taxes	282.9	214.6	307.8	307.4	(39.0)	(27.2)	(11.1)	(8.3)	540.6	486.5
Provision for Income Taxes	74.5	53.0	90.7	80.5	(9.7)	(6.8)	(11.1)	(8.3)	144.4	118.4
Net Income	$208.4	$161.6	$217.1	$226.9	$(29.3)	$(20.4)	$—	$—	$396.2	$368.1
Percentage of Consolidated Net Income	53%	44%	54%	62%	(7)%	(6)%	N/A	N/A	100%	100%
Average Assets	$117,047.6	$119,502.3	$37,036.5	$34,797.8	$—	$—	N/A	N/A	$154,084.1	$154,300.1

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,305.2	$1,232.0	$1,006.6	$907.1	$—	$—	$—	$—	$2,311.8	$2,139.1
Foreign Exchange Trading Income	152.2	142.4	6.3	6.9	—	—	—	—	158.5	149.3
Other Noninterest Income	122.9	129.2	64.6	82.5	(10.1)	(12.1)	—	—	177.4	199.6
Total Noninterest Income	1,580.3	1,503.6	1,077.5	996.5	(10.1)	(12.1)	—	—	2,647.7	2,488.0
Net Interest Income	445.2	313.8	412.3	376.8	—	—	(17.8)	(14.9)	839.7	675.7
Revenue	2,025.5	1,817.4	1,489.8	1,373.3	(10.1)	(12.1)	(17.8)	(14.9)	3,487.4	3,163.7
Provision for Credit Losses	8.9	(22.2)	(2.4)	(34.8)	—	—	—	—	6.5	(57.0)
Noninterest Expense	1,509.0	1,416.7	884.2	801.6	36.3	20.0	—	—	2,429.5	2,238.3
Income before Income Taxes	507.6	422.9	608.0	606.5	(46.4)	(32.1)	(17.8)	(14.9)	1,051.4	982.4
Provision for Income Taxes	126.3	103.1	169.0	159.0	(11.6)	(8.0)	(17.8)	(14.9)	265.9	239.2
Net Income	$381.3	$319.8	$439.0	$447.5	$(34.8)	$(24.1)	$—	$—	$785.5	$743.2
Percentage of Consolidated Net Income	49%	43%	55%	60%	(4)%	(3)%	N/A	N/A	100%	100%
Average Assets	$121,114.2	$119,820.7	$36,977.1	$33,960.1	$—	$—	N/A	N/A	$158,091.3	$153,780.8
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.

REPORTING SEGMENTS (continued)
Asset Servicing
Asset Servicing Net Income
For the quarter ended June 30, 2022, Net Income increased $46.8 million, or 29%, from the prior-year quarter, primarily reflecting higher Net Interest Income and Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense, Provision for Income Taxes and a Provision for Credit Losses in the current quarter as compared to a release in the prior-year quarter.
For the six months ended June 30, 2022, Net Income increased $61.5 million, or 19%, from the prior-year period, primarily reflecting higher Net Interest Income and Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense, Provision for Credit Losses in the current period as compared to a release in the prior-year period and Provision for Income Taxes.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the quarter ended June 30, 2022, Foreign Exchange Trading Income increased $6.9 million, or 10%, from the prior-year quarter, primarily due to higher client volumes.
For the six months ended June 30, 2022, Foreign Exchange Trading Income increased $9.8 million, or 7%, from the prior-year period, primarily due to higher client volumes..
Asset Servicing Other Noninterest Income
For the quarter ended June 30, 2022, Other Noninterest Income decreased $7.1 million, or 10%, from the prior-year quarter, primarily due to the change in classification of certain fees to Trust, Investment and Other Servicing Fees for which prior-year amounts have not been reclassified and lower income allocations.
For the six months ended June 30, 2022, Other Noninterest Income decreased $6.3 million, or 5%, from the prior-year period, primarily due to lower income allocations and the accounting reclassification previously discussed, partially offset by higher Security Commissions and Trading Income.
Asset Servicing Net Interest Income
For the quarter ended June 30, 2022, Net Interest Income stated on an FTE basis increased $102.0 million, or 67%, from the prior-year quarter. For the six months ended June 30, 2022, Net Interest Income stated on an FTE basis increased $131.4 million, or 42%, from the prior-year period.
The increase for the three and six months ended June 30, 2022 primarily reflected a higher net interest margin. Average earning assets decreased $4.1 billion, or 4%, to $105.8 billion in the current quarter from $109.9 billion in the prior-year quarter and increased $761.8 million, or 1%, to $110.2 billion for the six months ended June 30, 2022 from $109.4 billion in the prior-year period. The earning assets and funding sources in Asset Servicing for the three and six months ended June 30, 2022 consisted primarily of intercompany assets, money market assets and loans and non-U.S. custody-related interest-bearing deposits, respectively.
Asset Servicing Provision for Credit Losses
For the three and six months ended June 30, 2022, there was a $0.5 million and a $8.9 million Provision for Credit Losses, respectively, compared to a $16.8 million and a $22.2 million release of credit reserves for the three and six months ended June 30, 2021, respectively.
The Provision for Credit Losses for the three months ended June 30, 2022 was primarily due to an increase in the collective basis reserve, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by recent market conditions and a higher risk of recession as compared to the prior quarter, partially offset by improvements in credit quality within the commercial and institutional portfolio.
The Provision for Credit Losses for the six months ended June 30, 2022 was primarily due to an increase in the reserve evaluated on an individual basis and increases in the collective basis reserve driven by recent market conditions and a higher risk of recession as compared to the prior period, partially offset by improvements in credit quality within the commercial and institutional portfolio.

REPORTING SEGMENTS (continued)
Asset Servicing (continued)
Asset Servicing Noninterest Expense
For the quarter ended June 30, 2022, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $47.5 million, or 7%, from the prior-year quarter, primarily due to higher expense allocations and Compensation Expense.
For the six months ended June 30, 2022, Noninterest Expense increased $92.3 million, or 7%, from the prior-year period, primarily reflecting higher expense allocations and Compensation Expense.
Wealth Management
Wealth Management Net Income
For the quarter ended June 30, 2022, Net Income decreased $9.8 million, or 4%, from the prior-year quarter primarily due to higher Noninterest Expense, a Provision for Credit Reserves compared to a release of credit reserves in the prior-year quarter, and a Provision for Income Taxes, partially offset by higher Trust, Investment and Other Servicing Fees and Net Interest Income.
For the six months ended June 30, 2022, Net Income decreased $8.5 million, or 2%, from the prior-year period primarily due higher Noninterest Expense, a lower release of credit reserves as compared to the prior-year period, lower Other Noninterest Income, and a higher Provision for Income Taxes, partially offset by higher Trust, Investment and Other Servicing Fees and Net Interest Income.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended June 30, 2022, Other Noninterest Income decreased $5.5 million, or 14%, from the prior-year quarter primarily due to lower income allocations and the change in classification of certain fees to Trust, Investment and Other Servicing Fees for which prior-year amounts have not been reclassified.
For the six months ended June 30, 2022, Other Noninterest Income decreased $17.9 million, or 22%, from the prior-year period primarily due to lower income allocations and the accounting reclassification previously discussed.
Wealth Management Net Interest Income
For the quarter ended June 30, 2022, Net Interest Income stated on an FTE basis increased $23.9 million, or 13%, from the prior-year quarter. For the six months ended June 30, 2022, Net Interest Income stated on an FTE basis increased $35.5 million, or 9%, from the prior-year period.
The increase for the three and six months ended June 30, 2022 primarily reflected higher average loans and deposits balances. Average earning assets increased $1.9 billion, or 6%, to $34.1 billion in the current quarter from $32.2 billion in the prior-year quarter and increased $2.7 billion, or 8%, to $34.6 billion for the six months ended June 30, 2022 from $31.9 billion in the prior-year period. Earning assets and funding sources for the three and six months ended June 30, 2022 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the three and six months ended June 30, 2022, there was a $4.0 million provision for credit losses and a $2.4 million release of credit reserves, respectively, compared to a $10.2 million and a $34.8 million release of credit reserves for the three and six months ended June 30, 2021, respectively.
The Provision for Credit Losses for the three months ended June 30, 2022 was primarily due to an increase in the reserve evaluated on a collective basis, partially offset by recoveries in the current quarter. The increase in the reserve evaluated on a collective basis was driven by recent market conditions and a higher risk of recession as compared to the prior quarter, partially offset by improvements in credit quality within the commercial real estate portfolio. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The release of credit reserves for the six months ended June 30, 2022 was primarily due to recoveries in the current period, partially offset by an increase in the reserve on a collective basis. The increase in the reserve on a collective basis was driven by recent market conditions and a higher risk of recession as compared to the prior period, partially offset by improvements in credit quality within the commercial real estate portfolio.

REPORTING SEGMENTS (continued)
Wealth Management (continued)
Wealth Management Noninterest Expense
For the quarter ended June 30, 2022, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $40.6 million or 10% from the prior-year quarter, primarily reflecting higher expense allocations and Compensation expense.
For the six months ended June 30, 2022, Noninterest Expense increased $82.6 million, or 10%, from the prior-year period, primarily reflecting higher expense allocations and Compensation expense.
Other
Other Noninterest Expense
For the three and six months ended June 30, 2022, Other Noninterest Expense increased $14.7 million, or 79% and $16.3 million, or 82%, respectively, primarily due to other miscellaneous expense, a $20.3 million pension settlement charge in the current quarter compared to a $17.6 million pension settlement charge in the prior-year quarter, and costs associated with executing workplace real estate strategies.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2022	DECEMBER 31, 2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$37.9	$64.5	$(26.6)	(41)%
Interest-Bearing Due from and Deposits with Banks(2)	5.4	3.9	1.5	39
Securities Purchased under Agreements to Resell	1.2	0.7	0.5	71
Total Securities(3)	56.5	62.7	(6.2)	(10)
Loans and Leases	41.2	40.5	0.7	2
Total Earning Assets	142.2	172.3	(30.1)	(17)
Total Assets	157.8	183.9	(26.1)	(14)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	101.6	111.6	(10.0)	(9)
Demand and Other Noninterest-Bearing Deposits	32.1	48.3	(16.2)	(34)
Federal Funds Purchased	0.4	—	0.4	N/M
Securities Sold under Agreements to Repurchase	0.8	0.5	0.3	50
Other Borrowings	3.5	3.6	(0.1)	(2)
Total Stockholders’ Equity	11.1	12.0	(0.9)	(8)
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
N/M - Not meaningful
TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2022	2021	CHANGE		2022	2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits and Other(1)	$36.7	$37.4	$(0.7)	(2)%	$40.9	$37.3	$3.6	10%
Interest-Bearing Due from and Deposits with Banks(2)	4.2	6.7	(2.5)	(37)	4.3	6.6	(2.3)	(35)
Securities Purchased under Agreements to Resell	1.1	1.0	0.1	14	0.9	1.3	(0.4)	(28)
Total Securities(3)	57.1	60.6	(3.5)	(6)	58.5	60.9	(2.4)	(4)
Loans and Leases	40.8	36.3	4.5	12	40.2	35.2	5.0	14
Total Earning Assets	139.9	142.0	(2.1)	(1)	144.8	141.3	3.5	2
Total Assets	154.1	154.3	(0.2)	—	158.1	153.8	4.3	3
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	95.7	97.5	(1.8)	(2)	98.5	96.8	1.7	2
Demand and Other Noninterest-Bearing Deposits	33.7	30.5	3.2	11	35.4	30.5	4.9	16
Federal Funds Purchased	0.9	0.2	0.7	N/M	0.5	0.3	0.2	55
Securities Sold under Agreements to Repurchase	0.6	0.2	0.4	161	0.4	0.2	0.2	167
Other Borrowings	4.2	5.2	(1.0)	(19)	3.9	4.9	(1.0)	(20)
Total Stockholders’ Equity	10.9	11.6	(0.7)	(6)	11.2	11.5	(0.3)	(3)
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
N/M - Not meaningful
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. Securities Sold under Agreements to Repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit

CONSOLIDATED BALANCE SHEETS (continued)
risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities Sold under Agreements to Repurchase are held by the counterparty until the repurchase. See Note 5 — Securities Sold Under Agreements to Repurchase, Note 22 — Commitments and Contingent Liabilities and Note 24 — Offsetting of Assets and Liabilities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for additional information on our repurchase and reverse repurchase agreements.
Stockholders’ Equity. During the three and six months ended June 30, 2022, the Corporation declared cash dividends totaling $148.0 million and $295.8 million to common stockholders and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders. During the three and six months ended June 30, 2021, the Corporation declared cash dividends totaling $148.1 million and $299.1 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively.
For the three and six months ended June 30, 2022, the Corporation repurchased 2,844 and 298,254 shares of common stock, respectively, at a total cost of $0.3 million ($110.36 average price per share) and $34.1 million ($114.54 average price per share), respectively, all of which were related to share-based compensation to satisfy tax withholding obligations.
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
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,588.4	$—	$—	$—	$—	$2,588.4
Obligations of States and Political Subdivisions	1,024.1	2,429.2	—	—	—	3,453.3
Government Sponsored Agency	16,413.2	—	—	—	—	16,413.2
Non-U.S. Government	367.3	—	—	—	—	367.3
Corporate Debt	366.5	477.1	1,193.2	19.7	31.4	2,087.9
Covered Bonds	507.1	—	21.9	—	—	529.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,026.3	550.4	217.1	—	—	2,793.8
Other Asset-Backed	5,391.5	—	—	—	—	5,391.5
Commercial Mortgage-Backed	1,393.5	—	—	—	—	1,393.5
Total	$30,077.9	$3,456.7	$1,432.2	$19.7	$31.4	$35,017.9
Percent of Total	86%	10%	4%	—%	—%	100%

	DECEMBER 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,426.1	$—	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	1,133.2	2,742.9	—	—	—	3,876.1
Government Sponsored Agency	18,075.6	—	—	—	—	18,075.6
Non-U.S. Government	374.0	—	—	—	—	374.0
Corporate Debt	442.0	466.2	1,206.6	29.4	197.5	2,341.7
Covered Bonds	364.1	—	23.5	—	118.0	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,030.9	783.7	230.5	—	—	3,045.1
Other Asset-Backed	5,941.6	—	—	—	—	5,941.6
Commercial Mortgage-Backed	1,424.7	—	—	—	—	1,424.7
Total	$32,212.2	$3,992.8	$1,460.6	$29.4	$315.5	$38,010.5
Percent of Total	84%	11%	4%	—%	1%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)
As of June 30, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
As of December 31, 2021, the 1% of AFS debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of corporate debt securities and covered bonds.
TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$56.9	$—	$—	$—	$—	$56.9
Government Sponsored Agency	5,806.7	—	—	—	—	5,806.7
Non-U.S. Government	720.4	923.9	1,136.7	316.0	—	3,097.0
Corporate Debt	2.1	353.4	517.7	—	—	873.2
Covered Bonds	2,678.3	—	—	—	—	2,678.3
Certificates of Deposit	—	—	—	—	554.3	554.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,380.3	1,656.0	28.4	1.1	—	6,065.8
Other Asset-Backed	496.1	—	—	—	—	496.1
Other	69.8	—	—	—	414.5	484.3
Total	$14,210.6	$2,933.3	$1,682.8	$317.1	$968.8	$20,112.6
Percent of Total	71%	15%	8%	1%	5%	100%

	DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%
As of June 30, 2022 and December 31, 2021, the 5% of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $3.0 billion at June 30, 2022, compared to net unrealized losses of $187.1 million as of December 31, 2021. Net unrealized losses as of June 30, 2022 were comprised of $23.5 million and $3.0 billion of gross unrealized gains and losses, respectively. $1.9 billion of the $3.0 billion gross unrealized losses relate to AFS debt securities. The increase in net unrealized losses on the AFS debt securities portfolio were largely from higher interest rates. Refer to Note 25 — Subsequent Events to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for discussion of securities transfers from AFS to HTM in the third quarter of 2022 for capital management purposes. Net unrealized losses as of December 31, 2021 were comprised of $345.1 million and $532.2 million of gross unrealized gains and losses, respectively.

ASSET QUALITY (continued)
Securities Portfolio (continued)
As of June 30, 2022, the $35.0 billion AFS debt securities portfolio had unrealized losses of $751.6 million and $430.0 million related to government-sponsored agency securities and obligations of states and political subdivisions, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2021, the $38.0 billion AFS debt securities portfolio had unrealized losses of $110.2 million related to government-sponsored agency securities, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of June 30, 2022 and December 31, 2021, 12% and 14%, respectively, of the AFS corporate debt securities portfolio was backed by guarantees provided by U.S. and non-U.S. government entities.
As of June 30, 2022, the $20.1 billion HTM debt securities portfolio had unrealized losses of $582.5 million and $273.6 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million, $80.0 million and $71.6 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and six months ended June 30, 2022, no securities were transferred from AFS to HTM. During the three and six months ended June 30, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred during the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in Accumulated Other Comprehensive Income (Loss) (AOCI) and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
For additional information relating to the securities portfolio, refer to Note 4 — Securities and Note 25 — Subsequent Events to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
TABLE 26: NONACCRUAL ASSETS

($ In Millions)	JUNE 30, 2022		% OF NONACCRUAL LOANS AND LEASES TO TOTAL NONACCRUAL LOANS AND LEASES	DECEMBER 31, 2021		% OF NONACCRUAL LOANS AND LEASES TO TOTAL NONACCRUAL LOANS AND LEASES
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$18.3		21%	$19.5		16%
Commercial Real Estate	42.3		47%	66.6		54%
Lease Financing, net	11.0		12%	—		—%
Total Commercial	$71.6		80%	$86.1		70%
Personal
Residential Real Estate	$18.1		20%	$36.2		30%
Total Personal	$18.1		20%	$36.2		30%
Total Nonaccrual Loans and Leases	89.7			122.3
Other Real Estate Owned	0.1			3.0
Total Nonaccrual Assets	$89.8			$125.3
90 Day Past Due Loans Still Accruing	$36.9			$28.3
Nonaccrual Loans and Leases to Total Loans and Leases	0.22%			0.30%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	1.5	x		1.1	x
Nonaccrual assets of $89.8 million as of June 30, 2022 decreased from December 31, 2021 primarily due to the payoffs of two nonaccrual loans in the commercial real estate portfolio and payoffs in the residential real estate portfolio, partially offset by the addition of one nonaccrual lease in the lease financing portfolio. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
As of June 30, 2022, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, AFS debt securities, and other financial assets, was $138.2 million, $43.5 million, $15.4 million, $1.7 million and $1.1 million, respectively. As of December 31, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $138.4 million, $34.1 million, $11.2 million, and $1.0 million, respectively. There was no allowance for credit losses related to AFS debt securities as of December 31, 2021. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and six months ended June 30, 2022 and 2021 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7 — Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited). The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND LEASES

	JUNE 30, 2022		DECEMBER 31, 2021
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$16.2	—%	$10.1	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	64.9	30	50.6	27
Commercial Real Estate	52.5	10	68.2	11
Lease Financing, net	—	—	0.4	—
Non-U.S.	9.2	7	7.7	5
Other	—	3	—	2
Total Commercial	126.6	50	126.9	45
Personal
Residential Real Estate	23.4	15	23.3	16
Private Client	14.4	34	11.1	38
Non-U.S.	1.1	1	1.1	1
Other	—	—	—	—
Total Personal	38.9	50	35.5	55
Total Allowance Evaluated on a Collective Basis	$165.5		$162.4
Total Allowance for Credit Losses	$181.7		$172.5
Allowance Assigned to
Loans and Leases	$138.2		$138.4
Undrawn Commitments and Standby Letters of Credit	43.5		34.1
Total Allowance for Credit Losses	$181.7		$172.5
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.34%		0.34%

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2022 and 2021.
TABLE 28: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021
Net cash provided by (used in):
Operating activities	$(863.9)	$(1,167.7)
Investing activities	25,225.8	(2,231.6)
Financing activities	(22,060.4)	3,895.1
Effect of Foreign Currency Exchange Rates on Cash	(238.5)	(86.0)
Change in Cash and Due from Banks	$2,063.0	$409.8
Operating Activities
Net cash used in operating activities of $863.9 million for the six months ended June 30, 2022 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings, the impact of higher non-cash charges such as amortization and depreciation, change in receivables and net changes in other operating activities.
Net cash used in operating activities of $1.2 billion for the six months ended June 30, 2021 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings and the impact of higher non-cash charges such as amortization and depreciation.
Investing Activities
Net cash provided by investing activities of $25.2 billion for the six months ended June 30, 2022 was primarily attributable to decreased levels of Federal Reserve and other central bank deposits.
Net cash used in investing activities of $2.2 billion for the six months ended June 30, 2021 was primarily attributable to higher levels of loans and leases and net purchases of AFS debt securities, partially offset by net proceeds associated with HTM debt securities and decreased levels of Federal Reserve and other central bank deposits.
Financing Activities
Net cash used in financing activities of $22.1 billion for the six months ended June 30, 2022 was primarily attributable to the decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of non-U.S. office noninterest-bearing and interest-bearing deposits as well as savings, money market and other interest-bearing deposits.
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

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2022, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
The results of the 2022 Dodd-Frank Act Stress Test, published by the Federal Reserve on June 23, 2022, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7%, respectively, for the annual Capital Plan cycle beginning on October 1, 2022.
An increase in accumulated other comprehensive loss, which was primarily due to an increase in net unrealized losses on the available for sale debt securities portfolio largely from higher interest rates, contributed to the current quarter’s change in capital ratios from the prior period.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 29: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	JUNE 30, 2022		MARCH 31, 2022		JUNE 30, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	10.5%	11.6%	11.4%	12.1%	12.0%	13.1%	N/A	4.5%
Tier 1 Capital	11.5	12.7	12.4	13.2	13.1	14.2	6.0	6.0
Total Capital	12.6	13.7	13.6	14.2	14.5	15.5	10.0	8.0
Tier 1 Leverage	6.7	6.7	6.5	6.5	7.1	7.1	N/A	4.0
Supplementary Leverage	N/A	7.6	N/A	7.9	N/A	8.2	N/A	3.0

Capital Ratios — The Northern Trust Company	JUNE 30, 2022		MARCH 31, 2022		JUNE 30, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.0%	12.3%	11.7%	12.6%	12.3%	13.6%	6.5%	4.5%
Tier 1 Capital	11.0	12.3	11.7	12.6	12.3	13.6	8.0	6.0
Total Capital	11.9	13.1	12.6	13.4	13.6	14.7	10.0	8.0
Tier 1 Leverage	6.3	6.3	6.1	6.1	6.7	6.7	5.0	4.0
Supplementary Leverage	N/A	7.2	N/A	7.4	N/A	7.7	3.0	3.0

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
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (TDRs) for creditors that have adopted CECL while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. ASU 2022-02 is effective for interim and annual periods beginning after December 15, 2022, although early adoption is permitted. Upon adoption, ASU 2022-02 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 introduces new disclosure requirements to provide investors with information about contractual sale restrictions including the nature and remaining duration of these restrictions. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2022-03.
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

MARKET RISK MANAGEMENT (continued)

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
TABLE 30: NET INTEREST INCOME SENSITIVITY AS OF JUNE 30, 2022

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$60
200 Basis Points	110
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(7)
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
TABLE 31: MARKET VALUE OF EQUITY SENSITIVITY AS OF JUNE 30, 2022

($ In Millions)	INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(503)
200 Basis Points	(1,069)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$451

MARKET RISK MANAGEMENT (continued)

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
During the three and six months ended June 30, 2022 and three months ended March 31, 2022, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The following table presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 32: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2022	MARCH 31, 2022	JUNE 30, 2022	MARCH 31, 2022
High	$0.2	$0.2	$0.2	$0.2	$0.2	$0.3
Low	0.1	0.1	—	—	—	—
Average	0.1	0.1	0.1	0.1	0.1	0.1
Quarter-End	0.1	0.2	0.1	0.1	0.1	0.1

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
TABLE 33: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	2022	2021
Net Interest Income
Interest Income - GAAP	$524.8	$343.1	$908.3	$693.0
Add: FTE Adjustment	11.1	8.3	17.8	14.9
Interest Income (FTE) - Non-GAAP	$535.9	$351.4	$926.1	$707.9

Net Interest Income - GAAP	$458.7	$335.6	$839.7	$675.7
Add: FTE Adjustment	11.1	8.3	17.8	14.9
Net Interest Income (FTE) - Non-GAAP	$469.8	$343.9	$857.5	$690.6

Net Interest Margin - GAAP	1.31%	0.95%	1.17%	0.96%
Net Interest Margin (FTE) - Non-GAAP	1.35%	0.97%	1.19%	0.99%

Total Revenue
Total Revenue - GAAP	$1,768.7	$1,580.3	$3,487.4	$3,163.7
Add: FTE Adjustment	11.1	8.3	17.8	14.9
Total Revenue (FTE) - Non-GAAP	$1,779.8	$1,588.6	$3,505.2	$3,178.6

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2022	DECEMBER 31, 2021

ASSETS
Cash and Due from Banks	$5,119.8	$3,056.8
Federal Reserve and Other Central Bank Deposits	37,933.6	64,582.2
Interest-Bearing Deposits with Banks	2,526.3	1,949.4
Federal Funds Sold	10.0	—
Securities Purchased under Agreements to Resell	1,171.8	686.4
Debt Securities
Available for Sale (Amortized cost of $36,852.2 and $37,948.5)	35,017.9	38,010.5
Held to Maturity (Fair value of $18,925.5 and $23,315.4)	20,112.6	23,564.5
Trading Account	0.4	0.3
Total Debt Securities	55,130.9	61,575.3
Loans and Leases
Commercial	20,426.8	18,487.4
Personal	20,781.0	21,993.2
Total Loans and Leases (Net of unearned income of $9.5 and $10.4)	41,207.8	40,480.6
Allowance for Credit Losses	(154.7)	(150.6)
Buildings and Equipment	476.6	488.7
Client Security Settlement Receivables	2,284.7	1,941.2
Goodwill	690.0	706.2
Other Assets	11,389.5	8,573.6
Total Assets	$157,786.3	$183,889.8
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$21,235.8	$22,028.2
Savings, Money Market and Other Interest-Bearing	30,857.0	35,003.1
Savings Certificates and Other Time	785.0	842.7
Non U.S. Offices — Noninterest-Bearing	10,845.7	26,287.3
— Interest-Bearing	69,951.1	75,767.1
Total Deposits	133,674.6	159,928.4
Federal Funds Purchased	389.2	0.2
Securities Sold Under Agreements to Repurchase	799.4	531.9
Other Borrowings	3,514.9	3,583.8
Senior Notes	3,305.8	2,505.5
Long-Term Debt	1,094.1	1,145.7
Other Liabilities	3,938.6	4,177.5
Total Liabilities	146,716.6	171,873.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,386,524 and 207,761,875	408.6	408.6
Additional Paid-In Capital	951.1	939.3
Retained Earnings	13,586.1	13,117.3
Accumulated Other Comprehensive Loss	(1,510.6)	(35.6)
Treasury Stock (36,785,000 and 37,409,649 shares, at cost)	(3,250.4)	(3,297.7)
Total Stockholders’ Equity	11,069.7	12,016.8
Total Liabilities and Stockholders’ Equity	$157,786.3	$183,889.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,143.4	$1,075.4	$2,311.8	$2,139.1
Foreign Exchange Trading Income	77.6	70.6	158.5	149.3
Treasury Management Fees	10.6	11.3	21.7	22.5
Security Commissions and Trading Income	32.8	33.0	69.0	67.8
Other Operating Income	45.6	54.4	86.7	109.3
Investment Security Gains (Losses), net	—	—	—	—
Total Noninterest Income	1,310.0	1,244.7	2,647.7	2,488.0
Net Interest Income
Interest Income	524.8	343.1	908.3	693.0
Interest Expense	66.1	7.5	68.6	17.3
Net Interest Income	458.7	335.6	839.7	675.7
Provision for Credit Losses	4.5	(27.0)	6.5	(57.0)
Net Interest Income after Provision for Credit Losses	454.2	362.6	833.2	732.7
Noninterest Expense
Compensation	546.5	486.3	1,110.4	1,004.8
Employee Benefits	119.6	118.4	223.9	221.8
Outside Services	213.1	218.1	426.5	414.5
Equipment and Software	203.5	178.3	397.0	355.0
Occupancy	51.0	52.2	102.1	103.0
Other Operating Expense	89.9	67.5	169.6	139.2
Total Noninterest Expense	1,223.6	1,120.8	2,429.5	2,238.3
Income before Income Taxes	540.6	486.5	1,051.4	982.4
Provision for Income Taxes	144.4	118.4	265.9	239.2
Net Income	$396.2	$368.1	$785.5	$743.2
Preferred Stock Dividends	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	$391.5	$363.4	$764.6	$722.3
Per Common Share
Net Income – Basic	$1.86	$1.73	$3.64	$3.44
– Diluted	1.86	1.72	3.63	3.42
Average Number of Common Shares Outstanding
– Basic	208,383,991	208,369,188	208,205,469	208,241,714
– Diluted	208,878,350	209,138,090	208,843,934	209,042,798

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Net Income	$396.2	$368.1	$785.5	$743.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	(533.4)	100.9	(1,401.8)	(268.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.4	3.0	3.0	(2.2)
Net Foreign Currency Adjustments	(9.7)	2.1	(17.6)	7.1
Net Pension and Other Postretirement Benefit Adjustments	(64.9)	22.8	(58.6)	30.6
Other Comprehensive Income (Loss)	(603.6)	128.8	(1,475.0)	(233.3)
Comprehensive Income (Loss)	$(207.4)	$496.9	$(689.5)	$509.9
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	389.3	—	—	389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(871.4)	—	(871.4)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(147.8)	—	—	(147.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(7.6)	—	—	80.5	72.9
Stock Purchased	—	—	—	—	—	(33.8)	(33.8)
Balance at March 31, 2022	$884.9	$408.6	$931.7	$13,342.6	$(907.0)	$(3,251.0)	$11,409.8
Net Income	—	—	—	396.2	—	—	396.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(603.6)	—	(603.6)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.0)	—	—	(148.0)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	19.4	—	—	0.9	20.3
Stock Purchased	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2022	$884.9	$408.6	$951.1	$13,586.1	$(1,510.6)	$(3,250.4)	$11,069.7
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	375.1	—	—	375.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(362.1)	—	(362.1)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(151.0)	—	—	(151.0)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	108.9	59.4
Stock Purchased	—	—	—	—	—	(135.6)	(135.6)
Balance at March 31, 2021	$884.9	$408.6	$914.1	$12,415.6	$65.9	$(3,231.2)	$11,457.9
Net Income	—	—	—	368.1	—	—	368.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	128.8	—	128.8
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.1)	—	—	(148.1)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	7.0	—	—	44.2	51.2
Stock Purchased	—	—	—	—	—	(30.2)	(30.2)
Balance at June 30, 2021	$884.9	$408.6	$921.1	$12,630.9	$194.7	$(3,217.2)	$11,823.0
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$785.5	$743.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Losses) Gains, net	—	—
Amortization and Accretion of Securities and Unearned Income, net	34.4	50.1
Provision for Credit Losses	6.5	(57.0)
Depreciation and Amortization	264.5	253.8
Pension Plan Contributions	(20.7)	(6.7)
Change in Receivables	192.2	(78.9)
Change in Interest Payable	25.7	(0.4)
Change in Collateral With Derivative Counterparties, net	(2,314.2)	(1,907.5)
Other Operating Activities, net	162.2	(164.3)
Net Cash Used in Operating Activities	(863.9)	(1,167.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(10.0)	(0.1)
Change in Securities Purchased under Agreements to Resell	(503.1)	639.7
Change in Interest-Bearing Deposits with Banks	(645.9)	534.5
Net Change in Federal Reserve and Other Central Bank Deposits	25,295.1	1,000.6
Purchases of Held to Maturity Debt Securities	(21,034.6)	(28,474.5)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	23,282.6	30,847.7
Purchases of Available for Sale Debt Securities	(2,741.1)	(6,623.7)
Proceeds from Maturity and Redemption of Available for Sale Debt Securities	3,646.9	4,441.0
Change in Loans and Leases	(763.9)	(3,651.1)
Purchases of Buildings and Equipment	(47.2)	(39.1)
Purchases and Development of Computer Software	(270.0)	(169.3)
Change in Client Security Settlement Receivables	(372.5)	(857.7)
Bank-Owned Life Insurance Policy Premiums	(500.0)	—
Other Investing Activities, net	(110.5)	120.4
Net Cash Provided by (Used in) Investing Activities	25,225.8	(2,231.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(23,291.2)	2,961.5
Change in Federal Funds Purchased	389.0	(260.0)
Change in Securities Sold under Agreements to Repurchase	267.5	489.3
Change in Short-Term Other Borrowings	(77.4)	1,141.7
Proceeds from Senior Notes	995.4	—
Treasury Stock Purchased	(34.1)	(165.8)
Net Proceeds from Stock Options	2.6	41.0
Cash Dividends Paid on Common Stock	(291.5)	(291.7)
Cash Dividends Paid on Preferred Stock	(20.9)	(20.9)
Other Financing Activities, net	0.2	—
Net Cash (Used in) Provided by Financing Activities	(22,060.4)	3,895.1
Effect of Foreign Currency Exchange Rates on Cash	(238.5)	(86.0)
Change in Cash and Due from Banks	2,063.0	409.8
Cash and Due from Banks at Beginning of Period	3,056.8	4,389.5
Cash and Due from Banks at End of Period	$5,119.8	$4,799.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$44.2	$17.2
Income Taxes Paid	164.1	189.7
Transfers from Loans to OREO	0.1	3.4
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	—	6,864.1
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2022 and 2021, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-period balances have been reclassified to conform with the current year’s presentation. During the first quarter of 2022, the Corporation changed the name of the Corporate & Institutional Services (C&IS) segment to “Asset Servicing.” Accordingly, the disclosures herein and all future disclosures regarding the Corporation’s reporting segments filed with, or furnished to, the SEC will refer to this segment as Asset Servicing. For a description of Northern Trust’s significant accounting policies, refer to Note 1 — Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
On March 31, 2022, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 121 (SAB 121) which expresses the SEC staff’s view regarding the accounting for entities that have obligations to safeguard “crypto-assets” held for their platform users. SAB 121 requires that entities that perform custodial activities for crypto-assets, whether directly or through an agent acting on its behalf, should recognize a liability and a corresponding asset in respect of the crypto-assets safeguarded for their platform users, with the liability and asset measured at the fair value of the crypto-assets. SAB 121 further requires an entity to provide certain disclosures related to safeguarding obligations for crypto-assets. The guidance is effective for interim and annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of SAB 121, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2022 or the year ended December 31, 2021.
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
Northern Trust’s Level 2 assets include AFS and trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2022, Northern Trust’s AFS debt securities portfolio included 2,555 Level 2 debt securities with an aggregate market value of $32.4 billion. All 2,555 debt securities were valued by external pricing vendors. As of December 31, 2021, Northern Trust’s AFS debt securities portfolio included 2,547 Level 2 debt securities with an aggregate market value of $35.6 billion. All 2,547 debt securities were valued by external pricing vendors. Trading account debt securities, which totaled $0.4 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, were all valued using external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 22 — Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2022 and December 31, 2021, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 34: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$31.1 million	Discounted Cash Flow	Conversion Rate	1.61x			1.61x
			Visa Class A Appreciation	10.47%			10.47%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$37.5 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.10%			10.10%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by fair value hierarchy level.
TABLE 35: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2022
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,588.4	$—	$—	$—	$2,588.4
Obligations of States and Political Subdivisions	—	3,453.3	—	—	3,453.3
Government Sponsored Agency	—	16,413.2	—	—	16,413.2
Non-U.S. Government	—	367.3	—	—	367.3
Corporate Debt	—	2,087.9	—	—	2,087.9
Covered Bonds	—	529.0	—	—	529.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,793.8	—	—	2,793.8
Other Asset-Backed	—	5,391.5	—	—	5,391.5
Commercial Mortgage-Backed	—	1,393.5	—	—	1,393.5
Total Available for Sale	2,588.4	32,429.5	—	—	35,017.9
Trading Account	—	0.4	—	—	0.4
Total Available for Sale and Trading Debt Securities	2,588.4	32,429.9	—	—	35,018.3
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,761.2	—	(1,739.4)	3,021.8
Interest Rate Contracts	—	102.9	—	(51.4)	51.5
Total Derivative Assets	—	4,864.1	—	(1,790.8)	3,073.3
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,469.0	—	(3,779.4)	689.6
Interest Rate Contracts	—	286.1	—	(22.5)	263.6
Other Financial Derivatives(1)	—	—	31.1	—	31.1
Total Derivative Liabilities	$—	$4,755.1	$31.1	$(3,801.9)	$984.3
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2022, derivative assets and liabilities shown above also include reductions of $217.6 million and $2,228.8 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2022 and 2021.
TABLE 36: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2022	2021
Fair Value at April 1	$35.3	$34.6
Total (Gains) Losses:
Included in Earnings(1)	5.6	8.5
Purchases, Issues, Sales, and Settlements
Settlements	(9.8)	(4.7)
Fair Value at June 30	$31.1	$38.4
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

SIX MONTHS ENDED JUNE 30,	2022	2021
Fair Value at January 1	$37.5	$35.3
Total (Gains) Losses:
Included in Earnings(1)	10.1	12.1
Purchases, Issues, Sales, and Settlements
Settlements	(16.5)	(9.0)
Fair Value at June 30	$31.1	$38.4
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
Assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 16.5% and 15.4% as of June 30, 2022 and December 31, 2021, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-based nonaccrual loans that have been adjusted to fair value totaled $13.8 million and $15.0 million at June 30, 2022 and December 31, 2021, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 37: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$13.8 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	16.5%
(1) Includes real estate collateral-based loans and other collateral-based loans.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$15.0 million	Market Approach	Discount factor applied to real estate collateral-based loans to reflect realizable value	15.0%	-	20.0%	15.4%
(1) Includes real estate collateral-based loans and other collateral-based loans.
The following tables present the book value and estimated fair value, including the level within the fair value hierarchy, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The following tables exclude those items measured at fair value on a recurring basis.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 38: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,119.8	$5,119.8	$5,119.8	$—	$—
Federal Reserve and Other Central Bank Deposits	37,933.6	37,933.6	—	37,933.6	—
Interest-Bearing Deposits with Banks	2,526.3	2,526.3	—	2,526.3	—
Federal Funds Sold	10.0	10.0	—	10.0	—
Securities Purchased under Agreements to Resell	1,171.8	1,171.8	—	1,171.8	—
Debt Securities - Held to Maturity	20,112.6	18,925.5	56.5	18,869.0	—
Loans (excluding Leases)
Held for Investment	41,058.6	40,818.8	—	—	40,818.8
Other Assets	1,304.0	1,292.8	111.2	1,181.6	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$62,938.5	$62,938.5	$62,938.5	$—	$—
Savings Certificates and Other Time	785.0	778.6	—	778.6	—
Non U.S. Offices Interest-Bearing	69,951.1	69,951.1	—	69,951.1	—
Federal Funds Purchased	389.2	389.2	—	389.2	—
Securities Sold Under Agreements to Repurchase	799.4	799.4	—	799.4	—
Other Borrowings	3,514.9	3,513.0	—	3,513.0	—
Senior Notes	3,305.8	3,515.5	—	3,515.5	—
Long-Term Debt	1,094.1	1,083.0	—	1,083.0	—
Unfunded Commitments	276.7	276.7	—	276.7	—
Other Liabilities	84.1	84.1	—	—	84.1

	DECEMBER 31, 2021
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$3,056.8	$3,056.8	$3,056.8	$—	$—
Federal Reserve and Other Central Bank Deposits	64,582.2	64,582.2	—	64,582.2	—
Interest-Bearing Deposits with Banks	1,949.4	1,949.4	—	1,949.4	—
Securities Purchased under Agreements to Resell	686.4	686.4	—	686.4	—
Debt Securities - Held to Maturity	23,564.5	23,315.4	47.0	23,268.4	—
Loans (excluding Leases)
Held for Investment	40,319.3	40,208.2	—	—	40,208.2
Held for Sale	12.3	24.5	—	24.5	—
Other Assets	1,275.3	1,279.8	119.1	1,160.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$83,318.6	$83,318.6	$83,318.6	$—	$—
Savings Certificates and Other Time	842.7	843.8	—	843.8	—
Non U.S. Offices Interest-Bearing	75,767.1	75,767.1	—	75,767.1	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	531.9	531.9	—	531.9	—
Other Borrowings	3,583.8	3,583.9	—	3,583.9	—
Senior Notes	2,505.5	2,591.4	—	2,591.4	—
Long-Term Debt	1,145.7	1,189.4	—	1,189.4	—
Unfunded Commitments	289.3	289.3	—	289.3	—
Other Liabilities	75.5	75.5	—	—	75.5

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of June 30, 2022 and December 31, 2021, and remaining maturities of AFS debt securities as of June 30, 2022.
TABLE 39: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	JUNE 30, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,645.2	$4.4	$61.2	$2,588.4
Obligations of States and Political Subdivisions	3,883.1	0.2	430.0	3,453.3
Government Sponsored Agency	17,151.3	13.5	751.6	16,413.2
Non-U.S. Government	396.2	—	28.9	367.3
Corporate Debt	2,163.4	0.8	76.3	2,087.9
Covered Bonds	541.6	0.3	12.9	529.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,939.6	1.7	147.5	2,793.8
Other Asset-Backed	5,663.2	—	271.7	5,391.5
Commercial Mortgage-Backed	1,468.6	—	75.1	1,393.5
Total	$36,852.2	$20.9	$1,855.2	$35,017.9

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,406.2	$29.3	$9.4	$2,426.1
Obligations of States and Political Subdivisions	3,841.0	73.7	38.6	3,876.1
Government Sponsored Agency	18,092.1	93.7	110.2	18,075.6
Non-U.S. Government	383.4	0.1	9.5	374.0
Corporate Debt	2,319.8	31.6	9.7	2,341.7
Covered Bonds	502.6	3.9	0.9	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,052.4	28.1	35.4	3,045.1
Other Asset-Backed	5,962.0	11.3	31.7	5,941.6
Commercial Mortgage-Backed	1,389.0	38.9	3.2	1,424.7
Total	$37,948.5	$310.6	$248.6	$38,010.5
TABLE 40: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

JUNE 30, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$494.8	$495.9	$1,901.8	$1,873.4	$248.6	$219.1	$—	$—	$2,645.2	$2,588.4
Obligations of States and Political Subdivisions	28.3	28.2	721.7	689.0	3,008.0	2,632.3	125.1	103.8	3,883.1	3,453.3
Government Sponsored Agency	2,633.7	2,578.1	7,043.5	6,852.2	5,752.9	5,398.1	1,721.2	1,584.8	17,151.3	16,413.2
Non-U.S. Government	104.2	103.9	214.9	196.8	77.1	66.6	—	—	396.2	367.3
Corporate Debt	486.5	484.2	1,655.9	1,585.7	18.2	15.6	2.8	2.4	2,163.4	2,087.9
Covered Bonds	178.4	178.4	363.2	350.6	—	—	—	—	541.6	529.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	506.1	506.8	2,083.1	1,979.7	350.4	307.3	—	—	2,939.6	2,793.8
Other Asset-Backed	694.9	676.0	3,563.1	3,382.1	1,291.3	1,223.5	113.9	109.9	5,663.2	5,391.5
Commercial Mortgage-Backed	49.4	47.4	1,115.5	1,068.5	303.7	277.6	—	—	1,468.6	1,393.5
Total	$5,176.3	$5,098.9	$18,662.7	$17,978.0	$11,050.2	$10,140.1	$1,963.0	$1,800.9	$36,852.2	$35,017.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2022 and December 31, 2021.
TABLE 41: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

JUNE 30, 2022	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$988.2	$31.7	$219.1	$29.5	$1,207.3	$61.2
Obligations of States and Political Subdivisions	2,492.4	261.3	871.9	168.7	3,364.3	430.0
Government Sponsored Agency	11,012.3	348.4	3,833.4	403.2	14,845.7	751.6
Non-U.S. Government	168.4	3.4	198.9	25.5	367.3	28.9
Corporate Debt	1,653.9	57.9	53.3	5.6	1,707.2	63.5
Covered Bonds	407.2	12.9	—	—	407.2	12.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,238.1	58.7	731.4	82.1	1,969.5	140.8
Other Asset-Backed	5,120.4	253.0	271.1	18.7	5,391.5	271.7
Commercial Mortgage-Backed	1,346.5	69.3	47.0	5.8	1,393.5	75.1
Total	$24,427.4	$1,096.6	$6,226.1	$739.1	$30,653.5	$1,835.7
Note: Five corporate debt AFS securities with a fair value of $144.4 million and unrealized losses of $12.8 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS securities with a fair value of $70.7 million and unrealized losses of $6.7 million have been excluded from the table above as these AFS securities have a $1.7 million allowance for credit losses reported as of June 30, 2022. Refer to the discussion further below and Note 7 - Allowance for Credit Losses for further information.

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
As of June 30, 2022, 2,484 AFS debt securities with a combined fair value of $30.7 billion were in an unrealized loss position, with their unrealized losses totaling $1.8 billion. As of June 30, 2022, unrealized losses related to AFS debt securities of $751.6 million and $430.0 million related to government-sponsored agency securities and obligations of states and political subdivisions, respectively, are primarily attributable to changes in market interest rates and credit spreads since their purchase.
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
12% and 14% of the AFS corporate debt securities portfolio were backed by guarantees provided by U.S. and non-U.S. governmental entities as of June 30, 2022 and December 31, 2021, respectively. The remaining unrealized losses on Northern Trust’s AFS debt securities portfolio as of June 30, 2022 and December 31, 2021 are attributable to changes in overall market interest rates or credit spreads.
As of June 30, 2022, Northern Trust did not intend to sell any AFS debt securities in an unrealized loss position and it was more likely than not that Northern Trust would not be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
There was a $1.3 million and a $1.7 provision for credit losses for AFS securities for the three and six months ended June 30, 2022, respectively. There was no provision for credit losses for AFS securities for the three and six months ended June 30, 2021. There was a $1.7 million allowance for credit losses for AFS securities as of June 30, 2022 which was primarily corporate debt securities and no allowance for credit losses for AFS securities as of December 31, 2021. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7 — Allowance for Credit Losses.
Held to Maturity Debt Securities. The following tables provide the amortized cost and fair values as of June 30, 2022 and December 31, 2021, and remaining maturities of held to maturity (HTM) debt securities as of June 30, 2022.
TABLE 42: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	JUNE 30, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S Government	$56.9	$0.1	$0.5	$56.5
Government Sponsored Agency	5,806.7	0.1	582.5	5,224.3
Non-U.S. Government	3,097.0	0.1	79.5	3,017.6
Corporate Debt	873.2	—	32.6	840.6
Covered Bonds	2,678.3	0.4	101.5	2,577.2
Certificates of Deposit	554.3	—	—	554.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,065.8	1.9	273.6	5,794.1
Other Asset-Backed	496.1	—	1.4	494.7
Other	484.3	—	118.1	366.2
Total	$20,112.6	$2.6	$1,189.7	$18,925.5

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$47.0	$—	$—	$47.0
Obligations of States and Political Subdivisions	0.8	—	—	0.8
Government Sponsored Agency	5,927.6	1.1	106.1	5,822.6
Non-U.S. Government	5,773.3	3.9	9.8	5,767.4
Corporate Debt	901.8	2.5	6.5	897.8
Covered Bonds	2,942.4	8.3	9.6	2,941.1
Certificates of Deposit	674.7	—	—	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,098.0	14.3	80.0	6,032.3
Other Asset-Backed	682.6	1.0	—	683.6
Other	516.3	3.4	71.6	448.1
Total	$23,564.5	$34.5	$283.6	$23,315.4
As of June 30, 2022, the $20.1 billion HTM debt securities portfolio had unrealized losses of $582.5 million and $273.6 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had unrealized losses of $106.1 million, $80.0 million and $71.6 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other residential mortgage-backed securities, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 43: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

JUNE 30, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$56.9	$56.5	$—	$—	$—	$—	$—	$—	$56.9	$56.5
Government Sponsored Agency	640.5	583.4	1,865.3	1,689.6	2,094.9	1,872.7	1,206.0	1,078.6	5,806.7	5,224.3
Non-U.S. Government	1,615.6	1,614.0	1,335.0	1,269.4	146.4	134.2	—	—	3,097.0	3,017.6
Corporate Debt	228.8	228.0	629.6	600.0	14.8	12.6	—	—	873.2	840.6
Covered Bonds	489.6	489.5	1,678.4	1,630.4	510.3	457.3	—	—	2,678.3	2,577.2
Certificates of Deposit	554.3	554.3	—	—	—	—	—	—	554.3	554.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	932.8	931.7	4,752.8	4,523.6	380.2	338.8	—	—	6,065.8	5,794.1
Other Asset-Backed	58.1	58.0	344.8	344.0	93.2	92.7	—	—	496.1	494.7
Other	24.5	23.9	286.1	258.2	57.5	45.4	116.2	38.7	484.3	366.2
Total	$4,601.1	$4,539.3	$10,892.0	$10,315.2	$3,297.3	$2,953.7	$1,322.2	$1,117.3	$20,112.6	$18,925.5
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the three and six months ended June 30, 2022, no securities were transferred from AFS to HTM. During the three and six months ended June 30, 2021, $6.9 billion of government sponsored agency securities were transferred from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in Accumulated Other Comprehensive Income (Loss) (AOCI) and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 44: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$56.9	$—	$—	$—	$—	$56.9
Government Sponsored Agency	5,806.7	—	—	—	—	5,806.7
Non-U.S. Government	720.4	923.9	1,136.7	316.0	—	3,097.0
Corporate Debt	2.1	353.4	517.7	—	—	873.2
Covered Bonds	2,678.3	—	—	—	—	2,678.3
Certificates of Deposit	—	—	—	—	554.3	554.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,380.3	1,656.0	28.4	1.1	—	6,065.8
Other Asset-Backed	496.1	—	—	—	—	496.1
Other	69.8	—	—	—	414.5	484.3
Total	$14,210.6	$2,933.3	$1,682.8	$317.1	$968.8	$20,112.6
Percent of Total	71%	15%	8%	1%	5%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 94% of the HTM portfolio at both June 30, 2022 and December 31, 2021, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both June 30, 2022 and December 31, 2021, respectively, and 5% not rated by Moody’s, S&P Global, or Fitch Ratings at both June 30, 2022 and December 31, 2021, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities during the three and six months ended June 30, 2022 and 2021. There were no net investment security (losses) gains for the three and six months ended June 30, 2022 and 2021.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2022 and December 31, 2021.
TABLE 45: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	JUNE 30, 2022			DECEMBER 31, 2021
($ In Millions)	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL
U.S. Treasury and Agency Securities	$799.4	$—	$799.4	$32.4	$499.5	$531.9
Total Borrowings	799.4	—	799.4	32.4	499.5	531.9
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 24	799.4	—	799.4	32.4	499.5	531.9
Amounts related to agreements not included in Note 24	—	—	—	—	—	—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 46: LOANS AND LEASES

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Commercial
Commercial and Institutional	$12,138.4	$11,489.2
Commercial Real Estate	4,299.9	4,326.3
Non-U.S.	2,881.1	1,990.2
Lease Financing, net	11.0	11.0
Other	1,096.4	670.7
Total Commercial	20,426.8	18,487.4
Personal
Private Client	13,887.1	15,256.3
Residential Real Estate	6,383.2	6,319.9
Non-U.S.	491.7	381.8
Other	19.0	35.2
Total Personal	20,781.0	21,993.2
Total Loans and Leases	$41,207.8	$40,480.6
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2022 and December 31, 2021, equity credit lines totaled $252.0 million and $258.2 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 97% of the total equity credit lines as of June 30, 2022 and December 31, 2021, respectively.
Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $2.6 billion at June 30, 2022 and $1.6 billion at December 31, 2021, respectively. Demand deposit overdrafts reclassified as loan balances totaled $16.8 million and $8.0 million at June 30, 2022 and December 31, 2021, respectively. There were no loans classified as held for sale at June 30, 2022 as compared to $12.3 million at December 31, 2021, which related to the decision to exit a non-strategic loan portfolio. Loans classified as held for sale are recorded at the lower of cost or fair value.
As of June 30, 2022 and December 31, 2021, there were no leases classified as held for sale.
Paycheck Protection Program (PPP). 39 and 182 loans were forgiven, of which 1 loan was partially forgiven, through the PPP loan forgiveness process which resulted in $10.5 million and $51.8 million of loan principal and interest being forgiven during the three and six months ended June 30, 2022, respectively. The 1 partially forgiven loan had $0.2 million of loan principal and interest being forgiven during the three and six months ended June 30, 2022. 1,301 loans were forgiven through the PPP loan forgiveness process which resulted in $231.5 million of loan principal and interest being forgiven during the year ended December 31, 2021.
As of June 30, 2022, Northern Trust had 30 outstanding loans totaling $5.3 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.2 million. As of December 31, 2021, Northern Trust had 213 outstanding loans totaling $56.9 million under the PPP in its commercial and institutional portfolio with an average loan balance of $0.3 million.
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
Loan and lease segment and class balances as of June 30, 2022 and December 31, 2021 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2022	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$442.6	$1,133.2	$357.0	$296.7	$56.7	$551.7	$5,507.1	$17.8	$8,362.8
4 to 5 Category	466.7	794.3	305.1	318.1	155.9	256.6	1,306.7	33.8	3,637.2
6 to 9 Category	—	31.4	—	25.7	25.6	5.5	50.3	—	138.5
Total Commercial and Institutional	909.3	1,958.9	662.1	640.5	238.2	813.8	6,864.0	51.6	12,138.4
Commercial Real Estate
Risk Rating:
1 to 3 Category	190.3	471.6	235.6	181.9	44.2	62.9	189.6	2.1	1,378.2
4 to 5 Category	231.0	884.1	598.2	502.9	192.6	340.8	78.7	21.7	2,850.0
6 to 9 Category	7.8	11.4	—	50.0	—	—	2.5	—	71.7
Total Commercial Real Estate	429.1	1,367.1	833.8	734.8	236.8	403.7	270.8	23.8	4,299.9
Non-U.S.
Risk Rating:
1 to 3 Category	982.3	62.0	108.7	43.5	—	6.5	646.0	—	1,849.0
4 to 5 Category	602.5	19.1	—	—	—	300.8	64.5	1.8	988.7
6 to 9 Category	0.1	—	—	23.1	—	—	20.2	—	43.4
Total Non-U.S.	1,584.9	81.1	108.7	66.6	—	307.3	730.7	1.8	2,881.1
Lease Financing, net
Risk Rating:
6 to 9 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	564.7	—	—	—	—	—	—	—	564.7
4 to 5 Category	531.7	—	—	—	—	—	—	—	531.7
Total Other	1,096.4	—	—	—	—	—	—	—	1,096.4
Total Commercial	4,019.7	3,407.1	1,604.6	1,441.9	475.0	1,535.8	7,865.5	77.2	20,426.8
Personal
Private Client
Risk Rating:
1 to 3 Category	275.4	323.7	138.0	343.8	19.6	159.0	5,835.0	29.8	7,124.3
4 to 5 Category	181.2	676.1	206.3	231.5	44.1	65.1	5,104.1	209.1	6,717.5
6 to 9 Category	23.8	1.0	0.1	—	19.5	—	0.9	—	45.3
Total Private Client	480.4	1,000.8	344.4	575.3	83.2	224.1	10,940.0	238.9	13,887.1
Residential Real Estate
Risk Rating:
1 to 3 Category	608.3	847.1	578.5	197.6	94.0	816.1	185.4	—	3,327.0
4 to 5 Category	194.2	510.7	648.5	292.9	190.3	980.2	185.2	1.0	3,003.0
6 to 9 Category	—	7.0	1.5	2.0	1.4	39.7	1.6	—	53.2
Total Residential Real Estate	802.5	1,364.8	1,228.5	492.5	285.7	1,836.0	372.2	1.0	6,383.2
Non-U.S.
Risk Rating:
1 to 3 Category	2.6	16.1	—	1.0	1.7	0.1	115.1	—	136.6
4 to 5 Category	17.0	28.3	—	21.0	3.3	33.0	244.5	7.8	354.9
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	19.6	44.4	—	22.0	5.0	33.3	359.6	7.8	491.7
Other
Risk Rating:
1 to 3 Category	1.0	—	—	—	—	—	—	—	1.0
4 to 5 Category	18.0	—	—	—	—	—	—	—	18.0
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	19.0	—	—	—	—	—	—	—	19.0
Total Personal	1,321.5	2,410.0	1,572.9	1,089.8	373.9	2,093.4	11,671.8	247.7	20,781.0
Total Loans and Leases	$5,341.2	$5,817.1	$3,177.5	$2,531.7	$848.9	$3,629.2	$19,537.3	$324.9	$41,207.8

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$1,042.0	$310.2	$468.9	$163.9	$55.4	$541.6	$4,946.0	$0.1	$7,528.1
4 to 5 Category	993.4	441.7	406.7	193.6	243.3	230.2	1,217.8	33.1	3,759.8
6 to 9 Category	44.0	6.0	47.1	30.2	9.9	1.9	62.2	—	201.3
Total Commercial and Institutional	2,079.4	757.9	922.7	387.7	308.6	773.7	6,226.0	33.2	11,489.2
Commercial Real Estate
Risk Rating:
1 to 3 Category	472.0	298.7	279.8	65.8	16.6	79.5	67.5	2.9	1,282.8
4 to 5 Category	912.7	644.8	491.5	205.4	89.6	390.6	182.3	20.5	2,937.4
6 to 9 Category	50.1	—	50.6	—	—	2.9	2.5	—	106.1
Total Commercial Real Estate	1,434.8	943.5	821.9	271.2	106.2	473.0	252.3	23.4	4,326.3
Non-U.S.
Risk Rating:
1 to 3 Category	816.5	68.9	38.4	—	9.1	—	582.0	—	1,514.9
4 to 5 Category	167.0	—	—	1.9	—	191.9	73.3	1.8	435.9
6 to 9 Category	2.9	—	23.1	—	—	—	13.4	—	39.4
Total Non-U.S.	986.4	68.9	61.5	1.9	9.1	191.9	668.7	1.8	1,990.2
Lease Financing, net
Risk Rating:
6 to 9 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	551.5	—	—	—	—	—	—	—	551.5
4 to 5 Category	119.2	—	—	—	—	—	—	—	119.2
Total Other	670.7	—	—	—	—	—	—	—	670.7
Total Commercial	5,171.3	1,770.3	1,806.1	660.8	423.9	1,449.6	7,147.0	58.4	18,487.4
Personal
Private Client
Risk Rating:
1 to 3 Category	432.5	116.6	90.3	14.9	39.3	129.8	7,592.8	44.7	8,460.9
4 to 5 Category	567.8	335.2	396.9	213.3	55.0	39.9	4,979.8	178.3	6,766.2
6 to 9 Category	1.9	2.4	3.0	20.4	—	—	1.5	—	29.2
Total Private Client	1,002.2	454.2	490.2	248.6	94.3	169.7	12,574.1	223.0	15,256.3
Residential Real Estate
Risk Rating:
1 to 3 Category	1,018.1	660.3	213.0	110.4	139.8	763.1	161.5	—	3,066.2
4 to 5 Category	434.0	676.6	325.5	190.9	172.1	1,145.9	218.1	2.2	3,165.3
6 to 9 Category	0.3	9.9	6.5	5.3	6.3	55.1	5.0	—	88.4
Total Residential Real Estate	1,452.4	1,346.8	545.0	306.6	318.2	1,964.1	384.6	2.2	6,319.9
Non-U.S.
Risk Rating:
1 to 3 Category	27.5	—	1.2	—	—	1.0	44.1	—	73.8
4 to 5 Category	36.1	—	20.6	10.4	—	3.8	229.1	7.8	307.8
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	63.6	—	21.8	10.4	—	5.0	273.2	7.8	381.8
Other
Risk Rating:
1 to 3 Category	13.4	—	—	—	—	—	—	—	13.4
4 to 5 Category	21.8	—	—	—	—	—	—	—	21.8
Total Other	35.2	—	—	—	—	—	—	—	35.2
Total Personal	2,553.4	1,801.0	1,057.0	565.6	412.5	2,138.8	13,231.9	233.0	21,993.2
Total Loans and Leases	$7,724.7	$3,571.3	$2,863.1	$1,226.4	$836.4	$3,588.4	$20,378.9	$291.4	$40,480.6

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
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2022 and December 31, 2021.
TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
June 30, 2022
Commercial
Commercial and Institutional	$11,943.9	$105.9	$60.6	$9.7	$12,120.1	$18.3	$12,138.4	$3.6
Commercial Real Estate	4,252.3	2.6	2.7	—	4,257.6	42.3	4,299.9	31.9
Non-U.S.	2,881.1	—	—	—	2,881.1	—	2,881.1	—
Lease Financing, net	—	—	—	—	—	11.0	11.0	11.0
Other	1,096.4	—	—	—	1,096.4	—	1,096.4	—
Total Commercial	20,173.7	108.5	63.3	9.7	20,355.2	71.6	20,426.8	46.5
Personal
Private Client	13,718.5	127.6	13.9	27.1	13,887.1	—	13,887.1	—
Residential Real Estate	6,365.0	—	—	0.1	6,365.1	18.1	6,383.2	18.1
Non-U.S.	487.2	4.5	—	—	491.7	—	491.7	—
Other	19.0	—	—	—	19.0	—	19.0	—
Total Personal	20,589.7	132.1	13.9	27.2	20,762.9	18.1	20,781.0	18.1
Total Loans and Leases	$40,763.4	$240.6	$77.2	$36.9	$41,118.1	$89.7	$41,207.8	$64.6
	Other Real Estate Owned					$0.1
	Total Nonaccrual Assets					$89.8

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2021
Commercial
Commercial and Institutional	$11,434.7	$32.5	$2.1	$0.4	$11,469.7	$19.5	$11,489.2	$8.8
Commercial Real Estate	4,256.6	3.1	—	—	4,259.7	66.6	4,326.3	52.3
Non-U.S.	1,990.2	—	—	—	1,990.2	—	1,990.2	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	670.7	—	—	—	670.7	—	670.7	—
Total Commercial	18,363.2	35.6	2.1	0.4	18,401.3	86.1	18,487.4	61.1
Personal
Private Client	14,927.3	229.5	71.8	27.7	15,256.3	—	15,256.3	—
Residential Real Estate	6,273.2	7.0	3.3	0.2	6,283.7	36.2	6,319.9	36.2
Non-U.S	381.6	0.2	—	—	381.8	—	381.8	—
Other	35.2	—	—	—	35.2	—	35.2	—
Total Personal	21,617.3	236.7	75.1	27.9	21,957.0	36.2	21,993.2	36.2
Total Loans and Leases	$39,980.5	$272.3	$77.2	$28.3	$40,358.3	$122.3	$40,480.6	$97.3
	Other Real Estate Owned					$3.0
	Total Nonaccrual Assets					$125.3
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $1.0 million and $2.1 million for the three and six months ended June 30, 2022, and $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively.
Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral-dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral-dependent financial asset balance as of June 30, 2022 was immaterial to Northern Trust’s financial statements.
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
Included within nonaccrual loans were $37.6 million and $76.7 million of nonaccrual TDRs, and $16.2 million and $16.5 million of accrual TDRs as of June 30, 2022 and December 31, 2021, respectively.
There were $0.2 million of aggregate undrawn loan commitments and standby letters of credit at both June 30, 2022 and December 31, 2021, respectively, issued to borrowers with TDR modifications of loans.
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the three- and six- months ended June 30, 2022 and 2021, and the recorded investments and unpaid principal balances as of June 30, 2022 and 2021.
TABLE 49: TROUBLED DEBT RESTRUCTURINGS

	THREE MONTHS ENDED JUNE 30, 2022			SIX MONTHS ENDED JUNE 30, 2022
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	1	$0.5	$0.5
Total Commercial	—	—	—	1	0.5	0.5
Personal
Residential Real Estate	—	—	—	2	0.1	0.1
Total Personal	—	—	—	2	0.1	0.1
Total Loans and Leases	—	$—	$—	3	$0.6	$0.6
Note: Period-end balances reflect all pay downs and charge-offs during the period.

	THREE MONTHS ENDED JUNE 30, 2021			SIX MONTHS ENDED JUNE 30, 2021
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
Commercial
Commercial and Institutional	—	$—	$—	6	$19.6	$19.6
Commercial Real Estate	1	6.9	11.2	2	28.3	34.5
Total Commercial	1	6.9	11.2	8	47.9	54.1
Personal
Residential Real Estate	5	0.6	0.7	7	0.8	1.0
Total Personal	5	0.6	0.7	7	0.8	1.0
Total Loans and Leases	6	$7.5	$11.9	15	$48.7	$55.1
Note: Period-end balances reflect all pay downs and charge-offs during the period.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
During the three months ended June 30, 2022, there were no TDR modifications within residential real estate. During the six months ended June 30, 2022, the TDR loan modifications within residential real estate were deferred principal, interest rate concession, and an extension of term.

Notes to Consolidated Financial Statements (unaudited) (continued)
During the three months ended June 30, 2022, there were no TDR modifications within commercial and institutional. During the six months ended June 30, 2022, the TDR loan modification within commercial and institutional was an other modification.
During the three and six months ended June 30, 2021, the TDR modification of loans within residential real estate were other modifications and deferred principal. During the six months ended June 30, 2021, the TDR modification of loans within commercial and institutional were deferred principal. During the three and six months ended June 30, 2021, the TDR modification of loans within commercial real estate were deferred principal, interest rate concessions, and extension of term.
There were no residential real estate loan TDR modifications during the twelve months ended March 31, 2022, which subsequently had a payment default during the three and six months ended June 30, 2022.
There were no residential real estate loan TDR modification during the twelve months ended March 31, 2021, which subsequently had a payment default during the three and six months ended June 30, 2021.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2022, Northern Trust held foreclosed real estate properties with a carrying value of $0.1 million as a result of obtaining physical possession. In addition, as of June 30, 2022, Northern Trust had loans with a carrying value of $1.4 million for which formal foreclosure proceedings were in process.
TDR Relief — COVID-19. There have been two forms of relief provided for classifying loans as TDRs: the Interagency Guidance and the CARES Act. The following provides the number of total COVID-19-related loan modifications including the loan volume as of June 30, 2022 and December 31, 2021, for which Northern Trust applied an exemption from TDR classification that are in active deferral or completed deferral.
As of June 30, 2022, there were no COVID-19-related loan modifications in active deferral status. As of December 31, 2021, there were three residential real estate COVID-19-related loan modifications in active deferral status which totaled $2.0 million, with immaterial deferred principal and interest.
As of June 30, 2022 and December 31, 2021 there were 291 and 390 COVID-19-related completed deferral loan modifications that returned to their regular payment schedule, primarily residential real estate, which totaled $605.7 million and $835.6 million, with immaterial deferred principal and interest, respectively.
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
During the period ended June 30, 2022, 87 loans with an aggregate principal amount of $85.7 million that had been granted payment deferrals were paid off. During the year ended December 31, 2021, 148 loans with an aggregate principal amount of $209.4 million that had been granted payment deferrals were paid off. As of June 30, 2022 and December 31, 2021, less than 4% and 10%, respectively, of loans that had been granted payment deferrals were either past due or in nonaccrual status.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding changes in the total allowance for credit losses during the three and six months ended June 30, 2022 and 2021.
TABLE 50: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$136.3	$37.5	$14.6	$1.1	$189.5
Charge-Offs	—	—	—	—	—
Recoveries	5.5	—	—	—	5.5
Net Recoveries (Charge-Offs)	5.5	—	—	—	5.5
Provision for Credit Losses(1)	(3.6)	6.0	0.8	—	3.2
Balance at End of Period	$138.2	$43.5	$15.4	$1.1	$198.2
(1) The table excludes a provision of $1.3 million for the three months ended June 30, 2022 for AFS debt securities. See further detail in Note 4 - Securities.

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	8.8	—	—	—	8.8
Net Recoveries (Charge-Offs)	8.7	—	—	—	8.7
Provision for Credit Losses(1)	(8.9)	9.4	4.2	0.1	4.8
Balance at End of Period	$138.2	$43.5	$15.4	$1.1	$198.2
(1) The table excludes a provision of $1.7 million for the six months ended June 30, 2022 for AFS debt securities. See further detail in Note 4 - Securities.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
There was a $4.5 million provision in the current quarter, as compared to a $27.0 million release of credit reserves in the prior-year quarter. The provision for credit losses, excluding the provision for available for sale debt securities of $1.3 million, was a provision of $3.2 million in the current quarter. There were net recoveries of $5.5 million during the three months ended June 30, 2022, as compared to net recoveries of $3.2 million for the three months ended June 30, 2021. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
There was a $6.5 million provision for the six months ended June 30, 2022, as compared to a $57.0 million release of credit reserves in the prior-year period. The provision for credit losses, excluding the provision for available for sale debt securities of $1.7 million, was a provision of $4.8 million. There were net recoveries of $8.7 million during the six months ended June 30, 2022, as compared to net recoveries of $4.1 million for the prior-year period. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. While uncertainty and volatility have increased recently due to geopolitical events and higher levels of inflation and interest rates, the primary forecast in the current quarter is for continued economic growth, recognizing the current strength of the labor market, consumer spending, and business investment. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans and leases, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2022 and 2021.
TABLE 51: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED JUNE 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$102.5	$33.8	$136.3	$34.7	$2.8	$37.5
Charge-Offs	—	—	—	—	—	—
Recoveries	0.2	5.3	5.5	—	—	—
Net Recoveries (Charge-Offs)	0.2	5.3	5.5	—	—	—
Provision for Credit Losses	(0.2)	(3.4)	(3.6)	5.6	0.4	6.0
Balance at End of Period	$102.5	$35.7	$138.2	$40.3	$3.2	$43.5

	SIX MONTHS ENDED JUNE 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	2.4	6.4	8.8	—	—	—
Net Recoveries (Charge-Offs)	2.4	6.3	8.7	—	—	—
Provision for Credit Losses	(5.5)	(3.4)	(8.9)	8.9	0.5	9.4
Balance at End of Period	$102.5	$35.7	$138.2	$40.3	$3.2	$43.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$124.7	$40.7	$165.4	$51.7	$3.4	$55.1
Charge-Offs	—	—	—	—	—	—
Recoveries	0.5	2.7	3.2	—	—	—
Net Recoveries (Charge-Offs)	0.5	2.7	3.2	—	—	—
Provision for Credit Losses	(7.2)	(12.6)	(19.8)	(8.1)	(0.5)	(8.6)
Balance at End of Period	$118.0	$30.8	$148.8	$43.6	$2.9	$46.5

	SIX MONTHS ENDED JUNE 30, 2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	—	(0.4)	(0.4)	—	—	—
Recoveries	0.5	4.0	4.5	—	—	—
Net Recoveries (Charge-Offs)	0.5	3.6	4.1	—	—	—
Provision for Credit Losses	(24.7)	(21.3)	(46.0)	(14.0)	(0.6)	(14.6)
Balance at End of Period	$118.0	$30.8	$148.8	$43.6	$2.9	$46.5
The increase to the allowance for loans and leases of $1.9 million for the three months ended June 30, 2022 was primarily due to an increase in the reserve evaluated on a collective basis, driven by recent market conditions and a higher risk of recession as compared to the previous quarter, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios. The increase to the allowance for undrawn loan commitments and standby letters of credit of $6.0 million for the three months ended June 30, 2022 was due to an increase in the reserve on a collective basis, primarily driven by recent market conditions and a higher risk of recession as compared to the previous quarter.
The decrease to the allowance for loans and leases of $0.2 million for the six months ended June 30, 2022 was primarily due to a decrease in the reserve evaluated on a collective basis, driven by continued improvements in credit quality, mainly within the commercial real estate and commercial and institutional portfolios, partially offset by the impact of recent market conditions and a higher risk of recession as compared to the previous period. The decrease in the collective basis reserve was diminished by an increase to the reserve evaluated on an individual basis for two individual commercial borrowers. The increase to the allowance for undrawn loan commitments and standby letters of credit of $9.4 million for the six months ended June 30, 2022 was due to an increase in the reserve on a collective basis, primarily driven by recent market conditions and a higher risk of recession as compared to the previous period and an increase in potential exposure.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of June 30, 2022 and December 31, 2021.
TABLE 52: RECORDED INVESTMENTS IN LOANS AND LEASES

	JUNE 30, 2022			DECEMBER 31, 2021
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$76.0	$46.7	$122.7	$92.1	$74.5	$166.6
Evaluated on a Collective Basis	20,350.8	20,734.3	41,085.1	18,395.3	21,918.7	40,314.0
Total Loans and Leases	20,426.8	20,781.0	41,207.8	18,487.4	21,993.2	40,480.6
Allowance for Credit Losses on Loans and Leases
Evaluated on an Individual Basis	16.2	—	16.2	10.1	—	10.1
Evaluated on a Collective Basis	86.3	35.7	122.0	95.5	32.8	128.3
Allowance Assigned to Loans and Leases	102.5	35.7	138.2	105.6	32.8	138.4
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	40.3	3.2	43.5	31.4	2.7	34.1
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	40.3	3.2	43.5	31.4	2.7	34.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$142.8	$38.9	$181.7	$137.0	$35.5	$172.5
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2022 and 2021.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.6	$3.4	$4.6	$0.1	$4.9	$14.6
Provision for Credit Losses	0.2	0.4	0.2	—	—	0.8
Balance at End of Period	$1.8	$3.8	$4.8	$0.1	$4.9	$15.4

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$0.1	$4.8	$11.2
Provision for Credit Losses	0.4	1.9	1.8	—	0.1	4.2
Balance at End of Period	$1.8	$3.8	$4.8	$0.1	$4.9	$15.4

	THREE MONTHS ENDED JUNE 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.1	$0.9	$1.8	$0.1	$4.7	$8.6
Provision for Credit Losses	0.5	0.6	0.8	—	—	1.9
Balance at End of Period	$1.6	$1.5	$2.6	$0.1	$4.7	$10.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$0.1	$5.0	$7.3
Provision for Credit Losses	0.8	1.3	1.4	—	(0.3)	3.2
Balance at End of Period	$1.6	$1.5	$2.6	$0.1	$4.7	$10.5
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
The increase in the allowance attributable to HTM debt securities for the six months ended June 30, 2022 was due to an increase in the reserve evaluated on a collective basis driven by model enhancements and related macroeconomic factors.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The allowance for credit losses related to Other Financial Assets was $1.1 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 54: ACCRUED INTEREST

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Loans and Leases	$94.8	$62.6
Debt Securities
Held to Maturity	42.5	30.4
Available for Sale	144.1	129.7
Other Financial Assets	11.8	2.3
Total	$293.2	$225.0
The amount of accrued interest reversed through interest income for loans and leases was immaterial for the three and six months ended June 30, 2022 and 2021, and there was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2022 and 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 8 – Pledged and Restricted Assets
Pledged Assets. Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts. Collateral required for these purposes totaled $8.1 billion and $5.6 billion at June 30, 2022 and December 31, 2021, respectively.
The following table presents Northern Trust's pledged assets.
TABLE 55: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2022	DECEMBER 31, 2021
Securities
Obligations of States and Political Subdivisions	$3.3	$3.7
Government Sponsored Agency and Other Securities	33.5	35.6
Loans	12.2	15.3
Total Pledged Assets	$49.0	$54.6
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 56: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021	JUNE 30, 2022	DECEMBER 31, 2021
Debt Securities
Available for Sale	$1,144.7	$524.1	$22.7	$17.6
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $1,144.7 million and $524.1 million of the pledged collateral as of June 30, 2022 and December 31, 2021, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 57: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Collateral that may be repledged or sold
Reverse repurchase agreements (1)	$4,157.3	$1,457.0
Derivative contracts	17.2	2.8
Collateral that may not be repledged or sold
Reverse repurchase agreements	700.0	650.0
Total Collateral Accepted	$4,874.5	$2,109.8
(1) The fair value of securities collateral that was repledged or sold totaled $3,692.0 million and $1,419.0 million at June 30, 2022 and December 31, 2021, respectively.
Restricted Assets. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement to zero percent on March 26, 2020. There were no deposits required to meet Federal Reserve Bank reserve requirements for both the six months ended June 30, 2022 and June 30, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 9 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2022, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 58: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2021	$625.7	$80.5	$706.2
Foreign Exchange Rates	(16.0)	(0.2)	(16.2)
Balance at June 30, 2022	$609.7	$80.3	$690.0
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2022 and December 31, 2021 were as follows.
TABLE 59: OTHER INTANGIBLE ASSETS

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Gross Carrying Amount	$194.5	$206.4
Less: Accumulated Amortization	114.2	114.8
Net Book Value	$80.3	$91.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.2 million and $4.9 million for the three and six months ended June 30, 2022, respectively and $3.9 million and $8.2 million for the three and six months ended June 30, 2021, respectively. Amortization for the remainder of 2022 and for the years 2023, 2024, 2025, and 2026 is estimated to be $6.8 million, $9.0 million, $8.9 million, $8.3 million, and $7.9 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2022 and December 31, 2021 were as follows.
TABLE 60: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Gross Carrying Amount	$3,267.4	$2,982.1
Less: Accumulated Amortization	1,504.5	1,299.5
Net Book Value	$1,762.9	$1,682.6
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $104.4 million and $205.9 million for the three and six months ended June 30, 2022, respectively and $95.9 million and $189.9 million for the three and six months ended June 30, 2021, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2022 and 2021.
TABLE 61: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$642.8	$611.5	$500.6	$463.9	$—	$—	$—	$—	$1,143.4	$1,075.4
Foreign Exchange Trading Income	74.8	67.9	2.8	2.7	—	—	—	—	77.6	70.6
Other Noninterest Income	61.8	68.9	32.8	38.3	(5.6)	(8.5)	—	—	89.0	98.7
Total Noninterest Income	779.4	748.3	536.2	504.9	(5.6)	(8.5)	—	—	1,310.0	1,244.7
Net Interest Income	255.1	153.1	214.7	190.8	—	—	(11.1)	(8.3)	458.7	335.6
Revenue	1,034.5	901.4	750.9	695.7	(5.6)	(8.5)	(11.1)	(8.3)	1,768.7	1,580.3
Provision for Credit Losses	0.5	(16.8)	4.0	(10.2)	—	—	—	—	4.5	(27.0)
Noninterest Expense	751.1	703.6	439.1	398.5	33.4	18.7	—	—	1,223.6	1,120.8
Income before Income Taxes	282.9	214.6	307.8	307.4	(39.0)	(27.2)	(11.1)	(8.3)	540.6	486.5
Provision for Income Taxes	74.5	53.0	90.7	80.5	(9.7)	(6.8)	(11.1)	(8.3)	144.4	118.4
Net Income	$208.4	$161.6	$217.1	$226.9	$(29.3)	$(20.4)	$—	$—	$396.2	$368.1
Percentage of Consolidated Net Income	53%	44%	54%	62%	(7)%	(6)%	N/A	N/A	100%	100%
Average Assets	$117,047.6	$119,502.3	$37,036.5	$34,797.8	$—	$—	N/A	N/A	$154,084.1	$154,300.1

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,305.2	$1,232.0	$1,006.6	$907.1	$—	$—	$—	$—	$2,311.8	$2,139.1
Foreign Exchange Trading Income	152.2	142.4	6.3	6.9	—	—	—	—	158.5	149.3
Other Noninterest Income	122.9	129.2	64.6	82.5	(10.1)	(12.1)	—	—	177.4	199.6
Total Noninterest Income	1,580.3	1,503.6	1,077.5	996.5	(10.1)	(12.1)	—	—	2,647.7	2,488.0
Net Interest Income	445.2	313.8	412.3	376.8	—	—	(17.8)	(14.9)	839.7	675.7
Revenue	2,025.5	1,817.4	1,489.8	1,373.3	(10.1)	(12.1)	(17.8)	(14.9)	3,487.4	3,163.7
Provision for Credit Losses	8.9	(22.2)	(2.4)	(34.8)	—	—	—	—	6.5	(57.0)
Noninterest Expense	1,509.0	1,416.7	884.2	801.6	36.3	20.0	—	—	2,429.5	2,238.3
Income before Income Taxes	507.6	422.9	608.0	606.5	(46.4)	(32.1)	(17.8)	(14.9)	1,051.4	982.4
Provision for Income Taxes	126.3	103.1	169.0	159.0	(11.6)	(8.0)	(17.8)	(14.9)	265.9	239.2
Net Income	$381.3	$319.8	$439.0	$447.5	$(34.8)	$(24.1)	$—	$—	$785.5	$743.2
Percentage of Consolidated Net Income	49%	43%	55%	60%	(4)%	(3)%	N/A	N/A	100%	100%
Average Assets	$121,114.2	$119,820.7	$36,977.1	$33,960.1	$—	$—	N/A	N/A	$158,091.3	$153,780.8
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
As of June 30, 2022, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of June 30, 2022, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2022 and December 31, 2021 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2022, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2022 and December 31, 2021 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On April 26, 2022, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2022, to stockholders of record as of June 15, 2022.
Common Stock. In October 2021, the Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and six months ended June 30, 2022, the Corporation repurchased 2,844 and 298,254 shares of common stock, respectively, at a total cost of $0.3 million ($110.36 average price per share) and $34.1 million ($114.54 average price per share), respectively, all of which were related to share-based compensation to satisfy tax withholding obligations. For the three and six months ended June 30, 2021, the Corporation repurchased 252,304 and 1,651,977 shares of common stock, respectively, at a total cost of $30.2 million ($119.59 average price per share) and $165.8 million ($100.38 average price per share), respectively. Shares withheld related to share-based compensation were 1,480 and 367,177, for the three and six months ended June 30, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2022 and 2021, and changes during the three and six months then ended.
TABLE 62: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2022	$(761.3)	$(3.8)	$147.3	$(289.2)	$(907.0)
Net Change	(533.4)	4.4	(9.7)	(64.9)	(603.6)
Balance at June 30, 2022	$(1,294.7)	$0.6	$137.6	$(354.1)	$(1,510.6)
(1) The balance at June 30, 2022 includes after-tax net unamortized gains related to AFS securities that have been transferred to HTM debt securities. Refer to Note 4 - Securities for further information.

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,401.8)	3.0	(17.6)	(58.6)	(1,475.0)
Balance at June 30, 2022	$(1,294.7)	$0.6	$137.6	$(354.1)	$(1,510.6)
(1) The balance at June 30, 2022 includes after-tax net unamortized gains related to AFS securities that have been transferred to HTM debt securities. Refer to Note 4 - Securities for further information.

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
(1) The balance at June 30, 2021 includes after-tax net unamortized gains related to AFS securities that have been transferred to HTM debt securities. Refer to Note 4 - Securities for further information.

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
(1) The balance at June 30, 2021 includes after-tax net unamortized gains related to AFS securities that have been transferred to HTM debt securities. Refer to Note 4 - Securities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 63: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2022			2021
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(731.2)	$188.5	$(542.7)	$149.9	$(37.3)	$112.6
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	12.4	(3.1)	9.3	(15.6)	3.9	(11.7)
Net Change	$(718.8)	$185.4	$(533.4)	$134.3	$(33.4)	$100.9
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$4.4	$(1.1)	$3.3	$4.2	$(1.1)	$3.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	1.5	(0.4)	1.1	(0.2)	0.1	(0.1)
Net Change	$5.9	$(1.5)	$4.4	$4.0	$(1.0)	$3.0
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(163.7)	$2.4	$(161.3)	$10.1	$0.8	$10.9
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.8)	0.5	(1.3)	0.4	(0.2)	0.2
Net Investment Hedge Gains (Losses)	204.3	(51.4)	152.9	(12.1)	3.1	(9.0)
Net Change	$38.8	$(48.5)	$(9.7)	$(1.6)	$3.7	$2.1
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(114.4)	$28.8	$(85.6)	$(0.4)	$0.9	$0.5
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	7.6	(1.9)	5.7	11.6	(2.8)	8.8
Amortization of Prior Service Cost (Credit)	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Settlement Loss	20.3	(5.1)	15.2	18.3	(4.5)	13.8
Net Change	$(86.7)	$21.8	$(64.9)	$29.2	$(6.4)	$22.8
Total Net Change	$(760.8)	$157.2	$(603.6)	$165.9	$(37.1)	$128.8

SIX MONTHS ENDED JUNE 30,	2022			2021
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(1,902.7)	$489.9	$(1,412.8)	$(346.6)	$89.5	$(257.1)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	14.7	(3.7)	11.0	(15.6)	3.9	(11.7)
Net Change	$(1,888.0)	$486.2	$(1,401.8)	$(362.2)	$93.4	$(268.8)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$0.8	$(0.2)	$0.6	$1.7	$(0.4)	$1.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(2)	3.2	(0.8)	2.4	(4.7)	1.2	(3.5)
Net Change	$4.0	$(1.0)	$3.0	$(3.0)	$0.8	$(2.2)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(214.0)	$0.6	$(213.4)	$(47.2)	$1.3	$(45.9)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.8)	0.5	(1.3)	0.2	(0.1)	0.1
Net Investment Hedge Gains (Losses)	263.7	(66.6)	197.1	70.6	(17.7)	52.9
Net Change	$47.9	$(65.5)	$(17.6)	$23.6	$(16.5)	$7.1
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(113.6)	$28.2	$(85.4)	$(1.7)	$1.2	$(0.5)
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)
Amortization of Net Actuarial Loss	15.2	(3.8)	11.4	23.3	(5.6)	17.7
Amortization of Prior Service Cost (Credit)	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)
Settlement Loss	$21.0	$(5.2)	$15.8	18.5	(4.6)	13.9
Net Change	$(77.9)	$19.3	$(58.6)	$39.5	$(8.9)	$30.6
Total Net Change	$(1,914.0)	$439.0	$(1,475.0)	$(302.1)	$68.8	$(233.3)
(1) The before-tax reclassification adjustment out of AOCI is related to the amortization of unrealized gains (losses) on AFS debt securities that were transferred to HTM debt securities during the second quarter of 2021. Refer to Note 4 - Securities for further information.
(2)    See Note 23 - Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(3) The before-tax reclassification adjustment out of AOCI related to pension and other postretirement benefit adjustments is recorded in Employee Benefits expense on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 13 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 64: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2022	2021	2022	2021
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,383,991	208,369,188	208,205,469	208,241,714
Net Income	$396.2	$368.1	$785.5	$743.2
Less: Dividends on Preferred Stock	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	391.5	363.4	764.6	722.3
Less: Earnings Allocated to Participating Securities	3.2	3.2	6.3	6.9
Earnings Allocated to Common Shares Outstanding	388.3	360.2	758.3	715.4
Basic Net Income Per Common Share	$1.86	$1.73	$3.64	$3.44
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,383,991	208,369,188	208,205,469	208,241,714
Plus: Dilutive Effect of Share-based Compensation	494,359	768,902	638,465	801,084
Average Common and Potential Common Shares	208,878,350	209,138,090	208,843,934	209,042,798
Earnings Allocated to Common and Potential Common Shares	$388.3	$360.2	$758.3	$715.4
Diluted Net Income Per Common Share	1.86	1.72	3.63	3.42
Note:    For the three and six months ended June 30, 2022 and 2021, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 65: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$464.4	$479.2	$948.4	$948.9
Investment Management and Advisory	597.3	521.2	1,200.5	1,037.6
Securities Lending	21.6	19.5	40.5	37.8
Other	60.1	55.5	122.4	114.8
Total Trust, Investment and Other Servicing Fees	$1,143.4	$1,075.4	$2,311.8	$2,139.1
Other Noninterest Income
Foreign Exchange Trading Income	$77.6	$70.6	$158.5	$149.3
Treasury Management Fees	10.6	11.3	21.7	22.5
Security Commissions and Trading Income	32.8	33.0	69.0	67.8
Other Operating Income	45.6	54.4	86.7	109.3
Investment Security Gains (Losses), net	—	—	—	—
Total Other Noninterest Income	$166.6	$169.3	$335.9	$348.9
Total Noninterest Income	$1,310.0	$1,244.7	$2,647.7	$2,488.0
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2022, revenue from contracts with clients also includes $27.3 million of the $32.8 million total Security Commissions and Trading Income and $9.7 million of the $45.6 million total Other Operating Income. For the six months ended June 30, 2022, revenue from contracts with clients also includes $58.9 million of the $69.0 million total Security Commissions and Trading Income and $19.4 million of the $86.7 million total Other Operating Income.
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
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2022 and December 31, 2021.
TABLE 66: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2022	DECEMBER 31, 2021
Trust Fees Receivable, net(1)	$1,009.7	$925.2
Other	134.8	126.9
Total Client Receivables	$1,144.5	$1,052.1
(1) Trust Fees Receivable is net of a $13.1 million and $10.9 million fee receivable allowance as of June 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Net Interest Income
The components of Net Interest Income were as follows:
TABLE 67: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Interest Income
Loans and Leases	$256.4	$172.2	$447.6	$344.2
Securities — Taxable	195.4	165.7	366.2	339.6
— Non-Taxable(1)	0.3	0.4	0.7	0.8
Interest-Bearing Due from and Deposits with Banks(2)	6.5	2.7	9.1	5.1
Federal Reserve and Other Central Bank Deposits and Other	66.2	2.1	84.7	3.3
Total Interest Income	$524.8	$343.1	$908.3	$693.0
Interest Expense
Deposits	$23.2	$(14.8)	$7.3	$(28.2)
Federal Funds Purchased	2.8	(0.5)	2.8	(0.4)
Securities Sold Under Agreements to Repurchase	6.0	—	6.3	—
Other Borrowings	8.4	3.2	11.5	6.7
Senior Notes	18.9	13.8	28.5	27.5
Long-Term Debt	6.8	5.3	12.2	10.6
Floating Rate Capital Debt	—	0.5	—	1.1
Total Interest Expense	$66.1	$7.5	$68.6	$17.3
Net Interest Income	$458.7	$335.6	$839.7	$675.7
(1) Non-Taxable Securities represent securities that are exempt from U.S. federal income taxes.
(2)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
Note 16 – Debt Issuance
On May 10, 2022, the Corporation issued $1.0 billion of 4.00% senior notes, due May 10, 2027. The senior notes will bear interest from the date they were issued at an annual rate of 4.00%, payable semi-annually in arrears. The senior notes are unsecured and rank equally with all of the Corporation’s existing and future senior debt. On or after April 10, 2027, the senior notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 68: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Loan Service Fees	$18.1	$17.8	$34.8	$33.2
Banking Service Fees	12.9	12.5	25.6	25.2
Other Income	14.6	24.1	26.3	50.9
Total Other Operating Income	$45.6	$54.4	$86.7	$109.3
For the three and six months ended June 30, 2022, Other Operating Income decreased compared to the prior-year quarter and prior-year period, primarily driven by lower miscellaneous income and the accounting reclassification, partially offset by other nonrecurring items. The lower miscellaneous income was primarily associated with a market value decrease in the supplemental compensation plans, which also resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense.
Note 18 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 69: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2022	2021	2022	2021
Business Promotion	$18.1	$8.9	$28.9	$16.8
Staff Related	6.2	9.8	9.1	16.6
FDIC Insurance Premiums	4.6	4.1	10.4	7.7
Other Intangibles Amortization	2.2	3.9	4.9	8.2
Other Expenses	58.8	40.8	116.3	89.9
Total Other Operating Expense	$89.9	$67.5	$169.6	$139.2
For the three and six months ended June 30, 2022, Other Operating Expense increased compared to the prior-year quarter and prior-year period, primarily due to the accounting reclassification, higher business promotion and other miscellaneous expense, partially offset by lower supplemental compensation plan expense. The lower supplemental compensation plan expense resulted in a related decrease in miscellaneous income reported in Other Operating Income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 19 – Pension and Postretirement Health Care
The following table sets forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, U.S. Non-Qualified Plan, and postretirement health care plan for the three and six months ended June 30, 2022 and 2021.
TABLE 70: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Service Cost	$13.2	$13.2	$26.4	$26.4
Interest Cost	10.3	9.8	20.6	19.6
Expected Return on Plan Assets	(20.2)	(20.1)	(40.4)	(40.2)
Amortization
Net Actuarial Loss	5.7	9.4	11.4	18.8
Prior Service Cost (Credit)	—	(0.1)	(0.1)	(0.2)
Net Periodic Pension Expense	$9.0	$12.2	$17.9	$24.4
Settlement Expense	20.3	17.6	20.3	17.6
Total Pension Expense	$29.3	$29.8	$38.2	$42.0

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Service Cost	$0.5	$0.6	$0.9	$1.1
Interest Cost	0.6	0.5	1.3	1.1
Expected Return on Plan Assets	(0.8)	(0.7)	(1.5)	(1.3)
Amortization
Net Actuarial Loss	0.2	0.2	0.4	0.5
Prior Service Cost	—	0.1	—	0.1
Net Periodic Pension Expense	$0.5	$0.7	$1.1	$1.5
Settlement Expense	—	0.7	0.7	0.9
Total Pension Expense	$0.5	$1.4	$1.8	$2.4

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Service Cost	$1.4	$1.3	$2.8	$2.6
Interest Cost	1.0	1.0	2.0	1.9
Amortization
Net Actuarial Loss	1.8	2.0	3.6	4.1
Net Periodic Pension Expense	$4.2	$4.3	$8.4	$8.6

POSTRETIREMENT HEALTH CARE PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Service Cost	$—	$—	$—	$—
Interest Cost	0.1	0.1	0.2	0.2
Amortization
Net Actuarial (Gain)	(0.1)	—	(0.2)	(0.1)
Prior Service Cost (Credit)	(0.2)	(0.3)	(0.4)	(0.5)
Net Periodic Postretirement (Benefit)	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. During the three and six months ended June 30, 2022, Northern Trust recognized settlement charges of $20.3 million related to its U.S. Qualified Plan, as in the second quarter of 2022 it became probable that total lump-sum payments in 2022 would exceed the settlement threshold of the sum of annual service and interest cost. During the three and six months ended June 30, 2021, Northern Trust recognized settlement charges of $17.6 million. The settlement charge represents the pro rata amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation and is resulting from the normal operation of the plan and not as a result of any special event.

The application of settlement accounting required an interim remeasurement of the U.S. Qualified Plan as of quarter-end. Northern Trust utilized a discount rate of 4.81% based on the established discount rate methodology, and an expected rate of

Notes to Consolidated Financial Statements (unaudited) (continued)
return of 6.00%. The remeasurement and the recognition of settlement charges decreased the Projected Benefit Obligation of the U.S Qualified Plan by $295.0 million from $1,401.3 million as of December 31, 2021 to $1,106.3 million as of June 30, 2022, and decreased the net funded status of the U.S. Qualified Plan by $118.7 million from $307.6 million as of December 31, 2021 to $188.9 million as of June 30, 2022.

The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2022 and 2021, and $20.7 million and $6.7 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2022 and 2021, respectively.
Note 20 – Share-Based Compensation Plans
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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2022 and 2021.
TABLE 71: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2022	2021	2022	2021
Restricted Stock Unit Awards	$16.9	$15.2	$69.5	$53.6
Performance Stock Units	3.1	3.6	20.5	15.7
Total Share-Based Compensation Expense	20.0	18.8	90.0	69.3
Tax Benefits Recognized	$5.0	$4.7	$22.6	$17.4
Note 21 – Variable Interest Entities
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of June 30, 2022 and December 31, 2021, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $899.1 million and $916.8 million, respectively, of which $860.2 million and $880.0

Notes to Consolidated Financial Statements (unaudited) (continued)
million are VIEs as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $276.7 million and $289.3 million, respectively, of which $261.2 million and $280.5 million related to undrawn commitments on VIEs as of June 30, 2022 and December 31, 2021, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $25.7 million and $23.1 million for the three months ended June 30, 2022 and 2021, respectively, and $48.4 million and $46.1 million for the six months ended June 30, 2022 and 2021, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $8.6 million of money market fund fees for the three months ended June 30, 2022 related to certain competitive factors and $59.3 million for the six months ended June 30, 2022 related to the low-interest-rate environment and certain competitive factors. Northern Trust voluntarily waived $79.8 million of money market fund fees for the three months ended June 30, 2021 and $130.0 million for the six months ended June 30, 2021 related to the low-interest rate environment and certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2022, and December 31, 2021, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 22 – Commitments and Contingent Liabilities
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2022 and December 31, 2021.
TABLE 72: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2022			DECEMBER 31, 2021
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$12,146.2	$17,233.4	$29,379.6	$9,567.0	$17,855.2	$27,422.2
Standby Letters of Credit and Financial Guarantees(2)(3)	7,815.4	1,076.7	8,892.1	3,485.6	553.9	4,039.5
Commercial Letters of Credit	34.9	0.8	35.7	68.5	1.1	69.6
Custody Securities Lent with Indemnification	149,303.1	—	149,303.1	170,445.3	—	170,445.3
Total Off-Balance Sheet Financial Instruments	$169,299.6	$18,310.9	$187,610.5	$183,566.4	$18,410.2	$201,976.6
(1) These amounts exclude $299.3 million and $366.6 million of commitments participated to others at June 30, 2022 and December 31, 2021, respectively.
(2) These amounts include $37.2 million and $30.5 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2022 and December 31, 2021, respectively.
(3) These amounts include a $7,178.8 million and $2,309.6 million guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of June 30, 2022 and December 31, 2021, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Custody Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2022 and December 31, 2021 subject to indemnification was $149.3 billion and $170.4 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2022 or December 31, 2021, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of June 30, 2022 and December 31, 2021, there were no unsettled repurchase or reverse repurchase agreements.
Sponsored Member Program. Northern Trust is an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. See Note 24 — Offsetting of Assets and Liabilities for additional information on Northern Trust’s repurchase and reverse repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At June 30, 2022 and December 31, 2021, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2022, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. On June 28, 2018, September 27, 2019, December 29, 2021 and June 29, 2022, Visa deposited an additional $600 million, $300 million, $250 million and $600 million, respectively, into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust

Notes to Consolidated Financial Statements (unaudited) (continued)
continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of June 30, 2022 and December 31, 2021.
Note 23 – Derivative Financial Instruments
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
The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2022 and December 31, 2021.
TABLE 73: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2022			DECEMBER 31, 2021
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,584.6	$32.7	$21.1	$4,430.5	$7.6	$8.7
Foreign Exchange Contracts
Cash Flow Hedges	339.6	12.8	12.0	3,697.9	61.8	12.6
Net Investment Hedges	3,501.8	259.9	4.0	4,161.8	183.3	12.3
Total Derivatives Designated as Hedging under GAAP	$8,426.0	$305.4	$37.1	$12,290.2	$252.7	$33.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$42.9	$0.2	$0.3	$109.9	$0.2	$0.6
Other Financial Derivatives(3)	664.0	—	31.1	738.5	—	37.5
Total Non-Designated Risk Management Derivatives	$706.9	$0.2	$31.4	$848.4	$0.2	$38.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$314,288.7	$4,488.3	$4,452.7	$315,532.3	$1,962.1	$1,973.3
Interest Rate Contracts	11,267.3	70.2	265.0	11,570.1	132.4	90.2
Total Client-Related and Trading Derivatives	$325,556.0	$4,558.5	$4,717.7	$327,102.4	$2,094.5	$2,063.5
Total Derivatives Not Designated as Hedging under GAAP	$326,262.9	$4,558.7	$4,749.1	$327,950.8	$2,094.7	$2,101.6
Total Gross Derivatives	$334,688.9	$4,864.1	$4,786.2	$340,241.0	$2,347.4	$2,135.2
Less: Netting(4)		1,790.8	3,801.9		1,533.8	1,283.5
Total Derivative Financial Instruments		$3,073.3	$984.3		$813.6	$851.7
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares.
(4)    See further detail in Note 24 — Offsetting of Assets and Liabilities.

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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six- month periods ended June 30, 2022 and 2021. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three- and six- month periods ended June 30, 2022 and 2021, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $0.4 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. As of June 30, 2022, 14 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six-month periods ended June 30, 2022 and 2021.
TABLE 74: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021
Total amounts on the consolidated statements of income	$524.8	$343.1	$66.1	$7.5	$45.6	$54.4
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	18.5	(0.5)	(97.8)	31.9	—	—
Recognized on hedged items	(18.5)	0.5	97.8	(31.9)	—	—
Amounts related to interest settlements on derivatives	(0.4)	(2.0)	23.7	24.5	—	—
Total gains (losses) recognized on fair value hedges	$(0.4)	$(2.0)	$23.7	$24.5	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$—	$2.7	$—	$—	$(1.5)	$(2.5)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$—	$2.7	$—	$—	$(1.5)	$(2.5)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
SIX MONTHS ENDED JUNE 30,	2022	2021	2022	2021	2022	2021
Total amounts on the consolidated statements of income	$908.3	$693.0	$68.6	$17.3	$86.7	$109.3
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	57.7	17.9	(253.7)	(111.0)	—	—
Recognized on hedged items	(57.7)	(17.9)	253.7	111.0	—	—
Amounts related to interest settlements on derivatives	(9.3)	(3.6)	24.9	31.5	—	—
Total gains (losses) recognized on fair value hedges	$(9.3)	$(3.6)	$24.9	$31.5	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.6	$8.2	$—	$—	$(3.8)	$(3.5)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.6	$8.2	$—	$—	$(3.8)	$(3.5)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2022 and December 31, 2021.
TABLE 75: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2022		DECEMBER 31, 2021
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)
Available for Sale Debt Securities(3)	$1,779.0	$43.4	$1,677.4	$11.1
Senior Notes and Long-Term Subordinated Debt	2,745.9	189.0	2,745.6	59.5
Total	$4,524.9	$232.4	$4,423.0	$70.6
(1)    The cumulative hedge accounting basis adjustment includes $8.9 million related to discontinued hedging relationships of AFS debt securities as of June 30, 2022. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2022.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $204.3 million and losses of $12.1 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2022 and 2021, respectively. Net investment hedge gains of $263.7 million and $70.6 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2022 and 2021, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 for derivative instruments not designated as hedges under GAAP.
TABLE 76: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2022	2021	2022	2021
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(4.1)	$2.9	$(1.4)	$3.0
Other Financial Derivatives(1)	Other Operating Income	(5.6)	(8.5)	(10.1)	(12.1)
Losses from non-designated risk management derivatives		$(9.7)	$(5.6)	$(11.5)	$(9.1)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$77.6	$70.6	$158.5	$149.3
Interest Rate Contracts	Security Commissions and Trading Income	3.2	2.8	4.2	5.8
Gains from client-related and trading derivatives		$80.8	$73.4	$162.7	$155.1
Total gains from derivatives not designated as hedging under GAAP		$71.1	$67.8	$151.2	$146.0
(1)    This line includes swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 24 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2022 and December 31, 2021.
TABLE 77: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,402.2	$1,739.4	$1,662.8	$17.2	$1,645.6
Interest Rate Swaps OTC	102.9	51.4	51.5	—	51.5
Total Derivatives Subject to a Master Netting Arrangement	3,505.1	1,790.8	1,714.3	17.2	1,697.1
Total Derivatives Not Subject to a Master Netting Arrangement	1,359.0	—	1,359.0	—	1,359.0
Total Derivatives	4,864.1	1,790.8	3,073.3	17.2	3,056.1
Securities Purchased under Agreements to Resell(2)	$4,784.9	$3,613.1	$1,171.8	$1,171.8	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$1,762.7	$1,530.7	$232.0	$2.8	$229.2
Interest Rate Swaps OTC	140.0	3.1	136.9	—	136.9
Total Derivatives Subject to a Master Netting Arrangement	1,902.7	1,533.8	368.9	2.8	366.1
Total Derivatives Not Subject to a Master Netting Arrangement	444.7	—	444.7	—	444.7
Total Derivatives	2,347.4	1,533.8	813.6	2.8	810.8
Securities Purchased under Agreements to Resell(2)	$2,078.9	$1,392.5	$686.4	$686.4	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $8.3 billion and $7.8 billion as of June 30, 2022 and December 31, 2021, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2022 and December 31, 2021.
TABLE 78: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,999.7	$3,779.4	$220.3	$—	$220.3
Interest Rate Swaps OTC	286.1	22.5	263.6	—	263.6
Other Financial Derivatives	31.1	—	31.1	—	31.1
Total Derivatives Subject to a Master Netting Arrangement	4,316.9	3,801.9	515.0	—	515.0
Total Derivatives Not Subject to a Master Netting Arrangement	469.3	—	469.3	—	469.3
Total Derivatives	4,786.2	3,801.9	984.3	—	984.3
Securities Sold under Agreements to Repurchase(2)	$4,412.5	$3,613.1	$799.4	$799.4	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,430.1	$1,234.5	$195.6	$—	$195.6
Interest Rate Swaps OTC	98.7	48.1	50.6	—	50.6
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	37.5	0.9	36.6	—	36.6
Total Derivatives Subject to a Master Netting Arrangement	1,566.5	1,283.5	283.0	—	283.0
Total Derivatives Not Subject to a Master Netting Arrangement	568.7	—	568.7	—	568.7
Total Derivatives	2,135.2	1,283.5	851.7	—	851.7
Securities Sold under Agreements to Repurchase(2)	$1,924.4	$1,392.5	$531.9	$531.9	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.0 billion and $3.3 billion as of June 30, 2022 and December 31, 2021, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $100.9 million and $208.4 million, respectively, as of June 30, 2022, and $93.5 million and $43.4 million, respectively, as of December 31, 2021, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $718.8 million and $111.5 million at June 30, 2022 and December 31, 2021, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $611.9 million and $84.2 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2022 and December 31, 2021, of $106.9 million and $27.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Note 25 - Subsequent Events
For capital management purposes, in July 2022, the Corporation transferred government sponsored agency and municipal investment securities that had a fair value of $6.38 billion from the AFS to HTM classification. These transferred securities had a total unrealized loss of $889.5 million and included a $665.8 million reduction in AOCI, net of tax. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any unrealized gain or loss, net of tax, at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
Item 4. Controls and Procedures
As of June 30, 2022, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2022, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in Note 22 — Commitments and Contingent Liabilities included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2022.
TABLE 79: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2022	—	$—	—	25,000,000
May 1 - 31, 2022	—	—	—	25,000,000
June 1 - 30, 2022	—	—	—	25,000,000
Total (Second Quarter)	—	$—	—	25,000,000
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

10.1
Transition Agreement by and between Northern Trust Corporation and Shundrawn A. Thomas, dated as of May 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 3, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 26, 2022	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 26, 2022	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)