Form 10-K
period 2022-12-31
NORTHERN TRUST CORP
filed 2023-02-28
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2022 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $20.0 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2023, 208,196,935 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION i

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AFS	Available for Sale
AIFMD	Alternative Investment Fund Managers Directive
ALCO	Asset and Liability Management Committee
AMA	Basel Advanced Measurement Approach
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
ARRC	Alternative Reference Rate Committee
AS	Asset Servicing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUC/A	Assets Under Custody/Administration
Bank	The Northern Trust Company
Banking book	Northern Trust’s structural assets, liabilities, net investments, and off-balance sheet instruments subject to interest rate risk and/or foreign currency risk. It is distinct from the trading book.
Basel Committee	International Basel Committee on Banking Supervision
Basel III	Industry-standard guidelines published by the Basel Committee
BMR	European Union Benchmarks Regulation
BRRD	Bank Recovery and Resolution Directive (EU)
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act
CDFIs	Community Development Financial Institutions
CEOC	Compliance & Ethics Oversight Committee
CFA	Criminal Finances Act (UK)
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
Commission	European Commission
Corporation	Northern Trust Corporation
CPRA	California Privacy Rights Act of 2020
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
CRD	Capital Requirements Directive of June 26, 2013 (EU)
CRD V	European Commission revisions to the CRD, effective December 29, 2020
CRO	Chief Risk Officer
CRR	Capital Requirements Regulation of June 26, 2013 (EU)
CRR II	European Commission revisions to the CRR, effective June 28, 2021
CSD	Central Securities Depositories
CSDR	Central Securities Depositories Regulation (EU)
CSSF	Commission de Surveillance du Secteur Financier (Luxembourg)
DE&I	Diversity, Equity, and Inclusion
DFAST	Dodd-Frank Act Stress Tests
DGS	Deposit Guarantee Schemes
DGSD	Deposit Guarantee Schemes Directive
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBA	European Banking Authority
ECB	European Central Bank
EEA	European Economic Area

ii 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

GLOSSARY OF TERMS (continued)

EMIR	European Market Infrastructure Regulation 648/2012
EOP	End of Period
ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	The Board of Governors of the Federal Reserve System
FICC	Fixed Income Clearing Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FRC	Fiduciary Risk Committee
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GERC	Global Enterprise Risk Committee
GFX	Global Foreign Exchange
GILTI	Global Intangible Low-Taxed Income
GSIB	Global Systemically Important Banks
HTM	Held to Maturity
HQLAs	High-Quality Liquid Assets
IBA	ICE Benchmark Administration
IBOR	Interbank Offered Rates
IR	Interest Rate
ITRC	Information Technology Risk Committee
LCR	Liquidity Coverage Ratio
LCR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement LCR requirements in the United States for certain banking organizations.
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MD&A	Management’s Discussion and Analysis
MIFID	Market in Financial Instruments Directive
MIFIR	Markets in Financial Instruments Regulation
MLD5	Fifth EU Money Laundering Directive
MLRC	Market & Liquidity Risk Committee
MREL	Minimum requirements for own funds and eligible liabilities (EU)
MROC	Model Risk Oversight Committee
MSDC	Macroeconomic Scenario Development Committee
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NAV	Net Asset Value
NFA	National Futures Association
NFTS	Northern Trust Fiduciary Services (Guernsey) Limited

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION iii

GLOSSARY OF TERMS (continued)

NII	Net Interest Income
N/M	Not Meaningful
NSFR	Net Stable Funding Ratio requirement in the United States
NSFR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement NSFR requirements in the United States for certain banking organizations.
ORC	Operational Risk Committee
OREO	Other Real Estate Owned
OTC	Over-the-Counter
OTTI	Other-Than-Temporary Impairment
PD	Probability of Default
PIPL	Personal Information Protection Law (China)
PPP	Paycheck Protection Program
PRA	Prudential Regulation Authority
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROU	Right-of-use
RWA	Risk-Weighted Assets
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series D Preferred Stock	Series D Non-Cumulative Perpetual Preferred Stock
Series E Preferred Stock	Series E Non-Cumulative Perpetual Preferred Stock
SOFR	Secured Overnight Finance Rate
SFDR	Sustainable Finance Disclosure Regulations (EU)
SRD II	Shareholder Rights Directive (EU)
SFTR	Securities Financing Transactions and Reuse of Collateral
Taxonomy Regulations	Regulation (EU) 2020/852
TDR	Troubled Debt Restructuring
Trading book	Foreign (non-U.S.) currency trading positions subject to foreign currency risk, as well as trading securities and interest rate derivative transactions, both subject to interest rate risk.
UCITS	Undertakings for the Collective Investment in Transferable Securities
UK	United Kingdom
USD LIBOR	U.S. Dollar LIBOR
VaR	Value-at-Risk
VIE	Variable Interest Entity
WM	Wealth Management
WRC	Workforce Risk Committee

iv 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2022, the Bank had consolidated assets of $154.5 billion and common bank equity capital of $10.9 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 25 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2022, the Corporation had consolidated total assets of $155.0 billion and stockholders’ equity of $11.3 billion.
The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.

Business Overview
Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Asset Servicing and Wealth Management. During the first quarter of 2022, the Corporation changed the name of its Corporate & Institutional Services segment to “Asset Servicing.” Accordingly, the disclosures herein will refer to this segment as Asset Servicing. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to Asset Servicing and Wealth Management. Northern Trust reports certain income and expense items not allocated to Asset Servicing and Wealth Management in a third reporting segment, Other.

ASSET SERVICING
Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2022, total Asset Servicing assets under custody/administration (AUC/A), assets under custody, and assets under management were $12.71 trillion, $9.71 trillion, and $898.1 billion, respectively.

WEALTH MANAGEMENT
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe.
Wealth Management is one of the largest providers of advisory services in the United States, with AUC/A, assets under custody, and assets under management of $898.5 billion, $892.3 billion, and $351.4 billion, respectively, at December 31, 2022. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the Asset Servicing and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to Asset Servicing and Wealth Management. As discussed above, Northern Trust managed $1.25 trillion in assets as of December 31, 2022, including $898.1 billion for Asset Servicing clients and $351.4 billion for Wealth Management clients.

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

2 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The Corporation’s nonbanking affiliates are subject to examination by the Federal Reserve Board and, in certain circumstances, other functional regulators. The Corporation’s broker-dealer subsidiary is a member of the Financial Industry Regulatory Authority (FINRA), is registered with the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and investment adviser, is registered with the Municipal Securities Rulemaking Board (MSRB) as a municipal securities dealer, is a member of the NFA and is registered with the CFTC as a commodity trading advisor, and is subject to the rules and regulations of these bodies. Certain nonbanking affiliates are registered with the CFTC as commodity trading advisors and commodity pool operators and subject to supervision and regulation by the CFTC and NFA. Other subsidiaries of the Corporation are registered with the SEC as investment advisers and are subject to regulation by the SEC. Subsidiaries may also be regulated by state regulators in various states.

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
On December 15, 2022, the Federal Reserve Board and the FDIC provided joint written feedback to the Corporation regarding the resolution plan submitted by the Corporation on December 13, 2021, pursuant to Section 165(d) of the Dodd-Frank Act (the 2021 165(d) Plan). The joint written feedback stated that the Federal Reserve Board and FDIC did not identify shortcomings or deficiencies in the 2021 165(d) Plan. In it, the FDIC and Federal Reserve Board also confirmed that the next resolution plan submission required of the Corporation under Section 165(d) of the Dodd-Frank Act (the 2024 165(d) Plan) would be required to be a full plan (as opposed to a targeted plan) and that guidance would be issued to assist the Corporation in its development of the 2024 165(d) Plan. The 2024 165(d) Plan submission is due to the FDIC and Federal Reserve Board by July 1, 2024.
In addition, on June 27, 2018, the Bank submitted its resolution plan (the 2018 CIDI Plan) to the FDIC under the CIDI Resolution Plan Rule. To date, no formal written feedback or guidance has been received regarding the 2018 CIDI Plan. On January 19, 2021, the FDIC announced that it will resume requiring resolution plan submissions for insured depository

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 3

institutions with $100 billion or more in assets. The FDIC announcement indicated that no firm will be required to submit a resolution plan without at least 12 months advance notice provided to the firm. On August 27, 2021, the Bank received written notice from the FDIC indicating the next CIDI resolution plan will be due on or before December 1, 2023.
On October 24, 2022, the Federal Reserve Board and FDIC published an advance notice of proposed rulemaking (ANPR) to seek public input regarding resolution-related resource requirements for large banking organizations, potentially including the Corporation. Specifically, the agencies are soliciting comments about how appropriately adapted elements of the resolution-related standards for global systemically important banks (GSIBs)—including a long-term debt requirement—could be applied to non-GSIB large banking organizations, potentially including the Corporation, as well as whether to establish separability requirements in the recovery or resolution contexts. The public comment period on this ANPR ran through January 23, 2023.
Separately, the European Union Bank Recovery and Resolution Directive (BRRD) sets out the framework for the recovery and resolution of European Union (EU) credit institutions and investment firms, including certain of the Bank’s subsidiaries and branches. The BRRD establishes a set of harmonized rules for early intervention measures, recovery and resolution planning, bail-in powers and requirements for total loss absorbing capital for EU institutions, collectively known as minimum requirements for own funds and eligible liabilities (MREL). The BRRD was materially amended, including with respect to the MREL requirements, effective as of December 28, 2020. Consequential amendments to the BRRD following amendments to the Capital Requirements Regulation (575/2013) relating to MREL and total loss absorbing capacity (TLAC) became effective as of November 14, 2022. Further consequential amendments relating to the indirect subscription of internal MREL eligible instruments within resolution groups must be made effective by EU member states by November 15, 2023. Northern Trust Global Services SE, a Luxembourg-incorporated indirect subsidiary of the Bank, is authorized and supervised by the European Central Bank (ECB) and subject to the prudential supervision of the ECB and the Luxembourg Commission de Surveillance du Secteur Financier (CSSF). As such, Northern Trust Global Services SE falls within the scope of the BRRD and its recovery and resolution planning is overseen by the CSSF and the Single Resolution Board (the resolution authority for ECB-supervised institutions).
The United Kingdom (UK) has established a special resolution regime and a resolvability assessment framework overseen by the Bank of England (as the UK resolution authority) with many similar features to the BRRD, which was substantially incorporated into UK law following the withdrawal of the UK from the EU. A revised Prudential Regulation Authority (PRA) policy on operational continuity in resolution became effective on January 1, 2023, and PRA expectations on trading activity wind-down will become effective on March 23, 2025. The special resolution regime applies to firms that are permitted to accept deposits under Part 4A of the Financial Services and Markets Act 2000. As such, the London branch of the Bank, as a UK branch of a third-country institution that accepts deposits, falls within the scope of the special resolution regime.
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
The Volcker Rule. The Volcker Rule bans proprietary trading subject to exceptions, such as for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, and trading activities related to liquidity management. The Volcker Rule also imposes significant restrictions on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds, again subject to exceptions. Northern Trust maintains an enterprise-wide compliance program to comply with the Volcker Rule.
Swaps and Other Derivatives. The Dodd-Frank Act imposed a regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, trade reporting, and recordkeeping. The Dodd-Frank Act also requires certain entities to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The Bank is registered provisionally as a swap dealer and its swap dealer activities are subject to the CFTC’s and NFA’s rules and regulations, including those regarding internal and external business conduct standards, transaction reporting and recordkeeping, mandatory clearing for certain swaps, trade documentation and confirmation requirements, risk management, and cross-border swap activities. The Bank is also subject to Federal Reserve Board regulations regarding mandatory posting and collection of margin by certain swap counterparties. The Corporation has not registered and does not expect that it, or any of its affiliates, will be required to register as a security-based swap dealer with the SEC.

4 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

PAYMENT OF DIVIDENDS
The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve Board, including the stress capital buffer requirement, discussed further in “—Capital Adequacy Requirements” below. Dividends from the Bank are a significant source of funds for the Corporation, and the Corporation’s ability to pay dividends on its common stock therefore depends in part on the ability of the Bank to pay sufficient dividends to the Corporation.
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
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its most recent company-run stress tests on June 23, 2022.

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
Under the Basel III rules, the Corporation, with the Bank, is a “core” banking organization that is required to use the advanced approaches methodologies to calculate and disclose publicly its risk-based capital ratios. The Corporation also is subject to a capital floor that is based on the Basel III standardized approach to calculating risk-based capital ratios. The Corporation is therefore required to calculate its risk-based capital ratios under both the standardized and advanced approaches, and is subject to the more stringent of the two in the assessment of its capital adequacy.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 5

The Bank’s risk-based and leverage capital ratios at December 31, 2022, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2022

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	10.8%	11.5%	11.8%	12.5%	13.9%	14.5%	7.1%	7.1%	7.9%
The Northern Trust Company	11.6%	12.4%	11.6%	12.4%	13.5%	14.2%	6.9%	6.9%	7.7%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%

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
A “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets (RWA) for advanced approaches banking organizations, such as the Corporation, is also a component of the capital adequacy framework. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures. The U.S. countercyclical buffer is currently set at 0%.
The results of the 2022 Dodd-Frank Act Stress Test, published by the Federal Reserve Board on June 23, 2022, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the 2022 Capital Plan cycle, which began on October 1, 2022.

LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations, including the Corporation and the Bank, maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a prescribed regulatory liquidity stress scenario. As of December 31, 2022, the Corporation and the Bank were in compliance with applicable LCR requirements.
Northern Trust also is subject to the U.S. net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. As of December 31, 2022, the Corporation and the Bank were in compliance with applicable NSFR requirements.
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

6 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

ANTI-MONEY LAUNDERING, ANTI-TERRORISM LEGISLATION, AND OFFICE OF FOREIGN ASSETS CONTROL
The Corporation and certain of its subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 and implemented in the regulation of the federal banking regulators and Financial Crimes Enforcement Network (FinCEN), which contain anti-money laundering (AML) and financial transparency requirements for conducting due diligence, verifying client and beneficial owner identification, and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements.
On September 30, 2022, FinCEN issued a final rule implementing one of three rulemakings planned in connection with the Corporate Transparency Act, which imposes new beneficial ownership information reporting requirements (Beneficial Ownership Reporting Rule). In order to comply with the Beneficial Ownership Reporting Rule, both domestic reporting companies and foreign reporting companies registered to do business in the United States generally will be required to report information regarding themselves, their beneficial owners, and their company applicants. The Beneficial Ownership Reporting Rule will be effective January 1, 2024 and may affect certain companies that the Corporation invests in, manages, or does business with. Additionally, on December 16, 2022, FinCEN published a Notice of Proposed Rulemaking for its second set of rulemakings in connection with the Corporate Transparency Act, which addresses how authorized recipients can access beneficial ownership information that will be reported to FinCEN and may affect certain activities conducted by the Bank. The public comment period on this proposal ended on February 14, 2023.
Various legal requirements prohibit Northern Trust entities from engaging in business in or with certain jurisdictions and parties, such as organizations and countries suspected of aiding, harboring or engaging in terrorist acts or undermining the sovereignty and territorial integrity of democratic countries. The U.S. Department of the Treasury’s Office of Foreign Assets Control publishes lists of these prohibited parties. If the Corporation or the Bank finds a sanctioned name or jurisdiction on any transaction, asset or account, the Corporation or the Bank must reject or block such account or transaction and notify the appropriate authorities.
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
DEPOSIT INSURANCE AND ASSESSMENTS
The Bank accepts deposits and eligible deposits have the benefit of FDIC insurance up to the applicable limit, which is currently $250,000 for each depositor account. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated laws, regulations, or orders from a regulatory agency. Certain liquid assets are excluded from the deposit insurance assessment base of custody banks that satisfy certain institutional eligibility criteria. This has the effect of reducing the amount of deposit insurance fund insurance premiums payable by custody banks. The Bank qualifies as a custody bank for this purpose.

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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 7

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
Most states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches―for example, the General Data Protection Regulation (GDPR) in Europe, the Personal Information Protection Law (PIPL) in China, and the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA) in the United States. GDPR, a European data protection framework, was adopted on April 8, 2016, and became effective in all European Economic Area (EEA) member states on May 25, 2018. GDPR is designed to harmonize data privacy laws across the EEA, to protect EEA citizens’ data privacy and to reshape the way organizations across the region approach data privacy. GDPR has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater. GDPR also has been implemented into UK law as part of the arrangements following the UK’s withdrawal from the EU and operates in conjunction with other local data privacy requirements.
In the United States, the CCPA was adopted by the State of California and became effective January 1, 2020. The CCPA substantially increased the rights of California residents to understand how their personal data is collected and used by commercial businesses. The CCPA includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for breaches), and contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. On November 3, 2020, the CPRA, which amends and supersedes portions of the CCPA, was approved by a majority of California voters. Among other changes, the CPRA establishes the California Privacy Protection Agency to administer, implement, and enforce the CCPA and CPRA. The CPRA took effect on January 1, 2023, and applies to personal information collected on or after January 1, 2022. On July 8, 2022, the California Privacy Protection Agency commenced the formal rulemaking process to adopt regulations to implement the CPRA and published a Notice of Modifications to Text of Proposed Regulations in November 2022. The regulations did not come into effect prior to the CPRA’s effective date, with a statement by the California Privacy Protection Agency that the earliest proposed regulations could be in effect is April 2023. The proposed regulations would (1) update existing CCPA regulations to harmonize them with CPRA amendments to the CCPA; (2) operationalize new rights and concepts introduced by the CPRA to provide clarity and specificity to implement the law; and (3) reorganize and consolidate requirements set forth in the law to make the regulations easier to follow and understand. Final regulations are expected to be issued in early 2023.
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

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, the Bank is licensed as a foreign authorized deposit-taking institution in Australia under the Banking Act (Australia) and as a wholesale bank in Singapore under the Banking Act (Singapore) and as a result is subject to the supervision of the Australian Prudential Regulation Authority and the Monetary Authority of Singapore, respectively. Additionally, branches and subsidiaries conducting banking and asset servicing businesses in the UK are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the PRA and/or the Financial Conduct Authority (FCA). The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, impose capital requirements, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.
Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the EU and the member states in which they are domiciled. For example, Northern Trust Global Services SE, as an EU-domiciled credit institution in Luxembourg, is subject to the prudential supervision of the ECB and the CSSF. Moreover, Northern Trust’s non-EU branches and subsidiaries conducting financial services activities in the EU may fall within the scope of the

8 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

laws of the EU and, given the increasing extraterritorial effect of EU legislation, non-EU branches and subsidiaries may still fall within the scope of EU law if they transact outside of the EU with EU clients.
Since January 31, 2020, the UK has not been a member of the EU. EU legislation as it applied to the UK on December 31, 2020 is a part of UK domestic legislation, under the control of the UK’s parliament and assemblies. Most UK law relevant to the Corporation and its subsidiaries is still closely aligned with the EU legislative framework in place in December 2020. However, in 2022, the UK government proposed significant reforms to the UK’s financial services regulations. The Financial Services and Markets Bill 2022-23 includes measures revoking retained EU law relating to financial services. In addition, the UK government announced a package of post-Brexit reforms to drive growth and competitiveness in the financial services sector. These legislative proposals may directly and indirectly impact the Corporation.
The following items provide a brief description of certain key regulatory requirements in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “The Dodd-Frank Act, as Amended—Resolution Planning” and “Privacy and Security,” respectively, above.

EU and UK Prudential Regulatory Frameworks. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) set out the framework for prudential regulation of credit institutions in the EU, including, among other things, capital and liquidity requirements, leverage, and disclosure and reporting. CRR and CRD have been subject to extensive amendments by a new directive (CRD V) and the revised CRR (CRR II). CRD V and CRR II entered into force on June 27, 2019. CRD V has largely applied since December 29, 2020, and CRD II has largely applied since June 28, 2021. The key changes introduced by CRD V and CRR II include changes to the requirements for the leverage ratio, the net stable funding ratio, large exposures, and market and counterparty credit risk. On October 27, 2021, the European Commission adopted legislative proposals to reform CRD V and CRR II (also known as CRD VI and CRR III, respectively). The measures are designed to ensure that EU banks become more resilient to potential future economic shocks, while contributing to Europe’s recovery from the COVID-19 pandemic and the transition to climate neutrality. The package finalizes the implementation of the Basel III agreement in the EU. On November 8, 2022, the Council of the EU reached its position (i.e. general approach) on the proposals amending CRD V and CRR II. Consequential amendments to the BRRD will also become effective on a staggered basis. For more information on the EU BRRD, see “Supervision and Regulation―Resolution Planning.” Since June 26, 2021, investment firms under the Markets in Financial Instruments Directive (MIFID) have been subject to a new prudential regime under the EU Investment Firm Directive and Investment Firm Regulation. In April 2021, the Financial Services Act came into force in the UK establishing among other things, (i) a framework for the new investment firm prudential framework to apply in the UK and (ii) the UK implementation of Basel III standards, including amendments to CRR implemented into the UK following the withdrawal from the EU. UK and EU branches and subsidiaries of the Corporation may also be subject to local rules on outsourcing and operational resilience.
Markets Regulation. MIFID (which came into force in 2018), the linked Markets in Financial Instruments Regulation (MIFIR), and the European Market Infrastructure Regulation 648/2012 (EMIR) are the primary pieces of EU legislation which regulate, among other things, trading in derivative and securities markets, transaction reporting, investor protection, clearing and risk mitigation. MIFID, MIFIR and EMIR, with applicable amendments, now form part of UK law under the legislation implemented when the UK left the EU. Reforms to the onshored version of MIFIR have been proposed in the UK Financial Services and Markets Bill 2022-23. The reforms, if implemented, will impact, among other things, the share trading obligation and derivatives trading obligation.
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. Key features of the CSDR include shorter settlement periods, settlement discipline measures (including mandatory cash penalties and “buy-ins” for settlement fails and settlement fails reporting) and an obligation regarding dematerialization for most securities. In March 2022, the European Commission published a legislative proposal for amendments to the CSDR. The proposals include amendments to the settlement discipline regime, cooperation between competent authorities and relevant authorities, wind-down of central securities depositories (CSDs), review and evaluation of CSDs, passporting and third-country CSDs. In October 2022, EU legislators announced a delay to the implementation of the CSDR mandatory buy-in rules under the settlement discipline regime until November 2, 2025. The Financial Services and Markets Bill 2022-23 includes draft amendments to the Financial Services and Markets Act of 2000 which will revise the onshored EU regime applying to CSDs.
Securities Financing Transactions and Reuse of Collateral Regulation. On November 25, 2015, the EU adopted a regulation on securities financing transactions and reuse of collateral (SFTR) as part of its approach to addressing shadow banking. The regulation includes provisions for enhanced transparency and reporting of securities financing transactions.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 9

The SFTR entered into force on January 12, 2016. The reporting obligations under the SFTR were phased in over several periods through January 11, 2021.
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
Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) became applicable in all EU member states. The principal objectives of the BMR are to restore investor confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds, and the benchmark-setting process itself. The BMR aims to achieve these objectives by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure. BMR has been incorporated into UK law following the withdrawal from the EU, with applicable amendments. In 2017, the FCA and the Bank of England’s Financial Policy Committee raised questions about the future sustainability of the London Interbank Offered Rate (LIBOR) benchmarks and began planning the transition to alternative reference rates beginning December 31, 2021. The UK and EU legislators have each taken legislative steps to manage the transition from LIBOR. In the UK, the FCA has exercised powers under the BMR to effect the publication of a synthetic LIBOR rate for one-month, three-month and six-month sterling and U.S. Dollar LIBOR (USD LIBOR) beyond their respective dates of cessation. In December 2021, the Critical Benchmarks (References and Administrators’ Liability) Act 2021 was passed in the UK. That legislation includes “safe harbor” provisions to mitigate certain litigation risks associated with contractual continuity following the transition to synthetic LIBOR.
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, social and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g. prospectuses) and in annual reports. Certain significant provisions apply since March 10, 2021. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants and certain investment products. On October 25, 2022, the FCA issued a consultation paper on new measures for a UK regime on sustainability disclosure requirements and investment labels. The new measures are expected to be finalized in 2023.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulations) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including MiFID firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further entity, pre-contractual and periodic disclosures. The UK government is in the process of implementing its own “green” taxonomy for guiding companies and investors on “green” investments, similar to the EU regime, and intends to release an update on the new measures as part of its publication of the Green Finance Strategy in early 2023.
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
Fifth EU Money Laundering Directive. On July 9, 2018, the Fifth EU Money Laundering Directive (MLD5) entered into force. MLD5 was required to be transposed into local law by EU member states by January 10, 2020 and introduced the following key changes to the previous EU AML regime: (i) EU member states must ensure that registers of ultimate beneficial owners of companies and other legal entities are accessible to the general public; (ii) the previous AML regime was extended to additional service providers, such as electronic wallet providers, virtual currency exchange service providers, and art dealers, and further specifications regarding the scope of application of MLD5 with respect to tax

10 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

advisors and estate agents were provided; (iii) the threshold for identifying holders of prepaid cards was lowered to €150; and (iv) EU member states were required to implement enhanced due diligence measures to monitor suspicious transactions involving high-risk countries more strictly. In May 2018, the UK’s Sanctions and Anti-Money Laundering Act came into force. The UK government transposed MLD5 into UK law and, therefore, the UK anti-money laundering regime is currently broadly aligned with the EU. On December 7, 2022, the Council of the EU agreed its position on AML regulation through the Sixth EU Money Laundering Directive. The new rules will extend to, among other items, the entire crypto-asset sector, third-party intermediaries, persons trading in precious metals, precious stones and cultural goods. The new measures include limiting of cash payments, EU listing of third countries listed by the Financial Action Task Force, making beneficial ownership rules more transparent and harmonized, the clarification of outsourcing provisions and the powers of supervisors and improved cooperation among authorities.
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
Depositary Books & Records. Following the European Securities and Markets Authority’s opinion on asset segregation and application of depositary delegation rules to CSDs published on July 20, 2017, changes were introduced by two EU regulations modifying the existing Alternative Investment Fund Managers Directive (AIFMD) and UCITS Level 2 Regulations: Commission Delegated Regulation (EU) No 2018/1618 relating to the safe-keeping duties of depositaries of alternative investment funds and Commission Delegated Regulation (EU) No 2018/1619 relating to the safe-keeping duties of depositaries of UCITS. The changes aim to better define asset segregation requirements and to add additional safeguards, primarily focusing on information flow between the depositary and any third party to whom safe-keeping functions have been delegated. The key changes (i) impact the frequency of reconciliations between the depositary’s internal accounts and records and those of any third party in the custody chain, (ii) require the depositary to maintain an independent record separate from the record maintained by the third party, and (iii) increase due diligence obligations where custody of assets is delegated to third parties outside of the EU. AIFMD and the UCITS directive were incorporated into UK law and remain largely aligned with the EU. The regulations became effective as of April 1, 2020. The changes impact Northern Trust’s subsidiaries providing depositary services to European-domiciled fund clients.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2022, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Human Capital Management
The success of our company relies heavily on the strength of the people we employ. Attracting, engaging, developing and retaining Northern Trust talent is critical. We invest in our employees holistically to continually build a diverse pipeline of future leaders and enable internal professional advancement. The overview below outlines Northern Trust’s human capital objectives—talent management, total rewards, and diversity, equity and inclusion.

EMPLOYEES
Northern Trust employed approximately 23,600 full-time equivalent employees as of December 31, 2022. The regional breakout of our employee base is 42% North America, 42% Asia-Pacific, and 16% Europe, Middle East, and Africa.

TALENT ACQUISITION, DEVELOPMENT, AND MANAGEMENT
We pride ourselves in attracting strong talent and have identified the development of our talent as a strategic priority. Our focus on well-being, diversity, and a culture of trust, care and collaboration contribute to our employer brand.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 11

culture. Orientation programs also augment the onboarding experience by providing global, regional, and/or local information along with networking activities to help connect new hires to each other and other colleagues.
Learning and Development. An integrated partnership between our enterprise-wide and functional learning and development teams ensures we deliver holistic training solutions. Through our online learning portal, Northern Trust University, all employees can access a portfolio of professional and functional training offerings most helpful to their role. We provide targeted development opportunities for employees transitioning into management and throughout their management and leadership career. Our training content is dynamic as we regularly evaluate its quality and utilization and we refresh and organize courses and resources to enable employees to develop skills most critical to servicing our clients and developing their careers. An emerging area of focus is helping expand digital, analytical and financial acumen and skills across the enterprise. Many of our programs are interactive, include peer networking, and offer direct access to expert facilitators. Training is offered through online libraries of self-study content and in both virtual and classroom instructor-led formats.
Talent Planning and Organizational Effectiveness. Northern Trust is committed to identifying and developing talent with the breadth, depth, and diversity of technical and leadership skills to execute business strategies today and in the future. Managers conduct talent assessments for employees annually and business and regional leadership teams hold regular talent review discussions focused on specific topics, such as workforce needs, retention risks, diversity, top talent, readiness for promotion, readiness-to-move, and succession plans. Senior level talent reviews are also conducted each year by our senior management and Board of Directors, led by our Chairman and Chief Executive Officer and Chief Human Resources Officer.
Performance Management. Northern Trust’s annual performance management process includes goal setting, mid-year check-ins, multi-rater feedback, and year-end reviews. Strategic corporate priorities are set by our Chairman and Chief Executive Officer and are applied to each business, department, team and individual. Managers are encouraged to provide regular feedback and real-time coaching to drive performance outcomes and facilitate development.
Engagement and Recognition. Building an inclusive, connected and engaged employee culture is essential to retaining our talent. We collect employee perspectives and ideas through an annual Employee Engagement Survey. Results are evaluated to identify strengths, progress, and opportunities to strengthen employee engagement, and are shared with employees and the Board of Directors. We also offer an online employee recognition platform that strengthens the unity that binds us as a company and connects employees in new and meaningful ways.

TOTAL REWARDS
Our compensation and benefit programs are designed to be market-competitive and enable us to attract and retain talent to deliver on Northern Trust’s strategy.
Compensation Programs. Our compensation programs are intended to motivate our employees to deliver the highest-quality service to our clients and achieve the greatest collective business results while appropriately managing risk. They are designed, implemented, and communicated to promote behaviors that are consistent with Northern Trust’s desired culture, character and enduring values of service, expertise, and integrity. We also regularly review our compensation processes and programs and take appropriate measures to ensure we can attract and retain talent in relevant markets.
Northern Trust’s base salary programs provide a competitive level of fixed pay reflecting each employee’s position, experience, qualifications and tenure. Additionally, all employees are eligible for incentive compensation to reward performance that delivers strong team or individual results. Incentive compensation is linked to both financial and non-financial performance criteria, including risk considerations, as determined by our Board of Directors and senior management. Select senior leaders and individual contributors may receive a percentage of their incentive in Northern Trust stock to encourage retention of key talent and to align rewards with company performance.
Employee Benefits. While the exact composition of the employee benefit package varies by country, our benefit programs are designed to be locally competitive, to meet the needs of our employees and their families, and to reflect the cultural values of the organization. Typical benefit programs include retirement, health care, paid time off, income protection such as disability and life insurance, leaves of absence, and access to our Employee Assistance Program. Our expanded employee well-being programs and resources focus on how to manage stress, build resiliency, and be attuned to mental health issues; accessing flexible or voluntary benefits; and enhancements to various parental leave offerings.

DIVERSITY, EQUITY, AND INCLUSION (DE&I)
Northern Trust embraces the benefits of diversity, equity and inclusion and strives to create a work environment in which all individuals are welcomed, respected, supported, and valued so that they can fully participate in, and contribute to, our success and the success of our stakeholders.
Embedding DE&I. Our DE&I strategy is designed to develop a diverse, equitable, and inclusive workplace that represents a broad range of perspectives, attributes, experiences and backgrounds. Our Board of Directors, through its Human Capital and Compensation Committee, engages in active oversight of our DE&I strategies, programs, and principles. Our Head of Corporate Sustainability, Inclusion and Social Impact serves as an Executive Vice President, and

12 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

reports directly to our Chairman and Chief Executive Officer. The following table presents the gender and ethnic diversity of our Board of Directors and executive officers.
TABLE 2: BOARD OF DIRECTORS AND EXECUTIVE OFFICERS REPRESENTATION

	DECEMBER 31, 2022
	FEMALE	MALE	WHITE	BLACK	HISPANIC	ASIAN
Board of Directors	25%	75%	59%	25%	8%	8%
Executive Officers	40%	60%	90%	10%	—%	—%
As of December 31, 2022, our global employees were 46% female and 54% male, and 40% of our U.S. employees identified as a member of an underrepresented race or ethnicity.
Progress and Accountability. We utilize a global DE&I dashboard to track the organization’s progress and integrate these metrics as part of our overall corporate strategy and goals. To drive accountability for increasing diverse representation across the organization, we measure representation in three contexts: hiring, retention and promotion. Each business unit evaluates this data and acts as needed to improve overall diversity within its organization. Our executive leaders report their progress through the DE&I Executive Council co-chaired by our Chairman and Chief Executive Officer and our Head of Corporate Sustainability, Inclusion and Social Impact. Our Global Executive DE&I Council is responsible for providing strategic oversight and defining and driving accountability on the global DE&I priorities.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 13

Summary
Our business, financial condition or results of operations may be materially and adversely affected by various risk types and considerations, including market risks, operational risks, credit risks, liquidity risks, regulatory and legal risks, strategic risks, and other risks, including as a result of the following:
Market Risks
•We are dependent on fee-based business for a majority of our revenues, which may be affected adversely by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences.
•Changes in interest rates can affect our earnings negatively.
•Changes in the monetary, trade and other policies of various regulatory authorities, central banks, governments and international agencies may reduce our earnings and affect our growth prospects negatively.
•Macroeconomic conditions and uncertainty in the global economy, including the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
•Declines in the value of securities held in our investment portfolio can affect us negatively.
•Volatility levels and fluctuations in foreign currency exchange rates may affect our earnings.
•Changes in a number of particular market conditions can affect our earnings negatively.
Operational Risks
•Many types of operational risks can affect our earnings negatively.
•Failures of, or disruptions to, our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
•Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or have a negative effect on our earnings in other ways.
•Our dependence on technology, and the need to update frequently our technology infrastructure, exposes us to risks that also can result in losses.
•A failure or circumvention of our controls and procedures could have a material adverse effect on our business, financial condition and results of operations.
•Failure of any of our third-party vendors (or their vendors) to perform can result in losses.
•We are subject to certain risks inherent in operating globally which may affect our business adversely.
•Failure to control our costs and expenses adequately could affect our earnings negatively.
•Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, and global conflicts may have a negative impact on our business and operations.
Credit Risks
•Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings.
•Market volatility and/or weak economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.
•The failure or perceived weakness of any of our significant counterparties could expose us to loss.
•The transition away from LIBOR or changes in the method pursuant to which other interest rate benchmarks are determined could adversely impact our business and results of operations.
Liquidity Risks
•If we do not manage our liquidity effectively, our business could suffer.
•If the Bank is unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations.
•We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.
•Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could affect our borrowing costs, capital costs and liquidity adversely.

14 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Regulatory and Legal Risks
•Failure to comply with regulations and/or supervisory expectations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
•Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry may heighten the challenges we face and make regulatory compliance more difficult and costly.
•We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
•We may be impacted adversely by supervisory and/or regulatory enforcement matters.
•We may fail to set aside adequate reserves for, or otherwise underestimate our liability relating to, pending and threatened claims, with a negative effect on our earnings.
•The ultimate impact on us of the United Kingdom’s withdrawal from the European Union remains uncertain.
•If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could affect our earnings negatively.
Strategic Risks
•If we are not able to attract, retain and motivate personnel, our business could be negatively affected.
•Our operations, businesses and clients could be materially adversely affected by the effects of climate change or concerns related thereto.
•If we do not develop and execute strategic plans successfully, our growth may be impacted negatively.
•We are subject to intense competition in all aspects of our businesses, which could have a negative effect on our ability to maintain satisfactory prices and grow our earnings.
•Damage to our reputation could have a direct and negative effect on our ability to compete, grow and generate revenue.
•We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
•Failure to understand or appreciate fully the risks associated with development or delivery of new product and service offerings may affect our businesses and earnings negatively.
•Our success with large, complex clients requires an understanding of the market and legal, regulatory and accounting standards in various jurisdictions.
•We may take actions to maintain client satisfaction that result in losses or reduced earnings.
Other Risks
•The systems and models we employ to analyze, monitor and mitigate risks, as well as for other business purposes, are inherently limited, may not be effective in all cases and, in any case, cannot eliminate all risks that we face.
•Changes in tax laws and interpretations and tax challenges may affect our earnings negatively.
•Changes in accounting standards may be difficult to predict and could have a material impact on our consolidated financial statements.
•Our ability to return capital to stockholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, applicable provisions of Delaware law, or our failure to pay full and timely dividends on our preferred stock and the terms of our outstanding debt.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 15

Market Risks
We are dependent on fee-based business for a majority of our revenues, which may be affected adversely by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences.
Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. Fees for many of our products and services are based on the market value of assets under management, custody or administration; the volume of transactions processed; securities lending volume and spreads; fees for other services rendered; and in certain businesses, fees calculated as a percentage of our clients’ earnings, all of which may be impacted negatively by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences. For example, downturns in equity markets and decreases in the value of debt-related investments resulting from market disruption, illiquidity or other factors historically have reduced the valuations of the assets we manage or service for others, which generally impacted our earnings negatively. Further, although we do not hold, invest in, or custody cryptocurrency assets, the markets in which they trade are highly volatile and volatility in these markets may impact the markets for other assets that we hold, invest in, or custody, which could also impact our fees or financial condition. Market volatility and/or weak economic conditions also may affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for certain products and services that we provide.
Our earnings also may be affected by poor investment returns or changes in investment preferences driven by factors beyond market volatility or weak economic conditions. Poor absolute or relative investment performance in funds or client accounts that we manage or in investment products that we design or provide may result in declines in the market values of portfolios that we manage and/or administer and may affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. For example, in 2022, outflows we experienced in certain of our products as a result of the impact of weaker markets and relative investment performance adversely impacted our overall fees derived from assets that we manage. Broader changes in investment preferences that lead to less investment in mutual funds or other collective funds, such as the shift in investor preference to lower fee products, could also impact our earnings negatively.
Changes in interest rates can affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In response to rising inflation, the Federal Reserve Board has increased interest rates from historically low levels. While a rising interest rate environment generally has a positive effect on our net interest margin, in some circumstances, a rise in interest rates also may affect us negatively. For example, the recent rapid increases in interest rates has adversely impacted the value of certain of our investment securities, with resultant impacts on our capital, liquidity, and earnings. Additionally, recent higher interest rates have caused, and may in the future cause: market volatility and downturns in equity markets, resulting in a decrease in the valuations of the assets we manage or service for others, which generally impact our earnings negatively; our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower performance, yields and fees; or higher funding costs.
Conversely, low-interest-rate environments generally result in a compressed net interest margin and also have a negative impact on our fees earned on certain of our products. For example, in the past we waived certain fees associated with money market funds due to the low level of short-term interest rates. Low net interest margins and fee waivers each negatively impact our earnings.
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
The monetary, trade and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on economic conditions and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing, and play a role in contributing to or moderating levels of inflation, all of which meaningfully impact our earnings. Recent actions of the Federal Reserve Board and other regulatory authorities have reduced the value of financial instruments we hold and may continue to do so in the future. Further, their policies can affect our borrowers by increasing interest rates or making sources of funding less available, which may

16 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

increase the risk that borrowers fail to repay their loans from us. Changes in monetary, trade and other governmental policies are beyond our control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.
Macroeconomic conditions and uncertainty in the global economy, including the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, international trade policy, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict (including the continuing military conflict involving Ukraine and the Russian Federation), terrorism, political or civil unrest, sovereign debt downgrades or debt crises (including any uncertainty over the U.S. government debt ceiling), public health epidemics or pandemics, the exit or potential exit of one or more countries from the EU, or other geopolitical events. The cumulative effect of uncertain business conditions or economic challenges faced in various foreign markets, including fiscal or monetary concerns, rising inflation and interest rates, economic downturns and the possibility of a recession in some jurisdictions, other economic factors (including changes in foreign currency exchange rates and changes to tax laws or the application or enforcement practices of such laws), or volatility or lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition, and results of operations.
Declines in the value of securities held in our investment portfolio can affect us negatively.
Our investment securities portfolio represents a greater proportion, and our loan and lease portfolios represent a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market values available from third-party sources, have fluctuated, and may continue in the future to fluctuate, as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital, liquidity, and, to the extent we realize losses, earnings. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, market risks have, from time to time, negatively affected the value of securities held in our investment portfolio and in the future we could suffer additional adverse effects as a result of our failure to anticipate and manage these risks properly.
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
In past periods, reductions in the volatility of currency-trading markets, the level of cross-border investing activity, and the demand for borrowing securities or willingness to lend such securities have affected our earnings from activities such as foreign exchange trading and securities lending negatively. If these conditions occur in the future, our earnings from these activities may be affected negatively. In certain of our businesses, such as securities lending, our fee is calculated as a percentage of our clients’ earnings, such that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 17

Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope, some or all of which may be exacerbated by the increase in hybrid and remote working arrangements in recent years, include:
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
•breakdowns in processes; over-reliance on manual processes, which are less scalable, and inherently more prone to error, than automated processes; breakdowns in internal controls or failures of the systems and facilities that support our operations;
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
While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate these risks effectively. We also may fail to identify or fully understand the implications and risks associated with changes in the financial markets or our businesses—particularly as our geographic footprint, product pipeline and client needs and expectations evolve—and consequently fail to enhance our controls and business continuity plans to address those changes in an adequate or timely fashion. If our controls and business continuity plans do not address the factors noted above and operate to mitigate the associated risks successfully, such factors may have a negative impact on our business (including operational resilience), financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand the inherent risk in our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate for our role as a major financial institution. Nonetheless, if we fail to provide the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely. Please see “Other Risks” in this “Risk Factors” section for further description of risks associated with the systems and models we employ to analyze, monitor and mitigate risks.
Failures of, or disruptions to, our technological systems or breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, may result in losses.
Our business is dependent on our and third parties’ information technology systems. Despite our implementation of a variety of security measures, our computer systems, networks, and data could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. Any failure, interruption or breach in the security of our systems could severely disrupt our operations and could subject us to liability claims, harm our reputation, interrupt our operations, or otherwise adversely affect our business, financial condition or results of operations.
Our systems involve the processing, storage and transmission of clients’ and our proprietary and confidential information, and security breaches, including cyber-attacks, could expose us to a risk of theft, loss or other misappropriation of this information. Our security measures may be breached due to the actions of outside parties, employee error, failure of our controls with respect to access to our systems, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary and confidential information, resulting in the theft, loss, destruction, gathering, monitoring, dissemination, or other misappropriation of this information. Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.

18 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Information security and data privacy risks for large financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of internet-based solutions, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and rapidly evolving techniques of hackers, terrorists, organized crime and other external parties, including foreign state actors. If we fail to continue to upgrade our technology infrastructure to ensure effective information security and data privacy relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack and, consequently, subject to significant regulatory penalties and reputational damage. Also, like many large enterprises, in response to the COVID-19 pandemic in recent years, a significant portion of our workforce has shifted to a hybrid work environment that includes a combination of in-office and remote work. The increase in remote work and remote access to our systems, initially driven by the COVID-19 pandemic, also introduces potential vulnerabilities to cyber threats.
The third parties with which we do business also are susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be affected adversely, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business. While we conduct security assessments on third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. In addition, our clients often use personal devices, such as computers, smart phones and tablets, which are particularly vulnerable to loss and theft, as well as third parties with whom they share information used for authentication, to access our systems and manage their accounts, which may heighten the risk of system failures, interruptions or security breaches.
Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private information, and reputational harm. We and our clients have been, and expect to continue to be, subject to a wide variety of cyber-attacks and threats, including computer viruses, ransomware and other malicious code, distributed denial of service attacks, and phishing and vishing attacks, and it is possible that we could suffer material losses resulting from a breach. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, successful cyber-attacks may persist for an extended period of time before being detected. Because any investigation of an information security incident would be inherently unpredictable, the extent of a particular information security incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, clients and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.
We could be the subject of legal claims or proceedings related to security incidents, including regulatory investigations and actions. Further, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients in conjunction with security incidents, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation. Although we maintain insurance coverage in the event of information theft, damage, or destruction from cyber breach incidents, there can be no assurance

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 19

that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate to cover such losses.
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
In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for ourselves that involve very large amounts of money. Failure to manage or mitigate operational risks properly can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Further, remote working and other modified business practices initiated in response to the COVID-19 pandemic, combined with the increasing sophistication and frequency of potential cyber incidents, have heightened our operational and execution risk. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.
Our dependence on technology, and the need to update frequently our technology infrastructure, exposes us to risks that also can result in losses.
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, combined with the increasing sophistication and frequency of potential cyber incidents, we must constantly improve and update our information technology infrastructure. Upgrading, replacing, and modernizing these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational, and operational harm. In some cases, the COVID-19 pandemic has accelerated the transition from traditional to digital financial services and heightened customer expectations in this area, and this transition may require us to invest greater resources in technological advancements. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to, and invest in, changes and advancements in technology and/or to compete for and retain employees with the necessary technical skills and expertise could limit our ability to attract and retain clients, prevent us from offering products and services comparable to those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.
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

20 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our U.S. and non-U.S. business, we are subject to risks of loss from various unfavorable political, economic, legal, public health, or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 34% of our revenue in 2022. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Recently, increased expenses have affected, and a failure to control our costs and expenses in the future as a result of an overall inflationary environment or otherwise could affect, our earnings negatively.
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, global conflicts (including the continuing military conflict involving Ukraine and the Russian Federation) or other similar events have had in the past, or may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, impose significant compliance costs with new financial and economic sanctions regimes, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. For example, in some jurisdictions such as the Russian Federation, local market restrictions, laws, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. When such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other sovereign risk events and/or factors or events beyond our reasonable control that excuse performance under force majeure or other contractual provisions, the risk of loss on such

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 21

cash on deposit may potentially be incurred by us. As of December 31, 2022, we held cash that accumulates in relation to Russian securities with our subcustodian and/or clearing agencies for the benefit of certain clients in our Asset Servicing business which are subject to restrictions which inhibit our ability to access or transfer such deposits, and which amount is expected to increase significantly over time as long as the sanctions and other relevant restrictions remain in effect.
The foregoing or similar events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict. Please see “Strategic Risks” in this “Risk Factors” section for further description of risks associated with climate change.
Credit Risks
Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings.
We evaluate extensions of credit before we make them and provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessments and accurately estimating the impacts of those factors. Allowances that prove to be inadequate may require us to realize increased provisions for credit losses or write down the value of certain assets on our balance sheet, which result in losses and/or increased provisions for credit losses and in turn would affect earnings negatively.
Market volatility and/or weak economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.
Credit risk levels and our earnings can be affected by market volatility and/or weakness in the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality, or a reduced demand for credit. Adverse changes in the financial performance or condition of our borrowers resulting from market volatility and/or weakened economic conditions could impact the borrowers’ abilities to repay outstanding loans, which could in turn impact our financial condition and results of operations negatively.
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
Global regulators have taken steps to discontinue the publication and use of interbank offered rates (each, an IBOR), encourage the development and use of alternative reference rates, and examine the progress regulated entities such as Northern Trust are making to transition from IBORs to alternative reference rates. Publication of 1-week and 2-month USD LIBOR ceased as of December 31, 2021, and publication of the remaining USD LIBOR tenors are expected to continue until June 30, 2023. USD LIBOR historically has been a widely used interest rate benchmark and the reference rate for our floating-rate funding, certain of the products that we own, various lending and securities transactions in which we are involved, and certain of the derivatives that we use to manage our or our clients’ risk.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although the setting of such LIBOR benchmarks may continue to be available, such prohibitions and requirements or any other change in the availability or

22 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

calculation of LIBOR or other interest rate benchmarks may affect adversely the cost or availability of floating-rate funding; the yield on loans or securities held by us; the amounts received and paid on derivative instruments we have entered into; the value of loans, securities, or derivative instruments held by us or our clients, which, in the case of assets held by our clients, could also negatively impact the amount of fees we earn in relation to such assets; the trading market for securities based on LIBOR or other benchmarks; the terms of new loans being made using different or modified reference rates; or our ability to use derivative instruments to manage risk effectively.
Various regulators, industry bodies and other market participants in the United States and other countries have developed and continue to refine alternative rate benchmarks for various financial products. While there is no consensus on what rate or rates may become accepted by market participants as alternatives to LIBOR for new contracts after LIBOR publication ceases, a group of large banks and the Alternative Reference Rate Committee (ARRC) identified, and the Federal Reserve Bank of New York in May 2018 started to publish, the Secured Overnight Finance Rate (SOFR) as its preferred alternative to LIBOR. The Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) signed into law in March 2022, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. In December 2022, the Federal Reserve Board adopted a final rule implementing the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. SOFR has different characteristics than LIBOR and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments; therefore, it is unclear the extent to which SOFR will become a widely accepted replacement for LIBOR.
We are working to facilitate an orderly transition from USD LIBOR to alternative interest rate benchmarks for us and our clients and, in accordance with guidance from U.S. regulators, including the Federal Reserve Board, we stopped offering USD LIBOR in new contracts and began offering SOFR as an alternative to USD LIBOR in 2021. While some existing USD LIBOR loans will mature or be prepaid, a portion of our loans will remain and potentially require us to name a replacement index before June 30, 2023, the date USD LIBOR ceases. We are currently in the process of evaluating all such transitions. The language in our USD LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give a party discretion to determine the substitute index or indices for the calculation of interest rates to be selected. Additionally, the transition to alternative rates may change our market risk profile, requiring changes to risk and pricing models. While some instruments may contemplate a scenario where LIBOR is no longer available by providing an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. There continues to be uncertainty regarding the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks. Further, the transition away from the use of LIBOR and the adoption of alternative interest rate benchmarks, and uncertainty related to any such transition or adoption, has caused, and may in the future cause, us to recognize additional costs. It may also cause us to experience operational disruptions or result in client disputes or litigation, which may negatively impact our business, financial condition or results of operations.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 23

If the Bank is unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations.
The Corporation is a legal entity separate and distinct from the Bank and the Corporation’s other subsidiaries. The Corporation relies in large part on dividends paid to it by the Bank to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the Corporation’s other subsidiaries can supply funds to the Corporation by dividend or otherwise. Dividend payments by the Bank to the Corporation in the future will require continued generation of earnings by the Bank and could require regulatory approval under certain circumstances. For more information on dividend restrictions, see “Supervision and Regulation—Payment of Dividends” in Item 1, “Business.”
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

24 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry may heighten the challenges we face and make regulatory compliance more difficult and costly.
Various regulatory bodies have demonstrated heightened enforcement scrutiny of financial institutions through many regulatory initiatives. These initiatives have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a compliance violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. Governments and regulatory agencies may take further actions to change significantly the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. We cannot currently predict the impact, if any, of these changes to our business. Additionally, governments and regulators may take actions that increase intervention in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and these likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Any such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully, and also may impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible legislative or regulatory changes and the extent of regulatory activity is uncertain and difficult to predict.
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
In the ordinary course of our business, we are subject to various governmental enforcement inquiries, supervisory examinations, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be directed specifically at us. In conjunction with both supervisory and enforcement matters, we may face limits on our ability to conduct or expand our business, be required to implement corrective actions that increase the costs of conducting business, or become subject to civil or criminal penalties or other remedial sanctions, any of which could result in reputational damage or otherwise have an adverse impact on us. For example, the current U.S. presidential administration, or future administrations, could support an enhanced regulatory enforcement agenda or propose new regulations that impose greater costs on financial services companies. Any such heightened enforcement activity or new regulations could have a material adverse effect on our business, financial condition and results of operations.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 25

The ultimate impact on us of the United Kingdom’s withdrawal from the European Union remains uncertain.
While the UK’s withdrawal from the EU, commonly referred to as “Brexit,” officially became effective on December 31, 2020, certain items remain to be negotiated; therefore, the final impact remains uncertain. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that entered into force on May 1, 2021. While the trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, it generally does not address the regulation of financial services. Instead, in March 2021, the UK and the EU agreed upon a framework for voluntary regulatory cooperation and dialogue on financial services issues between the parties in a memorandum of understanding, which is expected to be signed after certain formal steps are completed, although this has not yet occurred.
Consequently, the ultimate impact of Brexit on the Corporation and the Bank remains uncertain and will depend on the terms of the post-Brexit relationships that remain to be negotiated between the UK and other EU nations, particularly in the area of financial services. We have incurred, and may in the future continue to incur, costs associated with Brexit planning measures, while unforeseen political, regulatory, or other developments related to Brexit, or operational issues associated with any organizational restructuring related thereto, may result in additional costs and disruption to our UK and EU businesses. A failure to agree to a sustainable and practical financial services regulatory relationship between the UK and the EU, whether on the basis of equivalence, mutual recognition or otherwise, could harm our business, financial condition and results of operations. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.
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

26 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Our operations, businesses and clients could be materially adversely affected by the effects of climate change or concerns related thereto.
Risks related to climate change may impact our business, financial condition, and results of operations adversely. The physical risks of climate change include rising average global temperatures, rising sea levels, and an increase in the frequency and severity of extreme weather events. Such developments could disrupt our operations and resilience capabilities, those of our clients, or third parties on which we rely. Further, the consequences of climate change could negatively impact our clients’ ability to pay outstanding loans, reduce the value of collateral, or result in insurance shortfalls.
Climate change could also result in transition risk arising from changes in regulations or market preferences toward a low-carbon economy. Changes in consumer and/or investor preferences, new legislation, and expanded regulatory requirements related to climate risk could adversely impact us or our clients. Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change, including through the development and marketing of effective and competitive new products and services designed to address our clients’ climate risk-related needs. These risks include negative market perception, diminished sales effectiveness and regulatory and litigation consequences associated with greenwashing claims or a failure to execute on our public climate-related commitments or driven by association with individuals, entities, industries or products that may be inconsistent with our stated positions on climate change issues. At the same time, certain financial institutions have also been subject to significant scrutiny by regulatory agencies and government officials and other criticism and negative publicity as a result of their decisions to reduce their involvement in certain industries or projects perceived to be associated with climate change. If we do not identify, quantify, and mitigate such risks successfully, we may experience financial losses, litigation, reputational harm, and losses of investor and stakeholder confidence.
Even as regulators begin to mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third-party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities across the industry to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs, and may subject us to evolving and potentially conflicting requirements in the various jurisdictions in which we operate.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 27

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
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important to our success. Failure to keep pace with our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased cybersecurity and other information technology threats. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

28 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
A significant portion of our business involves providing certain services to large, complex clients which requires an understanding of the market and legal, regulatory and accounting standards in various jurisdictions. Any failure to understand, address or comply with those standards appropriately could affect our growth prospects or affect our reputation negatively. We identify and manage risk through our business strategies and plans and our risk management practices and controls. If we fail to identify and manage significant risks successfully, we could incur financial loss, suffer damage to our reputation that could restrict our ability to grow or conduct business profitably, or become subject to regulatory penalties or constraints that could limit some of our activities or make them significantly more expensive. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to understand fully the implications of changes in legal or regulatory requirements, our businesses or the financial markets or fail to enhance our risk framework to address those changes in a timely fashion. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, legal and regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations. These risks are magnified as client requirements become more complex and as our increasingly global business requires end-to-end management of operational and other processes across multiple time zones and many inter-related products and services.

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
We use various systems and models in analyzing and monitoring several risk categories, as well as for other business purposes. While we assess and improve these systems and models on an ongoing basis, there can be no assurance that they, along with other related controls, will effectively mitigate risk under all circumstances, or that they will adequately mitigate any risk or loss to us. As with any systems and models, there are inherent limitations because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to quantify accurately the magnitude of the risks we face or they may not be effective against all types of risk, including risks that are unidentified or unanticipated. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which ultimately could have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss or noncompliance with regulatory requirements or expectations.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 29

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
Additionally, on October 19, 2021, we announced that our Board authorized a share repurchase program to repurchase up to 25.0 million shares of the Corporation’s outstanding common stock. The Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. The Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022. There have been recent proposals to significantly increase this excise tax rate. Any such material increases may impact our future strategies relating to the return of capital to our shareholders, including the size of, or execution against, current or future repurchase programs related to shares of our common stock.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

30 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building is one office building in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 25 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in five facilities: a leased facility at 333 South Wabash Avenue in Chicago; a leased facility in Tempe, Arizona; and one leased and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from four facilities in India, two facilities in Ireland, and one facility in the Philippines, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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
ITEM 3 – LEGAL PROCEEDINGS
The information presented under the caption “Legal Proceedings” in Note 25, “Commitments and Contingent Liabilities,” included under Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 31

SUPPLEMENTAL ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information with regard to each executive officer of the Corporation.

Michael G. O’Grady - Mr. O’Grady, age 57, joined Northern Trust in 2011 and has served as Chairman of the Board since 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.
Lauren E. Allnutt - Ms. Allnutt, age 46, joined Northern Trust in 2008 and has served as an Executive Vice President since 2020 and as Controller since 2019. Prior to that, Ms. Allnutt served as manager of Global Financial Control from 2014 to 2019 and led International Accounting Policy and Control from 2013 to 2014.
Peter B. Cherecwich - Mr. Cherecwich, age 58, joined Northern Trust in 2007 and has served as Executive Vice President and President of Asset Servicing since 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.
Steven L. Fradkin - Mr. Fradkin, age 61, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. From 2004 to 2009, he served as Chief Financial Officer.
Mark C. Gossett - Mr. Gossett, age 61, joined Northern Trust in 1983 and has served as Executive Vice President and Chief Risk Officer since 2020. Prior to that, Mr. Gossett served as Chief Credit Officer and Head of Market and Liquidity Risk from 2014 to 2020 and as Co-Head of Global Foreign Exchange from 2012 to 2014. Mr. Gossett also previously served as the Chief Risk Officer of Asset Management from 2009 to 2012 and as the Chief Operating Officer of Asset Management from 2005 to 2009.
Susan C. Levy - Ms. Levy, age 65, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time. Ms. Levy also previously served as Corporate Secretary from 2018 to 2021. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.
Teresa A. Parker - Ms. Parker, age 62, joined Northern Trust in 1982 and has served as Executive Vice President and President of Europe, Middle East and Africa since 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for the Asia-Pacific region.
Thomas A. South - Mr. South, age 53, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.
Alexandria Taylor - Ms. Taylor, age 40, joined Northern Trust as Executive Vice President and Chief Human Resources Officer in October 2022. Prior to joining Northern Trust, Ms. Taylor spent nearly two decades at Bank of America based in New York City where she was the head of Human Resources for corporate, institutional and wealth management businesses. She also oversaw the team responsible for Global Human Resources regulatory relations. Prior to that, Ms. Taylor held positions of increasing responsibility and complexity at Bank of America.
Jason J. Tyler - Mr. Tyler, age 51, joined Northern Trust in 2011 and has served as Executive Vice President and Chief Financial Officer since 2020. Prior to that, Mr. Tyler served as Chief Financial Officer of Wealth Management from 2018 to 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

32 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,545 shareholders of record as of January 31, 2023.
The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2022.

TABLE 3: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2022

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2022	—	$—	—	25,000,000
November 1 - 30, 2022	—	—	—	25,000,000
December 1 - 31, 2022	—	—	—	25,000,000
Total (Fourth Quarter)	—	$—	—	25,000,000

On October 19, 2021, the Corporation announced a share repurchase program under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. For more information, please refer to Note 14, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 33

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2022. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2017 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on
December 31, 2017 with Reinvestment of Dividends

Five-Year Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
Northern Trust
S&P 500
KBW Bank Index

	DECEMBER 31,
	2017	2018	2019	2020	2021	2022
Northern Trust	$100	$85	$112	$101	$133	$102
S&P 500	100	96	126	149	192	157
KBW Bank Index	100	82	112	100	139	109

ITEM 6 – [RESERVED]

34 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2022. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
BUSINESS OVERVIEW
The Corporation is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Asset Servicing and Wealth Management. During the first quarter of 2022, the Corporation changed the name of its Corporate & Institutional Services segment to “Asset Servicing.” Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business.
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (the Bank). The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 25 U.S. states and Washington, D.C., and across 23 locations in Canada, Europe, the Middle East and the Asia-Pacific region. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms refers to the Corporation and its subsidiaries on a consolidated basis.
FINANCIAL OVERVIEW
TABLE 4: FINANCIAL HIGHLIGHTS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Noninterest Income	$4,874.0	$5,081.8	$4,657.6
Net Interest Income	1,887.2	1,382.7	1,443.2
Total Revenue	$6,761.2	$6,464.5	$6,100.8
Provision for Credit Losses	12.0	(81.5)	125.0
Noninterest Expense	4,982.9	4,535.9	4,348.2
Income before Income Taxes	$1,766.3	$2,010.1	$1,627.6
Provision for Income Taxes	430.3	464.8	418.3
Net Income	$1,336.0	$1,545.3	$1,209.3
Preferred Stock Dividends	41.8	41.8	56.2
Net Income Applicable to Common Stock	$1,294.2	$1,503.5	$1,153.1
PER COMMON SHARE
Net Income – Basic	$6.16	$7.16	$5.48
– Diluted	6.14	7.14	5.46
Cash Dividends Declared Per Common Share	2.90	2.80	2.80
Book Value – End of Period (EOP)	49.78	53.58	51.87
Market Price – EOP	88.49	119.61	93.14
SELECTED RATIOS AND METRICS
Return on Average Common Equity	12.7%	13.9%	11.2%
Return on Average Assets	0.88	0.99	0.88
Dividend Payout Ratio	47.2	39.2	51.3
Average Stockholders’ Equity to Average Assets	7.3	7.5	8.2

Net Income decreased $209.3 million, or 14%, to $1.34 billion in 2022 from $1.55 billion in 2021. Earnings per diluted common share was $6.14 in 2022 compared to $7.14 in 2021. Return on average common equity decreased to 12.7% in 2022 from 13.9% in 2021. Included in Net Income were impacts from the changes in monetary policy implemented by the Federal Reserve Board to address inflation, which positively impacted Net Interest Income while dampening equity market

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
indices, adversely impacting fees earned based on market values. Trust, Investment and Other Servicing Fees increased 2% in 2022, as compared to a 9% increase in 2021. The impacts of tightening in the labor market is reflected in our Compensation expense. Inflationary pressures were also reflected in higher Equipment and Software and Outside Services expense. Results in 2022 also included $213.0 million of pre-tax losses recognized in conjunction with an intent to sell certain available for sale debt securities, $44.1 million of pre-tax pension settlement charges, $32.0 million of pre-tax severance-related charges, and $14.0 million of pre-tax occupancy charges related to early lease exits.
Revenue increased $296.7 million to $6.76 billion in 2022 from $6.46 billion in the prior year, primarily driven by increases in Net Interest Income of 36% and Trust, Investment and Other Servicing Fees of 2%, partially offset by increased investment securities losses and a decrease in Other Operating Income of 22%. Beginning in 2022, Trust, Investment and Other Servicing Fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. This change resulted in no impact to Net Income. The accounting reclassification increased Trust, Investment and Other Servicing Fees in the current year by $65.6 million, with a $25.6 million decrease in Other Operating Income and a $40.0 million increase in Other Operating Expense. The classification changes are considered by the Corporation’s management to be a better representation of the underlying nature of the business as they are directly tied to client asset levels and the related services are more akin to our core service offerings. Prior-year amounts have not been reclassified.
Client AUC/A decreased 16% from $16.25 trillion as of December 31, 2021 to $13.60 trillion as of December 31, 2022, primarily reflecting unfavorable markets and unfavorable currency translation. Client assets under custody, a component of AUC/A, decreased 16% from $12.61 trillion as of December 31, 2021 to $10.60 trillion as of December 31, 2022. Client assets under custody included $6.91 trillion of global custody assets as of December 31, 2022, which decreased 16% from $8.24 trillion as of December 31, 2021. Client assets under management decreased 22% to $1.25 trillion as of December 31, 2022 from $1.61 trillion as of December 31, 2021 due to net outflows, unfavorable markets and unfavorable currency translation.
The Provision for Credit Losses in 2022 was $12.0 million as compared to a release of credit reserves of $81.5 million in 2021. The provision during 2022 was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase was driven by weaker macroeconomic conditions and portfolio growth, partially offset by improvements in credit quality. The increase in the collective basis reserve was primarily reflected in the commercial real estate and commercial and institutional portfolios. The prior-year release of credit reserves primarily reflected a decrease in the reserve evaluated on a collective basis, driven by improvements in projected economic conditions at the time and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio.
Noninterest Expense of $4.98 billion in 2022 increased $447.0 million, or 10%, from $4.54 billion in 2021, primarily reflecting increased Compensation, Equipment and Software, Other Operating Expense and Outside Services.
The Provision for Income Taxes in 2022 totaled $430.3 million, representing an effective tax rate of 24.4%. The Provision for Income Taxes in 2021 totaled $464.8 million, representing an effective tax rate of 23.1%. The increase in the effective tax rate was primarily driven by a higher net impact from international operations, including limitations on the U.S. foreign tax credit and reserves for uncertain tax positions, partially offset by increased tax benefits from tax-credit investments and tax-exempt income.
Northern Trust continued to maintain a strong capital position during 2022, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. For additional information, please refer to the “Capital Management” section.
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2022 compared to 2021. For a discussion related to the consolidated results of operations for 2021 compared to 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 28, 2022.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.
Revenue in 2022 of $6.76 billion increased $296.7 million, or 5%, from $6.46 billion in 2021. Noninterest Income represented 72% and 79% of total revenue in 2022 and 2021, respectively, and totaled $4.87 billion in 2022, which decreased $207.8 million, or 4%, from $5.08 billion in 2021.

36 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Income in 2022 decreased primarily due to increased investment securities losses and lower Other Operating Income, partially offset by higher Trust, Investment and Other Servicing Fees. Investment Security Gains (Losses), net of $214.0 million of losses in 2022 increased $213.7 million from $0.3 million of losses in 2021 primarily due to a $213 million loss arising from an intent to sell certain available for sale debt securities, which were sold in January 2023. Other Operating Income of $191.3 million in 2022 decreased $52.6 million, or 22%, from $243.9 million in the prior year, primarily due to lower miscellaneous income, the accounting reclassification, and gains from property sales in the prior-year, partially offset by increased income related to a bank-owned life insurance program. Trust, Investment and Other Servicing Fees of $4.43 billion in 2022 increased $71.5 million, or 2%, from $4.36 billion in 2021, primarily due to lower money market fee waivers, the accounting reclassification and new business, partially offset by unfavorable markets and unfavorable currency translation.
Net Interest Income on a fully taxable equivalent (FTE) basis in 2022 of $1.93 billion increased $514.5 million, or 36%, from $1.42 billion in 2021, due to higher average interest rates and favorable balance sheet mix shift. The net interest margin on an FTE basis increased to 1.39% in 2022 from 0.99% in 2021, primarily due to higher average interest rates and favorable balance sheet mix shift. Average earning assets decreased $5.0 billion, or 3%, from $143.9 billion in 2021 to $138.8 billion in 2022, primarily reflecting lower levels of Securities and short-term interest bearing deposits, partially offset by higher levels of Loans.
Additional information regarding Northern Trust’s revenue by type is provided in the following table.

TABLE 5: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0
Foreign Exchange Trading Income	288.6	292.6	290.4
Treasury Management Fees	39.3	44.3	45.4
Security Commissions and Trading Income	136.2	140.2	133.2
Other Operating Income	191.3	243.9	194.0
Investment Security Gains (Losses), net	(214.0)	(0.3)	(0.4)
Total Noninterest Income	$4,874.0	$5,081.8	$4,657.6
Net Interest Income(1)	1,887.2	1,382.7	1,443.2
Total Revenue	$6,761.2	$6,464.5	$6,100.8
(1) Net Interest Income stated on a GAAP basis. Net Interest Income on an FTE basis includes FTE adjustments of $45.6 million, $35.6 million, and $34.4 million for 2022, 2021, and 2020, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees were $4.43 billion in 2022 compared with $4.36 billion in 2021, and are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.
Northern Trust voluntarily waived $64.2 million of money market fund fees in 2022 and $287.8 million of money market fund fees in 2021.
Beginning in 2022, Trust, Investment and Other Servicing Fees were impacted by the change in classification of certain fees that were previously recorded in Other Operating Income or as a reduction of Other Operating Expense. The accounting reclassification increased Trust, Investment and Other Servicing Fees in the current year by $65.6 million, with a $25.6 million decrease in Other Operating Income and a $40.0 million increase in Other Operating Expense. Prior-year amounts have not been reclassified.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of Trust, Investment and Other Servicing Fees are provided in the following table.

TABLE 6: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,700.1	$1,818.8	$1,586.1	(7)%	15%
Investment Management	555.1	443.5	511.1	25	(13)
Securities Lending	81.4	76.7	88.0	6	(13)
Other	159.7	148.3	136.4	8	9
Total Asset Servicing Trust, Investment and Other Servicing Fees	$2,496.3	$2,487.3	$2,321.6	—%	7%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$692.6	$698.7	$607.3	(1)%	15%
East	504.0	509.3	442.1	(1)	15
West	382.1	380.2	337.7	—	13
Global Family Office	357.6	285.6	286.3	25	—
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,936.3	$1,873.8	$1,673.4	3%	12%
Total Consolidated Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0	2%	9%

Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and Fund Administration fees, the largest component of Asset Servicing fees, are driven primarily by values of client AUC/A, transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client assets under management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
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
Custody and Fund Administration fees decreased in 2022 from 2021 primarily due to unfavorable currency translation and unfavorable markets. Investment Management fees in 2022 increased from 2021 primarily due to lower money market fund fee waivers, partially offset by asset outflows, unfavorable currency translation and unfavorable markets. Other Trust, Investment and Other Servicing Fees increased in 2022 from 2021 primarily due to the accounting reclassification.
The following tables provide a breakdown of the Asset Servicing assets under custody and under management.

TABLE 7: ASSET SERVICING ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
North America	$5,703.1	$6,566.4	$5,746.4	(13)%	14%
Europe, Middle East, and Africa	3,037.6	3,894.3	3,478.2	(22)	12
Asia Pacific	823.3	898.5	976.2	(8)	(8)
Securities Lending	148.3	195.6	186.9	(24)	5
Total Assets Under Custody	$9,712.3	$11,554.8	$10,387.7	(16)%	11%

38 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 8: ASSET SERVICING ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
North America	$586.0	$789.2	$676.8	(26)%	17%
Europe, Middle East, and Africa	121.3	148.5	143.5	(18)	4
Asia Pacific	42.5	57.7	50.3	(26)	15
Securities Lending	148.3	195.6	186.9	(24)	5
Total Assets Under Management	$898.1	$1,191.0	$1,057.5	(25)%	13%

Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $148.3 billion and $195.6 billion at December 31, 2022 and 2021, respectively.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) decreased in 2022 from 2021 primarily due to unfavorable markets, partially offset by lower money market fund fee waivers. Global Family Office fee income increased primarily due to lower money market fund fee waivers and new business. The following tables provide a summary of Wealth Management assets under custody and under management.

TABLE 9: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
Global Family Office	$614.9	$742.6	$600.7	(17)%	24%
Central	124.2	139.1	120.0	(11)	16
East	92.0	105.0	89.1	(12)	18
West	61.2	70.8	65.3	(13)	8
Total Assets Under Custody	$892.3	$1,057.5	$875.1	(16)%	21%

TABLE 10: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
Global Family Office	$119.9	$144.9	$114.0	(17)%	27%
Central	110.2	128.7	109.3	(14)	18
East	71.4	84.5	73.3	(16)	15
West	49.9	58.0	51.2	(14)	13
Total Assets Under Management	$351.4	$416.1	$347.8	(16)%	20%

The Wealth Management regions shown are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York, Pennsylvania, and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas, and Washington. Global Family Office provides customized services, including but not limited to investment consulting, global custody, fiduciary, and private banking, to meet the complex financial needs of ultra-high-net-worth individuals and family offices across the globe.

Market Indices
The following tables present selected market indices and the percentage changes year over year to provide context regarding equity and fixed income market impacts on the Corporation’s results.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 11: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2022	2021	CHANGE	2022	2021	CHANGE
S&P 500	4,101	4,271	(4)%	3,840	4,766	(19)%
MSCI EAFE (U.S. dollars)	1,976	2,289	(14)	1,944	2,336	(17)
MSCI EAFE (local currency)	1,249	1,294	(4)	1,232	1,362	(10)

TABLE 12: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2022	2021	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,049	2,355	(13)%
Barclays Capital Global Aggregate Bond Index	446	532	(16)

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
At December 31, 2022, AUC/A decreased from December 31, 2021, primarily reflecting unfavorable markets and unfavorable currency translation. Assets under custody, a component of AUC/A, at December 31, 2022, decreased from December 31, 2021 and included $6.91 trillion of global custody assets compared to $8.24 trillion at December 31, 2021.

The following table presents AUC/A by reporting segment.

TABLE 13: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 /2021	2021 /2020
Asset Servicing	$12,705.5	$15,183.2	$13,653.1	(16)%	11%
Wealth Management	898.5	1,065.6	879.4	(16)	21
Total Assets Under Custody/Administration	$13,604.0	$16,248.8	$14,532.5	(16)%	12%

The following table presents assets under custody, a component of AUC/A, by reporting segment.

TABLE 14: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 /2021	2021 / 2020
Asset Servicing	$9,712.3	$11,554.8	$10,387.7	(16)%	11%
Wealth Management	892.3	1,057.5	875.1	(16)	21
Total Assets Under Custody	$10,604.6	$12,612.3	$11,262.8	(16)%	12%

Consolidated assets under custody decreased from the prior year, primarily reflecting unfavorable markets and unfavorable currency translation.

40 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.

TABLE 15: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2022			2021			2020
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	44%	56%	45%	47%	61%	48%	46%	62%	47%
Fixed Income Securities	33	15	32	35	13	33	36	15	34
Cash and Other Assets	21	29	22	16	26	17	16	23	17
Securities Lending Collateral	2	—	1	2	—	2	2	—	2

The following table presents Northern Trust’s assets under custody by investment type.

TABLE 16: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
Equities	$4,810.7	$6,049.1	$5,293.9	(20)%	14%
Fixed Income Securities	3,386.1	4,139.6	3,870.9	(18)	7
Cash and Other Assets	2,259.5	2,228.0	1,911.1	1	17
Securities Lending Collateral	148.3	195.6	186.9	(24)	5
Total Assets Under Custody	$10,604.6	$12,612.3	$11,262.8	(16)%	12%

The following table presents Northern Trust’s assets under management by reporting segment.

TABLE 17: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
Asset Servicing	$898.1	$1,191.0	$1,057.5	(25)%	13%
Wealth Management	351.4	416.1	347.8	(16)	20
Total Assets Under Management	$1,249.5	$1,607.1	$1,405.3	(22)%	14%

Assets under management at the end of 2022 decreased from 2021. The decrease primarily reflected net outflows, unfavorable markets and unfavorable currency translation.

The following tables present the investment allocation and management style of Northern Trust’s assets under management by reporting segment.

TABLE 18: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2022			2021			2020
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	54%	53%	54%	53%	55%	53%	52%	52%	52%
Fixed Income Securities	12	23	15	11	20	13	11	25	15
Cash and Other Assets	17	24	19	20	25	22	19	23	20
Securities Lending Collateral	17	—	12	16	—	12	18	—	13

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 19: ASSETS UNDER MANAGEMENT BY MANAGEMENT STYLE

	DECEMBER 31,
	2022			2021			2020
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Index	62%	23%	51%	60%	24%	50%	58%	24%	50%
Active	35	37	36	37	39	38	38	39	38
Multi-Manager	3	10	5	3	9	5	4	8	5
Other	—	30	8	—	28	7	—	29	7

Other Noninterest Income
The components of Other Noninterest Income, and a discussion of significant changes during 2022 and 2021, are provided below.

TABLE 20: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Foreign Exchange Trading Income	$288.6	$292.6	$290.4	(1)%	1%
Treasury Management Fees	39.3	44.3	45.4	(11)	(3)
Security Commissions and Trading Income	136.2	140.2	133.2	(3)	5
Other Operating Income	191.3	243.9	194.0	(22)	26
Investment Security Gains (Losses), net	(214.0)	(0.3)	(0.4)	N/M	N/M
Total Other Noninterest Income	$441.4	$720.7	$662.6	(39)%	9%
Beginning in 2022, Other Operating Income was impacted by the change in classification of certain fees to Trust, Investment and Other Servicing Fees. The impact to Other Operating Income in the current year was a decrease of $25.6 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees. Prior-year amounts have not been reclassified.
Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign Exchange Trading Income in 2022 decreased from 2021, primarily driven by lower foreign exchange swap activity in Treasury, partially offset by higher client volumes.

Treasury Management Fees
Treasury Management Fees, generated from cash and treasury management products and services provided to clients, in 2022 decreased from 2021, primarily due to an increase in the earnings credit rate applied to client balances.

Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., in 2022 decreased from 2021, primarily driven by lower interest rate swap activity and lower bond underwriting referral fees, partially offset by higher revenue from core brokerage.

Other Operating Income
Other Operating Income in 2022 decreased from 2021 primarily due to lower miscellaneous income, the accounting reclassification, and gains from property sales in the prior-year, partially offset by increased income related to a bank-owned life insurance program.
Please refer to Note 19, “Other Operating Income” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating income.

42 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Security Gains (Losses), Net
Investment Security Gains (Losses), net included a $213.0 million loss arising from an intent to sell $2.1 billion of available for sale debt securities, which were sold in January 2023 as part of a balance sheet repositioning.
Please refer to Note 34, “Subsequent Event” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to the January 2023 sale of the available for sale debt securities.

Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets — including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due from and Deposits with Banks, Federal Reserve and Other Central Bank Deposits, Securities, Loans and Leases, and Other Interest-Earning Assets — are financed by a large base of interest-bearing funds that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets also are funded by noninterest-related funds, which include demand deposits and Stockholders’ Equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 21: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)(1)

	2022			2021			2020
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
INTEREST-EARNING ASSETS
Federal Reserve and Other Central Bank Deposits	$472.0	$36,248.8	1.30%	$11.3	$39,028.2	0.03%	$28.8	$27,904.2	0.10%
Interest-Bearing Due from and Deposits with Banks(2)	46.6	4,192.5	1.11	9.1	5,779.7	0.16	22.4	5,400.8	0.41
Federal Funds Sold	0.1	5.5	3.22	—	0.1	0.41	—	2.3	1.37
Securities Purchased under Agreements to Resell(3)	103.7	1,071.2	9.68	3.5	1,067.4	0.33	3.9	1,253.1	0.31
Debt Securities
Available For Sale	612.8	32,060.2	1.91	497.6	38,986.9	1.28	720.2	40,642.7	1.77
Held To Maturity	289.5	22,970.0	1.26	164.3	20,617.0	0.80	85.0	14,353.3	0.59
Trading Account	0.4	12.1	3.84	—	0.6	1.59	—	1.1	3.27
Total Debt Securities	902.7	55,042.3	1.64	661.9	59,604.5	1.11	805.2	54,997.1	1.46
Loans and Leases(4)	1,348.0	41,030.6	3.28	715.6	37,207.5	1.92	778.5	33,498.8	2.32
Other Interest-Earning Assets(5)	50.2	1,248.1	4.03	40.7	1,185.6	3.43	39.1	1,076.6	3.63
Total Interest-Earning Assets	2,923.3	138,839.0	2.11	1,442.1	143,873.0	1.00	1,677.9	124,132.9	1.35
Cash and Due from Banks and Other Central Bank Deposits(6)	—	2,069.5	—	—	2,285.9	—	—	2,603.0	—
Other Noninterest-Earning Assets	—	11,643.4	—	—	10,204.3	—	—	10,075.2	—
Total Assets	$—	$152,551.9	—%	$—	$156,363.2	—%	$—	$136,811.1	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$222.3	$30,205.0	0.74%	$12.8	$28,339.0	0.05%	$47.6	$23,396.4	0.20%
Savings Certificates and Other Time	17.8	1,059.7	1.68	4.8	887.2	0.55	16.5	1,266.4	1.30
Non-U.S. Offices – Interest-Bearing	362.7	65,031.3	0.56	(78.9)	69,713.4	(0.11)	(15.7)	60,486.3	(0.03)
Total Interest-Bearing Deposits	602.8	96,296.0	0.63	(61.3)	98,939.6	(0.06)	48.4	85,149.1	0.06
Federal Funds Purchased	34.1	1,407.8	2.43	(0.4)	190.6	(0.19)	2.2	980.9	0.22
Securities Sold under Agreements to Repurchase(3)	90.7	433.6	20.94	0.2	232.0	0.07	1.0	218.3	0.47
Other Borrowings	126.2	5,463.5	2.31	14.2	5,049.8	0.28	45.3	6,401.1	0.71
Senior Notes	92.7	2,756.0	3.36	48.3	2,856.4	1.69	72.7	3,233.8	2.24
Long-Term Debt	44.0	1,258.9	3.49	21.1	1,166.1	1.81	26.5	1,189.2	2.24
Floating Rate Capital Debt	—	—	—	1.7	218.4	0.78	4.2	277.7	1.52
Total Interest-Related Funds	990.5	107,615.8	0.92	23.8	108,652.9	0.02	200.3	97,450.1	0.21
Interest Rate Spread	—	—	1.19	—	—	0.98	—	—	1.14
Demand and Other Noninterest-Bearing Deposits	—	29,296.4	—	—	31,143.5	—	—	23,362.0	—
Other Noninterest-Bearing Liabilities	—	4,558.3	—	—	4,869.8	—	—	4,806.4	—
Stockholders’ Equity	—	11,081.4	—	—	11,697.0	—	—	11,192.6	—
Total Liabilities and Stockholders’ Equity	$—	$152,551.9	—%	$—	$156,363.2	—%	$—	$136,811.1	—%
Net Interest Income/Margin (FTE Adjusted)	$1,932.8	$—	1.39%	$1,418.3	$—	0.99%	$1,477.6	$—	1.19%
Net Interest Income/Margin (Unadjusted)	$1,887.2	$—	1.36%	$1,382.7	$—	0.96%	$1,443.2	$—	1.16%
(1) Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. On the basis of averages, the percentage of total assets attributable to foreign activities was 18%, 19%, and 20% as of December 31, 2022, 2021 and 2020, respectively. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 55%, 58%, and 56% as of December 31, 2022, 2021 and 2020, respectively. For additional information, refer to the Geographic Area Information section of Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $3.6 billion in 2022. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 2.23% in 2022. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 2.27% in 2022. Beginning in the third quarter of 2021, Northern Trust became an approved Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty.
(4) Average balances include nonaccrual loans and leases.
(5) Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
(6) Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits on the consolidated balance sheets.
(7) Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

44 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2022/2021 CHANGE DUE TO			2021/2020 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(0.9)	$461.6	$460.7	$7.8	$(25.3)	$(17.5)
Interest-Bearing Due from and Deposits with Banks	(3.1)	40.6	37.5	1.5	(14.8)	(13.3)
Federal Funds Sold	0.1	—	0.1	—	—	—
Securities Purchased under Agreements to Resell	—	100.2	100.2	(0.6)	0.2	(0.4)
Debt Securities
Available For Sale	(78.2)	193.4	115.2	(6.4)	(216.2)	(222.6)
Held To Maturity	20.6	104.6	125.2	66.1	13.2	79.3
Trading Account	0.4	—	0.4	—	—	—
Total Debt Securities	(57.2)	298.0	240.8	59.7	(203.0)	(143.3)
Loans and Leases	80.1	552.3	632.4	164.0	(226.9)	(62.9)
Other Interest-Earning Assets	$2.2	$7.3	$9.5	$3.9	$(2.3)	$1.6
Total Interest Income	$21.2	$1,460.0	$1,481.2	$236.3	$(472.1)	$(235.8)

Interest-Bearing Deposits
Savings, Money Market and Other	$1.0	$208.5	$209.5	$7.8	$(42.6)	$(34.8)
Savings Certificates and Other Time	1.1	11.9	13.0	(4.0)	(7.7)	(11.7)
Non-U.S. Offices - Interest-Bearing	(3.6)	445.2	441.6	33.4	(96.6)	(63.2)
Total Interest-Bearing Deposits	(1.5)	665.6	664.1	37.2	(146.9)	(109.7)
Federal Funds Purchased	7.7	26.8	34.5	(0.8)	(1.8)	(2.6)
Securities Sold under Agreements to Repurchase	0.2	90.3	90.5	0.1	(0.9)	(0.8)
Other Borrowings	1.3	110.7	112.0	(8.1)	(23.0)	(31.1)
Senior Notes	(1.8)	46.2	44.4	(7.9)	(16.5)	(24.4)
Long-Term Debt	1.8	21.1	22.9	(0.5)	(4.9)	(5.4)
Floating Rate Capital Debt	(1.7)	—	(1.7)	(0.8)	(1.7)	(2.5)
Total Interest Expense	$6.0	$960.7	$966.7	$19.2	$(195.7)	$(176.5)
(Decrease) Increase in Net Interest Income (FTE)	$15.2	$499.3	$514.5	$217.1	$(276.4)	$(59.3)
(1) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $45.6 million in 2022, $35.6 million in 2021 and $34.4 million in 2020. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

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

Net Interest Income in 2022 increased from 2021. Net Interest Income, stated on an FTE basis, increased from 2021, due to a higher net interest margin, partially offset by lower levels of average earning assets. Average earning assets in 2022 decreased from 2021, primarily reflecting lower levels of Securities and short-term interest bearing deposits, partially offset by higher levels of Loans. Funding of the balance sheet reflected lower levels of client deposits, partially offset by higher short-term borrowing activity.
The net interest margin in 2022 increased from 2021. The net interest margin on an FTE basis in 2022 increased from 2021, primarily due to higher average interest rates and favorable balance sheet mix shift.
Federal Reserve and Other Central Bank Deposits averaged $36.2 billion in 2022, which decreased $2.8 billion, or 7%, from $39.0 billion in 2021, due to deposit outflows. Average Securities were $55.0 billion and decreased $4.6 billion, or 8%, from $59.6 billion in 2021. Average Other Interest-Earning Assets include certain community development investments, Federal Home Loan Bank stock, Federal Reserve stock, and collateral deposits with certain securities depositories and clearing houses, of $936.2 million, $149.3 million, $70.0 million, and $44.6 million respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $52.4 billion in 2022 and

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$56.6 billion in 2021. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.6 billion in 2022 and $3.0 billion in 2021. Interest-Bearing Due From and Deposits with Banks averaged $4.2 billion in 2022 and $5.8 billion in 2021.
Loans and Leases averaged $41.0 billion, which increased $3.8 billion, or 10%, from $37.2 billion in 2021, primarily reflecting higher levels of commercial and institutional, non-U.S., commercial real estate, private client and residential real estate loans. Commercial and institutional loans averaged $12.3 billion and increased $1.9 billion, or 18%, from $10.4 billion for 2021. Non-U.S. loans averaged $3.5 billion and increased $946.8 million, or 37%, from $2.5 billion for 2021. Commercial real estate loans averaged $4.4 billion and increased $455.2 million, or 11%, from $4.0 billion for 2021. Private client loans averaged $13.9 billion and increased $191.3 million, or 1%, from $13.7 billion for 2021. Residential real estate loans averaged $6.4 billion and increased $161.9 million, or 3%, from $6.2 billion for 2021.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $2.6 billion, or 3%, to $96.3 billion in 2022 from $98.9 billion in 2021. Average Interest-Related Funds decreased $1.1 billion, or 1%, to $107.6 billion in 2022 from $108.7 billion in 2021. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds decreased $4.0 billion, or 11%, to $31.2 billion in 2022 from $35.2 billion in 2021, primarily resulting from lower levels of Demand and Other Noninterest-Bearing Deposits. Average Demand and Other Noninterest-Bearing Deposits decreased $1.9 billion , or 6%, to $29.3 billion in 2022 from $31.1 billion in 2021. The average rate on total source of funds was 0.70% in 2022 and 0.02% in 2021.
Interest expense for Interest-Bearing Deposits in the current year was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 68% and 70% of total average Interest-Bearing Deposits for the years ended December 31, 2022 and 2021, respectively.

Stockholders’ Equity
Stockholders’ Equity averaged $11.1 billion in 2022, compared with $11.7 billion in 2021. The decrease in average Stockholders’ Equity of $615.6 million, or 5%, was primarily attributable to lower Accumulated Other Comprehensive Income relative to the prior year, partially offset by higher Retained Earnings. During the year ended December 31, 2022, the Corporation, through common stock dividends and repurchase of 311,536 shares of common stock, returned $648.4 million in capital to common stockholders. During the year ended December 31, 2021, the Corporation maintained its quarterly common stock dividend at $0.70 per share and repurchased 2,527,544 shares of common stock, returning $861.5 million in capital to common stockholders.
The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other equity incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulations permit. The 2021 purchases were predominantly made pursuant to the repurchase program authorized by the Board of Directors in July 2018. Please refer to Note 14, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

Provision for Credit Losses
There was a $12.0 million Provision for Credit Losses in 2022, as compared to a release of credit reserves of $81.5 million in 2021. The provision during 2022 was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase was driven by weaker macroeconomic conditions and portfolio growth, partially offset by improvements in credit quality. The increase in the collective basis reserve was primarily reflected in the commercial real estate and commercial and institutional portfolios. The prior-year release of credit reserves primarily reflected a decrease in the reserve evaluated on a collective basis, driven by improvements in projected economic conditions at the time and portfolio credit quality, partially offset by portfolio growth. The decrease in the collective basis reserve was primarily reflected in the commercial and institutional portfolio.
Net recoveries in 2022 totaled $4.2 million resulting from $6.0 million of charge-offs and $10.2 million of recoveries, compared to net recoveries of $6.3 million in 2021 resulting from $0.7 million of charge-offs and $7.0 million of recoveries.
For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.

46 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
Beginning in 2022, Other Operating Expense was impacted by the change in classification of certain amounts previously reported as a reduction of Other Operating Expense to Trust, Investment and Other Servicing Fees. The impact to Other Operating Expense in 2022 was $40.0 million relating to amounts now recorded in Trust, Investment and Other Servicing Fees rather than as a reduction of Other Operating Expense. Prior-year amounts have not been reclassified.
Noninterest Expense for 2022 increased from 2021, primarily reflecting increased Compensation, Equipment and Software, Other Operating Expense and Outside Services. Employee Benefits expense in 2022 included pension settlement charges of $44.1 million as compared to $27.9 million for the U.S. Qualified Plan.

The components of Noninterest Expense and a discussion of significant changes during 2022 and 2021 are provided below.

TABLE 23: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Compensation	$2,248.0	$2,011.0	$1,947.1	12%	3%
Employee Benefits	437.4	431.4	387.7	1	11
Outside Services	880.3	849.4	763.1	4	11
Equipment and Software	838.8	736.3	673.5	14	9
Occupancy	219.1	208.7	230.1	5	(9)
Other Operating Expense	359.3	299.1	346.7	20	(14)
Total Noninterest Expense	$4,982.9	$4,535.9	$4,348.2	10%	4%

Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2022 from 2021, primarily reflecting higher salary expense and equity incentives. The current year reflects $30.4 million of severance-related charges. Staff on a full-time equivalent basis totaled approximately 23,600 at December 31, 2022, up 12% from approximately 21,100 at December 31, 2021.

Employee Benefits
Employee Benefits expense in 2022 increased from 2021, primarily due to higher medical costs and pension settlement charge, partially offset by lower ongoing pension expense associated with a plan remeasurement. There were $44.1 million and $27.9 million of pension settlement charges in 2022 and 2021, respectively.

Outside Services
Outside Services expense in 2022 increased from 2021, primarily due to higher technical services costs and consulting services, partially offset by lower third-party advisory fees.

Equipment and Software
Equipment and Software expense in 2022 increased from 2021, primarily reflecting higher software costs driven by continued technology investments as well as amortization.

Occupancy
Occupancy expense in 2022 increased from 2021, primarily due to a $14.0 million charge related to early lease exits in 2022.

Other Operating Expense
Other Operating Expense in 2022 increased from 2021 primarily due to the accounting reclassification, higher staff-related expense and business promotion, partially offset by lower supplemental compensation plan expense. Please refer to Note 20, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating expenses.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes
The 2022 Provision for Income Taxes was $430.3 million, representing an effective rate of 24.4%. This compares with a Provision for Income Taxes of $464.8 million and an effective rate of 23.1% in 2021. The increase in the effective tax rate was primarily driven by a higher net impact from international operations, including limitations on the U.S. foreign tax credit and reserves for uncertain tax positions, partially offset by increased tax benefits from tax-credit investments and tax-exempt income.
See Note 21, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.
REPORTING SEGMENTS AND RELATED INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2022 compared to 2021. For a discussion related to the consolidated results of operations by reporting segment for 2021 compared to 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, which was filed with the SEC on February 28, 2022.
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

48 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the earnings and average assets for the Corporation.
TABLE 24: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0	2%	9%
Foreign Exchange Trading Income	288.6	292.6	290.4	(1)	1
Other Noninterest Income	152.8	428.1	372.2	(64)	15
Total Noninterest Income	4,874.0	5,081.8	4,657.6	(4)	9
Net Interest Income	1,887.2	1,382.7	1,443.2	36	(4)
Revenue	6,761.2	6,464.5	6,100.8	5	6
Provision for Credit Losses	12.0	(81.5)	125.0	N/M	N/M
Noninterest Expense	4,982.9	4,535.9	4,348.2	10	4
Income before Income Taxes	1,766.3	2,010.1	1,627.6	(12)	24
Provision for Income Taxes	430.3	464.8	418.3	(7)	11
Net Income	$1,336.0	$1,545.3	$1,209.3	(14)%	28%
Average Assets	$152,551.9	$156,363.2	$136,811.1	(2)%	14%
Segment results are stated on an FTE basis which has no impact on Net Income. Net Interest Income on an FTE basis includes FTE adjustments of $45.6 million, $35.6 million, and $34.4 million for 2022, 2021, and 2020, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
Asset Servicing
Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. The following table summarizes the results of operations of Asset Servicing for the years ended December 31, 2022, 2021, and 2020 on a management-reporting basis.

TABLE 25: ASSET SERVICING RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,496.3	$2,487.3	$2,321.6	—%	7%
Foreign Exchange Trading Income	281.0	279.0	276.3	1	1
Other Noninterest Income	250.7	261.2	222.5	(4)	17
Total Noninterest Income	3,028.0	3,027.5	2,820.4	—	7
Net Interest Income(1)	1,072.7	637.2	665.5	68	(4)
Revenue(1)	4,100.7	3,664.7	3,485.9	12	5
Provision for Credit Losses	2.4	(33.8)	38.1	N/M	N/M
Noninterest Expense	3,092.7	2,863.0	2,752.7	8	4
Income before Income Taxes(1)	1,005.6	835.5	695.1	20	20
Provision for Income Taxes(1)	243.2	194.1	174.4	25	11
Net Income	$762.4	$641.4	$520.7	19%	23%
Percentage of Consolidated Net Income	57%	41%	43%
Average Assets	$115,646.4	$120,883.2	$104,790.6	(4)%	15%
(1) Non-GAAP financial measures stated on an FTE basis.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Servicing Net Income
Asset Servicing Net Income increased in 2022 compared to 2021, primarily reflecting higher Net Interest Income and Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense, Provision for Income Taxes, a provision for credit losses compared to a release in the prior year, and lower Other Noninterest Income.

Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

Asset Servicing Other Noninterest Income
Other Noninterest Income for 2022 decreased from 2021, primarily due to lower Other Operating Income and Treasury Management Fees, partially offset by higher Security Commissions and Trading Income.

Asset Servicing Net Interest Income
Net Interest Income on an FTE basis increased in 2022 from 2021, due to a higher net interest margin, partially offset by a decrease in average earning assets. Net interest margin on an FTE basis increased to 1.03% from 0.60%. Average earning assets of $104.8 billion, decreased $6.2 billion, or 6%, from $111.0 billion in the prior year. The earning assets in Asset Servicing consisted primarily of intercompany assets and loans. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $65.0 billion in 2022 as compared to $69.7 billion in 2021.

Asset Servicing Provision for Credit Losses
There was a Provision for Credit Losses of $2.4 million for 2022 compared to a release of credit reserves of $33.8 million for 2021. The 2022 Provision for Credit Losses was primarily due to weaker macroeconomic conditions. The release of credit reserves during 2021 reflected a decrease in the reserve evaluated on a collective basis driven by improvements in projected economic conditions at the time and portfolio credit quality.

Asset Servicing Noninterest Expense
Asset Servicing Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2022 from 2021. The increase primarily reflects higher expense allocations and Compensation expense.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management is one of the largest providers of advisory services in the United States with AUC/A, and assets under management of $898.5 billion, $892.3 billion, and $351.4 billion, respectively, at December 31, 2022. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

50 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2022, 2021, and 2020 on a management-reporting basis.

TABLE 26: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,936.3	$1,873.8	$1,673.4	3%	12%
Foreign Exchange Trading Income	7.6	13.6	14.1	(44)	(4)
Other Noninterest Income	137.7	188.2	168.0	(27)	12
Total Noninterest Income	2,081.6	2,075.6	1,855.5	—	12
Net Interest Income(1)	860.1	781.1	812.1	10	(4)
Revenue(1)	2,941.7	2,856.7	2,667.6	3	7
Provision for Credit Losses	9.6	(47.7)	86.9	N/M	N/M
Noninterest Expense	1,815.5	1,651.1	1,559.7	10	6
Income before Income Taxes(1)	1,116.6	1,253.3	1,021.0	(11)	23
Provision for Income Taxes(1)	310.0	317.0	291.8	(2)	9
Net Income	$806.6	$936.3	$729.2	(14)%	28%
Percentage of Consolidated Net Income	60%	61%	60%
Average Assets	$36,905.5	$35,480.0	$32,020.5	4%	11%
(1) Non-GAAP financial measures stated on an FTE basis.
Wealth Management Net Income
Wealth Management Net Income decreased in 2022, primarily reflecting higher Noninterest Expense, a provision for credit losses compared to a release of credit reserves in the prior year, and lower Other Noninterest Income, partially offset by higher Net Interest Income and Trust, Investment and Other Servicing Fees.

Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

Wealth Management Foreign Exchange Trading Income
Foreign Exchange Trading Income for 2022 decreased from 2021, primarily due to lower allocations.

Wealth Management Other Noninterest Income
Other Noninterest Income for 2022 decreased from 2021, primarily due to lower Other Operating Income due to prior-year gains on property sales and lower allocations.
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2022 increased from 2021, primarily attributable to an increase in earning assets and net interest margin. Net interest margin on an FTE basis increased to 2.53% from 2.47%. Average earning assets of $34.0 billion in 2022, increased $1.2 billion, or 4%, from $32.8 billion in 2021. Earning assets and funding sources for the year ended December 31, 2022 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

Wealth Management Provision for Credit Losses
There was a Provision for Credit Losses of $9.6 million for 2022 compared to a release of credit reserves of $47.7 million in 2021. The Provision for Credit Losses during 2022 was primarily due to an increase in the reserve evaluated on a collective basis, driven by weaker economic conditions and portfolio growth, partially offset by improvements in portfolio quality. The increase in the collective basis reserve was primarily reflected in the commercial and institutional and commercial real estate portfolios. The 2021 release of credit reserves reflected a decrease in the reserve evaluated on a collective basis driven by improvements in projected economic conditions at the time and portfolio credit quality, partially offset by portfolio growth.

Wealth Management Noninterest Expense
Wealth Management Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2022 from 2021. The increase primarily reflects higher expense allocations and Compensation expense.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other
Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are included within Other. The following table summarizes the results of operations of the Other segment for the years ended December 31, 2022, 2021, and 2020 on a management-reporting basis.

TABLE 27: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2022	2021	2020	2022 / 2021	2021 / 2020
Noninterest Income	$(235.6)	$(21.3)	$(18.3)	N/M	N/M
Net Interest Income(1)	—	—	—	N/M	N/M
Revenue(1)	(235.6)	(21.3)	(18.3)	N/M	N/M
Noninterest Expense	74.7	21.8	35.8	N/M	(39)
Income (Loss) before Income Taxes(1)	(310.3)	(43.1)	(54.1)	N/M	N/M
Provision (Benefit) for Income Taxes(1)	(77.3)	(10.7)	(13.5)	N/M	N/M
Net Income	$(233.0)	$(32.4)	$(40.6)	N/M	N/M
Percentage of Consolidated Net Income	(17)%	(2)%	(3)%
Average Assets	$—	$—	$—	N/M	N/M
(1) Non-GAAP financial measures stated on an FTE basis.
Other—Noninterest Income
Noninterest Income in 2022 decreased from 2021 primarily due to a $213.0 million loss recognized in Investment Security Gains (Losses), net on the consolidated statements of income arising from an intent to sell available for sale debt securities, which were sold in January 2023.

Other—Noninterest Expense
Noninterest Expense in 2022 increased from 2021, primarily due to higher non-allocated occupancy expense due to early lease exits and higher pension settlement charges compared to the prior year.

52 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Management
Asset Management, through the Corporation’s various subsidiaries, supports the Asset Servicing and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are allocated fully to Asset Servicing and Wealth Management.
At December 31, 2022, Northern Trust managed $1.25 trillion in assets for personal and institutional clients, including $898.1 billion for Asset Servicing clients and $351.4 billion for Wealth Management clients. The following table presents consolidated assets under management as of December 31, 2022, 2021 and 2020 by investment type.

TABLE 28: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2022	2021	2020	2022 / 2021	2021 / 2020
Equities	$671.3	$856.5	$733.7	(22)%	17%
Fixed Income Securities	186.5	216.1	204.8	(14)	6
Cash and Other Assets	243.4	338.9	279.9	(28)	21
Securities Lending Collateral	148.3	195.6	186.9	(24)	5
Total Assets Under Management	$1,249.5	$1,607.1	$1,405.3	(22)%	14%

Assets under management decreased at year-end 2022 from year-end 2021. The decrease primarily reflected net outflows, unfavorable markets and unfavorable currency translation. The following table presents activity in consolidated assets under management by product during the years ended December 31, 2022, 2021 and 2020.

TABLE 29: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

($ In Billions)	2022	2021	2020
Balance as of January 1	$1,607.1	$1,405.3	$1,231.3
Inflows by Product
Equities	187.7	292.9	193.0
Fixed Income	48.7	63.7	65.0
Cash and Other Assets	643.2	810.2	802.4
Securities Lending Collateral	235.3	270.6	268.8
Total Inflows	1,114.9	1,437.4	1,329.2
Outflows by Product
Equities	(231.9)	(321.0)	(212.6)
Fixed Income	(55.5)	(56.2)	(68.5)
Cash and Other Assets	(743.2)	(745.4)	(746.5)
Securities Lending Collateral	(282.6)	(261.9)	(245.0)
Total Outflows	(1,313.2)	(1,384.5)	(1,272.6)
Net Inflows (Outflows)	(198.3)	52.9	56.6
Market Performance, Currency & Other
Market Performance & Other	(143.0)	159.8	109.1
Currency	(16.3)	(10.9)	8.3
Total Market Performance, Currency & Other	(159.3)	148.9	117.4
Balance as of December 31	$1,249.5	$1,607.1	$1,405.3

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.

TABLE 30: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2022	DECEMBER 31, 2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$40.0	$64.5	$(24.5)	(38)%
Interest-Bearing Due from and Deposits with Banks(1)	4.9	3.9	1.0	28
Securities Purchased under Agreements to Resell	1.1	0.7	0.4	56
Total Securities	51.8	61.6	(9.8)	(16)
Loans and Leases	42.9	40.5	2.4	6
Other Interest-Earning Assets(2)	1.8	1.1	0.7	49
Total Earning Assets	142.5	172.3	(29.8)	(17)
Total Assets	155.0	183.9	(28.9)	(16)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	98.6	111.6	(13.0)	(12)
Demand and Other Noninterest-Bearing Deposits	25.3	48.3	(23.0)	(48)
Federal Funds Purchased	1.9	—	1.9	N/M
Securities Sold under Agreements to Repurchase	0.6	0.5	0.1	7
Other Borrowings	7.6	3.6	4.0	112
Total Stockholders’ Equity	11.3	12.0	(0.7)	(6)
(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)    Other Interest-Earning Assets includes certain community development investments, collateral deposits with certain securities depositories and clearing houses, and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.

TABLE 31: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	TWELVE MONTHS ENDED DECEMBER 31,
($ In Billions)	2022	2021	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$36.2	$39.0	$(2.8)	(7)%
Interest-Bearing Due from and Deposits with Banks(1)	4.2	5.8	(1.6)	(27)
Securities Purchased under Agreements to Resell	1.1	1.1	—	—
Total Securities	55.0	59.6	(4.6)	(8)
Loans and Leases	41.0	37.2	3.8	10
Other Interest-Earning Assets(2)	1.3	1.2	0.1	5
Total Earning Assets	138.8	143.9	(5.1)	(3)
Total Assets	152.6	156.4	(3.8)	(2)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	96.3	98.9	(2.6)	(3)
Demand and Other Noninterest-Bearing Deposits	29.3	31.1	(1.8)	(6)
Federal Funds Purchased	1.4	0.2	1.2	N/M
Securities Sold under Agreements to Repurchase	0.4	0.2	0.2	87
Other Borrowings	5.5	5.0	0.5	8
Total Stockholders’ Equity	11.1	11.7	(0.6)	(5)
(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)    Other Interest-Earning Assets includes certain community development investments, collateral deposits with certain securities depositories and clearing houses, and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.

Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances.

Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. Securities Sold under Agreements to Repurchase are accounted for as collateralized

54 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities Sold under Agreements to Repurchase are held by the counterparty until the repurchase. See Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” Note 25, “Commitments and Contingent Liabilities” and Note 27, “Offsetting of Assets and Liabilities” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for additional information on Northern Trust’s repurchase and reverse repurchase agreements.

Stockholders’ Equity. The decrease in average Stockholders’ Equity was primarily attributable to lower Accumulated Other Comprehensive Income relative to the prior year, partially offset by higher Retained Earnings.
During the year ended December 31, 2022, the Corporation declared cash dividends totaling $613.0 million to common stockholders and repurchased 311,536 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $35.4 million ($113.70 average price per share). During the year ended December 31, 2022, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.
During the year ended December 31, 2021, the Corporation declared cash dividends totaling $593.9 million to common stockholders and repurchased 2,527,544 shares of common stock, including 394,326 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $267.6 million ($105.90 average price per share). During the year ended December 31, 2021, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality

Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's held to maturity (HTM) debt securities and available for sale (AFS) debt securities by security type as of December 31, 2022.

TABLE 32: REMAINING MATURITY AND AVERAGE YIELD OF HELD TO MATURITY AND AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2022
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Held to Maturity Debt Securities
U.S. Government	$50.0	3.32%	$50.0	3.32%	$—	—%	$—	—%	$—	—%	2 mos.
Obligations of States and Political Subdivisions	2,565.3	2.76	36.4	3.28	753.0	3.42	1,325.5	3.32	450.4	3.92	81 mos.
Government Sponsored Agency	9,407.7	1.90	879.8	1.99	2,957.6	2.02	3,629.7	1.80	1,940.6	1.88	81 mos.
Non-U.S. Government	3,234.0	0.45	1,742.3	0.42	1,344.7	0.49	147.0	0.49	—	—	19 mos.
Corporate Debt	713.3	0.36	91.8	0.12	606.4	0.41	15.1	(0.20)	—	—	28 mos.
Covered Bonds	2,530.3	0.85	410.5	1.22	1,699.8	0.88	420.0	0.37	—	—	38 mos.
Certificates of Deposit	35.9	11.88	35.9	11.88	—	—	—	—	—	—	0 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	0.88	1,019.0	1.37	4,554.6	0.81	129.7	(0.23)	—	—	31 mos.
Other Asset-Backed	263.7	1.76	88.6	1.55	102.9	2.08	72.2	1.58	—	—	69 mos.
Other	532.6	1.17	46.5	1.51	301.2	1.22	34.5	2.55	150.4	0.66	104 mos.
Total Held to Maturity Debt Securities	$25,036.1	1.42%	$4,400.8	1.21%	$12,320.2	1.24%	$5,773.7	1.96%	$2,541.4	1.47%	56 mos.
Available for Sale Debt Securities
U.S. Government	$2,747.4	1.87%	$1,574.5	1.72%	$1,172.9	2.08%	$—	—%	$—	—%	20 mos.
Obligations of States and Political Subdivisions	787.6	2.15	—	—	105.5	2.43	646.5	2.10	35.6	2.29	77 mos.
Government Sponsored Agency	11,545.2	3.67	2,404.0	3.60	5,441.7	3.72	2,962.5	3.71	737.0	3.27	48 mos.
Non-U.S. Government	360.0	1.16	101.1	2.61	258.9	0.59	—	—	—	—	31 mos.
Corporate Debt	1,747.6	1.98	551.8	2.41	1,180.3	1.79	14.8	1.20	0.7	1.20	21 mos.
Covered Bonds	388.7	2.89	159.2	3.36	229.5	2.56	—	—	—	—	22 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,479.4	1.96	494.3	2.42	1,802.7	1.89	182.4	1.39	—	—	32 mos.
Other Asset-Backed	5,256.2	3.40	848.6	1.71	3,035.5	3.04	1,219.7	5.24	152.4	5.27	41 mos.
Commercial Mortgage-Backed	1,387.8	3.86	17.5	3.53	1,145.3	4.11	225.0	2.60	—	—	46 mos.
Total Available for Sale Debt Securities	$26,699.9	3.08%	$6,151.0	2.64%	$14,372.3	3.00%	$5,250.9	3.73%	$925.7	3.56%	41 mos.
Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

56 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

TABLE 33: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,747.4	$—	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	136.4	651.2	—	—	—	787.6
Government Sponsored Agency	11,545.2	—	—	—	—	11,545.2
Non-U.S. Government	360.0	—	—	—	—	360.0
Corporate Debt	302.5	462.6	938.7	19.6	24.2	1,747.6
Covered Bonds	367.0	—	21.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,816.3	451.5	211.6	—	—	2,479.4
Other Asset-Backed	5,256.2	—	—	—	—	5,256.2
Commercial Mortgage-Backed	1,387.8	—	—	—	—	1,387.8
Total	$23,918.8	$1,565.3	$1,172.0	$19.6	$24.2	$26,699.9
Percent of Total	90%	6%	4%	—%	—%	100%

	AS OF DECEMBER 31, 2021
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,426.1	$—	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	1,133.2	2,742.9	—	—	—	3,876.1
Government Sponsored Agency	18,075.6	—	—	—	—	18,075.6
Non-U.S. Government	374.0	—	—	—	—	374.0
Corporate Debt	442.0	466.2	1,206.6	29.4	197.5	2,341.7
Covered Bonds	364.1	—	23.5	—	118.0	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,030.9	783.7	230.5	—	—	3,045.1
Other Asset-Backed	5,941.6	—	—	—	—	5,941.6
Commercial Mortgage-Backed	1,424.7	—	—	—	—	1,424.7
Total	$32,212.2	$3,992.8	$1,460.6	$29.4	$315.5	$38,010.5
Percent of Total	84%	11%	4%	—%	1%	100%

As of December 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.

As of December 31, 2021, the 1% of AFS debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of corporate debt securities and covered bonds.

TABLE 34: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AS OF DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%

As of December 31, 2022 and December 31, 2021, 2% and 5%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $3.2 billion at December 31, 2022, compared to net unrealized losses of $187.1 million as of December 31, 2021. Net unrealized losses as of December 31, 2022 were comprised of $9.1 million and $3.2 billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2021 were comprised of $345.1 million and $532.2 million of gross unrealized gains and losses, respectively.
As of December 31, 2022, the $26.7 billion AFS debt securities portfolio had unrealized losses of $351.6 million, $288.1 million, and $157.6 million related to government sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase. As of December 31, 2021, the $38.0 billion AFS debt securities portfolio had unrealized losses of $110.2 million related to government-sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had an unrealized loss of $1.1 billion and $436.1 million related to government sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million and $80.0 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2022, for capital management purposes, the Corporation transferred government sponsored agency and obligation of states and political subdivisions securities that had a fair value of $6.6 billion from the AFS to HTM classification, all of which were transferred in the third quarter of 2022. During the year ended December 31, 2021, the Corporation transferred government sponsored agency securities that had a fair value of $6.9 billion from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in Accumulated Other Comprehensive Income (Loss) (AOCI) and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”

58 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans and Leases
For additional information relating to the loan and leases portfolio, refer to Note 6, “Loans and Leases,” and Note 8, “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”

The following table presents the remaining maturity of loans and leases by segment and class as of December 31, 2022.

TABLE 35: REMAINING MATURITY OF LOANS AND LEASES

	DECEMBER 31, 2022
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$12,415.0	$5,535.5	$6,598.2	$280.9	$0.4
Commercial Real Estate	4,773.0	1,410.9	2,711.1	651.0	—
Other	1,316.5	1,316.5	—	—	—
Personal
Private Client	14,119.0	9,594.8	4,366.8	156.9	0.5
Residential Real Estate	6,413.5	299.6	1,009.8	1,971.3	3,132.8
Other	215.2	215.2	—	—	—
Total U.S.	$39,252.2	$18,372.5	$14,685.9	$3,060.1	$3,133.7
Non-U.S.:
Non-U.S. - Commercial	$3,131.1	$2,833.9	$277.2	$20.0	$—
Non-U.S. - Personal	510.0	316.8	137.0	30.2	26.0
Total Non-U.S.	$3,641.1	$3,150.7	$414.2	$50.2	$26.0
Total Loans and Leases	$42,893.3	$21,523.2	$15,100.1	$3,110.3	$3,159.7
Note: Non-U.S. loans primarily include short duration exposures related to custodied client investments.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 36: INTEREST RATE SENSITIVITY OF LOANS AND LEASES

	DECEMBER 31, 2022
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$317.1	$129.3	$155.7	$31.9	$0.2
Commercial Real Estate	178.8	64.4	104.9	9.5	—
Non-U.S.	26.9	26.9		—	—
Total Commercial	$522.8	$220.6	$260.6	$41.4	$0.2
Personal
Private Client	$395.0	$47.0	$342.5	$5.2	$0.3
Residential Real Estate	783.9	76.0	264.2	414.6	29.1
Non-U.S.	10.0	—	10.0	—	—
Total Personal	$1,188.9	$123.0	$616.7	$419.8	$29.4
Total Fixed Rate	$1,711.7	$343.6	$877.3	$461.2	$29.6
Variable Rate:
Commercial
Commercial and Institutional	$12,097.9	$5,406.3	$6,442.4	$249.0	$0.2
Commercial Real Estate	4,594.2	1,346.5	2,606.3	641.4	—
Non-U.S.	3,104.2	2,807.0	277.2	20.0	—
Other	1,316.5	1,316.5	—	—	—
Total Commercial	$21,112.8	$10,876.3	$9,325.9	$910.4	$0.2
Personal
Private Client	$13,724.0	$9,547.7	$4,024.4	$151.7	$0.2
Residential Real Estate	5,629.6	223.8	745.3	1,556.8	3,103.7
Non-U.S.	500.0	316.6	127.2	30.2	26.0
Other	215.2	215.2	—	—	—
Total Personal	$20,068.8	$10,303.3	$4,896.9	$1,738.7	$3,129.9
Total Variable Rate	$41,181.6	$21,179.6	$14,222.8	$2,649.1	$3,130.1
Total Loans and Leases	$42,893.3	$21,523.2	$15,100.1	$3,110.3	$3,159.7

Nonaccrual Assets and 90 Days Past Due Loans
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiation and renewals. For additional information relating to nonaccrual loans, refer to Note 6, “Loans and Leases,” provided in Item 8, “Financial Statements and Supplementary Data.”

60 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2022 and 2021.

TABLE 37: NONACCRUAL ASSETS

($ In Millions)	DECEMBER 31, 2022		% OF 2022 NONACCRUAL LOANS AND LEASES TO TOTAL NONACCRUAL LOANS AND LEASES	DECEMBER 31, 2021	% OF 2021 NONACCRUAL LOANS AND LEASES TO TOTAL NONACCRUAL LOANS AND LEASES
Nonaccrual Loans and Leases
Commercial
Commercial and Institutional	$17.4		38%	$19.5	16%
Commercial Real Estate	10.2		22%	66.6	54%
Total Commercial	$27.6		60%	$86.1	70%
Personal
Residential Real Estate	$18.3		40%	$36.2	30%
Private Client	—		—%	—	—
Total Personal	$18.3		40%	$36.2	30%
Total Nonaccrual Loans and Leases	45.9			122.3
Other Real Estate Owned	—			3.0
Total Nonaccrual Assets	$45.9			$125.3
90 Day Past Due Loans Still Accruing	$54.2			$28.3
Nonaccrual Loans and Leases to Total Loans and Leases	0.11%			0.30%
Allowance for Credit Losses Assigned to Loans and Leases to Nonaccrual Loans and Leases	3.1	x		1.1x

Nonaccrual assets as of December 31, 2022 decreased from December 31, 2021, primarily in commercial real estate due to two upgrades to performing status and one payoff. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.

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
As of December 31, 2022, the Allowance for Credit Losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $144.3 million, $38.5 million, $16.0 million, and $0.8 million, respectively. As of December 31, 2021, the allowance for credit losses related to loans and leases, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $138.4 million, $34.1 million, $11.2 million, and $1.0 million, respectively. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the years ended December 31, 2022 and 2021 due to charge-offs, recoveries and provisions for credit losses, refer to Note 7, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the net recoveries (charge-offs) to average loans and leases by segment and class at December 31, 2022, 2021, and 2020.

TABLE 38: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS AND LEASES

($ in Millions)	2022	2021	2020
Net Recoveries (Charge-Offs) to Average Loans and Leases
Commercial
Commercial and Institutional	—%	0.01%	0.02%
Commercial Real Estate	0.05	(0.01)	(0.18)
Lease Financing, net(1)	(61.3)	—	—
Total Commercial	(0.02)	—	(0.03)
Personal
Private Client	—	0.01	—
Residential Real Estate	0.11	0.07	0.02
Total Personal	0.03	0.03	—
Total Net Recoveries (Charge-Offs) to Select Average Loans and Leases	0.01%	0.02%	(0.01)%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$0.1	$0.9	$1.8
Commercial Real Estate	2.2	(0.3)	(5.7)
Lease Financing, net	(4.9)	—	—
Total Commercial	(2.6)	0.6	(3.9)
Personal
Private Client	—	1.3	(0.5)
Residential Real Estate	6.8	4.4	1.2
Total Personal	6.8	5.7	0.7
Total Net Recoveries (Charge-Offs)	$4.2	$6.3	$(3.2)
Average Loans and Leases
Commercial
Commercial and Institutional	$12,258.9	$10,428.6	$10,347.1
Commercial Real Estate	4,432.2	3,977.0	3,253.8
Lease Financing, net	8.0	11.2	48.9
Total Select Commercial	16,699.1	14,416.8	13,649.8
Personal
Private Client	13,877.9	13,686.7	11,452.9
Residential Real Estate	6,352.5	6,190.6	6,116.4
Total Select Personal	20,230.4	19,877.3	17,569.3
Total Select Average Loans and Leases	$36,929.5	$34,294.1	$31,219.1
(1) The ratio reflects a charge-off in the third quarter of 2022 in association with a sale of the last lease remaining in Northern Trust’s lease portfolio. As of December 31, 2022, there were no leases outstanding.

Net recoveries (charge-offs) for the following segments were zero and therefore excluded from the above table as the ratio of net recoveries (charge-offs) to average loans and leases is also zero: Other, and Non-U.S. The average loans and leases balances were also not provided in the table for Other and Non-U.S. Total average loans and leases for all loan portfolio categories were $41.0 billion, $37.2 billion, and $33.5 billion for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there were no leases outstanding.
The SEC requires the disclosure of the Allowance for Credit Losses that is applicable to international operations. The disclosure has been prepared in compliance with this disclosure requirement and is used in determining non-U.S. operating performance. The amounts disclosed should not be construed as being the only amounts that are available for non-U.S. loan charge-offs, since the entire Allowance for Credit Losses assigned to Loans and Leases is available to absorb losses on both U.S. and non-U.S. loans. In addition, these amounts are not intended to be indicative of future charge-off trends. Please refer to Table 39 below for the non-U.S. allowance balances.

62 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the allowance evaluated on an individual and collective basis for the loans and leases portfolio by segment and class at December 31, 2022 and 2021.

TABLE 39: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2022		2021
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.4	—%	$10.1	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	57.0	29	50.6	27
Commercial Real Estate	76.5	11	68.2	11
Non-U.S.	8.3	7	7.7	5
Lease Financing, net	—	—	0.4	—
Other	0.3	3	—	2
Total Commercial	142.1	50	126.9	45
Personal
Private Client	11.2	33	11.1	38
Residential Real Estate	18.0	15	23.3	16
Non-U.S.	1.1	1	1.1	1
Other	—	1	—	—
Total Personal	30.3	50	35.5	55
Total Allowance Evaluated on a Collective Basis	$172.4		$162.4
Total Allowance for Credit Losses	$182.8		$172.5
Allowance Assigned to:
Loans and Leases	$144.3		$138.4
Undrawn Commitments and Standby Letters of Credit	38.5		34.1
Total Allowance for Credit Losses	$182.8		$172.5
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.34%		0.34%

Allowance Related to Credit Exposure Evaluated on an Individual Basis: The allowance is determined through an individual evaluation of loans, leases, and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9, that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.
The allowance evaluated on an individual basis for Loans and Leases increased $0.3 million from $10.1 million at December 31, 2021 to $10.4 million at December 31, 2022, primarily attributable to an increase in outstanding loans in the commercial and institutional portfolio, partially offset by a decrease in outstanding loans in the commercial real estate portfolio.

Allowance Related to Credit Exposure Evaluated on a Collective Basis: Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance evaluated on a collective basis for Loans and Leases increased $10.0 million to $172.4 million at December 31, 2022, compared with $162.4 million at December 31, 2021, primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase was driven by weaker macroeconomic conditions and portfolio growth, partially offset by improvements in credit quality. The increase in the collective basis reserve was primarily reflected in the commercial real estate and commercial and institutional portfolios.

Overall Allowance: The evaluation of the reserve evaluated on an individual and collective basis resulted in a total Allowance for Credit Losses of $200.9 million at December 31, 2022, compared with $184.7 million at the end of 2021. The allowance of $144.3 million assigned to Loans and Leases, as a percentage of total Loans and Leases, was 0.34% at December 31, 2022, which increased from a $138.4 million allowance assigned to Loans and Leases, representing 0.34% of total Loans and Leases at December 31, 2021. Allowances assigned to undrawn loan commitments and standby letters of

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
credit totaled $38.5 million and $34.1 million at December 31, 2022 and 2021, respectively, and are included in Other Liabilities on the consolidated balance sheets.
Capital Expenditures
Capital expenditures in 2022 included continued investments to enhance Northern Trust’s software and hardware capabilities, as well as renovation and relocation projects to reduce our real estate footprint and modernize our existing offices for new ways of working. Capital expenditures for 2022 totaled $723.5 million, of which $594.9 million was for software, $84.0 million was for computer hardware, $35.5 million was for building and leasehold improvements, and $9.1 million was for furnishings. These capital expenditures principally support, enhance, and protect Northern Trust’s investment management, asset servicing and wealth management systems and capabilities, with focus on delivering innovative solutions to better serve our clients. Additional capital expenditures committed for technology platforms will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware are charged to Equipment and Software expense. Depreciation on building and leasehold improvements and on furnishings is charged to Occupancy expense and equipment expense, respectively. Capital expenditures for 2021 totaled $515.1 million, of which $419.6 million was for software, $52.6 million was for computer hardware, $40.2 million was for building and leasehold improvements, and $2.7 million was for furnishings.

Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2022. For additional information, refer to Note 12, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 40: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2022
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$572.8	$1,979.9	$2,552.7
Over 3 Months through 6 Months	363.8	5.9	369.7
Over 6 Months through 12 Months	664.0	38.4	702.4
Over 12 Months	97.0	—	97.0
Total	$1,697.6	$2,024.2	$3,721.8

Deposits not insured by the FDIC as of December 31, 2022 and 2021 totaled $116.1 billion and $150.3 billion, respectively. These deposit amounts are derived by adding estimated domestic office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all foreign office deposits. Estimated uninsured domestic office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.

Short-Term Borrowings
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the requirements to net are met. See Note 5, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” Note 25, “Commitments and Contingent Liabilities” and Note 27, “Offsetting of Assets and Liabilities” provided in Item 8, “Financial Statements and Supplementary Data” for additional information on our repurchase and reverse repurchase agreements.

64 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The following tables present selected average assets and liabilities attributable to non-U.S. operations (based on the obligor’s domicile) and the percent of those balances to total consolidated average assets. For additional information refer to Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 41: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

($ In Millions)	2022	2021
Total Assets	$26,904.3	$29,902.8
Time Deposits with Banks	2,082.2	3,619.3
Loans	2,562.7	1,496.1
Non-U.S. Investments	16,002.1	18,252.5
Total Liabilities	77,481.6	84,230.9
Deposits	75,808.6	83,001.7

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
Northern Trust places deposits with non-U.S. counterparties that have strong internal (Northern Trust) risk ratings and external credit ratings. These non-U.S. banks are approved and monitored by Northern Trust’s Capital Markets Credit Committee, which has credit authority for exposure to all non-U.S. banks and approves credit limits. This process includes financial analysis of the non-U.S. banks, use of an internal risk rating system and consideration of external market indicators. Each counterparty is reviewed at least annually and potentially more frequently based on credit fundamentals or general market conditions. Separate from the entity-specific review process, the average life to maturity of deposits with non-U.S. banks is deliberately maintained on a short-term basis in order to respond quickly to changing credit conditions. Northern Trust also utilizes certain risk mitigation tools and agreements that may reduce exposures through use of collateral and/or balance sheet netting. Additionally, the Capital Markets Credit Committee oversees country-risk analyses and imposes limits on country exposure. For additional information refer to Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2022, 2021, and 2020.

TABLE 42: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$2,392.4	$1,356.0	$1,896.8
Investing activities	25,929.8	(18,602.6)	(29,923.0)
Financing activities	(26,437.4)	16,073.5	27,871.9
Effect of Foreign Currency Exchange Rates on Cash	(287.4)	(159.6)	84.6
Change in Cash and Due from Banks	$1,597.4	$(1,332.7)	$(69.7)

Operating Activities
Net cash provided by operating activities of $2.4 billion for the year ended December 31, 2022 was primarily attributable to period earnings, lower net collateral deposited with derivative counterparties, and the impact of higher non-cash charges such as depreciation and amortization, partially offset by the impact of other operating activities, net.
For the year ended December 31, 2021, net cash provided by operating activities of $1.4 billion primarily reflected period earnings and the impact of higher non-cash charges such as depreciation and amortization, partially offset by higher net collateral deposited with derivative counterparties and in receivables.

Investing Activities
Net cash provided by investing activities of $25.9 billion for the year ended December 31, 2022 was primarily attributable to lower levels of deposits with the Federal Reserve and other central banks and net proceeds from held to maturity debt securities, partially offset by higher levels of loans.
For the year ended December 31, 2021, net cash used in investing activities of $18.6 billion primarily reflected higher levels of deposits with the Federal Reserve and other central banks, higher levels of loans and leases and net purchases of AFS debt securities, partially offset by lower levels of interest-bearing deposits with banks.

Financing Activities
Net cash used in financing activities of $26.4 billion for the year ended December 31, 2022 was primarily attributable to decreased levels of total deposits, partially offset by higher short-term other borrowings, proceeds from the issuance of 4.00% senior notes and 6.125% subordinated notes, and higher federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of non-U.S. office noninterest-bearing deposits, non-U.S. office interest-bearing deposits, and demand and other noninterest-bearing deposits.
For the year ended December 31, 2021, net cash provided by financing activities of $16.1 billion primarily reflected higher levels of total deposits and securities sold under agreements to repurchase, partially offset by dividends paid on common stock, repayment of the 3.375% senior notes previously issued by the Corporation that matured in August 2021, lower short-term other borrowings, and the repayment of floating rate capital debt. The increase in total deposits was primarily attributable to higher levels of savings, money market and other interest-bearing deposits, non-U.S. interest-bearing deposits, and demand and other noninterest-bearing deposits.
CAPITAL MANAGEMENT
One of Northern Trust’s primary objectives is to maintain a strong capital position to merit the confidence of clients, counterparties, creditors, regulators and stockholders. A strong capital position helps Northern Trust execute its strategies and withstand unforeseen adverse developments.
Senior management, with oversight from the Capital Governance Committee of the Board of Directors and the full Board of Directors, is responsible for capital management and planning. Northern Trust manages its capital on both a total Corporation basis and a legal entity basis. The Capital Committee is responsible for measuring and managing capital metrics against levels set forth within the Capital Policy approved by the Capital Governance Committee of the Board of Directors. In establishing the metrics related to capital, a variety of factors are taken into consideration, including the unique risk profiles of Northern Trust’s businesses, regulatory requirements, capital levels relative to peers, economic and market forecasts, and the impact on credit ratings.
Capital levels declined in 2022 as average stockholders’ equity decreased $615.6 million, or 5%, to $11.1 billion. Total stockholders’ equity was $11.3 billion at December 31, 2022, as compared to $12.0 billion at December 31, 2021.

66 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Preferred dividends totaling $41.8 million were declared in 2022. During 2022, the Corporation increased its quarterly common stock dividend to $0.75 per common share. Common dividends totaling $613.0 million were declared in 2022. During the year ended December 31, 2022, the Corporation repurchased 311,536 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at an average price per share of $113.70.
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. As required by the Dodd-Frank Act, the lower of each capital ratio calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2022 and 2021.

TABLE 43: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2022		DECEMBER 31, 2021
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$10,374.6	$10,374.6	$11,131.9	$11,131.9
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(719.7)	(719.7)	(751.3)	(751.3)
Other	(115.2)	(115.2)	(103.5)	(103.5)
Total Common Equity Tier 1 Capital	9,539.7	9,539.7	10,277.1	10,277.1
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.9	884.9
Other	(27.2)	(27.2)	(19.8)	(19.8)
Total Additional Tier 1 Capital	857.7	857.7	865.1	865.1
Total Tier 1 Capital	10,397.4	10,397.4	11,142.2	11,142.2
Tier 2 Capital
Qualifying Allowance for Credit Losses	199.6	—	184.8	—
Qualifying Subordinated Debt	1,648.5	1,648.5	799.8	799.8
Total Tier 2 Capital	1,848.1	1,648.5	984.6	799.8
Total Risk-Based Capital	$12,245.5	$12,045.9	$12,126.8	$11,942.0
Risk-Weighted Assets(1)	$88,107.7	$83,181.2	$86,292.6	$77,807.2
Total Assets – End of Period (EOP)	155,036.7	155,036.7	183,889.8	183,889.8
Adjusted Average Fourth Quarter Assets(2)	146,883.8	146,883.8	160,506.3	160,506.3
Total Loans and Leases – EOP	42,893.3	42,893.3	40,480.6	40,480.6
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	24.19%	24.19%	27.50%	27.50%
Total Assets – EOP	6.69	6.69	6.05	6.05
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	10.8%	11.5%	11.9%	13.2%
Tier 1 Capital	11.8	12.5	12.9	14.3
Total Capital (Tier 1 and Tier 2)	13.9	14.5	14.1	15.3
Tier 1 Leverage	7.1	7.1	6.9	6.9
Supplementary Leverage	N/A	7.9	N/A	8.2
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
As of December 31, 2022 and 2021, the Corporation’s capital ratios exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. The results of the 2022 Dodd-Frank Act Stress Test, published by the Federal Reserve Board on June 23, 2022, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the 2022 Capital Plan cycle, which began on October 1, 2022.
Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation—Capital Adequacy Requirements” section of Item 1, “Business,” and Note 32, “Regulatory Capital Requirements,” provided in Item 8, “Financial Statements and Supplementary Data.”

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 67

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
Management’s estimates utilized in establishing an appropriate level of Allowance for Credit Losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2022 and changes in estimates are reasonably likely to occur from period to period.
The Allowance for Credit Losses consists of the following components:
Evaluated on a Collective Basis. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments based on loan and obligor-specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. For each segment, the probability of default and loss given default are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experiences on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end, with adjustments made for potential draws on off-balance sheet commitments.
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
ASC 326-20-30 requires the use of projected macroeconomic factors. The Corporation uses multiple forecasts approved by Northern Trust’s Macroeconomic Scenario Development Committee (MSDC). The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles. The forecasts are weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
The allowance estimate is sensitive to changes in portfolio composition, portfolio quality, and macroeconomic forecasts. Increases in the amount of borrowing and material downgrades to the quality of the lending portfolio will increase the reserve, all else equal. Similarly, deteriorating projections for macroeconomic conditions will increase the reserve. Macroeconomic factors that are particularly correlated to Northern Trust’s loan portfolio are equity market values,

68 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
market volatility, corporate profits, residential and commercial real estate price indices, unemployment, and disposable income. To demonstrate the sensitivity to changes in macroeconomic conditions, Northern Trust applied a 100% probability weighting to downturn conditions, resulting in an increase to the collective component of the allowance for the loan portfolio of approximately $72.6 million. The investment security and other financial assets portfolios are less sensitive to macroeconomic factors in terms of overall reserve impact due to factors such as high credit quality, short duration, and low historical losses.
The commercial and institutional (C&I) portfolio utilizes Northern Trust’s internal borrower rating assessments to determine initial credit quality. A sensitivity analysis was performed to determine the impact of upgrades or downgrades by shifting the rating up or down by one rating class, assuming no changes to other factors, such as macroeconomic projections or qualitative adjustments. The analysis excludes defaulted loans and does not assume a default event; hence, borrowers at the lowest non-default rating were not downgraded. Similarly, those at the highest rating could not be upgraded. Assuming the final forecast probability weighting, the collective component of the allowance assigned to the C&I portfolio would increase by approximately $93.0 million if all C&I borrowers were downgraded by one performing rating class. The C&I collective allowance would decrease by approximately $35.4 million if borrower ratings were upgraded by one rating class (if possible).
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In determining the pension expense for the U.S. Qualified Plan in 2022, Northern Trust utilized a discount rate of 3.03% as of December 31, 2021, 4.81% as of June 30, 2022, and 5.49% as of September 30, 2022. The application of settlement accounting in 2022 required interim re-measurements of the U.S. Qualified Plan throughout 2022. The discount rate utilized for the U.S. Non-Qualified Plan as of December 31, 2021 was 2.80%. For both plans, the rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 4.97%. The expected long-term rate of return on U.S. Qualified Plan assets was 5.25% as of December 31, 2021, 6.00% as of June 30, 2022, and 6.50% as of September 30, 2022.
In evaluating possible revisions to pension-related assumptions for the U.S. pension plans as of Northern Trust’s December 31, 2022 measurement date, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 5.22% and 5.15% at December 31, 2022 for the U.S. Qualified and U.S. Non-Qualified Plans, respectively.
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a graded schedule from 9.00% to 2.50% that averages 5.56%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan is 7.25% for 2023. The increase in the expected rate of return from 5.25% as of January 1, 2022, to 7.25% as of January 1, 2023, is primarily due to the increased interest rate environment and the associated impact on fixed income securities returns as well as to the change in the target asset allocation to allow for a greater component of return seeking investments as of the beginning of 2023.
•Mortality Table: Northern Trust had adopted the aggregate Pri-2012 mortality table with a 2012 base year, which was released by the Society of Actuaries in October 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2021, which was released by the Society of Actuaries in October 2021. No change to these assumptions was made in 2022 since the Society of Actuaries did not release any updates to its mortality tables and improvement scales in 2022. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2023.

Excluding any pension settlement charges, net pension expense in 2023 is expected to decrease by approximately $20.9 million, primarily driven by increased interest rates and expected rate of return on plan assets as well as lower loss amortization due to the 2021 and 2022 settlement recognition.
In order to illustrate the sensitivity of these assumptions on the expected U.S pension plans’ periodic pension expense in 2023 and the projected benefit obligation as of December 31, 2022, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 44: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

($ In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2023 Pension Expense
Discount Rate Change	$(1.3)	$2.8
Compensation Level Change	2.0	(2.0)
Rate of Return on Plan Assets Change	(3.5)	3.5
Increase (Decrease) in 2022 Projected Benefit Obligation
Discount Rate Change	(30.4)	31.9
Compensation Level Change	7.7	(7.6)

Pension Contributions. The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of

70 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2006. There were no contributions to the U.S. Qualified Plan for the 2022 plan year. The minimum required contribution to the U.S. Qualified Plan is expected to be zero in 2023. The maximum deductible contribution is estimated at $561.0 million for 2023.
FAIR VALUE MEASUREMENTS
The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2022, approximately 18% of Northern Trust’s total assets and 1% of total liabilities were carried on the consolidated balance sheets at fair value. As of December 31, 2021, approximately 21% of Northern Trust’s total assets and less than 1% of total liabilities were carried on the consolidated balance sheets at fair value. As discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 10% and 6% of Northern Trust’s assets carried at fair value are classified as Level 1 as of December 31, 2022 and 2021, respectively. Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.
As of December 31, 2022, approximately 90% of Northern Trust’s assets and 100% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment debt securities classified as AFS make up 96% of Level 2 assets with the remaining 4% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.
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
Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Northern Trust has a well-established process to validate prices received from pricing vendors as discussed more fully in Note 3, “Fair Value Measurements,” provided in Item 8, “Financial Statements and Supplementary Data.”
As of December 31, 2022 and 2021, all derivative assets and liabilities, excluding the swap related to the sale of certain Visa Class B common shares described below, were classified as Level 2 and approximately 97% and 96%, respectively, were measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.
As of December 31, 2022 and 2021, Northern Trust’s Level 3 liabilities consisted of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps are determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 25, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 71

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

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04). The amendments in ASU 2022-04 enhance the transparency about the use of supplier finance programs for investors or other allocators of capital. Specifically, ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for interim and annual periods beginning after December 15, 2022, except for the amendment requiring disclosure of roll forward information, which is effective beginning after December 15, 2023. Early adoption is permitted. Upon adoption, ASU 2022-04 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated risk management framework to enable a risk informed profile and support its business decisions and the execution of its corporate strategies. The framework provides a methodology to identify, manage, report and govern both internal and external risks to Northern Trust, and promotes a culture of risk awareness and good conduct across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. Northern Trust cultivates a culture of effective risk management by defining and embedding risk management accountabilities in all employee performance expectations and provides training, development and performance rewards to reinforce this culture.
Northern Trust’s risk management framework contains three inter-related elements, designed to support consistent enterprise risk identification, management and reporting: a comprehensive risk inventory, a static taxonomy of risk categories and a dynamic taxonomy of risk themes. The risk inventory is a detailed register of the risks inherently faced by Northern Trust. The risk categories and risk themes are classification systems used for classifying and managing the risk inventory and enabling different risk profile views. All identified risks inherent in Northern Trust’s business activities are

72 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
cataloged into the following risk categories: credit, operational, fiduciary, compliance, liquidity, market, and strategic risk. All material risks are also dynamically cataloged into various risk themes which are defined groupings that share common characteristics, focus on business outcomes and span across risk categories.
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

TABLE 45: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Capital Governance Committee	Human Capital and Compensation Committee
–Cybersecurity Risk Oversight Subcommittee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Market & Liquidity Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Information Technology Risk Committee	Model Risk Oversight Committee	Workforce Risk Committee

The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Capital Governance Committee and the Human Capital and Compensation Committee. The Board of Directors annually approves Northern Trust’s Risk Management Framework and Corporate Risk Appetite Statement.

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

The Human Capital and Compensation Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation arrangements and practices in providing incentives that are consistent with Northern Trust’s safety, soundness, and culture. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk-taking behavior by participants.

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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the CRO, Chief Compliance and Ethics Officer, Head of Financial Risk & Chief Credit Officer, Head of Non-Financial Risk & Chief Operational Risk Officer, Chief Information Risk Officer, Chief Economist & Head of Strategic Risk and Risk Analytics, Chief Administrative Officer, Business Unit and Regional Chief Risk Officers, Chief Financial Officer, Head of Capital Resolution and Management Reporting Planning and Analysis, General Counsel, Chief Human Resources Officer and Head of Corporate Sustainability, Inclusion and Social Impact, meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk and risk themes within Northern Trust. The Chief Audit Executive, or his or her designee, also attends GERC meetings as a non-voting member. Among other risk management responsibilities, GERC receives reports, escalations, or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

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

The Workforce Risk Committee (WRC) is responsible for assessing workforce risk and monitoring initiatives associated with workforce risk management.

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

74 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

Credit Risk Overview
Credit risk is inherent in many of Northern Trust’s activities. A significant component of credit risk relates to loans, leases, securities, and wholesale counterparty-related exposures, such as over-the-counter (OTC) derivatives and repo-style transactions. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions in that Northern Trust is generally:
•not an originator of loan products intended to be sold into a secondary market or to be bundled into asset securitizations;
•not an agent bank or syndicator of loans, where risk management is achieved post-close through the sale of participations; and
•not a participant in leveraged financial transactions, such as project finance, private-equity-originated acquisition financing, hedge fund leveraging, or prime brokerage finance activities.

Credit Risk Framework and Governance
The CRC is the most senior credit committee at Northern Trust, with responsibility for establishing, approving, and monitoring credit-related policies and programs throughout the Bank. The Chief Credit Officer reports directly to the CRO, chairs the CRC, and heads the Credit Risk Management function at Northern Trust.
The Credit Risk Management function is the focal point of the credit risk framework and, while independent of the business units that manage client relationships, it works closely with them to achieve the goal of assuring proactive management of credit risk. To monitor and control credit risk, the Credit Risk Management function maintains a framework that consists of policies, standards, and programs designed to promote a prudent credit culture and monitors adherence to those internal policies, standards, and programs, as well as external regulations. Independent oversight and review of the credit risk framework also is provided by Risk Control.
The credit risk framework stipulates authority levels for approval of the extension of credit. Individual credit authority for commercial and personal loans is limited to specified amounts and maturities. Credit requests exceeding policies or standards because of amount, maturity, rating, or other conditions, are referred to the relevant Group Credit Approval Committee. Credit decisions involving requests in excess of Group Credit Approval Committee limits require the approval of the Senior Credit Committee. The Capital Markets Credit Committee has sole authority for the approval, modification, or renewal of credit exposure limits to all wholesale market counterparties. The Senior Credit Committee and Capital Markets Credit Committee are both direct sub-committees of the CRC. The Treasury Credit Committee provides similar approval for investments in assets subject to credit risk, such as bonds and equities.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Risk Measurement
The credit risk framework covers a number of different measurements of credit risk at Northern Trust, including risk-weighted assets (RWA), the allowance for credit losses, and stress tests using various macroeconomic scenarios, such as the internal capital adequacy approval program and CCAR.
An integral component of credit risk measurement is Northern Trust’s internal risk rating system. Northern Trust’s internal risk rating system enables identification, measurement, approval and monitoring of the Corporation’s credit risk. Calculations include entity-specific information about the obligor’s or counterparty’s probability of default (PD) and exposure-specific information about loss given default (LGD), exposure at default (EAD), and maturity. Northern Trust’s internal risk rating system is intended to rank its credit risk without any direct linkage to external credit ratings.
Obligors are assigned PDs after consideration of both quantitative and qualitative factors. Although the criteria vary, the objective is for assigned PDs to be consistent in the measurement and ranking of risk. LGD and EAD are assigned based on obligor, product, collateral and instrument characteristics.
Risk ratings are assigned at the time a counterparty or an obligation is approved, renewed, or amended. Risk ratings are reviewed annually or when new information relevant to the rating is received. Risk ratings are utilized for credit underwriting, management reporting, and the calculation of regulatory capital.
The Credit Risk Management function is responsible for the ongoing oversight of each model that supports the internal risk-rating system. Independent model governance and oversight is further supported by the activities of Risk Control.

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in Note 25, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data.”
Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2022 and 2021.

76 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 46: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

	DECEMBER 31, 2022				DECEMBER 31, 2021
	COMMITMENTS				COMMITMENTS
($ In Millions)	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$6,694.8	$3,981.3	$2,713.5	$5,044.9	$4,778.8	$2,769.7	$2,009.1	$4,950.5
Holding Companies	—	—	—	45.0	—	—	—	34.6
Manufacturing	6,063.3	764.2	5,299.1	1,855.0	6,721.6	786.2	5,935.4	1,602.2
Mining	499.0	36.8	462.2	60.7	758.0	236.0	522.0	94.1
Public Administration	50.0	50.0	—	13.3	100.0	50.0	50.0	14.6
Retail Trade	1,158.2	369.0	789.2	203.7	812.7	207.3	605.4	235.5
Services	5,860.6	2,357.7	3,502.9	4,099.0	5,742.0	2,126.0	3,616.0	3,532.6
Transportation and Warehousing	243.9	—	243.9	251.8	279.6	1.5	278.1	262.8
Utilities	1,220.7	67.7	1,153.0	8.6	1,208.0	25.4	1,182.6	21.5
Wholesale Trade	741.4	118.8	622.6	484.7	797.7	171.5	626.2	396.4
Other Commercial	147.5	89.4	58.1	348.3	230.4	197.9	32.5	344.4
Commercial and Institutional(1)	22,679.4	7,834.9	14,844.5	12,415.0	21,428.8	6,571.5	14,857.3	11,489.2
Commercial Real Estate	449.3	124.4	324.9	4,773.0	357.9	61.8	296.1	4,326.3
Non-U.S.	2,137.6	1,572.5	565.1	3,131.1	1,514.4	1,096.1	418.3	1,990.2
Lease Financing, net	—	—	—	—	—	—	—	11.0
Other	91.4	91.4	—	1,316.5	97.2	97.2	—	670.7
Total Commercial	25,357.7	9,623.2	15,734.5	21,635.6	23,398.3	7,826.6	15,571.7	18,487.4
Personal
Private Client	3,970.0	3,090.4	879.6	14,119.0	2,499.5	766.4	1,733.1	15,256.3
Residential Real Estate	783.4	125.6	657.8	6,413.5	665.9	118.4	547.5	6,319.9
Non-U.S.	849.5	800.0	49.5	510.0	858.5	855.6	2.9	381.8
Other	—	—	—	215.2	—	—	—	35.2
Total Personal	5,602.9	4,016.0	1,586.9	21,257.7	4,023.9	1,740.4	2,283.5	21,993.2
Total	$30,960.6	$13,639.2	$17,321.4	$42,893.3	$27,422.2	$9,567.0	$17,855.2	$40,480.6
(1) The commercial and institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).

As part of Northern Trust’s credit processes, the Credit Risk Management function oversees a range of portfolio reviews that focus on significant and/or weaker-rated credits. This approach allows management to take remedial action in an effort to deal with potential problems. An integral part of the Credit Risk Management function is a formal review of past due and potential problem loans to determine which credits, if any, need to be placed on nonaccrual status or charged off. Northern Trust maintains a loan portfolio “watch list” for adversely classified credit exposures that includes all nonaccrual credits as well as other loans with elevated risk of default. Independent from the Credit Risk Management function, Credit Review undertakes both on-site and off-site file reviews that evaluate the effectiveness of management’s implementation of Credit Risk Management’s requirements.

Counterparty Credit Risk
Counterparty credit risk for Northern Trust primarily arises from a variety of funding, treasury, trading and custody-related activities, including trading OTC foreign exchange and interest rate derivatives, indemnified securities lending transactions, and sponsored repurchase and reverse repurchase transactions. Credit exposure to counterparties is managed by use of a framework for setting limits by product type and exposure tenor.
To calculate exposure, Northern Trust treats repurchase agreements, reverse repurchase agreements, indemnified securities lending, and sponsored repurchase and reverse repurchase transactions as repo-style transactions. Foreign exchange exposures and interest rate derivatives are treated as OTC derivatives. The exposure at default measurement methodology for each eligible type of counterparty credit exposure, including the use of netting and collateral as risk mitigants, is determined based on regulatory requirements.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 77

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

Physical and Financial Collateral: One of Northern Trust’s primary credit risk mitigation approaches is the requirement of collateral. Residential and commercial real estate exposures are typically secured by properly margined mortgages on the property. Various other types of physical and financial collateral are also accepted for certain commercial and personal loans, in line with Northern Trust’s lending standards. In cases where loans to clients are secured by marketable securities, the daily values of the securities are monitored closely to ensure adherence to collateral coverage policies.

Netting: On-balance sheet netting is employed where applicable for counterparties with master netting agreements. Netting is primarily related to foreign exchange transactions with major banks and institutional clients subject to eligible master netting agreements.

Guarantees: Personal and corporate guarantees are accepted, as warranted, to reduce risk of default, facilitate potential collection efforts, and protect Northern Trust’s claims relative to other creditors.

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

Operational Risk Overview
Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, challenges related to reliance on third parties, product design and delivery difficulties, potential legal actions or catastrophes to result in losses. This includes the potential that continuity of service and resilience may be impacted.

Operational risk includes information technology and cybersecurity, compliance, fiduciary and legal risks, which under the Corporation’s risk structure are governed and managed explicitly.

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework implements a structured approach to establishing and communicating operational risk management practices and responsibilities. This structured approach to measuring and managing operational risk addresses operational resilience which requires that Northern Trust minimize service disruptions and limit systemic impacts from adverse events as well as risk quantification. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to maintain operational resilience and reduce future loss events. The Operational Risk Management function is responsible for defining the operational risk management framework and providing independent oversight of the framework implementation and application across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to service disruptions and loss. Several key programs support the operational risk framework, including:
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

78 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Product and Process Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new and modified noncredit products and services, significant changes to operating processes, and related significant loss events.
•Operational Resilience - a program that outlines the business service lifecycle assessment, designed to identify Northern Trust’s most important business services, ensure the continuity business service delivery and promote the ability to prevent, respond to, recover and learn from disruptions.
•Third-Party Risk Management Program - a program that provides processes for evaluating, quantifying and qualifying appropriate risk assessment, measurement, monitoring and management of third and fourth parties (inclusive of external and internal, e.g., Northern Trust legal entity to legal entity relationships).
•Global Fraud Risk - a program designed to prevent, detect and respond to attempted or actual fraud impacting the bank and its clients globally.
•Data Management - a program that embeds data management and data governance related activities into Northern Trust processes in order to manage data risk.
•Data Privacy Program - a program that sets forth a consistent, global approach to compliance with all applicable laws, rules, and regulations relating to privacy and establishes overarching principles for the responsible use and protection of confidential information. The Program is designed to guide Northern Trust to more effectively identify, assess, manage and mitigate privacy risks and privacy incidents.
•Information Security, Technology, and Cyber Risk Management - a program that sets forth a consistent, global approach to communicate risk management processes and controls addressing information security, including cyber threats, technology, and related compliance risks to the organization.
•Operational Resiliency and Recovery Management Program - a program designed to protect life safety, minimize and manage the business impact and support the recovery of critical functions for clients following an incident.
•Physical Security - a program that provides for the life safety of Northern Trust partners, clients, and visitors worldwide.
•Insurance Management Program - a program designed to reduce the monetary impact of certain operational loss events through the securing of appropriate insurance policy protection.

As discussed in “Risk Control” above, Model Risk Management also is part of the operational risk framework.

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

Information Security, Technology, and Cyber Risk Management
Effective management of risks related to the confidentiality, integrity and availability of information is crucial in an environment of increasing cyber threats and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s information security, technology, and cyber risk management program provides the overall structure for managing the respective risks in a sustainable manner. The program is supported by the Information Security, Technology, and Cyber Risk Management Policy, which is the highest-level governing document and is approved by the Business Risk Committee. In addition, the program is supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the business, including the Information Technology Risk Committee (ITRC). The ITRC is chaired by the Chief Information Risk Officer, who regularly reports to the Board of Directors and its subcommittees, as appropriate, on the status of the information security, technology, and cyber risk profile.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The governance process, internal controls and risk management practices are designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting information security as well as adhering to applicable policies and standards to safeguard electronic information and business systems within their care. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
In addition to the information security controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess effectiveness. These teams perform program maturity assessments, penetration tests, security assessments and reviews of Northern Trust’s vulnerability to cyber-attacks. Northern Trust also operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the business and alerts the organization in accordance with its documented Cybersecurity Incident Response Plan.
The Cybersecurity Incident Response Plan is used to respond to cybersecurity incidents. A cybersecurity incident is defined as any event that has a negative effect on the confidentiality, integrity, or availability of Northern Trust’s or its clients’ assets resulting from malicious or intentional actions. These can include, but are not limited to, disruptions of service, denials of service, compromises of information systems, data exfiltration or data corruption. The plan provides a streamlined approach that can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions, and status to senior management, including the Chief Information Security Officer, Chief Information Risk Officer, and appropriate stakeholders. The plan is designed to work with enterprise-level response plans, and is reviewed, tested, and updated regularly.
Northern Trust’s disclosure procedures and controls also address cybersecurity incidents and include elements to ensure an analysis of potential disclosure obligations arising from any such incidents. Northern Trust maintains compliance programs to address the applicability of restrictions on securities trading while in possession of material, nonpublic information, including instances in which such information may relate to cybersecurity incidents.
Northern Trust also maintains a comprehensive Information and Cyber Security Training and Awareness practice providing baseline and targeted education and awareness for employees and contractors. This program includes at least one required annual online training class for all employees and contractors, supplemental refresher training throughout the year, targeted training based on roles and risk levels, multiple simulated phishing and vishing attacks with associated training, the distribution of regular information security awareness materials, and the designation of individuals as Information Security and Privacy champions within the businesses.

Operational Resilience and Recovery Management
Northern Trust’s operational resilience approach encompasses operational resilience and recovery processes enterprise-wide (including staff, technology and facilities) to anticipate and limit disruptions and to ensure that following a disaster or business interruption Northern Trust is able to resume critical business functions and fulfills all regulatory and legal requirements.
Northern Trust’s operational resilience mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resilience centers that offer alternative workstations and transfer of work and work-from-home programs that provide further capability.
All of Northern Trust’s businesses are required to risk-assess all their functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually. The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

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

80 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

Fiduciary Risk Framework and Governance
The FRC is responsible for overseeing activities related to the exercise of fiduciary powers throughout the organization in clients’ fiduciary accounts, and for establishing and reviewing the fiduciary risk policies and the fiduciary risk framework that supports the coordination of activities to identify, monitor, manage and report on fiduciary risk. In addition, the FRC serves as an escalation point for significant issues raised by its subcommittees or elsewhere in the organization.

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
The Liquidity Management Policy and exposure limits for liquidity risk are set by the Board of Directors, and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as the liquidity coverage ratio (LCR), the NSFR, and the liquidity stress-testing buffer across a range of time horizons. Treasury, in the first line of defense, proposes liquidity risk management strategies and is responsible for performing liquidity management activities. The Asset and

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liability Management Committee (ALCO) provides first-line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, and reviewing reporting such as cash flows, LCR, NSFR, and stress test results.
Market and Liquidity Risk Management, in the second line of defense, provides challenge to the first-line activities, evaluates compliance with regulatory requirements and process effectiveness, and escalates material items for corrective action. The Market and Liquidity Risk Committee (MLRC) provides second-line oversight and is responsible for reviewing market and liquidity risk exposures, approving and monitoring risk metrics, and approving key methodologies and assumptions that drive liquidity risk measurement.

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

Liquidity Coverage Ratio (LCR)
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2022.

U.S. Net Stable Funding Ratio (NSFR)
The NSFR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), over a one-year time horizon. The NSFR is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, promote effective liquidity risk management, and support the ability of banking organizations to provide financial intermediation to businesses and households across a range of market conditions. The NSFR supports financial stability by requiring banking organizations to fund their activities with stable sources of funding on an ongoing basis, reducing the possibility that funding shocks would substantially increase distress at individual banking organizations. The Corporation and the Bank each satisfied the NSFR requirements during 2022.

Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 63% and 71% of total assets as of December 31, 2022 and 2021, respectively. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $46.2 billion and $59.0 billion at December 31, 2022 and 2021, respectively.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the Asset Servicing and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money

82 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2022 and 2021, the Bank had over $39.0 billion and $55.0 billion, respectively of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. For further information on issuances or redemptions of debt or equity, please refer to Note 13, “Senior Notes and Long-Term Debt” provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation received no dividends and $751.1 million of dividends from the Bank in 2022 and 2021, respectively. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $601.4 million and $1.7 billion at December 31, 2022 and 2021, respectively. During, and at year-end, 2022 and 2021, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2022 and 2021 was $1.2 billion and $1.8 billion, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”

Uses of Liquidity
Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2022 were $750.2 million of common stock dividends and $35.4 million of common stock repurchases. The most significant uses of cash by the Corporation during 2021 were $583.3 million of common stock dividends, repayments of senior notes and floating rate capital debt of $500.0 million and $278.8 million, respectively, and $267.6 million of common stock repurchases.
Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2022, provided in the following table, allow Northern Trust to access capital markets on favorable terms.

TABLE 47: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2022

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 27, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2022, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $135.8 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2022, that would be triggered by a significant downgrade in its debt ratings.

Off-Balance Sheet Arrangements
Please refer to Note 25, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data” for information on off-balance sheet arrangements and the Credit Risk discussion in the “Risk Management” section for further detail on undrawn commitments.

Market Risk Management
There are two types of market risk, interest rate risk associated with the banking book and trading risk. Interest rate risk associated with the banking book is the potential for movements in interest rates to cause changes in Net Interest Income and the market value of equity, including Accumulated Other Comprehensive Income (Loss) from the available for sale debt securities portfolio. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.

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
Treasury, in the first line of defense, proposes market risk management strategies and is responsible for performing market risk management activities. The ALCO provides first-line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, overseeing the execution of strategies, and reviewing reporting such as stress test results.
Market and Liquidity Risk Management, in the second line of defense, provides challenge to the first-line activities, evaluates compliance with regulatory requirements and process effectiveness, and escalates material items for corrective action. The MLRC provides second-line oversight and is responsible for reviewing market risk exposures, establishing and monitoring risk metrics, and approving key methodologies and assumptions that drive market risk measurement.

Interest Rate Risk Overview
Interest rate risk in the banking book is the potential for deterioration in Northern Trust's financial position (e.g. interest income, market value of equity, or capital) due to changes in interest rates. NII and MVE sensitivity are the primary metrics used for measurement and management of interest rate risk. Changes in interest rates can have a positive or negative impact on NII depending on the positioning of assets, liabilities and off-balance sheet instruments. Changes in interest rates also can impact the values of assets, liabilities and off-balance sheet positions, which directly impact the MVE. Higher interest rates may impact the fair value of available for sale debt securities which in turn affects Accumulated Other Comprehensive Income (Loss) that can impact regulatory capital ratios. To mitigate interest rate risk, the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are sufficiently correlated, which allows Northern Trust to manage its interest rate risk within its risk appetite.

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

84 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 basis point ramp downward movements in interest rates relative to forward rates as of December 31, 2022 and 2021. A 200 basis point ramp downward movement in interest rate relative to forward rate is provided as of December 31, 2022. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates at the time and assumed interest rate floors as rates approach zero, the 200 basis point ramp downward movement in interest rate relative to forward rate as of December 31, 2021 would not provide meaningful results and is therefore not provided.
TABLE 48: NET INTEREST INCOME SENSITIVITY

INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
($ In Millions)	DECEMBER 31, 2022	DECEMBER 31, 2021
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$41	$302
200 Basis Points	80	514
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(31)	$(229)
200 Basis Points	(64)	N/M
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MVE Sensitivity
MVE is defined as the present value of assets minus the present value of liabilities, net of the value of financial derivatives that are used to manage the interest rate risk of balance sheet items. The MVE looks at the whole balance sheet, which includes available for sale debt securities, held to maturity debt securities, money market accounts, deposits, loans and wholesale borrowings. The potential effect of interest rate changes on MVE is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures MVE sensitivity under various rate scenarios. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e., twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e., basis risk).
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
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and 100 basis point shock down from current market implied forward rates at December 31, 2022 and 2021. A 200 basis point shock down from current market implied forward rate is provided at December 31, 2022. Each rate movement is assumed to occur gradually over a one-year period. The 200 basis point shock down from current market implied forward rate at December 31, 2021 would not provide meaningful results and is therefore not provided.
TABLE 49: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE/(DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
($ In Millions)	DECEMBER 31, 2022	DECEMBER 31, 2021
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(472)	$241
200 Basis Points	(965)	(60)
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$596	$(384)
200 Basis Points	842	N/M

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

86 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

TABLE 50: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2022	2021	2022	2021	2022	2021
High	$0.2	$0.9	$0.2	$0.4	$0.3	$0.7
Low	0.1	—	—	—	—	—
Average	0.1	0.2	0.1	0.1	0.1	0.2
As of December 31,	0.1	0.1	0.1	0.1	0.1	0.1

During 2022 and 2021, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.

Other Nonmaterial Trading Activities
Market risk associated with other trading activities is immaterial. Northern Trust’s broker-dealer subsidiary, Northern Trust Securities, Inc., maintains a portfolio of trading securities held for customer accommodation purposes and, beginning in 2022, invests excess cash balances in short-term investment vehicles. These activities averaged $12.1 million and $0.6 million for the year ended December 31, 2022 and 2021, respectively.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 87

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

Climate Risk
Climate risk continues to be a growing strategic risk for the Corporation. Climate risk refers to the risk of loss arising from climate change and is comprised of both physical risk and transition risk. Physical risk refers to the risks related to the physical impacts of climate change, driven by extreme weather events, such as hurricanes and floods, as well as chronic longer-term shifts, such as rising average global temperatures and sea-level rise. Transition risk refers to the transition to a low-carbon economy, which may entail extensive policy, regulatory, legal, technology and market changes. These risks can impact both financial and nonfinancial risk types and can have broad impacts on operations, supply chains, distribution networks, customers and markets.
Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities and well-developed processes to identify, measure, monitor and control risks. We continue to build out and enhance our climate risk management capabilities. Our climate risk management efforts are overseen by the Director of Climate Risk who reports indirectly to the CRO. The Risk Management function has created a dedicated climate and sustainability risk unit to monitor, oversee and take account of the increasing impact that climate change has, or may in the future have, on operations, credit conditions, and regulatory compliance across the globe. The climate and sustainability risk unit will also work to continually evolve the risk management framework to ensure the Corporation meets the expectations of all stakeholders as well as all climate-related commitments made by the Corporation to external agencies.
The Board of Directors, and in particular its Corporate Governance Committee, engages in active oversight of ESG matters of significance to the Corporation and its subsidiaries, including climate-related risk. In addition, the Business Risk Committee provides oversight of certain financial and operational risks associated with climate change and other environmental factors through its oversight of the Corporation’s global risk management framework and risk management policies. The Business Risk Committee also engages in periodic discussions with management and members of the Risk Management function regarding strategic risks, including climate-related risk.
The Corporation expects that climate change will increasingly impact the risk types it manages, and the Corporation will continue to integrate climate considerations into its risk management framework as its understanding of climate change and risks driven by it evolve. Various regulatory agencies, investors, and other stakeholders have increased expectations and scrutiny in this area. The Corporation is committed to helping mitigate the impacts of climate change related to its activities and to partner with key stakeholders to do the same.

88 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
•a decline in the value of securities held in Northern Trust’s investment portfolio, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions;
•Northern Trust’s ability to address operating risks, including those related to cybersecurity, data security, human errors or omissions, pricing or valuation of securities, fraud, operational resilience (including systems performance), failure to maintain sustainable business practices, and breakdowns in processes or internal controls;
•Northern Trust's success in responding to and investing in changes and advancements in technology;
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including the continuing military conflict involving Ukraine and the Russian Federation), and the responses of the United States and other countries to those events;
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
•changes in the nature and activities of Northern Trust’s competition;

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 89

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

90 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

TABLE 51: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Net Interest Income
Interest Income - GAAP	$2,877.7	$1,406.5	$1,643.5
Add: FTE Adjustment	45.6	35.6	34.4
Interest Income (FTE) - Non-GAAP	$2,923.3	$1,442.1	$1,677.9

Net Interest Income - GAAP	$1,887.2	$1,382.7	$1,443.2
Add: FTE Adjustment	45.6	35.6	34.4
Net Interest Income (FTE) - Non-GAAP	$1,932.8	$1,418.3	$1,477.6

Net Interest Margin - GAAP	1.36%	0.96%	1.16%
Net Interest Margin (FTE) - Non-GAAP	1.39%	0.99%	1.19%

Total Revenue
Total Revenue - GAAP	$6,761.2	$6,464.5	$6,100.8
Add: FTE Adjustment	45.6	35.6	34.4
Total Revenue (FTE) - Non-GAAP	$6,806.8	$6,500.1	$6,135.2

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 91

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
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
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

92 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Assessment of the allowance for credit losses for commercial loans and leases evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans and leases evaluated on a collective basis (the collective ACL) was $105.8 million of a total allowance for credit losses assigned to loans and leases of $144.3 million as of December 31, 2022. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan and lease portfolio into segments based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the projected exposure at default on a pool basis. For each segment, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple segments of the loan portfolio.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Corporation’s measurement of the quantitative component of the collective ACL estimate, including controls over:
•development of the quantitative component of the collective ACL methodology
•development, calibration and/or performance monitoring of certain PD and LGD models
•development and approval of the multiple economic forecast scenarios, macroeconomic factors and their respective weightings
•identification and determination of the significant assumptions used in certain PD and LGD models
•analysis of the allowance for credit losses for loans and leases results.
We evaluated the Corporation’s process to develop the quantitative component of the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the quantitative component of the Corporation’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Corporation relative to the development, calibration and/or performance monitoring of certain PD and LGD models
•assessing the conceptual soundness and performance testing of certain PD and LGD models by inspecting model documentation to determine whether the models were suitable for their intended use

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 93

•assessing the economic forecast scenarios, the economic input variables and their respective weightings through comparison to publicly available forecasts and the Corporation’s business environment
•testing individual borrower ratings for a selection of commercial loan and lease relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.
We also assessed the sufficiency of the audit evidence obtained related to the quantitative component of the collective ACL by evaluating the:
•cumulative results of the procedures
•qualitative aspects of the Corporation’s accounting practices
•potential bias in the accounting estimate

We have served as the Corporation’s auditor since 2002.

Chicago, Illinois
February 28, 2023

94 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2022	2021
ASSETS
Cash and Due from Banks	$4,654.2	$3,056.8
Federal Reserve and Other Central Bank Deposits	40,030.4	64,582.2
Interest-Bearing Deposits with Banks	1,941.1	1,949.4
Federal Funds Sold	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	686.4
Debt Securities
Available for Sale (Amortized cost of $27,760.0 and $37,948.5)	26,699.9	38,010.5
Held to Maturity (Fair value of $22,879.3 and $23,315.4)	25,036.1	23,564.5
Trading Account	95.2	0.3
Total Debt Securities	51,831.2	61,575.3
Loans and Leases
Commercial	21,635.6	18,487.4
Personal	21,257.7	21,993.2
Total Loans and Leases (Net of unearned income of $9.0 and $10.4)	42,893.3	40,480.6
Allowance for Credit Losses	(161.1)	(150.6)
Buildings and Equipment	500.5	488.7
Client Security Settlement Receivables	1,698.3	1,941.2
Goodwill	691.3	706.2
Other Assets	9,855.2	8,573.6
Total Assets	$155,036.7	$183,889.8
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$16,582.7	$22,028.2
Savings, Money Market and Other Interest-Bearing	31,128.6	35,003.1
Savings Certificates and Other Time	1,981.3	842.7
Non U.S. Offices — Noninterest-Bearing	8,757.6	26,287.3
— Interest-Bearing	65,481.9	75,767.1
Total Deposits	123,932.1	159,928.4
Federal Funds Purchased	1,896.9	0.2
Securities Sold Under Agreements to Repurchase	567.2	531.9
Other Borrowings	7,592.3	3,583.8
Senior Notes	2,724.2	2,505.5
Long-Term Debt	2,066.2	1,145.7
Other Liabilities	4,998.3	4,177.5
Total Liabilities	143,777.2	171,873.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 208,428,309 and 207,761,875	408.6	408.6
Additional Paid-In Capital	983.5	939.3
Retained Earnings	13,798.5	13,117.3
Accumulated Other Comprehensive Loss	(1,569.2)	(35.6)
Treasury Stock (36,743,215 and 37,409,649 shares, at cost)	(3,246.8)	(3,297.7)
Total Stockholders’ Equity	11,259.5	12,016.8
Total Liabilities and Stockholders’ Equity	$155,036.7	$183,889.8
See accompanying notes to consolidated financial statements on pages 99-167.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 95

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0
Foreign Exchange Trading Income	288.6	292.6	290.4
Treasury Management Fees	39.3	44.3	45.4
Security Commissions and Trading Income	136.2	140.2	133.2
Other Operating Income	191.3	243.9	194.0
Investment Security Gains (Losses), net	(214.0)	(0.3)	(0.4)
Total Noninterest Income	4,874.0	5,081.8	4,657.6
Net Interest Income
Interest Income	2,877.7	1,406.5	1,643.5
Interest Expense	990.5	23.8	200.3
Net Interest Income	1,887.2	1,382.7	1,443.2
Provision for Credit Losses	12.0	(81.5)	125.0
Net Interest Income after Provision for Credit Losses	1,875.2	1,464.2	1,318.2
Noninterest Expense
Compensation	2,248.0	2,011.0	1,947.1
Employee Benefits	437.4	431.4	387.7
Outside Services	880.3	849.4	763.1
Equipment and Software	838.8	736.3	673.5
Occupancy	219.1	208.7	230.1
Other Operating Expense	359.3	299.1	346.7
Total Noninterest Expense	4,982.9	4,535.9	4,348.2
Income before Income Taxes	1,766.3	2,010.1	1,627.6
Provision for Income Taxes	430.3	464.8	418.3
NET INCOME	$1,336.0	$1,545.3	$1,209.3
Preferred Stock Dividends	41.8	41.8	56.2
Net Income Applicable to Common Stock	$1,294.2	$1,503.5	$1,153.1
PER COMMON SHARE
Net Income – Basic	$6.16	$7.16	$5.48
– Diluted	6.14	7.14	5.46
Average Number of Common Shares Outstanding – Basic	208,309,331	208,075,522	208,319,412
– Diluted	208,867,264	208,899,230	209,007,986
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Net Income	$1,336.0	$1,545.3	$1,209.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	(1,474.7)	(534.7)	527.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	3.6	0.8	0.5
Net Foreign Currency Adjustments	9.4	10.5	26.9
Net Pension and Other Postretirement Benefit Adjustments	(71.9)	59.8	67.5
Other Comprehensive Income (Loss)	(1,533.6)	(463.6)	622.7
Comprehensive Income (Loss)	$(197.6)	$1,081.7	$1,832.0
See accompanying notes to consolidated financial statements on pages 99-167.

96 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2020	$1,273.4	$408.6	$1,013.1	$11,646.6	$(194.7)	$(3,066.1)	$11,080.9
Net Income	—	—	—	1,209.3	—	—	1,209.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	622.7	—	622.7
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(592.0)	—	—	(592.0)
Preferred Stock	—	—	—	(44.7)	—	—	(44.7)
Redemption of Preferred Stock, Series C	(388.5)	—	—	(11.5)	—	—	(400.0)
Stock Awards and Options Exercised	—	—	(49.5)	—	—	161.4	111.9
Stock Purchased	—	—	—	—	—	(299.8)	(299.8)
Balance at December 31, 2020	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	1,545.3	—	—	1,545.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(463.6)	—	(463.6)
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(593.9)	—	—	(593.9)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	(24.3)	—	—	174.4	150.1
Stock Purchased	—	—	—	—	—	(267.6)	(267.6)
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	1,336.0	—	—	1,336.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(1,533.6)	—	(1,533.6)
Dividends Declared:
Common Stock, $2.90 per share	—	—	—	(613.0)	—	—	(613.0)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	44.2	—	—	86.3	130.5
Stock Purchased	—	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
See accompanying notes to consolidated financial statements on pages 99-167.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 97

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,336.0	$1,545.3	$1,209.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Gains (Losses), net	1.1	0.3	0.4
Amortization and Accretion of Securities and Unearned Income, net	59.2	99.7	88.9
Provision for Credit Losses	12.0	(81.5)	125.0
Depreciation and Amortization	553.6	515.6	500.3
Change in Accrued Income Taxes	61.3	37.2	25.4
Pension Plan Contributions	(24.3)	(11.2)	(15.6)
Deferred Income Tax Provision	(142.7)	2.0	16.4
Change in Receivables	57.9	(460.9)	4.5
Change in Interest Payable	172.6	(7.8)	(23.6)
Change in Collateral With Derivative Counterparties, net	639.4	(466.5)	(17.8)
Other Operating Activities, net	(333.7)	183.8	(16.4)
Net Cash Provided by Operating Activities	2,392.4	1,356.0	1,896.8
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(32.0)	—	5.0
Change in Securities Purchased under Agreements to Resell	(419.0)	897.7	(700.9)
Change in Interest-Bearing Deposits with Banks	(158.9)	2,344.5	712.6
Net Change in Federal Reserve and Other Central Bank Deposits	23,483.8	(9,970.4)	(19,845.2)
Purchases of Held to Maturity Debt Securities	(32,830.8)	(54,734.9)	(40,187.9)
Proceeds from Maturity and Redemption of Held to Maturity Debt Securities	37,667.8	54,902.6	35,658.6
Purchases of Available for Sale Debt Securities	(4,567.7)	(13,896.2)	(10,886.8)
Proceeds from Maturity and Redemption of Available for Sale Debt Securities	6,513.0	10,079.0	8,748.2
Change in Loans and Leases	(2,441.6)	(6,744.7)	(2,316.7)
Purchases of Buildings and Equipment	(128.6)	(95.5)	(135.8)
Purchases and Development of Computer Software	(594.9)	(419.6)	(424.6)
Change in Client Security Settlement Receivables	258.0	(801.4)	(226.8)
Bank-Owned Life Insurance Policy Premiums	(500.0)	—	—
Other Investing Activities, net	(319.3)	(163.7)	(322.7)
Net Cash Provided by (Used in) Investing Activities	25,929.8	(18,602.6)	(29,923.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(32,996.9)	17,885.5	32,137.9
Change in Federal Funds Purchased	1,896.7	(260.0)	(292.7)
Change in Securities Sold under Agreements to Repurchase	35.3	492.1	(450.0)
Change in Short-Term Other Borrowings	3,966.9	(426.5)	(2,698.3)
Redemption of Preferred Stock - Series C	—	—	(400.0)
Proceeds from Senior Notes and Long-Term Debt	1,988.8	—	993.2
Repayments of Senior Notes	(500.0)	(500.0)	(508.6)
Repayment of Floating Rate Capital Debt	—	(278.8)	—
Treasury Stock Purchased	(35.4)	(267.6)	(299.8)
Net Proceeds from Stock Options	3.9	53.8	19.5
Cash Dividends Paid on Common Stock	(750.2)	(583.3)	(584.6)
Cash Dividends Paid on Preferred Stock	(46.5)	(41.8)	(45.9)
Other Financing Activities, net	—	0.1	1.2
Net Cash (Used in) Provided by Financing Activities	(26,437.4)	16,073.5	27,871.9
Effect of Foreign Currency Exchange Rates on Cash	(287.4)	(159.6)	84.6
Change in Cash and Due from Banks	1,597.4	(1,332.7)	(69.7)
Cash and Due from Banks at Beginning of Period	3,056.8	4,389.5	4,459.2
Cash and Due from Banks at End of Period	$4,654.2	$3,056.8	$4,389.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$822.4	$30.8	$226.8
Income Taxes Paid	459.9	371.0	327.7
Transfers from Loans to OREO	—	12.9	0.2
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	6,623.3	6,864.1	301.5
See accompanying notes to consolidated financial statements on pages 99-167.

98 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. A description of the more significant accounting policies follows.
A. Basis of Presentation. The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated statements of income include results of acquired subsidiaries from the dates of acquisition. Certain prior-year balances have been reclassified consistent with the current year’s presentation. During 2022, the Corporation changed the name of the Corporate & Institutional Services segment to “Asset Servicing.” Accordingly, the disclosures herein refer to this segment as Asset Servicing.
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
Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Nonmarketable Securities primarily consist of Federal Reserve Bank of Chicago and Federal Home Loan Bank stock and community development investments, each of which are recorded in Other Assets on the consolidated balance sheets. Federal Reserve Bank of Chicago and Federal Home Loan Bank stock are reported at cost, which represents redemption value. Community development investments are typically reported at amortized cost. Those community development investments that are designed to generate a return primarily through realization of tax credits and other tax benefits, which are discussed in further detail in Note 28, “Variable Interest Entities,” are amortized over the lives of the related tax credits and other tax benefits.
F. Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the requirements to net are met.
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

100 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

102 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
If management intends to sell, or will more likely than not be required to sell, an AFS security prior to recovery of its amortized cost basis, the security is written down to fair value with unrealized losses recognized in Investment Security Gains (Losses), net on the consolidated statements of income.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Provision for Credit Losses. Provision for Credit Losses on the consolidated statements of income represents the change in the Allowance for Credit Losses on the consolidated balance sheets and is the charge to current period earnings. It represents the amount needed to maintain the Allowance for Credit Losses on the consolidated balance sheets at an appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates and the amount of the Provision for Credit Losses may be either greater than or less than actual net charge-offs.
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
L. Other Real Estate Owned (OREO). OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of loans. OREO assets are carried at the lower of cost or fair value less estimated costs to sell and are recorded in Other Assets on the consolidated balance sheets. Fair value is typically based on third-party appraisals. Appraisals of OREO properties are updated on an annual basis and are subject to adjustments to reflect management’s judgment as to the realizable value of the properties. Losses identified during the 90-day period after the acquisition of such properties are charged against the Allowance for Credit Losses assigned to Loans and Leases. Subsequent write-downs to the carrying value of these assets that may be required and gains or losses realized from asset sales are recorded within Other Operating Expense on the consolidated statements of income.
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

104 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
R. Pension and Other Postretirement Benefits. Northern Trust records the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheets. Overfunded pension and postretirement benefits are reported in Other Assets and underfunded pension and postretirement benefits are reported in Other Liabilities on the consolidated balance sheets. Plan assets and benefit obligations are measured annually at December 31, unless specific circumstances require an interim remeasurement. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Actuarial gains and losses accumulated in AOCI are amortized as a component of net periodic pension cost if they exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets as of the beginning of the year. Amortization is recognized on a straight-line basis over the expected average remaining service period of the active employees or over the expected remaining lifetime of plan participants for plans that have been previously frozen.
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
Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are accrued for performance stock unit awards, most restricted stock unit awards, and director awards not yet vested, and are paid upon vesting. Certain restricted stock units are not entitled to dividend equivalents during the vesting period. Cash flows resulting from the realization of excess tax benefits are classified as operating cash flows on the consolidated statements of cash flows.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On December 21, 2022, Northern Trust adopted ASU No. 2022-06, “Reference Rate Reform (Topic 848) and Derivatives and Hedging (Topic 815): Deferral of the Sunset Date of Topic 848” (ASU 2022-06). In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. ASU 2022-06 further defers the sunset provision date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Upon adoption of ASU 2022-06, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2022, or 2021.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised primarily of AFS investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with

106 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s pricing source hierarchy. As of December 31, 2022, Northern Trust’s AFS debt securities portfolio included 1,163 Level 2 securities with an aggregate market value of $24.0 billion. All 1,163 debt securities were valued by external pricing vendors. As of December 31, 2021, Northern Trust’s AFS debt securities portfolio included 2,547 Level 2 debt securities with an aggregate market value of $35.6 billion. All 2,547 debt securities were valued by external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 25, “Commitments and Contingent Liabilities,” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Finance, Asset Servicing and Wealth Management) reviews valuation methods and models for Level 3 assets and liabilities. Fair value measurements are performed upon acquisitions of an asset or liability. Management of the appropriate business or department reviews assumed inputs, especially when unobservable in the marketplace, in order to substantiate their use in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to determine the appropriate fair value of the asset or liability.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2022 and 2021, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 52: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.8 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.53%			8.53%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$37.5 million	Discounted Cash Flow	Conversion Rate	1.62x			1.62x
			Visa Class A Appreciation	10.10%			10.10%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by fair value hierarchy level.
TABLE 53: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2022
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,747.4	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	—	787.6	—	—	787.6
Government Sponsored Agency	—	11,545.2	—	—	11,545.2
Non-U.S. Government	—	360.0	—	—	360.0
Corporate Debt	—	1,747.6	—	—	1,747.6
Covered Bonds	—	388.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,479.4	—	—	2,479.4
Other Asset-Backed	—	5,256.2	—	—	5,256.2
Commercial Mortgage-Backed	—	1,387.8	—	—	1,387.8
Total Available for Sale	2,747.4	23,952.5	—	—	26,699.9
Trading Account	95.0	0.2	—	—	95.2
Total Available for Sale and Trading Debt Securities	2,842.4	23,952.7	—	—	26,795.1
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,510.1	—	(2,666.4)	843.7
Interest Rate Contracts	—	222.0	—	(144.3)	77.7
Other Financial Derivatives(1)	—	0.3	—	—	0.3
Total Derivative Assets	—	3,732.4	—	(2,810.7)	921.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,187.5	—	(1,826.7)	1,360.8
Interest Rate Contracts	—	431.8	—	(5.9)	425.9
Other Financial Derivatives(2)	—	—	34.8	(33.3)	1.5
Total Derivative Liabilities	$—	$3,619.3	$34.8	$(1,865.9)	$1,788.2
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2022, derivative assets and liabilities shown above also include reductions of $1,140.2 million and $195.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of total return swap contracts.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

108 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,426.1	$—	$—	$—	$2,426.1
Obligations of States and Political Subdivisions	—	3,876.1	—	—	3,876.1
Government Sponsored Agency	—	18,075.6	—	—	18,075.6
Non-U.S. Government	—	374.0	—	—	374.0
Corporate Debt	—	2,341.7	—	—	2,341.7
Covered Bonds	—	505.6	—	—	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,045.1	—	—	3,045.1
Other Asset-Backed	—	5,941.6	—	—	5,941.6
Commercial Mortgage Backed	—	1,424.7	—	—	1,424.7
Total Available for Sale	2,426.1	35,584.4	—	—	38,010.5
Trading Account	—	0.3	—	—	0.3
Total Available for Sale and Trading Debt Securities	2,426.1	35,584.7	—	—	38,010.8
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,207.4	—	(1,530.7)	676.7
Interest Rate Contracts	—	140.0	—	(3.1)	136.9
Total Derivatives Assets	—	2,347.4	—	(1,533.8)	813.6
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,998.8	—	(1,234.5)	764.3
Interest Rate Contracts	—	98.9	—	(48.1)	50.8
Other Financial Derivative(1)	—	—	37.5	(0.9)	36.6
Total Derivative Liabilities	$—	$2,097.7	$37.5	$(1,283.5)	$851.7
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the years ended December 31, 2022 and 2021.

TABLE 54: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2022	2021
Fair Value at January 1	$37.5	$35.3
Total (Gains) Losses:
Included in Earnings(1)	22.6	21.3
Purchases, Issues, Sales, and Settlements
Settlements	(25.3)	(19.1)
Fair Value at December 31	$34.8	$37.5
Unrealized Losses (Gains) Included in Earnings Related to Financial Instruments Held at December 31(1)	$16.6	$22.0
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of OREO properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 17.2% and 15.4% as of December 31, 2022 and 2021, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $6.6 million and $15.0 million at December 31, 2022 and 2021, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.

TABLE 55: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.6 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	–	20.0%	17.2%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2021
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$15.0 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	–	20.0%	15.4%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

110 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of December 31, 2022 and 2021. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 56: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,654.2	$4,654.2	$4,654.2	$—	$—
Federal Reserve and Other Central Bank Deposits	40,030.4	40,030.4	—	40,030.4	—
Interest-Bearing Deposits with Banks	1,941.1	1,941.1	—	1,941.1	—
Federal Funds Sold	32.0	32.0	—	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	1,070.3	—	1,070.3	—
Debt Securities - Held to Maturity	25,036.1	22,879.3	50.0	22,829.3	—
Loans (excluding Leases)
Held for Investment	42,749.0	42,636.5	—	—	42,636.5
Other Assets	1,476.9	1,460.4	94.7	1,365.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$56,468.9	$56,468.9	$56,468.9	$—	$—
Savings Certificates and Other Time	1,981.3	1,976.1	—	1,976.1	—
Non U.S. Offices Interest-Bearing	65,481.9	65,481.9	—	65,481.9	—
Federal Funds Purchased	1,896.9	1,896.9	—	1,896.9	—
Securities Sold Under Agreements to Repurchase	567.2	567.2	—	567.2	—
Other Borrowings	7,592.3	7,592.8	—	7,592.8	—
Senior Notes	2,724.2	2,729.8	—	2,729.8	—
Long-Term Debt	2,066.2	2,110.7	—	2,110.7	—
Unfunded Commitments	218.9	218.9	—	218.9	—
Other Liabilities	73.2	73.2	—	—	73.2

	DECEMBER 31, 2021
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$3,056.8	$3,056.8	$3,056.8	$—	$—
Federal Reserve and Other Central Bank Deposits	64,582.2	64,582.2	—	64,582.2	—
Interest-Bearing Deposits with Banks	1,949.4	1,949.4	—	1,949.4	—
Securities Purchased under Agreements to Resell	686.4	686.4	—	686.4	—
Debt Securities - Held to Maturity	23,564.5	23,315.4	47.0	23,268.4	—
Loans (excluding Leases)
Held for Investment	40,319.3	40,208.2	—	—	40,208.2
Held for Sale	12.3	24.5	—	24.5	—
Other Assets	1,275.3	1,279.8	119.1	1,160.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$83,318.6	$83,318.6	$83,318.6	$—	$—
Savings Certificates and Other Time	842.7	843.8	—	843.8	—
Non U.S. Offices Interest-Bearing	75,767.1	75,767.1	—	75,767.1	—
Federal Funds Purchased	0.2	0.2	—	0.2	—
Securities Sold Under Agreements to Repurchase	531.9	531.9	—	531.9	—
Other Borrowings	3,583.8	3,583.9	—	3,583.9	—
Senior Notes	2,505.5	2,591.4	—	2,591.4	—
Long-Term Debt	1,145.7	1,189.4	—	1,189.4	—
Unfunded Commitments	289.3	289.3	—	289.3	—
Other Liabilities	75.5	75.5	—	—	75.5

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities.

TABLE 57: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,837.7	$2.5	$92.8	$2,747.4
Obligations of States and Political Subdivisions	817.8	—	30.2	787.6
Government Sponsored Agency	11,892.5	4.3	351.6	11,545.2
Non-U.S. Government	387.6	—	27.6	360.0
Corporate Debt	1,774.3	0.2	26.9	1,747.6
Covered Bonds	403.1	0.3	14.7	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,645.8	0.3	166.7	2,479.4
Other Asset-Backed	5,544.3	—	288.1	5,256.2
Commercial Mortgage-Backed	1,456.9	0.1	69.2	1,387.8
Total	$27,760.0	$7.7	$1,067.8	$26,699.9

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,406.2	$29.3	$9.4	$2,426.1
Obligations of States and Political Subdivisions	3,841.0	73.7	38.6	3,876.1
Government Sponsored Agency	18,092.1	93.7	110.2	18,075.6
Non-U.S. Government	383.4	0.1	9.5	374.0
Corporate Debt	2,319.8	31.6	9.7	2,341.7
Covered Bonds	502.6	3.9	0.9	505.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,052.4	28.1	35.4	3,045.1
Other Asset-Backed	5,962.0	11.3	31.7	5,941.6
Commercial Mortgage-Backed	1,389.0	38.9	3.2	1,424.7
Total	$37,948.5	$310.6	$248.6	$38,010.5

TABLE 58: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

DECEMBER 31, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$1,576.6	$1,574.5	$1,261.1	$1,172.9	$—	$—	$—	$—	$2,837.7	$2,747.4
Obligations of States and Political Subdivisions	—	—	105.5	105.5	675.4	646.5	36.9	35.6	817.8	787.6
Government Sponsored Agency	2,452.0	2,404.0	5,602.6	5,441.7	3,060.2	2,962.5	777.7	737.0	11,892.5	11,545.2
Non-U.S. Government	101.3	101.1	286.3	258.9	—	—	—	—	387.6	360.0
Corporate Debt	555.8	551.8	1,199.3	1,180.3	18.3	14.8	0.9	0.7	1,774.3	1,747.6
Covered Bonds	159.5	159.2	243.6	229.5	—	—	—	—	403.1	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	498.9	494.3	1,923.7	1,802.7	223.2	182.4	—	—	2,645.8	2,479.4
Other Asset-Backed	893.7	848.6	3,244.1	3,035.5	1,250.2	1,219.7	156.3	152.4	5,544.3	5,256.2
Commercial Mortgage-Backed	17.3	17.5	1,188.1	1,145.3	251.5	225.0	—	—	1,456.9	1,387.8
Total	$6,255.1	$6,151.0	$15,054.3	$14,372.3	$5,478.8	$5,250.9	$971.8	$925.7	$27,760.0	$26,699.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

112 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2022 and 2021.

TABLE 59: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2022	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$1,123.6	$64.1	$343.1	$28.7	$1,466.7	$92.8
Obligations of States and Political Subdivisions	160.0	16.8	120.6	13.4	280.6	30.2
Government Sponsored Agency	7,631.4	262.1	2,737.7	89.5	10,369.1	351.6
Non-U.S. Government	235.4	17.3	124.6	10.3	360.0	27.6
Corporate Debt	427.3	14.6	130.3	2.8	557.6	17.4
Covered Bonds	238.0	13.5	42.8	1.2	280.8	14.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,305.4	74.4	807.1	83.2	2,112.5	157.6
Other Asset-Backed	3,873.4	217.5	1,247.6	70.6	5,121.0	288.1
Commercial Mortgage-Backed	670.9	47.4	215.6	21.8	886.5	69.2
Total	$15,665.4	$727.7	$5,769.4	$321.5	$21,434.8	$1,049.2
Note: Three corporate debt AFS securities with a fair value of $93.8 million and unrealized losses of $9.5 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $68.3 million and unrealized loss of $9.1 million have been excluded from the table above as these AFS securities have a $1.3 million allowance for credit losses reported as of December 31, 2022. Refer to the discussion further below and Note 7, “Allowance for Credit Losses” for further information.

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

As of December 31, 2022, 1,030 AFS debt securities with a combined fair value of $21.4 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $1.0 billion. As of December 31, 2022, unrealized losses in AFS debt securities of $351.6 million, $288.1 million, and $157.6 million related to government sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2021, 1,233 AFS debt securities with a combined fair value of $18.7 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $248.6 million. As of December 31, 2021, unrealized losses in AFS debt securities of $110.2 million related to government-sponsored agency, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2022, Northern Trust had the intent to sell a portfolio of AFS debt securities with an amortized cost of $2.3 billion and a fair value of $2.1 billion. The amortized cost basis of the securities were written down to their fair value and a loss of $213.0 million was recognized in Investment Security Gains (Losses), net on the consolidated statements of income in 2022. Please see Note 34, “Subsequent Event” for discussion on the January 2023 sale of these securities.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 113

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
There was a $1.3 million provision for credit losses and allowance for credit losses for AFS securities for the year ended December 31, 2022, primarily for corporate debt securities. There was no provision for credit losses or allowance for credit losses for AFS securities for the year ended December 31, 2021. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 7, “Allowance for Credit Losses.”

Held to Maturity Debt Securities. The following tables provide the amortized cost, fair values and remaining maturities of held to maturity (HTM) debt securities.

TABLE 60: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF HELD TO MATURITY DEBT SECURITIES

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$50.0	$—	$—	$50.0
Obligations of States and Political Subdivisions	2,565.3	—	149.8	2,415.5
Government Sponsored Agency	9,407.7	—	1,076.0	8,331.7
Non-U.S. Government	3,234.0	0.1	133.8	3,100.3
Corporate Debt	713.3	—	45.4	667.9
Covered Bonds	2,530.3	0.3	158.7	2,371.9
Certificates of Deposit	35.9	—	—	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	1.0	436.1	5,268.2
Other Asset-Backed	263.7	—	1.0	262.7
Other	532.6	—	157.4	375.2
Total	$25,036.1	$1.4	$2,158.2	$22,879.3

	DECEMBER 31, 2021
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$47.0	$—	$—	$47.0
Obligations of States and Political Subdivisions	0.8	—	—	0.8
Government Sponsored Agency	5,927.6	1.1	106.1	5,822.6
Non-U.S. Government	5,773.3	3.9	9.8	5,767.4
Corporate Debt	901.8	2.5	6.5	897.8
Covered Bonds	2,942.4	8.3	9.6	2,941.1
Certificates of Deposit	674.7	—	—	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	6,098.0	14.3	80.0	6,032.3
Other Asset-Backed	682.6	1.0	—	683.6
Other	516.3	3.4	71.6	448.1
Total	$23,564.5	$34.5	$283.6	$23,315.4

As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $436.1 million related to government sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase. As of December 31, 2021, the $23.6 billion HTM debt securities portfolio had an unrealized loss of $106.1 million and $80.0 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

114 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 61: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

DECEMBER 31, 2022	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$50.0	$50.0	$—	$—	$—	$—	$—	$—	$50.0	$50.0
Obligations of States and Political Subdivisions	36.4	36.0	753.0	725.8	1,325.5	1,242.3	450.4	411.4	2,565.3	2,415.5
Government Sponsored Agency	879.8	775.0	2,957.6	2,624.9	3,629.7	3,232.7	1,940.6	1,699.1	9,407.7	8,331.7
Non-U.S. Government	1,742.3	1,741.8	1,344.7	1,233.0	147.0	125.5	—	—	3,234.0	3,100.3
Corporate Debt	91.8	90.9	606.4	565.0	15.1	12.0	—	—	713.3	667.9
Covered Bonds	410.5	408.6	1,699.8	1,607.6	420.0	355.7	—	—	2,530.3	2,371.9
Certificates of Deposit	35.9	35.9	—	—	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,019.0	1,006.8	4,554.6	4,154.1	129.7	107.3	—	—	5,703.3	5,268.2
Other Asset-Backed	88.6	88.4	102.9	102.4	72.2	71.9	—	—	263.7	262.7
Other	46.5	44.6	301.2	261.7	34.5	24.8	150.4	44.1	532.6	375.2
Total	$4,400.8	$4,278.0	$12,320.2	$11,274.5	$5,773.7	$5,172.2	$2,541.4	$2,154.6	$25,036.1	$22,879.3
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2022, for capital management purposes, the Corporation transferred government sponsored agency and obligations of states and political subdivisions securities that had a fair value of $6.6 billion from the AFS to HTM classification, all of which were transferred in the third quarter of 2022. During the year ended December 31, 2021, the Corporation transferred government sponsored agency securities that had a fair value of $6.9 billion from AFS to HTM for capital management purposes, all of which were transferred in the second quarter of 2021. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.

Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.

TABLE 62: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 2021
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$47.0	$—	$—	$—	$—	$47.0
Obligations of States and Political Subdivisions	—	0.8	—	—	—	0.8
Government Sponsored Agency	5,927.6	—	—	—	—	5,927.6
Non-U.S. Government	398.0	942.6	4,088.8	343.9	—	5,773.3
Corporate Debt	2.3	386.7	512.8	—	—	901.8
Covered Bonds	2,942.4	—	—	—	—	2,942.4
Certificates of Deposit	—	—	—	—	674.7	674.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,207.6	1,858.0	31.3	1.1	—	6,098.0
Other Asset-Backed	682.6	—	—	—	—	682.6
Other	—	—	—	—	516.3	516.3
Total	$14,207.5	$3,188.1	$4,632.9	$345.0	$1,191.0	$23,564.5
Percent of Total	60%	14%	20%	1%	5%	100%

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 97% and 94% of the HTM portfolio comprised of securities rated A or higher as of December 31, 2022 and 2021, respectively. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both December 31, 2022 and 2021, and 2% and 5% not rated by Moody’s, S&P Global, or Fitch Ratings at December 31, 2022 and 2021, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Investment Security Gains and Losses. During the fourth quarter of 2022, losses of $213.0 million were recognized in conjunction with the intent to sell certain AFS debt securities which is included in the tables below. Refer to Note 34, “Subsequent Event” for the January 2023 sale of such securities. Proceeds of $138.7 million, $116.7 million and $879.9 million in 2022, 2021 and 2020, respectively, from the sale of debt securities resulted in the following pre-tax Investment Security Gains (Losses), net shown in the following tables.

TABLE 63: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2022	2021	2020
Gross Realized Debt Securities Gains	$—	$1.4	$3.4
Gross Realized Debt Securities Losses	(214.0)	(1.7)	(3.8)
Investment Security Gains (Losses), net(1)	$(214.0)	$(0.3)	$(0.4)
(1) $214.0 million of Investment Security Gains (Losses), net includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.
TABLE 64: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	DECEMBER 31,
(In Millions)	2022	2021	2020
Obligations of States and Political Subdivisions	$(95.8)	$—	$—
Government Sponsored Agency	—	—	(1.8)
Corporate Debt(1)	(67.3)	(0.3)	(0.4)
Other Asset-Backed	(17.1)	—	(0.7)
Commercial Mortgage-Backed	(33.8)	—	2.5
Investment Security Gains (Losses), net(2)	$(214.0)	$(0.3)	$(0.4)
(1) Proceeds of $138.7 million from the sale of corporate debt securities in 2022 resulted in a $1.0 million loss in pre-tax Investment Security Gains (Losses), net.
(2) $214.0 million of Investment Security Gains (Losses), net includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.

116 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
During the third quarter of 2021, Northern Trust became a Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program. FICC, a wholly-owned subsidiary of The Depository Trust & Clearing Corporation, is a central counterparty and provides netting and settlement for the U.S. Government securities marketplace. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the Fixed Income Clearing Corporation (FICC) is the counterparty. Refer to Note 25, “Commitments and Contingent Liabilities.”
The following tables summarize information related to Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase.

TABLE 65: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2022	2021
Balance at December 31	$1,070.3	$686.4
Average Balance During the Year	1,071.2	1,067.4
Average Interest Rate Earned During the Year	9.68%	0.33%
Maximum Month-End Balance During the Year	$1,320.8	$1,819.1
Note: Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty. The table above includes the impact of balance sheet netting under master netting arrangements. Refer to Note 27, “Offsetting of Assets and Liabilities.”

TABLE 66: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2022	2021
Balance at December 31	$567.2	$531.9
Average Balance During the Year	433.6	232.0
Average Interest Rate Paid During the Year	20.94%	0.07%
Maximum Month-End Balance During the Year	$869.0	$892.6
Note: Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty. The table above includes the impact of balance sheet netting under master netting arrangements. Refer to Note 27, “Offsetting of Assets and Liabilities.”

TABLE 67: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	December 31, 2022			December 31, 2021
($ In Millions)	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL	OVERNIGHT AND CONTINUOUS	UP TO 30 DAYS	TOTAL
U.S. Treasury and Agency Securities	$567.2	$—	$567.2	$32.4	$499.5	$531.9
Total Borrowings	567.2	—	567.2	32.4	499.5	531.9
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 27	567.2	—	567.2	32.4	499.5	531.9

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Loans and Leases
Amounts outstanding for Loans and Leases, by segment and class, are shown in the following table.
TABLE 68: LOANS AND LEASES

	DECEMBER 31,
(In Millions)	2022	2021
Commercial
Commercial and Institutional(1)	$12,415.0	$11,489.2
Commercial Real Estate	4,773.0	4,326.3
Non-U.S.(1)	3,131.1	1,990.2
Lease Financing, net	—	11.0
Other	1,316.5	670.7
Total Commercial	21,635.6	18,487.4
Personal
Private Client	14,119.0	15,256.3
Residential Real Estate	6,413.5	6,319.9
Non-U.S.	510.0	381.8
Other	215.2	35.2
Total Personal	21,257.7	21,993.2
Total Loans and Leases	$42,893.3	$40,480.6
(1) Commercial and institutional and commercial-non-U.S. combined include $5.6 billion and $4.9 billion of private equity capital call finance loans at December 31, 2022 and 2021, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2022 and 2021, equity credit lines totaled $248.6 million and $258.2 million, respectively. Equity credit lines for which first liens were held by Northern Trust represented 98% and 97% of the total equity credit lines as of December 31, 2022 and 2021, respectively.
Included within the commercial-non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, totaling $2.9 billion and $1.6 billion at December 31, 2022 and 2021, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $24.4 million and $8.0 million at December 31, 2022 and 2021, respectively. There were no loans classified as held for sale at December 31, 2022. There were $12.3 million loans classified as held for sale at December 31, 2021 related to the decision to exit a non-strategic loan portfolio primarily within residential real estate. Loans classified as held for sale are recorded at the lower of cost or fair value. There was $11.2 million and $118.8 million loans sold during the year ended December 31, 2022 and 2021, respectively, which were primarily residential real estate loans.
As of December 31, 2022 and 2021, there were no leases classified as held for sale. As of December 31, 2022, there were no leases outstanding.

118 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Loan and lease segment and class balances as of December 31, 2022 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 69: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2022	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$753.3	$1,087.5	$209.8	$159.3	$45.9	$511.3	$6,032.8	$17.7	$8,817.6
4 to 5 Category	744.1	740.6	300.8	191.1	151.4	174.7	1,102.3	32.9	3,437.9
6 to 9 Category	50.8	30.5	—	13.7	—	—	64.5	—	159.5
Total Commercial and Institutional	1,548.2	1,858.6	510.6	364.1	197.3	686.0	7,199.6	50.6	12,415.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	318.7	227.4	123.6	123.5	39.8	39.1	113.4	3.0	988.5
4 to 5 Category	968.5	1,040.0	637.8	447.3	153.0	256.9	181.5	17.5	3,702.5
6 to 9 Category	7.7	22.7	—	49.1	—	—	2.5	—	82.0
Total Commercial Real Estate	1,294.9	1,290.1	761.4	619.9	192.8	296.0	297.4	20.5	4,773.0
Non-U.S.
Risk Rating:
1 to 3 Category	991.9	46.2	109.6	14.8	—	6.5	1,158.3	—	2,327.3
4 to 5 Category	459.0	—	—	—	—	214.9	89.5	1.8	765.2
6 to 9 Category	0.1	—	—	23.1	—	—	15.4	—	38.6
Total Non-U.S.	1,451.0	46.2	109.6	37.9	—	221.4	1,263.2	1.8	3,131.1
Other
Risk Rating:
1 to 3 Category	993.9	—	—	—	—	—	—	—	993.9
4 to 5 Category	322.6	—	—	—	—	—	—	—	322.6
Total Other	1,316.5	—	—	—	—	—	—	—	1,316.5
Total Commercial	5,610.6	3,194.9	1,381.6	1,021.9	390.1	1,203.4	8,760.2	72.9	21,635.6
Personal
Private Client
Risk Rating:
1 to 3 Category	395.5	159.9	50.5	313.6	13.4	18.5	5,352.5	28.2	6,332.1
4 to 5 Category	430.3	755.1	192.4	191.3	38.7	160.0	5,728.6	267.2	7,763.6
6 to 9 Category	0.9	—	0.1	—	18.6	—	3.7	—	23.3
Total Private Client	826.7	915.0	243.0	504.9	70.7	178.5	11,084.8	295.4	14,119.0
Residential Real Estate
Risk Rating:
1 to 3 Category	871.6	666.7	567.7	168.1	102.9	750.8	128.4	7.9	3,264.1
4 to 5 Category	354.3	656.7	597.6	290.0	170.9	838.2	180.4	1.0	3,089.1
6 to 9 Category	—	6.8	1.5	1.1	3.7	35.9	11.3	—	60.3
Total Residential Real Estate	1,225.9	1,330.2	1,166.8	459.2	277.5	1,624.9	320.1	8.9	6,413.5
Non-U.S.
Risk Rating:
1 to 3 Category	3.0	3.7	—	—	4.6	2.3	124.6	—	138.2
4 to 5 Category	24.2	40.3	—	21.3	3.2	2.9	272.0	7.8	371.7
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	27.2	44.0	—	21.3	7.8	5.3	396.6	7.8	510.0
Other
Risk Rating:
1 to 3 Category	190.8	—	—	—	—	—	—	—	190.8
4 to 5 Category	24.4	—	—	—	—	—	—	—	24.4
Total Other	215.2	—	—	—	—	—	—	—	215.2
Total Personal	2,295.0	2,289.2	1,409.8	985.4	356.0	1,808.7	11,801.5	312.1	21,257.7
Total Loans and Leases	$7,905.6	$5,484.1	$2,791.4	$2,007.3	$746.1	$3,012.1	$20,561.7	$385.0	$42,893.3

120 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021	TERM LOANS AND LEASES						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2021	2020	2019	2018	2017	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$1,042.0	$310.2	$468.9	$163.9	$55.4	$541.6	$4,946.0	$0.1	$7,528.1
4 to 5 Category	993.4	441.7	406.7	193.6	243.3	230.2	1,217.8	33.1	3,759.8
6 to 9 Category	44.0	6.0	47.1	30.2	9.9	1.9	62.2	—	201.3
Total Commercial and Institutional	2,079.4	757.9	922.7	387.7	308.6	773.7	6,226.0	33.2	11,489.2
Commercial Real Estate
Risk Rating:
1 to 3 Category	472.0	298.7	279.8	65.8	16.6	79.5	67.5	2.9	1,282.8
4 to 5 Category	912.7	644.8	491.5	205.4	89.6	390.6	182.3	20.5	2,937.4
6 to 9 Category	50.1	—	50.6	—	—	2.9	2.5	—	106.1
Total Commercial Real Estate	1,434.8	943.5	821.9	271.2	106.2	473.0	252.3	23.4	4,326.3
Non-U.S.
Risk Rating:
1 to 3 Category	816.5	68.9	38.4	—	9.1	—	582.0	—	1,514.9
4 to 5 Category	167.0	—	—	1.9	—	191.9	73.3	1.8	435.9
6 to 9 Category	2.9	—	23.1	—	—	—	13.4	—	39.4
Total Non-U.S.	986.4	68.9	61.5	1.9	9.1	191.9	668.7	1.8	1,990.2
Lease Financing, net
Risk Rating:
6 to 9 Category	—	—	—	—	—	11.0	—	—	11.0
Total Lease Financing, net	—	—	—	—	—	11.0	—	—	11.0
Other
Risk Rating:
1 to 3 Category	551.5	—	—	—	—	—	—	—	551.5
4 to 5 Category	119.2	—	—	—	—	—	—	—	119.2
Total Other	670.7	—	—	—	—	—	—	—	670.7
Total Commercial	5,171.3	1,770.3	1,806.1	660.8	423.9	1,449.6	7,147.0	58.4	18,487.4
Personal
Private Client
Risk Rating:
1 to 3 Category	432.5	116.6	90.3	14.9	39.3	129.8	7,592.8	44.7	8,460.9
4 to 5 Category	567.8	335.2	396.9	213.3	55.0	39.9	4,979.8	178.3	6,766.2
6 to 9 Category	1.9	2.4	3.0	20.4	—	—	1.5	—	29.2
Total Private Client	1,002.2	454.2	490.2	248.6	94.3	169.7	12,574.1	223.0	15,256.3
Residential Real Estate
Risk Rating:
1 to 3 Category	1,018.1	660.3	213.0	110.4	139.8	763.1	161.5	—	3,066.2
4 to 5 Category	434.0	676.6	325.5	190.9	172.1	1,145.9	218.1	2.2	3,165.3
6 to 9 Category	0.3	9.9	6.5	5.3	6.3	55.1	5.0	—	88.4
Total Residential Real Estate	1,452.4	1,346.8	545.0	306.6	318.2	1,964.1	384.6	2.2	6,319.9
Non-U.S.
Risk Rating:
1 to 3 Category	27.5	—	1.2	—	—	1.0	44.1	—	73.8
4 to 5 Category	36.1	—	20.6	10.4	—	3.8	229.1	7.8	307.8
6 to 9 Category	—	—	—	—	—	0.2	—	—	0.2
Total Non-U.S.	63.6	—	21.8	10.4	—	5.0	273.2	7.8	381.8
Other
Risk Rating:
1 to 3 Category	13.4	—	—	—	—	—	—	—	13.4
4 to 5 Category	21.8	—	—	—	—	—	—	—	21.8
Total Other	35.2	—	—	—	—	—	—	—	35.2
Total Personal	2,553.4	1,801.0	1,057.0	565.6	412.5	2,138.8	13,231.9	233.0	21,993.2
Total Loans and Leases	$7,724.7	$3,571.3	$2,863.1	$1,226.4	$836.4	$3,588.4	$20,378.9	$291.4	$40,480.6

Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 121

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
Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 to 9.” These credits, which include all nonaccrual credits, are expected to exhibit probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.

Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans and leases that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans and leases by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of December 31, 2022 and 2021.

TABLE 70: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2022
Commercial
Commercial and Institutional	$12,353.7	$40.2	$3.0	$0.7	$12,397.6	$17.4	$12,415.0	$4.4
Commercial Real Estate	4,761.5	1.3	—	—	4,762.8	10.2	4,773.0	6.2
Non-U.S.	3,131.1	—	—	—	3,131.1	—	3,131.1	—
Other	1,316.5	—	—	—	1,316.5	—	1,316.5	—
Total Commercial	21,562.8	41.5	3.0	0.7	21,608.0	27.6	21,635.6	10.6
Personal
Private Client	13,843.5	192.3	29.9	53.3	14,119.0	—	14,119.0	—
Residential Real Estate	6,373.2	9.6	12.3	0.1	6,395.2	18.3	6,413.5	18.3
Non-U.S.	509.9	—	—	0.1	510.0	—	510.0	—
Other	215.2	—	—	—	215.2	—	215.2	—
Total Personal	20,941.8	201.9	42.2	53.5	21,239.4	18.3	21,257.7	18.3
Total Loans and Leases	$42,504.6	$243.4	$45.2	$54.2	$42,847.4	$45.9	$42,893.3	$28.9
			Other Real Estate Owned			$—
			Total Nonaccrual Assets			$45.9

122 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS AND LEASES
December 31, 2021
Commercial
Commercial and Institutional	$11,434.7	$32.5	$2.1	$0.4	$11,469.7	$19.5	$11,489.2	$8.8
Commercial Real Estate	4,256.6	3.1	—	—	4,259.7	66.6	4,326.3	52.3
Non-U.S.	1,990.2	—	—	—	1,990.2	—	1,990.2	—
Lease Financing, net	11.0	—	—	—	11.0	—	11.0	—
Other	670.7	—	—	—	670.7	—	670.7	—
Total Commercial	18,363.2	35.6	2.1	0.4	18,401.3	86.1	18,487.4	61.1
Personal
Private Client	14,927.3	229.5	71.8	27.7	15,256.3	—	15,256.3	—
Residential Real Estate	6,273.2	7.0	3.3	0.2	6,283.7	36.2	6,319.9	36.2
Non-U.S	381.6	0.2	—	—	381.8	—	381.8	—
Other	35.2	—	—	—	35.2	—	35.2	—
Total Personal	21,617.3	236.7	75.1	27.9	21,957.0	36.2	21,993.2	36.2
Total Loans and Leases	$39,980.5	$272.3	$77.2	$28.3	$40,358.3	$122.3	$40,480.6	$97.3
			Other Real Estate Owned			$3.0
			Total Nonaccrual Assets			$125.3

Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $4.1 million in 2022, $4.6 million in 2021, and $4.6 million in 2020.

Collateral Dependent Financial Assets. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Most of Northern Trust’s collateral dependent credit exposure relates to its residential real estate portfolio for which the collateral is usually the underlying real estate property. For collateral-dependent financial assets, it is Northern Trust’s policy to reserve or charge-off the difference between the amortized cost basis of the loan and the value of the collateral. The collateral-dependent financial asset balance as of December 31, 2022 was immaterial to Northern Trust’s financial statements.

Nonaccrual Loans and Troubled Debt Restructurings (TDRs). A loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring. There were $35.3 million and $76.7 million of nonaccrual TDRs included within nonaccrual loans as of December 31, 2022 and 2021, respectively. There were $39.7 million and $16.5 million of accrual TDRs included within nonaccrual loans as of December 31, 2022 and 2021, respectively. There were $0.2 million of aggregate undrawn loan commitments and standby letters of credit at both December 31, 2022 and 2021, issued to borrowers with TDR modifications of loans.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides, by segment and class, the number of TDR modifications of loans and leases during the years ended December 31, 2022, and 2021, and the recorded investments and unpaid principal balances as of December 31, 2022 and 2021.

TABLE 71: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2022
Commercial
Commercial and Institutional	Interest rate concession, extension of term, and other modification	2	$0.6	$0.6
Commercial Real Estate	Interest rate concession and other modification	1	31.6	32.5
Total Commercial		3	32.2	33.1
Personal
Residential Real Estate	Interest rate concession, deferrals of principal, extension of term, and other modification	3	0.2	0.2
Private Client	Interest rate concession and extension of term	1	0.4	0.4
Total Personal		4	0.6	0.6
Total Loans and Leases		7	$32.8	$33.7
Note: Period-end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2021
Commercial
Commercial and Institutional	Deferrals of principal	6	$19.6	$19.6
Commercial Real Estate	Deferrals of principal, interest rate concessions, other modifications, and extension of term	3	36.0	42.4
Total Commercial		9	55.6	62.0
Personal
Residential Real Estate	Deferrals of principal, extension of term, and other modifications	10	1.3	1.5
Total Personal		10	1.3	1.5
Total Loans and Leases		19	$56.9	$63.5
Note: Period-end balances reflect all paydowns and charge-offs during the year.

TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.
There were no loan or lease TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2022.
There were two loan or lease TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2021. The total recorded investment for these loans was approximately $5.6 million and the unpaid principal balance for these loans was approximately $5.6 million.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of December 31, 2022 and 2021, Northern Trust held foreclosed real estate properties with an immaterial carrying value for both years as a result of obtaining physical possession. In addition, as of December 31, 2022 and 2021, Northern Trust had loans with a carrying value of $1.1 million and $2.6 million, respectively, for which formal foreclosure proceedings were in process.
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

124 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. While uncertainty and volatility have increased recently due to geopolitical events and higher levels of inflation and interest rates, the primary forecast provides for continued economic growth, recognizing the current strength of the labor market, consumer spending, and business investment. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
The following table provides information regarding changes in the total allowance for credit losses.
TABLE 72: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(6.0)	—	—	—	(6.0)
Recoveries	10.2	—	—	—	10.2
Net Recoveries (Charge-Offs)	4.2	—	—	—	4.2
Provision for Credit Losses(1)	1.7	4.4	4.8	(0.2)	10.7
Balance at End of Period	$144.3	$38.5	$16.0	$0.8	$199.6
(1) The table excludes a provision for credit losses of $1.3 million for the year ended December 31, 2022 for AFS debt securities. See further detail in Note 4, “Securities.”

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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision for Credit Losses, excluding the provision for available for sale debt securities of $1.3 million, was a provision of $10.7 million for the year ended December 31, 2022, as compared to a $81.5 million release of credit reserves in the year ended December 31, 2021. The provision for loans and undrawn commitments and standby letters of credit was primarily due to an increase in the reserve evaluated on a collective basis, driven by a weaker macroeconomic outlook and growth in the commercial and institutional and commercial real estate portfolios, partially offset by improvements in credit quality, mainly within the commercial and institutional portfolio during the year ended December 31, 2022. There were net recoveries of $4.2 million during the year ended December 31, 2022, as compared to net recoveries of $6.3 million for the year ended December 31, 2021. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
For credit exposure and the associated allowance related to fee receivables, please refer to Note 17, “Revenue from Contracts with Clients.” For information related to the allowance for AFS debt securities, please refer to Note 4, “Securities.” For the allowance pertaining to all other financial assets recognized at amortized cost, which include Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.

126 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans and leases, including undrawn loan commitments and standby letters of credit, by segment.

TABLE 73: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	(5.3)	(0.7)	(6.0)	—	—	—
Recoveries	2.7	7.5	10.2	—	—	—
Net Recoveries (Charge-Offs)	(2.6)	6.8	4.2	—	—	—
Provision for Credit Losses	13.2	(11.5)	1.7	4.9	(0.5)	4.4
Balance at End of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5

	2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	(0.3)	(0.4)	(0.7)	—	—	—
Recoveries	0.9	6.1	7.0	—	—	—
Net Recoveries (Charge-Offs)	0.6	5.7	6.3	—	—	—
Provision for Credit Losses	(37.2)	(21.4)	(58.6)	(26.2)	(0.8)	(27.0)
Balance at End of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1

	2020
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at End of Prior Period	$58.1	$46.4	$104.5	$15.8	$4.1	$19.9
Cumulative Effect Adjustment	(5.9)	3.7	(2.2)	11.9	(3.0)	8.9
Balance at Beginning of Period	$52.2	$50.1	$102.3	$27.7	$1.1	$28.8
Charge-Offs	(6.3)	(3.4)	(9.7)	—	—	—
Recoveries	2.4	4.1	6.5	—	—	—
Net Recoveries (Charge-Offs)	(3.9)	0.7	(3.2)	—	—	—
Provision for Credit Losses	93.9	(2.3)	91.6	29.9	2.4	32.3
Balance at End of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the recorded investments in loans and leases and the allowance for credit losses for loans and leases and undrawn loan commitments and standby letters of credit by segment as of December 31, 2022 and 2021.

TABLE 74: RECORDED INVESTMENTS IN LOANS AND LEASES

	DECEMBER 31, 2022			DECEMBER 31, 2021
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans and Leases
Evaluated on an Individual Basis	$63.0	$46.1	$109.1	$92.1	$74.5	$166.6
Evaluated on a Collective Basis	21,572.6	21,211.6	42,784.2	18,395.3	21,918.7	40,314.0
Total Loans and Leases	21,635.6	21,257.7	42,893.3	18,487.4	21,993.2	40,480.6
Allowance for Credit Losses on Loans and Leases
Evaluated on an Individual Basis	10.4	—	10.4	10.1	—	10.1
Evaluated on a Collective Basis	105.8	28.1	133.9	95.5	32.8	128.3
Allowance Assigned to Loans and Leases	116.2	28.1	144.3	105.6	32.8	138.4
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	36.3	2.2	38.5	31.4	2.7	34.1
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	36.3	2.2	38.5	31.4	2.7	34.1
Total Allowance Assigned to Loans and Leases and Undrawn Loan Commitments and Standby Letters of Credit	$152.5	$30.3	$182.8	$137.0	$35.5	$172.5

Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during 2022 and 2021.

TABLE 75: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$—	$0.1	$4.8	$11.2
Provision for Credit Losses	0.5	1.7	1.0	1.5	—	0.1	4.8
Balance at End of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	2021
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$0.2	$1.2	$—	$0.1	$5.0	$7.3
Provision for Credit Losses	0.6	1.7	1.8	—	—	(0.2)	3.9
Balance at End of Period	$1.4	$1.9	$3.0	$—	$0.1	$4.8	$11.2
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $0.8 million and $1.0 million as of December 31, 2022 and 2021, respectively.
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

128 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.

TABLE 76: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2022	DECEMBER 31, 2021
Loans and Leases	$203.1	$62.6
Debt Securities
Held to Maturity	63.2	30.4
Available for Sale	147.1	129.7
Other Financial Assets	43.8	2.3
Total	$457.2	$225.0
Accrued interest in 2022 increased compared to 2021, primarily due to higher interest rates. The amount of accrued interest reversed through interest income for loans and leases was immaterial and there was no accrued interest reversed through interest income related to any other financial assets during the years ended 2022 and 2021.
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
Banks and Bank Holding Companies. At December 31, 2022, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.6 billion, and Securities Purchased under Agreements to Resell of $1.1 billion. At December 31, 2021, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $3.0 billion, and Securities Purchased under Agreements to Resell of $686.4 million. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.4 billion at December 31, 2022 and $6.3 billion at December 31, 2021, representing 16% and 17%, respectively, of total U.S. loans and leases. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $783.4 million and $665.9 million at December 31, 2022 and 2021, respectively. The table below provides additional detail regarding residential real estate loans by geographic region.
TABLE 77: RESIDENTIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION

	DECEMBER 31,
(In Millions)	2022	2021
Residential Real Estate by geographic region:
Florida	$1,603.2	$1,554.8
California	1,508.1	1,449.0
Illinois	686.9	738.8
New York	498.7	449.4
Colorado	364.2	309.0
Texas	312.4	320.3
All other(1)	1,440.0	1,498.6
Total Residential Real Estate	$6,413.5	$6,319.9
(1) The remainder is distributed throughout the other geographic regions within the U.S. served by Northern Trust.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Real Estate. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and New York markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion. At December 31, 2022, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $449.3 million and $69.7 million, respectively. At December 31, 2021, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $357.9 million and $30.0 million, respectively.
The table below provides additional detail regarding commercial real estate loan types.
TABLE 78: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2022	2021
Commercial Mortgages
Office	$1,054.0	$1,011.4
Apartment/ Multi-family	1,392.7	1,288.8
Retail	572.2	601.8
Industrial/ Warehouse	596.2	442.9
Other	548.0	516.8
Total Commercial Mortgages	4,163.1	3,861.7
Construction, Acquisition and Development Loans	609.9	464.6
Total Commercial Real Estate Loans	$4,773.0	$4,326.3
Note 9 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.

TABLE 79: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2022
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	224.7	137.7	87.0
Equipment	499.7	281.9	217.8
Leasehold Improvements	514.1	329.6	184.5
Total Buildings and Equipment	$1,250.0	$749.5	$500.5

	DECEMBER 31, 2021
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	217.6	136.5	81.1
Equipment	478.4	275.4	203.0
Leasehold Improvements	513.6	320.2	193.4
Total Buildings and Equipment	$1,221.1	$732.4	$488.7
The charge for depreciation amounted to $110.1 million in 2022, $110.8 million in 2021, and $116.5 million in 2020 on the consolidated statements of income.

130 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Lease Commitments
At December 31, 2022, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.

The components of lease costs for the years ended December 31, 2022 and 2021 were as follows.
TABLE 80: LEASE COST COMPONENTS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021
Operating Lease Cost	$104.5	$96.2
Variable Lease Cost (1)	82.2	76.9
Sublease Income	(2.9)	(4.5)
Total Lease Cost	$183.8	$168.6
(1) Variable Lease Cost includes rental payments based on usage, common-area maintenance costs and property taxes.

The following table presents a maturity analysis of lease liabilities as of December 31, 2022.

TABLE 81: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2023	$88.3
2024	86.3
2025	88.5
2026	71.9
2027	71.4
Later Years	319.2
Total Lease Payments	725.6
Less: Imputed Interest	(99.4)
Present Value of Lease Liabilities	$626.2

As of December 31, 2022, Northern Trust had commitments for operating leases in addition to the above that have not yet commenced for approximately $122.7 million. These operating leases are for the use of office space with lease terms of between 7 and 20 years and are expected to commence in the first and third quarter of 2023.
Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2022 and 2021 are presented in the following table.

TABLE 82: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2022	DECEMBER 31, 2021
Assets
Operating Lease Right-of-Use Asset	Other Assets	$484.8	$531.2
Liabilities
Operating Lease Liability	Other Liabilities	$626.2	$663.1

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2022 and 2021 were as follows:

TABLE 83: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2022	DECEMBER 31, 2021
Operating Leases
Weighted-Average Remaining Lease Term	9.3 years	9.6 years
Weighted-Average Discount Rate	3.0%	2.4%

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021.
TABLE 84: SUPPLEMENTAL CASH FLOW INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$70.3	$69.5
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$61.0	$58.5
Note 11 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2022 and 2021, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows.

TABLE 85: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2020	$626.7	$80.5	$707.2
Goodwill Acquired	4.2	—	4.2
Foreign Exchange Rates	(5.2)	—	(5.2)
Balance at December 31, 2021	$625.7	$80.5	$706.2
Foreign Exchange Rates	(14.7)	(0.2)	(14.9)
Balance at December 31, 2022	$611.0	$80.3	$691.3
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Asset Servicing and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2022 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2022.

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2022 and 2021 were as follows.

TABLE 86: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2022	2021
Gross Carrying Amount	$197.9	$206.4
Less: Accumulated Amortization	120.3	114.8
Net Book Value	$77.6	$91.6
Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets was $9.3 million, $14.8 million, and $16.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization for the years 2023,

132 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024, 2025, 2026, and 2027 is estimated to be $9.2 million, $9.1 million, $8.5 million, $8.1 million, and $7.9 million respectively.

Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2022 and 2021 were as follows.

TABLE 87: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2022	2021
Gross Carrying Amount	$3,479.3	$2,982.1
Less: Accumulated Amortization	1,517.4	1,299.5
Net Book Value	$1,961.9	$1,682.6
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $434.2 million in 2022, $390.1 million in 2021, and $366.9 million in 2020.
Note 12 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2022.

TABLE 88: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2022
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$1,600.6	$2,024.2	$3,624.8
Over 1 Year to 2 Years	91.4	—	91.4
Over 2 Years to 3 Years	2.3	—	2.3
Over 3 Years to 4 Years	1.3	—	1.3
Over 4 Years to 5 Years	2.0	—	2.0
Over 5 Years	—	—	—
Total	$1,697.6	$2,024.2	$3,721.8
As of December 31, 2021, there were $1,025.2 million of time deposits in denominations of $250,000 or greater, of which $641.7 million were Certificates of Deposit and $383.5 million were non-U.S.
Note 13 – Senior Notes and Long-Term Debt
Senior Notes. On May 10, 2022, the Corporation issued $1.0 billion of 4.00% senior notes, due May 10, 2027. The senior notes bear interest at an annual rate of 4.00%, payable semi-annually in arrears. The senior notes are unsecured and rank equally with all of the Corporation’s existing and future senior debt. On or after April 10, 2027, the senior notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
A summary of Senior Notes outstanding at December 31, 2022 and 2021 is presented in the following table.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 89: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2022	2021
Corporation-Senior Notes
Fixed Rate Due Aug. 2022(1)	2.375%	$—	$499.8
Fixed Rate Due May 2027(2)	4.00	995.0	—
Fixed Rate Due Aug. 2028(3)(4)	3.65	476.6	548.5
Fixed Rate Due May 2029(3)(4)	3.15	460.3	533.9
Fixed Rate Due May 2030(3)(4)	1.95	792.3	923.3
Total Senior Notes		$2,724.2	$2,505.5
(1) Not redeemable prior to maturity.
(2) Redeemable within one month of maturity.
(3) Redeemable within three months of maturity.
(4) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of senior notes outstanding of $(264.7) million and $12.5 million were recorded as of December 31, 2022 and 2021, respectively. See further detail in Note 26, “Derivative Financial Instruments.”

Long-Term Debt. On November 2, 2022, the Corporation issued $1.0 billion of 6.125% subordinated notes, due November 2, 2032. The subordinated notes bear interest at an annual rate of 6.125%, payable semi-annually in arrears. The subordinated notes are unsecured and rank junior to all of the Corporation’s existing and future senior debt. On or after August 2, 2032, the subordinated notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
A summary of Long-Term Debt outstanding at December 31, 2022 and 2021 is presented in the following table.
TABLE 90: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2022	2021
Corporation-Subordinated Debt
Fixed Rate Notes due October 2025(1)(2)	3.95%	$720.1	$796.2
Fixed-to-Floating Rate Notes due May 2032(3)	3.375	349.7	349.5
Fixed Rate Notes due November 2032(4)	6.125	996.4	—
Total Long-Term Debt		$2,066.2	$1,145.7
Long-Term Debt Qualifying as Risk-Based Capital		$1,648.5	$799.8
(1) Not redeemable prior to maturity.
(2) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of the subordinated notes outstanding of $(29.3) million and $46.9 million were recorded as of December 31, 2022 and 2021, respectively. See further detail in Note 26, “Derivative Financial Instruments.”
(3) The subordinated notes will bear interest from the date they were issued to, but excluding, May 8, 2027, at an annual rate of 3.375%, payable semi-annually in arrears. Effective February 27, 2023, the Board of Governors of the Federal Reserve adopted a final rule to implement the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The final rule establishes benchmark replacements for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR after June 30, 2023. Pursuant to the final rule, three-month LIBOR will be replaced by the three-month CME Term SOFR Reference Rate, as administered by CME Group Benchmark Administration, Ltd. (“three-month CME Term SOFR”) plus the statutory spread adjustment of 0.26161% as set forth in the final rule. As a result, from, and including, May 8, 2027, the subordinated notes will bear interest at an annual rate equal to three-month CME Term SOFR plus 0.26161% plus 1.131%, payable quarterly in arrears. The subordinated notes are unsecured and may be redeemed, in whole but not in part, on, and only on, May 8, 2027, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
(4) Redeemable within three months of maturity.
Note 14 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2022, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2022, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2022 and 2021 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).

134 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to three-month CME Term SOFR plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027.
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
Series E Preferred Stock. As of December 31, 2022, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of December 31, 2022 and 2021 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 18, 2022, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2023, to stockholders of record as of December 15, 2022.
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
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. During the year ended December 31, 2022, the Corporation repurchased 311,536 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $35.4 million. During the year ended December 31, 2021, the Corporation repurchased 2,527,544 shares of common stock, including 394,326 shares withheld related to share-based compensation, at a total cost of $267.6 million. During the year ended December 31, 2020, the Corporation repurchased 3,276,589 shares of common stock, including 532,713 shares withheld related to share-based compensation, at a total cost of $299.8 million. The 2021 and 2020 purchases were made pursuant to the repurchase program authorized by the Board of Directors in July 2018.
The average price paid per share for common stock repurchased in 2022, 2021, and 2020 was $113.70, $105.90, and $91.49, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:
TABLE 91: SHARES OF COMMON STOCK

	2022	2021	2020
Balance at January 1	207,761,875	208,289,178	209,709,046
Incentive Plan and Awards	914,404	1,162,484	1,512,035
Stock Options Exercised	63,566	837,757	344,686
Treasury Stock Purchased	(311,536)	(2,527,544)	(3,276,589)
Balance at December 31	208,428,309	207,761,875	208,289,178

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2022, 2021, and 2020, and changes during the years then ended.
TABLE 92: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2019	$114.0	$(3.7)	$117.8	$(422.8)	$(194.7)
Net Change	527.8	0.5	26.9	67.5	622.7
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(534.7)	0.8	10.5	59.8	(463.6)
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,474.7)	3.6	9.4	(71.9)	(1,533.6)
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4, “Securities” for further information.
TABLE 93: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2022			2021			2020
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(2,263.8)	$580.2	$(1,683.6)	$(685.0)	$177.5	$(507.5)	$706.8	$(179.3)	$527.5
Reclassification Adjustments for Losses (Gains) Included in Net Income:
Interest Income on Debt Securities(1)	65.1	(16.4)	48.7	(36.6)	9.2	(27.4)	—	—	—
Net Losses on Debt Securities(2)	214.0	(53.8)	160.2	0.3	(0.1)	0.2	0.4	(0.1)	0.3
Net Change	$(1,984.7)	$510.0	$(1,474.7)	$(721.3)	$186.6	$(534.7)	$707.2	$(179.4)	$527.8
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$1.0	$(0.3)	$0.7	$5.6	$(1.4)	$4.2	$28.9	$(7.3)	$21.6
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	3.7	(0.8)	2.9	(4.5)	1.1	(3.4)	(28.1)	7.0	(21.1)
Net Change	$4.7	$(1.1)	$3.6	$1.1	$(0.3)	$0.8	$0.8	$(0.3)	$0.5
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(200.1)	$3.0	$(197.1)	$(133.8)	$4.1	$(129.7)	$169.1	$(8.3)	$160.8
Long-Term Intra-Entity Foreign Currency Transaction (Losses) Gains	(2.6)	0.7	(1.9)	0.6	(0.1)	0.5	2.1	(0.5)	1.6
Net Investment Hedge Gains (Losses)	278.7	(70.3)	208.4	186.6	(46.9)	139.7	(178.7)	43.2	(135.5)
Net Change	$76.0	$(66.6)	$9.4	$53.4	$(42.9)	$10.5	$(7.5)	$34.4	$26.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial (Losses) Gains	$(163.9)	$44.7	$(119.2)	$7.9	$0.2	$8.1	$47.4	$(12.3)	$35.1
Reclassification Adjustment for Losses (Gains) Included in Net Income(4)
Amortization of Net Actuarial Loss	19.1	(4.7)	14.4	41.4	(10.3)	31.1	42.2	(10.4)	31.8
Amortization of Prior Service Cost (Credit)	(1.0)	0.3	(0.7)	(1.0)	0.3	(0.7)	(0.1)	—	(0.1)
Settlement Loss	44.9	(11.3)	33.6	28.3	(7.0)	21.3	0.8	(0.1)	0.7
Net Change	$(100.9)	$29.0	$(71.9)	$76.6	$(16.8)	$59.8	$90.3	$(22.8)	$67.5
Total Net Change	$(2,004.9)	$471.3	$(1,533.6)	$(590.2)	$126.6	$(463.6)	$790.8	$(168.1)	$622.7
(1) The before-tax reclassification adjustment is related to the unrealized gains (losses) amortization on AFS debt securities that were transferred to HTM debt securities during the second quarter of 2021 and third quarter of 2022. Refer to Note 4, “Securities” for further information.
(2) The net losses on AFS debt securities before-tax reclassification adjustment is recorded in Investment Security Gains (Losses), net on the consolidated statements of income. Refer to Note 4, “Securities” for further information.
(3) See Note 26, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit before-tax reclassification adjustment is recorded in Employee Benefits expense on the consolidated statements of income.

136 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Net Income per Common Share
The computations of net income per common share are presented in the following table.

TABLE 94: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2022	2021	2020
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,309,331	208,075,522	208,319,412
Net Income	$1,336.0	$1,545.3	$1,209.3
Less: Dividends on Preferred Stock	41.8	41.8	56.2
Net Income Applicable to Common Stock	1,294.2	1,503.5	1,153.1
Less: Earnings Allocated to Participating Securities	11.8	12.9	12.1
Earnings Allocated to Common Shares Outstanding	$1,282.4	$1,490.6	$1,141.0
Basic Net Income Per Common Share	6.16	7.16	5.48
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	208,309,331	208,075,522	208,319,412
Plus Dilutive Effect of Share-based Compensation	557,933	823,708	688,574
Average Common and Potential Common Shares	208,867,264	208,899,230	209,007,986
Earnings Allocated to Common and Potential Common Shares	$1,282.4	$1,490.6	$1,141.1
Diluted Net Income Per Common Share	6.14	7.14	5.46
Note: For the years ended December 31, 2022, 2021, and 2020, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.

TABLE 95: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,816.0	$1,917.5	$1,674.3
Investment Management and Advisory	2,299.1	2,140	2,029.3
Securities Lending	81.6	76.9	88.3
Other	235.9	226.7	203.1
Total Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0
Other Noninterest Income
Foreign Exchange Trading Income	$288.6	$292.6	$290.4
Treasury Management Fees	39.3	44.3	45.4
Security Commissions and Trading Income	136.2	140.2	133.2
Other Operating Income	191.3	243.9	194.0
Investment Security Gains (Losses), net	(214.0)	(0.3)	(0.4)
Total Other Noninterest Income	$441.4	$720.7	$662.6
Total Noninterest Income	$4,874.0	$5,081.8	$4,657.6

On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2022, revenue from contracts with clients also includes $116.8 million of the $136.2 million total Security Commissions and Trading Income and $37.2 million of the $191.3 million total Other Operating Income. For the year ended December 31, 2021, revenue from contracts with clients also includes $112.1 million of the $140.2 million total Security Commissions and Trading Income and $53.9 million of the $243.9 million total Other Operating Income. For the year ended December 31, 2020, revenue from contracts with clients also includes $102.4 million of the $133.2 million total Security Commissions and Trading Income and $42.8 million of the $194.0 million total Other Operating Income.

Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2022 and 2021.

TABLE 96: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2022	2021
Trust Fees Receivable, net(1)	$882.5	$925.2
Other	55.4	126.9
Total Client Receivables	$937.9	$1,052.1
(1)Trust Fees Receivable is net of a $13.5 million and $10.9 million fee receivable allowance as of December 31, 2022 and 2021, respectively.

138 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 – Net Interest Income
The components of Net Interest Income were as follows:

TABLE 97: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Interest Income
Federal Reserve and Other Central Bank Deposits	$472.1	$11.3	$28.8
Interest-Bearing Due from and Deposits with Banks(1)	46.6	9.1	22.4
Securities Purchased under Agreements to Resell	103.7	3.5	3.9
Securities – Taxable	899.9	658.8	801.2
– Non-Taxable(2)	1.3	1.5	1.4
Loans and Leases	1,344.3	713.5	774.6
Other Interest-Earning Assets(3)	9.8	8.8	11.2
Total Interest Income	$2,877.7	$1,406.5	$1,643.5
Interest Expense
Deposits	$602.8	$(61.3)	$48.4
Federal Funds Purchased	34.1	(0.4)	2.2
Securities Sold under Agreements to Repurchase	90.7	0.2	1.0
Other Borrowings	126.2	14.2	45.3
Senior Notes	92.7	48.3	72.7
Long-Term Debt	44.0	21.1	26.5
Floating Rate Capital Debt	—	1.7	4.2
Total Interest Expense	$990.5	$23.8	$200.3
Net Interest Income	$1,887.2	$1,382.7	$1,443.2
(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Non-taxable Securities represent securities that are exempt from U.S. federal income taxes.
(3) Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, and Federal Home Loan Bank and Federal Reserve stock, which are classified in Other Assets on the consolidated balance sheets.
Note 19 – Other Operating Income
The components of Other Operating Income were as follows:
TABLE 98: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Loan Service Fees	$71.5	$66.6	$52.5
Banking Service Fees	49.8	50.9	46.1
Other Income	70.0	126.4	95.4
Total Other Operating Income	$191.3	$243.9	$194.0
Note 20 – Other Operating Expense
The components of Other Operating Expense were as follows:
TABLE 99: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Business Promotion	$76.7	$65.5	$59.2
Staff Related	34.6	33.9	29.4
FDIC Insurance Premiums	17.8	14.6	11.8
Other Intangibles Amortization	9.3	14.8	16.9
Other Expenses	220.9	170.3	229.4
Total Other Operating Expense	$359.3	$299.1	$346.7

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.

TABLE 100: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2021	2020
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
Tax Exempt Income	(0.9)	(0.6)	(0.9)
Foreign Tax Rate Differential	0.1	0.1	0.7
Excess Tax Benefit Related to Share-Based Compensation	(0.2)	(0.4)	(0.6)
Tax Credits	(2.0)	(1.6)	(1.7)
Reversal of Tax Benefits Previously Recognized through Earnings	—	—	1.6
State Taxes, net	3.3	3.4	3.2
Valuation Allowance	1.5	0.6	1.6
Other	1.6	0.6	0.8
Effective Tax Rate	24.4%	23.1%	25.7%

Income tax expense for the year ended December 31, 2022 and 2021 was $430.3 million and $464.8 million, representing an effective tax rate of 24.4% and 23.1%, respectively. For the year ended December 31, 2022, the increase in the effective tax rate was primarily driven by a higher net impact from international operations, including limitations on the U.S. foreign tax credit and reserves for uncertain tax positions, partially offset by increased tax benefits from tax-credit investments and tax-exempt income.
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
Included in Other Liabilities on the consolidated balance sheets at December 31, 2022 and 2021 were $40.7 million and $25.3 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2022 and 2021 income tax expense by $37.4 million and $23.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

TABLE 101: UNRECOGNIZED TAX BENEFITS

(In Millions)	2022	2021	2020
Balance at January 1	$25.3	$22.4	$25.3
Additions for Tax Positions Taken in the Current Year	1.7	1.2	0.9
Additions for Tax Positions Taken in Prior Years	13.7	4.2	0.4
Reductions for Tax Positions Taken in Prior Years	—	(2.5)	(4.2)
Reductions Resulting from Expiration of Statutes	—	—	—
Balance at December 31	$40.7	$25.3	$22.4

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
A provision for interest and penalties of $11.1 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2022. This compares to a benefit for interest and penalties of $0.4 million, net of tax, and a provision of $1.2 million, net of tax, for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the liability for the potential payment of interest and penalties totaled $22.2 million and $9.2 million, net of tax, respectively.

140 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.

TABLE 102: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Current Tax Provision:
Federal	$357.7	$241.5	$203.0
State	84.7	74.0	57.2
Non-U.S.	130.6	147.3	141.7
Total	$573.0	$462.8	$401.9
Deferred Tax Provision:
Federal	$(126.0)	$(11.7)	$8.8
State	(10.7)	12.0	5.4
Non-U.S.	(6.0)	1.7	2.2
Total	$(142.7)	$2.0	$16.4
Provision for Income Taxes	$430.3	$464.8	$418.3

In addition to the amounts shown above, tax charges (benefits) have been recorded directly to Stockholders’ Equity for the following. For further detail, refer to Note 15, “Accumulated Other Comprehensive Income (Loss).”

TABLE 103: TAX CHARGES (BENEFITS) RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Tax Effect of Other Comprehensive Income	$(471.3)	$(126.6)	$168.1

Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.

TABLE 104: DEFERRED TAX ASSETS AND LIABILITIES

	DECEMBER 31,
(In Millions)	2022	2021
Deferred Tax Liabilities:
Lease Financing	$—	$7.0
Software Development	354.7	271.8
Depreciation and Amortization	122.6	181.3
Unrealized Gains on Securities, net	—	82.8
Compensation and Benefits	5.2	65.6
State Taxes, net	58.3	76.3
Other Liabilities	42.1	23.3
Gross Deferred Tax Liabilities	582.9	708.1
Deferred Tax Assets:
Allowance for Credit Losses	41.8	38.6
Unrealized Losses on Securities, net	427.3	—
Tax Credit and Loss Carryforwards	95.3	68.2
Other Assets	143.7	85.4
Gross Deferred Tax Assets	708.1	192.2
Valuation Reserve	(95.3)	(68.2)
Deferred Tax Assets, net of Valuation Reserve	612.8	124.0
Net Deferred Tax Assets (Liabilities)	$29.9	$(584.1)

The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2022 and 2021, expiring in 2032 and 2031, respectively. A cumulative valuation allowance related to the credit carryforward of $94.9

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million and $67.8 million was recorded at December 31, 2022 and 2021, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
Northern Trust had various state net operating loss carryforwards as of December 31, 2022 and 2021. The income tax benefits associated with these loss carryforwards were approximately $0.4 million as of both December 31, 2022 and 2021. A valuation allowance related to the loss carryforwards of $0.4 million was recorded at both December 31, 2022 and 2021, as management believes the net operating losses will not be fully realized.

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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2022 and 2021 amounted to $92.3 million and $117.8 million, respectively. Contributions of $20.7 million and $6.7 million were made to the “Rabbi” Trust in 2022 and 2021, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for 2022, 2021, and 2020. Prior service credits for the U.S. Qualified Plan were amortized on a straight-line basis over 11 years and were amortized in full as of December 31, 2022. Prior service costs for the U.S. Non-Qualified Plan were amortized on a straight-line basis over 10 years and were amortized in full as of December 31, 2021.

TABLE 105: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2022	2021	2022	2021	2022	2021
Accumulated Benefit Obligation	$963.3	$1,246.6	$126.2	$204.5	$97.4	$125.5

Projected Benefit Obligation	$1,077.7	$1,401.3	$129.0	$210.1	$113.6	$147.7
Plan Assets at Fair Value	1,176.8	1,708.9	134.5	198.7	—	—
Funded Status at December 31	$99.1	$307.6	$5.5	$(11.4)	$(113.6)	$(147.7)
Weighted-Average Assumptions:
Discount Rates	5.22%	3.03%	3.76%	1.34%	5.15%	2.80%
Rate of Increase in Compensation Level	5.56	4.97	1.75	1.50	5.56	4.97
Expected Long-Term Rate of Return on Assets	7.25	5.25	3.99	1.79	N/A	N/A

TABLE 106: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2022	2021	2022	2021	2022	2021
Net Actuarial Loss	$418.3	$273.8	$24.3	$40.4	$59.2	$86.6
Prior Service (Credit) Cost	—	(0.1)	0.2	0.6	—	—
Gross Amount in Accumulated Other Comprehensive Income	418.3	273.7	24.5	41.0	59.2	86.6
Income Tax Effect	105.1	68.7	4.9	5.2	14.8	21.7
Net Amount in Accumulated Other Comprehensive Income	$313.2	$205.0	$19.6	$35.8	$44.4	$64.9

142 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 107: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN(1)					NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2022		2021		2020	2022	2021	2020	2022	2021	2020
Service Cost	$48.0		$52.3		$47.4	$1.7	$2.2	$1.9	$5.6	$5.3	$4.6
Interest Cost	46.3		40.4		43.3	2.5	2.2	2.9	3.9	3.7	4.8
Expected Return on Plan Assets	(85.7)		(79.0)		(76.8)	(3.2)	(3.2)	(3.1)	—	—	—
Amortization:
Net Actuarial Loss	11.4		32.4		35.0	0.6	1.0	0.8	7.4	8.2	7.0
Prior Service (Credit) Cost	(0.1)		(0.4)		(0.4)	—	0.2	0.4	—	0.1	0.2
Net Periodic Pension Expense	$19.9		$45.7		$48.5	$1.6	$2.4	$2.9	$16.9	$17.3	$16.6
Settlement Expense	44.1		27.9		—	0.8	0.4	0.8	—	—	—
Total Pension Expense	$64.0		$73.6		$48.5	$2.4	$2.8	$3.7	$16.9	$17.3	$16.6
Weighted-Average Assumptions:
Discount Rates	3.03%	4.81%	2.75%	3.05%	3.37%	1.34%	0.93%	1.40%	2.80%	2.45%	3.37%
	5.49%	5.22%	3.06%	3.03%
Rate of Increase in Compensation Level		4.97	4.97		4.97	1.50	1.50	1.50	4.97	4.97	4.97
Expected Long-Term Rate of Return on Assets	5.25	6.00	5.25	5.00	5.25	1.79	1.28	1.72	N/A	N/A	N/A
		6.50
(1) In determining the pension expense for the U.S. Qualified Plan for 2022, Northern Trust utilized a discount rate of 3.03% as of December 31, 2021, 4.81% as of June 30, 2022, 5.49% as of September 30, 2022, and 5.22% as of December 31, 2022 and the expected long-term rate of return was 5.25% as of December 31, 2021, 6.00% as of June 30, 2022, and 6.50% as of September 30, 2022.
In determining the pension expense for the U.S. Qualified Plan for 2021, Northern Trust utilized a discount rate of 2.75% as of December 31, 2020, 3.05% as of June 30, 2021, 3.06% as of September 30, 2021, and 3.03% as of December 31, 2021 and an expected long-term rate of return of 5.25% as of both December 31, 2020 and June 30, 2021, and 5.00% as of September 30, 2021.

Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. In the second quarter of both 2022 and 2021, it became probable that total lump-sum payments during each year would exceed the settlement threshold of the sum of annual service and interest cost. Therefore, Northern Trust recognized settlement charges related to its U.S. Qualified Plan in the second, third, and fourth quarter of both 2022 and 2021, which required interim remeasurements of the U.S. Qualified Plan as of each respective quarter-end. The settlement charge represents the pro rata amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation and amounted to a total of $44.1 million and $27.9 million in 2022 and 2021, respectively.

The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income.

TABLE 108: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2022	2021	2022	2021	2022	2021
Beginning Balance	$1,401.3	$1,470.6	$210.1	$236.1	$147.7	$162.3
Service Cost	48.0	52.3	1.7	2.2	5.6	5.3
Interest Cost	46.3	40.4	2.5	2.2	3.9	3.7
Employee Contributions	—	—	0.7	0.6	—	—
Plan Amendment	—	—	(0.3)	(1.4)	—	—
Actuarial Loss (Gain)	(281.2)	(19.1)	(64.3)	(10.4)	(20.0)	(2.0)
Settlements	(125.0)	(132.1)	(0.9)	(9.4)	—	—
Benefits Paid	(11.7)	(10.8)	(4.6)	(5.5)	(23.6)	(21.6)
Foreign Exchange Rate Changes	—	—	(15.9)	(4.3)	—	—
Ending Balance	$1,077.7	$1,401.3	$129.0	$210.1	$113.6	$147.7

Actuarial gains of $365.5 million in 2022 were primarily caused by substantial increases in discount rates, while actuarial gains of $31.5 million in 2021 were primarily also caused by increases in discount rates, but to a lesser extent.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 109: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S.PENSION PLANS	U.S. NON-QUALIFIED PLAN
2023	$90.7	$4.2	$20.2
2024	90.7	4.4	13.6
2025	93.9	4.3	14.1
2026	93.5	5.2	11.6
2027	95.3	6.4	12.2
2028-2032	464.7	33.6	54.4

TABLE 110: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S PENSION PLANS
(In Millions)	2022	2021	2022	2021
Fair Value of Assets at Beginning of Period	$1,708.9	$1,793.7	$198.7	$211.5
Actual Return on Assets(1)	(395.4)	58.1	(46.9)	(0.8)
Employer Contributions	—	—	3.6	4.5
Employee Contributions	—	—	0.7	0.6
Settlements	(125.0)	(132.1)	(0.9)	(9.4)
Benefits Paid	(11.7)	(10.8)	(4.6)	(5.5)
Foreign Exchange Rate Changes	—	—	(16.1)	(2.2)
Fair Value of Assets at End of Period	$1,176.8	$1,708.9	$134.5	$198.7
(1) The 2021 actual return on assets for the U.S. Qualified Plan includes a reimbursement of $0.1 million of historical investment expenses paid from the pension trust.

The decrease in plan assets of $532.1 million from the prior year was driven by unfavorable market conditions in 2022.
The minimum required and maximum remaining deductible contributions for the U.S. Qualified Plan in 2023 are estimated to be zero and $561.0 million, respectively.
The investment strategy employed for Northern Trust’s U.S. Qualified Plan utilizes a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In general, as the U.S. Qualified Plan’s projected benefit obligation funded ratio increases beyond an established threshold, the U.S. Qualified Plan’s allocation to liability-hedging assets will increase while the allocation to return-seeking assets will decrease. Conversely, a decrease in the U.S. Qualified Plan’s projected benefit obligation funded ratio beyond an established threshold will generally result in a decrease in the U.S. Qualified Plan’s allocation to liability-hedging assets and increase in the allocation to return-seeking assets. Liability-hedging assets include U.S. long credit bonds, U.S. long government bonds, and a custom completion strategy used to hedge more closely the liability duration of projected plan benefits with bond duration across all durations. Return-seeking assets include: U.S. equity, international developed equity, emerging markets equity, real estate, high yield bonds, global listed infrastructure, emerging market debt, private equity and hedge funds. During 2022, the funded ratio fell below the threshold and in early 2023 the asset allocation of the U.S. Qualified Plan was adjusted to a stage of the glide path which allows for a greater component of return-seeking assets.
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
As of December 31, 2022, the target allocation of the U.S. Qualified Plan assets consisted of 55% U.S. long credit bonds, 15% global equities (developed and emerging markets), 10% custom completion, 5% private equity, 4% high yield bonds, 3% emerging market debt, 3% global listed infrastructure, 3% private real estate, and 2% hedge funds.
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

144 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were four and three derivatives held by the U.S. Qualified Plan at December 31, 2022 and 2021, respectively.
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
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2022 and 2021.
Assets valued at fair value using NAV per share - The U.S. Qualified Plan’s assets valued at fair value using NAV per share include investments in private equity funds and a hedge fund, which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value. The investments in the private equity funds and a hedge fund are considered to be long-term investments. There are no capital withdrawal options related to the investments in the private equity funds. However, capital is periodically distributed as underlying investments are sold. It is estimated that the current private equity investments would be liquidated over 1 to 15 years, depending on the vintage year of a particular fund. With sixty days advance notice, the Plan’s investment in the hedge fund can be withdrawn at the next calendar quarter end.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2022 and 2021.

TABLE 111: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2022
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$14.7	$—	$—	$14.7
Foreign Common Stock	0.5	—	—	0.5
Domestic Corporate Bonds	—	263.6	—	263.6
Foreign Corporate Bonds	—	39.6	—	39.6
U.S. Government Obligations	—	77.5	—	77.5
Non-U.S. Government Obligations	—	13.8	—	13.8
Domestic Municipal and Provincial Bonds	—	16.8	—	16.8
Foreign Municipal and Provincial Bonds	—	0.2	—	0.2
Collective Trust Funds	—	522.3	—	522.3
Mutual Funds	61.4	—	—	61.4
Cash and Other(1)	(1.1)	—	—	(1.1)
Total Assets at Fair Value in the Fair Value Hierarchy	$75.5	$933.8	$—	$1,009.3
Assets Valued at NAV per share
Northern Trust Private Equity Funds				33.2
Northern Trust Hedge Fund				35.2
Real Estate Funds				99.1
Total Assets at Fair Value				$1,176.8
(1) Negative balance in Cash and Other as of December 31, 2022 primarily relates to due to broker for securities purchased.

	DECEMBER 31, 2021
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$17.5	$—	$—	$17.5
Foreign Common Stock	0.3	—	—	0.3
Domestic Corporate Bonds	—	341.7	—	341.7
Foreign Corporate Bonds	—	60.9	—	60.9
U.S. Government Obligations	—	103.9	—	103.9
Non-U.S. Government Obligations	—	20.0	—	20.0
Domestic Municipal and Provincial Bonds	—	21.0	—	21.0
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	875.3	—	875.3
Mutual Funds	108.9	—	—	108.9
Cash and Other	8.6	—	—	8.6
Total Assets at Fair Value in the Fair Value Hierarchy	$135.3	$1,423.1	$—	$1,558.4
Assets Valued at NAV per share
Northern Trust Private Equity Funds				34.5
Northern Trust Hedge Fund				36.7
Real Estate Funds				79.3
Total Assets at Fair Value				$1,708.9

A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2022 measurement date was set at 7.25%.

Postretirement Health Care. Northern Trust maintains an unfunded postretirement health care plan under which those employees who retire at age 55 or older under the provisions of the U.S. defined benefit plan and had attained 15

146 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, 2022 and 2021, the net periodic postretirement benefit cost of the plan for 2022 and 2021, and the change in the accumulated postretirement benefit obligation during 2022 and 2021.

TABLE 112: POSTRETIREMENT HEALTH CARE PLAN STATUS

	DECEMBER 31,
(In Millions)	2022	2021
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$8.1	$8.7
Actives Eligible for Benefits	0.7	1.5
Net Postretirement Benefit Obligation	$8.8	$10.2

TABLE 113: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	DECEMBER 31,
(In Millions)	2022	2021
Net Actuarial (Gain) Loss	$(5.6)	$(5.3)
Prior Service (Credit) Cost	(10.6)	(11.5)
Gross Amount in Accumulated Other Comprehensive Income	(16.2)	(16.8)
Income Tax Effect	(4.1)	(4.2)
Net Amount in Accumulated Other Comprehensive Income	$(12.1)	$(12.6)

TABLE 114: NET PERIODIC POSTRETIREMENT EXPENSE (BENEFIT)

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Service Cost	$—	$—	$—
Interest Cost	0.3	0.3	0.7
Expected Return on Plan Assets	—	—	—
Amortization
Net Actuarial (Gain) Loss	(0.3)	(0.2)	(0.6)
Prior Service (Credit) Cost	(0.9)	(0.9)	(0.3)
Net Periodic Postretirement Expense	$(0.9)	$(0.8)	$(0.2)

TABLE 115: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021
Beginning Balance	$10.2	$15.7
Service Cost	—	—
Interest Cost	0.3	0.3
Plan Amendment	—	—
Actuarial (Gain) Loss	1.6	(3.3)
Net Claims Paid	(3.3)	(2.5)
Ending Balance	$8.8	$10.2

Northern Trust uses the aggregate Pri-2012 mortality table with a 2012 base year and proposed future improvements under scale MP-2021, as released by the Society of Actuaries in October 2021. No change to these assumptions was made in 2022 since the Society of Actuaries did not release any updates to its mortality tables and improvement scales in 2022.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 116: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2023	$1.2
2024	1.1
2025	1.1
2026	1.0
2027	0.9
2028-2032	3.8

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.08% at December 31, 2022, and 2.56% at December 31, 2021. Due to the changes in the plan design as of January 1, 2021, the health care cost trend rate assumptions including the assumption for drug claims, are not currently impacting the measurement of the postretirement health care plan.

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to Employee Benefits expense on the consolidated statements of income and totaled $67.2 million in 2022, $65.3 million in 2021, and $62.9 million in 2020.
Note 23 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 117: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Restricted Stock Unit Awards	$96.4	$78.2	$78.1
Stock Options	—	—	0.5
Performance Stock Units	28.8	17.3	12.8
Total Share-Based Compensation Expense	$125.2	$95.5	$91.4
Tax Benefits Recognized	$31.4	$24.0	$22.9

As of December 31, 2022, there was $91.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3 years.
The Northern Trust Corporation 2017 Long-Term Incentive Plan (2017 Plan) is administered by the Human Capital and Compensation Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the 2017 Plan. The 2017 Plan provides for the grant of non-qualified and incentive stock options; tandem and free-standing stock appreciation rights; stock awards in the form of restricted stock, restricted stock units and other stock awards; and performance awards.
Beginning with grants made on February 21, 2017 under the Northern Trust Corporation 2012 Stock Plan (2012 Plan), restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements.
Grants are outstanding under the 2017 Plan, the 2012 Plan, and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2022, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 15,034,880.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.

148 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 years life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2022, 2021, and 2020.

The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2022, 2021, and 2020.

TABLE 118: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2022	2021	2020
Grant-Date Fair Value of Stock Options Vested	$—	$2.2	$4.5
Stock Options Exercised
Intrinsic Value as of Exercise Date	3.6	41.3	13.6
Cash Received	3.9	53.8	19.5
Tax Deduction Benefits Realized	3.5	41.3	13.4

A summary of the status of stock options at December 31, 2022, and changes during the year then ended, are presented in the following table.

TABLE 119: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2021	509,888	$71.39
Granted	—	—
Exercised	(63,566)	61.93
Forfeited, Expired or Cancelled	(4,775)	88.06
Options Outstanding, December 31, 2022	441,547	$72.58	2.7	$7.0
Options Exercisable, December 31, 2022	441,547	$72.58	2.7	$7.0

Restricted Stock Unit Awards. Restricted stock units may be granted to participants and entitles them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2022 predominately vest at a rate equal to 25% per year for four years on the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 1,061,573, 846,433, and 772,848, with weighted average grant-date fair values of $110.99, $99.31, and $99.58 per share, for the years ended December 31, 2022, 2021, and 2020, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020, was $75.6 million, $89.4 million, and $100.2 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2022, and changes during the year then ended, is presented in the following table.

TABLE 120: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2021	2,001,516	$239.4
Granted	1,061,573
Distributed	(767,775)
Forfeited	(52,131)
Restricted Stock Unit Awards Outstanding, December 31, 2022	2,243,183	$198.5
Units Convertible, December 31, 2022	19,526	$1.7

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of nonvested restricted stock unit awards at December 31, 2022, and changes during the year then ended.

TABLE 121: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2021	1,981,990	$97.56	2.3
Granted	1,061,573	110.99
Vested	(767,775)	98.51
Forfeited	(52,131)	107.70
Nonvested at December 31, 2022	2,223,657	$103.41	2.4

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit based on the attainment of certain performance criteria over a three-year period. For performance stock unit awards granted in 2020, 2021 and 2022, the number of units that will vest are subject to the attainment of specified performance targets that are a function of average return on equity goals and average return on equity performance relative to that of a performance peer group, each measured over a three-year period. For performance stock units outstanding as of December 31, 2022, the number of performance stock units that will vest ranges from 0% to 150% of the original award granted based on the achievement of both absolute and relative return on equity goals over a three-year period compared to performance targets. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 211,906, 204,539, and 205,847 for the years ended December 31, 2022, 2021, and 2020, respectively, with weighted average grant-date fair values of $113.64, $97.77, and $100.83. Performance stock units outstanding at target level performance totaled 607,892, 622,817, and 660,510 at December 31, 2022, 2021, and 2020, respectively. Performance stock units had aggregate intrinsic values of $53.8 million, $74.5 million, and $61.5 million, and weighted average remaining vesting terms of 1.0 year each at December 31, 2022, 2021, and 2020, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.6 million (14,773 units), $1.5 million (13,968 units), and $1.5 million (20,148 units) were granted to non-employee directors in 2022, 2021, and 2020, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.7 million, $1.6 million, and $1.6 million in 2022, 2021, and 2020, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in stock.
Note 24 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $392.7 million in 2022, $377.1 million in 2021, and $296.2 million in 2020.
Note 25 – Commitments and Contingent Liabilities
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

150 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2022 and 2021.

TABLE 122: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2022			2021
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$13,639.2	$17,321.4	$30,960.6	$9,567.0	$17,855.2	$27,422.2
Standby Letters of Credit and Financial Guarantees(2)(3)	17,553.0	409.9	17,962.9	3,485.6	553.9	4,039.5
Commercial Letters of Credit	25.4	1.3	26.7	68.5	1.1	69.6
Securities Lent with Indemnification	130,311.0	—	130,311.0	170,445.3	—	170,445.3
Unsettled Reverse Repurchase Agreements	496.8	—	496.8	—	—	—
Total Off-Balance Sheet Financial Instruments	$162,025.4	$17,732.6	$179,758.0	$183,566.4	$18,410.2	$201,976.6
(1) These amounts exclude $266.6 million and $366.6 million of commitments participated to others at December 31, 2022 and 2021, respectively.
(2) These amounts include $35.1 million and $30.5 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2022 and 2021, respectively.
(3) This amount includes a $16.3 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of December 31, 2022. As of December 31, 2021, there was a $2.3 billion guarantee to the FICC; Northern Trust became a sponsored member during the third quarter of 2021.

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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2022 and 2021 subject to indemnification was $130.3 billion and $170.4 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2022, or 2021 related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of December 31, 2022, there were no unsettled repurchase agreements and $496.8 million of unsettled reverse repurchase agreements. As of December 31, 2021, there were no unsettled repurchase or reverse repurchase agreements.

Sponsored Member Program. Northern Trust is an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. Please refer to Note 27, “Offsetting of Assets and Liabilities” for additional information on Northern Trust’s repurchase and reverse repurchase agreements.

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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2022 and 2021, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.

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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2022, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

152 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.1 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both December 31, 2022 and 2021.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2022 and 2021.

TABLE 123: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2022			DECEMBER 31, 2021
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,622.0	$58.5	$32.7	$4,430.5	$7.6	$8.7
Foreign Exchange Contracts
Cash Flow Hedges	150.9	7.4	5.7	3,697.9	61.8	12.6
Net Investment Hedges	3,765.0	283.5	12.7	4,161.8	183.3	12.3
Total Derivatives Designated as Hedging under GAAP	$8,537.9	$349.4	$51.1	$12,290.2	$252.7	$33.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$55.9	$0.1	$0.1	$109.9	$0.2	$0.6
Other Financial Derivatives(3)	717.7	0.3	34.8	738.5	—	37.5
Total Non-Designated Risk Management Derivatives	$773.6	$0.4	$34.9	$848.4	$0.2	$38.1
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$288,994.6	$3,219.1	$3,169.0	$315,532.3	$1,962.1	$1,973.3
Interest Rate Contracts	12,378.2	163.5	399.1	11,570.1	132.4	90.2
Total Client-Related and Trading Derivatives	$301,372.8	$3,382.6	$3,568.1	$327,102.4	$2,094.5	$2,063.5
Total Derivatives Not Designated as Hedging under GAAP	$302,146.4	$3,383.0	$3,603.0	$327,950.8	$2,094.7	$2,101.6
Total Gross Derivatives	$310,684.3	$3,732.4	$3,654.1	$340,241.0	$2,347.4	$2,135.2
Less: Netting(4)		2,810.7	1,865.9		1,533.8	1,283.5
Total Derivative Financial Instruments		$921.7	$1,788.2		$813.6	$851.7
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3) This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
(4) See further detail in Note 27, "Offsetting of Assets and Liabilities."

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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2022, 2021, and 2020 as a result of the discontinuance of cash flow hedges of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $1.7 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. As of December 31, 2022, 8 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.

154 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2022, 2021 and 2020.

TABLE 124: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(in Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total amounts on the consolidated statements of income	$2,877.7	$1,406.5	$1,643.5	$990.5	$23.8	$200.3	$191.3	$243.9	$194.0
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	82.8	39.1	(66.3)	(373.4)	(161.6)	100.2	—	—	—
Recognized on hedged items	(82.8)	(39.1)	66.3	373.4	161.6	(100.2)	—	—	—
Amounts related to interest settlements on derivatives	(4.4)	(16.2)	(13.2)	24.1	57.1	29.9	—	—	—
Total gains (losses) recognized on fair value hedges	$(4.4)	$(16.2)	$(13.2)	$24.1	$57.1	$29.9	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.6	$10.5	$27.4	$—	$—	$—	$(4.3)	$(6.0)	$0.2
Interest Rate Contracts
Net gains (losses) reclassified from AOCI to net income	—	—	0.5	—	—	—	—	—	—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.6	$10.5	$27.9	$—	$—	$—	$(4.3)	$(6.0)	$0.2

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of December 31, 2022 and 2021.

TABLE 125: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2022		DECEMBER 31, 2021
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$1,820.8	$(60.2)	$1,677.4	$11.1
Senior Notes and Long-Term Subordinated Debt	2,746.2	(294.0)	2,745.6	59.5
Total	$4,567.0	$(354.2)	$4,423.0	$70.6
(1) The cumulative hedge accounting basis adjustment includes $7.3 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2022. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2022.
(2) The cumulative hedge accounting basis adjustment includes $9.6 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2021. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2021.
(3) Positive (negative) amounts related to AFS securities represent cumulative fair value hedge basis adjustments that will reduce (increase) net interest income in future periods. Positive (negative) amounts related to Senior Notes and Long-Term Subordinated Debt represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.
(4) Carrying value represents amortized cost.

Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $278.7 million and $186.6 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2022 and 2021, respectively.

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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conversion of the Visa Class B common shares into Visa Class A common shares. Total return swaps are entered into to manage the equity price risk associated with certain investments.
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 for derivative instruments not designated as hedges under GAAP.

TABLE 126: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2022	2021	2020
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(3.1)	$1.2	$6.4
Other Financial Derivatives(1)	Other Operating Income	(22.2)	(21.3)	(18.3)
Gains (Losses) from non-designated risk management derivatives		$(25.3)	$(20.1)	$(11.9)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$288.6	$292.6	$290.4
Interest Rate Contracts	Security Commissions and Trading Income	9.6	15.7	22.4
Gains (Losses) from client-related and trading derivatives		$298.2	$308.3	$312.8
Total gains (losses) from derivatives not designated as hedging under GAAP		$272.9	$288.2	$300.9
(1) This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

156 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 27 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2022 and 2021.

TABLE 127: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,928.9	$2,666.4	$262.5	$5.0	$257.5
Interest Rate Swaps OTC	217.6	144.3	73.3	—	73.3
Interest Rate Swaps Exchange Cleared	4.4	—	4.4	—	4.4
Other Financial Derivative	0.3	—	0.3	—	0.3
Total Derivatives Subject to a Master Netting Arrangement	3,151.2	2,810.7	340.5	5.0	335.5
Total Derivatives Not Subject to a Master Netting Arrangement	581.2	—	581.2	—	581.2
Total Derivatives	3,732.4	2,810.7	921.7	5.0	916.7
Securities Purchased under Agreements to Resell(2)	$12,494.2	$11,423.9	$1,070.3	$1,070.3	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$1,762.7	$1,530.7	$232.0	$2.8	$229.2
Interest Rate Swaps OTC	140.0	3.1	136.9	—	136.9
Total Derivatives Subject to a Master Netting Arrangement	1,902.7	1,533.8	368.9	2.8	366.1
Total Derivatives Not Subject to a Master Netting Arrangement	444.7	—	444.7	—	444.7
Total Derivatives	2,347.4	1,533.8	813.6	2.8	810.8
Securities Purchased under Agreements to Resell(2)	$2,078.9	$1,392.5	$686.4	$686.4	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $8.9 billion and $7.8 billion as of December 31, 2022 and 2021, respectively.
(2) Offsetting of Securities Purchased under Agreements to Resell relates to our involvement in FICC.
(3) Including cash collateral received from counterparties.
(4) Including financial assets accepted as collateral which are received from counterparties.
(5) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2022 and 2021.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2022 and 2021.

TABLE 128: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,082.3	$1,826.7	$255.6	$—	$255.6
Interest Rate Swaps OTC	426.5	5.9	420.6	—	420.6
Interest Rate Swaps Exchange Cleared	5.3	—	5.3	—	5.3
Other Financial Derivatives	34.8	33.3	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,548.9	1,865.9	683.0	—	683.0
Total Derivatives Not Subject to a Master Netting Arrangement	1,105.2	—	1,105.2	—	1,105.2
Total Derivatives	3,654.1	1,865.9	1,788.2	—	1,788.2
Securities Sold under Agreements to Repurchase(2)	$11,991.1	$11,423.9	$567.2	$567.2	$—

	DECEMBER 31, 2021
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,430.1	$1,234.5	$195.6	$—	$195.6
Interest Rate Swaps OTC	98.7	48.1	50.6	—	50.6
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	37.5	0.9	36.6	—	36.6
Total Derivatives Subject to a Master Netting Arrangement	1,566.5	1,283.5	283.0	—	283.0
Total Derivatives Not Subject to a Master Netting Arrangement	568.7	—	568.7	—	568.7
Total Derivatives	2,135.2	1,283.5	851.7	—	851.7
Securities Sold under Agreements to Repurchase(2)	$1,924.4	$1,392.5	$531.9	$531.9	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.2 billion and $3.3 billion as of December 31, 2022 and 2021, respectively.
(2) Offsetting of Securities Sold under Agreements to Repurchase relates to our involvement in FICC.
(3) Including cash collateral deposited with counterparties.
(4) Including financial assets accepted as collateral which are deposited with counterparties.
(5) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2022 and 2021.

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

158 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additional cash collateral received from and deposited with derivative counterparties totaling $131.8 million and $26.3 million, respectively, as of December 31, 2022, and $93.5 million and $43.4 million, respectively, as of December 31, 2021, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $190.9 million and $111.5 million at December 31, 2022 and 2021, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $55.1 million and $84.2 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2022 and 2021 of $135.8 million and $27.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2022 and 2021, the carrying amounts of these investments in community development projects that generate tax credits, included in Other Assets on the consolidated balance sheets, totaled $904.3 million and $916.8 million, respectively, of which $867.2 million and $880.0 million are VIEs as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, liabilities related to unfunded commitments on investments in tax credit community development projects, included in Other Liabilities on the consolidated balance sheets, totaled $218.9 million and $289.3 million, respectively, of which $210.1 million and $280.5 million related to undrawn commitments on VIEs as of December 31, 2022 and 2021, respectively.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.
Tax credits and other tax benefits attributable to community development projects totaled $99.1 million and $87.2 million, respectively, as of December 31, 2022 and 2021.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $64.2 million of money market fund fees for the year ended December 31, 2022 related to certain competitive factors. Northern Trust voluntarily waived $287.8 million of money market mutual fund fees for the year ended December 31, 2021 related to the low-interest-rate environment and certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2022, Northern Trust had $19.9 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments. As of December 31, 2021, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
Note 29 – Pledged and Restricted Assets
Pledged Assets. Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for derivative contracts.

The following table presents Northern Trust’s pledged assets.

TABLE 129: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2022	2021
Securities
Obligations of States and Political Subdivisions	$3.2	$3.7
Government Sponsored Agency and Other Securities	28.2	35.6
Loans	11.8	15.3
Total Pledged Assets	$43.2	$54.6

Collateral required for these purposes totaled $8.7 billion and $5.6 billion at December 31, 2022 and 2021, respectively.

The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.

TABLE 130: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	DECEMBER 31, 2022	DECEMBER 31, 2021	DECEMBER 31, 2022	DECEMBER 31, 2021
Debt Securities
Available for Sale	$464.7	$524.1	$34.7	$17.6

The secured parties to these transactions have the right to repledge or sell the securities as it relates to $464.7 million and $524.1 million of the pledged collateral as of December 31, 2022 and 2021, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.

160 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of securities accepted as collateral.

TABLE 131: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021
Collateral that may be repledged or sold
Reverse repurchase agreements(1)	$12,119.4	$1,457.0
Derivative contracts	5.0	2.8
Collateral that may not be repledged or sold
Reverse repurchase agreements	450.0	650.0
Total Collateral Accepted(2)	$12,574.4	$2,109.8
(1) The fair value of securities collateral that was repledged or sold totaled $11.5 billion at December 31, 2022. There was $1.4 billion repledged or sold collateral at December 31, 2021.
(2) Higher total accepted collateral was due to increased sponsored member program activity.

Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of current events involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of December 31, 2022, these balances totaled $330.4 million and are reported in Cash and Due from Banks on the consolidated balance sheet.
At December 31, 2022 and 2021, Northern Trust held cash of $574.2 million and $641.6 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no deposits required to meet Federal Reserve Bank reserve requirements at December 31, 2022 and 2021.
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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 31 – Reporting Segments and Related Information
Segment Information. In 2022, the Corporation changed the name of its Corporate and Institutional Services segment to “Asset Servicing.” This change has not had, and is not expected in the future to have, any impact upon the methodology by which the Corporation allocates revenue and expense to each of its reporting segments.
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
Asset Servicing. Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.
Wealth Management. Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.
Other. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are included within Other.
The following tables reflect the earnings contribution and average assets of Northern Trust’s reporting segments for the years ended December 31, 2022, 2021, and 2020. Segment results are stated on an FTE basis which has no impact on net income. Financial measures stated on an FTE basis includes FTE adjustments of $45.6 million, $35.6 million, and $34.4 million for 2022, 2021, and 2020, respectively.

162 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 132: ASSET SERVICING RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,496.3	$2,487.3	$2,321.6
Foreign Exchange Trading Income	281.0	279.0	276.3
Other Noninterest Income	250.7	261.2	222.5
Total Noninterest Income	3,028.0	3,027.5	2,820.4
Net Interest Income(1)	1,072.7	637.2	665.5
Revenue(1)	4,100.7	3,664.7	3,485.9
Provision for Credit Losses	2.4	(33.8)	38.1
Noninterest Expense	3,092.7	2,863.0	2,752.7
Income before Income Taxes(1)	1,005.6	835.5	695.1
Provision for Income Taxes(1)	243.2	194.1	174.4
Net Income	$762.4	$641.4	$520.7
Percentage of Consolidated Net Income	57%	41%	43%
Average Assets	$115,646.4	$120,883.2	$104,790.6
(1) Financial measures stated on an FTE basis.

TABLE 133: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,936.3	$1,873.8	$1,673.4
Foreign Exchange Trading Income	7.6	13.6	14.1
Other Noninterest Income	137.7	188.2	168.0
Total Noninterest Income	2,081.6	2,075.6	1,855.5
Net Interest Income(1)	860.1	781.1	812.1
Revenue(1)	2,941.7	2,856.7	2,667.6
Provision for Credit Losses	9.6	(47.7)	86.9
Noninterest Expense	1,815.5	1,651.1	1,559.7
Income before Income Taxes(1)	1,116.6	1,253.3	1,021.0
Provision for Income Taxes(1)	310.0	317.0	291.8
Net Income	$806.6	$936.3	$729.2
Percentage of Consolidated Net Income	60%	61%	60%
Average Assets	$36,905.5	$35,480.0	$32,020.5
(1) Financial measures stated on an FTE basis.

TABLE 134: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2022	2021	2020
Noninterest Income	$(235.6)	$(21.3)	$(18.3)
Net Interest Income(1)	—	—	—
Revenue(1)	(235.6)	(21.3)	(18.3)
Noninterest Expense	74.7	21.8	35.8
Income (Loss) before Income Taxes(1)	(310.3)	(43.1)	(54.1)
Provision (Benefit) for Income Taxes(1)	(77.3)	(10.7)	(13.5)
Net Income	$(233.0)	$(32.4)	$(40.6)
Percentage of Consolidated Net Income	(17)%	(2)%	(3)%
Average Assets	$—	$—	$—
(1) Financial measures stated on an FTE basis.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 135: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,432.6	$4,361.1	$3,995.0
Foreign Exchange Trading Income	288.6	292.6	290.4
Other Noninterest Income	152.8	428.1	372.2
Total Noninterest Income	4,874.0	5,081.8	4,657.6
Net Interest Income	1,887.2	1,382.7	1,443.2
Revenue	6,761.2	6,464.5	6,100.8
Provision for Credit Losses	12.0	(81.5)	125.0
Noninterest Expense	4,982.9	4,535.9	4,348.2
Income before Income Taxes	1,766.3	2,010.1	1,627.6
Provision for Income Taxes	430.3	464.8	418.3
Net Income	$1,336.0	$1,545.3	$1,209.3
Average Assets	$152,551.9	$156,363.2	$136,811.1

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
TABLE 136: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	% OF TOTAL	TOTAL REVENUE(1)	% OF TOTAL	INCOME BEFORE INCOME TAXES	% OF TOTAL	NET INCOME	% OF TOTAL
2022
Non-U.S.	$35,991.3	23%	$2,273.3	34%	$560.9	32%	$420.2	31%
U.S.	119,045.4	77%	4,487.9	66%	1,205.4	68%	915.8	69%
Total	$155,036.7	100%	$6,761.2	100%	$1,766.3	100%	$1,336.0	100%
2021
Non-U.S.	$38,555.3	21%	$2,017.5	31%	$569.4	28%	$426.7	28%
U.S.	145,334.5	79%	4,447.0	69%	1,440.7	72%	1,118.6	72%
Total	$183,889.8	100%	$6,464.5	100%	$2,010.1	100%	$1,545.3	100%
2020
Non-U.S.	$38,393.8	23%	$1,737.6	28%	$404.0	25%	$302.6	25%
U.S.	131,610.1	77%	4,363.2	72%	1,223.6	75%	906.7	75%
Total	$170,003.9	100%	$6,100.8	100%	$1,627.6	100%	$1,209.3	100%
(1) Total revenue is comprised of net interest income and noninterest income.
Note 32 – Regulatory Capital Requirements
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory authorities. Under these requirements, banks must maintain specific risk-based capital and leverage ratios in order to be classified as “well-capitalized.” The regulatory capital requirements impose certain restrictions upon banks that meet minimum capital requirements but are not “well-capitalized” and obligate the federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not maintain such minimum ratios. Such prompt corrective action could have a direct material effect on a bank’s financial statements.

164 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. The results of the 2022 Dodd-Frank Act Stress Test, published by the Federal Reserve Board on June 23, 2022, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the 2022 Capital Plan cycle, which began on October 1, 2022.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2022 and 2021, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2022, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank. The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.
TABLE 137: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2022				DECEMBER 31, 2021
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$9,539.7	10.8%	$9,539.7	11.5%	$10,277.1	11.9%	$10,277.1	13.2%
The Northern Trust Company	10,111.2	11.6	10,111.2	12.4	10,315.7	12.0	10,315.7	13.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,684.4	6.5	5,286.2	6.5	5,578.7	6.5	4,964.5	6.5
Tier 1 Capital
Northern Trust Corporation	10,397.4	11.8	10,397.4	12.5	11,142.2	12.9	11,142.2	14.3
The Northern Trust Company	10,111.2	11.6	10,111.2	12.4	10,315.7	12.0	10,315.7	13.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,286.5	6.0	4,990.9	6.0	5,177.6	6.0	4,668.4	6.0
The Northern Trust Company	6,996.2	8.0	6,506.1	8.0	6,866.1	8.0	6,110.2	8.0
Total Capital
Northern Trust Corporation	12,245.5	13.9	12,045.9	14.5	12,126.8	14.1	11,942.0	15.3
The Northern Trust Company	11,766.8	13.5	11,567.2	14.2	11,158.4	13.0	10,973.7	14.4
Minimum to qualify as well-capitalized:
Northern Trust Corporation	8,810.8	10.0	8,318.1	10.0	8,629.3	10.0	7,780.7	10.0
The Northern Trust Company	8,745.3	10.0	8,132.6	10.0	8,582.6	10.0	7,637.8	10.0
Tier 1 Leverage
Northern Trust Corporation	10,397.4	7.1	10,397.4	7.1	11,142.2	6.9	11,142.2	6.9
The Northern Trust Company	10,111.2	6.9	10,111.2	6.9	10,315.7	6.4	10,315.7	6.4
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	7,323.8	5.0	7,323.8	5.0	8,019.5	5.0	8,019.5	5.0
Supplementary Leverage(1)
Northern Trust Corporation	N/A	N/A	10,397.4	7.9	N/A	N/A	11,142.2	8.2
The Northern Trust Company	N/A	N/A	10,111.2	7.7	N/A	N/A	10,315.7	7.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	3,931.5	3.0	N/A	N/A	4,081.7	3.0
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
The supplementary leverage ratios at December 31, 2022 and December 31, 2021 for the Corporation and the Bank reflect the impact of the final rule.
Under the final Basel III rules, the Corporation and the Bank are required to calculate and publicly disclose risk-based capital ratios using two methodologies: an advanced approach and a standardized approach. Under the advanced approach, credit RWA are based on internal credit models and parameters. Additionally, the advanced approach incorporates operational risk RWA. Under the standardized approach, RWA are based on supervisory prescribed risk weights that are primarily dependent on counterparty type and asset class.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 165

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
TABLE 138: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2022	2021
ASSETS
Cash on Deposit with Subsidiary Bank	$601.4	$1,731.7
Advances to Wholly-Owned Subsidiaries – Banks	4,010.0	2,810.0
Investments in Wholly-Owned Subsidiaries – Banks	10,897.1	11,120.9
– Nonbank	194.7	185.3
Other Assets	1,226.3	890.2
Total Assets	$16,929.5	$16,738.1
LIABILITIES
Senior Notes	$2,724.2	$2,505.5
Long-Term Debt	2,066.2	1,145.7
Other Liabilities	879.6	1,070.1
Total Liabilities	5,670.0	4,721.3
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	884.9
Common Stock	408.6	408.6
Additional Paid-in Capital	983.5	939.3
Retained Earnings	13,798.5	13,117.3
Accumulated Other Comprehensive Income (Loss)	(1,569.2)	(35.6)
Treasury Stock	(3,246.8)	(3,297.7)
Total Stockholders’ Equity	11,259.5	12,016.8
Total Liabilities and Stockholders’ Equity	$16,929.5	$16,738.1
TABLE 139: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
OPERATING INCOME
Dividends – Bank Subsidiaries	$—	$751.1	$900.0
– Nonbank Subsidiaries	—	8.3	—
Intercompany Interest and Other Charges	112.8	20.1	46.5
Interest and Other Income	(5.7)	32.3	19.1
Total Operating Income	107.1	811.8	965.6
OPERATING EXPENSES
Interest Expense	132.3	71.3	104.2
Other Operating Expenses	11.9	36.7	26.2
Total Operating Expenses	144.2	108.0	130.4
Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	(37.1)	703.8	835.2
Benefit for Income Taxes	16.9	25.7	28.2
Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(20.2)	729.5	863.4
Equity in Undistributed Net Income of Subsidiaries – Banks	1,338.5	803.3	326.0
– Nonbank	17.7	12.5	19.9
Net Income	$1,336.0	$1,545.3	$1,209.3
Preferred Stock Dividends	41.8	41.8	56.2
Net Income Applicable to Common Stock	$1,294.2	$1,503.5	$1,153.1

166 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 140: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,336.0	$1,545.3	$1,209.3
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Equity in Undistributed Net Income of Subsidiaries	(1,356.2)	(815.8)	(345.9)
Change in Prepaid Expenses	(3.8)	0.1	398.5
Change in Accrued Income Taxes	36.6	2.2	3.7
Other Operating Activities, net	(608.2)	236.6	300.3
Net Cash (Used in) Provided by Operating Activities	(595.6)	968.4	1,565.9
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and Advances to Subsidiaries, net	(1,200.1)	(140.0)	(800.0)
Other Investing Activities, net	(0.1)	5.1	1.8
Net Cash Used in Investing Activities	(1,200.2)	(134.9)	(798.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes and Long-Term Debt	1,988.8	—	993.2
Repayments of Senior Notes	(500.0)	(500.0)	(508.6)
Repayment of Floating Rate Capital Debt	—	(278.8)	—
Redemption of Preferred Stock - Series C	—	—	(400.0)
Treasury Stock Purchased	(35.4)	(267.6)	(299.8)
Net Proceeds from Stock Options	3.9	53.8	19.5
Cash Dividends Paid on Common Stock	(750.2)	(583.3)	(584.6)
Cash Dividends Paid on Preferred Stock	(46.5)	(41.8)	(45.9)
Other Financing Activities, net	4.9	(0.1)	15.4
Net Cash Provided by (Used in) Financing Activities	665.5	(1,617.8)	(810.8)
Net Change in Cash on Deposit with Subsidiary Bank	(1,130.3)	(784.3)	(43.1)
Cash on Deposit with Subsidiary Bank at Beginning of Year	1,731.7	2,516.0	2,559.1
Cash on Deposit with Subsidiary Bank at End of Year	$601.4	$1,731.7	$2,516.0
Note 34 – Subsequent Event
As of December 31, 2022, the Corporation intended to sell certain available-for-sale debt securities that were in an unrealized loss position. The securities were written down to their fair value of $2.1 billion with a $213.0 million loss recognized in Investment Security Gains (Losses), net on the consolidated statements of income. In January 2023, the securities were subsequently sold resulting in an incremental $6.9 million gain upon sale as compared to the fair value recorded on the consolidated balance sheets at December 31, 2022.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 167

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2022, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2022, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2022, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2022, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022.

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

168 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois
February 28, 2023

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 169

ITEM 9B – OTHER INFORMATION
Not applicable.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications and Proxy Access,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Board Committees.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

170 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Income - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows - Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
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

3.4	By-laws of Northern Trust Corporation, as amended November 15, 2022 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 18, 2022).

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

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 171

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

(i)**	Amendment Number One, dated December 28, 2022 and effective January 1, 2023.

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

(iii)**	Amendment Number Three, dated December 28, 2022 and effective January 1, 2023.

10.4**
Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Amendment Number One, dated December 28, 2022 and effective January 1, 2023.

10.5**
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of October 18, 2021 (incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.6**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2012).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	Form of New Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iv)**
Form of 2013 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(v)**
Form of 2014 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(vi)**
Form of 2017 Stock Option Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.7(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

172 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Exhibit Number	Description
10.7**
Northern Trust Corporation Management Performance Plan, as amended and restated effective October 16, 2012 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.8**
Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.9**
Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 15, 2014 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.10**
Northern Trust Corporation 2018 Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

10.11**	Northern Trust Corporation Key Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.12**	Northern Trust Corporation Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.13**
Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.14**	Northern Trust Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 26, 2017).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(ii)**	Form of Director Stock Unit Agreement (prorated) (incorporated herein by reference to Exhibit 10.11 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(iii)**
Form of 2020 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(iv)**
Form of 2021 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(v)**
Form of 2022 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(vi)**	Form of 2019 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(vii)**	Form of 2020 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(viii)**	Form of 2021 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(ix)**	Form of 2022 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.15**
Northern Trust Corporation Wealth Planning and Tax Consulting Services Plan, as amended and restated effective January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.16**
Northern Trust Corporation Non-Employee Director Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.17**
Northern Partners Incentive Plan, as amended and restated on February 22, 2022 (incorporated herein by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021).

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 173

Exhibit Number	Description
10.18**
Letter Agreement with Frederick H. Waddell, dated January 23, 2019 (incorporated herein by reference to Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.19**	The Northern Trust Company Death Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

(iv)**	Amendment Number Four to The Northern Trust Company Death Benefit Plan, dated June 22, 2022 and effective May 4, 2022.

10.20
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

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
** Indicates a management contract or a compensatory plan or agreement.
ITEM 16 – FORM 10-K SUMMARY
None.

174 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION 175

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
Charles A. Tribbett, III
Date: February 28, 2023

176 2022 ANNUAL REPORT | NORTHERN TRUST CORPORATION