Form 10-Q
period 2023-03-31
NORTHERN TRUST CORP
filed 2023-05-02
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At March 31, 2023, 208,342,348 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
CONDENSED INCOME STATEMENTS ($ In Millions)	2023	2022	% CHANGE(1)
Noninterest Income	$1,213.4	$1,337.7	(9)%
Net Interest Income	531.2	381.0	39
Total Revenue	1,744.6	1,718.7	2
Provision for Credit Losses	15.0	2.0	N/M
Noninterest Expense	1,285.6	1,205.9	7
Income before Income Taxes	444.0	510.8	(13)
Provision for Income Taxes	109.4	121.5	(10)
Net Income	$334.6	$389.3	(14)%

PER COMMON SHARE
Net Income — Basic	$1.51	$1.78	(15)%
— Diluted	1.51	1.77	(15)
Cash Dividends Declared Per Common Share	0.75	0.70	7
Book Value — End of Period (EOP)	51.37	50.51	2
Market Price — EOP	88.13	116.45	(24)

SELECTED BALANCE SHEET DATA ($ In Millions)	MARCH 31, 2023	DECEMBER 31, 2022	% CHANGE(1)
End of Period:
Total Assets	$151,108.0	$155,036.7	(3)%
Earning Assets	139,277.5	142,484.7	(2)
Deposits	113,727.4	123,932.1	(8)
Stockholders’ Equity	11,587.8	11,259.5	3

	THREE MONTHS ENDED MARCH 31,
	2023	2022	% CHANGE(1)
Average Balances:
Total Assets	$148,059.9	$162,143.0	(9)%
Earning Assets	135,957.4	149,768.4	(9)
Deposits	112,185.6	138,500.2	(19)
Stockholders’ Equity	11,281.5	11,511.2	(2)

CLIENT ASSETS ($ In Billions)	MARCH 31, 2023	DECEMBER 31, 2022	% CHANGE(1)
Assets Under Custody/Administration(2)	$14,174.8	$13,604.0	4%
Assets Under Custody	11,013.2	10,604.6	4
Assets Under Management	1,330.4	1,249.5	6
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Financial Ratios:
Return on Average Common Equity	12.4%	14.2%
Return on Average Assets	0.92	0.97
Dividend Payout Ratio	49.7	39.5
Net Interest Margin(1)	1.62	1.05

	MARCH 31, 2023		DECEMBER 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.3%	11.7%	10.8%	11.5%	N/A	4.5%
Tier 1 Capital	12.3	12.7	11.8	12.5	6.0	6.0
Total Capital	14.4	14.7	13.9	14.5	10.0	8.0
Tier 1 Leverage	7.3	7.3	7.1	7.1	N/A	4.0
Supplementary Leverage	N/A	8.3	N/A	7.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.3%	12.9%	11.6%	12.4%	6.5%	4.5%
Tier 1 Capital	12.3	12.9	11.6	12.4	8.0	6.0
Total Capital	14.2	14.6	13.5	14.2	10.0	8.0
Tier 1 Leverage	7.3	7.3	6.9	6.9	5.0	4.0
Supplementary Leverage	N/A	8.3	N/A	7.7	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the first quarter of 2023. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2022. Investors also should read the section entitled “Forward-Looking Statements.”
Certain terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Overview of Financial Results
Net Income per diluted common share was $1.51 in the current quarter and $1.77 in the first quarter of 2022. Net Income decreased $54.7 million to $334.6 million in the current quarter from $389.3 million in the prior-year quarter. Annualized return on average common equity was 12.4% in the current quarter and 14.2% in the prior-year quarter. The annualized return on average assets was 0.92% in the current quarter as compared to 0.97% in the prior-year quarter. Reflected in Net Income were impacts from the changes in monetary policy implemented by the Federal Reserve Board to address inflation, which positively impacted Net Interest Income while dampening equity market indices, adversely impacting fees earned based on market values. The impacts of a tight labor market are reflected in our Compensation expense. Inflationary pressures were also reflected in higher Equipment and Software expense.
Revenue increased $25.9 million, or 2%, to $1.74 billion in the current quarter from $1.72 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees decreased $104.8 million, or 9%, from $1.17 billion in the prior-year quarter to $1.06 billion in the current quarter, primarily due to lagged unfavorable markets, asset outflows, and unfavorable currency translation, partially offset by lower money market fund fee waivers.
Other Noninterest Income decreased $19.5 million, or 11%, from $169.3 million in the prior-year quarter to $149.8 million in the current quarter, primarily reflecting lower Foreign Exchange Trading Income, partially offset by changes in Investment Security Gains (Losses), net and higher Other Operating Income.
Net Interest Income increased $150.2 million, or 39%, to $531.2 million in the current quarter as compared to $381.0 million in the prior-year quarter, primarily due to a higher net interest margin, partially offset by lower average earning assets.
There was a $15.0 million Provision for Credit Losses in the current quarter, as compared to a $2.0 million Provision for Credit Losses in the prior-year quarter. The current quarter provision was primarily due to an increase in the reserve evaluated on a collective basis, driven by growth in the size and duration of the commercial real estate portfolio, primarily in multi-family properties, partially offset by improvement in credit quality for the commercial and institutional segment. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
Noninterest Expense increased $79.7 million, or 7%, from $1.21 billion in the prior-year quarter to $1.29 billion in the current quarter, primarily attributable to higher Equipment and Software, Compensation, Occupancy, and Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $109.4 million, representing an effective tax rate of 24.6%. The Provision for Income Taxes in the prior-year quarter totaled $121.5 million, representing an effective tax rate of 23.8%. The effective tax rate increased compared to the prior-year quarter primarily due to a higher net tax impact from international operations and lower tax benefits from share-based compensation, partially offset by a higher level of tax benefits from tax-credit investments and tax-exempt income.

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
Northern Trust voluntarily waived $2.0 million of money market fund fees for the three months ended March 31, 2023 and $50.7 million of money market fund fees for the three months ended March 31, 2022.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2023	2022	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$413.6	$452.7	$(39.1)	(9)%
Investment Management	126.2	146.9	(20.7)	(14)
Securities Lending	19.1	18.8	0.3	1
Other	44.1	44.0	0.1	—
Total Asset Servicing Trust, Investment and Other Servicing Fees	$603.0	$662.4	$(59.4)	(9)%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$163.6	$181.7	$(18.1)	(10)%
East	119.8	134.0	(14.2)	(11)
West	91.2	101.4	(10.2)	(10)
Global Family Office	86.0	88.9	(2.9)	(3)
Total Wealth Management Trust, Investment and Other Servicing Fees	$460.6	$506.0	$(45.4)	(9)%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,063.6	$1,168.4	$(104.8)	(9)%
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
Custody and Fund Administration fees decreased from the prior-year quarter, primarily due to unfavorable markets and unfavorable currency translation.
Investment Management fees decreased from the prior-year quarter, primarily due to asset outflows and unfavorable markets, partially offset by lower money market fund fee waivers.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) decreased from the prior-year quarter, due to unfavorable markets and product-related asset outflows, partially offset by lower money market fund fee waivers.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED MARCH 31,			AS OF MARCH 31,
	2023	2022	CHANGE	2023	2022	CHANGE
S&P 500	3,998	4,469	(11)%	4,109	4,530	(9)%
MSCI EAFE (U.S. dollars)	2,059	2,212	(7)	2,093	2,182	(4)
MSCI EAFE (local currency)	1,301	1,304	—	1,315	1,302	1
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF MARCH 31,
	2023	2022	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,109	2,215	(5)%
Barclays Capital Global Aggregate Bond Index	459	500	(8)
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	CHANGE Q1-23/Q4-22	CHANGE Q1-23/Q1-22
($ In Billions)
Asset Servicing	$13,221.5	$12,705.5	$14,513.0	4%	(9)%
Wealth Management	953.3	898.5	1,031.1	6	(8)
Total Assets Under Custody / Administration	$14,174.8	$13,604.0	$15,544.1	4%	(9)%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	CHANGE Q1-23/Q4-22	CHANGE Q1-23/Q1-22
($ In Billions)
Asset Servicing	$10,065.6	$9,712.3	$10,987.5	4%	(8)%
Wealth Management	947.6	892.3	1,022.9	6	(7)
Total Assets Under Custody	$11,013.2	$10,604.6	$12,010.4	4%	(8)%
Consolidated assets under custody increased from the prior quarter primarily reflecting favorable markets and favorable currency translation, partially offset by asset outflows. Consolidated assets under custody decreased from the prior-year quarter, primarily reflecting unfavorable markets, unfavorable currency translation and asset outflows.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	MARCH 31, 2023			DECEMBER 31, 2022			MARCH 31, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	45%	58%	46%	44%	56%	45%	46%	60%	47%
Fixed Income Securities	33	14	32	33	15	32	34	14	33
Cash and Other Assets	20	28	20	21	29	22	18	26	19
Securities Lending Collateral	2	—	2	2	—	1	2	—	1

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	CHANGE Q1-23/Q4-22	CHANGE Q1-23/Q1-22
Equities	$5,091.1	$4,810.7	$5,677.7	6%	(10)%
Fixed Income Securities	3,501.4	3,386.1	3,909.4	3	(10)
Cash and Other Assets	2,252.8	2,259.5	2,246.1	—	—
Securities Lending Collateral	167.9	148.3	177.2	13	(5)
Total Assets Under Custody	$11,013.2	$10,604.6	$12,010.4	4%	(8)%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	CHANGE Q1-23/Q4-22	CHANGE Q1-23/Q1-22
($ In Billions)
Asset Servicing	$962.1	$898.1	$1,091.6	7%	(12)%
Wealth Management	368.3	351.4	396.2	5	(7)
Total Assets Under Management	$1,330.4	$1,249.5	$1,487.8	6%	(11)%
Consolidated assets under management increased compared to the prior quarter, primarily reflecting the impact of favorable markets, favorable currency translation, and net inflows. Consolidated assets under management decreased compared to the prior-year quarter, primarily reflecting the impact of net outflows, unfavorable markets and unfavorable currency translation.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	MARCH 31, 2023			DECEMBER 31, 2022			MARCH 31, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	54%	53%	54%	54%	53%	54%	54%	55%	54%
Fixed Income Securities	11	22	14	12	23	15	11	21	14
Cash and Other Assets	18	25	19	17	24	19	19	24	20
Securities Lending Collateral	17	—	13	17	—	12	16	—	12
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	CHANGE Q1-23/Q4-22	CHANGE Q1-23/Q1-22
Equities	$712.1	$671.3	$800.9	6%	(11)%
Fixed Income Securities	187.6	186.5	204.4	1	(8)
Cash and Other Assets	262.8	243.4	305.3	8	(14)
Securities Lending Collateral	167.9	148.3	177.2	13	(5)
Total Assets Under Management	$1,330.4	$1,249.5	$1,487.8	6%	(11)%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	MARCH 31, 2023	DECEMBER 31, 2022	SEPTEMBER 30, 2022	JUNE 30, 2022	MARCH 31, 2022
Beginning Balance of AUM	$1,249.5	$1,209.9	$1,302.8	$1,487.8	$1,607.1
Inflows by Product
Equities	52.1	37.7	39.5	51.4	59.1
Fixed Income	14.4	11.6	12.3	11.8	13.0
Cash and Other Assets	276.7	121.9	128.9	186.5	205.9
Securities Lending Collateral	66.3	48.2	55.3	61.6	70.2
Total Inflows	409.5	219.4	236.0	311.3	348.2
Outflows by Product
Equities	(59.2)	(42.8)	(56.5)	(60.6)	(72.0)
Fixed Income	(16.6)	(12.7)	(12.4)	(14.8)	(15.6)
Cash and Other Assets	(264.0)	(128.5)	(152.2)	(220.3)	(242.2)
Securities Lending Collateral	(46.7)	(62.0)	(62.5)	(69.5)	(88.6)
Total Outflows	(386.5)	(246.0)	(283.6)	(365.2)	(418.4)
Net Inflows (Outflows)	23.0	(26.6)	(47.6)	(53.9)	(70.2)
Market Performance, Currency & Other
Market Performance & Other	52.4	55.9	(35.1)	(118.5)	(45.3)
Currency	5.5	10.3	(10.2)	(12.6)	(3.8)
Total Market Performance, Currency & Other	57.9	66.2	(45.3)	(131.1)	(49.1)
Ending Balance of AUM	$1,330.4	$1,249.5	$1,209.9	$1,302.8	$1,487.8
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2023	2022	CHANGE
Foreign Exchange Trading Income	$53.0	$80.9	$(27.9)	(35)%
Treasury Management Fees	8.4	11.1	(2.7)	(25)
Security Commissions and Trading Income	34.7	36.2	(1.5)	(4)
Other Operating Income	46.8	41.1	5.7	14
Investment Security Gains (Losses), net	6.9	—	6.9	N/M
Total Other Noninterest Income	$149.8	$169.3	$(19.5)	(11)%
N/M - Not meaningful
Foreign Exchange Trading Income decreased compared to the prior-year quarter primarily driven by an unfavorable impact from foreign exchange swap activity and lower client volumes.
Other Operating Income increased compared to the prior-year quarter, primarily driven by increased income related to a bank-owned life insurance program and other miscellaneous income, partially offset by higher expenses related to existing swap agreements related to Visa Inc. Class B common shares. Please refer to Note 15—Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Investment Security Gains (Losses), Net included a $6.9 million gain upon sale of certain available for sale debt securities in the current quarter. Please refer to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for additional details related to the sale of available for sale debt securities.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets—including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due From and Deposits with Banks, Federal Reserve and Other Central Bank Deposits, Securities, Loans, and Other Interest-Earning Assets—are financed by a large base of interest-bearing funds that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets are also funded by noninterest-related funds, which include demand deposits and stockholders’ equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	FIRST QUARTER
	2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(6)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$377.0	$36,641.8	4.17%	$17.6	$45,199.5	0.16%
Interest-Bearing Due from and Deposits with Banks(1)	28.2	4,198.7	2.72	2.6	4,384.0	0.24
Federal Funds Sold	0.2	19.7	4.79	—	0.7	0.45
Securities Purchased under Agreements to Resell(2)	125.9	1,046.1	48.80	0.9	691.6	0.50
Debt Securities
Available for Sale	234.7	25,030.4	3.80	120.5	37,496.3	1.30
Held to Maturity	103.8	25,382.2	1.64	49.3	21,308.0	0.94
Trading Account	—	1.3	7.63	—	0.9	10.09
Total Debt Securities	338.5	50,413.9	2.72	169.8	58,805.2	1.17
Loans and Leases(3)	579.5	41,959.4	5.60	191.7	39,544.3	1.97
Other Interest-Earning Assets(4)	19.3	1,677.8	4.67	7.6	1,143.1	2.69
Total Interest-Earning Assets	1,468.6	135,957.4	4.38	390.2	149,768.4	1.06
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,795.9	—	—	2,047.0	—
Other Noninterest-Earning Assets	—	10,306.6	—	—	10,327.6	—
Total Assets	$—	$148,059.9	—%	$—	$162,143.0	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$158.0	$27,268.8	2.35%	$3.3	$32,329.2	0.04%
Savings Certificates and Other Time	21.6	2,360.1	3.70	1.1	842.3	0.51
Non-U.S. Offices — Interest-Bearing	385.0	62,411.1	2.50	(20.3)	68,199.6	(0.12)
Total Interest-Bearing Deposits	564.6	92,040.0	2.49	(15.9)	101,371.1	(0.06)
Federal Funds Purchased	40.1	3,653.9	4.45	—	0.2	0.05
Securities Sold under Agreements to Repurchase(2)	116.1	347.1	135.62	0.3	253.7	0.49
Other Borrowings	135.0	11,324.0	4.83	3.1	3,690.7	0.35
Senior Notes	39.2	2,748.1	5.79	9.6	2,442.4	1.59
Long-Term Debt	29.2	2,066.3	5.73	5.4	1,128.3	1.94
Total Interest-Related Funds	924.2	112,179.4	3.34	2.5	108,886.4	0.01
Interest Rate Spread	—	—	1.04	—	—	1.05
Demand and Other Noninterest-Bearing Deposits	—	20,145.6	—	—	37,129.1	—
Other Noninterest-Bearing Liabilities	—	4,453.4	—	—	4,616.3	—
Stockholders’ Equity	—	11,281.5	—	—	11,511.2	—
Total Liabilities and Stockholders’ Equity	$—	$148,059.9	—%	$—	$162,143.0	—%
Net Interest Income/Margin (FTE Adjusted)	$544.4	$—	1.62%	$387.7	$—	1.05%
Net Interest Income/Margin (Unadjusted)	$531.2	$—	1.58%	$381.0	$—	1.03%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $10.0 billion and $1.1 billion for the three months ended March 31, 2023 and 2022, respectively. Excluding the impact of netting for the three months ended March 31, 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 4.63%. Excluding the impact of netting for the three months ended March 31, 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.56%. Northern Trust is an approved Government Securities Division (GSD) netting and sponsoring member in the Fixed Income Clearing Corporation (FICC) sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. Government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when FICC is the counterparty.
(3)Average balances include nonaccrual loans and leases.
(4)Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank and Federal Reserve stock, and money market investments which are classified in Other Assets on the consolidated balance sheets.
(5)Cash and Due from Banks and Other Central Bank Deposits includes the noninterest-bearing component of Federal Reserve and Other Central Bank Deposits on the consolidated balance sheets.
(6)Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheets with Analysis of Net Interest Income.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED MARCH 31, 2023/2022
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(4.0)	$363.4	$359.4
Interest-Bearing Due from and Deposits with Banks	(0.1)	25.7	25.6
Federal Funds Sold	0.1	0.1	0.2
Securities Purchased under Agreements to Resell	0.6	124.4	125.0
Debt Securities
Available for Sale	(75.4)	189.6	114.2
Held to Maturity	11.1	43.4	54.5
Trading Account	—	—	—
Total Debt Securities	(64.3)	233.0	168.7
Loans and Leases	12.4	375.4	387.8
Other Interest-Earning Assets	4.6	7.1	11.7
Total Interest Income	$(50.7)	$1,129.1	$1,078.4

Interest-Bearing Deposits
Savings, Money Market and Other	$(17.9)	$172.6	$154.7
Savings Certificates and Other Time	4.6	15.9	20.5
Non-U.S. Offices - Interest-Bearing	(1.8)	407.1	405.3
Total Interest-Bearing Deposits	(15.1)	595.6	580.5
Federal Funds Purchased	40.1	—	40.1
Securities Sold under Agreements to Repurchase	0.1	115.7	115.8
Other Borrowings	18.1	113.8	131.9
Senior Notes	1.3	28.3	29.6
Long-Term Debt	7.1	16.7	23.8
Total Interest Expense	$51.6	$870.1	$921.7
Increase (Decrease) in Net Interest Income (FTE)	$(102.3)	$259.0	$156.7
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $13.2 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to a higher net interest margin, partially offset by lower average earning assets. Average earning assets decreased from the prior-year quarter, primarily due to decreased funding from client deposits, partially offset by higher short-term borrowing activity. For interest-earning assets, this manifested in lower levels of securities and interest-bearing deposits with banks, partially offset by higher level of loans.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily due to higher average interest rates.
Federal Reserve and Other Central Bank Deposits averaged $36.6 billion and decreased $8.6 billion, or 19%, from $45.2 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.2 billion and decreased $0.2 billion, or 4%, from $4.4 billion in the prior-year quarter. Average Securities were $50.4 billion and decreased $8.4 billion, or 14%, from $58.8 billion in the prior-year quarter. Average Other Interest-Earning Assets include certain community development investments, Federal Home Loan Bank stock, collateral deposits with certain securities depositories and clearing houses, Federal Reserve stock, and money market investments of $901.3 million, $353.0 million, $166.7 million, $70.0 million, and $62.3 million respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $47.4 billion in the current quarter and $56.3 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.0 billion in the current quarter and $2.5 billion in the prior-year quarter.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Loans and Leases averaged $42.0 billion and increased $2.5 billion, or 6%, from $39.5 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional, non-U.S., commercial real estate, and residential real estate loans, partially offset by lower levels of private client loans. Commercial and institutional loans averaged $12.4 billion and increased $740.8 million, or 6%, from $11.7 billion for the prior-year quarter. Non-U.S. loans averaged $3.6 billion and increased $676.6 million or 23%, from $2.9 billion for the prior-year quarter. Commercial real estate loans averaged $4.9 billion and increased $590.0 million, or 14%, from $4.3 billion for the prior-year quarter. Residential real estate loans averaged $6.4 billion and increased $228.6 million, or 4%, from $6.2 billion for the prior-year quarter. Private client loans averaged $13.9 billion and decreased $182.8 million, or 1%, from $14.1 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $9.4 billion, or 9%, to an average of $92.0 billion in the current quarter from $101.4 billion in the prior-year quarter. Other Average Interest-Related Funds increased $12.6 billion, or 168%, to an average of $20.1 billion in the current quarter from $7.5 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 68% and 67% of total average Interest-Bearing Deposits for the three months ended March 31, 2023 and 2022, respectively.
Provision for Credit Losses
There was a $15.0 million Provision for Credit Losses in the current quarter, as compared to a $2.0 million Provision for Credit Losses in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, driven by growth in the size and duration of the commercial real estate portfolio, primarily in multi-family properties, partially offset by improvement in credit quality for the commercial and institutional segment. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The Provision for Credit Losses in the prior-year quarter was primarily due to an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by a slight decrease in the reserve evaluated on a collective basis. The decrease in the collective basis reserve was primarily due to continued improvements in credit quality mainly within the commercial real estate portfolio, partially offset by increases in the reserve driven by projected economic conditions at the time.
Net charge-offs in the current quarter were $2.9 million, reflecting $1.1 million of recoveries and $4.0 million of charge-offs. The prior-year quarter included $3.2 million of net recoveries, reflecting $3.3 million of recoveries and $0.1 million of charge-offs. Nonaccrual assets of $48.9 million decreased $52.1 million, or 52%, from $101.0 million at the end of the prior-year quarter.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2023	2022	CHANGE
Compensation	$595.2	$563.9	$31.3	6%
Employee Benefits	101.0	104.3	(3.3)	(3)
Outside Services	210.8	213.4	(2.6)	(1)
Equipment and Software	231.7	193.5	38.2	20
Occupancy	61.3	51.1	10.2	20
Other Operating Expense	85.6	79.7	5.9	7
Total Noninterest Expense	$1,285.6	$1,205.9	$79.7	7%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher salary expense, partially offset by lower incentives and favorable currency translation.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher amortization as well as higher software costs driven by continued technology investments.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Occupancy expense increased compared to the prior-year quarter primarily due to a $9.8 million charge in the current quarter related to early lease exits.
Other Operating Expense increased compared to the prior-year quarter primarily due to higher business promotion expense.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2023 was $109.4 million, representing an effective tax rate of 24.6%, compared to $121.5 million in the prior-year quarter, representing an effective tax rate of 23.8%.
The effective tax rate increased compared to the prior-year quarter primarily due to a higher net tax impact from international operations and lower tax benefits from share-based compensation, partially offset by a higher level of tax benefits from tax-credit investments and tax-exempt income.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three months ended March 31, 2023 and 2022.
TABLE 16: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$603.0	$662.4	$460.6	$506.0	$—	$—	$—	$—	$1,063.6	$1,168.4
Foreign Exchange Trading Income	54.9	77.4	(1.9)	3.5	—	—	—	—	53.0	80.9
Other Noninterest Income	63.2	61.1	34.3	31.8	(0.7)	(4.5)	—	—	96.8	88.4
Total Noninterest Income	721.1	800.9	493.0	541.3	(0.7)	(4.5)	—	—	1,213.4	1,337.7
Net Interest Income	312.1	190.1	232.3	197.6	—	—	(13.2)	(6.7)	531.2	381.0
Revenue	1,033.2	991.0	725.3	738.9	(0.7)	(4.5)	(13.2)	(6.7)	1,744.6	1,718.7
Provision for Credit Losses	(2.9)	8.4	17.9	(6.4)	—	—	—	—	15.0	2.0
Noninterest Expense	801.0	757.9	469.2	445.1	15.4	2.9	—	—	1,285.6	1,205.9
Income before Income Taxes	235.1	224.7	238.2	300.2	(16.1)	(7.4)	(13.2)	(6.7)	444.0	510.8
Provision for Income Taxes	60.5	51.8	66.1	78.3	(4.0)	(1.9)	(13.2)	(6.7)	109.4	121.5
Net Income	$174.6	$172.9	$172.1	$221.9	$(12.1)	$(5.5)	$—	$—	$334.6	$389.3
Percentage of Consolidated Net Income	52%	44%	52%	57%	(4)%	(1)%	N/A	N/A	100%	100%
Average Assets	$111,215.3	$125,234.9	$36,844.6	$36,908.1	$—	$—	N/A	N/A	$148,059.9	$162,143.0

Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.
Asset Servicing
Asset Servicing Net Income
For the quarter ended March 31, 2023, Net Income increased $1.7 million, or 1%, from the prior-year quarter, primarily reflecting higher Net Interest Income, a release of credit reserves compared to a Provision for Credit Losses in the prior-year quarter, and higher Other Noninterest Income, offset by lower Trust, Investment and Other Servicing Fees, higher Noninterest Expense, lower Foreign Exchange Trading Income, and a higher Provision for Income Taxes.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the quarter ended March 31, 2023, Foreign Exchange Trading Income decreased $22.5 million, or 29%, from the prior-year quarter, primarily driven by an unfavorable impact from foreign exchange swap activity and lower client volumes.
Asset Servicing Other Noninterest Income
For the quarter ended March 31, 2023, Other Noninterest Income increased $2.1 million, or 3%, from the prior-year quarter, primarily due to higher Other Operating Income, partially offset by lower Security Commissions and Trading Income.
Asset Servicing Net Interest Income
For the quarter ended March 31, 2023, Net Interest Income stated on an FTE basis increased $122.0 million, or 64%, from the prior-year quarter. The increase for the three months ended March 31, 2023 primarily reflected a higher net interest margin. Average earning assets decreased $12.4 billion, or 11%, to $102.0 billion in the current quarter from $114.4 billion in the prior-year quarter. The earning assets and funding sources in Asset Servicing for the quarter ended March 31, 2023 consisted primarily of money market assets, intercompany assets, and loans, and non-U.S. custody-related interest-bearing deposits, respectively.

REPORTING SEGMENTS (continued)
Asset Servicing (continued)
Asset Servicing Provision for Credit Losses
For the quarter ended March 31, 2023, there was a $2.9 million release of credit reserves, compared to an $8.4 million Provision for Credit Losses in the prior-year quarter. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis driven by improvement in credit quality for the commercial and institutional segment. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar characteristics.
Asset Servicing Noninterest Expense
For the quarter ended March 31, 2023, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $43.1 million, or 6%, from the prior-year quarter, primarily due to higher expense allocations and Compensation expense.
Wealth Management
Wealth Management Net Income
For the quarter ended March 31, 2023, Net Income decreased $49.8 million, or 22%, from the prior-year quarter primarily due to lower Trust, Investment and Other Servicing Fees, a Provision for Credit Losses compared to a release of credit reserves in the prior-year quarter, and higher Noninterest Expense, partially offset by higher Net Interest Income.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended March 31, 2023, Other Noninterest Income increased $2.5 million, or 8%, from the prior-year quarter primarily due to higher Security Commissions and Trading Income and Other Operating Income.
Wealth Management Net Interest Income
For the quarter ended March 31, 2023, Net Interest Income stated on an FTE basis increased $34.7 million, or 18%, from the prior-year quarter, primarily reflecting higher average loans and a higher net interest margin. Average earning assets decreased $1.4 billion, or 4%, to $34.0 billion in the current quarter from $35.4 billion in the prior-year quarter, primarily due to lower allocations. The earning assets and funding sources in Wealth Management for the quarter ended March 31, 2023 were primarily comprised of loans and domestic interest-bearing deposits, respectively.
Wealth Management Provision for Credit Losses
For the quarter ended March 31, 2023, there was a $17.9 million Provision for Credit Losses, compared to a $6.4 million release of credit reserves from the prior-year quarter. The Provision for Credit Losses for the quarter ended March 31, 2023 reflected an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the collective basis reserve was driven by growth in the size and duration of the commercial real estate portfolio, primarily in multi-family properties.
Wealth Management Noninterest Expense
For the quarter ended March 31, 2023, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $24.1 million or 5% from the prior-year quarter, primarily reflecting higher Compensation expense and expense allocations.
Other
Other—Noninterest Expense
For the quarter ended March 31, 2023, Other Noninterest Expense increased $12.5 million, primarily due to higher non-allocated occupancy expense related to a $9.8 million charge in the current quarter arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 17: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	MARCH 31, 2023	DECEMBER 31, 2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$39.2	$40.0	$(0.8)	(2)%
Interest-Bearing Due from and Deposits with Banks(1)	5.1	4.9	0.2	3
Securities Purchased under Agreements to Resell	1.1	1.1	—	(1)
Total Debt Securities	49.3	51.8	(2.5)	(5)
Loans	42.4	42.9	(0.5)	(1)
Other Interest-Earning Assets(2)	2.2	1.8	0.4	26
Total Earning Assets	139.3	142.5	(3.2)	(2)
Total Assets	151.1	155.0	(3.9)	(3)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	90.3	98.6	(8.3)	(8)
Demand and Other Noninterest-Bearing Deposits	23.4	25.3	(1.9)	(8)
Federal Funds Purchased	4.5	1.9	2.6	N/M
Securities Sold under Agreements to Repurchase	0.4	0.6	(0.2)	(36)
Other Borrowings	11.4	7.6	3.8	50
Total Stockholders’ Equity	11.6	11.3	0.3	3
(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)    Other Interest-Earning Assets includes certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank and Federal Reserve stock, and money market investments which are classified in Other Assets on the consolidated balance sheets.
N/M - Not meaningful
TABLE 18: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED MARCH 31,
($ In Billions)	2023	2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$36.6	$45.2	$(8.6)	(19)%
Interest-Bearing Due from and Deposits with Banks(1)	4.2	4.4	(0.2)	(4)
Securities Purchased under Agreements to Resell	1.1	0.7	0.4	51
Total Debt Securities	50.4	58.8	(8.4)	(14)
Loans and Leases	42.0	39.5	2.5	6
Other Interest-Earning Assets(2)	1.7	1.1	0.6	47
Total Earning Assets	136.0	149.7	(13.7)	(9)
Total Assets	148.1	162.1	(14.0)	(9)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	92.0	101.4	(9.4)	(9)
Demand and Other Noninterest-Bearing Deposits	20.1	37.1	(17.0)	(46)
Federal Funds Purchased	3.7	—	3.7	N/M
Securities Sold under Agreements to Repurchase	0.3	0.3	—	37
Other Borrowings	11.3	3.7	7.6	N/M
Total Stockholders’ Equity	11.3	11.5	(0.2)	(2)

(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)    Other Interest-Earning Assets includes certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank and Federal Reserve stock, and money market investments which are classified in Other Assets on the consolidated balance sheets.
N/M - Not meaningful
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets decreased from the prior-year quarter primarily due to decreased funding from client deposits, partially offset by higher short-term borrowing activity. For interest-earning assets, this manifested in lower levels of securities and interest-bearing deposits with banks, partially offset by higher level of loans.

CONSOLIDATED BALANCE SHEETS (continued)
Select Earning Assets. Average securities decreased from the prior-year quarter, reflecting the impact of repositioning early in the quarter and reinvesting in short-term securities that will mature usually in one year or less. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits and Demand and Other Noninterest-Bearing Deposits decreased from the prior-year quarter as clients migrated into higher yielding products.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. The increase in average Other Borrowings from the prior-year quarter was primarily due to borrowings executed to help manage our liquidity ratios and as part of an overall net interest income strategy, based on the spread earned on these borrowings.
Stockholders’ Equity. The decrease in average Stockholders’ Equity was primarily attributable to changes in Accumulated Other Comprehensive Loss relative to the prior-year quarter, partially offset by higher Retained Earnings and Additional Paid-In Capital.
During the three months ended March 31, 2023, the Corporation declared cash dividends totaling $158.6 million to common stockholders and cash dividends totaling $16.2 million to preferred stockholders. During the three months ended March 31, 2022, the Corporation declared cash dividends totaling $147.8 million to common stockholders, and cash dividends totaling $16.2 million to preferred stockholders, respectively.
For the three months ended March 31, 2023, the Corporation repurchased 1,050,227 shares of common stock, at a total cost of $100.9 million ($96.04 average price per share), including 326,811 shares withheld to satisfy tax withholding obligations related to share-based compensation.
For the three months ended March 31, 2022, the Corporation repurchased 295,410 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $33.8 million ($114.58 average price per share).
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security. The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 19: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,859.9	$—	$—	$—	$—	$2,859.9
Obligations of States and Political Subdivisions	89.0	202.9	—	—	—	291.9
Government Sponsored Agency	11,433.4	—	—	—	—	11,433.4
Non-U.S. Government	361.4	—	—	—	—	361.4
Corporate Debt	149.4	125.5	338.5	—	21.1	634.5
Covered Bonds	323.0	—	21.4	—	—	344.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,184.5	388.2	215.0	—	—	2,787.7
Other Asset-Backed	5,010.4	—	—	—	—	5,010.4
Commercial Mortgage-Backed	903.9	—	—	—	—	903.9
Total	$23,314.9	$716.6	$574.9	$—	$21.1	$24,627.5
Percent of Total	95%	3%	2%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,747.4	$—	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	136.4	651.2	—	—	—	787.6
Government Sponsored Agency	11,545.2	—	—	—	—	11,545.2
Non-U.S. Government	360.0	—	—	—	—	360.0
Corporate Debt	302.5	462.6	938.7	19.6	24.2	1,747.6
Covered Bonds	367.0	—	21.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,816.3	451.5	211.6	—	—	2,479.4
Other Asset-Backed	5,256.2	—	—	—	—	5,256.2
Commercial Mortgage-Backed	1,387.8	—	—	—	—	1,387.8
Total	$23,918.8	$1,565.3	$1,172.0	$19.6	$24.2	$26,699.9
Percent of Total	90%	6%	4%	—%	—%	100%
As of both March 31, 2023 and December 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
TABLE 20: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$929.5	$1,644.1	$—	$—	$—	$2,573.6
Government Sponsored Agency	9,259.9	—	—	—	—	9,259.9
Non-U.S. Government	1,021.0	894.8	528.5	327.9	—	2,772.2
Corporate Debt	2.2	302.3	368.5	—	—	673.0
Covered Bonds	2,275.8	—	—	—	—	2,275.8
Certificates of Deposit	501.3	—	—	—	43.4	544.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,380.1	1,289.6	29.5	1.1	—	5,700.3
Other Asset-Backed	335.7	—	—	—	—	335.7
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	63.5	—	—	—	479.9	543.4
Total	$18,806.6	$4,130.8	$926.5	$329.0	$523.3	$24,716.2
Percent of Total	76%	17%	4%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
As of both March 31, 2023 and December 31, 2022, 2% of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $2.7 billion at March 31, 2023, compared to net unrealized losses of $3.2 billion as of December 31, 2022. Net unrealized losses as of March 31, 2023 were comprised of $16.7

ASSET QUALITY (continued)
Securities Portfolio (continued)
million and $2.7 billion of gross unrealized gains and losses, respectively. $849.7 million of the $2.7 billion gross unrealized losses relate to AFS debt securities. Net unrealized losses as of December 31, 2022 were comprised of $9.1 million and $3.2 billion of gross unrealized gains and losses, respectively.
As of March 31, 2023, the $24.6 billion AFS debt securities portfolio had unrealized losses of $258.5 million, $237.7 million, and $106.4 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $26.7 billion AFS debt securities portfolio had unrealized losses of $351.6 million, $288.1 million, and $157.6 million related to government sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
As of December 31, 2022, the Corporation intended to sell certain AFS debt securities that were in an unrealized loss position. The securities were written down to their fair value of $2.1 billion with a $213.0 million loss recognized in Investment Security Gains (Losses), net on the consolidated statements of income. In January 2023, the securities were subsequently sold resulting in an incremental $6.9 million gain upon sale as compared to the fair value recorded on the consolidated balance sheets at December 31, 2022.
As of March 31, 2023, the $24.7 billion HTM debt securities portfolio had unrealized losses of $949.8 million and $397.1 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had an unrealized loss of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity.
For additional information relating to the securities portfolio, refer to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
For additional information relating to the securities sold under agreements to repurchase, refer to Note 22—Securities Sold Under Agreements to Repurchase to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Nonaccrual Loans and Other Real Estate Owned
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans.
The following table provides the amounts of nonaccrual loans, by loan segment and class, and of OREO that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiation and renewals.

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
TABLE 21: NONACCRUAL ASSETS

	MARCH 31, 2023			DECEMBER 31, 2022
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$21.9		45%	$17.4		38%
Commercial Real Estate	6.1		12	10.2		22
Total Commercial	$28.0		57%	$27.6		60%
Personal
Private Client	$2.0		4%	$—		—%
Residential Real Estate	18.9		39	18.3		40
Total Personal	$20.9		43%	$18.3		40%
Total Nonaccrual Loans	48.9			45.9
Other Real Estate Owned	—			—
Total Nonaccrual Assets	$48.9			$45.9
90 Day Past Due Loans Still Accruing	$77.4			$54.2
Nonaccrual Loans to Total Loans	0.12%			0.11%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	3.3	x		3.1	x
Nonaccrual assets of $48.9 million as of March 31, 2023 increased from December 31, 2022 primarily due to the addition of three nonaccrual loans, one each in the commercial and institutional, residential real estate, and private client portfolios, partially offset by a charge-off in the commercial real estate portfolio. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to owners through guarantees also is commonly required. For additional information relating to the loans portfolio, refer to Note 5—Loans to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
As of March 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $159.9 million, $34.3 million, $16.0 million, and $1.0 million, respectively. As of December 31, 2022, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $144.3 million, $38.5 million, $16.0 million, and $0.8 million, respectively. There was a $1.8 million and $1.3 million allowance for credit losses related to AFS debt securities as of March 31, 2023 and December 31, 2022, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three months ended March 31, 2023 and March 31, 2022 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 22: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	MARCH 31, 2023		DECEMBER 31, 2022
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$11.0	—%	$10.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	52.3	30	57.0	29
Commercial Real Estate	92.8	12	76.5	11
Non-U.S.	8.0	7	8.3	7
Other	—	2	0.3	3
Total Commercial	153.1	51	142.1	50
Personal
Private Client	11.1	33	11.2	33
Residential Real Estate	18.2	15	18.0	15
Non-U.S.	0.8	1	1.1	1
Other	—	—	—	1
Total Personal	30.1	49	30.3	50
Total Allowance Evaluated on a Collective Basis	$183.2		$172.4
Total Allowance for Credit Losses	$194.2		$182.8
Allowance Assigned to
Loans	$159.9		$144.3
Undrawn Commitments and Standby Letters of Credit	34.3		38.5
Total Allowance for Credit Losses	$194.2		$182.8
Allowance Assigned to Loans to Total Loans	0.38%		0.34%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 23: COMMERCIAL REAL ESTATE LOANS

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Commercial Mortgages
Apartment/ Multi-family	$1,550.4	$1,392.7
Office	1,041.2	1,054.0
Industrial/ Warehouse	617.6	596.2
Retail	595.8	572.2
Other	561.3	548.0
Total Commercial Mortgages	4,366.3	4,163.1
Construction, Acquisition and Development Loans	615.1	609.9
Total Commercial Real Estate Loans	$4,981.4	$4,773.0
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the three months ended March 31, 2023 and 2022.
TABLE 24: CASH FLOW ACTIVITY SUMMARY

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(164.9)	$746.9
Investing activities	4,919.2	10,325.6
Financing activities	(4,597.7)	(10,316.6)
Effect of Foreign Currency Exchange Rates on Cash	15.1	(29.5)
Change in Cash and Due from Banks	$171.7	$726.4
Operating Activities
Net cash used in operating activities of $164.9 million for the three months ended March 31, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties and an increase in receivables, partially offset by period earnings, net changes in other operating activities, and the impact of lower non-cash charges such as amortization and depreciation.
Net cash provided by operating activities of $746.9 million for the three months ended March 31, 2022 was primarily attributable to net changes in other operating activities, period earnings, decrease in receivables and the impact of lower non-cash charges such as depreciation and amortization, partially offset by higher net collateral deposited with derivative counterparties.
Investing Activities
Net cash provided by investing activities of $4.9 billion for the three months ended March 31, 2023 was primarily attributable to net proceeds associated with AFS and HTM debt securities, and decreased levels of Federal Reserve and other central bank deposits.
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
Financing Activities
Net cash used in financing activities of $4.6 billion for the three months ended March 31, 2023 was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of short-term other borrowings and federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of savings, money market and other interest-bearing deposits.
Net cash used in financing activities of $10.3 billion for the three months ended March 31, 2022 was primarily attributable to decreased levels of total deposits and securities sold under agreements to repurchase. The decrease in total deposits was primarily attributable to lower levels of interest-bearing non-U.S. office client deposits, savings, money market and other interest-bearing deposits, and non-U.S. office noninterest-bearing deposits, partially offset by increased domestic noninterest- bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2023, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to stringent capital standards. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, capital adequacy reporting that deducts any unrealized losses related to AFS securities from reported capital, and stringent, annual company-run and supervisory stress testing in the form of Comprehensive Capital Analysis and Review (CCAR) exercises, which confirms our ability to remain solvent under severely adverse market conditions.
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
TABLE 25: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	MARCH 31, 2023		DECEMBER 31, 2022		MARCH 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.3%	11.7%	10.8%	11.5%	11.4%	12.1%	N/A	4.5%
Tier 1 Capital	12.3	12.7	11.8	12.5	12.4	13.2	6.0	6.0
Total Capital	14.4	14.7	13.9	14.5	13.6	14.2	10.0	8.0
Tier 1 Leverage	7.3	7.3	7.1	7.1	6.5	6.5	N/A	4.0
Supplementary Leverage	N/A	8.3	N/A	7.9	N/A	7.9	N/A	3.0

Capital Ratios — The Northern Trust Company	MARCH 31, 2023		DECEMBER 31, 2022		MARCH 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.3%	12.9%	11.6%	12.4%	11.7%	12.6%	6.5%	4.5%
Tier 1 Capital	12.3	12.9	11.6	12.4	11.7	12.6	8.0	6.0
Total Capital	14.2	14.6	13.5	14.2	12.6	13.4	10.0	8.0
Tier 1 Leverage	7.3	7.3	6.9	6.9	6.1	6.1	5.0	4.0
Supplementary Leverage	N/A	8.3	N/A	7.7	N/A	7.4	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In March 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023, although early adoption is permitted. Northern Trust is currently assessing the impacts of electing the proportional amortization method for qualifying tax equity investments under ASU 2023-02, including early adoption.
RISK MANAGEMENT
Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to stringent liquidity standards. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, daily Liquidity Coverage Ratio calculations to regulators.

We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 63% of total assets as of both March 31, 2023 and December 31, 2022. 85% and 81% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of March 31, 2023 and December 31, 2022, respectively.
Market Risk
There are two types of market risk, interest rate risk associated with the banking book and trading risk. Interest rate risk associated with the banking book is the potential for movements in interest rates to cause changes in Net Interest Income and the market value of equity, including Accumulated Other Comprehensive Income (Loss) from the AFS debt securities portfolio. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022.
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

RISK MANAGEMENT (continued)
Market Risk (continued)

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 basis point ramp downward movements in interest rates relative to forward rates as of March 31, 2023 and March 31, 2022. A 200 basis point ramp downward movement in interest rate relative to forward rate is also provided as of March 31, 2023. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates at the time and assumed interest rate floors as rates approach zero, the 200 basis point ramp downward movement in interest rate relative to forward rate as of March 31, 2022 would not provide meaningful results and is therefore not provided.
TABLE 26: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
($ In Millions)	MARCH 31, 2023	MARCH 31, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$15	$107
200 Basis Points	29	234
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$1	$(154)
200 Basis Points	5	N/M
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
MVE Sensitivity — MVE is defined as the present value of assets minus the present value of liabilities, net of the value of financial derivatives that are used to manage the interest rate risk of balance sheet items. The MVE looks at the whole balance sheet, which includes AFS debt securities, HTM debt securities, money market accounts, deposits, loans and wholesale borrowings. The potential effect of interest rate changes on MVE is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures MVE sensitivity under various rate scenarios. Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e., twist) changes to yield curves that result in their becoming steeper or flatter, and changes to the relationship among the yield curves (i.e., basis risk).
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 and 200 basis point shock down from current market implied forward rates at March 31, 2023 and December 31, 2022. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 27: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
($ In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(569)	$(472)
200 Basis Points	(1,143)	(965)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$675	$596
200 Basis Points	962	842
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
Foreign Currency Value-At-Risk (VaR) — Northern Trust measures daily the risk of loss associated with non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates and interest rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.
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
During the three months ended March 31, 2023, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The following table presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 28: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2022
High	$0.3	$0.2	$0.2	$0.2	$0.2	$0.2	$0.3	$0.2	$0.3
Low	0.1	0.1	0.1	—	—	—	0.1	—	—
Average	0.2	0.1	0.1	0.1	0.1	0.1	0.2	0.1	0.1
Quarter-End	0.2	0.1	0.2	0.2	0.1	0.1	0.1	0.1	0.1

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
TABLE 29: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2023	2022
Net Interest Income
Interest Income - GAAP	$1,455.4	$383.5
Add: FTE Adjustment	13.2	6.7
Interest Income (FTE) - Non-GAAP	$1,468.6	$390.2

Net Interest Income - GAAP	$531.2	$381.0
Add: FTE Adjustment	13.2	6.7
Net Interest Income (FTE) - Non-GAAP	$544.4	$387.7

Net Interest Margin - GAAP	1.58%	1.03%
Net Interest Margin (FTE) - Non-GAAP	1.62%	1.05%

Total Revenue
Total Revenue - GAAP	$1,744.6	$1,718.7
Add: FTE Adjustment	13.2	6.7
Total Revenue (FTE) - Non-GAAP	$1,757.8	$1,725.4

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
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	MARCH 31, 2023	DECEMBER 31, 2022

ASSETS
Cash and Due from Banks	$4,825.9	$4,654.2
Federal Reserve and Other Central Bank Deposits	39,288.7	40,030.4
Interest-Bearing Deposits with Banks	1,588.0	1,941.1
Federal Funds Sold	—	32.0
Securities Purchased under Agreements to Resell	1,057.4	1,070.3
Debt Securities
Available for Sale (Amortized cost of $25,464.4 and $27,760.0)	24,627.5	26,699.9
Held to Maturity (Fair value of $22,823.1 and $22,879.3)	24,716.2	25,036.1
Trading Account	0.1	95.2
Total Debt Securities	49,343.8	51,831.2
Loans
Commercial	21,609.7	21,635.6
Personal	20,759.8	21,257.7
Total Loans (Net of unearned income of $8.3 and $9.0)	42,369.5	42,893.3
Allowance for Credit Losses	(176.9)	(161.1)
Buildings and Equipment	481.5	500.5
Client Security Settlement Receivables	1,300.5	1,698.3
Goodwill	695.1	691.3
Other Assets	10,334.5	9,855.2
Total Assets	$151,108.0	$155,036.7
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,512.7	$16,582.7
Savings, Money Market and Other Interest-Bearing	23,183.4	31,128.6
Savings Certificates and Other Time	2,840.1	1,981.3
Non U.S. Offices — Noninterest-Bearing	8,901.2	8,757.6
— Interest-Bearing	64,290.0	65,481.9
Total Deposits	113,727.4	123,932.1
Federal Funds Purchased	4,487.3	1,896.9
Securities Sold Under Agreements to Repurchase	362.9	567.2
Other Borrowings	11,365.1	7,592.3
Senior Notes	2,769.2	2,724.2
Long-Term Debt	2,070.9	2,066.2
Other Liabilities	4,737.4	4,998.3
Total Liabilities	139,520.2	143,777.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 208,342,348 and 208,428,309	408.6	408.6
Additional Paid-In Capital	964.5	983.5
Retained Earnings	13,958.3	13,798.5
Accumulated Other Comprehensive Loss	(1,366.2)	(1,569.2)
Treasury Stock (36,829,176 and 36,743,215 shares, at cost)	(3,262.3)	(3,246.8)
Total Stockholders’ Equity	11,587.8	11,259.5
Total Liabilities and Stockholders’ Equity	$151,108.0	$155,036.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions Except Share Information)	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,063.6	$1,168.4
Foreign Exchange Trading Income	53.0	80.9
Treasury Management Fees	8.4	11.1
Security Commissions and Trading Income	34.7	36.2
Other Operating Income	46.8	41.1
Investment Security Gains (Losses), net	6.9	—
Total Noninterest Income	1,213.4	1,337.7
Net Interest Income
Interest Income	1,455.4	383.5
Interest Expense	924.2	2.5
Net Interest Income	531.2	381.0
Provision for Credit Losses	15.0	2.0
Net Interest Income after Provision for Credit Losses	516.2	379.0
Noninterest Expense
Compensation	595.2	563.9
Employee Benefits	101.0	104.3
Outside Services	210.8	213.4
Equipment and Software	231.7	193.5
Occupancy	61.3	51.1
Other Operating Expense	85.6	79.7
Total Noninterest Expense	1,285.6	1,205.9
Income before Income Taxes	444.0	510.8
Provision for Income Taxes	109.4	121.5
Net Income	$334.6	$389.3
Preferred Stock Dividends	16.2	16.2
Net Income Applicable to Common Stock	$318.4	$373.1
Per Common Share
Net Income – Basic	$1.51	$1.78
– Diluted	1.51	1.77
Average Number of Common Shares Outstanding
– Basic	208,186,841	208,024,962
– Diluted	208,730,389	208,809,133

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Net Income	$334.6	$389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	180.2	(868.4)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.1)	(1.4)
Net Foreign Currency Adjustments	22.7	(7.9)
Net Pension and Other Postretirement Benefit Adjustments	0.2	6.3
Other Comprehensive Income (Loss)	203.0	(871.4)
Comprehensive Income (Loss)	$537.6	$(482.1)
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
See accompanying notes to the consolidated financial statements.

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	389.3	—	—	389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(871.4)	—	(871.4)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(147.8)	—	—	(147.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(7.6)	—	—	80.5	72.9
Stock Purchased	—	—	—	—	—	(33.8)	(33.8)
Balance at March 31, 2022	$884.9	$408.6	$931.7	$13,342.6	$(907.0)	$(3,251.0)	$11,409.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$334.6	$389.3
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Investment Security Gains	(6.9)	—
Amortization and Accretion of Securities and Unearned Income, net	7.0	21.7
Provision for Credit Losses	15.0	2.0
Depreciation and Amortization	154.9	130.9
Pension Plan Contributions	(16.5)	(20.7)
Change in Receivables	(193.1)	285.4
Change in Interest Payable	59.8	12.0
Change in Collateral With Derivative Counterparties, net	(717.8)	(505.7)
Other Operating Activities, net	198.1	432.0
Net Cash (Used in) Provided by Operating Activities	(164.9)	746.9
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Securities Purchased under Agreements to Resell	36.4	(336.2)
Change in Interest-Bearing Deposits with Banks	360.0	(843.9)
Net Change in Federal Reserve and Other Central Bank Deposits	1,021.6	8,497.2
Purchases of Held to Maturity Debt Securities	(9,867.8)	(11,916.4)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	10,412.9	13,983.4
Purchases of Available for Sale Debt Securities	(1,273.9)	(1,784.8)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	3,626.5	1,821.5
Change in Loans	528.9	1,233.1
Purchases of Buildings and Equipment	(11.5)	(25.8)
Purchases and Development of Computer Software	(117.6)	(123.2)
Change in Client Security Settlement Receivables	400.2	(250.3)
Other Investing Activities, net	(196.5)	71.0
Net Cash Provided by Investing Activities	4,919.2	10,325.6
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(10,478.1)	(9,862.9)
Change in Federal Funds Purchased	2,590.4	—
Change in Securities Sold under Agreements to Repurchase	(204.3)	(202.2)
Change in Short-Term Other Borrowings	3,766.3	(70.4)
Treasury Stock Purchased	(100.9)	(33.8)
Net Proceeds from Stock Options	1.6	2.6
Cash Dividends Paid on Common Stock	(156.5)	(145.5)
Cash Dividends Paid on Preferred Stock	(16.2)	(4.7)
Other Financing Activities, net	—	0.3
Net Cash Used in Financing Activities	(4,597.7)	(10,316.6)
Effect of Foreign Currency Exchange Rates on Cash	15.1	(29.5)
Change in Cash and Due from Banks	171.7	726.4
Cash and Due from Banks at Beginning of Period	4,654.2	3,056.8
Cash and Due from Banks at End of Period	$4,825.9	$3,783.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$864.1	$(9.7)
Income Taxes Paid	31.2	47.2
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2023 and 2022, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2022.
Note 2 – Recent Accounting Pronouncements
On January 1, 2023 Northern Trust adopted Accounting Standard Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” (ASU 2022-01). The amendments in ASU 2022-01 expand the current last-of-layer hedging model from a single-layer method to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, ASU 2022-01 (1) expands the scope of the portfolio layer method to include non-prepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Upon adoption of ASU 2022-01, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

On January 1, 2023 Northern Trust adopted ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (TDRs) for creditors that have adopted the current expected credit losses accounting standard while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that a public business entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases. Upon adoption of ASU 2022-02, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 5—Loans for further information.

On January 1, 2023 Northern Trust adopted ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04). The amendments in ASU 2022-04 enhance the transparency about the use of supplier finance programs for investors or other allocators of capital. Specifically, ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Upon adoption of ASU 2022-04, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the three months ended March 31, 2023 or the year ended December 31, 2022.
Level 1 — Quoted, active market prices for identical assets or liabilities.
Northern Trust’s Level 1 assets are comprised primarily of available for sale (AFS) investments in U.S. Treasury securities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.
Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2023, Northern Trust’s AFS debt securities portfolio included 1,018 Level 2 debt securities with an aggregate market value of $21.8 billion. All 1,018 debt securities were valued by external pricing vendors. As of December 31, 2022, Northern Trust’s AFS debt securities portfolio included 1,163 Level 2 debt securities with an aggregate market value of $24.0 billion. All 1,163 debt securities were valued by external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 20—Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of March 31, 2023 and December 31, 2022, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 30: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.6 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.92%			8.92%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.8 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.53%			8.53%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by fair value hierarchy level.
TABLE 31: RECURRING BASIS HIERARCHY LEVELING

	MARCH 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,859.9	$—	$—	$—	$2,859.9
Obligations of States and Political Subdivisions	—	291.9	—	—	291.9
Government Sponsored Agency	—	11,433.4	—	—	11,433.4
Non-U.S. Government	—	361.4	—	—	361.4
Corporate Debt	—	634.5	—	—	634.5
Covered Bonds	—	344.4	—	—	344.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,787.7	—	—	2,787.7
Other Asset-Backed	—	5,010.4	—	—	5,010.4
Commercial Mortgage-Backed	—	903.9	—	—	903.9
Total Available for Sale	2,859.9	21,767.6	—	—	24,627.5
Trading Account	—	0.1	—	—	0.1
Total Available for Sale and Trading Debt Securities	2,859.9	21,767.7	—	—	24,627.6
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	2,315.0	—	(1,601.1)	713.9
Interest Rate Contracts	—	276.2	—	(206.5)	69.7
Other Financial Derivatives(1)	—	0.4	—	—	0.4
Total Derivative Assets	—	2,591.6	—	(1,807.6)	784.0
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,272.0	—	(1,499.5)	772.5
Interest Rate Contracts	—	369.9	—	(11.8)	358.1
Other Financial Derivatives(2)	—	1.3	34.6	(14.3)	21.6
Total Derivative Liabilities	$—	$2,643.2	$34.6	$(1,525.6)	$1,152.2
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2023, derivative assets and liabilities shown above also include reductions of $539.5 million and $257.5 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1)This line consists of total return swap contracts.
(2)This line consists of swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2022
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
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2023 and 2022.
TABLE 32: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED MARCH 31,	2023	2022
Fair Value at January 1	$34.8	$37.5
Total (Gains) Losses:
Included in Earnings(1)	7.6	4.5
Purchases, Issues, Sales, and Settlements
Settlements	(7.8)	(6.7)
Fair Value at March 31	$34.6	$35.3
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
Assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect

Notes to Consolidated Financial Statements (unaudited) (continued)
management’s judgment as to realizable value and consisted of a discount factor of 20.0% and a range of discount factors from 15.0% to 20.0% with a weighted average based on fair values of 20.0% and 17.2%, as of March 31, 2023 and December 31, 2022, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $5.1 million and $6.6 million at March 31, 2023 and December 31, 2022, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 33: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$5.1 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.6 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	-	20.0%	17.2%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 34: FAIR VALUE OF FINANCIAL INSTRUMENTS

	MARCH 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,825.9	$4,825.9	$4,825.9	$—	$—
Federal Reserve and Other Central Bank Deposits	39,288.7	39,288.7	—	39,288.7	—
Interest-Bearing Deposits with Banks	1,588.0	1,588.0	—	1,588.0	—
Securities Purchased under Agreements to Resell	1,057.4	1,057.4	—	1,057.4	—
Debt Securities - Held to Maturity	24,716.2	22,823.1	—	22,823.1	—
Loans
Held for Investment	42,209.6	42,227.1	—	—	42,227.1
Other Assets	1,608.6	1,591.4	105.6	1,485.8	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$46,597.3	$46,597.3	$46,597.3	$—	$—
Savings Certificates and Other Time	2,840.1	2,846.0	—	2,846.0	—
Non U.S. Offices Interest-Bearing	64,290.0	64,290.0	—	64,290.0	—
Federal Funds Purchased	4,487.3	4,487.3	—	4,487.3	—
Securities Sold Under Agreements to Repurchase	362.9	362.9	—	362.9	—
Other Borrowings	11,365.1	11,366.3	—	11,366.3	—
Senior Notes	2,769.2	2,745.8	—	2,745.8	—
Long-Term Debt	2,070.9	2,107.1	—	2,107.1	—
Unfunded Commitments	220.1	220.1	—	220.1	—
Other Liabilities	79.2	79.2	—	—	79.2

	DECEMBER 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,654.2	$4,654.2	$4,654.2	$—	$—
Federal Reserve and Other Central Bank Deposits	40,030.4	40,030.4	—	40,030.4	—
Interest-Bearing Deposits with Banks	1,941.1	1,941.1	—	1,941.1	—
Federal Funds Sold	32.0	32.0	—	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	1,070.3	—	1,070.3	—
Debt Securities - Held to Maturity	25,036.1	22,879.3	50.0	22,829.3	—
Loans
Held for Investment	42,749.0	42,636.5	—	—	42,636.5
Other Assets	1,476.9	1,460.4	94.7	1,365.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$56,468.9	$56,468.9	$56,468.9	$—	$—
Savings Certificates and Other Time	1,981.3	1,976.1	—	1,976.1	—
Non U.S. Offices Interest-Bearing	65,481.9	65,481.9	—	65,481.9	—
Federal Funds Purchased	1,896.9	1,896.9	—	1,896.9	—
Securities Sold Under Agreements to Repurchase	567.2	567.2	—	567.2	—
Other Borrowings	7,592.3	7,592.8	—	7,592.8	—
Senior Notes	2,724.2	2,729.8	—	2,729.8	—
Long-Term Debt	2,066.2	2,110.7	—	2,110.7	—
Unfunded Commitments	218.9	218.9	—	218.9	—
Other Liabilities	73.2	73.2	—	—	73.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of March 31, 2023 and December 31, 2022, and remaining maturities of AFS debt securities as of March 31, 2023.
TABLE 35: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	MARCH 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,931.1	$4.8	$76.0	$2,859.9
Obligations of States and Political Subdivisions	318.1	—	26.2	291.9
Government Sponsored Agency	11,686.8	5.1	258.5	11,433.4
Non-U.S. Government	382.0	—	20.6	361.4
Corporate Debt	652.6	0.3	18.4	634.5
Covered Bonds	356.1	0.2	11.9	344.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,918.9	1.9	133.1	2,787.7
Other Asset-Backed	5,247.6	0.5	237.7	5,010.4
Commercial Mortgage-Backed	971.2	—	67.3	903.9
Total	$25,464.4	$12.8	$849.7	$24,627.5

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,837.7	$2.5	$92.8	$2,747.4
Obligations of States and Political Subdivisions	817.8	—	30.2	787.6
Government Sponsored Agency	11,892.5	4.3	351.6	11,545.2
Non-U.S. Government	387.6	—	27.6	360.0
Corporate Debt	1,774.3	0.2	26.9	1,747.6
Covered Bonds	403.1	0.3	14.7	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,645.8	0.3	166.7	2,479.4
Other Asset-Backed	5,544.3	—	288.1	5,256.2
Commercial Mortgage-Backed	1,456.9	0.1	69.2	1,387.8
Total	$27,760.0	$7.7	$1,067.8	$26,699.9
TABLE 36: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

MARCH 31, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$1,086.5	$1,085.1	$1,844.6	$1,774.8	$—	$—	$—	$—	$2,931.1	$2,859.9
Obligations of States and Political Subdivisions	—	—	—	—	298.7	273.6	19.4	18.3	318.1	291.9
Government Sponsored Agency	2,557.4	2,520.7	5,406.0	5,291.3	3,035.6	2,968.7	687.8	652.7	11,686.8	11,433.4
Non-U.S. Government	100.2	100.1	281.8	261.3	—	—	—	—	382.0	361.4
Corporate Debt	305.4	303.5	328.9	315.0	18.3	16.0	—	—	652.6	634.5
Covered Bonds	135.2	134.7	220.9	209.7	—	—	—	—	356.1	344.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	566.6	561.3	2,131.9	2,038.3	220.4	188.1	—	—	2,918.9	2,787.7
Other Asset-Backed	989.4	944.4	2,978.0	2,812.9	1,154.0	1,129.7	126.2	123.4	5,247.6	5,010.4
Commercial Mortgage-Backed	37.6	35.2	772.5	731.8	161.1	136.9	—	—	971.2	903.9
Total	$5,778.3	$5,685.0	$13,964.6	$13,435.1	$4,888.1	$4,713.0	$833.4	$794.4	$25,464.4	$24,627.5
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2023 and December 31, 2022.
TABLE 37: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

MARCH 31, 2023	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$949.8	$39.5	$534.3	$36.5	$1,484.1	$76.0
Obligations of States and Political Subdivisions	18.5	1.8	190.7	17.6	209.2	19.4
Government Sponsored Agency	7,010.8	181.7	3,490.2	76.8	10,501.0	258.5
Non-U.S. Government	66.6	—	294.9	20.6	361.5	20.6
Corporate Debt	196.3	8.4	172.3	0.8	368.6	9.2
Covered Bonds	131.4	9.3	149.4	2.6	280.8	11.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,070.1	38.9	826.3	67.5	1,896.4	106.4
Other Asset-Backed	2,672.5	130.6	2,226.3	107.1	4,898.8	237.7
Commercial Mortgage-Backed	523.1	37.2	363.6	30.1	886.7	67.3
Total	$12,639.1	$447.4	$8,248.0	$359.6	$20,887.1	$807.0
Note: Eleven sub-sovereign, supranational and non-U.S. agency bonds AFS securities with a fair value of $148.7 million and unrealized losses of $9.2 million, Six corporate debt AFS securities with a fair value of $431.3 million and unrealized losses of $26.7 million and three Obligations of States and Political Subdivisions AFS securities with a fair value of $82.7 million and unrealized losses of $6.8 million have been excluded from the table above as these AFS securities have a $1.8 million allowance for credit losses reported as of March 31, 2023. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
Note: Three corporate debt AFS securities with a fair value of $93.8 million and unrealized losses of $9.5 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $68.3 million and unrealized loss of $9.1 million have been excluded from the table above as these AFS securities have a $1.3 million allowance for credit losses reported as of December 31, 2022. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.
As of March 31, 2023, 1,013 AFS debt securities with a combined fair value of $20.9 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $807.0 million. As of March 31, 2023, unrealized losses related to AFS debt securities of $258.5 million, $237.7 million, and $106.4 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates.
As of December 31, 2022, 1,030 AFS debt securities with a combined fair value of $21.4 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $1.0 billion. As of December 31, 2022, unrealized losses related to AFS debt securities of $351.6 million, $288.1 million, and $157.6 million related to government-sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
As of December 31, 2022, the Corporation intended to sell certain AFS debt securities that were in an unrealized loss position. The securities were written down to their fair value of $2.1 billion with a $213.0 million loss recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2022. In January 2023, the securities were subsequently sold resulting in an incremental $6.9 million gain upon sale as compared to the fair value recorded on the consolidated balance sheets at December 31, 2022.
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes

Notes to Consolidated Financial Statements (unaudited) (continued)
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
There was a $0.5 million provision for credit losses for AFS securities for the three months ended March 31, 2023.There was $0.4 million provision for credit losses for AFS securities for the three months ended March 31, 2022. There was an $1.8 million allowance for credit losses for AFS securities as of March 31, 2023 which was primarily corporate debt securities and $1.3 million allowance for credit losses for AFS securities as of December 31, 2022. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of March 31, 2023 and December 31, 2022, and remaining maturities of HTM debt securities as of March 31, 2023.
TABLE 38: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	MARCH 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,573.6	$0.7	$74.9	$2,499.4
Government Sponsored Agency	9,259.9	—	949.8	8,310.1
Non-U.S. Government	2,772.2	0.7	121.5	2,651.4
Corporate Debt	673.0	—	42.6	630.4
Covered Bonds	2,275.8	0.4	148.9	2,127.3
Certificates of Deposit	544.7	—	—	544.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,700.3	2.1	397.1	5,305.3
Other Asset-Backed	335.7	—	1.0	334.7
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	543.4	—	160.4	383.0
Total	$24,716.2	$3.9	$1,897.0	$22,823.1

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$50.0	$—	$—	$50.0
Obligations of States and Political Subdivisions	2,565.3	—	149.8	2,415.5
Government Sponsored Agency	9,407.7	—	1,076.0	8,331.7
Non-U.S. Government	3,234.0	0.1	133.8	3,100.3
Corporate Debt	713.3	—	45.4	667.9
Covered Bonds	2,530.3	0.3	158.7	2,371.9
Certificates of Deposit	35.9	—	—	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	1.0	436.1	5,268.2
Other Asset-Backed	263.7	—	1.0	262.7
Other	532.6	—	157.4	375.2
Total	$25,036.1	$1.4	$2,158.2	$22,879.3
As of March 31, 2023, the $24.7 billion HTM debt securities portfolio had unrealized losses of $949.8 million and $397.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 39: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

MARCH 31, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$46.3	$45.8	$832.4	$813.6	$1,270.8	$1,231.5	$424.1	$408.5	$2,573.6	$2,499.4
Government Sponsored Agency	907.6	809.9	3,012.3	2,706.1	3,546.2	3,203.5	1,793.8	1,590.6	9,259.9	8,310.1
Non-U.S. Government	1,359.7	1,354.4	1,379.2	1,269.0	33.3	28.0	—	—	2,772.2	2,651.4
Corporate Debt	62.7	61.5	594.9	556.5	15.4	12.4	—	—	673.0	630.4
Covered Bonds	171.4	168.4	1,708.9	1,619.9	395.5	339.0	—	—	2,275.8	2,127.3
Certificates of Deposit	544.7	544.7	—	—	—	—	—	—	544.7	544.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	956.3	944.9	4,687.9	4,314.0	56.1	46.4	—	—	5,700.3	5,305.3
Other Asset-Backed	28.6	28.6	96.4	96.0	182.4	181.9	28.3	28.2	335.7	334.7
Commercial Mortgage-Backed	—	—	37.6	36.8	—	—	—	—	37.6	36.8
Other	53.0	51.1	295.0	257.6	34.7	25.3	160.7	49.0	543.4	383.0
Total	$4,130.3	$4,009.3	$12,644.6	$11,669.5	$5,534.4	$5,068.0	$2,406.9	$2,076.3	$24,716.2	$22,823.1
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 40: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2023
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$929.5	$1,644.1	$—	$—	$—	$2,573.6
Government Sponsored Agency	9,259.9	—	—	—	—	9,259.9
Non-U.S. Government	1,021.0	894.8	528.5	327.9	—	2,772.2
Corporate Debt	2.2	302.3	368.5	—	—	673.0
Covered Bonds	2,275.8	—	—	—	—	2,275.8
Certificates of Deposit	501.3	—	—	—	43.4	544.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,380.1	1,289.6	29.5	1.1	—	5,700.3
Other Asset-Backed	335.7	—	—	—	—	335.7
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	63.5	—	—	—	479.9	543.4
Total	$18,806.6	$4,130.8	$926.5	$329.0	$523.3	$24,716.2
Percent of Total	76%	17%	4%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 97% of the HTM portfolio at both March 31, 2023 and December 31, 2022, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both March 31, 2023 and December 31, 2022, respectively, and 2% was not rated by Moody’s, S&P Global,

Notes to Consolidated Financial Statements (unaudited) (continued)
or Fitch Ratings at both March 31, 2023 and December 31, 2022, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. Proceeds of $2.1 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the three months ended March 31, 2023. The gain was comprised of a $9.8 million gain in obligations of states and political subdivisions, offset by losses of $1.2 million in corporate debt, $0.9 million in commercial mortgage-backed, and $0.8 million in other asset-backed securities. There were no sales of debt securities and no net investment security gains (losses) for the three months ended March 31, 2022.
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 41: LOANS

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Commercial
Commercial and Institutional(1)	$12,750.2	$12,415.0
Commercial Real Estate	4,981.4	4,773.0
Non-U.S.(1)	3,004.3	3,131.1
Other	873.8	1,316.5
Total Commercial	21,609.7	21,635.6
Personal
Private Client	13,865.3	14,119.0
Residential Real Estate	6,377.0	6,413.5
Non-U.S.	429.0	510.0
Other	88.5	215.2
Total Personal	20,759.8	21,257.7
Total Loans	$42,369.5	$42,893.3
(1) Commercial and institutional and commercial-non-U.S. combined include $5.5 billion and $5.6 billion of private equity capital call finance loans at March 31, 2023 and December 31, 2022, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2023 and December 31, 2022, equity credit lines totaled $232.7 million and $248.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% of the total equity credit lines as of both March 31, 2023 and December 31, 2022.
Included within the commercial-non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $2.2 billion and $2.9 billion at March 31, 2023 and December 31, 2022, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $5.2 million and $24.4 million at March 31, 2023 and December 31, 2022, respectively.
There were no loans classified as held for sale at both March 31, 2023 and December 31, 2022. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans sold for the three months ended March 31, 2023 and $0.6 million loans sold for the three months ended March 31, 2022, which were comprised of commercial and institutional and residential real estate loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust utilizes a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and the probability of their default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan class.
•Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;
•Commercial Real Estate: debt service coverage, loan-to-value ratio, leasing status and guarantor support;
•Commercial-Other: leverage, profit margin, liquidity, asset size and capital levels;
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
Loan segment and class balances as of March 31, 2023 and December 31, 2022 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

March 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$253.4	$695.7	$907.8	$133.6	$138.8	$459.7	$6,388.9	$17.5	$8,995.4
4 to 5 Category	263.6	820.2	705.1	232.4	164.7	248.1	1,113.4	62.2	3,609.7
6 to 9 Category	1.2	28.7	37.7	—	9.7	10.7	57.1	—	145.1
Total Commercial and Institutional	518.2	1,544.6	1,650.6	366.0	313.2	718.5	7,559.4	79.7	12,750.2
Commercial Real Estate
Risk Rating:
1 to 3 Category	129.5	253.3	196.6	48.3	83.5	62.7	27.3	0.5	801.7
4 to 5 Category	858.8	1,052.3	826.3	455.3	353.1	308.8	224.4	15.4	4,094.4
6 to 9 Category	5.4	—	25.5	—	42.1	9.8	2.5	—	85.3
Total Commercial Real Estate	993.7	1,305.6	1,048.4	503.6	478.7	381.3	254.2	15.9	4,981.4
Commercial Real Estate Gross Charge-offs	—	(4.0)	—	—	—	—	—	—	(4.0)
Non-U.S.
Risk Rating:
1 to 3 Category	797.9	—	45.8	145.9	15.3	3.7	1,125.1	—	2,133.7
4 to 5 Category	452.7	7.9	—	—	—	143.2	212.0	1.8	817.6
6 to 9 Category	0.1	14.8	—	—	23.1	—	15.0	—	53.0
Total Non-U.S.	1,250.7	22.7	45.8	145.9	38.4	146.9	1,352.1	1.8	3,004.3
Other
Risk Rating:
1 to 3 Category	594.5	—	—	—	—	—	—	—	594.5
4 to 5 Category	279.3	—	—	—	—	—	—	—	279.3
Total Other	873.8	—	—	—	—	—	—	—	873.8
Total Commercial	3,636.4	2,872.9	2,744.8	1,015.5	830.3	1,246.7	9,165.7	97.4	21,609.7
Commercial Gross Charge-offs	—	(4.0)	—	—	—	—	—	—	(4.0)
Personal
Private Client
Risk Rating:
1 to 3 Category	324.6	402.1	80.3	21.5	17.3	13.1	4,952.0	71.6	5,882.5
4 to 5 Category	72.0	493.8	681.3	183.6	174.9	175.3	5,888.1	283.1	7,952.1
6 to 9 Category	—	0.9	—	5.0	—	18.2	6.6	—	30.7
Total Private Client	396.6	896.8	761.6	210.1	192.2	206.6	10,846.7	354.7	13,865.3
Residential Real Estate
Risk Rating:
1 to 3 Category	50.4	809.9	660.7	772.4	147.1	390.6	208.9	7.9	3,047.9
4 to 5 Category	41.9	449.0	873.7	902.8	189.3	623.1	178.2	—	3,258.0
6 to 9 Category	—	5.8	2.5	1.7	10.9	38.9	11.3	—	71.1
Total Residential Real Estate	92.3	1,264.7	1,536.9	1,676.9	347.3	1,052.6	398.4	7.9	6,377.0
Non-U.S.
Risk Rating:
1 to 3 Category	—	12.3	—	—	—	1.0	47.8	—	61.1
4 to 5 Category	—	26.0	41.4	1.0	19.2	2.9	269.5	7.8	367.8
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	—	38.3	41.4	1.0	19.2	4.0	317.3	7.8	429.0
Other
Risk Rating:
1 to 3 Category	28.9	—	—	—	—	—	—	—	28.9
4 to 5 Category	59.6	—	—	—	—	—	—	—	59.6
Total Other	88.5	—	—	—	—	—	—	—	88.5
Total Personal	577.4	2,199.8	2,339.9	1,888.0	558.7	1,263.2	11,562.4	370.4	20,759.8
Personal Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Loans	$4,213.8	$5,072.7	$5,084.7	$2,903.5	$1,389.0	$2,509.9	$20,728.1	$467.8	$42,369.5
Total Loans Gross Charge-offs	$—	$(4.0)	$—	$—	$—	$—	$—	$—	$(4.0)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2022	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$753.3	$1,087.5	$209.8	$159.3	$45.9	$511.3	$6,032.8	$17.7	$8,817.6
4 to 5 Category	744.1	740.6	300.8	191.1	151.4	174.7	1,102.3	32.9	3,437.9
6 to 9 Category	50.8	30.5	—	13.7	—	—	64.5	—	159.5
Total Commercial and Institutional	1,548.2	1,858.6	510.6	364.1	197.3	686.0	7,199.6	50.6	12,415.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	318.7	227.4	123.6	123.5	39.8	39.1	113.4	3.0	988.5
4 to 5 Category	968.5	1,040.0	637.8	447.3	153.0	256.9	181.5	17.5	3,702.5
6 to 9 Category	7.7	22.7	—	49.1	—	—	2.5	—	82.0
Total Commercial Real Estate	1,294.9	1,290.1	761.4	619.9	192.8	296.0	297.4	20.5	4,773.0
Non-U.S.
Risk Rating:
1 to 3 Category	991.9	46.2	109.6	14.8	—	6.5	1,158.3	—	2,327.3
4 to 5 Category	459.0	—	—	—	—	214.9	89.5	1.8	765.2
6 to 9 Category	0.1	—	—	23.1	—	—	15.4	—	38.6
Total Non-U.S.	1,451.0	46.2	109.6	37.9	—	221.4	1,263.2	1.8	3,131.1
Other
Risk Rating:
1 to 3 Category	993.9	—	—	—	—	—	—	—	993.9
4 to 5 Category	322.6	—	—	—	—	—	—	—	322.6
Total Other	1,316.5	—	—	—	—	—	—	—	1,316.5
Total Commercial	5,610.6	3,194.9	1,381.6	1,021.9	390.1	1,203.4	8,760.2	72.9	21,635.6
Personal
Private Client
Risk Rating:
1 to 3 Category	395.5	159.9	50.5	313.6	13.4	18.5	5,352.5	28.2	6,332.1
4 to 5 Category	430.3	755.1	192.4	191.3	38.7	160.0	5,728.6	267.2	7,763.6
6 to 9 Category	0.9	—	0.1	—	18.6	—	3.7	—	23.3
Total Private Client	826.7	915.0	243.0	504.9	70.7	178.5	11,084.8	295.4	14,119.0
Residential Real Estate
Risk Rating:
1 to 3 Category	871.6	666.7	567.7	168.1	102.9	750.8	128.4	7.9	3,264.1
4 to 5 Category	354.3	656.7	597.6	290.0	170.9	838.2	180.4	1.0	3,089.1
6 to 9 Category	—	6.8	1.5	1.1	3.7	35.9	11.3	—	60.3
Total Residential Real Estate	1,225.9	1,330.2	1,166.8	459.2	277.5	1,624.9	320.1	8.9	6,413.5
Non-U.S.
Risk Rating:
1 to 3 Category	3.0	3.7	—	—	4.6	2.3	124.6	—	138.2
4 to 5 Category	24.2	40.3	—	21.3	3.2	2.9	272.0	7.8	371.7
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	27.2	44.0	—	21.3	7.8	5.3	396.6	7.8	510.0
Other
Risk Rating:
1 to 3 Category	190.8	—	—	—	—	—	—	—	190.8
4 to 5 Category	24.4	—	—	—	—	—	—	—	24.4
Total Other	215.2	—	—	—	—	—	—	—	215.2
Total Personal	2,295.0	2,289.2	1,409.8	985.4	356.0	1,808.7	11,801.5	312.1	21,257.7
Total Loans	$7,905.6	$5,484.1	$2,791.4	$2,007.3	$746.1	$3,012.1	$20,561.7	$385.0	$42,893.3

Notes to Consolidated Financial Statements (unaudited) (continued)
Loans in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in adverse down-cycle scenarios. As a result of these characteristics, borrowers within this category exhibit a minimal to modest likelihood of loss.
Loans in the “4 to 5” category are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the “1 to 3” category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have fewer financial resources to manage through economic downturns. As a result of these characteristics, borrowers within this category exhibit a moderate likelihood of loss.
Loans in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 to 9.” These credits, which include all nonaccrual credits, are expected to exhibit probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of March 31, 2023 and December 31, 2022.
TABLE 43: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
March 31, 2023
Commercial
Commercial and Institutional	$12,605.9	$117.5	$4.2	$0.7	$12,728.3	$21.9	$12,750.2	$9.1
Commercial Real Estate	4,971.8	2.8	0.2	0.5	4,975.3	6.1	4,981.4	6.1
Non-U.S.	3,002.5	1.8	—	—	3,004.3	—	3,004.3	—
Other	873.8	—	—	—	873.8	—	873.8	—
Total Commercial	21,454.0	122.1	4.4	1.2	21,581.7	28.0	21,609.7	15.2
Personal
Private Client	13,630.4	143.2	14.3	75.4	13,863.3	2.0	13,865.3	—
Residential Real Estate	6,330.4	26.9	—	0.8	6,358.1	18.9	6,377.0	17.5
Non-U.S.	428.3	0.7	—	—	429.0	—	429.0	—
Other	88.5	—	—	—	88.5	—	88.5	—
Total Personal	20,477.6	170.8	14.3	76.2	20,738.9	20.9	20,759.8	17.5
Total Loans	$41,931.6	$292.9	$18.7	$77.4	$42,320.6	$48.9	$42,369.5	$32.7
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$48.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2022
Commercial
Commercial and Institutional	$12,353.7	$40.2	$3.0	$0.7	$12,397.6	$17.4	$12,415.0	$4.4
Commercial Real Estate	4,761.5	1.3	—	—	4,762.8	10.2	4,773.0	6.2
Non-U.S.	3,131.1	—	—	—	3,131.1	—	3,131.1	—
Other	1,316.5	—	—	—	1,316.5	—	1,316.5	—
Total Commercial	21,562.8	41.5	3.0	0.7	21,608.0	27.6	21,635.6	10.6
Personal
Private Client	13,843.5	192.3	29.9	53.3	14,119.0	—	14,119.0	—
Residential Real Estate	6,373.2	9.6	12.3	0.1	6,395.2	18.3	6,413.5	18.3
Non-U.S	509.9	—	—	0.1	510.0	—	510.0	—
Other	215.2	—	—	—	215.2	—	215.2	—
Total Personal	20,941.8	201.9	42.2	53.5	21,239.4	18.3	21,257.7	18.3
Total Loans	$42,504.6	$243.4	$45.2	$54.2	$42,847.4	$45.9	$42,893.3	$28.9
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$45.9
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.7 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of March 31, 2023 and December 31, 2022, Northern Trust held foreclosed real estate properties with an immaterial carrying value, as a result of obtaining physical possession. In addition, as of March 31, 2023 and December 31, 2022, Northern Trust had loans with a carrying value of $0.8 million and $1.1 million, respectively, for which formal foreclosure proceedings were in process.
Loan Modifications to Borrowers Experiencing Financial Difficulty (After the Adoption of Accounting Standards Update No. 2022-02)
For borrowers experiencing financial difficulties, Northern Trust may provide payment relief by modifying the terms of the original loan. Loan modifications to borrowers experiencing financial difficulty involve primarily the extensions of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of March 31, 2023, disaggregated by relevant class of financing receivable and type of modification provided.
TABLE 44: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	TYPE OF LOAN MODIFICATION
THREE MONTHS ENDED MARCH 31, 2023	PRINCIPAL AND INTEREST DEFERRAL
(in $ million)	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Personal
Residential Real Estate	$2.9	0.05%
Total Personal	$2.9	0.05%
Total Loans	$2.9	0.05%

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 45: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Personal
Residential Real Estate
Northern Trust provided a weighted average of 180 days payment deferrals to borrowers for immaterial principal and interest deferral amounts. These payments are, in general, due at the end of the deferral period.

The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. Given that principal and interest payments were deferred under the modified terms for all loan modifications to borrowers experiencing financial difficulty processed in the first quarter of 2023, none of the modified loans were considered past due for purposes of these disclosures as of March 31, 2023. Further, there were no defaults and related charge-offs for any of the loan modifications to borrowers experiencing financial difficulty that had been modified since Northern Trust’s adoption of ASU 2022-02 as of January 1, 2023.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the terms of the loan in the form of payment deferrals as of March 31, 2023.
The expected credit loss for nonacrrual loans including loan modifications to borrowers experiencing financial difficulty is measured based on either the expected future cash flows, the value of collateral, or other factors that may impact the borrower’s ability to pay. If the discounted cash flow method is utilized, the credit loss is measured based upon the present value of expected future cash flows, discounted at the effective interest rate based on the post-modification contractual rate. If a loan’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate is calculated based on the factor as it changes over the life of the loan. Northern Trust elected not to project changes in the factor for purposes of estimating expected future cash flows. Further, Northern Trust elected not to adjust the effective interest rate for prepayments. If the loan is collateral dependent, the expected loss is measured based on the fair value of the collateral at the reporting date. If the loan valuation is less than the recorded value of the loan, either an allowance is established or a charge-off is recorded for the difference. The nature and extent of further deterioration in credit quality, including a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses for all loan modifications to borrowers experiencing financial difficulty.
Troubled Debt Restructurings (Prior to the Adoption of Accounting Standards Update No. 2022-02)
Prior to January 1, 2023, a loan that has been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties is referred to as a troubled debt restructuring (TDR). All TDRs are reported starting in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported if the loan was modified at a market rate and has performed according to the modified terms for at least six payment periods. A loan that has been modified at a below market rate will return to accrual status if it satisfies the six-payment-period performance requirement.
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
If the loan valuation is less than the recorded value of the loan, either an allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $1 million) homogeneous loans are collectively evaluated. Northern Trust’s accounting policies for material nonaccrual loans is consistent across all classes of loans.
All loans with TDR modifications are evaluated for additional expected credit losses. The nature and extent of further deterioration in credit quality, including a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.
Included within nonaccrual loans were $35.3 million of nonaccrual TDRs, and $39.7 million of accrual TDRs as of December 31, 2022. There were $0.2 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2022, issued to borrowers with TDR modifications of loans.
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides, by segment and class, the number of TDR modifications of loans and leases entered into during the three months ended March 31, 2022, and the recorded investments and unpaid principal balances as of March 31, 2022.
TABLE 46: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
March 31, 2022
Commercial
Commercial and Institutional	Other modification	1	$0.5	$0.5
Total Commercial		1	0.5	0.5
Personal
Residential Real Estate	Interest rate concession, deferrals of principal, and extension of term	2	0.1	0.1
Total Personal		2	0.1	0.1
Total Loans and Leases		3	$0.6	$0.6
Note: Period-end balances reflect all pay downs and charge-offs during the year.
There were no residential real estate loan TDR modifications during the twelve months ended December 31, 2021, which subsequently had a payment default during the three months ended March 31, 2022.
Note 6 – Allowance for Credit Losses
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding changes in the total allowance for credit losses during the three months ended March 31, 2023 and 2022.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(4.0)	—	—	—	(4.0)
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	(2.9)	—	—	—	(2.9)
Provision for Credit Losses(1)	18.5	(4.2)	—	0.2	14.5
Balance at End of Period	$159.9	$34.3	$16.0	$1.0	$211.2
(1) The table excludes a provision for credit losses of $0.5 million for the three months ended March 31, 2023 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	3.3	—	—	—	3.3
Net Recoveries (Charge-Offs)	3.2	—	—	—	3.2
Provision for Credit Losses	(5.3)	3.4	3.4	0.1	1.6
Balance at End of Period	$136.3	$37.5	$14.6	$1.1	$189.5
(1) The table excludes a provision for credit losses of $0.4 million for the three months ended March 31, 2022 for AFS debt securities. See further detail in Note 4—Securities.

The Provision for Credit Losses, excluding the provision for available for sale debt securities, was a provision of $14.5 million in the current quarter, as compared to a $1.6 million provision in the prior-year quarter. The provision was primarily due to an increase in the reserve evaluated on a collective basis, driven by growth in the size and duration of the commercial real estate portfolio, primarily in multi-family properties, partially offset by improvement in credit quality for the commercial and institutional segment. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were net charge-offs of $2.9 million during the three months ended March 31, 2023, as compared to net recoveries of $3.2 million for the three months ended March 31, 2022. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
The portion of the allowance assigned to loans, HTM debt securities, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. For credit exposure and the associated allowance related to fee receivables, please refer to Note 13—Revenue from Contracts with Clients. For information related to the allowance for AFS debt securities, please refer to Note 4—Securities. For all other financial assets recognized at amortized cost, which include Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects continued marginal economic growth, persistent inflation and higher interest rates. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans and leases, including undrawn loan commitments and standby letters of credit, by segment during the three months ended March 31, 2023 and 2022.
TABLE 48: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED MARCH 31, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.0)	—	(4.0)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(4.0)	1.1	(2.9)	—	—	—
Provision for Credit Losses	18.6	(0.1)	18.5	(5.0)	0.8	(4.2)
Balance at End of Period	$130.8	$29.1	$159.9	$31.3	$3.0	$34.3

	THREE MONTHS ENDED MARCH 31, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	2.2	1.1	3.3	—	—	—
Net Recoveries (Charge-Offs)	2.2	1.0	3.2	—	—	—
Provision for Credit Losses	(5.3)	—	(5.3)	3.3	0.1	3.4
Balance at End of Period	$102.5	$33.8	$136.3	$34.7	$2.8	$37.5

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
Allowance Related to Credit Exposure Evaluated on an Individual Basis. The allowance is determined through an individual evaluation of loans, and lending-related commitments that have defaulted, generally those with borrower ratings of 8 and 9, that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of March 31, 2023 and December 31, 2022.
TABLE 49: RECORDED INVESTMENTS IN LOANS

	MARCH 31, 2023			DECEMBER 31, 2022
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$63.3	$46.0	$109.3	$63.0	$46.1	$109.1
Evaluated on a Collective Basis	21,546.4	20,713.8	42,260.2	21,572.6	21,211.6	42,784.2
Total Loans	21,609.7	20,759.8	42,369.5	21,635.6	21,257.7	42,893.3
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	9.0	2.0	11.0	10.4	—	10.4
Evaluated on a Collective Basis	121.8	27.1	148.9	105.8	28.1	133.9
Allowance Assigned to Loans	130.8	29.1	159.9	116.2	28.1	144.3
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	31.3	3.0	34.3	36.3	2.2	38.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	31.3	3.0	34.3	36.3	2.2	38.5
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$162.1	$32.1	$194.2	$152.5	$30.3	$182.8
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three months ended March 31, 2023 and 2022.
TABLE 50: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Provision for Credit Losses	—	0.3	0.1	(0.2)	—	(0.2)	—
Balance at End of Period	$1.9	$3.9	$4.1	$1.3	$0.1	$4.7	$16.0
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$—	$0.1	$4.8	$11.2
Provision for Credit Losses	0.2	1.5	1.6	—	—	0.1	3.4
Balance at End of Period	$1.6	$3.4	$4.6	$—	$0.1	$4.9	$14.6

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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.0 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 51: ACCRUED INTEREST

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Loans	$210.8	$203.1
Debt Securities
Held to Maturity	66.0	63.2
Available for Sale	136.5	147.1
Other Financial Assets	59.0	43.8
Total	$472.3	$457.2
The amount of accrued interest reversed through interest income for loans was immaterial for the three months ended March 31, 2023 and 2022, and there was no accrued interest reversed through interest income related to any other financial assets for the three months ended March 31, 2023 and 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 7 – Pledged and Restricted Assets
Pledged Assets. For our liquidity management strategy, we may pledge loans and/or securities to various financial market utilities to allow for client payment, clearing and settlement processing as part of our custody services. We may pledge loans or securities to Central Banks, Federal Home Loan Bank (FHLB) of Chicago and third parties for various purposes, for example: securing public and trust deposits, repurchase agreements and borrowings and derivative settlements.
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 52: TYPE OF PLEDGED ASSETS

(In Billions)	MARCH 31, 2023	DECEMBER 31, 2022
Debt Securities(1)	$32.7	$31.4
Loans(2)	11.9	11.8
Total Pledged Assets	$44.6	$43.2
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
Collateral required for these purposes totaled $13.3 billion and $8.7 billion at March 31, 2023 and December 31, 2022, respectively.
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 53: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022	MARCH 31, 2023	DECEMBER 31, 2022
Debt Securities
Available for Sale	$365.0	$464.7	$69.4	$34.7
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $365.0 million and $464.7 million of the pledged collateral as of March 31, 2023 and December 31, 2022, respectively.
Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 54: ACCEPTED COLLATERAL

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Collateral that may be repledged or sold
Reverse repurchase agreements (1)	$22,878.6	$12,119.4
Derivative contracts	5.3	5.0
Collateral that may not be repledged or sold
Reverse repurchase agreements	300.0	450.0
Total Collateral Accepted(2)	$23,183.9	$12,574.4
(1) The fair value of securities collateral that was repledged or sold totaled $22.2 billion and $11.5 billion at March 31, 2023 and December 31, 2022, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of March 31, 2023 and December 31, 2022, these balances totaled $529.1 million and $330.4 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At March 31, 2023 and December 31, 2022, Northern Trust held cash of $569.6 million and $574.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for both the three months ended March 31, 2023 and March 31, 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the three months ended March 31, 2023, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 55: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2022	$611.0	$80.3	$691.3
Foreign Exchange Rates	3.8	—	3.8
Balance at March 31, 2023	$614.8	$80.3	$695.1
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2023 and December 31, 2022 were as follows.
TABLE 56: OTHER INTANGIBLE ASSETS

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$131.2	$197.9
Less: Accumulated Amortization	54.7	120.3
Net Book Value	$76.5	$77.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.3 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. Amortization for the remainder of 2023 and for the years 2024, 2025, 2026, and 2027 is estimated to be $7.0 million, $9.2 million, $8.6 million, $8.3 million, and $8.0 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of March 31, 2023 and December 31, 2022 were as follows.
TABLE 57: CAPITALIZED SOFTWARE

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$3,600.0	$3,479.3
Less: Accumulated Amortization	1,636.5	1,517.4
Net Book Value	$1,963.5	$1,961.9
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $121.3 million and $101.5 million for the three months ended March 31, 2023 and 2022, respectively.
Note 9 – Reporting Segments
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
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three months ended March 31, 2023 and 2022.
TABLE 58: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$603.0	$662.4	$460.6	$506.0	$—	$—	$—	$—	$1,063.6	$1,168.4
Foreign Exchange Trading Income	54.9	77.4	(1.9)	3.5	—	—	—	—	53.0	80.9
Other Noninterest Income	63.2	61.1	34.3	31.8	(0.7)	(4.5)	—	—	96.8	88.4
Total Noninterest Income	721.1	800.9	493.0	541.3	(0.7)	(4.5)	—	—	1,213.4	1,337.7
Net Interest Income	312.1	190.1	232.3	197.6	—	—	(13.2)	(6.7)	531.2	381.0
Revenue	1,033.2	991.0	725.3	738.9	(0.7)	(4.5)	(13.2)	(6.7)	1,744.6	1,718.7
Provision for Credit Losses	(2.9)	8.4	17.9	(6.4)	—	—	—	—	15.0	2.0
Noninterest Expense	801.0	757.9	469.2	445.1	15.4	2.9	—	—	1,285.6	1,205.9
Income before Income Taxes	235.1	224.7	238.2	300.2	(16.1)	(7.4)	(13.2)	(6.7)	444.0	510.8
Provision for Income Taxes	60.5	51.8	66.1	78.3	(4.0)	(1.9)	(13.2)	(6.7)	109.4	121.5
Net Income	$174.6	$172.9	$172.1	$221.9	$(12.1)	$(5.5)	$—	$—	$334.6	$389.3
Percentage of Consolidated Net Income	52%	44%	52%	57%	(4)%	(1)%	N/A	N/A	100%	100%
Average Assets	$111,215.3	$125,234.9	$36,844.6	$36,908.1	$—	$—	N/A	N/A	$148,059.9	$162,143.0
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on net income.

Note 10 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of March 31, 2023, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of March 31, 2023, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of March 31, 2023 and December 31, 2022 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate, as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On January 18, 2023, the Corporation declared a cash dividend of $2,300 per share of Series D Preferred Stock payable on April 1, 2023, to stockholders of record as of March 15, 2023.
Series E Preferred Stock. As of March 31, 2023, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of March 31, 2023 and December 31, 2022 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).

Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On January 18, 2023, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on April 1, 2023, to stockholders of record as of March 15, 2023.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three months ended March 31, 2023, the Corporation repurchased 1,050,227 shares of common stock, at a total cost of $100.9 million ($96.04 average price per share), including 326,811 shares withheld to satisfy tax withholding obligations related to share-based compensation. For the three months ended March 31, 2022, the Corporation repurchased 295,410 shares of common stock, at a total cost of $33.8 million ($114.58 average price per share), all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at March 31, 2023 and 2022, and changes during the three months then ended.
TABLE 59: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	180.2	(0.1)	22.7	0.2	203.0
Balance at March 31, 2023	$(1,187.4)	$1.1	$187.3	$(367.2)	$(1,366.2)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	THREE MONTHS ENDED MARCH 31, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(868.4)	(1.4)	(7.9)	6.3	(871.4)
Balance at March 31, 2022	$(761.3)	$(3.8)	$147.3	$(289.2)	$(907.0)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 60: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,	2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$229.3	$(60.3)	$169.0	$(1,171.5)	$301.4	$(870.1)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	21.9	(5.5)	16.4	2.3	(0.6)	1.7
Net (Gains) Losses on Debt Securities(2)	(6.9)	1.7	(5.2)	—	—	—
Net Change	$244.3	$(64.1)	$180.2	$(1,169.2)	$300.8	$(868.4)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$0.5	$(0.1)	$0.4	$(3.6)	$0.9	$(2.7)
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(0.6)	0.1	(0.5)	1.7	(0.4)	1.3
Net Change	$(0.1)	$—	$(0.1)	$(1.9)	$0.5	$(1.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$46.8	$0.2	$47.0	$(50.3)	$(1.8)	$(52.1)
Net Investment Hedge Gains (Losses)	(32.5)	8.2	(24.3)	59.4	(15.2)	44.2
Net Change	$14.3	$8.4	$22.7	$9.1	$(17.0)	$(7.9)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(1.1)	$0.1	$(1.0)	$0.8	$(0.6)	$0.2
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	1.6	(0.4)	1.2	7.6	(1.9)	5.7
Amortization of Prior Service Cost (Credit)	—	—	—	(0.3)	0.1	(0.2)
Settlement Loss	—	—	—	0.7	(0.1)	0.6
Net Change	$0.5	$(0.3)	$0.2	$8.8	$(2.5)	$6.3
Total Net Change	$259.0	$(56.0)	$203.0	$(1,153.2)	$281.8	$(871.4)

(1) The before-tax reclassification adjustment is related to the unrealized gains (losses) amortization on AFS debt securities that were transferred to HTM debt securities during the second quarter of 2021 and third quarter of 2022. Refer to Note 4—Securities for further information.
(2) The net gains (losses) on AFS debt securities before-tax reclassification adjustment is recorded in Investment Security Gains (Losses), net on the consolidated statements of income. Refer to Note 4—Securities for further information.
(3)    See Note 21—Derivative Financial Instruments for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit before-tax reclassification adjustment is recorded in Employee Benefits expense on the consolidated statements of income.
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 61: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED MARCH 31,
($ In Millions Except Per Common Share Information)	2023	2022
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	208,186,841	208,024,962
Net Income	$334.6	$389.3
Less: Dividends on Preferred Stock	16.2	16.2
Net Income Applicable to Common Stock	318.4	373.1
Less: Earnings Allocated to Participating Securities	3.2	3.1
Earnings Allocated to Common Shares Outstanding	315.2	370.0
Basic Net Income Per Common Share	$1.51	$1.78
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	208,186,841	208,024,962
Plus: Dilutive Effect of Share-based Compensation	543,548	784,171
Average Common and Potential Common Shares	208,730,389	208,809,133
Earnings Allocated to Common and Potential Common Shares	$315.2	$370.0
Diluted Net Income Per Common Share	1.51	1.77
Note:    For the three months ended March 31, 2023 and 2022, there were no common stock equivalents excluded in the computation of diluted net income per share.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 13 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to Asset Servicing clients. Investment Management and Advisory income contains revenue received from providing asset management and related services to Wealth Management and Asset Servicing clients and to Northern Trust sponsored funds. Securities Lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with Asset Servicing clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to Asset Servicing and Wealth Management clients.
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
The following table presents revenues disaggregated by major revenue source.
TABLE 62: REVENUE DISAGGREGATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$441.6	$484.0
Investment Management and Advisory	540.5	603.2
Securities Lending	19.1	18.9
Other	62.4	62.3
Total Trust, Investment and Other Servicing Fees	$1,063.6	$1,168.4
Other Noninterest Income
Foreign Exchange Trading Income	$53.0	$80.9
Treasury Management Fees	8.4	11.1
Security Commissions and Trading Income	34.7	36.2
Other Operating Income	46.8	41.1
Investment Security Gains (Losses), net	6.9	—
Total Other Noninterest Income	$149.8	$169.3
Total Noninterest Income	$1,213.4	$1,337.7
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended March 31, 2023, revenue from contracts with clients

Notes to Consolidated Financial Statements (unaudited) (continued)
also includes $29.9 million of the $34.7 million total Security Commissions and Trading Income and $9.1 million of the $46.8 million total Other Operating Income.
For the three months ended March 31, 2022, revenue from contracts with clients also includes $31.6 million of the $36.2 million total Security Commissions and Trading Income and $9.7 million of the $41.1 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at March 31, 2023 and December 31, 2022.
TABLE 63: CLIENT RECEIVABLES

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Trust Fees Receivable, net(1)	$895.9	$882.5
Other	50.5	55.4
Total Client Receivables	$946.4	$937.9
(1) Trust Fees Receivable is net of a $14.2 million and $13.5 million fee receivable allowance as of March 31, 2023 and December 31, 2022, respectively.
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 64: NET INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Interest Income
Federal Reserve and Other Central Bank Deposits	$377.0	$17.6
Interest-Bearing Due from and Deposits with Banks(1)	28.2	2.6
Federal Funds Sold	0.2	—
Securities Purchased under Agreements to Resell	125.9	0.9
Securities — Taxable	337.8	169.0
— Nontaxable(2)	0.3	0.4
Loans and Leases	578.2	191.2
Other Interest-Earning Assets(3)	7.8	1.8
Total Interest Income	$1,455.4	$383.5
Interest Expense
Deposits	$564.6	$(15.9)
Federal Funds Purchased	40.1	—
Securities Sold Under Agreements to Repurchase	116.1	0.3
Other Borrowings	135.0	3.1
Senior Notes	39.2	9.6
Long-Term Debt	29.2	5.4
Total Interest Expense	$924.2	$2.5
Net Interest Income	$531.2	$381.0
(1)    Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2) Non-taxable Securities represent securities that are exempt from U.S. federal income taxes.
(3) Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank and Federal Reserve stock, and money market investments which are classified in Other Assets on the consolidated balance sheets.
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 65: OTHER OPERATING INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Loan Service Fees	$18.7	$16.7
Banking Service Fees	12.2	12.7
Bank Owned Life Insurance	16.7	11.8
Other Income(1)	(0.8)	(0.1)
Total Other Operating Income	$46.8	$41.1
(1)    Other Income includes the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 66: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2023	2022
Business Promotion	$16.2	$10.8
Staff Related	7.8	2.9
FDIC Insurance Premiums	6.2	5.8
Charitable Contributions	3.2	2.5
Other Expenses	52.2	57.7
Total Other Operating Expense	$85.6	$79.7
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three months ended March 31, 2023 and 2022.
TABLE 67: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Service Cost	$11.5	$13.2
Interest Cost	13.5	10.3
Expected Return on Plan Assets	(25.3)	(20.2)
Amortization
Net Actuarial Loss	0.4	5.7
Prior Service Cost (Credit)	—	(0.1)
Net Periodic Pension Expense	$0.1	$8.9

NON-U.S. PENSION PLANS	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Service Cost	$0.3	$0.4
Interest Cost	1.2	0.7
Expected Return on Plan Assets	(1.5)	(0.7)
Amortization
Net Actuarial Loss (Gain)	(0.1)	0.2
Net Periodic Pension Expense (Benefit)	$(0.1)	$0.6
Settlement Expense	—	0.7
Total Pension Expense (Benefit)	$(0.1)	$1.3

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Service Cost	$1.2	$1.4
Interest Cost	1.3	1.0
Amortization
Net Actuarial Loss	1.3	1.8
Net Periodic Pension Expense	$3.8	$4.2

The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the three months ended March 31, 2023 and 2022, and $16.5 million and $20.7 million of contributions to the U.S. Non-Qualified Plan during the three months ended March 31, 2023 and 2022, respectively.

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
The Corporation granted 1,029,713 stock units awards with a total grant-date fair value of $95.9 million during the three months ended March 31, 2023, compared to 936,837 stock units awards with a total grant-date fair value of $106.0 million during the three months ended March 31, 2022. Compensation expense for the three months ended March 31, 2023 included $31.4 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $32.6 million in the prior-year quarter.
The Corporation granted 219,314 performance stock units with a total grant-date fair value of $20.6 million during the three months ended March 31, 2023, compared to 211,906 performance stock units with a total grant-date fair value of $24.1 million during the three months ended March 31, 2022. Compensation expense for the three months ended March 31, 2023 included $14.2 million attributable to performance stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $16.2 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2023 and 2022 included $4.2 million and $5.7 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2023 and 2022.
TABLE 68: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2023	2022
Restricted Stock Unit Awards	$50.3	$52.6
Performance Stock Units	14.1	17.4
Total Share-Based Compensation Expense	64.4	70.0
Tax Benefits Recognized	$16.2	$17.6
Note 19 – Variable Interest Entities
Northern Trust is involved with various entities in the normal course of business that are deemed to be variable interest entities (VIEs). VIEs are defined within GAAP as entities which either (1) lack sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support, (2) have equity investors that lack attributes typical of an equity investor, such as the ability to make significant decisions through voting rights affecting the entity’s operations, or the obligation to absorb expected losses or the right to receive residual returns of the entity, or (3) are structured with voting rights that are disproportionate to the equity investor’s obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of the equity investment at risk with disproportionately few voting rights. Investors that finance a VIE through debt or equity interests are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity’s economic performance and, through its variable interest, the obligation to absorb losses or the right to receive returns that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.
Tax credit structures. Northern Trust holds tax-advantaged investments in unconsolidated entities that own and operate affordable housing and other community development projects. These entities, which are limited partnerships and similar entities, are primarily VIEs and are designed to generate a return primarily through the realization of tax credits and other tax benefits, such as tax deductions from operating losses of the investments. Northern Trust invests as a limited partner/investor member and lacks both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the entities. Northern Trust is not required to consolidate these entities as it does not have a controlling financial interest and thus is not the primary beneficiary.
Northern Trust’s maximum exposure to loss as a result of its involvement with these entities is limited to the carrying amounts of its investments, including any undrawn commitments. Northern Trust’s funding requirements are limited to its invested

Notes to Consolidated Financial Statements (unaudited) (continued)
capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of these entities.
Northern Trust’s investments in these unconsolidated entities and related unfunded commitments are reported in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets.
TABLE 69: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	MARCH 31, 2023	DECEMBER 31, 2022
Investment Carrying Amount
Affordable Housing	$651.1	$635.9
Other Community Development	263.7	268.4
Total Investment Carrying Amount(1)	$914.8	$904.3

Unfunded Commitments
Affordable Housing	$220.1	$218.9
Other Community Development	—	—
Total Unfunded Commitments(2)	$220.1	$218.9
(1)    As of March 31, 2023 and December 31, 2022, $879.0 million and $867.2 million are VIEs, respectively.
(2) As of March 31, 2023 and December 31, 2022, $213.0 million and $210.1 million relate to undrawn commitments on VIEs, respectively.

Tax credits and other tax benefits attributable to unconsolidated tax credit structures totaled $28.3 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $2.0 million and $50.7 million of money market fund fees for the three months ended March 31, 2023 and 2022, respectively, related to certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2023, Northern Trust had $21.5 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments. As of December 31, 2022, Northern Trust had $19.9 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 20 – Commitments and Contingent Liabilities
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of March 31, 2023 and December 31, 2022.
TABLE 70: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	MARCH 31, 2023			DECEMBER 31, 2022
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$13,088.4	$18,000.8	$31,089.2	$13,639.2	$17,321.4	$30,960.6
Standby Letters of Credit and Financial Guarantees(2)(3)	30,651.0	496.6	31,147.6	17,553.0	409.9	17,962.9
Commercial Letters of Credit	23.2	1.2	24.4	25.4	1.3	26.7
Securities Lent with Indemnification	146,033.2	—	146,033.2	130,311.0	—	130,311.0
Unsettled Reverse Repurchase Agreements	4,803.4	—	4,803.4	496.8	—	496.8
Total Off-Balance Sheet Financial Instruments	$194,599.2	$18,498.6	$213,097.8	$162,025.4	$17,732.6	$179,758.0
(1) These amounts exclude $237.1 million and $266.6 million of commitments participated to others at March 31, 2023 and December 31, 2022, respectively.
(2) These amounts include $32.7 million and $35.1 million of standby letters of credit secured by cash deposits or participated to others as of March 31, 2023 and December 31, 2022, respectively.
(3) These amounts include a $29.4 billion and $16.3 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of March 31, 2023 and December 31, 2022, respectively. Northern Trust became a sponsored member during the third quarter of 2021.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2023 and December 31, 2022 subject to indemnification was $146.0 billion and $130.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2023 or December 31, 2022, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of March 31, 2023 and December 31, 2022, there were $4.8 billion and $496.8 million unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sponsored Member Program. Northern Trust is an approved Government Securities Division (GSD) netting and sponsoring member in the FICC sponsored member program, through which Northern Trust submits eligible repurchase and reverse repurchase transactions in U.S. government securities between Northern Trust and its sponsored member clients for novation and clearing. Northern Trust may sponsor clients to clear their eligible repurchase transactions with the FICC. As a sponsoring member, Northern Trust guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC GSD’s rules. To mitigate Northern Trust’s credit exposure under this guarantee, Northern Trust obtains a security interest in its sponsored member clients’ collateral. See Note 23—Offsetting of Assets and Liabilities for additional information on Northern Trust’s repurchase and reverse repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At March 31, 2023 and December 31, 2022, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2023, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
In September 2018, Visa reached a proposed class settlement agreement covering damage claims but not injunctive relief claims regarding the covered litigation. In December 2019, the district court granted final approval for the proposed class settlement agreement. In March 2023, the Second Circuit Court of Appeals affirmed the district court’s approval of the class settlement agreement. Certain merchants have opted out of the class settlement and are pursuing claims separately, while other merchants have appealed the approval order granted by the district court. The ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of March 31, 2023 and December 31, 2022.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table shows the notional and fair values of all derivative financial instruments as of March 31, 2023 and December 31, 2022.
TABLE 71: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	MARCH 31, 2023			DECEMBER 31, 2022
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,111.0	$58.1	$35.8	$4,622.0	$58.5	$32.7
Foreign Exchange Contracts
Cash Flow Hedges	95.3	4.3	2.8	150.9	7.4	5.7
Net Investment Hedges	3,697.5	27.2	0.8	3,765.0	283.5	12.7
Total Derivatives Designated as Hedging under GAAP	$7,903.8	$89.6	$39.4	$8,537.9	$349.4	$51.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$48.1	$0.1	$0.2	$55.9	$0.1	$0.1
Other Financial Derivatives(3)	777.1	0.4	35.9	717.7	0.3	34.8
Total Non-Designated Risk Management Derivatives	$825.2	$0.5	$36.1	$773.6	$0.4	$34.9
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$307,557.0	$2,283.4	$2,268.2	$288,994.6	$3,219.1	$3,169.0
Interest Rate Contracts	12,251.2	218.1	334.1	12,378.2	163.5	399.1
Total Client-Related and Trading Derivatives	$319,808.2	$2,501.5	$2,602.3	$301,372.8	$3,382.6	$3,568.1
Total Derivatives Not Designated as Hedging under GAAP	$320,633.4	$2,502.0	$2,638.4	$302,146.4	$3,383.0	$3,603.0
Total Gross Derivatives	$328,537.2	$2,591.6	$2,677.8	$310,684.3	$3,732.4	$3,654.1
Less: Netting(4)		1,807.6	1,525.6		2,810.7	1,865.9
Total Derivative Financial Instruments		$784.0	$1,152.2		$921.7	$1,788.2
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
(4)    See further detail in Note 23—Offsetting of Assets and Liabilities.
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three month periods ended March 31, 2023 and 2022. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

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
There were no material gains or losses reclassified into earnings during the three month periods ended March 31, 2023 and 2022, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $1.6 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. As of March 31, 2023, 5 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three month periods ended March 31, 2023 and 2022.
TABLE 72: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED MARCH 31,	2023	2022	2023	2022	2023	2022
Total amounts on the consolidated statements of income	$1,455.4	$383.5	$924.2	$2.5	$46.8	$41.1
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(18.5)	39.2	49.1	(155.9)	—	—
Recognized on hedged items	18.5	(39.2)	(49.1)	155.9	—	—
Amounts related to interest settlements on derivatives	12.3	(8.9)	(18.4)	1.2	—	—
Total gains (losses) recognized on fair value hedges	$12.3	$(8.9)	$(18.4)	$1.2	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$—	$0.6	$—	$—	$0.6	$(2.3)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$—	$0.6	$—	$—	$0.6	$(2.3)

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of March 31, 2023 and December 31, 2022.
TABLE 73: HEDGED ITEMS IN FAIR VALUE HEDGES

	MARCH 31, 2023		DECEMBER 31, 2022
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$1,328.4	$(36.0)	$1,820.8	$(60.2)
Senior Notes and Long-Term Subordinated Debt	2,498.8	(244.9)	2,746.2	(294.0)
(1)    The cumulative hedge accounting basis adjustment includes $1.5 million related to discontinued hedging relationships of AFS debt securities as of March 31, 2023. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of March 31, 2023.
(2)    The cumulative hedge accounting basis adjustment includes $7.3 million related to discontinued hedging relationships of AFS debt securities as of December 31, 2022. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2022.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $32.5 million and gains of $59.4 million were recognized in AOCI related to foreign exchange contracts for the three months ended March 31, 2023 and 2022, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2023 and 2022 for derivative instruments not designated as hedges under GAAP.
TABLE 74: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED MARCH 31,
		2023	2022
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$0.7	$2.7
Other Financial Derivatives(1)	Other Operating Income	(8.8)	(4.5)
Gains (Losses) from non-designated risk management derivatives		$(8.1)	$(1.8)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$53.0	$80.9
Interest Rate Contracts	Security Commissions and Trading Income	2.5	1.0
Gains from client-related and trading derivatives		$55.5	$81.9
Total gains from derivatives not designated as hedging under GAAP		$47.4	$80.1
(1)    This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.
Note 22 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the FICC is the counterparty. Refer to Note 20—Commitments and Contingent Liabilities.
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2023 and December 31, 2022
TABLE 75: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	MARCH 31, 2023	DECEMBER 31, 2022
($ In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$362.9	$567.2
Total Borrowings	362.9	567.2
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	362.9	567.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
TABLE 76: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	MARCH 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,955.0	$1,601.1	$353.9	$5.3	$348.6
Interest Rate Swaps OTC	276.2	206.5	69.7	—	69.7
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivative	0.4	—	0.4	—	0.4
Total Derivatives Subject to a Master Netting Arrangement	2,231.6	1,807.6	424.0	5.3	418.7
Total Derivatives Not Subject to a Master Netting Arrangement	360.0	—	360.0	—	360.0
Total Derivatives	2,591.6	1,807.6	784.0	5.3	778.7
Securities Purchased under Agreements to Resell(2)	$23,032.4	$21,975.0	$1,057.4	$1,057.4	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,928.9	$2,666.4	$262.5	$5.0	$257.5
Interest Rate Swaps OTC	217.6	144.3	73.3	—	73.3
Interest Rate Swaps Exchange Cleared	4.4	—	4.4	—	4.4
Other Financial Derivative	0.3	—	0.3	—	0.3
Total Derivatives Subject to a Master Netting Arrangement	3,151.2	2,810.7	340.5	5.0	335.5
Total Derivatives Not Subject to a Master Netting Arrangement	581.2	—	581.2	—	581.2
Total Derivatives	3,732.4	2,810.7	921.7	5.0	916.7
Securities Purchased under Agreements to Resell(2)	$12,494.2	$11,423.9	$1,070.3	$1,070.3	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $9.6 billion and $8.9 billion as of March 31, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
TABLE 77: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	MARCH 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,657.2	$1,499.5	$157.7	$—	$157.7
Interest Rate Swaps OTC	369.9	11.8	358.1	—	358.1
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	35.9	14.3	21.6	—	21.6
Total Derivatives Subject to a Master Netting Arrangement	2,063.0	1,525.6	537.4	—	537.4
Total Derivatives Not Subject to a Master Netting Arrangement	614.8	—	614.8	—	614.8
Total Derivatives	2,677.8	1,525.6	1,152.2	—	1,152.2
Securities Sold under Agreements to Repurchase(2)	$22,337.9	$21,975.0	$362.9	$362.9	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,082.3	$1,826.7	$255.6	$—	$255.6
Interest Rate Swaps OTC	426.5	5.9	420.6	—	420.6
Interest Rate Swaps Exchange Cleared	5.3	—	5.3	—	5.3
Other Financial Derivatives	34.8	33.3	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,548.9	1,865.9	683.0	—	683.0
Total Derivatives Not Subject to a Master Netting Arrangement	1,105.2	—	1,105.2	—	1,105.2
Total Derivatives	3,654.1	1,865.9	1,788.2	—	1,788.2
Securities Sold under Agreements to Repurchase(2)	$11,991.1	$11,423.9	$567.2	$567.2	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.6 billion and $3.2 billion as of March 31, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to offset receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. Northern Trust’s repurchase agreements and reverse repurchase agreements, other than those in which the counterparty is the FICC, do not meet the requirements to net under GAAP.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $204.2 million and $21.7 million, respectively, as of March 31, 2023, and $131.8 million and $26.3 million, respectively, as of December 31, 2022, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $159.8 million and $190.9 million at March 31, 2023 and December 31, 2022, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $95.6 million and $55.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2023 and December 31, 2022, of $64.2 million and $135.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of March 31, 2023, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2023, the Corporation’s disclosure controls and procedures are effective.
There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information presented under the caption “Legal Proceedings” in Note 20—Commitments and Contingent Liabilities included under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2023.
TABLE 78: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1 - 31, 2023	235,905	$95.26	235,905	24,764,095
February 1 - 28, 2023	487,511	97.49	487,511	24,276,584
March 1 - 31, 2023	—	—	—	24,276,584
Total (First Quarter)	723,416	$96.76	723,416	24,276,584
On October 19, 2021, the Corporation announced a share repurchase program under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. Please refer to Note 10—Stockholders’ Equity to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of 2023 Performance Stock Unit Award Terms and Conditions

10.2	Form of 2023 Stock Unit Award Terms and Conditions

10.3
Amendment Number One, dated December 28, 2022 and effective January 1, 2023, to the Northern Trust Corporation Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2(i) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.4
Amendment Number Three, dated December 28, 2022 and effective January 1, 2023, to the Northern Trust Corporation Supplemental Thrift-Incentive Plan (incorporated herein by reference to Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.5
Amendment Number One, dated December 28, 2022 and effective January 1, 2023, to the Northern Trust Corporation Supplemental Pension Plan (incorporated herein by reference to Exhibit 10.4(i) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	May 2, 2023	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 2, 2023	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)