Form 10-Q
period 2023-06-30
NORTHERN TRUST CORP
filed 2023-07-25
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2023, 207,004,181 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	35
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders’ Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
Item 4: Controls and Procedures	83

Part II – Other Information
Item 1: Legal Proceedings	84
Item 1A: Risk Factors	84
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3: Defaults Upon Senior Securities	84
Item 4: Mine Safety Disclosures	84
Item 5: Other Information	84
Item 6: Exhibits	85

Signatures	86
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2023	2022	% CHANGE(1)	2023	2022	% CHANGE(1)
Noninterest Income	$1,245.6	$1,310.0	(5)%	$2,459.0	$2,647.7	(7)%
Net Interest Income	511.5	458.7	12	1,042.7	839.7	24
Total Revenue	1,757.1	1,768.7	(1)	3,501.7	3,487.4	—
(Release of) Provision for Credit Losses	(15.5)	4.5	N/M	(0.5)	6.5	N/M
Noninterest Expense	1,331.9	1,223.6	9	2,617.5	2,429.5	8
Income before Income Taxes	440.7	540.6	(18)	884.7	1,051.4	(16)
Provision for Income Taxes	108.9	144.4	(25)	218.3	265.9	(18)
Net Income	$331.8	$396.2	(16)%	$666.4	$785.5	(15)%

PER COMMON SHARE
Net Income — Basic	$1.56	$1.86	(16)%	$3.07	$3.64	(16)%
— Diluted	1.56	1.86	(16)	3.07	3.63	(16)
Cash Dividends Declared Per Common Share	0.75	0.70	7	1.50	1.40	7
Book Value — End of Period (EOP)	51.94	48.87	6	51.94	48.87	6
Market Price — EOP	74.14	96.48	(23)	74.14	96.48	(23)

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2023	DECEMBER 31, 2022	% CHANGE(1)
End of Period:
Total Assets	$156,752.5	$155,036.7	1%
Earning Assets	145,042.1	142,484.7	2
Deposits	113,203.6	123,932.1	(9)
Stockholders’ Equity	11,635.7	11,259.5	3

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2023	2022	% CHANGE(1)	2023	2022	% CHANGE(1)
Average Balances:
Total Assets	$145,899.6	$154,084.1	(5)%	$146,973.8	$158,091.3	(7)%
Earning Assets	134,116.4	139,901.5	(4)	135,031.8	144,807.8	(7)
Deposits	105,598.7	129,393.8	(18)	108,874.0	133,921.8	(19)
Stockholders’ Equity	11,448.7	10,907.0	5	11,365.5	11,207.5	1

CLIENT ASSETS ($ In Billions)	JUNE 30, 2023	DECEMBER 31, 2022	% CHANGE(1)
Assets Under Custody/Administration(2)	$14,478.9	$13,604.0	6%
Assets Under Custody	11,284.8	10,604.6	6
Assets Under Management	1,365.8	1,249.5	9
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Financial Ratios:
Return on Average Common Equity	12.4%	15.7%	12.4%	14.9%
Return on Average Assets	0.91	1.03	0.91	1.00
Dividend Payout Ratio	48.1	37.6	48.9	38.6
Net Interest Margin(1)	1.57	1.35	1.60	1.19

	JUNE 30, 2023		DECEMBER 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.3%	13.0%	10.8%	11.5%	N/A	4.5%
Tier 1 Capital	12.3	14.1	11.8	12.5	6.0	6.0
Total Capital	14.4	16.3	13.9	14.5	10.0	8.0
Tier 1 Leverage	7.4	7.4	7.1	7.1	N/A	4.0
Supplementary Leverage	N/A	8.3	N/A	7.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.1%	14.3%	11.6%	12.4%	6.5%	4.5%
Tier 1 Capital	12.1	14.3	11.6	12.4	8.0	6.0
Total Capital	13.9	16.2	13.5	14.2	10.0	8.0
Tier 1 Leverage	7.4	7.4	6.9	6.9	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	7.7	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2023. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2022. Investors also should read the section entitled “Forward-Looking Statements.”
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
Overview of Financial Results
Net Income per diluted common share was $1.56 in the current quarter and $1.86 in the second quarter of 2022. Net Income decreased $64.4 million to $331.8 million in the current quarter from $396.2 million in the prior-year quarter. Annualized return on average common equity was 12.4% in the current quarter and 15.7% in the prior-year quarter. The annualized return on average assets was 0.91% in the current quarter as compared to 1.03% in the prior-year quarter. Reflected in Net Income were impacts from the changes in monetary policy implemented by the Federal Reserve Board to address inflation, which positively impacted Net Interest Income relative to the prior-year quarter. The impacts of a tight labor market are reflected in our Compensation expense. Inflationary pressures were also reflected in higher Equipment and Software expense.
Revenue decreased $11.6 million, or 1%, to $1.76 billion in the current quarter from $1.77 billion in the prior-year quarter.
Trust, Investment and Other Servicing Fees decreased $47.1 million, or 4%, from $1.14 billion in the prior-year quarter to $1.10 billion in the current quarter, primarily due to unfavorable lagged markets, asset outflows, and lower transaction volumes.
Other Noninterest Income decreased $17.3 million, or 10%, from $166.6 million in the prior-year quarter to $149.3 million in the current quarter, primarily reflecting lower Foreign Exchange Trading Income, partially offset by higher Other Operating Income.
Net Interest Income increased $52.8 million, or 12%, to $511.5 million in the current quarter as compared to $458.7 million in the prior-year quarter, primarily due to higher average interest rates, partially offset by lower average earning assets.
There was a $15.5 million release of credit reserves in the current quarter, as compared to a $4.5 million Provision for Credit Losses in the prior-year quarter. The current quarter release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, primarily driven by improved credit quality in certain commercial and institutional and certain commercial real estate (CRE) loans, partially offset by expectations for higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
Noninterest Expense increased $108.3 million, or 9%, from $1.22 billion in the prior-year quarter to $1.33 billion in the current quarter, primarily attributable to higher Compensation, Equipment and Software, and Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $108.9 million, representing an effective tax rate of 24.7%. The Provision for Income Taxes in the prior-year quarter totaled $144.4 million, representing an effective tax rate of 26.7%. The effective tax rate decreased compared to the prior-year quarter primarily due to a lower net tax impact from international operations.
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

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Northern Trust voluntarily waived $2.3 million of money market fund fees for the three months ended June 30, 2023 and $8.6 million of money market fund fees for the three months ended June 30, 2022.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$427.4	$433.8	$(6.4)	(1)%
Investment Management	134.1	148.4	(14.3)	(10)
Securities Lending	21.5	21.6	(0.1)	—
Other	38.2	38.9	(0.7)	(2)
Total Asset Servicing Trust, Investment and Other Servicing Fees	$621.2	$642.7	$(21.5)	(3)%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$166.0	$177.4	$(11.4)	(6)%
East	124.1	128.1	(4.0)	(3)
West	93.7	98.7	(5.0)	(5)
Global Family Office	91.3	96.5	(5.2)	(5)
Total Wealth Management Trust, Investment and Other Servicing Fees	$475.1	$500.7	$(25.6)	(5)%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,096.3	$1,143.4	$(47.1)	(4)%
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
Custody and Fund Administration fees decreased from the prior-year quarter, primarily due to unfavorable lagged markets.
Investment Management fees decreased from the prior-year quarter, primarily due to asset outflows and unfavorable lagged markets.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) decreased from the prior-year quarter, primarily due to unfavorable lagged markets and product-related asset outflows. Global Family Office fee income decreased from the prior-year quarter, primarily due to unfavorable lagged markets.
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2023	2022	CHANGE	2023	2022	CHANGE
S&P 500	4,205	4,112	2%	4,450	3,785	18%
MSCI EAFE (U.S. dollars)	2,121	2,001	6	2,132	1,846	15
MSCI EAFE (local currency)	1,337	1,253	7	1,357	1,188	14

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

TABLE 3: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2023	2022	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,092	2,111	(1)%
Barclays Capital Global Aggregate Bond Index	452	458	(1)
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	CHANGE Q2-23/Q1-23	CHANGE Q2-23/Q2-22
($ In Billions)
Asset Servicing	$13,483.5	$13,221.5	$12,812.2	2%	5%
Wealth Management	995.4	953.3	921.5	4	8
Total Assets Under Custody / Administration	$14,478.9	$14,174.8	$13,733.7	2%	5%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	CHANGE Q2-23/Q1-23	CHANGE Q2-23/Q2-22
($ In Billions)
Asset Servicing	$10,295.7	$10,065.6	$9,771.2	2%	5%
Wealth Management	989.1	947.6	913.0	4	8
Total Assets Under Custody	$11,284.8	$11,013.2	$10,684.2	2%	6%
Consolidated assets under custody increased from the prior quarter and from the prior-year quarter, primarily reflecting favorable markets and favorable currency translation, partially offset by asset outflows.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2023			MARCH 31, 2023			JUNE 30, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	46%	60%	47%	45%	58%	46%	44%	56%	45%
Fixed Income Securities	33	13	31	33	14	32	35	15	33
Cash and Other Assets	19	27	21	20	28	20	19	29	20
Securities Lending Collateral	2	—	1	2	—	2	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	CHANGE Q2-23/Q1-23	CHANGE Q2-23/Q2-22
Equities	$5,328.7	$5,091.1	$4,785.5	5%	11%
Fixed Income Securities	3,524.7	3,501.4	3,513.8	1	—
Cash and Other Assets	2,262.6	2,252.8	2,215.6	—	2
Securities Lending Collateral	168.8	167.9	169.3	1	—
Total Assets Under Custody	$11,284.8	$11,013.2	$10,684.2	2%	6%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	CHANGE Q2-23/Q1-23	CHANGE Q2-23/Q2-22
($ In Billions)
Asset Servicing	$989.8	$962.1	$950.0	3%	4%
Wealth Management	376.0	368.3	352.8	2	7
Total Assets Under Management	$1,365.8	$1,330.4	$1,302.8	3%	5%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Consolidated assets under management increased compared to the prior quarter, primarily reflecting the impact of favorable markets and net inflows, partially offset by unfavorable currency translation. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets, partially offset by product-related outflows.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2023			MARCH 31, 2023			JUNE 30, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	54%	55%	54%	54%	53%	54%	50%	52%	51%
Fixed Income Securities	11	21	14	11	22	14	12	23	15
Cash and Other Assets	18	24	20	18	25	19	20	25	21
Securities Lending Collateral	17	—	12	17	—	13	18	—	13
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	CHANGE Q2-23/Q1-23	CHANGE Q2-23/Q2-22
Equities	$740.5	$712.1	$664.1	4%	12%
Fixed Income Securities	188.7	187.6	194.9	1	(3)
Cash and Other Assets	267.8	262.8	274.5	2	(2)
Securities Lending Collateral	168.8	167.9	169.3	1	—
Total Assets Under Management	$1,365.8	$1,330.4	$1,302.8	3%	5%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	JUNE 30, 2023	MARCH 31, 2023	DECEMBER 31, 2022	SEPTEMBER 30, 2022	JUNE 30, 2022
Beginning Balance of AUM	$1,330.4	$1,249.5	$1,209.9	$1,302.8	$1,487.8
Inflows by Product
Equities	44.8	52.1	37.7	39.5	51.4
Fixed Income	11.2	14.4	11.6	12.3	11.8
Cash and Other Assets	551.3	276.7	121.9	128.9	186.5
Securities Lending Collateral	53.4	66.3	48.2	55.3	61.6
Total Inflows	660.7	409.5	219.4	236.0	311.3
Outflows by Product
Equities	(54.7)	(59.2)	(42.8)	(56.5)	(60.6)
Fixed Income	(10.2)	(16.6)	(12.7)	(12.4)	(14.8)
Cash and Other Assets	(529.7)	(264.0)	(128.5)	(152.2)	(220.3)
Securities Lending Collateral	(52.5)	(46.7)	(62.0)	(62.5)	(69.5)
Total Outflows	(647.1)	(386.5)	(246.0)	(283.6)	(365.2)
Net Inflows (Outflows)	13.6	23.0	(26.6)	(47.6)	(53.9)
Market Performance, Currency & Other
Market Performance & Other	27.7	52.4	55.9	(35.1)	(118.5)
Currency	(5.9)	5.5	10.3	(10.2)	(12.6)
Total Market Performance, Currency & Other	21.8	57.9	66.2	(45.3)	(131.1)
Ending Balance of AUM	$1,365.8	$1,330.4	$1,249.5	$1,209.9	$1,302.8

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Foreign Exchange Trading Income	$50.1	$77.6	$(27.5)	(35)%
Treasury Management Fees	7.9	10.6	(2.7)	(24)
Security Commissions and Trading Income	36.1	32.8	3.3	10
Other Operating Income	55.2	45.6	9.6	21
Investment Security Gains (Losses), net	—	—	—	N/M
Total Other Noninterest Income	$149.3	$166.6	$(17.3)	(10)%
N/M - Not meaningful
Foreign Exchange Trading Income decreased compared to the prior-year quarter primarily driven by lower client volumes and an unfavorable impact from foreign exchange swap activity.
Security Commissions and Trading Income increased primarily due to higher bond underwriting referral fees.
Other Operating Income increased compared to the prior-year quarter, primarily driven by higher income associated with a market value increase in supplemental compensation plans, higher non-trading foreign exchange income, and banking and credit-related services fees, partially offset by higher expenses related to existing swap agreements related to Visa Inc. Class B common shares. Please refer to Note 15—Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$398.9	$34,380.4	4.65%	$59.2	$36,691.1	0.65%
Interest-Bearing Due from and Deposits with Banks(1)	32.1	4,573.4	2.82	6.5	4,227.6	0.62
Federal Funds Sold	0.1	2.9	5.25	—	2.2	0.75
Securities Purchased under Agreements to Resell(2)	284.3	1,238.6	92.09	7.0	1,149.3	2.47
Debt Securities
Available for Sale	254.7	24,511.8	4.17	138.1	35,676.6	1.55
Held to Maturity	112.5	25,053.3	1.80	56.2	20,244.3	1.11
Trading Account	—	0.2	42.53	—	0.4	5.40
Total Debt Securities	367.2	49,565.3	2.97	194.3	55,921.3	1.39
Loans and Leases(3)	640.5	42,365.4	6.06	257.1	40,747.0	2.53
Other Interest-Earning Assets(4)	25.0	1,990.4	5.04	11.8	1,163.0	4.07
Total Interest-Earning Assets	1,748.1	134,116.4	5.23	535.9	139,901.5	1.54
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,842.5	—	—	2,559.1	—
Other Noninterest-Earning Assets	—	9,940.7	—	—	11,623.5	—
Total Assets	$—	$145,899.6	—%	$—	$154,084.1	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$152.8	$22,961.2	2.67%	$18.7	$30,967.5	0.24%
Savings Certificates and Other Time	32.0	3,036.1	4.23	1.1	792.3	0.58
Non-U.S. Offices — Interest-Bearing	448.7	62,046.3	2.90	3.4	63,900.7	0.02
Total Interest-Bearing Deposits	633.5	88,043.6	2.89	23.2	95,660.5	0.10
Federal Funds Purchased	87.6	7,070.0	4.97	2.8	922.8	1.22
Securities Sold under Agreements to Repurchase(2)	273.4	467.8	234.39	6.0	596.7	4.01
Other Borrowings(6)	156.5	12,132.6	5.17	8.4	4,186.7	0.80
Senior Notes	42.1	2,761.1	6.14	18.9	2,885.1	2.65
Long-Term Debt	30.4	2,069.7	5.89	6.8	1,096.4	2.47
Total Interest-Related Funds	1,223.5	112,544.8	4.36	66.1	105,348.2	0.25
Interest Rate Spread	—	—	0.87	—	—	1.29
Demand and Other Noninterest-Bearing Deposits	—	17,555.1	—	—	33,733.3	—
Other Noninterest-Bearing Liabilities	—	4,351.0	—	—	4,095.6	—
Stockholders’ Equity	—	11,448.7	—	—	10,907.0	—
Total Liabilities and Stockholders’ Equity	$—	$145,899.6	—%	$—	$154,084.1	—%
Net Interest Income/Margin (FTE Adjusted)	$524.6	$—	1.57%	$469.8	$—	1.35%
Net Interest Income/Margin (Unadjusted)	$511.5	$—	1.53%	$458.7	$—	1.31%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $21.3 billion and $2.8 billion for the three months ended June 30, 2023 and 2022, respectively. Excluding the impact of netting for the three months ended June 30, 2023 and 2022, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.06% and 0.72%, respectively. Excluding the impact of netting for the three months ended June 30, 2023 and 2022, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.04% and 0.70%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
(3)Average balances include nonaccrual loans.
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
(6)Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(7)Rate calculations are based on actual balances rather than the rounded amounts presented in the average consolidated balance sheets with analysis of Net Interest Income.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2023/2022
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(3.9)	$343.6	$339.7
Interest-Bearing Due from and Deposits with Banks	0.5	25.1	25.6
Federal Funds Sold	—	0.1	0.1
Securities Purchased under Agreements to Resell	0.6	276.7	277.3
Debt Securities
Available for Sale	(64.8)	181.4	116.6
Held to Maturity	15.6	40.7	56.3
Trading Account	—	—	—
Total Debt Securities	(49.2)	222.1	172.9
Loans and Leases	10.6	372.8	383.4
Other Interest-Earning Assets	9.9	3.3	13.2
Total Interest Income	$(31.5)	$1,243.7	$1,212.2

Interest-Bearing Deposits
Savings, Money Market and Other	$(38.9)	$173.0	$134.1
Savings Certificates and Other Time	9.5	21.4	30.9
Non-U.S. Offices - Interest-Bearing	(0.1)	445.4	445.3
Total Interest-Bearing Deposits	(29.5)	639.8	610.3
Federal Funds Purchased	58.0	26.8	84.8
Securities Sold under Agreements to Repurchase	(1.6)	269.0	267.4
Other Borrowings	38.3	109.8	148.1
Senior Notes	(0.8)	24.0	23.2
Long-Term Debt	9.3	14.3	23.6
Total Interest Expense	$73.7	$1,083.7	$1,157.4
Increase (Decrease) in Net Interest Income (FTE)	$(105.2)	$160.0	$54.8
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $13.1 million and $11.1 million for the three months ended June 30, 2023 and 2022, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to higher average interest rates, partially offset by lower average earning assets. Average earning assets decreased from the prior-year quarter, primarily due to lower client deposits, partially offset by increased short-term borrowing activity.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily due to higher average interest rates, partially offset by an unfavorable balance sheet mix shift.
Federal Reserve and Other Central Bank Deposits averaged $34.4 billion and decreased $2.3 billion, or 6%, from $36.7 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.6 billion and increased $0.4 billion, or 8%, from $4.2 billion in the prior-year quarter. Average Securities were $49.6 billion and decreased $6.3 billion, or 11%, from $55.9 billion in the prior-year quarter. Average Other Interest-Earning Assets include certain community development investments, Federal Home Loan Bank stock, collateral deposits with certain securities depositories and clearing houses, money market investments, and Federal Reserve stock of $902.5 million, $398.5 million, $355.2 million, $90.8 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $46.7 billion in the current quarter and $53.2 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $2.9 billion in the current quarter and $2.7 billion in the prior-year quarter.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Loans and Leases averaged $42.4 billion and increased $1.7 billion, or 4%, from $40.7 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional, commercial real estate, and residential real estate loans, partially offset by lower levels of non-U.S. and private client loans. Commercial and institutional loans averaged $12.9 billion and increased $670.2 million, or 5%, from $12.3 billion for the prior-year quarter. Commercial real estate loans averaged $4.9 billion and increased $620.5 million, or 14%, from $4.3 billion for the prior-year quarter. Residential real estate loans averaged $6.4 billion and increased $36.8 million, or 1%, from $6.3 billion for the prior-year quarter. Non-U.S. loans averaged $3.4 billion and decreased $475.1 million or 12%, from $3.8 billion for the prior-year quarter. Private client loans averaged $13.8 billion and decreased $61.8 million from $13.9 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $7.7 billion, or 8%, to an average of $88.0 billion in the current quarter from $95.7 billion in the prior-year quarter. Other Average Interest-Related Funds increased $14.8 billion, or 153%, to an average of $24.5 billion in the current quarter from $9.7 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 70% and 67% of total average Interest-Bearing Deposits for the three months ended June 30, 2023 and 2022, respectively.
Provision for Credit Losses
There was a $15.5 million release of credit reserves in the current quarter, as compared to a $4.5 million Provision for Credit Losses in the prior-year quarter. The release of credit reserves in the current quarter was primarily due to a decrease in the reserve evaluated on a collective basis, primarily driven by improved credit quality in certain commercial and institutional and certain CRE loans, partially offset by expectations for higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The Provision for Credit Losses in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis, partially offset by recoveries in the prior-year quarter. The increase in the collective basis reserve was primarily driven by market conditions and a higher risk of recession at the time as compared to the previous period, partially offset by improvements in credit quality mainly within the CRE and commercial and institutional portfolios.
Net charge-offs in the current quarter were de minimis, reflecting $0.8 million of recoveries and $0.8 million of charge-offs. The prior-year quarter included $5.5 million of net recoveries, reflecting $5.5 million of recoveries and de minimis charge-offs. Nonaccrual assets of $47.4 million decreased $42.4 million, or 47%, from $89.8 million at the end of the prior-year quarter.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Compensation	$604.5	$546.5	$58.0	11%
Employee Benefits	101.4	119.6	(18.2)	(15)
Outside Services	230.9	213.1	17.8	8
Equipment and Software	229.3	203.5	25.8	13
Occupancy	53.8	51.0	2.8	6
Other Operating Expense	112.0	89.9	22.1	25
Total Noninterest Expense	$1,331.9	$1,223.6	$108.3	9%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to $36.7 million of severance-related charges and higher salaries, partially offset by lower incentives.
Employee Benefits expense decreased compared to the prior-year quarter primarily due to a U.S. Qualified Plan pension settlement charge of $20.3 million in the prior-year quarter.
Outside Services expense increased compared to the prior-year quarter primarily due to higher technical services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher amortization as well as higher software costs driven by continued technology investments.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Other Operating Expense increased compared to the prior-year quarter primarily due to a $25.6 million charge related to the write-off of an investment in a client capability.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2023 was $108.9 million, representing an effective tax rate of 24.7%, compared to $144.4 million in the prior-year quarter, representing an effective tax rate of 26.7%.
The effective tax rate decreased compared to the prior-year quarter primarily due to a lower net tax impact from international operations.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share decreased in the current period to $3.07 from $3.63 in the comparable prior-year period. Net Income decreased $119.1 million, or 15%, to $666.4 million in the current period from $785.5 million in the prior-year period. Annualized return on average common equity was 12.4% in the current period and 14.9% in the prior-year period. The annualized return on average assets was 0.91% in the current period compared to 1.00% in the prior-year period.
Revenue for the six months ended June 30, 2023 increased $14.3 million from $3.49 billion in the prior-year period to $3.50 billion in the current period.
Trust, Investment and Other Servicing Fees decreased $151.9 million, or 7%, from $2.31 billion in the prior-year period to $2.16 billion in the current period, primarily driven by unfavorable lagged markets, asset outflows, and unfavorable currency translation, partially offset by lower money market fund fee waivers.
Other Noninterest Income decreased $36.8 million, or 11% from $335.9 million in the prior-year period to $299.1 million in the current period, primarily driven by lower Foreign Exchange Trading Income, partially offset by higher Other Operating Income.
Net Interest Income increased $203.0 million, or 24%, to $1.04 billion in the current period from $839.7 million in the prior-year period, primarily due to higher average interest rates, partially offset by lower average earning assets.
There was a $0.5 million release of credit reserves in the current period, as compared to a $6.5 million Provision for Credit Losses in the prior-year period. The release of credit reserves was primarily due to a decrease in the collective basis reserve, driven by improvements in credit quality within the commercial and institutional portfolio, partially offset by growth in the size and duration of the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
Noninterest Expense increased $188.0 million, or 8%, from $2.43 billion in the prior-year period to $2.62 billion in the current period, primarily attributable to higher Compensation and Equipment and Software expense.
The Provision for Income Taxes for the six months ended June 30, 2023 totaled $218.3 million, representing an effective tax rate of 24.7%. The Provision for Income Taxes for the six months ended June 30, 2022 totaled $265.9 million, representing an effective tax rate of 25.3%. The effective tax rate decreased compared to the prior-year period primarily due to a decrease in pretax earnings and a higher level of tax benefits from tax-credit investments and tax-exempt income, partially offset by lower tax benefits from share-based compensation.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees
Northern Trust voluntarily waived $4.3 million of money market fund fees for the six months ended June 30, 2023 as compared to $59.3 million for the six months ended June 30, 2022.
The components of Trust, Investment and Other Servicing Fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$841.0	$886.5	$(45.5)	(5)%
Investment Management	260.3	295.3	(35.0)	(12)
Securities Lending	40.6	40.4	0.2	1
Other	82.3	82.9	(0.6)	(1)
Total Asset Servicing Trust, Investment and Other Servicing Fees	$1,224.2	$1,305.1	$(80.9)	(6)%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$329.6	$359.1	$(29.5)	(8)%
East	243.9	262.1	(18.2)	(7)
West	184.9	200.1	(15.2)	(8)
Global Family Office	177.3	185.4	(8.1)	(4)
Total Wealth Management Trust, Investment and Other Servicing Fees	$935.7	$1,006.7	$(71.0)	(7)%
Total Consolidated Trust, Investment and Other Servicing Fees	$2,159.9	$2,311.8	$(151.9)	(7)%
Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, decreased primarily driven by unfavorable lagged markets. Investment Management fees decreased primarily due to asset outflows and unfavorable lagged markets, partially offset by lower money market fund fee waivers.
Wealth Management
Fee income in the regions (Central, East and West) decreased primarily due to unfavorable lagged markets and product-related asset outflows, partially offset by lower money market fund fee waivers. Global Family Office fee income decreased primarily due to unfavorable lagged markets, partially offset by lower money market fund fee waivers.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income

The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Foreign Exchange Trading Income	$103.1	$158.5	$(55.4)	(35)%
Treasury Management Fees	16.3	21.7	(5.4)	(25)
Security Commissions and Trading Income	70.8	69.0	1.8	3
Other Operating Income	102.0	86.7	15.3	18
Investment Security Gains (Losses), net	6.9	—	6.9	N/M
Total Other Noninterest Income	$299.1	$335.9	$(36.8)	(11)%
N/M - Not meaningful
Foreign Exchange Trading Income decreased from the prior-year period, primarily due to lower client volumes and an unfavorable impact from foreign exchange swap activity.
Treasury Management Fees decreased from the prior-year period, primarily due to an increase in the earnings credit rate applied to client balances.
Other Operating Income increased from the prior-year period, primarily driven by higher income associated with a market value increase in supplemental compensation plans, increased income related to a bank-owned life insurance program, higher non-trading foreign exchange income, and increased income from banking and credit-related services fees, partially offset by higher expenses related to existing swap agreements related to Visa Inc. Class B common shares. Please refer to Note 15—Other Operating Income to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for further detail.
Investment Security Gains (Losses), net included a $6.9 million gain upon sale of certain available for sale debt securities in the current-year period. Please refer to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited) for additional details related to the sale of available for sale debt securities.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$775.9	$35,504.9	4.41%	$76.8	$40,921.8	0.38%
Interest-Bearing Due from and Deposits with Banks(1)	60.3	4,387.1	2.77	9.1	4,305.4	0.43
Federal Funds Sold	0.3	11.2	4.85	—	1.5	0.67
Securities Purchased under Agreements to Resell(2)	410.2	1,142.9	72.38	7.9	921.7	1.74
Debt Securities
Available for Sale	489.4	24,769.8	3.98	258.6	36,581.4	1.43
Held to Maturity	216.3	25,216.8	1.72	105.5	20,773.3	1.02
Trading Account	—	0.7	12.45	—	0.6	8.59
Total Debt Securities	705.7	49,987.3	2.85	364.1	57,355.3	1.28
Loans and Leases(3)	1,220.0	42,163.5	5.83	448.8	40,149.0	2.25
Other Interest-Earning Assets(4)	44.3	1,834.9	4.87	19.4	1,153.1	3.39
Total Interest-Earning Assets	3,216.7	135,031.8	4.80	926.1	144,807.8	1.29
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,819.3	—	—	2,304.4	—
Other Noninterest-Earning Assets	—	10,122.7	—	—	10,979.1	—
Total Assets	$—	$146,973.8	—%	$—	$158,091.3	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$310.8	$25,103.0	2.50%	$22.0	$31,644.6	0.14%
Savings Certificates and Other Time	53.6	2,700.0	4.00	2.2	817.1	0.54
Non-U.S. Offices — Interest-Bearing	833.7	62,227.7	2.70	(16.9)	66,038.3	(0.05)
Total Interest-Bearing Deposits	1,198.1	90,030.7	2.68	7.3	98,500.0	0.01
Federal Funds Purchased	127.7	5,371.4	4.79	2.8	464.0	1.22
Securities Sold under Agreements to Repurchase(2)	389.5	407.8	192.58	6.3	426.1	2.97
Other Borrowings(6)	291.5	11,730.6	5.01	11.5	3,940.2	0.59
Senior Notes	81.3	2,754.6	5.97	28.5	2,664.9	2.17
Long-Term Debt	59.6	2,068.0	5.81	12.2	1,112.3	2.20
Total Interest-Related Funds	2,147.7	112,363.1	3.85	68.6	107,107.5	0.13
Interest Rate Spread	—	—	0.95	—	—	1.16
Demand and Other Noninterest-Bearing Deposits	—	18,843.3	—	—	35,421.8	—
Other Noninterest-Bearing Liabilities	—	4,401.9	—	—	4,354.5	—
Stockholders’ Equity	—	11,365.5	—	—	11,207.5	—
Total Liabilities and Stockholders’ Equity	$—	$146,973.8	—%	$—	$158,091.3	—%
Net Interest Income/Margin (FTE Adjusted)	$1,069.0	$—	1.60%	$857.5	$—	1.19%
Net Interest Income/Margin (Unadjusted)	$1,042.7	$—	1.56%	$839.7	$—	1.17%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $15.7 billion and $2.0 billion for the six months ended June 30, 2023 and 2022, respectively. Excluding the impact of netting for the six months ended June 30, 2023 and 2022, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 4.92% and 0.55%, respectively. Excluding the impact of netting for the six months ended June 30, 2023 and 2022, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.88% and 0.53%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
(3)Average balances include nonaccrual loans.
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
(6)Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(7)Rate calculations are based on actual balances rather than the rounded amounts presented in the average consolidated balance sheets with analysis of Net Interest Income.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2023/2022
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(55.8)	$754.9	$699.1
Interest-Bearing Due from and Deposits with Banks	0.2	51.0	51.2
Federal Funds Sold	—	0.3	0.3
Securities Purchased under Agreements to Resell	2.4	399.9	402.3
Debt Securities
Available For Sale	(80.9)	311.7	230.8
Held To Maturity	26.5	84.3	110.8
Trading Account	—	—	—
Total Debt Securities	(54.4)	396.0	341.6
Loans and Leases	19.3	751.9	771.2
Other Interest-Earning Assets	14.4	10.5	24.9
Total Interest Income	$(73.9)	$2,364.5	$2,290.6

Interest-Bearing Deposits
Savings, Money Market and Other	$(10.4)	$299.2	$288.8
Savings Certificates and Other Time	8.5	42.9	51.4
Non-U.S. Offices - Interest-Bearing	(6.0)	856.6	850.6
Total Interest-Bearing Deposits	(7.9)	1,198.7	1,190.8
Federal Funds Purchased	97.8	27.1	124.9
Securities Sold under Agreements to Repurchase	(0.3)	383.5	383.2
Other Borrowings	58.5	221.5	280.0
Senior Notes	1.0	51.8	52.8
Long-Term Debt	16.3	31.1	47.4
Total Interest Expense	$165.4	$1,913.7	$2,079.1
(Decrease) Increase in Net Interest Income (FTE)	$(239.3)	$450.8	$211.5
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $26.3 million and $17.8 million for the six months ended June 30, 2023 and 2022, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, increased from the prior-year period, primarily due to higher average interest rates, partially offset by lower average earning assets. Average earning assets decreased from the prior-year period, primarily due to lower client deposits, partially offset by increased short-term borrowing activity.
The net interest margin on an FTE basis increased from the prior-year period, primarily due to higher average interest rates, partially offset by unfavorable balance sheet mix shift.
Federal Reserve and Other Central Bank Deposits averaged $35.5 billion and decreased $5.4 billion, or 13%, from $40.9 billion in the prior-year period. Average Securities were $50.0 billion and decreased $7.4 billion, or 13%, from $57.4 billion in the prior-year period and include certain community development investments, Federal Home Loan Bank stock, collateral deposits with certain securities depositories and clearing houses, money market investments, and Federal Reserve stock of $901.9 million, $375.9 million, $266.6 million, $76.6 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $47.0 billion in the current period and $54.8 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.0 billion in the current period and $2.6 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $4.4 billion in the current period and $4.3 billion in the prior-year period.
Loans and leases averaged $42.2 billion and increased $2.1 billion, or 5%, from $40.1 billion in the prior-year period, primarily reflecting higher levels of commercial and institutional, commercial real estate, residential real estate, and non-U.S. loans, partially offset by lower levels of private client loans. Commercial and institutional loans averaged $12.7 billion and increased $705.3 million, or 6%, from $12.0 billion for the prior-year period. Commercial real estate loans averaged $4.9 billion and

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

increased $605.3 million, or 14%, from $4.3 billion for the prior-year period. Residential real estate loans averaged $6.4 billion and increased $135.6 million, or 2%, from $6.3 billion for the prior-year period. Non-U.S. loans averaged $3.5 billion and increased $97.6 million or 3% from $3.4 billion for the prior-year period. Private client loans averaged $13.8 billion and decreased $122.0 million, or 1%, from $14.0 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $8.5 billion, or 9%, to an average of $90.0 billion in the current period from $98.5 billion in the prior-year period. Other Average Interest-Related Funds increased $13.7 billion, or 159%, to an average of $22.3 billion in the current period from $8.6 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current period was driven by higher interest rates. Average non-U.S. offices interest-bearing deposits comprised 69% and 67% of total average interest-bearing deposits for the six months ended June 30, 2023 and 2022, respectively.
Provision for Credit Losses
There was a $0.5 million release of credit reserves for the six months ended June 30, 2023, as compared to a $6.5 million provision in the prior-year period. The release of credit reserves was primarily due to a decrease in the collective basis reserve, driven by improvements in credit quality within the commercial and institutional portfolio, partially offset by growth in the size and duration of the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The provision in the prior-year period was primarily due to an increase in the reserve evaluated on a collective basis and an increase in the reserve evaluated on an individual basis for two commercial borrowers, partially offset by net recoveries during the prior-year period. The increase in the collective basis reserve was primarily driven by market conditions at the time and a higher risk of recession as compared to the previous period, partially offset by improvements in credit quality mainly within the commercial real estate and commercial and institutional portfolios.
Net charge-offs in the current-year period totaled $2.9 million resulting from $4.8 million of charge-offs and $1.9 million of recoveries, compared to net recoveries of $8.7 million in the prior-year period resulting from $0.1 million of charge-offs and $8.8 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	CHANGE
Compensation	$1,199.7	$1,110.4	$89.3	8%
Employee Benefits	202.4	223.9	(21.5)	(10)
Outside Services	441.7	426.5	15.2	4
Equipment and Software	461.0	397.0	64.0	16
Occupancy	115.1	102.1	13.0	13
Other Operating Expense	197.6	169.6	28.0	17
Total Noninterest Expense	$2,617.5	$2,429.5	$188.0	8%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to higher salary expense and $36.7 million of severance-related charges, partially offset by lower incentives.
Employee Benefits expense decreased compared to the prior-year period, primarily due to a U.S. Qualified Plan pension settlement charge of $20.3 million in the prior-year period.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher technical services, partially offset by lower subcustodian expense and third-party advisory fees.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher amortization as well as higher software costs driven by continued technology investments.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Occupancy expense increased compared to the prior-year period, primarily due to a $9.8 million charge during the first quarter related to early lease exits.
Other Operating Expense increased compared to the prior-year period, primarily due to a $25.6 million charge related to the write-off of an investment in a client capability.
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2023 was $218.3 million, representing an effective tax rate of 24.7%, compared to $265.9 million for the six months ended June 30, 2022, representing an effective tax rate of 25.3%.
The effective tax rate decreased compared to the prior-year period primarily due to a decrease in pretax earnings and a higher level of tax benefits from tax-credit investments and tax-exempt income, partially offset by lower tax benefits from share-based compensation.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2023 and 2022.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$621.2	$642.8	$475.1	$500.6	$—	$—	$—	$—	$1,096.3	$1,143.4
Foreign Exchange Trading Income (Loss)	52.0	74.8	(1.9)	2.8	—	—	—	—	50.1	77.6
Other Noninterest Income	69.7	61.8	40.4	32.8	(10.9)	(5.6)	—	—	99.2	89.0
Total Noninterest Income	742.9	779.4	513.6	536.2	(10.9)	(5.6)	—	—	1,245.6	1,310.0
Net Interest Income	309.3	255.1	215.3	214.7	—	—	(13.1)	(11.1)	511.5	458.7
Revenue	1,052.2	1,034.5	728.9	750.9	(10.9)	(5.6)	(13.1)	(11.1)	1,757.1	1,768.7
(Release of) Provision for Credit Losses	(3.5)	0.5	(12.0)	4.0	—	—	—	—	(15.5)	4.5
Noninterest Expense	849.4	751.1	476.3	439.1	6.2	33.4	—	—	1,331.9	1,223.6
Income before Income Taxes	206.3	282.9	264.6	307.8	(17.1)	(39.0)	(13.1)	(11.1)	440.7	540.6
Provision for Income Taxes	52.6	74.5	73.7	90.7	(4.3)	(9.7)	(13.1)	(11.1)	108.9	144.4
Net Income	$153.7	$208.4	$190.9	$217.1	$(12.8)	$(29.3)	$—	$—	$331.8	$396.2
Percentage of Consolidated Net Income	46%	53%	58%	54%	(4)%	(7)%	N/A	N/A	100%	100%
Average Assets	$111,029.9	$117,047.6	$34,869.7	$37,036.5	$—	$—	N/A	N/A	$145,899.6	$154,084.1

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,224.2	$1,305.2	$935.7	$1,006.6	$—	$—	$—	$—	$2,159.9	$2,311.8
Foreign Exchange Trading Income (Loss)	106.9	152.2	(3.8)	6.3	—	—	—	—	103.1	158.5
Other Noninterest Income	132.9	122.9	74.7	64.6	(11.6)	(10.1)	—	—	196.0	177.4
Total Noninterest Income	1,464.0	1,580.3	1,006.6	1,077.5	(11.6)	(10.1)	—	—	2,459.0	2,647.7
Net Interest Income	621.4	445.2	447.6	412.3	—	—	(26.3)	(17.8)	1,042.7	839.7
Revenue	2,085.4	2,025.5	1,454.2	1,489.8	(11.6)	(10.1)	(26.3)	(17.8)	3,501.7	3,487.4
(Release of) Provision for Credit Losses	(6.4)	8.9	5.9	(2.4)	—	—	—	—	(0.5)	6.5
Noninterest Expense	1,650.4	1,509.0	945.5	884.2	21.6	36.3	—	—	2,617.5	2,429.5
Income before Income Taxes	441.4	507.6	502.8	608.0	(33.2)	(46.4)	(26.3)	(17.8)	884.7	1,051.4
Provision for Income Taxes	113.1	126.3	139.8	169.0	(8.3)	(11.6)	(26.3)	(17.8)	218.3	265.9
Net Income	$328.3	$381.3	$363.0	$439.0	$(24.9)	$(34.8)	$—	$—	$666.4	$785.5
Percentage of Consolidated Net Income	49%	49%	55%	55%	(4)%	(4)%	N/A	N/A	100%	100%
Average Assets	$111,143.6	$121,114.2	$35,830.2	$36,977.1	$—	$—	N/A	N/A	$146,973.8	$158,091.3
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.
Asset Servicing
Asset Servicing Net Income
For the quarter ended June 30, 2023, Net Income decreased $54.7 million, or 26%, from the prior-year quarter, primarily reflecting higher Noninterest Expense, partially offset by higher Net Interest Income.
For the six months ended June 30, 2023, Net Income, decreased $53.0 million, or 14%, from the prior-year period, primarily reflecting higher Noninterest Expense and lower Trust, Investment and Other Servicing Fees, partially offset by higher Net Interest Income.

REPORTING SEGMENTS (continued)
Asset Servicing (continued)
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the three and six months ended June 30, 2023, Foreign Exchange Trading Income decreased $22.8 million, or 30%, from the prior-year quarter and decreased $45.3 million, or 30%, from the prior-year period, primarily driven by lower client volumes and an unfavorable impact from foreign exchange swap activity.
Asset Servicing Other Noninterest Income
For the quarter ended June 30, 2023, Other Noninterest Income increased $7.9 million, or 13%, from the prior-year quarter, primarily due to higher Other Operating Income.
For the six months ended June 30, 2023, Other Noninterest Income increased $10.0 million, or 8%, from the prior-year period, primarily due to higher allocations, including in Other Operating Income.
Asset Servicing Net Interest Income
For the quarter ended June 30, 2023, Net Interest Income stated on an FTE basis increased $54.2 million, or 21%, from the prior-year quarter. For the six months ended June 30, 2023, Net Interest Income stated on an FTE basis increased $176.2 million, or 40%, from the prior-year period. The increase for the three and six months ended June 30, 2023 primarily reflected higher average interest rates.
Average earning assets decreased $4.0 billion, or 4%, to $101.8 billion in the current quarter from $105.8 billion in the prior-year quarter and decreased $8.3 billion, or 8%, to $101.9 billion for the six months ended June 30, 2023 from $110.2 billion in the prior-year period. Average earning assets decreased in Asset Servicing for the three and six months ended June 30, 2023 primarily due to lower client deposits, partially offset by increased short-term borrowing activity.
Asset Servicing Provision for Credit Losses
For the three and six months ended June 30, 2023, there was a $3.5 million and a $6.4 million release of credit reserves, respectively, compared to a $0.5 million and a $8.9 million Provision for Credit Losses for the three and six months ended June 30, 2022, respectively.
The release of credit reserves for the three and six months ended June 30, 2023 was primarily due to a decrease in the reserve evaluated on a collective basis, primarily driven by improved credit quality of certain commercial and institutional loans. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar characteristics.
Asset Servicing Noninterest Expense
For the three and six months ended June 30, 2023, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $98.3 million, or 13%, from the prior-year quarter and increased $141.4 million, or 9%, from the prior-year period, primarily due to higher expense allocations, Compensation, Other Operating Expense, and Outside Services.
Wealth Management
Wealth Management Net Income
For the quarter ended June 30, 2023, Net Income decreased $26.2 million, or 12%, from the prior-year quarter primarily due to higher Noninterest Expense and lower Trust, Investment and Other Servicing Fees, partially offset by a lower Provision for Income Taxes and a release of credit reserves compared to a Provision for Credit Losses in the prior-year quarter.
For the six months ended June 30, 2023, Net Income decreased $76.0 million, or 17%, from the prior-year period, primarily reflecting lower Trust, Investment and Other Servicing Fees and higher Noninterest Expense, partially offset by higher Net Interest Income and a lower Provision for Income Taxes.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended June 30, 2023, Other Noninterest Income increased $7.6 million, or 23%, from the prior-year quarter primarily due to higher Other Operating Income.
For the six months ended June 30, 2023, Other Noninterest Income increased $10.1 million, or 16%, from the prior-year period, primarily due to higher income allocations and Other Operating Income.

REPORTING SEGMENTS (continued)
Wealth Management (continued)
Wealth Management Net Interest Income
For the quarter ended June 30, 2023, Net Interest Income stated on an FTE basis increased $0.6 million from the prior-year quarter. For the six months ended June 30, 2023, Net Interest Income stated on an FTE basis increased $35.3 million, or 9%, from the prior-year period. The increase for the three and six months ended June 30, 2023, primarily reflected higher average interest rates.
Average earning assets decreased $1.8 billion, or 5%, to $32.3 billion in the current quarter from $34.1 billion in the prior-year quarter and decreased $1.4 billion, or 4%, to $33.2 billion for the six months ended June 30, 2023 from $34.6 billion in the prior-year period. Average earning assets decreased in Wealth Management for the three and six months ended June 30, 2023 primarily due to lower client deposits, partially offset by higher average lending activity.
Wealth Management Provision for Credit Losses
For the three and six months ended June 30, 2023, there was a $12.0 million release of credit reserves and a $5.9 million Provision for Credit Losses, respectively, compared to a $4.0 million Provision for Credit Losses and a $2.4 million release of credit reserves for the three and six months ended June 30, 2022, respectively.

The release of credit reserves for the three months ended June 30, 2023 reflected a decrease in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The decrease in the collective basis reserve was primarily due to improved credit quality in certain commercial and institutional and certain CRE loans, partially offset by expectations of higher economic stress in the CRE market, particularly office CRE.

The Provision for Credit Losses for the six months ended June 30, 2023 was primarily due to an increase in the reserve evaluated on a collective basis, primarily due to growth in the size and duration of the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE, partially offset by improved credit quality for certain commercial and institutional and certain CRE loans.
Wealth Management Noninterest Expense
For the quarter ended June 30, 2023, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $37.2 million, or 8%, from the prior-year quarter, primarily reflecting higher expense allocations and Other Operating Expense. For the six months ended June 30, 2023, Noninterest Expense increased $61.3 million, or 7%, from the prior-year period, primarily reflecting higher expense allocations, Compensation, and Other Operating Expense.
Other
Other—Noninterest Income
For the quarter ended June 30, 2023, Other Noninterest Income decreased $5.3 million, or 95%, primarily due to higher expenses for existing swap agreements related to Visa Inc. Class B common shares.
Other—Noninterest Expense
For the quarter ended June 30, 2023, Other Noninterest Expense decreased $27.2 million, or 81%, primarily due to a $20.3 million pension settlement charge in the prior-year quarter.
For the six months ended June 30, 2023, Other Noninterest Expense decreased $14.7 million, or 40%, from the prior-year period, primarily due to a $20.3 million pension settlement charge in the prior-year period and other miscellaneous expense in the prior-year period, partially offset by higher non-allocated occupancy expense primarily arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2023	DECEMBER 31, 2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$42.7	$40.0	$2.7	7%
Interest-Bearing Due from and Deposits with Banks(1)	4.6	4.9	(0.3)	(6)
Securities Purchased under Agreements to Resell	1.2	1.1	0.1	15
Total Debt Securities	50.3	51.8	(1.5)	(3)
Loans	43.5	42.9	0.6	2
Other Interest-Earning Assets(2)	2.7	1.8	0.9	52
Total Earning Assets	145.0	142.5	2.5	2
Total Assets	156.8	155.0	1.8	1
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	91.9	98.6	(6.7)	(7)
Demand and Other Noninterest-Bearing Deposits	21.3	25.3	(4.0)	(16)
Federal Funds Purchased	9.3	1.9	7.4	N/M
Securities Sold under Agreements to Repurchase	1.0	0.6	0.4	74
Other Borrowings(3)	12.4	7.6	4.8	63
Total Stockholders’ Equity	11.6	11.3	0.3	3
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
N/M - Not meaningful
TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2023	2022	CHANGE		2023	2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$34.4	$36.7	$(2.3)	(6)%	$35.5	$40.9	$(5.4)	(13)%
Interest-Bearing Due from and Deposits with Banks(1)	4.6	4.2	0.4	8	4.4	4.3	0.1	2
Securities Purchased under Agreements to Resell	1.2	1.1	0.1	8	1.1	0.9	0.2	24
Total Debt Securities	49.6	55.9	(6.3)	(11)	50.0	57.4	(7.4)	(13)
Loans and Leases	42.4	40.8	1.6	4	42.2	40.2	2.0	5
Other Interest-Earning Assets(2)	1.9	1.2	0.7	71	1.8	1.1	0.7	59
Total Earning Assets	134.1	139.9	(5.8)	(4)	135.0	144.8	(9.8)	(7)
Total Assets	145.9	154.1	(8.2)	(5)	147.0	158.1	(11.1)	(7)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	88.0	95.7	(7.7)	(8)	90.0	98.5	(8.5)	(9)
Demand and Other Noninterest-Bearing Deposits	17.6	33.7	(16.1)	(48)	18.8	35.4	(16.6)	(47)
Federal Funds Purchased	7.1	0.9	6.2	N/M	5.4	0.5	4.9	N/M
Securities Sold under Agreements to Repurchase	0.5	0.6	(0.1)	(22)	0.4	0.4	—	(4)
Other Borrowings(3)	12.1	4.2	7.9	190	11.7	3.9	7.8	198
Total Stockholders’ Equity	11.4	10.9	0.5	5	11.4	11.2	0.2	1
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
N/M - Not meaningful
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets decreased from the prior-year quarter and prior-year period, primarily due to lower client deposits, partially offset by higher short-term borrowing activity.
Select Earning Assets. Average securities decreased from the prior-year quarter and prior-year period, reflecting the impact of repositioning and reinvesting in short-term securities that will mature usually in one year or less. For additional discussion

CONSOLIDATED BALANCE SHEETS (continued)
relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits and Demand and Other Noninterest-Bearing Deposits decreased from the prior-year quarter and prior-year period as clients migrated into higher yielding products.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. The increase in average Other Borrowings from the prior-year quarter and prior-year period was primarily due to borrowings executed to manage regulatory liquidity ratios and as part of an overall net interest income strategy, based on the spread earned on these borrowings.
Stockholders’ Equity. The increase in average Stockholders’ Equity for the current quarter was primarily due to higher Retained Earnings. The increase in average Stockholders’ Equity for the current-year period was primarily attributable to higher Retained Earnings, partially offset by changes in Accumulated Other Comprehensive Loss relative to the prior-year period.
During the three and six months ended June 30, 2023, the Corporation declared cash dividends totaling $157.8 million and $316.4 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively. During the three and six months ended June 30, 2022, the Corporation declared cash dividends totaling $148.0 million and $295.8 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively.
For the three and six months ended June 30, 2023, the Corporation repurchased 1,361,828 and 2,412,055 shares of common stock, respectively, at a total cost of $99.3 million ($72.91 average price per share) and $200.2 million ($82.98 average price per share), respectively, including 14,596 and 341,407 shares, respectively, withheld to satisfy tax withholding obligations related to share-based compensation.
For the three and six months ended June 30, 2022, the Corporation repurchased 2,844 and 298,254 shares of common stock, respectively, at a total cost of $0.3 million ($110.36 average price per share) and $34.1 million ($114.54 average price per share), respectively, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security. The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,843.9	$—	$—	$—	$—	$2,843.9
Obligations of States and Political Subdivisions	88.4	200.8	—	—	—	289.2
Government Sponsored Agency	11,349.0	—	—	—	—	11,349.0
Non-U.S. Government	251.5	—	—	—	—	251.5
Corporate Debt	89.9	114.3	239.1	—	17.6	460.9
Covered Bonds	319.8	—	21.2	—	—	341.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,203.0	447.2	267.8	—	—	2,918.0
Other Asset-Backed	4,909.6	—	—	—	—	4,909.6
Commercial Mortgage-Backed	901.3	—	—	—	—	901.3
Total	$22,956.4	$762.3	$528.1	$—	$17.6	$24,264.4
Percent of Total	95%	3%	2%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,747.4	$—	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	136.4	651.2	—	—	—	787.6
Government Sponsored Agency	11,545.2	—	—	—	—	11,545.2
Non-U.S. Government	360.0	—	—	—	—	360.0
Corporate Debt	302.5	462.6	938.7	19.6	24.2	1,747.6
Covered Bonds	367.0	—	21.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,816.3	451.5	211.6	—	—	2,479.4
Other Asset-Backed	5,256.2	—	—	—	—	5,256.2
Commercial Mortgage-Backed	1,387.8	—	—	—	—	1,387.8
Total	$23,918.8	$1,565.3	$1,172.0	$19.6	$24.2	$26,699.9
Percent of Total	90%	6%	4%	—%	—%	100%
As of both June 30, 2023 and December 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$932.1	$1,640.9	$—	$—	$—	$2,573.0
Government Sponsored Agency	9,354.2	—	—	—	—	9,354.2
Non-U.S. Government	1,249.5	886.3	1,522.4	329.1	—	3,987.3
Corporate Debt	2.2	308.7	359.0	—	—	669.9
Covered Bonds	2,278.7	—	—	—	—	2,278.7
Certificates of Deposit	555.0	—	—	—	33.2	588.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,322.0	1,292.9	29.8	1.1	—	5,645.8
Other Asset-Backed	288.0	—	—	—	—	288.0
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	64.1	—	—	—	519.5	583.6
Total	$19,083.4	$4,128.8	$1,911.2	$330.2	$552.7	$26,006.3
Percent of Total	74%	16%	7%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
As of both June 30, 2023 and December 31, 2022, the 2% of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $3.2 billion at both June 30, 2023 and December 31, 2022. Net unrealized losses as of both June 30, 2023 and December 31, 2022 were comprised of $9.1 million and $3.2 billion of

ASSET QUALITY (continued)
Securities Portfolio (continued)
gross unrealized gains and losses, respectively. $931.3 million of the $3.2 billion gross unrealized losses relate to AFS debt securities as of June 30, 2023, and $1.1 billion of the $3.2 billion gross unrealized losses relate to AFS debt securities as of December 31, 2022.
As of June 30, 2023, the $24.3 billion AFS debt securities portfolio had unrealized losses of $311.3 million, $226.2 million, and $142.6 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $26.7 billion AFS debt securities portfolio had unrealized losses of $351.6 million, $288.1 million, and $157.6 million related to government sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which were primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
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
As of June 30, 2023, the $26.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $491.8 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had an unrealized loss of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which were primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
TABLE 26: NONACCRUAL ASSETS

	JUNE 30, 2023			DECEMBER 31, 2022
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$16.4		35%	$17.4		38%
Commercial Real Estate	3.8		8	10.2		22
Total Commercial	$20.2		43%	$27.6		60%
Personal
Private Client	$2.0		4%	$—		—%
Residential Real Estate	24.9		53	18.3		40
Total Personal	$26.9		57%	$18.3		40%
Total Nonaccrual Loans	47.1			45.9
Other Real Estate Owned	0.3			—
Total Nonaccrual Assets	$47.4			$45.9
90 Day Past Due Loans Still Accruing	$15.2			$54.2
Nonaccrual Loans to Total Loans	0.11%			0.11%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	3.2	x		3.1	x
Nonaccrual assets of $47.4 million as of June 30, 2023 increased slightly from December 31, 2022, primarily due to the addition of six new nonaccrual loans, partially offset by a commercial real estate upgrade and a commercial real estate charge-off. The six new nonaccrual loans were composed of three residential real estate, one commercial and institutional, one private client and one commercial real estate loan. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
As of June 30, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $152.5 million, $26.0 million, $16.7 million, and $1.0 million, respectively. As of December 31, 2022, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $144.3 million, $38.5 million, $16.0 million, and $0.8 million, respectively. There was a $1.3 million allowance for credit losses related to AFS debt securities as of both June 30, 2023 and December 31, 2022. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and six months ended June 30, 2023 and June 30, 2022 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	JUNE 30, 2023		DECEMBER 31, 2022
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$11.0	—%	$10.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	47.1	28	57.0	29
Commercial Real Estate	88.6	11	76.5	11
Non-U.S.	2.6	7	8.3	7
Other	—	5	0.3	3
Total Commercial	138.3	51	142.1	50
Personal
Private Client	10.4	32	11.2	33
Residential Real Estate	17.9	15	18.0	15
Non-U.S.	0.9	1	1.1	1
Other	—	1	—	1
Total Personal	29.2	49	30.3	50
Total Allowance Evaluated on a Collective Basis	$167.5		$172.4
Total Allowance for Credit Losses	$178.5		$182.8
Allowance Assigned to
Loans	$152.5		$144.3
Undrawn Commitments and Standby Letters of Credit	26.0		38.5
Total Allowance for Credit Losses	$178.5		$182.8
Allowance Assigned to Loans to Total Loans	0.35%		0.34%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 28: COMMERCIAL REAL ESTATE LOANS

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Commercial Mortgages
Apartment/ Multi-family	$1,531.1	$1,392.7
Office	1,023.6	1,054.0
Industrial/ Warehouse	609.6	596.2
Retail	607.0	572.2
Other	610.2	548.0
Total Commercial Mortgages	4,381.5	4,163.1
Construction, Acquisition and Development Loans	658.6	609.9
Total Commercial Real Estate Loans	$5,040.1	$4,773.0
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2023 and 2022.
TABLE 29: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(264.3)	$(863.9)
Investing activities	(431.4)	25,225.8
Financing activities	1,071.7	(22,060.4)
Effect of Foreign Currency Exchange Rates on Cash	(132.5)	(238.5)
Change in Cash and Due from Banks	$243.5	$2,063.0
Operating Activities
Net cash used in operating activities of $264.3 million for the six months ended June 30, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings and the impact of higher non-cash charges such as amortization and depreciation.
Net cash used in operating activities of $863.9 million for the six months ended June 30, 2022, was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings, the impact of higher non-cash charges such as amortization and depreciation, change in receivables and net changes in other operating activities.
Investing Activities
Net cash used in investing activities of $431.4 million for the six months ended June 30, 2023, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and other net investing activities, partially offset by net proceeds associated with AFS debt securities.
Net cash provided by investing activities of $25.2 billion for the six months ended June 30, 2022, was primarily attributable to decreased levels of Federal Reserve and other central bank deposits.
Financing Activities
Net cash provided by financing activities of $1.1 billion for the six months ended June 30, 2023, was primarily attributable to increased levels of federal funds purchased and short-term other borrowings, partially offset by the decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of savings, money market and other interest-bearing deposits, and demand and other noninterest-bearing deposits.
Net cash used in financing activities of $22.1 billion for the six months ended June 30, 2022, was primarily attributable to the decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of non-U.S. office noninterest-bearing and interest-bearing deposits as well as savings, money market and other interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2023, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
The results of the 2023 Dodd-Frank Act Stress Test (DFAST), published by the Federal Reserve Board on June 28, 2023, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle beginning on October 1, 2023 through September 30, 2024.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 30: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	JUNE 30, 2023		MARCH 31, 2023		JUNE 30, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.3%	13.0%	11.3%	11.7%	10.5%	11.6%	N/A	4.5%
Tier 1 Capital	12.3	14.1	12.3	12.7	11.5	12.7	6.0	6.0
Total Capital	14.4	16.3	14.4	14.7	12.6	13.7	10.0	8.0
Tier 1 Leverage	7.4	7.4	7.3	7.3	6.7	6.7	N/A	4.0
Supplementary Leverage	N/A	8.3	N/A	8.3	N/A	7.6	N/A	3.0

Capital Ratios — The Northern Trust Company	JUNE 30, 2023		MARCH 31, 2023		JUNE 30, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.1%	14.3%	12.3%	12.9%	11.0%	12.3%	6.5%	4.5%
Tier 1 Capital	12.1	14.3	12.3	12.9	11.0	12.3	8.0	6.0
Total Capital	13.9	16.2	14.2	14.6	11.9	13.1	10.0	8.0
Tier 1 Leverage	7.4	7.4	7.3	7.3	6.3	6.3	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	8.3	N/A	7.2	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In March 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023, although early adoption is permitted. Northern Trust is currently assessing the impacts of adoption of ASU 2023-02 on the consolidated financial condition and results of operations.
RISK MANAGEMENT
Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to the same stringent liquidity standards as Category I institutions. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, daily Liquidity Coverage Ratio and Net Stable Funding Ratio calculations to regulators.
We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 64% and 63% of total assets as of June 30, 2023 and December 31, 2022, respectively. 84% and 81% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of June 30, 2023 and December 31, 2022, respectively.
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
Northern Trust uses two primary measurement techniques to manage interest rate risk: Net Interest Income (NII) sensitivity and Market Value of Equity (MVE) sensitivity. NII sensitivity provides management with a short-term view of the impact of interest rate changes on NII. MVE sensitivity provides management with a long-term view of interest rate changes on MVE based on the period-end balance sheet. Higher interest rates may impact the fair value of AFS debt securities which in turn affects Accumulated Other Comprehensive Income (Loss), which can impact regulatory capital ratios.
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 basis point ramp downward movements in interest rates relative to forward rates as of June 30, 2023 and June 30, 2022. A 200 basis point ramp downward movement in interest rate relative to forward rate is also provided as of June 30, 2023. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates at the time and assumed interest rate floors as rates approach zero, the 200 basis point ramp downward movement in interest rate relative to forward rate as of June 30, 2022 would not provide meaningful results and is therefore not provided.
TABLE 31: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
($ In Millions)	JUNE 30, 2023	JUNE 30, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(40)	$60
200 Basis Points	(84)	110
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$37	$(7)
200 Basis Points	58	N/M
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 and 200 basis point shock down from current market implied forward rates at June 30, 2023 and December 31, 2022. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 32: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
($ In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(622)	$(472)
200 Basis Points	(1,294)	(965)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$686	$596
200 Basis Points	1,219	842
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
During the three months ended June 30, 2023, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
The following table presents the levels of total regulatory VaR and its subcomponents for GFX in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 33: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022	JUNE 30, 2023	MARCH 31, 2023	JUNE 30, 2022
High	$0.7	$0.3	$0.2	$0.7	$0.2	$0.2	$0.3	$0.3	$0.2
Low	0.1	0.1	0.1	—	—	—	—	0.1	—
Average	0.2	0.2	0.1	0.2	0.1	0.1	0.1	0.2	0.1
Quarter-End	0.3	0.2	0.1	0.4	0.2	0.1	0.2	0.1	0.1

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
TABLE 34: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	2023	2022
Net Interest Income
Interest Income - GAAP	$1,735.0	$524.8	$3,190.4	$908.3
Add: FTE Adjustment	13.1	11.1	26.3	17.8
Interest Income (FTE) - Non-GAAP	$1,748.1	$535.9	$3,216.7	$926.1

Net Interest Income - GAAP	$511.5	$458.7	$1,042.7	$839.7
Add: FTE Adjustment	13.1	11.1	26.3	17.8
Net Interest Income (FTE) - Non-GAAP	$524.6	$469.8	$1,069.0	$857.5

Net Interest Margin - GAAP	1.53%	1.31%	1.56%	1.17%
Net Interest Margin (FTE) - Non-GAAP	1.57%	1.35%	1.60%	1.19%

Total Revenue
Total Revenue - GAAP	$1,757.1	$1,768.7	$3,501.7	$3,487.4
Add: FTE Adjustment	13.1	11.1	26.3	17.8
Total Revenue (FTE) - Non-GAAP	$1,770.2	$1,779.8	$3,528.0	$3,505.2

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
•Federal Deposit Insurance Corporation (FDIC) assessments to recover losses to the Deposit Insurance Fund in connection with bank closures;
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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2023	DECEMBER 31, 2022

ASSETS
Cash and Due from Banks	$4,897.7	$4,654.2
Federal Reserve and Other Central Bank Deposits	42,727.7	40,030.4
Interest-Bearing Deposits with Banks	1,479.2	1,941.1
Federal Funds Sold	—	32.0
Securities Purchased under Agreements to Resell	1,228.9	1,070.3
Debt Securities
Available for Sale (Amortized cost of $25,188.4 and $27,760.0)	24,264.4	26,699.9
Held to Maturity (Fair value of $23,759.2 and $22,879.3)	26,006.3	25,036.1
Trading Account	0.1	95.2
Total Debt Securities	50,270.8	51,831.2
Loans
Commercial	22,361.2	21,635.6
Personal	21,185.5	21,257.7
Total Loans (Net of unearned income of $6.1 and $9.0)	43,546.7	42,893.3
Allowance for Credit Losses	(170.2)	(161.1)
Buildings and Equipment	473.6	500.5
Client Security Settlement Receivables	431.3	1,698.3
Goodwill	698.8	691.3
Other Assets	11,168.0	9,855.2
Total Assets	$156,752.5	$155,036.7
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$12,144.2	$16,582.7
Savings, Money Market and Other Interest-Bearing	23,535.5	31,128.6
Savings Certificates and Other Time	3,327.0	1,981.3
Non U.S. Offices — Noninterest-Bearing	9,182.2	8,757.6
— Interest-Bearing	65,014.7	65,481.9
Total Deposits	113,203.6	123,932.1
Federal Funds Purchased	9,344.5	1,896.9
Securities Sold Under Agreements to Repurchase	988.1	567.2
Other Borrowings	12,382.0	7,592.3
Senior Notes	2,729.5	2,724.2
Long-Term Debt	2,061.5	2,066.2
Other Liabilities	4,407.6	4,998.3
Total Liabilities	145,116.8	143,777.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 207,004,181 and 208,428,309	408.6	408.6
Additional Paid-In Capital	980.0	983.5
Retained Earnings	14,127.6	13,798.5
Accumulated Other Comprehensive Loss	(1,405.9)	(1,569.2)
Treasury Stock (38,167,343 and 36,743,215 shares, at cost)	(3,359.5)	(3,246.8)
Total Stockholders’ Equity	11,635.7	11,259.5
Total Liabilities and Stockholders’ Equity	$156,752.5	$155,036.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,096.3	$1,143.4	$2,159.9	$2,311.8
Foreign Exchange Trading Income	50.1	77.6	103.1	158.5
Treasury Management Fees	7.9	10.6	16.3	21.7
Security Commissions and Trading Income	36.1	32.8	70.8	69.0
Other Operating Income	55.2	45.6	102.0	86.7
Investment Security Gains (Losses), net	—	—	6.9	—
Total Noninterest Income	1,245.6	1,310.0	2,459.0	2,647.7
Net Interest Income
Interest Income	1,735.0	524.8	3,190.4	908.3
Interest Expense	1,223.5	66.1	2,147.7	68.6
Net Interest Income	511.5	458.7	1,042.7	839.7
(Release of) Provision for Credit Losses	(15.5)	4.5	(0.5)	6.5
Net Interest Income after Provision for Credit Losses	527.0	454.2	1,043.2	833.2
Noninterest Expense
Compensation	604.5	546.5	1,199.7	1,110.4
Employee Benefits	101.4	119.6	202.4	223.9
Outside Services	230.9	213.1	441.7	426.5
Equipment and Software	229.3	203.5	461.0	397.0
Occupancy	53.8	51.0	115.1	102.1
Other Operating Expense	112.0	89.9	197.6	169.6
Total Noninterest Expense	1,331.9	1,223.6	2,617.5	2,429.5
Income before Income Taxes	440.7	540.6	884.7	1,051.4
Provision for Income Taxes	108.9	144.4	218.3	265.9
Net Income	$331.8	$396.2	$666.4	$785.5
Preferred Stock Dividends	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	$327.1	$391.5	$645.5	$764.6
Per Common Share
Net Income – Basic	$1.56	$1.86	$3.07	$3.64
– Diluted	1.56	1.86	3.07	3.63
Average Number of Common Shares Outstanding
– Basic	207,638,671	208,383,991	207,911,242	208,205,469
– Diluted	207,816,015	208,878,350	208,270,677	208,843,934

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Net Income	$331.8	$396.2	$666.4	$785.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	(42.0)	(533.4)	138.2	(1,401.8)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.6)	4.4	(0.7)	3.0
Net Foreign Currency Adjustments	1.9	(9.7)	24.6	(17.6)
Net Pension and Other Postretirement Benefit Adjustments	1.0	(64.9)	1.2	(58.6)
Other Comprehensive Income (Loss)	(39.7)	(603.6)	163.3	(1,475.0)
Comprehensive Income (Loss)	$292.1	$(207.4)	$829.7	$(689.5)
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
Net Income	—	—	—	331.8	—	—	331.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(39.7)	—	(39.7)
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.8)	—	—	(157.8)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	15.5	—	—	2.1	17.6
Stock Purchased	—	—	—	—	—	(99.3)	(99.3)
Balance at June 30, 2023	$884.9	$408.6	$980.0	$14,127.6	$(1,405.9)	$(3,359.5)	$11,635.7
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	389.3	—	—	389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(871.4)	—	(871.4)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(147.8)	—	—	(147.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(7.6)	—	—	80.5	72.9
Stock Purchased	—	—	—	—	—	(33.8)	(33.8)
Balance at March 31, 2022	$884.9	$408.6	$931.7	$13,342.6	$(907.0)	$(3,251.0)	$11,409.8
Net Income	—	—	—	396.2	—	—	396.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(603.6)	—	(603.6)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.0)	—	—	(148.0)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	19.4	—	—	0.9	20.3
Stock Purchased	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2022	$884.9	$408.6	$951.1	$13,586.1	$(1,510.6)	$(3,250.4)	$11,069.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$666.4	$785.5
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Gains	(6.9)	—
Amortization and Accretion of Securities and Unearned Income, net	4.3	34.4
Provision for Credit Losses	(0.5)	6.5
Depreciation and Amortization	308.1	264.5
Pension Plan Contributions	(16.5)	(20.7)
Change in Receivables	72.3	192.2
Change in Interest Payable	44.0	25.7
Change in Collateral With Derivative Counterparties, net	(1,215.5)	(2,314.2)
Other Operating Activities, net	(120.0)	162.2
Net Cash Used in Operating Activities	(264.3)	(863.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(32.0)	(10.0)
Change in Securities Purchased under Agreements to Resell	(106.5)	(503.1)
Change in Interest-Bearing Deposits with Banks	480.1	(645.9)
Net Change in Federal Reserve and Other Central Bank Deposits	(2,239.9)	25,295.1
Purchases of Held to Maturity Debt Securities	(18,715.2)	(21,034.6)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	18,076.7	23,282.6
Purchases of Available for Sale Debt Securities	(2,336.0)	(2,741.1)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	4,938.7	3,646.9
Change in Loans	(643.2)	(763.9)
Purchases of Buildings and Equipment	(31.6)	(47.2)
Purchases and Development of Computer Software	(268.9)	(270.0)
Change in Client Security Settlement Receivables	1,269.6	(372.5)
Bank-Owned Life Insurance Policy Premiums	—	(500.0)
Other Investing Activities, net	(823.2)	(110.5)
Net Cash (Used in) Provided by Investing Activities	(431.4)	25,225.8
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(11,053.6)	(23,291.2)
Change in Federal Funds Purchased	7,447.6	389.0
Change in Securities Sold under Agreements to Repurchase	420.8	267.5
Change in Short-Term Other Borrowings	4,788.4	(77.4)
Proceeds from Senior Notes	—	995.4
Treasury Stock Purchased	(200.2)	(34.1)
Net Proceeds from Stock Options	1.6	2.6
Cash Dividends Paid on Common Stock	(311.9)	(291.5)
Cash Dividends Paid on Preferred Stock	(20.9)	(20.9)
Other Financing Activities, net	(0.1)	0.2
Net Cash Provided by (Used in) Financing Activities	1,071.7	(22,060.4)
Effect of Foreign Currency Exchange Rates on Cash	(132.5)	(238.5)
Change in Cash and Due from Banks	243.5	2,063.0
Cash and Due from Banks at Beginning of Period	4,654.2	3,056.8
Cash and Due from Banks at End of Period	$4,897.7	$5,119.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$2,103.1	$44.2
Income Taxes Paid	109.8	164.1
Transfers from Loans to OREO	0.2	0.1
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2023 and 2022, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2022.
Note 2 – Recent Accounting Pronouncements
On January 1, 2023, Northern Trust adopted Accounting Standard Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” (ASU 2022-01). The amendments in ASU 2022-01 expand the current last-of-layer hedging model from a single-layer method to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, ASU 2022-01 (1) expands the scope of the portfolio layer method to include non-prepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Upon adoption of ASU 2022-01, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

On January 1, 2023, Northern Trust adopted ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (TDRs) for creditors that have adopted the current expected credit losses accounting standard while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that a public business entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases. Upon adoption of ASU 2022-02, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 5—Loans for further information.

On January 1, 2023, Northern Trust adopted ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04). The amendments in ASU 2022-04 enhance the transparency about the use of supplier finance programs for investors or other allocators of capital. Specifically, ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Upon adoption of ASU 2022-04, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2023 or the year ended December 31, 2022.
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
Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2023, Northern Trust’s AFS debt securities portfolio included 1,013 Level 2 debt securities with an aggregate market value of $21.4 billion. All 1,013 debt securities were valued by external pricing vendors. As of December 31, 2022, Northern Trust’s AFS debt securities portfolio included 1,163 Level 2 debt securities with an aggregate market value of $24.0 billion. All 1,163 debt securities were valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2023 and December 31, 2022, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 35: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$36.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	9.94%			9.94%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.8 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.53%			8.53%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by fair value hierarchy level.
TABLE 36: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,843.9	$—	$—	$—	$2,843.9
Obligations of States and Political Subdivisions	—	289.2	—	—	289.2
Government Sponsored Agency	—	11,349.0	—	—	11,349.0
Non-U.S. Government	—	251.5	—	—	251.5
Corporate Debt	—	460.9	—	—	460.9
Covered Bonds	—	341.0	—	—	341.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,918.0	—	—	2,918.0
Other Asset-Backed	—	4,909.6	—	—	4,909.6
Commercial Mortgage-Backed	—	901.3	—	—	901.3
Total Available for Sale	2,843.9	21,420.5	—	—	24,264.4
Trading Account	—	0.1	—	—	0.1
Total Available for Sale and Trading Debt Securities	2,843.9	21,420.6	—	—	24,264.5
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	2,264.1	—	(1,001.1)	1,263.0
Interest Rate Contracts	—	313.9	—	(244.8)	69.1
Other Financial Derivatives	—	—	—	—	—
Total Derivative Assets	—	2,578.0	—	(1,245.9)	1,332.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,162.6	—	(1,422.1)	740.5
Interest Rate Contracts	—	408.1	—	(4.1)	404.0
Other Financial Derivatives(1)	—	—	36.4	(34.8)	1.6
Total Derivative Liabilities	$—	$2,570.7	$36.4	$(1,461.0)	$1,146.1
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2023, derivative assets and liabilities shown above also include reductions of $304.9 million and $520.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2023 and 2022.
TABLE 37: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2023	2022
Fair Value at April 1	$34.6	$35.3
Total (Gains) Losses:
Included in Earnings(1)	10.9	5.6
Purchases, Issues, Sales, and Settlements
Settlements	(9.1)	(9.8)
Fair Value at June 30	$36.4	$31.1
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

SIX MONTHS ENDED JUNE 30,	2023	2022
Fair Value at January 1	$34.8	$37.5
Total (Gains) Losses:
Included in Earnings(1)	18.5	10.1
Purchases, Issues, Sales, and Settlements
Settlements	(16.9)	(16.5)
Fair Value at June 30	$36.4	$31.1
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
Assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% and a range of discount factors from 15.0% to 20.0% with a weighted average based on fair values of 20.0% and 17.2%, as of June 30, 2023 and December 31, 2022, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $8.4 million and $6.6 million at June 30, 2023 and December 31, 2022, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 38: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$8.4 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.6 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	-	20.0%	17.2%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of June 30, 2023 and December 31, 2022. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 39: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,897.7	$4,897.7	$4,897.7	$—	$—
Federal Reserve and Other Central Bank Deposits	42,727.7	42,727.7	—	42,727.7	—
Interest-Bearing Deposits with Banks	1,479.2	1,479.2	—	1,479.2	—
Securities Purchased under Agreements to Resell	1,228.9	1,228.9	—	1,228.9	—
Debt Securities - Held to Maturity	26,006.3	23,759.2	—	23,759.2	—
Loans
Held for Investment	43,394.2	43,419.6	—	—	43,419.6
Other Assets	1,599.5	1,585.2	99.3	1,485.9	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$44,861.9	$44,861.9	$44,861.9	$—	$—
Savings Certificates and Other Time	3,327.0	3,348.8	—	3,348.8	—
Non U.S. Offices Interest-Bearing	65,014.7	65,014.7	—	65,014.7	—
Federal Funds Purchased	9,344.5	9,344.5	—	9,344.5	—
Securities Sold Under Agreements to Repurchase	988.1	988.1	—	988.1	—
Other Borrowings	12,382.0	12,378.2	—	12,378.2	—
Senior Notes	2,729.5	2,713.9	—	2,713.9	—
Long-Term Debt	2,061.5	2,069.3	—	2,069.3	—
Unfunded Commitments	219.1	219.1	—	219.1	—
Other Liabilities	86.8	86.8	—	—	86.8

	DECEMBER 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,654.2	$4,654.2	$4,654.2	$—	$—
Federal Reserve and Other Central Bank Deposits	40,030.4	40,030.4	—	40,030.4	—
Interest-Bearing Deposits with Banks	1,941.1	1,941.1	—	1,941.1	—
Federal Funds Sold	32.0	32.0	—	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	1,070.3	—	1,070.3	—
Debt Securities - Held to Maturity	25,036.1	22,879.3	50.0	22,829.3	—
Loans
Held for Investment	42,749.0	42,636.5	—	—	42,636.5
Other Assets	1,476.9	1,460.4	94.7	1,365.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$56,468.9	$56,468.9	$56,468.9	$—	$—
Savings Certificates and Other Time	1,981.3	1,976.1	—	1,976.1	—
Non U.S. Offices Interest-Bearing	65,481.9	65,481.9	—	65,481.9	—
Federal Funds Purchased	1,896.9	1,896.9	—	1,896.9	—
Securities Sold Under Agreements to Repurchase	567.2	567.2	—	567.2	—
Other Borrowings	7,592.3	7,592.8	—	7,592.8	—
Senior Notes	2,724.2	2,729.8	—	2,729.8	—
Long-Term Debt	2,066.2	2,110.7	—	2,110.7	—
Unfunded Commitments	218.9	218.9	—	218.9	—
Other Liabilities	73.2	73.2	—	—	73.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of June 30, 2023 and December 31, 2022, and remaining maturities of AFS debt securities as of June 30, 2023.
TABLE 40: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	JUNE 30, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,942.3	$0.6	$99.0	$2,843.9
Obligations of States and Political Subdivisions	310.2	—	21.0	289.2
Government Sponsored Agency	11,656.4	3.9	311.3	11,349.0
Non-U.S. Government	277.8	—	26.3	251.5
Corporate Debt	479.7	0.3	19.1	460.9
Covered Bonds	353.6	0.2	12.8	341.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,068.0	1.4	151.4	2,918.0
Other Asset-Backed	5,135.0	0.8	226.2	4,909.6
Commercial Mortgage-Backed	965.4	0.1	64.2	901.3
Total	$25,188.4	$7.3	$931.3	$24,264.4

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,837.7	$2.5	$92.8	$2,747.4
Obligations of States and Political Subdivisions	817.8	—	30.2	787.6
Government Sponsored Agency	11,892.5	4.3	351.6	11,545.2
Non-U.S. Government	387.6	—	27.6	360.0
Corporate Debt	1,774.3	0.2	26.9	1,747.6
Covered Bonds	403.1	0.3	14.7	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,645.8	0.3	166.7	2,479.4
Other Asset-Backed	5,544.3	—	288.1	5,256.2
Commercial Mortgage-Backed	1,456.9	0.1	69.2	1,387.8
Total	$27,760.0	$7.7	$1,067.8	$26,699.9
TABLE 41: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

JUNE 30, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$1,094.4	$1,092.7	$1,847.9	$1,751.2	$—	$—	$—	$—	$2,942.3	$2,843.9
Obligations of States and Political Subdivisions	—	—	45.1	41.6	246.2	229.5	18.9	18.1	310.2	289.2
Government Sponsored Agency	2,278.8	2,236.5	5,336.1	5,196.1	3,282.9	3,197.8	758.6	718.6	11,656.4	11,349.0
Non-U.S. Government	—	—	277.8	251.5	—	—	—	—	277.8	251.5
Corporate Debt	198.5	197.0	263.8	249.1	17.4	14.8	—	—	479.7	460.9
Covered Bonds	134.1	133.6	219.5	207.4	—	—	—	—	353.6	341.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	649.2	640.9	2,256.2	2,143.0	162.6	134.1	—	—	3,068.0	2,918.0
Other Asset-Backed	1,191.8	1,136.1	2,732.6	2,579.0	1,106.5	1,091.7	104.1	102.8	5,135.0	4,909.6
Commercial Mortgage-Backed	37.8	35.7	771.9	735.0	155.7	130.6	—	—	965.4	901.3
Total	$5,584.6	$5,472.5	$13,750.9	$13,153.9	$4,971.3	$4,798.5	$881.6	$839.5	$25,188.4	$24,264.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2023 and December 31, 2022.
TABLE 42: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

JUNE 30, 2023	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$865.4	$10.4	$1,182.8	$88.6	$2,048.2	$99.0
Obligations of States and Political Subdivisions	—	—	289.2	21.0	289.2	21.0
Government Sponsored Agency	2,564.0	13.9	7,969.2	297.4	10,533.2	311.3
Non-U.S. Government	—	—	251.5	26.3	251.5	26.3
Corporate Debt	6.9	0.1	311.0	10.6	317.9	10.7
Covered Bonds	—	—	256.3	12.8	256.3	12.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	542.4	2.8	1,798.7	139.8	2,341.1	142.6
Other Asset-Backed	—	—	4,748.4	226.2	4,748.4	226.2
Commercial Mortgage-Backed	1.2	—	872.6	64.2	873.8	64.2
Total	$3,979.9	$27.2	$17,679.7	$886.9	$21,659.6	$914.1
Note: Three corporate debt AFS securities with a fair value of $92.6 million and unrealized losses of $8.4 million and one sub-sovereign, supranational and non-U.S. agency bond AFS security with a fair value of $68.6 million and unrealized losses of $8.8 million have been excluded from the table above as these AFS securities have a $1.3 million allowance for credit losses reported as of June 30, 2023. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
As of June 30, 2023, 1,045 AFS debt securities with a combined fair value of $21.7 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $914.1 million. As of June 30, 2023, unrealized losses related to AFS debt securities of $311.3 million, $226.2 million, and $142.6 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates.
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
There was a $0.5 million release of credit reserves and no provision for credit losses for AFS securities for the three and six months ended June 30, 2023, respectively. There was a $1.3 million and a $1.7 million provision for credit losses for AFS securities for the three and six months ended June 30, 2022, respectively. There was a $1.3 million allowance for credit losses for AFS securities as of June 30, 2023 which was primarily corporate debt securities and $1.3 million allowance for credit losses for AFS securities as of December 31, 2022. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of June 30, 2023 and December 31, 2022, and remaining maturities of HTM debt securities as of June 30, 2023.
TABLE 43: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	JUNE 30, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,573.0	$0.2	$108.5	$2,464.7
Government Sponsored Agency	9,354.2	—	1,137.2	8,217.0
Non-U.S. Government	3,987.3	0.1	145.5	3,841.9
Corporate Debt	669.9	—	46.7	623.2
Covered Bonds	2,278.7	0.3	151.3	2,127.7
Certificates of Deposit	588.2	0.2	—	588.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,645.8	0.8	491.8	5,154.8
Other Asset-Backed	288.0	0.2	0.5	287.7
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	583.6	—	166.6	417.0
Total	$26,006.3	$1.8	$2,248.9	$23,759.2

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$50.0	$—	$—	$50.0
Obligations of States and Political Subdivisions	2,565.3	—	149.8	2,415.5
Government Sponsored Agency	9,407.7	—	1,076.0	8,331.7
Non-U.S. Government	3,234.0	0.1	133.8	3,100.3
Corporate Debt	713.3	—	45.4	667.9
Covered Bonds	2,530.3	0.3	158.7	2,371.9
Certificates of Deposit	35.9	—	—	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	1.0	436.1	5,268.2
Other Asset-Backed	263.7	—	1.0	262.7
Other	532.6	—	157.4	375.2
Total	$25,036.1	$1.4	$2,158.2	$22,879.3
As of June 30, 2023, the $26.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $491.8 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 44: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

JUNE 30, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$45.0	$44.4	$909.3	$875.0	$1,218.2	$1,163.9	$400.5	$381.4	$2,573.0	$2,464.7
Government Sponsored Agency	876.5	765.3	3,058.1	2,692.9	3,592.4	3,180.0	1,827.2	1,578.8	9,354.2	8,217.0
Non-U.S. Government	2,555.9	2,550.7	1,398.0	1,263.3	33.4	27.9	—	—	3,987.3	3,841.9
Corporate Debt	107.0	104.3	547.5	506.5	15.4	12.4	—	—	669.9	623.2
Covered Bonds	224.0	219.1	1,741.4	1,638.8	313.3	269.8	—	—	2,278.7	2,127.7
Certificates of Deposit	588.2	588.4	—	—	—	—	—	—	588.2	588.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	864.8	854.5	4,724.3	4,254.2	56.7	46.1	—	—	5,645.8	5,154.8
Other Asset-Backed	12.3	12.3	79.0	78.8	171.4	171.3	25.3	25.3	288.0	287.7
Commercial Mortgage-Backed	—	—	37.6	36.8	—	—	—	—	37.6	36.8
Other	55.4	53.9	326.0	283.6	32.7	23.7	169.5	55.8	583.6	417.0
Total	$5,329.1	$5,192.9	$12,821.2	$11,629.9	$5,433.5	$4,895.1	$2,422.5	$2,041.3	$26,006.3	$23,759.2
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 45: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2023
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$932.1	$1,640.9	$—	$—	$—	$2,573.0
Government Sponsored Agency	9,354.2	—	—	—	—	9,354.2
Non-U.S. Government	1,249.5	886.3	1,522.4	329.1	—	3,987.3
Corporate Debt	2.2	308.7	359.0	—	—	669.9
Covered Bonds	2,278.7	—	—	—	—	2,278.7
Certificates of Deposit	555.0	—	—	—	33.2	588.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,322.0	1,292.9	29.8	1.1	—	5,645.8
Other Asset-Backed	288.0	—	—	—	—	288.0
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	64.1	—	—	—	519.5	583.6
Total	$19,083.4	$4,128.8	$1,911.2	$330.2	$552.7	$26,006.3
Percent of Total	74%	16%	7%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 97% of the HTM portfolio at both June 30, 2023 and December 31, 2022 comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both June 30, 2023 and December 31, 2022 and 2% was not rated by Moody’s, S&P Global, or Fitch Ratings at both June 30,

Notes to Consolidated Financial Statements (unaudited) (continued)
2023 and December 31, 2022. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for the three months ended June 30, 2023 and 2022. Proceeds of $2.1 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the six months ended June 30, 2023 and there were no sales of debt securities during the six months ended June 30, 2022.
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 46: LOANS

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Commercial
Commercial and Institutional(1)	$12,239.0	$12,415.0
Commercial Real Estate	5,040.1	4,773.0
Non-U.S.(1)	2,833.7	3,131.1
Other	2,248.4	1,316.5
Total Commercial	22,361.2	21,635.6
Personal
Private Client	14,172.3	14,119.0
Residential Real Estate	6,357.9	6,413.5
Non-U.S.	415.0	510.0
Other	240.3	215.2
Total Personal	21,185.5	21,257.7
Total Loans	$43,546.7	$42,893.3
(1) Commercial and institutional and commercial-non-U.S. combined include $5.2 billion and $5.6 billion of private equity capital call finance loans at June 30, 2023 and December 31, 2022, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2023 and December 31, 2022, equity credit lines totaled $228.8 million and $248.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% of the total equity credit lines as of both June 30, 2023 and December 31, 2022.
Included within the commercial-other, commercial-non-U.S., and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $3.7 billion and $2.9 billion at June 30, 2023 and December 31, 2022, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $8.6 million and $24.4 million at June 30, 2023 and December 31, 2022, respectively.
There were no loans classified as held for sale at June 30, 2023 or December 31, 2022. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans sold for the three and six months ended June 30, 2023 and $10.6 million and $11.2 million loans sold for the three and six months ended June 30, 2022, respectively, which were comprised of residential real estate and commercial and institutional loans.

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
Loan segment and class balances as of June 30, 2023 and December 31, 2022 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$230.2	$623.3	$941.2	$98.1	$140.8	$404.8	$5,310.4	$15.0	$7,763.8
4 to 5 Category	600.0	782.0	683.9	166.0	141.4	207.0	1,677.3	62.3	4,319.9
6 to 9 Category	3.8	93.4	29.1	—	0.2	1.7	27.1	—	155.3
Total Commercial and Institutional	834.0	1,498.7	1,654.2	264.1	282.4	613.5	7,014.8	77.3	12,239.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	290.7	431.7	182.3	26.3	40.4	59.1	53.9	0.5	1,084.9
4 to 5 Category	1,179.0	1,169.7	612.4	275.3	257.6	167.6	212.3	15.4	3,889.3
6 to 9 Category	16.8	3.7	19.9	—	8.3	14.7	2.5	—	65.9
Total Commercial Real Estate	1,486.5	1,605.1	814.6	301.6	306.3	241.4	268.7	15.9	5,040.1
Commercial Real Estate Gross Charge-offs	—	(4.0)	—	—	—	—	—	—	(4.0)
Non-U.S.
Risk Rating:
1 to 3 Category	547.1	—	45.0	98.3	44.9	3.3	1,008.4	—	1,747.0
4 to 5 Category	759.5	7.9	—	—	23.1	170.1	109.6	1.8	1,072.0
6 to 9 Category	—	14.7	—	—	—	—	—	—	14.7
Total Non-U.S.	1,306.6	22.6	45.0	98.3	68.0	173.4	1,118.0	1.8	2,833.7
Other
Risk Rating:
1 to 3 Category	1,400.7	—	—	—	—	—	—	—	1,400.7
4 to 5 Category	847.7	—	—	—	—	—	—	—	847.7
Total Other	2,248.4	—	—	—	—	—	—	—	2,248.4
Total Commercial	5,875.5	3,126.4	2,513.8	664.0	656.7	1,028.3	8,401.5	95.0	22,361.2
Commercial Gross Charge-offs	—	(4.0)	—	—	—	—	—	—	(4.0)
Personal
Private Client
Risk Rating:
1 to 3 Category	142.3	256.0	64.9	72.3	6.2	20.1	5,361.1	177.0	6,099.9
4 to 5 Category	110.9	757.2	713.5	119.3	177.2	182.7	5,581.8	408.6	8,051.2
6 to 9 Category	—	0.6	—	—	—	17.7	2.9	—	21.2
Total Private Client	253.2	1,013.8	778.4	191.6	183.4	220.5	10,945.8	585.6	14,172.3
Residential Real Estate
Risk Rating:
1 to 3 Category	129.0	622.8	545.0	409.7	161.7	793.9	219.5	—	2,881.6
4 to 5 Category	85.5	584.2	720.7	681.9	275.0	902.4	164.2	—	3,413.9
6 to 9 Category	—	4.7	5.6	2.2	10.8	35.5	3.6	—	62.4
Total Residential Real Estate	214.5	1,211.7	1,271.3	1,093.8	447.5	1,731.8	387.3	—	6,357.9
Residential Real Estate Gross Write-offs	(0.7)	—	—	—	—	(0.1)	—	—	(0.8)
Non-U.S.
Risk Rating:
1 to 3 Category	3.9	4.0	0.6	—	—	5.6	54.5	—	68.6
4 to 5 Category	8.8	20.6	39.4	—	18.8	8.2	243.0	7.5	346.3
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	12.7	24.6	40.0	—	18.8	13.9	297.5	7.5	415.0
Other
Risk Rating:
1 to 3 Category	78.1	—	—	—	—	—	—	—	78.1
4 to 5 Category	162.2	—	—	—	—	—	—	—	162.2
Total Other	240.3	—	—	—	—	—	—	—	240.3
Total Personal	720.7	2,250.1	2,089.7	1,285.4	649.7	1,966.2	11,630.6	593.1	21,185.5
Personal Gross Charge-offs	(0.7)	—	—	—	—	(0.1)	—	—	(0.8)
Total Loans	$6,596.2	$5,376.5	$4,603.5	$1,949.4	$1,306.4	$2,994.5	$20,032.1	$688.1	$43,546.7
Total Loans Gross Charge-offs	$(0.7)	$(4.0)	$—	$—	$—	$(0.1)	$—	$—	$(4.8)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2022	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$753.3	$1,087.5	$209.8	$159.3	$45.9	$511.3	$6,032.8	$17.7	$8,817.6
4 to 5 Category	744.1	740.6	300.8	191.1	151.4	174.7	1,102.3	32.9	3,437.9
6 to 9 Category	50.8	30.5	—	13.7	—	—	64.5	—	159.5
Total Commercial and Institutional	1,548.2	1,858.6	510.6	364.1	197.3	686.0	7,199.6	50.6	12,415.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	318.7	227.4	123.6	123.5	39.8	39.1	113.4	3.0	988.5
4 to 5 Category	968.5	1,040.0	637.8	447.3	153.0	256.9	181.5	17.5	3,702.5
6 to 9 Category	7.7	22.7	—	49.1	—	—	2.5	—	82.0
Total Commercial Real Estate	1,294.9	1,290.1	761.4	619.9	192.8	296.0	297.4	20.5	4,773.0
Non-U.S.
Risk Rating:
1 to 3 Category	991.9	46.2	109.6	14.8	—	6.5	1,158.3	—	2,327.3
4 to 5 Category	459.0	—	—	—	—	214.9	89.5	1.8	765.2
6 to 9 Category	0.1	—	—	23.1	—	—	15.4	—	38.6
Total Non-U.S.	1,451.0	46.2	109.6	37.9	—	221.4	1,263.2	1.8	3,131.1
Other
Risk Rating:
1 to 3 Category	993.9	—	—	—	—	—	—	—	993.9
4 to 5 Category	322.6	—	—	—	—	—	—	—	322.6
Total Other	1,316.5	—	—	—	—	—	—	—	1,316.5
Total Commercial	5,610.6	3,194.9	1,381.6	1,021.9	390.1	1,203.4	8,760.2	72.9	21,635.6
Personal
Private Client
Risk Rating:
1 to 3 Category	395.5	159.9	50.5	313.6	13.4	18.5	5,352.5	28.2	6,332.1
4 to 5 Category	430.3	755.1	192.4	191.3	38.7	160.0	5,728.6	267.2	7,763.6
6 to 9 Category	0.9	—	0.1	—	18.6	—	3.7	—	23.3
Total Private Client	826.7	915.0	243.0	504.9	70.7	178.5	11,084.8	295.4	14,119.0
Residential Real Estate
Risk Rating:
1 to 3 Category	871.6	666.7	567.7	168.1	102.9	750.8	128.4	7.9	3,264.1
4 to 5 Category	354.3	656.7	597.6	290.0	170.9	838.2	180.4	1.0	3,089.1
6 to 9 Category	—	6.8	1.5	1.1	3.7	35.9	11.3	—	60.3
Total Residential Real Estate	1,225.9	1,330.2	1,166.8	459.2	277.5	1,624.9	320.1	8.9	6,413.5
Non-U.S.
Risk Rating:
1 to 3 Category	3.0	3.7	—	—	4.6	2.3	124.6	—	138.2
4 to 5 Category	24.2	40.3	—	21.3	3.2	2.9	272.0	7.8	371.7
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	27.2	44.0	—	21.3	7.8	5.3	396.6	7.8	510.0
Other
Risk Rating:
1 to 3 Category	190.8	—	—	—	—	—	—	—	190.8
4 to 5 Category	24.4	—	—	—	—	—	—	—	24.4
Total Other	215.2	—	—	—	—	—	—	—	215.2
Total Personal	2,295.0	2,289.2	1,409.8	985.4	356.0	1,808.7	11,801.5	312.1	21,257.7
Total Loans	$7,905.6	$5,484.1	$2,791.4	$2,007.3	$746.1	$3,012.1	$20,561.7	$385.0	$42,893.3

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
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2023 and December 31, 2022.
TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
June 30, 2023
Commercial
Commercial and Institutional	$12,178.3	$18.1	$23.1	$3.1	$12,222.6	$16.4	$12,239.0	$4.1
Commercial Real Estate	5,034.4	1.4	—	0.5	5,036.3	3.8	5,040.1	—
Non-U.S.	2,833.7	—	—	—	2,833.7	—	2,833.7	—
Other	2,248.4	—	—	—	2,248.4	—	2,248.4	—
Total Commercial	22,294.8	19.5	23.1	3.6	22,341.0	20.2	22,361.2	4.1
Personal
Private Client	14,066.1	59.2	33.4	11.6	14,170.3	2.0	14,172.3	—
Residential Real Estate	6,323.6	0.1	9.3	—	6,333.0	24.9	6,357.9	23.6
Non-U.S.	415.0	—	—	—	415.0	—	415.0	—
Other	240.3	—	—	—	240.3	—	240.3	—
Total Personal	21,045.0	59.3	42.7	11.6	21,158.6	26.9	21,185.5	23.6
Total Loans	$43,339.8	$78.8	$65.8	$15.2	$43,499.6	$47.1	$43,546.7	$27.7
	Other Real Estate Owned					$0.3
	Total Nonaccrual Assets					$47.4

Notes to Consolidated Financial Statements (unaudited) (continued)

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2022
Commercial
Commercial and Institutional	$12,353.7	$40.2	$3.0	$0.7	$12,397.6	$17.4	$12,415.0	$4.4
Commercial Real Estate	4,761.5	1.3	—	—	4,762.8	10.2	4,773.0	6.2
Non-U.S.	3,131.1	—	—	—	3,131.1	—	3,131.1	—
Other	1,316.5	—	—	—	1,316.5	—	1,316.5	—
Total Commercial	21,562.8	41.5	3.0	0.7	21,608.0	27.6	21,635.6	10.6
Personal
Private Client	13,843.5	192.3	29.9	53.3	14,119.0	—	14,119.0	—
Residential Real Estate	6,373.2	9.6	12.3	0.1	6,395.2	18.3	6,413.5	18.3
Non-U.S	509.9	—	—	0.1	510.0	—	510.0	—
Other	215.2	—	—	—	215.2	—	215.2	—
Total Personal	20,941.8	201.9	42.2	53.5	21,239.4	18.3	21,257.7	18.3
Total Loans	$42,504.6	$243.4	$45.2	$54.2	$42,847.4	$45.9	$42,893.3	$28.9
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$45.9
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2022, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2023 and December 31, 2022, Northern Trust held foreclosed real estate properties with an immaterial carrying value, as a result of obtaining physical possession. In addition, as of June 30, 2023 and December 31, 2022, Northern Trust had loans with a carrying value of $1.3 million and $1.1 million, respectively, for which formal foreclosure proceedings were in process.
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
The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of June 30, 2023, disaggregated by relevant class of financing receivable and type of modification provided.
TABLE 49: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

		THREE MONTHS ENDED JUNE 30, 2023		SIX MONTHS ENDED JUNE 30, 2023
(in $ million)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Commercial
Commercial Real Estate(1)	Combination of principal and/or interest deferral and extension of term	—	—	—	—
Total Commercial		$—	—%	$—	—%
Personal
Residential Real Estate	Principal and/or interest deferral	$0.2	—%	$3.1	0.05%
Private Client(1)	Extension of term	—	—	—	—
Total Personal		$0.2	—%	$3.1	0.05%
Total Loans		$0.2	—%	$3.1	0.05%
(1) During the three months ended June 30, 2023, Northern Trust provided $32.5 million of combinations of principal and/or interest deferral and term extensions for the commercial real estate portfolio and $0.2 million of term extensions for the private client portfolio for which the respective loans had no amortized cost basis as of the end of the period. The $32.5 million loan has been fully repaid as of June 30, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 50: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	THREE MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2023
	FINANCIAL EFFECT	FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Commercial
Commercial Real Estate	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.
Personal
Residential Real Estate	Northern Trust provided payment deferrals to borrowers for immaterial principal and interest deferral amounts.	Northern Trust provided a weighted average of 9 months payment deferrals to borrowers for immaterial principal and interest deferral amounts.
TERM EXTENSION
Commercial
Commercial Real Estate	Northern Trust provided weighted average term extensions of 6 months.	Northern Trust provided weighted average term extensions of 6 months.
Personal
Private Client	Northern Trust provided weighted average term extensions of 60 months.	Northern Trust provided weighted average term extensions of 60 months.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. All of the loans that were modified since the adoption of ASU 2022-02 as of January 1, 2023, were performing in accordance with their modified terms and were not considered past due for purposes of these disclosures as of June 30, 2023. During the current period, Northern Trust charged off $0.7 million related to modifications to borrowers experiencing financial difficulty that had been processed since the adoption of ASU 2022-02.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of June 30, 2023.
The expected credit loss for nonaccrual loans including loan modifications to borrowers experiencing financial difficulty is measured based on either the expected future cash flows, the value of collateral, or other factors that may impact the borrower’s ability to pay. If the discounted cash flow method is utilized, the credit loss is measured based upon the present value of expected future cash flows, discounted at the effective interest rate based on the post-modification contractual rate. If a loan’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate is calculated based on the factor as it changes over the life of the loan. Northern Trust elected not to project changes in the factor for purposes of estimating expected future cash flows. Further, Northern Trust elected not to adjust the effective interest rate for prepayments. If the loan is collateral dependent, the expected loss is measured based on the fair value of the collateral at the reporting date. If the loan valuation is less than the recorded value of the loan, either an allowance is established or a charge-off is recorded for the difference. The nature and extent of further deterioration in credit quality, including a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses for all loan modifications to borrowers experiencing financial difficulty.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides, by segment and class, the number of TDR modifications of loans and leases entered into during the three and six months ended June 30, 2022, and the recorded investments and unpaid principal balances as of June 30, 2022.
TABLE 51: TROUBLED DEBT RESTRUCTURINGS

		THREE MONTHS ENDED JUNE 30, 2022			SIX MONTHS ENDED JUNE 30, 2022
($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE

Commercial
Commercial and Institutional	Other modification	—	$—	$—	1	$0.5	$0.5
Total Commercial		—	—	—	1	0.5	0.5
Personal
Residential Real Estate	Interest rate concession, deferrals of principal, and extension of term	—	—	—	2	0.1	0.1
Total Personal		—	—	—	2	0.1	0.1
Total Loans and Leases		—	$—	$—	3	$0.6	$0.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding changes in the total allowance for credit losses during the three and six months ended June 30, 2023 and 2022.
TABLE 52: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$159.9	$34.3	$16.0	$1.0	$211.2
Charge-Offs	(0.8)	—	—	—	(0.8)
Recoveries	0.8	—	—	—	0.8
Net Recoveries (Charge-Offs)	—	—	—	—	—
(Release of) Provision for Credit Losses(1)	(7.4)	(8.3)	0.7	—	(15.0)
Balance at End of Period	$152.5	$26.0	$16.7	$1.0	$196.2
(1) The table excludes a release of credit reserves of $0.5 million for the three months ended June 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(4.8)	—	—	—	(4.8)
Recoveries	1.9	—	—	—	1.9
Net Recoveries (Charge-Offs)	(2.9)	—	—	—	(2.9)
(Release of) Provision for Credit Losses(1)	11.1	(12.5)	0.7	0.2	(0.5)
Balance at End of Period	$152.5	$26.0	$16.7	$1.0	$196.2
(1) There was no provision for credit losses for the six months ended June 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$136.3	$37.5	$14.6	$1.1	$189.5
Charge-Offs	—	—	—	—	—
Recoveries	5.5	—	—	—	5.5
Net Recoveries (Charge-Offs)	5.5	—	—	—	5.5
(Release of) Provision for Credit Losses(1)	(3.6)	6.0	0.8	—	3.2
Balance at End of Period	$138.2	$43.5	$15.4	$1.1	$198.2
(1) The table excludes a provision for credit losses of $1.3 million for the three months ended June 30, 2022 for AFS debt securities. See further detail in Note 4—Securities.

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	8.8	—	—	—	8.8
Net Recoveries (Charge-Offs)	8.7	—	—	—	8.7
(Release of) Provision for Credit Losses(1)	(8.9)	9.4	4.2	0.1	4.8
Balance at End of Period	$138.2	$43.5	$15.4	$1.1	$198.2
(1) The table excludes a provision for credit losses of $1.7 million for the six months ended June 30, 2022 for AFS debt securities. See further detail in Note 4—Securities.

Notes to Consolidated Financial Statements (unaudited) (continued)
The release of credit reserves, excluding the release of credit reserves for available for sale debt securities, was $15.0 million in the current quarter, as compared to a $3.2 million provision in the prior-year quarter. The release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, primarily driven by improved credit quality in certain commercial and institutional and certain commercial real estate (CRE) loans, partially offset by expectations for higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were no net charge-offs during the three months ended June 30, 2023, as compared to net recoveries of $5.5 million for the three months ended June 30, 2022. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
The release of credit reserves was $0.5 million for the six months ended June 30, 2023, as compared to a $4.8 million provision in the prior-year period. The release of credit reserves was primarily due to a decrease in the collective basis reserve, driven by improvements in credit quality within the commercial and institutional portfolio, partially offset by growth in the size and duration of the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were net charge-offs of $2.9 million during the six months ended June 30, 2023, as compared to net recoveries of $8.7 million during the six months ended June 30, 2022. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of continued slow but steady growth, with inflation, labor markets, and interest rates stabilizing. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan and Lease Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans and leases, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2023 and 2022.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS AND LEASES

	THREE MONTHS ENDED JUNE 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$130.8	$29.1	$159.9	$31.3	$3.0	$34.3
Charge-Offs	—	(0.8)	(0.8)	—	—	—
Recoveries	0.1	0.7	0.8	—	—	—
Net Recoveries (Charge-Offs)	0.1	(0.1)	—	—	—	—
(Release of) Provision for Credit Losses	(6.9)	(0.5)	(7.4)	(8.0)	(0.3)	(8.3)
Balance at End of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0

	SIX MONTHS ENDED JUNE 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.0)	(0.8)	(4.8)	—	—	—
Recoveries	0.1	1.8	1.9	—	—	—
Net Recoveries (Charge-Offs)	(3.9)	1.0	(2.9)	—	—	—
(Release of) Provision for Credit Losses	11.7	(0.6)	11.1	(13.0)	0.5	(12.5)
Balance at End of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0

	THREE MONTHS ENDED JUNE 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$102.5	$33.8	$136.3	$34.7	$2.8	$37.5
Charge-Offs	—	—	—	—	—	—
Recoveries	0.2	5.3	5.5	—	—	—
Net Recoveries (Charge-Offs)	0.2	5.3	5.5	—	—	—
(Release of) Provision for Credit Losses	(0.2)	(3.4)	(3.6)	5.6	0.4	6.0
Balance at End of Period	$102.5	$35.7	$138.2	$40.3	$3.2	$43.5

	SIX MONTHS ENDED JUNE 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	2.4	6.4	8.8	—	—	—
Net Recoveries (Charge-Offs)	2.4	6.3	8.7	—	—	—
(Release of) Provision for Credit Losses	(5.5)	(3.4)	(8.9)	8.9	0.5	9.4
Balance at End of Period	$102.5	$35.7	$138.2	$40.3	$3.2	$43.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of June 30, 2023 and December 31, 2022.
TABLE 54: RECORDED INVESTMENTS IN LOANS

	JUNE 30, 2023			DECEMBER 31, 2022
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$26.7	$51.2	$77.9	$63.0	$46.1	$109.1
Evaluated on a Collective Basis	22,334.5	21,134.3	43,468.8	21,572.6	21,211.6	42,784.2
Total Loans	22,361.2	21,185.5	43,546.7	21,635.6	21,257.7	42,893.3
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	9.0	2.0	11.0	10.4	—	10.4
Evaluated on a Collective Basis	115.0	26.5	141.5	105.8	28.1	133.9
Allowance Assigned to Loans	124.0	28.5	152.5	116.2	28.1	144.3
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	23.3	2.7	26.0	36.3	2.2	38.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	23.3	2.7	26.0	36.3	2.2	38.5
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$147.3	$31.2	$178.5	$152.5	$30.3	$182.8
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2023 and 2022.
TABLE 55: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.9	$4.1	$1.3	$0.1	$4.7	$16.0
(Release of) Provision for Credit Losses	(0.5)	1.5	(0.7)	—	—	0.4	0.7
Balance at End of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
(Release of) Provision for Credit Losses	(0.5)	1.8	(0.6)	(0.2)	—	0.2	0.7
Balance at End of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.6	$3.4	$4.6	$—	$0.1	$4.9	$14.6
Provision for Credit Losses	0.2	0.4	0.2	—	—	—	0.8
Balance at End of Period	$1.8	$3.8	$4.8	$—	$0.1	$4.9	$15.4

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$—	$0.1	$4.8	$11.2
Provision for Credit Losses	0.4	1.9	1.8	—	—	0.1	4.2
Balance at End of Period	$1.8	$3.8	$4.8	$—	$0.1	$4.9	$15.4
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.0 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 56: ACCRUED INTEREST

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Loans	$227.2	$203.1
Debt Securities
Held to Maturity	77.9	63.2
Available for Sale	169.5	147.1
Other Financial Assets	52.6	43.8
Total	$527.2	$457.2
The amount of accrued interest reversed through interest income for loans was immaterial for the three and six months ended June 30, 2023 and 2022, and there was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2023 and 2022.
Note 7 – Pledged Assets, Collateral and Restricted Assets
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 57: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2023	DECEMBER 31, 2022
Debt Securities(1)	$32.9	$31.4
Loans(2)	11.8	11.8
Total Pledged Assets	$44.7	$43.2
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
Collateral required for these purposes totaled $15.0 billion and $8.7 billion at June 30, 2023 and December 31, 2022, respectively.
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 58: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022	JUNE 30, 2023	DECEMBER 31, 2022
Debt Securities
Available for Sale	$995.9	$464.7	$50.4	$34.7
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $995.9 million and $464.7 million of the pledged collateral as of June 30, 2023 and December 31, 2022, respectively.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$35,560.8	$12,119.4
Derivative contracts	3.9	5.0
Collateral that may not be repledged or sold
Reverse repurchase agreements	300.0	450.0
Total Collateral Accepted	$35,864.7	$12,574.4
(1) The fair value of securities collateral that was repledged or sold totaled $34.6 billion and $11.5 billion at June 30, 2023 and December 31, 2022, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of June 30, 2023 and December 31, 2022, these balances totaled $477.7 million and $330.4 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At June 30, 2023 and December 31, 2022, Northern Trust held cash of $583.5 million and $574.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for both the three and six months ended June 30, 2023 and 2022.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2023, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 60: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2022	$611.0	$80.3	$691.3
Foreign Exchange Rates	7.4	0.1	7.5
Balance at June 30, 2023	$618.4	$80.4	$698.8
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2023 and December 31, 2022 were as follows.
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$132.1	$197.9
Less: Accumulated Amortization	57.4	120.3
Net Book Value	$74.7	$77.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.4 million and $4.7 million for the three and six months ended June 30, 2023, respectively and $2.2 million and $4.9 million for the three and six months ended June 30, 2022, respectively. Amortization for the remainder of 2023 and for the years 2024, 2025, 2026, and 2027 is estimated to be $4.7 million, $9.3 million, $8.7 million, $8.3 million, and $8.1 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2023 and December 31, 2022 were as follows.
TABLE 62: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$3,754.7	$3,479.3
Less: Accumulated Amortization	1,759.3	1,517.4
Net Book Value	$1,995.4	$1,961.9
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $122.8 million and $244.1 million for the three and six months ended June 30, 2023, respectively and $104.4 million and $205.9 million for the three and six months ended June 30, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2023 and 2022.
TABLE 63: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$621.2	$642.8	$475.1	$500.6	$—	$—	$—	$—	$1,096.3	$1,143.4
Foreign Exchange Trading Income (Loss)	52.0	74.8	(1.9)	2.8	—	—	—	—	50.1	77.6
Other Noninterest Income	69.7	61.8	40.4	32.8	(10.9)	(5.6)	—	—	99.2	89.0
Total Noninterest Income	742.9	779.4	513.6	536.2	(10.9)	(5.6)	—	—	1,245.6	1,310.0
Net Interest Income	309.3	255.1	215.3	214.7	—	—	(13.1)	(11.1)	511.5	458.7
Revenue	1,052.2	1,034.5	728.9	750.9	(10.9)	(5.6)	(13.1)	(11.1)	1,757.1	1,768.7
(Release of) Provision for Credit Losses	(3.5)	0.5	(12.0)	4.0	—	—	—	—	(15.5)	4.5
Noninterest Expense	849.4	751.1	476.3	439.1	6.2	33.4	—	—	1,331.9	1,223.6
Income before Income Taxes	206.3	282.9	264.6	307.8	(17.1)	(39.0)	(13.1)	(11.1)	440.7	540.6
Provision for Income Taxes	52.6	74.5	73.7	90.7	(4.3)	(9.7)	(13.1)	(11.1)	108.9	144.4
Net Income	$153.7	$208.4	$190.9	$217.1	$(12.8)	$(29.3)	$—	$—	$331.8	$396.2
Percentage of Consolidated Net Income	46%	53%	58%	54%	(4)%	(7)%	N/A	N/A	100%	100%
Average Assets	$111,029.9	$117,047.6	$34,869.7	$37,036.5	$—	$—	N/A	N/A	$145,899.6	$154,084.1

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,224.2	$1,305.2	$935.7	$1,006.6	$—	$—	$—	$—	$2,159.9	$2,311.8
Foreign Exchange Trading Income (Loss)	106.9	152.2	(3.8)	6.3	—	—	—	—	103.1	158.5
Other Noninterest Income	132.9	122.9	74.7	64.6	(11.6)	(10.1)	—	—	196.0	177.4
Total Noninterest Income	1,464.0	1,580.3	1,006.6	1,077.5	(11.6)	(10.1)	—	—	2,459.0	2,647.7
Net Interest Income	621.4	445.2	447.6	412.3	—	—	(26.3)	(17.8)	1,042.7	839.7
Revenue	2,085.4	2,025.5	1,454.2	1,489.8	(11.6)	(10.1)	(26.3)	(17.8)	3,501.7	3,487.4
(Release of) Provision for Credit Losses	(6.4)	8.9	5.9	(2.4)	—	—	—	—	(0.5)	6.5
Noninterest Expense	1,650.4	1,509.0	945.5	884.2	21.6	36.3	—	—	2,617.5	2,429.5
Income before Income Taxes	441.4	507.6	502.8	608.0	(33.2)	(46.4)	(26.3)	(17.8)	884.7	1,051.4
Provision for Income Taxes	113.1	126.3	139.8	169.0	(8.3)	(11.6)	(26.3)	(17.8)	218.3	265.9
Net Income	$328.3	$381.3	$363.0	$439.0	$(24.9)	$(34.8)	$—	$—	$666.4	$785.5
Percentage of Consolidated Net Income	49%	49%	55%	55%	(4)%	(4)%	N/A	N/A	100%	100%
Average Assets	$111,143.6	$121,114.2	$35,830.2	$36,977.1	$—	$—	N/A	N/A	$146,973.8	$158,091.3
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 10 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10.0 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of June 30, 2023, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of June 30, 2023, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of June 30, 2023 and December 31, 2022 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2023, the Corporation had issued and outstanding 16.0 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2023 and December 31, 2022 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On April 26, 2023, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2023, to stockholders of record as of June 15, 2023.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and six months ended June 30, 2023, the Corporation repurchased 1,361,828 and 2,412,055 shares of common stock, respectively, at a total cost of $99.3 million ($72.91 average price per share) and $200.2 million ($82.98 average price per share), respectively, including 14,596 and 341,407 shares, respectively, withheld to satisfy tax withholding obligations related to share-based compensation. For the three and six months ended June 30, 2022, the Corporation repurchased 2,844 and 298,254 shares of common stock, respectively, at a total cost of $0.3 million ($110.36 average price per share) and $34.1 million ($114.54 average prices per share), respectively, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2023 and 2022, and changes during the three and six months then ended.
TABLE 64: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2023	$(1,187.4)	$1.1	$187.3	$(367.2)	$(1,366.2)
Net Change	(42.0)	(0.6)	1.9	1.0	(39.7)
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	138.2	(0.7)	24.6	1.2	163.3
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	THREE MONTHS ENDED JUNE 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2022	$(761.3)	$(3.8)	$147.3	$(289.2)	$(907.0)
Net Change	(533.4)	4.4	(9.7)	(64.9)	(603.6)
Balance at June 30, 2022	$(1,294.7)	$0.6	$137.6	$(354.1)	$(1,510.6)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	SIX MONTHS ENDED JUNE 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,401.8)	3.0	(17.6)	(58.6)	(1,475.0)
Balance at June 30, 2022	$(1,294.7)	$0.6	$137.6	$(354.1)	$(1,510.6)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 65: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(88.7)	$23.9	$(64.8)	$(731.2)	$188.5	$(542.7)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	30.4	(7.6)	22.8	12.4	(3.1)	9.3
Net Change	$(58.3)	$16.3	$(42.0)	$(718.8)	$185.4	$(533.4)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$1.4	$(0.4)	$1.0	$4.4	$(1.1)	$3.3
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(2.2)	0.6	(1.6)	1.5	(0.4)	1.1
Net Change	$(0.8)	$0.2	$(0.6)	$5.9	$(1.5)	$4.4
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$26.7	$(0.7)	$26.0	$(163.7)	$2.4	$(161.3)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.6)	0.4	(1.2)	(1.8)	0.5	(1.3)
Net Investment Hedge Gains (Losses)	(30.6)	7.7	(22.9)	204.3	(51.4)	152.9
Net Change	$(5.5)	$7.4	$1.9	$38.8	$(48.5)	$(9.7)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.2)	$—	$(0.2)	$(114.4)	$28.8	$(85.6)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	1.6	(0.4)	1.2	7.6	(1.9)	5.7
Amortization of Prior Service Cost (Credit)	—	—	—	(0.2)	—	(0.2)
Settlement Loss	—	—	—	20.3	(5.1)	15.2
Net Change	$1.4	$(0.4)	$1.0	$(86.7)	$21.8	$(64.9)
Total Net Change	$(63.2)	$23.5	$(39.7)	$(760.8)	$157.2	$(603.6)

SIX MONTHS ENDED JUNE 30,	2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$140.6	$(36.4)	$104.2	$(1,902.7)	$489.9	$(1,412.8)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	52.3	(13.1)	39.2	14.7	(3.7)	11.0
Net Gains on Debt Securities(2)	(6.9)	1.7	(5.2)	—	—	—
Net Change	$186.0	$(47.8)	$138.2	$(1,888.0)	$486.2	$(1,401.8)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$1.9	$(0.5)	$1.4	$0.8	$(0.2)	$0.6
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(2.8)	0.7	(2.1)	3.2	(0.8)	2.4
Net Change	$(0.9)	$0.2	$(0.7)	$4.0	$(1.0)	$3.0
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$73.5	$(0.5)	$73.0	$(214.0)	$0.6	$(213.4)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.6)	0.4	(1.2)	(1.8)	0.5	(1.3)
Net Investment Hedge Gains (Losses)	(63.1)	15.9	(47.2)	263.7	(66.6)	197.1
Net Change	$8.8	$15.8	$24.6	$47.9	$(65.5)	$(17.6)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(1.3)	$0.1	$(1.2)	$(113.6)	$28.2	$(85.4)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.2	(0.8)	2.4	15.2	(3.8)	11.4
Amortization of Prior Service Cost (Credit)	—	—	—	(0.5)	0.1	(0.4)
Settlement Loss	—	—	—	21.0	(5.2)	15.8
Net Change	$1.9	$(0.7)	$1.2	$(77.9)	$19.3	$(58.6)
Total Net Change	$195.8	$(32.5)	$163.3	$(1,914.0)	$439.0	$(1,475.0)
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 66: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2023	2022	2023	2022
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	207,638,671	208,383,991	207,911,242	208,205,469
Net Income	$331.8	$396.2	$666.4	$785.5
Less: Dividends on Preferred Stock	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	327.1	391.5	645.5	764.6
Less: Earnings Allocated to Participating Securities	3.4	3.2	6.6	6.3
Earnings Allocated to Common Shares Outstanding	323.7	388.3	638.9	758.3
Basic Net Income Per Common Share	$1.56	$1.86	$3.07	$3.64
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	207,638,671	208,383,991	207,911,242	208,205,469
Plus: Dilutive Effect of Share-based Compensation	177,344	494,359	359,435	638,465
Average Common and Potential Common Shares	207,816,015	208,878,350	208,270,677	208,843,934
Earnings Allocated to Common and Potential Common Shares	$323.6	$388.3	$638.8	$758.3
Diluted Net Income Per Common Share	1.56	1.86	3.07	3.63
Note:    For the three and six months ended June 30, 2023 and 2022, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 67: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$458.1	$464.4	$899.7	$948.4
Investment Management and Advisory	558.8	597.3	1,099.3	1,200.5
Securities Lending	21.5	21.6	40.6	40.5
Other	57.9	60.1	120.3	122.4
Total Trust, Investment and Other Servicing Fees	$1,096.3	$1,143.4	$2,159.9	$2,311.8
Other Noninterest Income
Foreign Exchange Trading Income	$50.1	$77.6	$103.1	$158.5
Treasury Management Fees	7.9	10.6	16.3	21.7
Security Commissions and Trading Income	36.1	32.8	70.8	69.0
Other Operating Income	55.2	45.6	102.0	86.7
Investment Security Gains (Losses), net	—	—	6.9	—
Total Other Noninterest Income	$149.3	$166.6	$299.1	$335.9
Total Noninterest Income	$1,245.6	$1,310.0	$2,459.0	$2,647.7
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2023, revenue from contracts with clients also includes $29.0 million of the $36.1 million total Security Commissions and Trading Income and $10.2 million of the $55.2 million total Other Operating Income. For the six months ended June 30, 2023, revenue from contracts with clients also includes $58.9 million of the $70.8 million total Security Commissions and Trading Income and $19.3 million of the $102.0 million total Other Operating Income.
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
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2023 and December 31, 2022.
TABLE 68: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Trust Fees Receivable, net(1)	$864.4	$882.5
Other	50.2	55.4
Total Client Receivables	$914.6	$937.9
(1) Trust Fees Receivable is net of a $14.5 million and $13.5 million fee receivable allowance as of June 30, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 69: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Interest Income
Federal Reserve and Other Central Bank Deposits	$398.9	$59.2	$775.9	$76.8
Interest-Bearing Due from and Deposits with Banks(1)	32.1	6.5	60.3	9.1
Federal Funds Sold	0.1	—	0.3	—
Securities Purchased under Agreements to Resell	284.3	7.0	410.2	7.9
Securities — Taxable	366.3	193.7	704.1	362.7
— Nontaxable(2)	0.4	0.3	0.7	0.7
Loans and Leases	639.2	256.4	1,217.4	447.6
Other Interest-Earning Assets(3)	13.7	1.7	21.5	3.5
Total Interest Income	$1,735.0	$524.8	$3,190.4	$908.3
Interest Expense
Deposits	$633.5	$23.2	$1,198.1	$7.3
Federal Funds Purchased	87.6	2.8	127.7	2.8
Securities Sold Under Agreements to Repurchase	273.4	6.0	389.5	6.3
Other Borrowings	156.5	8.4	291.5	11.5
Senior Notes	42.1	18.9	81.3	28.5
Long-Term Debt	30.4	6.8	59.6	12.2
Total Interest Expense	$1,223.5	$66.1	$2,147.7	$68.6
Net Interest Income	$511.5	$458.7	$1,042.7	$839.7
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 70: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Loan Service Fees	$21.4	$18.1	$40.1	$34.8
Banking Service Fees	13.6	12.9	25.8	25.6
Bank Owned Life Insurance	17.0	14.9	33.7	26.7
Other Income(1)	3.2	(0.3)	2.4	(0.4)
Total Other Operating Income	$55.2	$45.6	$102.0	$86.7
(1)    Other Income includes the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares.
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 71: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2023	2022	2023	2022
Business Promotion	$21.1	$18.1	$37.3	$28.9
Staff Related	8.9	6.2	16.7	9.1
FDIC Insurance Premiums	6.6	4.6	12.8	10.4
Charitable Contributions	4.3	4.6	7.5	7.1
Other Expenses	71.1	56.4	123.3	114.1
Total Other Operating Expense	$112.0	$89.9	$197.6	$169.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and six months ended June 30, 2023 and 2022.
TABLE 72: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$11.5	$13.2	$23.0	$26.4
Interest Cost	13.5	10.3	27.0	20.6
Expected Return on Plan Assets	(25.3)	(20.2)	(50.6)	(40.4)
Amortization
Net Actuarial Loss	0.4	5.7	0.8	11.4
Prior Service Cost (Credit)	—	—	—	(0.1)
Net Periodic Pension Expense	$0.1	$9.0	$0.2	$17.9
Settlement Expense	—	20.3	—	20.3
Total Pension Expense	$0.1	$29.3	$0.2	$38.2

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$0.4	$0.5	$0.7	$0.9
Interest Cost	1.2	0.6	2.4	1.3
Expected Return on Plan Assets	(1.6)	(0.8)	(3.1)	(1.5)
Amortization
Net Actuarial Loss (Gain)	(0.1)	0.2	(0.2)	0.4
Net Periodic Pension Expense (Benefit)	$(0.1)	$0.5	$(0.2)	$1.1
Settlement Expense	—	—	—	0.7
Total Pension Expense (Benefit)	$(0.1)	$0.5	$(0.2)	$1.8

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$1.2	$1.4	$2.4	$2.8
Interest Cost	1.3	1.0	2.6	2.0
Amortization
Net Actuarial Loss	1.3	1.8	2.6	3.6
Net Periodic Pension Expense	$3.8	$4.2	$7.6	$8.4

The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2023 and 2022, and $16.5 million and $20.7 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2023 and 2022, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2023 and 2022.
TABLE 73: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2023	2022	2023	2022
Restricted Stock Unit Awards	$15.5	$16.9	$65.8	$69.5
Performance Stock Units	1.9	3.1	16.0	20.5
Total Share-Based Compensation Expense	17.4	20.0	81.8	90.0
Tax Benefits Recognized	$4.3	$5.0	$20.5	$22.6
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
TABLE 74: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	JUNE 30, 2023	DECEMBER 31, 2022
Investment Carrying Amount
Affordable Housing	$656.3	$635.9
Other Community Development	259.0	268.4
Total Investment Carrying Amount(1)	$915.3	$904.3

Unfunded Commitments
Affordable Housing	$219.1	$218.9
Other Community Development	—	—
Total Unfunded Commitments(2)	$219.1	$218.9
(1)    As of June 30, 2023 and December 31, 2022, $880.8 million and $867.2 million are VIEs, respectively.
(2) As of June 30, 2023 and December 31, 2022, $212.1 million and $210.1 million relate to undrawn commitments on VIEs, respectively.

Tax credits and other tax benefits attributable to unconsolidated tax credit structures totaled $28.3 million and $25.7 million for the three months ended June 30, 2023 and 2022, respectively, and $56.6 million and $48.4 million for the six months ended June 30, 2023, and 2022, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $2.3 million and $8.6 million of money market fund fees for the three months ended June 30, 2023 and 2022, respectively, related to certain competitive factors, and $4.3 million and $59.3 million for the six months ended June 30, 2023, and 2022, respectively, related to the low-interest rate environment and certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments. As of December 31, 2022, Northern Trust had $19.9 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2023 and December 31, 2022.
TABLE 75: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2023			DECEMBER 31, 2022
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$12,169.1	$18,047.1	$30,216.2	$13,639.2	$17,321.4	$30,960.6
Standby Letters of Credit and Financial Guarantees(2)(3)	48,306.3	378.1	48,684.4	17,553.0	409.9	17,962.9
Commercial Letters of Credit	34.9	1.2	36.1	25.4	1.3	26.7
Securities Lent with Indemnification	143,809.6	—	143,809.6	130,311.0	—	130,311.0
Unsettled Reverse Repurchase Agreements	4,872.8	—	4,872.8	496.8	—	496.8
Total Off-Balance Sheet Financial Instruments	$209,192.7	$18,426.4	$227,619.1	$162,025.4	$17,732.6	$179,758.0
(1) These amounts exclude $215.8 million and $266.6 million of commitments participated to others at June 30, 2023 and December 31, 2022, respectively.
(2) These amounts include $30.8 million and $35.1 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2023 and December 31, 2022, respectively.
(3) These amounts include a $47.0 billion and $16.3 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of June 30, 2023 and December 31, 2022, respectively. Northern Trust became a sponsored member during the third quarter of 2021.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2023 and December 31, 2022 subject to indemnification was $143.8 billion and $130.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2023 or December 31, 2022, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of June 30, 2023 and December 31, 2022, there were $4.9 billion and $496.8 million unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At June 30, 2023 and December 31, 2022, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2023, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.6 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced.
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
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of June 30, 2023 and December 31, 2022.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2023 and December 31, 2022.

TABLE 76: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2023			DECEMBER 31, 2022
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$4,323.1	$57.0	$26.5	$4,622.0	$58.5	$32.7
Foreign Exchange Contracts
Cash Flow Hedges	750.0	19.2	0.9	150.9	7.4	5.7
Net Investment Hedges	3,860.4	19.3	23.6	3,765.0	283.5	12.7
Total Derivatives Designated as Hedging under GAAP	$8,933.5	$95.5	$51.0	$8,537.9	$349.4	$51.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$95.8	$0.2	$0.3	$55.9	$0.1	$0.1
Other Financial Derivatives(3)	793.0	—	36.4	717.7	0.3	34.8
Total Non-Designated Risk Management Derivatives	$888.8	$0.2	$36.7	$773.6	$0.4	$34.9
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$299,322.9	$2,225.4	$2,137.8	$288,994.6	$3,219.1	$3,169.0
Interest Rate Contracts	14,764.9	256.9	381.6	12,378.2	163.5	399.1
Total Client-Related and Trading Derivatives	$314,087.8	$2,482.3	$2,519.4	$301,372.8	$3,382.6	$3,568.1
Total Derivatives Not Designated as Hedging under GAAP	$314,976.6	$2,482.5	$2,556.1	$302,146.4	$3,383.0	$3,603.0
Total Gross Derivatives	$323,910.1	$2,578.0	$2,607.1	$310,684.3	$3,732.4	$3,654.1
Less: Netting(4)		1,245.9	1,461.0		2,810.7	1,865.9
Total Derivative Financial Instruments		$1,332.1	$1,146.1		$921.7	$1,788.2
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
(4)    See further detail in Note 23—Offsetting of Assets and Liabilities.
Notional amounts of derivative financial instruments do not represent credit risk and are not recorded in the consolidated balance sheets. They are used merely to express the volume of this activity. Northern Trust’s credit-related risk of loss is limited to the positive fair value of the derivative instrument, net of any collateral received, which is significantly less than the notional amount.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six-month periods ended June 30, 2023 and 2022. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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
There were no material gains or losses reclassified into earnings during the three- and six-month periods ended June 30, 2023 and 2022, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $0.3 million and $17.9 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions and cash flow hedges of foreign-currency-denominated debt securities, respectively. As of June 30, 2023, three months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six-month periods ended June 30, 2023 and 2022.
TABLE 77: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022
Total amounts on the consolidated statements of income	$1,735.0	$524.8	$1,223.5	$66.1	$55.2	$45.6
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	5.0	18.5	(49.8)	(97.8)	—	—
Recognized on hedged items	(5.0)	(18.5)	49.8	97.8	—	—
Amounts related to interest settlements on derivatives	11.3	(0.4)	(22.6)	23.7	—	—
Total gains (losses) recognized on fair value hedges	$11.3	$(0.4)	$(22.6)	$23.7	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$1.2	$—	$—	$—	$1.0	$(1.5)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$1.2	$—	$—	$—	$1.0	$(1.5)

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
SIX MONTHS ENDED JUNE 30,	2023	2022	2023	2022	2023	2022
Total amounts on the consolidated statements of income	$3,190.4	$908.3	$2,147.7	$68.6	$102.0	$86.7
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(13.5)	57.7	(0.7)	(253.7)	—	—
Recognized on hedged items	13.5	(57.7)	0.7	253.7	—	—
Amounts related to interest settlements on derivatives	23.6	(9.3)	(41.0)	24.9	—	—
Total gains (losses) recognized on fair value hedges	$23.6	$(9.3)	$(41.0)	$24.9	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$1.2	$0.6	$—	$—	$1.6	$(3.8)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$1.2	$0.6	$—	$—	$1.6	$(3.8)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2023 and December 31, 2022.
TABLE 78: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2023		DECEMBER 31, 2022
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$1,534.8	$(41.5)	$1,820.8	$(60.2)
Senior Notes and Long-Term Subordinated Debt	2,449.2	(294.7)	2,746.2	(294.0)
(1)    The cumulative hedge accounting basis adjustment includes $2.1 million related to discontinued hedging relationships of AFS debt securities as of June 30, 2023. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2023.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $30.6 million and gains of $204.3 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2023 and 2022, respectively. Net investment hedge losses of $63.1 million and gains of $263.7 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2023 and 2022, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 for derivative instruments not designated as hedges under GAAP.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 79: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2023	2022	2023	2022
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$0.8	$(4.1)	$1.5	$(1.4)
Other Financial Derivatives(1)	Other Operating Income	(11.9)	(5.6)	(20.7)	(10.1)
Gains (Losses) from non-designated risk management derivatives		$(11.1)	$(9.7)	$(19.2)	$(11.5)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$50.1	$77.6	$103.1	$158.5
Interest Rate Contracts	Security Commissions and Trading Income	4.4	3.2	6.9	4.2
Gains from client-related and trading derivatives		$54.5	$80.8	$110.0	$162.7
Total gains from derivatives not designated as hedging under GAAP		$43.4	$71.1	$90.8	$151.2
(1)    This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.
Note 22 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement and the conditions to net are met.
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2023 and December 31, 2022.
TABLE 80: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	JUNE 30, 2023	DECEMBER 31, 2022
($ In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$988.1	$567.2
Total Borrowings	988.1	567.2
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	988.1	567.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
Northern Trust has elected to net securities sold under repurchase agreements against those purchased under resale agreements and derivative assets and liabilities, when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
TABLE 81: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,827.6	$1,001.1	$826.5	$3.9	$822.6
Interest Rate Swaps OTC	313.9	244.8	69.1	—	69.1
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivative	—	—	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,141.5	1,245.9	895.6	3.9	891.7
Total Derivatives Not Subject to a Master Netting Arrangement	436.5	—	436.5	—	436.5
Total Derivatives	2,578.0	1,245.9	1,332.1	3.9	1,328.2
Securities Purchased under Agreements to Resell(2)	$35,761.2	$34,532.3	$1,228.9	$1,228.9	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,928.9	$2,666.4	$262.5	$5.0	$257.5
Interest Rate Swaps OTC	217.6	144.3	73.3	—	73.3
Interest Rate Swaps Exchange Cleared	4.4	—	4.4	—	4.4
Other Financial Derivative	0.3	—	0.3	—	0.3
Total Derivatives Subject to a Master Netting Arrangement	3,151.2	2,810.7	340.5	5.0	335.5
Total Derivatives Not Subject to a Master Netting Arrangement	581.2	—	581.2	—	581.2
Total Derivatives	3,732.4	2,810.7	921.7	5.0	916.7
Securities Purchased under Agreements to Resell(2)	$12,494.2	$11,423.9	$1,070.3	$1,070.3	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $9.8 billion and $8.9 billion as of June 30, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
TABLE 82: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,632.2	$1,422.1	$210.1	$—	$210.1
Interest Rate Swaps OTC	408.1	4.1	404.0	—	404.0
Other Financial Derivatives	36.4	34.8	1.6	—	1.6
Total Derivatives Subject to a Master Netting Arrangement	2,076.7	1,461.0	615.7	—	615.7
Total Derivatives Not Subject to a Master Netting Arrangement	530.4	—	530.4	—	530.4
Total Derivatives	2,607.1	1,461.0	1,146.1	—	1,146.1
Securities Sold under Agreements to Repurchase(2)	$35,520.4	$34,532.3	$988.1	$988.1	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,082.3	$1,826.7	$255.6	$—	$255.6
Interest Rate Swaps OTC	426.5	5.9	420.6	—	420.6
Interest Rate Swaps Exchange Cleared	5.3	—	5.3	—	5.3
Other Financial Derivatives	34.8	33.3	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,548.9	1,865.9	683.0	—	683.0
Total Derivatives Not Subject to a Master Netting Arrangement	1,105.2	—	1,105.2	—	1,105.2
Total Derivatives	3,654.1	1,865.9	1,788.2	—	1,788.2
Securities Sold under Agreements to Repurchase(2)	$11,991.1	$11,423.9	$567.2	$567.2	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.3 billion and $3.2 billion as of June 30, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $75.8 million and $129.2 million, respectively, as of June 30, 2023, and $131.8 million and $26.3 million, respectively, as of December 31, 2022, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $354.8 million and $190.9 million at June 30, 2023 and December 31, 2022, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $290.0 million and $55.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2023 and December 31, 2022, of $64.8 million and $135.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2023, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2023, the Corporation’s disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of risks identified as being most significant to Northern Trust.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2023.
TABLE 83: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2023	103,771	$77.09	103,771	24,172,813
May 1 - 31, 2023	1,215,671	72.37	1,215,671	22,957,142
June 1 - 30, 2023	27,790	72.78	27,790	22,929,352
Total (Second Quarter)	1,347,232	$72.74	1,347,232	22,929,352
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 25, 2023	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 25, 2023	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)