Form 10-Q
period 2023-09-30
NORTHERN TRUST CORP
filed 2023-10-31
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At September 30, 2023, 207,036,370 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	35
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders’ Equity	37
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	40
Item 4: Controls and Procedures	85

Part II – Other Information
Item 1: Legal Proceedings	86
Item 1A: Risk Factors	86
Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	86
Item 3: Defaults Upon Senior Securities	86
Item 4: Mine Safety Disclosures	86
Item 5: Other Information	86
Item 6: Exhibits	87

Signatures	88
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2023	2022	% CHANGE(1)	2023	2022	% CHANGE(1)
Noninterest Income	$1,270.3	$1,241.8	2%	$3,729.3	$3,889.5	(4)%
Net Interest Income	456.2	513.0	(11)	1,498.9	1,352.7	11
Total Revenue	1,726.5	1,754.8	(2)	5,228.2	5,242.2	—
Provision for Credit Losses	14.0	0.5	N/M	13.5	7.0	93
Noninterest Expense	1,278.2	1,229.8	4	3,895.7	3,659.3	6
Income before Income Taxes	434.3	524.5	(17)	1,319.0	1,575.9	(16)
Provision for Income Taxes	106.5	129.7	(18)	324.8	395.6	(18)
Net Income	$327.8	$394.8	(17)%	$994.2	$1,180.3	(16)%

PER COMMON SHARE
Net Income — Basic	$1.49	$1.80	(17)%	$4.56	$5.44	(16)%
— Diluted	1.49	1.80	(17)	4.56	5.43	(16)
Cash Dividends Declared Per Common Share	0.75	0.75	—	2.25	2.15	5
Book Value — End of Period (EOP)	52.95	48.68	9	52.95	48.68	9
Market Price — EOP	69.48	85.56	(19)	69.48	85.56	(19)

SELECTED BALANCE SHEET DATA ($ In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022	% CHANGE(1)
End of Period:
Total Assets	$146,330.6	$155,036.7	(6)%
Earning Assets	134,055.9	142,484.7	(6)
Deposits	110,165.9	123,932.1	(11)
Stockholders’ Equity	11,847.2	11,259.5	5

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	% CHANGE(1)	2023	2022	% CHANGE(1)
Average Balances:
Total Assets	$140,201.6	$146,402.2	(4)%	$144,691.6	$154,152.1	(6)%
Earning Assets	128,254.4	132,146.5	(3)	132,747.8	140,540.9	(6)
Deposits	101,763.1	118,488.1	(14)	106,477.7	128,720.7	(17)
Stockholders’ Equity	11,536.6	10,935.6	5	11,423.2	11,115.8	3

CLIENT ASSETS ($ In Billions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022	% CHANGE(1)
Assets Under Custody/Administration(2)	$14,164.7	$13,604.0	4%
Assets Under Custody	11,015.4	10,604.6	4
Assets Under Management	1,333.3	1,249.5	7
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Financial Ratios:
Return on Average Common Equity	11.6%	14.9%	12.1%	14.9%
Return on Average Assets	0.93	1.07	0.92	1.02
Dividend Payout Ratio	50.3	41.7	49.4	39.6
Net Interest Margin(1)	1.45	1.58	1.55	1.32

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.4%	13.2%	10.8%	11.5%	N/A	4.5%
Tier 1 Capital	12.4	14.3	11.8	12.5	6.0	6.0
Total Capital	14.5	16.5	13.9	14.5	10.0	8.0
Tier 1 Leverage	7.9	7.9	7.1	7.1	N/A	4.0
Supplementary Leverage	N/A	8.4	N/A	7.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.3%	14.5%	11.6%	12.4%	6.5%	4.5%
Tier 1 Capital	12.3	14.5	11.6	12.4	8.0	6.0
Total Capital	14.2	16.4	13.5	14.2	10.0	8.0
Tier 1 Leverage	7.8	7.8	6.9	6.9	5.0	4.0
Supplementary Leverage	N/A	8.3	N/A	7.7	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the third quarter of 2023. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2022. Investors also should read the section entitled “Forward-Looking Statements.”
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
Overview of Financial Results
Net Income per diluted common share was $1.49 in the current quarter and $1.80 in the third quarter of 2022. Net Income decreased $67.0 million to $327.8 million in the current quarter from $394.8 million in the prior-year quarter. Annualized return on average common equity was 11.6% in the current quarter and 14.9% in the prior-year quarter. The annualized return on average assets was 0.93% in the current quarter as compared to 1.07% in the prior-year quarter. The impacts of a tight labor market are reflected in our Compensation expense. Inflationary pressures were also reflected in higher Equipment and Software expense.
Revenue decreased $28.3 million, or 2%, to $1.73 billion in the current quarter from $1.75 billion in the prior-year quarter. Trust, Investment and Other Servicing Fees increased $33.2 million, or 3%, from $1.08 billion in the prior-year quarter to $1.11 billion in the current quarter, primarily due to lagged favorable markets and favorable currency translation, partially offset by lower transaction volumes. Other Noninterest Income decreased $4.7 million, or 3%, from $163.1 million in the prior-year quarter to $158.4 million in the current quarter, primarily reflecting lower Foreign Exchange Trading Income, partially offset by higher Other Operating Income. Net Interest Income decreased $56.8 million, or 11%, to $456.2 million in the current quarter as compared to $513.0 million in the prior-year quarter, primarily due to lower average earning assets.
There was a $14.0 million Provision for Credit Losses in the current quarter, as compared to a $0.5 million Provision for Credit Losses in the prior-year quarter. The Provision for Credit Losses in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, driven by a small number of large new loans and renewals and credit quality deterioration of certain commercial real estate (CRE) and commercial and institutional (C&I) loans, partially offset by a net improvement in the overall macroeconomic outlook.
Noninterest Expense increased $48.4 million, or 4%, from $1.23 billion in the prior-year quarter to $1.28 billion in the current quarter, primarily attributable to higher Equipment and Software and Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $106.5 million, representing an effective tax rate of 24.5%. The Provision for Income Taxes in the prior-year quarter totaled $129.7 million, representing an effective tax rate of 24.7%. The effective tax rate decreased compared to the prior-year quarter primarily due to a lower state tax provision following the resolution of certain state matters.
FDIC Special Assessment
In May 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC on March 12, 2023. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the FDIC final rule is issued as proposed, the estimated impact of the special assessment to Northern Trust, recognized in Other Operating Expense, would be approximately $80 million.

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
Northern Trust voluntarily waived $2.2 million of money market fund fees for the three months ended September 30, 2023 and $2.6 million of money market fund fees for the three months ended September 30, 2022.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$428.1	$407.3	$20.8	5%
Investment Management	137.1	136.0	1.1	1
Securities Lending	20.4	21.7	(1.3)	(6)
Other	40.4	38.2	2.2	6
Total Asset Servicing Trust, Investment and Other Servicing Fees	$626.0	$603.2	$22.8	4%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$172.3	$171.3	$1.0	1%
East	126.1	124.1	2.0	2
West	95.8	92.5	3.3	4
Global Family Office	91.7	87.6	4.1	5
Total Wealth Management Trust, Investment and Other Servicing Fees	$485.9	$475.5	$10.4	2%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,111.9	$1,078.7	$33.2	3%
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
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to new business, favorable currency translation, and favorable markets, partially offset by lower transaction volumes.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions (Central, East and West) increased from the prior-year quarter, primarily due to lagged favorable markets, partially offset by product-related asset outflows. Global Family Office fee income increased from the prior-year quarter, primarily due to asset inflows.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED SEPTEMBER 30,			AS OF SEPTEMBER 30,
	2023	2022	CHANGE	2023	2022	CHANGE
S&P 500	4,458	3,977	12%	4,288	3,586	20%
MSCI EAFE (U.S. dollars)	2,113	1,848	14	2,031	1,661	22
MSCI EAFE (local currency)	1,346	1,217	11	1,331	1,137	17
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF SEPTEMBER 30,
	2023	2022	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,024	2,011	1%
Barclays Capital Global Aggregate Bond Index	436	427	2
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	CHANGE Q3-23/Q2-23	CHANGE Q3-23/Q3-22
($ In Billions)
Asset Servicing	$13,206.2	$13,483.5	$11,954.0	(2)%	10%
Wealth Management	958.5	995.4	868.0	(4)	10
Total Assets Under Custody / Administration	$14,164.7	$14,478.9	$12,822.0	(2)%	10%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	CHANGE Q3-23/Q2-23	CHANGE Q3-23/Q3-22
($ In Billions)
Asset Servicing	$10,064.4	$10,295.7	$9,125.5	(2)%	10%
Wealth Management	951.0	989.1	860.8	(4)	10
Total Assets Under Custody	$11,015.4	$11,284.8	$9,986.3	(2)%	10%
Consolidated assets under custody decreased from the prior quarter, primarily reflecting unfavorable markets and unfavorable currency translation, partially offset by asset inflows. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting the impact of favorable markets, favorable currency translation, and favorable asset inflows.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	SEPTEMBER 30, 2023			JUNE 30, 2023			SEPTEMBER 30, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	46%	58%	47%	46%	60%	47%	43%	55%	44%
Fixed Income Securities	33	13	31	33	13	31	35	15	33
Cash and Other Assets	19	29	21	19	27	21	20	30	21
Securities Lending Collateral	2	—	1	2	—	1	2	—	2

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	CHANGE Q3-23/Q2-23	CHANGE Q3-23/Q3-22
Equities	$5,141.4	$5,328.7	$4,409.0	(4)%	17%
Fixed Income Securities	3,445.0	3,524.7	3,288.7	(2)	5
Cash and Other Assets	2,267.0	2,262.6	2,126.5	—	7
Securities Lending Collateral	162.0	168.8	162.1	(4)	—
Total Assets Under Custody	$11,015.4	$11,284.8	$9,986.3	(2)%	10%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	CHANGE Q3-23/Q2-23	CHANGE Q3-23/Q3-22
($ In Billions)
Asset Servicing	$963.4	$989.8	$873.7	(3)%	10%
Wealth Management	369.9	376.0	336.2	(2)	10
Total Assets Under Management	$1,333.3	$1,365.8	$1,209.9	(2)%	10%
Consolidated assets under management decreased compared to the prior quarter, primarily reflecting unfavorable markets, product-related outflows, and unfavorable currency translation. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	SEPTEMBER 30, 2023			JUNE 30, 2023			SEPTEMBER 30, 2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	53%	53%	53%	54%	55%	54%	51%	51%	51%
Fixed Income Securities	11	22	14	11	21	14	12	24	15
Cash and Other Assets	19	25	21	18	24	20	19	25	21
Securities Lending Collateral	17	—	12	17	—	12	18	—	13
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	CHANGE Q3-23/Q2-23	CHANGE Q3-23/Q3-22
Equities	$706.5	$740.5	$615.1	(5)%	15%
Fixed Income Securities	190.2	188.7	182.6	1	4
Cash and Other Assets	274.6	267.8	250.1	3	10
Securities Lending Collateral	162.0	168.8	162.1	(4)	—
Total Assets Under Management	$1,333.3	$1,365.8	$1,209.9	(2)%	10%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)

The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
($ In Billions)	SEPTEMBER 30, 2023	JUNE 30, 2023	MARCH 31, 2023	DECEMBER 31, 2022	SEPTEMBER 30, 2022
Beginning Balance of AUM	$1,365.8	$1,330.4	$1,249.5	$1,209.9	$1,302.8
Inflows by Product
Equities	49.5	44.8	52.1	37.7	39.5
Fixed Income	15.0	11.2	14.4	11.6	12.3
Cash and Other Assets	565.2	551.3	276.7	121.9	128.9
Securities Lending Collateral	54.6	53.4	66.3	48.2	55.3
Total Inflows	684.3	660.7	409.5	219.4	236.0
Outflows by Product
Equities	(54.6)	(54.7)	(59.2)	(42.8)	(56.5)
Fixed Income	(12.4)	(10.2)	(16.6)	(12.7)	(12.4)
Cash and Other Assets	(559.5)	(529.7)	(264.0)	(128.5)	(152.2)
Securities Lending Collateral	(61.4)	(52.5)	(46.7)	(62.0)	(62.5)
Total Outflows	(687.9)	(647.1)	(386.5)	(246.0)	(283.6)
Net Inflows (Outflows)	(3.6)	13.6	23.0	(26.6)	(47.6)
Market Performance, Currency & Other
Market Performance & Other	(24.1)	27.7	52.4	55.9	(35.1)
Currency	(4.8)	(5.9)	5.5	10.3	(10.2)
Total Market Performance, Currency & Other	(28.9)	21.8	57.9	66.2	(45.3)
Ending Balance of AUM	$1,333.3	$1,365.8	$1,330.4	$1,249.5	$1,209.9
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Foreign Exchange Trading Income	$51.8	$64.7	$(12.9)	(20)%
Treasury Management Fees	7.5	9.3	(1.8)	(18)
Security Commissions and Trading Income	30.9	32.1	(1.2)	(4)
Other Operating Income	68.2	57.3	10.9	19
Investment Security Gains (Losses), net	—	(0.3)	0.3	N/M
Total Other Noninterest Income	$158.4	$163.1	$(4.7)	(3)%
N/M - Not meaningful
Foreign Exchange Trading Income decreased compared to the prior-year quarter primarily driven by an unfavorable impact from foreign exchange swap activity and lower client volumes.
Other Operating Income increased compared to the prior-year quarter, primarily driven by higher income associated with a market value increase in supplemental compensation plans, higher banking and credit-related services fees, and income from valuation adjustments to existing swap agreements related to Visa Inc. Class B common shares, partially offset by lower non-trading foreign exchange income and lower miscellaneous income.

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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THIRD QUARTER
	2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$352.1	$28,000.8	4.99%	$135.4	$30,548.7	1.76%
Interest-Bearing Due from and Deposits with Banks(1)	34.9	4,301.4	3.22	14.5	3,976.8	1.45
Federal Funds Sold	—	1.2	5.62	—	5.1	2.79
Securities Purchased under Agreements to Resell(2)	463.9	950.8	193.58	30.5	1,270.9	9.51
Debt Securities
Available for Sale	277.9	24,430.7	4.51	150.6	28,482.8	2.10
Held to Maturity	125.2	25,919.2	1.93	87.1	25,126.6	1.38
Trading Account	0.1	0.4	21.15	0.1	0.4	23.60
Total Debt Securities	403.2	50,350.3	3.18	237.8	53,609.8	1.76
Loans and Leases(3)	665.5	42,210.4	6.26	380.9	41,466.4	3.64
Other Interest-Earning Assets(4)	28.6	2,439.5	4.65	12.5	1,268.8	3.92
Total Interest-Earning Assets	1,948.2	128,254.4	6.03	811.6	132,146.5	2.44
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,694.6	—	—	1,903.1	—
Other Noninterest-Earning Assets	—	10,252.6	—	—	12,352.6	—
Total Assets	$—	$140,201.6	—%	$—	$146,402.2	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$173.9	$22,624.9	3.05%	$68.6	$29,089.3	0.94%
Savings Certificates and Other Time	43.3	3,665.2	4.69	4.0	986.0	1.61
Non-U.S. Offices — Interest-Bearing	499.4	58,680.5	3.38	104.7	64,057.3	0.65
Total Interest-Bearing Deposits	716.6	84,970.6	3.35	177.3	94,132.6	0.75
Federal Funds Purchased	77.5	5,935.9	5.18	9.9	1,967.5	2.00
Securities Sold under Agreements to Repurchase(2)	454.0	426.0	422.85	25.5	489.6	20.72
Other Borrowings(6)	154.8	10,981.7	5.59	35.7	5,991.1	2.36
Senior Notes	44.1	2,713.2	6.44	28.6	2,969.6	3.79
Long-Term Debt	31.8	2,126.9	5.94	9.3	1,087.6	3.41
Total Interest-Related Funds	1,478.8	107,154.3	5.48	286.3	106,638.0	1.07
Interest Rate Spread	—	—	0.55	—	—	1.37
Demand and Other Noninterest-Bearing Deposits	—	16,792.5	—	—	24,355.5	—
Other Noninterest-Bearing Liabilities	—	4,718.2	—	—	4,473.1	—
Stockholders’ Equity	—	11,536.6	—	—	10,935.6	—
Total Liabilities and Stockholders’ Equity	$—	$140,201.6	—%	$—	$146,402.2	—%
Net Interest Income/Margin (FTE Adjusted)	$469.4	$—	1.45%	$525.3	$—	1.58%
Net Interest Income/Margin (Unadjusted)	$456.2	$—	1.41%	$513.0	$—	1.54%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $33.5 billion and $4.3 billion for the three months ended September 30, 2023 and 2022, respectively. Excluding the impact of netting for the three months ended September 30, 2023 and 2022, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.34% and 2.16%, respectively. Excluding the impact of netting for the three months ended September 30, 2023 and 2022, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.30% and 2.11%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED SEPTEMBER 30, 2023/2022
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(3.7)	$220.4	$216.7
Interest-Bearing Due from and Deposits with Banks	1.3	19.1	20.4
Securities Purchased under Agreements to Resell	(9.6)	443.0	433.4
Debt Securities
Available for Sale	(18.5)	145.8	127.3
Held to Maturity	2.8	35.3	38.1
Total Debt Securities	(15.7)	181.1	165.4
Loans and Leases	6.9	277.7	284.6
Other Interest-Earning Assets	13.4	2.7	16.1
Total Interest Income	$(7.4)	$1,144.0	$1,136.6

Interest-Bearing Deposits
Savings, Money Market and Other	$(18.4)	$123.7	$105.3
Savings Certificates and Other Time	23.0	16.3	39.3
Non-U.S. Offices - Interest-Bearing	(46.5)	441.2	394.7
Total Interest-Bearing Deposits	(41.9)	581.2	539.3
Federal Funds Purchased	37.8	29.8	67.6
Securities Sold under Agreements to Repurchase	(3.7)	432.2	428.5
Other Borrowings	45.1	74.0	119.1
Senior Notes	(2.6)	18.1	15.5
Long-Term Debt	12.7	9.8	22.5
Total Interest Expense	$47.4	$1,145.1	$1,192.5
Increase (Decrease) in Net Interest Income (FTE)	$(54.8)	$(1.1)	$(55.9)
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $13.2 million and $12.3 million for the three months ended September 30, 2023 and 2022, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on a FTE basis, decreased from the prior-year quarter, primarily due to lower average earning assets. Average earning assets decreased from the prior-year quarter, primarily due to lower client deposits, partially offset by increased borrowing activity.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to an unfavorable funding mix shift, partially offset by higher average interest rates.
Federal Reserve and Other Central Bank Deposits averaged $28.0 billion and decreased $2.5 billion, or 8%, from $30.5 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.3 billion and increased $0.3 billion, or 8%, from $4.0 billion in the prior-year quarter. Average Securities were $50.4 billion and decreased $3.2 billion, or 6%, from $53.6 billion in the prior-year quarter. Average Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank stock, money market investments, and Federal Reserve stock of $904.6 million, $539.2 million, $385.7 million, $91.9 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $47.4 billion in the current quarter and $50.9 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.0 billion in the current quarter and $2.7 billion in the prior-year quarter.
Loans and Leases averaged $42.2 billion and increased $0.7 billion, or 2%, from $41.5 billion in the prior-year quarter, primarily reflecting higher levels of commercial real estate, private client, and commercial and institutional loans, partially offset by lower levels of non-U.S., and residential real estate loans. Commercial real estate loans averaged $5.0 billion and

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
increased $586.7 million, or 13%, from $4.4 billion for the prior-year quarter. Private client loans averaged $14.0 billion and increased $375.5 million, or 2.8%, from $13.6 billion for the prior-year quarter. Commercial and institutional loans averaged $12.4 billion and increased $39.3 million, or slightly, from $12.4 billion for the prior-year quarter. Non-U.S. loans averaged $3.4 billion and decreased $343.0 million, or 9%, from $3.7 billion for the prior-year quarter. Residential real estate loans averaged $6.4 billion and decreased $42.0 million, or 1%, from $6.4 billion for the prior-year quarter.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $9.1 billion, or 10%, to an average of $85.0 billion in the current quarter from $94.1 billion in the prior-year quarter. Other average interest-related funding increased $9.7 billion, or 77%, to an average of $22.2 billion in the current quarter from $12.5 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 69% and 68% of total average Interest-Bearing Deposits for the three months ended September 30, 2023 and 2022, respectively.
Provision for Credit Losses
There was a $14.0 million Provision for Credit Losses in the current quarter, as compared to a $0.5 million Provision for Credit Losses in the prior-year quarter. The provision in the current quarter was primarily due to an increase in the reserve evaluated on a collective basis, driven by a small number of large new loans and renewals and credit quality deterioration of certain CRE and C&I loans, partially offset by a net improvement in the overall macroeconomic outlook. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The Provision for Credit Losses in the prior-year quarter was primarily due to an increase in the collective basis reserve, driven by a weaker macroeconomic outlook at the time, partially offset by improvements in credit quality mainly within the C&I portfolio.
Net recoveries in the current quarter were $0.3 million, reflecting $1.1 million of recoveries and $0.8 million of charge-offs. The prior-year quarter included $4.5 million of net charge-offs, reflecting $0.9 million of recoveries and $5.4 million of charge-offs.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Compensation	$558.1	$553.3	$4.8	1%
Employee Benefits	100.8	109.9	(9.1)	(8)
Outside Services	229.6	220.9	8.7	4
Equipment and Software	232.5	212.4	20.1	9
Occupancy	58.7	51.3	7.4	14
Other Operating Expense	98.5	82.0	16.5	20
Total Noninterest Expense	$1,278.2	$1,229.8	$48.4	4%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher salary expense and unfavorable currency translation, partially offset by lower incentives.
Employee Benefits expense decreased compared to the prior-year quarter, primarily due to a $17.0 million pension settlement charge in the prior-year quarter, partially offset by smaller increases across various other benefit-related expense lines.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher technical services and legal services, partially offset by lower consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software amortization and higher software costs, partially offset by a nonrecurring $4.1 million credit associated with computer maintenance and rental expense.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Occupancy expense increased compared to the prior-year quarter, primarily due to a $3.0 million charge related to early lease exits.
Other Operating Expense increased compared to the prior-year quarter, primarily due to higher supplemental compensation plan expense, higher account servicing activities, and an increase to the annual Federal Deposit Insurance Corporation assessment rate.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2023 was $106.5 million, representing an effective tax rate of 24.5%, compared to $129.7 million in the prior-year quarter, representing an effective tax rate of 24.7%.
The effective tax rate decreased compared to the prior-year quarter primarily due to a lower state tax provision following the resolution of certain state matters.
NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share decreased in the current period to $4.56 from $5.43 in the comparable prior-year period. Net Income decreased $186.1 million, or 16%, to $994.2 million in the current period from $1.18 billion in the prior-year period. Annualized return on average common equity was 12.1% in the current period and 14.9% in the prior-year period. The annualized return on average assets was 0.92% in the current period compared to 1.02% in the prior-year period.
Revenue for the nine months ended September 30, 2023 decreased $14.0 million from $5.24 billion in the prior-year period to $5.23 billion in the current period. Trust, Investment and Other Servicing Fees decreased $118.7 million, or 4%, from $3.39 billion in the prior-year period to $3.27 billion in the current period, primarily driven by asset outflows and unfavorable lagged markets, partially offset by lower money market fund fee waivers. Other Noninterest Income decreased $41.5 million, or 8%, from $499.0 million in the prior-year period to $457.5 million in the current period, primarily driven by lower Foreign Exchange Trading Income, partially offset by higher Other Operating Income. Net Interest Income increased $146.2 million, or 11%, to $1.50 billion in the current period from $1.35 billion in the prior-year period, primarily due to higher average interest rates, partially offset by lower average earning assets.
There was a $13.5 million Provision for Credit Losses in the current period, as compared to a $7.0 million Provision for Credit Losses in the prior-year period. The provision was primarily due to an increase in the collective basis reserve, driven by new loans and renewals in the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE, partially offset by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
Noninterest Expense increased $236.4 million, or 6%, from $3.66 billion in the prior-year period to $3.90 billion in the current period, primarily attributable to higher Compensation, Equipment and Software, and Other Operating Expense.
The Provision for Income Taxes for the nine months ended September 30, 2023 totaled $324.8 million, representing an effective tax rate of 24.6%. The Provision for Income Taxes for the nine months ended September 30, 2022 totaled $395.6 million, representing an effective tax rate of 25.1%. The effective tax rate decreased compared to the prior-year period primarily due to a decrease in pretax earnings and a higher level of tax benefits from tax-credit investments and tax-exempt income, partially offset by lower tax benefits from share-based compensation.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Northern Trust voluntarily waived $6.5 million of money market fund fees for the nine months ended September 30, 2023 as compared to $61.9 million for the nine months ended September 30, 2022. The components of Trust, Investment and Other Servicing Fees are provided in the table below.
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,269.1	$1,293.8	$(24.7)	(2)%
Investment Management	397.4	431.3	(33.9)	(8)
Securities Lending	61.0	62.1	(1.1)	(2)
Other	122.7	121.1	1.6	1
Total Asset Servicing Trust, Investment and Other Servicing Fees	$1,850.2	$1,908.3	$(58.1)	(3)%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$501.9	$530.4	$(28.5)	(5)%
East	370.0	386.2	(16.2)	(4)
West	280.7	292.6	(11.9)	(4)
Global Family Office	269.0	273.0	(4.0)	(1)
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,421.6	$1,482.2	$(60.6)	(4)%
Total Consolidated Trust, Investment and Other Servicing Fees	$3,271.8	$3,390.5	$(118.7)	(4)%
Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, decreased from the prior-year period, primarily driven by unfavorable lagged markets. Investment Management fees decreased from the prior-year period, primarily due to asset outflows and unfavorable lagged markets, partially offset by lower money market fund fee waivers.
Wealth Management
Fee income in the regions (Central, East and West) decreased from the prior-year period, primarily due to product-related asset outflows and unfavorable lagged markets, partially offset by lower money market fund fee waivers. Global Family Office fee income decreased from the prior-year period, primarily due to unfavorable lagged markets, partially offset by lower money market fund fee waivers and asset inflows.
Other Noninterest Income
The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Foreign Exchange Trading Income	$154.9	$223.2	$(68.3)	(31)%
Treasury Management Fees	23.8	31.0	(7.2)	(23)
Security Commissions and Trading Income	101.7	101.1	0.6	1
Other Operating Income	170.2	144.0	26.2	18
Investment Security Gains (Losses), net	6.9	(0.3)	7.2	N/M
Total Other Noninterest Income	$457.5	$499.0	$(41.5)	(8)%
N/M - Not meaningful
Foreign Exchange Trading Income decreased from the prior-year period, primarily due to lower client volumes and an unfavorable impact from foreign exchange swap activity.
Treasury Management Fees decreased from the prior-year period, primarily due to an increase in the earnings credit rate applied to client balances.
Other Operating Income increased from the prior-year period, primarily driven by higher income associated with a market value increase in supplemental compensation plans and increased income from banking and credit-related service fees.
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
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30,
	2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$1,128.0	$32,976.0	4.57%	$212.2	$37,426.1	0.76%
Interest-Bearing Due from and Deposits with Banks(1)	95.2	4,358.2	2.92	23.6	4,194.6	0.75
Federal Funds Sold	0.3	7.9	4.89	—	2.7	2.02
Securities Purchased under Agreements to Resell(2)	874.1	1,078.2	108.40	38.4	1,039.4	4.94
Debt Securities
Available for Sale	767.3	24,655.4	4.16	409.2	33,852.1	1.62
Held to Maturity	341.5	25,453.6	1.79	192.6	22,240.3	1.16
Trading Account	0.1	0.6	14.27	0.1	0.6	12.22
Total Debt Securities	1,108.9	50,109.6	2.96	601.9	56,093.0	1.43
Loans and Leases(3)	1,885.5	42,179.2	5.98	829.7	40,593.0	2.73
Other Interest-Earning Assets(4)	72.9	2,038.7	4.78	31.9	1,192.1	3.58
Total Interest-Earning Assets	5,164.9	132,747.8	5.20	1,737.7	140,540.9	1.65
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,777.3	—	—	2,169.2	—
Other Noninterest-Earning Assets	—	10,166.5	—	—	11,442.0	—
Total Assets	$—	$144,691.6	—%	$—	$154,152.1	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$484.7	$24,268.0	2.67%	$90.6	$30,783.4	0.39%
Savings Certificates and Other Time	96.9	3,025.2	4.28	6.2	874.0	0.95
Non-U.S. Offices — Interest-Bearing	1,333.1	61,032.3	2.92	87.8	65,370.8	0.18
Total Interest-Bearing Deposits	1,914.7	88,325.5	2.90	184.6	97,028.2	0.25
Federal Funds Purchased	205.2	5,561.6	4.93	12.7	970.7	1.75
Securities Sold under Agreements to Repurchase(2)	843.5	413.9	272.45	31.8	447.5	9.51
Other Borrowings(6)	446.3	11,478.1	5.20	47.2	4,631.4	1.36
Senior Notes	125.4	2,740.7	6.12	57.1	2,767.6	2.75
Long-Term Debt	91.4	2,087.9	5.85	21.5	1,103.9	2.60
Total Interest-Related Funds	3,626.5	110,607.7	4.38	354.9	106,949.3	0.44
Interest Rate Spread	—	—	0.82	—	—	1.21
Demand and Other Noninterest-Bearing Deposits	—	18,152.2	—	—	31,692.5	—
Other Noninterest-Bearing Liabilities	—	4,508.5	—	—	4,394.5	—
Stockholders’ Equity	—	11,423.2	—	—	11,115.8	—
Total Liabilities and Stockholders’ Equity	$—	$144,691.6	—%	$—	$154,152.1	—%
Net Interest Income/Margin (FTE Adjusted)	$1,538.4	$—	1.55%	$1,382.8	$—	1.32%
Net Interest Income/Margin (Unadjusted)	$1,498.9	$—	1.51%	$1,352.7	$—	1.29%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $21.7 billion and $2.8 billion for the nine months ended September 30, 2023 and 2022, respectively. Excluding the impact of netting for the nine months ended September 30, 2023 and 2022, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.13% and 1.35%, respectively. Excluding the impact of netting for the nine months ended September 30, 2023 and 2022, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.10% and 1.32%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30, 2023/2022
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(94.4)	$1,010.2	$915.8
Interest-Bearing Due from and Deposits with Banks	0.9	70.7	71.6
Federal Funds Sold	0.2	0.1	0.3
Securities Purchased under Agreements to Resell	1.5	834.2	835.7
Debt Securities
Available For Sale	(104.6)	462.7	358.1
Held To Maturity	31.4	117.5	148.9
Total Debt Securities	(73.2)	580.2	507.0
Loans and Leases	29.2	1,026.6	1,055.8
Other Interest-Earning Assets	27.9	13.1	41.0
Total Interest Income	$(107.9)	$3,535.1	$3,427.2

Interest-Bearing Deposits
Savings, Money Market and Other	$(165.1)	$559.2	$394.1
Savings Certificates and Other Time	37.4	53.3	90.7
Non-U.S. Offices - Interest-Bearing	(6.2)	1,251.5	1,245.3
Total Interest-Bearing Deposits	(133.9)	1,864.0	1,730.1
Federal Funds Purchased	139.1	53.4	192.5
Securities Sold under Agreements to Repurchase	(2.6)	814.3	811.7
Other Borrowings	137.5	261.6	399.1
Senior Notes	(0.6)	68.9	68.3
Long-Term Debt	29.1	40.8	69.9
Total Interest Expense	$168.6	$3,103.0	$3,271.6
(Decrease) Increase in Net Interest Income (FTE)	$(276.5)	$432.1	$155.6
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $39.5 million and $30.1 million for the nine months ended September 30, 2023 and 2022, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, increased from the prior-year period, primarily due to higher average interest rates, partially offset by lower average earning assets. Average earning assets decreased from the prior-year period, primarily due to lower client deposits, partially offset by increased borrowing activity.
The net interest margin on an FTE basis increased from the prior-year period, primarily due to higher average interest rates, partially offset by unfavorable funding mix shift.
Federal Reserve and Other Central Bank Deposits averaged $33.0 billion and decreased $4.5 billion, or 12%, from $37.4 billion in the prior-year period. Average Securities were $50.1 billion and decreased $6.0 billion, or 11%, from $56.1 billion in the prior-year period. Average Other Interest-Earning Assets include certain community development investments, Federal Home Loan Bank stock, collateral deposits with certain securities depositories and clearing houses, money market investments, and Federal Reserve stock of $902.8 million, $379.2 million, $358.5 million, $81.8 million and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets. Average taxable Securities were $47.1 billion in the current period and $53.5 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.0 billion in the current period and $2.6 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $4.4 billion in the current period and $4.2 billion in the prior-year period.
Loans and leases averaged $42.2 billion and increased $1.7 billion, or 4%, from $40.6 billion in the prior-year period, primarily reflecting higher levels of commercial real estate, commercial and institutional, non-U.S., residential real estate, and private client loans. Commercial real estate loans averaged $4.9 billion and increased $599.0 million, or 14%, from $4.3 billion for the prior-year period. Commercial and institutional loans averaged $12.6 billion and increased $480.9 million, or 4%, from $12.1

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

billion for the prior-year period. Non-U.S. loans averaged $3.4 billion and increased $117.2 million, or 4%, from $3.3 billion for the prior-year period. Residential real estate loans averaged $6.4 billion and increased $75.7 million, or 1%, from $6.3 billion for the prior-year period. Private client loans averaged $13.9 billion and increased $45.6 million from $13.8 billion for the prior-year period.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $8.7 billion, or 9%, to an average of $88.3 billion in the current period from $97.0 billion in the prior-year period. Other average interest-related funding increased $12.4 billion, to an average of $22.3 billion in the current period from $9.9 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current period was driven by higher interest rates. Average non-U.S. offices interest-bearing deposits comprised 69% and 67% of total average interest-bearing deposits for the nine months ended September 30, 2023 and 2022, respectively.
Provision for Credit Losses
There was a $13.5 million Provision for Credit Losses for the nine months ended September 30, 2023, as compared to a $7.0 million provision in the prior-year period. The provision was primarily due to an increase in the collective basis reserve, driven by new loans and renewals in the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE, partially offset by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The provision in the prior-year period was primarily due to an increase in the collective basis reserve, partially offset by net recoveries during the prior-year period. The increase in the collective basis reserve was driven by a weaker macroeconomic outlook at the time, partially offset by improvements in credit quality mainly within the C&I and CRE portfolios.
Net charge-offs in the current-year period totaled $2.6 million resulting from $5.6 million of charge-offs and $3.0 million of recoveries, compared to net recoveries of $4.2 million in the prior-year period resulting from $5.5 million of charge-offs and $9.7 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	CHANGE
Compensation	$1,757.8	$1,663.7	$94.1	6%
Employee Benefits	303.2	333.8	(30.6)	(9)
Outside Services	671.3	647.4	23.9	4
Equipment and Software	693.5	609.4	84.1	14
Occupancy	173.8	153.4	20.4	13
Other Operating Expense	296.1	251.6	44.5	18
Total Noninterest Expense	$3,895.7	$3,659.3	$236.4	6%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to higher salary expense and $36.7 million of severance-related charges, partially offset by lower incentives.
Employee Benefits expense decreased compared to the prior-year period, primarily due to a U.S. Qualified Plan pension settlement charge of $37.3 million in the prior-year period, partially offset by higher payroll taxes.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher technical services and higher legal services, partially offset by lower consulting services and lower subcustodian expense.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher software amortization and higher software costs.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Occupancy expense increased compared to the prior-year period, primarily due to a $12.8 million charge related to early lease exits.
Other Operating Expense increased compared to the prior-year period,    primarily due to a $25.6 million charge related to the write-off of an investment in a client capability and higher supplemental compensation plan expense.
Provision for Income Taxes
Income tax expense for the nine months ended September 30, 2023 was $324.8 million, representing an effective tax rate of 24.6%, compared to $395.6 million for the nine months ended September 30, 2022, representing an effective tax rate of 25.1%.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine-month periods ended September 30, 2023 and 2022.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$626.0	$603.2	$485.9	$475.5	$—	$—	$—	$—	$1,111.9	$1,078.7
Foreign Exchange Trading Income (Loss)	54.3	63.7	(2.5)	1.0	—	—	—	—	51.8	64.7
Other Noninterest Income (Loss)	66.1	62.5	38.1	37.0	2.4	(1.1)	—	—	106.6	98.4
Total Noninterest Income (Loss)	746.4	729.4	521.5	513.5	2.4	(1.1)	—	—	1,270.3	1,241.8
Net Interest Income	281.2	303.3	188.2	222.0	—	—	(13.2)	(12.3)	456.2	513.0
Revenue	1,027.6	1,032.7	709.7	735.5	2.4	(1.1)	(13.2)	(12.3)	1,726.5	1,754.8
Provision for (Release of) Credit Losses	3.1	(5.1)	10.9	5.6	—	—	—	—	14.0	0.5
Noninterest Expense	809.3	760.4	456.9	449.0	12.0	20.4	—	—	1,278.2	1,229.8
Income before Income Taxes	215.2	277.4	241.9	280.9	(9.6)	(21.5)	(13.2)	(12.3)	434.3	524.5
Provision for Income Taxes	54.3	67.7	67.7	79.6	(2.3)	(5.3)	(13.2)	(12.3)	106.5	129.7
Net Income	$160.9	$209.7	$174.2	$201.3	$(7.3)	$(16.2)	$—	$—	$327.8	$394.8
Percentage of Consolidated Net Income	49%	53%	53%	51%	(2)%	(4)%	N/A	N/A	100%	100%
Average Assets	$108,656.7	$109,677.2	$31,544.9	$36,725.0	$—	$—	N/A	N/A	$140,201.6	$146,402.2

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,850.2	$1,908.4	$1,421.6	$1,482.1	$—	$—	$—	$—	$3,271.8	$3,390.5
Foreign Exchange Trading Income (Loss)	161.2	215.9	(6.3)	7.3	—	—	—	—	154.9	223.2
Other Noninterest Income (Loss)	199.0	185.4	112.8	101.6	(9.2)	(11.2)	—	—	302.6	275.8
Total Noninterest Income (Loss)	2,210.4	2,309.7	1,528.1	1,591.0	(9.2)	(11.2)	—	—	3,729.3	3,889.5
Net Interest Income	902.6	748.5	635.8	634.3	—	—	(39.5)	(30.1)	1,498.9	1,352.7
Revenue	3,113.0	3,058.2	2,163.9	2,225.3	(9.2)	(11.2)	(39.5)	(30.1)	5,228.2	5,242.2
Provision for (Release of) Credit Losses	(3.3)	3.8	16.8	3.2	—	—	—	—	13.5	7.0
Noninterest Expense	2,459.7	2,269.4	1,402.4	1,333.2	33.6	56.7	—	—	3,895.7	3,659.3
Income before Income Taxes	656.6	785.0	744.7	888.9	(42.8)	(67.9)	(39.5)	(30.1)	1,319.0	1,575.9
Provision for Income Taxes	167.4	194.0	207.5	248.6	(10.6)	(16.9)	(39.5)	(30.1)	324.8	395.6
Net Income	$489.2	$591.0	$537.2	$640.3	$(32.2)	$(51.0)	$—	$—	$994.2	$1,180.3
Percentage of Consolidated Net Income	49%	50%	54%	54%	(3)%	(4)%	N/A	N/A	100%	100%
Average Assets	$110,380.4	$117,251.0	$34,311.2	$36,901.1	$—	$—	N/A	N/A	$144,691.6	$154,152.1
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.

REPORTING SEGMENTS (continued)
Asset Servicing
Asset Servicing Net Income
For the quarter ended September 30, 2023, Net Income decreased $48.8 million, or 23%, from the prior-year quarter, primarily reflecting higher Noninterest Expense.
For the nine months ended September 30, 2023, Net Income decreased $101.8 million, or 17%, from the prior-year period, primarily reflecting higher Noninterest Expense and lower Trust, Investment and Other Servicing Fees, partially offset by higher Net Interest Income.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the three and nine months ended September 30, 2023, Foreign Exchange Trading Income decreased $9.4 million, or 15%, from the prior-year quarter and decreased $54.7 million, or 25%, from the prior-year period, respectively, in each case primarily driven by lower client volumes and an unfavorable impact from foreign exchange swap activity within Treasury.
Asset Servicing Other Noninterest Income
For the quarter ended September 30, 2023, Other Noninterest Income increased $3.6 million, or 6%, from the prior-year quarter, primarily due to higher Other Operating Income.
For the nine months ended September 30, 2023, Other Noninterest Income increased $13.6 million, or 7%, from the prior-year period, primarily due to higher allocations.
Asset Servicing Net Interest Income
For the quarter ended September 30, 2023, Net Interest Income stated on an FTE basis decreased $22.1 million, or 7%, from the prior-year quarter, primarily due to higher funding costs and lower deposit balances.
For the nine months ended September 30, 2023, Net Interest Income stated on an FTE basis increased $154.1 million, or 21%, from the prior-year period, primarily due to higher average interest rates.
Average earning assets increased $1.1 billion, or 1%, to $99.5 billion in the current quarter from $98.4 billion in the prior-year quarter, primarily due to increased borrowing activity. Average earning assets decreased $5.3 billion, or 5%, to $101.2 billion for the nine months ended September 30, 2023 from $106.5 billion in the prior-year period, primarily due to lower client deposits, partially offset by increased borrowing activity.
Asset Servicing Provision for Credit Losses
For the quarter ended September 30, 2023, there was a $3.1 million Provision for Credit Losses compared to a $5.1 million release of credit reserves in the prior-year quarter. The provision was primarily due to an increase in the reserve evaluated on a collective basis, driven by a small number of large new loans and renewals and credit quality deterioration of certain C&I loans, partially offset by a net improvement in the overall macroeconomic outlook.
For the nine months ended September 30, 2023, there was a $3.3 million release of credit reserves compared to a $3.8 million Provision for Credit Losses in the prior-year period. The release of credit reserves was primarily due to a decrease in the reserve evaluated on a collective basis, driven by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans.
Asset Servicing Noninterest Expense
For the three and nine months ended September 30, 2023, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $48.9 million, or 6%, from the prior-year quarter, and increased $190.3 million, or 8%, from the prior-year period, in each case primarily due to higher expense allocations.
Wealth Management
Wealth Management Net Income
For the quarter ended September 30, 2023, Net Income decreased $27.1 million, or 13%, from the prior-year quarter, primarily due to lower Net Interest Income.
For the nine months ended September 30, 2023, Net Income decreased $103.1 million, or 16%, from the prior-year period, primarily reflecting higher Noninterest Expense and lower Trust, Investment and Other Servicing Fees, partially offset by a lower Provision for Income Taxes.

REPORTING SEGMENTS (continued)
Wealth Management (continued)
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Foreign Exchange Trading Income
For the quarter ended September 30, 2023, Foreign Exchange Trading Income decreased $3.5 million from the prior-year quarter, primarily driven by lower client volumes and an unfavorable impact from foreign exchange swap activity within Treasury.
For the nine months ended September 30, 2023, Foreign Exchange Trading Income decreased $13.6 million from the prior-year period, primarily driven by allocations.
Wealth Management Other Noninterest Income
For the nine months ended September 30, 2023, Other Noninterest Income increased $11.2 million, or 11%, from the prior-year period, primarily due to higher income allocations.
Wealth Management Net Interest Income
For the quarter ended September 30, 2023, Net Interest Income stated on an FTE basis decreased $33.8 million, or 15%, from the prior-year quarter, primarily due to higher funding costs and lower average earning assets.
Average earning assets decreased $5.0 billion, or 15%, to $28.7 billion in the current quarter from $33.7 billion in the prior-year quarter and decreased $2.5 billion, or 7%, to $31.6 billion for the nine months ended September 30, 2023 from $34.0 billion in the prior-year period. Average earning assets decreased in Wealth Management for the three and nine months ended September 30, 2023 primarily due to lower client deposits.
Wealth Management Provision for Credit Losses
For the quarter ended September 30, 2023, there was a $10.9 million Provision for Credit Losses compared to a $5.6 million Provision for Credit Losses in the prior-year quarter. The provision reflected an increase in the reserve evaluated on a collective basis, driven by expectations of higher economic stress in the CRE market and a small number of large new loans and renewals.
For the nine months ended September 30, 2023, there was a $16.8 million Provision for Credit Losses compared to a $3.2 million Provision for Credit Losses in the prior-year period. The provision was driven by an increase in the reserve evaluated on a collective basis, primarily due to new loans and renewals in the CRE portfolio and expectations of higher economic stress in the CRE market, partially offset by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans.
Wealth Management Noninterest Expense
For the quarter ended September 30, 2023, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $7.9 million, or 2%, from the prior-year quarter and increased $69.2 million, or 5%, from the prior-year period, in each case primarily reflecting higher expense allocations.
Other
Other—Noninterest Income
For the quarter ended September 30, 2023, Other Noninterest Income increased $3.5 million from the prior-year quarter, primarily due to higher income for existing swap agreements related to Visa Inc. Class B common shares.
Other—Noninterest Expense
For the quarter ended September 30, 2023, Other Noninterest Expense decreased $8.4 million, or 41%, from the prior-year quarter, primarily due to a $17.0 million pension settlement charge in the prior-year quarter, partially offset by higher non-allocated occupancy expense primarily arising from early lease exits.
For the nine months ended September 30, 2023, Other Noninterest Expense decreased $23.1 million, or 41%, from the prior-year period, primarily due to a $37.3 million pension settlement charge in the prior-year period and other miscellaneous expense in the prior-year period, partially offset by higher non-allocated occupancy expense primarily arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$32.3	$40.0	$(7.7)	(19)%
Interest-Bearing Due from and Deposits with Banks(1)	5.2	4.9	0.3	6
Securities Purchased under Agreements to Resell	0.4	1.1	(0.7)	(64)
Total Debt Securities	49.3	51.8	(2.5)	(5)
Loans	43.6	42.9	0.7	2
Other Interest-Earning Assets(2)	3.3	1.8	1.5	89
Total Earning Assets	134.1	142.5	(8.4)	(6)
Total Assets	146.3	155.0	(8.7)	(6)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	89.2	98.6	(9.4)	(9)
Demand and Other Noninterest-Bearing Deposits	20.9	25.3	(4.4)	(17)
Federal Funds Purchased	5.5	1.9	3.6	N/M
Securities Sold under Agreements to Repurchase	0.5	0.6	(0.1)	(4)
Other Borrowings(3)	6.9	7.6	(0.7)	(10)
Total Stockholders’ Equity	11.8	11.3	0.5	5
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
N/M - Not meaningful
TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Billions)	2023	2022	CHANGE		2023	2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$28.0	$30.5	$(2.5)	(8)%	$33.0	$37.4	$(4.4)	(12)%
Interest-Bearing Due from and Deposits with Banks(1)	4.3	4.0	0.3	8	4.4	4.2	0.2	4
Securities Purchased under Agreements to Resell	1.0	1.3	(0.3)	(25)	1.1	1.0	0.1	4
Total Debt Securities	50.4	53.6	(3.2)	(6)	50.1	56.1	(6.0)	(11)
Loans and Leases	42.2	41.5	0.7	2	42.2	40.5	1.7	4
Other Interest-Earning Assets(2)	2.4	1.3	1.1	92	2.0	1.3	0.7	71
Total Earning Assets	128.3	132.2	(3.9)	(3)	132.8	140.5	(7.7)	(6)
Total Assets	140.2	146.4	(6.2)	(4)	144.7	154.2	(9.5)	(6)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	85.0	94.1	(9.1)	(10)	88.3	97.0	(8.7)	(9)
Demand and Other Noninterest-Bearing Deposits	16.8	24.4	(7.6)	(31)	18.2	31.7	(13.5)	(43)
Federal Funds Purchased	5.9	2.0	3.9	N/M	5.6	1.0	4.6	N/M
Securities Sold under Agreements to Repurchase	0.4	0.5	(0.1)	(13)	0.4	0.4	—	(8)
Other Borrowings(3)	11.0	6.0	5.0	83	11.5	4.6	6.9	148
Total Stockholders’ Equity	11.5	10.9	0.6	5	11.4	11.1	0.3	3
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
N/M - Not meaningful
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets decreased from the prior-year quarter and prior-year period, primarily due to lower client deposits, partially offset by higher borrowing activity.
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
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. The increase in average Other Borrowings from the prior-year quarter and prior-year period was primarily due to strategic utilization of balance sheet capacity.
Stockholders’ Equity. During the three and nine months ended September 30, 2023, the Corporation declared cash dividends totaling $157.6 million and $474.0 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively. During the three and nine months ended September 30, 2022, the Corporation declared cash dividends totaling $158.4 million and $454.2 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively.
For the three and nine months ended September 30, 2023, the Corporation repurchased 14,738 and 2,426,793 shares of common stock, respectively, at a total cost of $1.1 million ($77.39 average price per share) and $201.3 million ($82.95 average price per share), respectively, including 14,738 and 356,145 shares, respectively, withheld to satisfy tax withholding obligations related to share-based compensation.
For the three and nine months ended September 30, 2022, the Corporation repurchased 11,080 and 309,334 shares of common stock, respectively, at a total cost of $1.2 million ($96.43 average price per share) and $35.2 million ($113.89 average price per share), respectively, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security. The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating.
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,879.4	$—	$—	$—	$—	$2,879.4
Obligations of States and Political Subdivisions	36.1	246.0	—	—	—	282.1
Government Sponsored Agency	11,656.8	—	—	—	—	11,656.8
Non-U.S. Government	246.9	—	—	—	—	246.9
Corporate Debt	82.6	82.3	202.2	—	13.8	380.9
Covered Bonds	259.6	—	20.8	—	—	280.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,289.0	403.0	267.8	—	—	2,959.8
Other Asset-Backed	4,771.5	—	—	—	—	4,771.5
Commercial Mortgage-Backed	884.3	—	—	—	—	884.3
Total	$23,106.2	$731.3	$490.8	$—	$13.8	$24,342.1
Percent of Total	95%	3%	2%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,747.4	$—	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	136.4	651.2	—	—	—	787.6
Government Sponsored Agency	11,545.2	—	—	—	—	11,545.2
Non-U.S. Government	360.0	—	—	—	—	360.0
Corporate Debt	302.5	462.6	938.7	19.6	24.2	1,747.6
Covered Bonds	367.0	—	21.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,816.3	451.5	211.6	—	—	2,479.4
Other Asset-Backed	5,256.2	—	—	—	—	5,256.2
Commercial Mortgage-Backed	1,387.8	—	—	—	—	1,387.8
Total	$23,918.8	$1,565.3	$1,172.0	$19.6	$24.2	$26,699.9
Percent of Total	90%	6%	4%	—%	—%	100%
As of both September 30, 2023 and December 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$918.0	$1,659.7	$—	$—	$—	$2,577.7
Government Sponsored Agency	9,159.9	—	—	—	—	9,159.9
Non-U.S. Government	894.1	879.0	1,619.7	319.0	—	3,711.8
Corporate Debt	2.2	299.2	337.7	—	—	639.1
Covered Bonds	2,116.9	—	—	—	—	2,116.9
Certificates of Deposit	367.4	—	—	—	38.0	405.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,162.6	1,251.3	28.8	1.1	—	5,443.8
Other Asset-Backed	246.6	—	—	—	—	246.6
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	56.0	—	—	—	525.6	581.6
Total	$17,961.3	$4,089.2	$1,986.2	$320.1	$563.6	$24,920.4
Percent of Total	72%	17%	8%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
As of both September 30, 2023 and December 31, 2022, the 2% of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $3.4 billion and $3.2 billion at September 30, 2023 and December 31, 2022, respectively. Net unrealized losses as of September 30, 2023 were comprised of $12.0 million and $3.4

ASSET QUALITY (continued)
Securities Portfolio (continued)
billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2022 were comprised of $9.1 million and $3.2 billion of gross unrealized gains and losses, respectively. $913.1 million of the $3.4 billion gross unrealized losses relate to AFS debt securities as of September 30, 2023, and $1.1 billion of the $3.2 billion gross unrealized losses relate to AFS debt securities as of December 31, 2022.
As of September 30, 2023, the $24.3 billion AFS debt securities portfolio had unrealized losses of $338.1 million, $195.6 million, and $140.4 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2022, the $26.7 billion AFS debt securities portfolio had unrealized losses of $351.6 million, $288.1 million, and $157.6 million related to government sponsored agency, other asset-backed, and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which were primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
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
As of September 30, 2023, the $24.9 billion HTM debt securities portfolio had unrealized losses of $1.4 billion and $400.3 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had an unrealized loss of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which were primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
TABLE 26: NONACCRUAL ASSETS

	SEPTEMBER 30, 2023			DECEMBER 31, 2022
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$16.3		24%	$17.4		38%
Commercial Real Estate	3.2		4	10.2		22
Total Commercial	$19.5		28%	$27.6		60%
Personal
Private Client	$19.8		29%	$—		—%
Residential Real Estate	29.5		43	18.3		40
Total Personal	$49.3		72%	$18.3		40%
Total Nonaccrual Loans	68.8			45.9
Other Real Estate Owned	0.3			—
Total Nonaccrual Assets	$69.1			$45.9
90 Day Past Due Loans Still Accruing	$36.2			$54.2
Nonaccrual Loans to Total Loans	0.16%			0.11%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	2.4	x		3.1	x
Nonaccrual assets of $69.1 million as of September 30, 2023 increased $23.2 million or 51% from December 31, 2022, primarily due to the addition of eight new nonaccrual loans, partially offset by a commercial real estate upgrade and a commercial real estate charge-off. The eight new nonaccrual loans were composed of five residential real estate, two private client, and one commercial real estate loan. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
As of September 30, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $166.8 million, $28.3 million, $14.9 million, and $1.1 million, respectively. As of December 31, 2022, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $144.3 million, $38.5 million, $16.0 million, and $0.8 million, respectively. There was a $0.7 million and $1.3 million allowance for credit losses related to AFS debt securities as of September 30, 2023 and December 31, 2022, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and nine months ended September 30, 2023 and September 30, 2022 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.3	—%	$10.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	50.5	28	57.0	29
Commercial Real Estate	102.5	12	76.5	11
Non-U.S.	1.6	6	8.3	7
Other	—	5	0.3	3
Total Commercial	154.6	51	142.1	50
Personal
Private Client	11.2	32	11.2	33
Residential Real Estate	18.3	14	18.0	15
Non-U.S.	0.7	1	1.1	1
Other	—	2	—	1
Total Personal	30.2	49	30.3	50
Total Allowance Evaluated on a Collective Basis	$184.8		$172.4
Total Allowance for Credit Losses	$195.1		$182.8
Allowance Assigned to
Loans	$166.8		$144.3
Undrawn Commitments and Standby Letters of Credit	28.3		38.5
Total Allowance for Credit Losses	$195.1		$182.8
Allowance Assigned to Loans to Total Loans	0.38%		0.34%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 28: COMMERCIAL REAL ESTATE LOANS

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Commercial Mortgages
Apartment/ Multi-family	$1,623.0	$1,392.7
Office	1,016.9	1,054.0
Industrial/ Warehouse	668.6	596.2
Retail	623.0	572.2
Other	582.1	548.0
Total Commercial Mortgages	4,513.6	4,163.1
Construction, Acquisition and Development Loans	549.5	609.9
Total Commercial Real Estate Loans	$5,063.1	$4,773.0
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the nine months ended September 30, 2023 and 2022.
TABLE 29: CASH FLOW ACTIVITY SUMMARY

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(177.6)	$(1,759.6)
Investing activities	9,647.1	21,773.5
Financing activities	(8,890.7)	(18,156.8)
Effect of Foreign Currency Exchange Rates on Cash	(277.3)	(421.1)
Change in Cash and Due from Banks	$301.5	$1,436.0
Operating Activities
Net cash used in operating activities of $177.6 million for the nine months ended September 30, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties and an increase in receivables, partially offset by period earnings, net changes in other operating activities, and an increase in interest payable.
Net cash used in operating activities of $1.8 billion for the nine months ended September 30, 2022, was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings.
Investing Activities
Net cash provided by investing activities of $9.6 billion for the nine months ended September 30, 2023, was primarily attributable to decreased levels of Federal Reserve and other central bank deposits.
Net cash provided by investing activities of $21.8 billion for the nine months ended September 30, 2022, was primarily attributable to decreased levels of Federal Reserve and other central bank deposits and net proceeds from HTM debt securities, partially offset by higher levels of loans.
Financing Activities
Net cash used in financing activities of $8.9 billion for the nine months ended September 30, 2023, was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of federal funds purchased and proceeds from long-term debt. The decrease in total deposits was primarily attributable to lower levels of savings, money market, and other interest-bearing deposits and lower levels of non-U.S. office interest-bearing deposits.
Net cash used in financing activities of $18.2 billion for the nine months ended September 30, 2022, was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of federal funds purchased and short-term other borrowings. The decrease in total deposits was primarily attributable to lower levels of non-U.S. office noninterest-bearing and interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at September 30, 2023, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
On July 27, 2023, the U.S. banking regulators issued a notice of proposed rulemaking, known as Basel III endgame, which would change how risk-based capital requirements are determined for banking organizations including Northern Trust. The proposed rule would eliminate the existing advanced approach for determining risk weighted assets and replace it with a new expanded risk based approach. The new requirements would be phased in over a three year period beginning July 1, 2025. The Corporation is evaluating the impact of the proposed rule on our regulatory capital requirements.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 30: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	SEPTEMBER 30, 2023		JUNE 30, 2023		SEPTEMBER 30, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.4%	13.2%	11.3%	13.0%	10.1%	11.4%	N/A	4.5%
Tier 1 Capital	12.4	14.3	12.3	14.1	11.1	12.5	6.0	6.0
Total Capital	14.5	16.5	14.4	16.3	12.2	13.5	10.0	8.0
Tier 1 Leverage	7.9	7.9	7.4	7.4	7.0	7.0	N/A	4.0
Supplementary Leverage	N/A	8.4	N/A	8.3	N/A	7.7	N/A	3.0

Capital Ratios — The Northern Trust Company	SEPTEMBER 30, 2023		JUNE 30, 2023		SEPTEMBER 30, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.3%	14.5%	12.1%	14.3%	10.7%	12.2%	6.5%	4.5%
Tier 1 Capital	12.3	14.5	12.1	14.3	10.7	12.2	8.0	6.0
Total Capital	14.2	16.4	13.9	16.2	11.6	13.0	10.0	8.0
Tier 1 Leverage	7.8	7.8	7.4	7.4	6.7	6.7	5.0	4.0
Supplementary Leverage	N/A	8.3	N/A	8.2	N/A	7.4	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023, although early adoption is permitted. Upon adoption, ASU 2023-02 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
In August 2023, the FASB issued ASU No. 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (ASU 2023-05). ASU 2023-05 addresses the accounting for contributions made to a joint venture by requiring all contributions received by the joint venture to be measured at fair value upon its formation. Prior to the issuance of ASU 2023-05, U.S. GAAP did not contain specific guidance on how a joint venture should recognize contributions received. ASU 2023-05 is effective for interim and annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2025-03 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
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
We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 60% and 63% of total assets as of September 30, 2023 and December 31, 2022, respectively. 83% and 81% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of September 30, 2023 and December 31, 2022, respectively.
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

RISK MANAGEMENT (continued)
Market Risk (continued)

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 basis point ramp downward movements in interest rates relative to forward rates as of September 30, 2023 and September 30, 2022. A 200 basis point ramp downward movement in interest rate relative to forward rate is also provided as of September 30, 2023. Each rate movement is assumed to occur gradually over a one-year period. Given the low level of interest rates at the time and assumed interest rate floors as rates approach zero, the 200 basis point ramp downward movement in interest rate relative to forward rate as of September 30, 2022 would not provide meaningful results and is therefore not provided.
TABLE 31: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
($ In Millions)	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(29)	$64
200 Basis Points	(63)	128
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$27	$(70)
200 Basis Points	40	N/M
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

RISK MANAGEMENT (continued)
Market Risk (continued)

▪the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values; and
▪Monte Carlo simulation is used to generate forward interest rate paths.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and a 100 and 200 basis point shock down from current market implied forward rates at September 30, 2023 and December 31, 2022. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 32: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
($ In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(616)	$(472)
200 Basis Points	(1,271)	(965)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$707	$596
200 Basis Points	1,306	842
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
Value-At-Risk (VaR) — Northern Trust measures daily the risk of loss associated with trading positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on high confidence levels, of the potential loss in value that might be incurred if an adverse shift in foreign exchange rates and interest rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies and interest rates. VaR is computed for each trading desk and for the global portfolio.
Northern Trust monitors several variations of the VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical simulation, Monte Carlo simulation and Taylor approximation), horizons of one day and ten days, confidence levels of 95% and 99%, subcomponent VaRs using only foreign exchange (FX) drivers, only interest rate (IR) drivers, and only volatility drivers, and look-back periods of one year, two years, and four years. Those alternative measures provide management an array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.
The following table presents the levels of total regulatory VaR and its subcomponents for global foreign exchange (GFX) in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally weighted volatility. The total VaR for GFX is typically less than the sum of its two subcomponents due to diversification benefits derived from the two subcomponents.
TABLE 33: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

($ In Millions)	TOTAL VaR (FX AND IR DRIVERS)			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022	SEPTEMBER 30, 2023	JUNE 30, 2023	SEPTEMBER 30, 2022
High	$0.5	$0.7	$0.2	$0.7	$0.7	$0.2	$0.4	$0.3	$0.1
Low	0.1	0.1	0.1	0.1	—	—	0.1	—	—
Average	0.2	0.2	0.1	0.2	0.2	0.1	0.1	0.1	0.1
Quarter-End	0.1	0.3	0.1	0.1	0.4	0.1	0.1	0.2	0.1
For the GFX portfolio, the daily high, low, average, and quarter-end VaR values were all less than $0.6 million for the quarter ended September 30, 2023. During the three months ended September 30, 2023, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
VaR measures for interest rate derivatives (IRDs), historically immaterial, became temporarily inflated during the second quarter of 2023 as a result of transitions of IRD contracts from London Interbank Offered Rate (LIBOR) to Secured Overnight Finance Rate (SOFR) referencing. Although they remained elevated relative to historical levels, the risk measures declined in the third quarter of 2023. For the IRD portfolio, the daily high, low, average, and quarter-end VaR values were all less than $0.7 million for the quarter ended September 30, 2023.

RISK MANAGEMENT (continued)
Market Risk (continued)

Foreign currency balances arise not from executing trades but rather in the course of regular business operations, namely from non-U.S.-dollar-denominated revenues and expenses accruing onto the Corporation’s balance sheet. No longer hedged as of the third quarter of 2023, the balances are considered trading positions for regulatory purposes. For foreign currency balances, the daily high, low, average, and quarter-end VaR values were all less than $1.3 million for the quarter ended September 30, 2023.
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
TABLE 34: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	2023	2022
Net Interest Income
Interest Income - GAAP	$1,935.0	$799.3	$5,125.4	$1,707.6
Add: FTE Adjustment	13.2	12.3	39.5	30.1
Interest Income (FTE) - Non-GAAP	$1,948.2	$811.6	$5,164.9	$1,737.7

Net Interest Income - GAAP	$456.2	$513.0	$1,498.9	$1,352.7
Add: FTE Adjustment	13.2	12.3	39.5	30.1
Net Interest Income (FTE) - Non-GAAP	$469.4	$525.3	$1,538.4	$1,382.8

Net Interest Margin - GAAP	1.41%	1.54%	1.51%	1.29%
Net Interest Margin (FTE) - Non-GAAP	1.45%	1.58%	1.55%	1.32%

Total Revenue
Total Revenue - GAAP	$1,726.5	$1,754.8	$5,228.2	$5,242.2
Add: FTE Adjustment	13.2	12.3	39.5	30.1
Total Revenue (FTE) - Non-GAAP	$1,739.7	$1,767.1	$5,267.7	$5,272.3

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
•FDIC assessments to recover losses to the Deposit Insurance Fund in connection with bank closures;
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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including the continuing military conflict involving Ukraine and the Russian Federation and evolving events in the Middle East), and the responses of the United States and other countries to those events;
•unexpected deposit outflows;
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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	SEPTEMBER 30, 2023	DECEMBER 31, 2022

ASSETS
Cash and Due from Banks	$4,955.7	$4,654.2
Federal Reserve and Other Central Bank Deposits	32,316.8	40,030.4
Interest-Bearing Deposits with Banks	2,122.5	1,941.1
Federal Funds Sold	—	32.0
Securities Purchased under Agreements to Resell	384.3	1,070.3
Debt Securities
Available for Sale (Amortized cost of $25,246.1 and $27,760.0)	24,342.1	26,699.9
Held to Maturity (Fair value of $22,449.7 and $22,879.3)	24,920.4	25,036.1
Trading Account	0.1	95.2
Total Debt Securities	49,262.6	51,831.2
Loans
Commercial	21,987.3	21,635.6
Personal	21,589.7	21,257.7
Total Loans (Net of unearned income of $5.9 and $9.0)	43,577.0	42,893.3
Allowance for Credit Losses	(182.7)	(161.1)
Buildings and Equipment	465.0	500.5
Client Security Settlement Receivables	147.6	1,698.3
Goodwill	692.8	691.3
Other Assets	12,589.0	9,855.2
Total Assets	$146,330.6	$155,036.7
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$12,925.1	$16,582.7
Savings, Money Market and Other Interest-Bearing	24,362.6	31,128.6
Savings Certificates and Other Time	4,038.6	1,981.3
Non U.S. Offices — Noninterest-Bearing	8,012.7	8,757.6
— Interest-Bearing	60,826.9	65,481.9
Total Deposits	110,165.9	123,932.1
Federal Funds Purchased	5,539.3	1,896.9
Securities Sold Under Agreements to Repurchase	545.9	567.2
Other Borrowings	6,870.9	7,592.3
Senior Notes	2,688.9	2,724.2
Long-Term Debt	4,060.7	2,066.2
Other Liabilities	4,611.8	4,998.3
Total Liabilities	134,483.4	143,777.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, outstanding shares of 5,000	493.5	493.5
Series E, outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 207,036,370 and 208,428,309	408.6	408.6
Additional Paid-In Capital	993.1	983.5
Retained Earnings	14,281.6	13,798.5
Accumulated Other Comprehensive Loss	(1,363.4)	(1,569.2)
Treasury Stock (38,135,154 and 36,743,215 shares, at cost)	(3,357.6)	(3,246.8)
Total Stockholders’ Equity	11,847.2	11,259.5
Total Liabilities and Stockholders’ Equity	$146,330.6	$155,036.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions Except Share Information)	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,111.9	$1,078.7	$3,271.8	$3,390.5
Foreign Exchange Trading Income	51.8	64.7	154.9	223.2
Treasury Management Fees	7.5	9.3	23.8	31.0
Security Commissions and Trading Income	30.9	32.1	101.7	101.1
Other Operating Income	68.2	57.3	170.2	144.0
Investment Security Gains (Losses), net	—	(0.3)	6.9	(0.3)
Total Noninterest Income	1,270.3	1,241.8	3,729.3	3,889.5
Net Interest Income
Interest Income	1,935.0	799.3	5,125.4	1,707.6
Interest Expense	1,478.8	286.3	3,626.5	354.9
Net Interest Income	456.2	513.0	1,498.9	1,352.7
Provision for Credit Losses	14.0	0.5	13.5	7.0
Net Interest Income after Provision for Credit Losses	442.2	512.5	1,485.4	1,345.7
Noninterest Expense
Compensation	558.1	553.3	1,757.8	1,663.7
Employee Benefits	100.8	109.9	303.2	333.8
Outside Services	229.6	220.9	671.3	647.4
Equipment and Software	232.5	212.4	693.5	609.4
Occupancy	58.7	51.3	173.8	153.4
Other Operating Expense	98.5	82.0	296.1	251.6
Total Noninterest Expense	1,278.2	1,229.8	3,895.7	3,659.3
Income before Income Taxes	434.3	524.5	1,319.0	1,575.9
Provision for Income Taxes	106.5	129.7	324.8	395.6
Net Income	$327.8	$394.8	$994.2	$1,180.3
Preferred Stock Dividends	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	$311.6	$378.6	$957.1	$1,143.2
Per Common Share
Net Income – Basic	$1.49	$1.80	$4.56	$5.44
– Diluted	1.49	1.80	4.56	5.43
Average Number of Common Shares Outstanding
– Basic	207,021,554	208,400,135	207,611,420	208,271,070
– Diluted	207,252,992	208,888,572	207,927,720	208,858,976

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Net Income	$327.8	$394.8	$994.2	$1,180.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	32.3	(272.2)	170.5	(1,674.0)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.4)	2.1	(1.1)	5.1
Net Foreign Currency Adjustments	9.6	20.2	34.2	2.6
Net Pension and Other Postretirement Benefit Adjustments	1.0	(24.5)	2.2	(83.1)
Other Comprehensive Income (Loss)	42.5	(274.4)	205.8	(1,749.4)
Comprehensive Income (Loss)	$370.3	$120.4	$1,200.0	$(569.1)
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
Net Income	—	—	—	331.8	—	—	331.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(39.7)	—	(39.7)
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.8)	—	—	(157.8)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	15.5	—	—	2.1	17.6
Stock Purchased	—	—	—	—	—	(99.3)	(99.3)
Balance at June 30, 2023	$884.9	$408.6	$980.0	$14,127.6	$(1,405.9)	$(3,359.5)	$11,635.7
Net Income	—	—	—	327.8	—	—	327.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	42.5	—	42.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.6)	—	—	(157.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	13.1	—	—	4.1	17.2
Stock Purchased	—	—	—	—	—	(1.1)	(1.1)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.1)	$(1.1)
Balance at September 30, 2023	$884.9	$408.6	$993.1	$14,281.6	$(1,363.4)	$(3,357.6)	$11,847.2
See accompanying notes to the consolidated financial statements.

	NINE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	389.3	—	—	389.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(871.4)	—	(871.4)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(147.8)	—	—	(147.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(7.6)	—	—	80.5	72.9
Stock Purchased	—	—	—	—	—	(33.8)	(33.8)
Balance at March 31, 2022	$884.9	$408.6	$931.7	$13,342.6	$(907.0)	$(3,251.0)	$11,409.8
Net Income	—	—	—	396.2	—	—	396.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(603.6)	—	(603.6)
Dividends Declared:
Common Stock, $0.70 per share	—	—	—	(148.0)	—	—	(148.0)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	19.4	—	—	0.9	20.3
Stock Purchased	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2022	$884.9	$408.6	$951.1	$13,586.1	$(1,510.6)	$(3,250.4)	$11,069.7
Net Income	—	—	—	394.8	—	—	394.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(274.4)	—	(274.4)
Dividends Declared:	—	—	—	—	—	—
Common Stock, $0.75 per share	—	—	—	(158.4)	—	—	(158.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	12.5	—	—	3.6	16.1
Stock Purchased	—	—		—	—	(1.2)	(1.2)
Balance at September 30, 2022	$884.9	$408.6	$963.6	$13,806.3	$(1,785.0)	$(3,248.0)	$11,030.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$994.2	$1,180.3
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Gains	(6.9)	0.3
Amortization and Accretion of Securities and Unearned Income, net	5.8	51.5
Provision for Credit Losses	13.5	7.0
Depreciation and Amortization	465.6	405.4
Pension Plan Contributions	(16.5)	(20.7)
Change in Receivables	(200.3)	(107.8)
Change in Interest Payable	88.8	92.6
Change in Collateral With Derivative Counterparties, net	(1,857.5)	(3,089.5)
Other Operating Activities, net	335.7	(278.7)
Net Cash Used in Operating Activities	(177.6)	(1,759.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(32.0)	(30.1)
Change in Securities Purchased under Agreements to Resell	717.5	(550.6)
Change in Interest-Bearing Deposits with Banks	(203.0)	193.7
Net Change in Federal Reserve and Other Central Bank Deposits	7,760.3	22,777.0
Purchases of Held to Maturity Debt Securities	(25,821.1)	(27,309.4)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	25,872.9	31,071.5
Purchases of Available for Sale Debt Securities	(4,412.0)	(3,777.9)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	6,912.5	5,524.9
Change in Loans	(681.6)	(3,607.7)
Purchases of Buildings and Equipment	(52.7)	(70.7)
Purchases and Development of Computer Software	(412.8)	(425.2)
Change in Client Security Settlement Receivables	1,555.0	(1,170.3)
Bank-Owned Life Insurance Policy Premiums	—	(500.0)
Other Investing Activities, net	(1,555.9)	(351.7)
Net Cash Provided by Investing Activities	9,647.1	21,773.5
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(13,089.4)	(26,117.2)
Change in Federal Funds Purchased	3,642.4	4,364.6
Change in Securities Sold under Agreements to Repurchase	(21.3)	29.4
Change in Short-Term Other Borrowings	(717.4)	3,565.8
Proceeds from Long Term Debt	2,000.0	—
Proceeds from Senior Notes	—	995.4
Repayments of Senior Notes	—	(500.0)
Treasury Stock Purchased	(201.3)	(35.3)
Net Proceeds from Stock Options	1.9	3.4
Cash Dividends Paid on Common Stock	(467.3)	(437.5)
Cash Dividends Paid on Preferred Stock	(37.1)	(25.6)
Other Financing Activities, net	(1.2)	0.2
Net Cash Used in Financing Activities	(8,890.7)	(18,156.8)
Effect of Foreign Currency Exchange Rates on Cash	(277.3)	(421.1)
Change in Cash and Due from Banks	301.5	1,436.0
Cash and Due from Banks at Beginning of Period	4,654.2	3,056.8
Cash and Due from Banks at End of Period	$4,955.7	$4,492.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$3,536.9	$263.4
Income Taxes Paid	211.1	295.3
Transfers from Loans to OREO	0.2	—
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	—	6,623.3
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2023 and 2022, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2022.
Note 2 – Recent Accounting Pronouncements
On January 1, 2023, Northern Trust adopted Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” (ASU 2022-01). The amendments in ASU 2022-01 expand the current last-of-layer hedging model from a single-layer method to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, ASU 2022-01 (1) expands the scope of the portfolio layer method to include non-prepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Upon adoption of ASU 2022-01, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the nine months ended September 30, 2023 or the year ended December 31, 2022.
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
Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2023, Northern Trust’s AFS debt securities portfolio included 1,009 Level 2 debt securities with an aggregate market value of $21.5 billion. Substantially all were valued by external pricing vendors. As of December 31, 2022, Northern Trust’s AFS debt securities portfolio included 1,163 Level 2 debt securities with an aggregate market value of $24.0 billion. All 1,163 debt securities were valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of September 30, 2023 and December 31, 2022, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 35: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$28.9 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.15%			10.15%
			Expected Duration	12	-	30 months	16 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.8 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.53%			8.53%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by fair value hierarchy level.
TABLE 36: RECURRING BASIS HIERARCHY LEVELING

	SEPTEMBER 30, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,879.4	$—	$—	$—	$2,879.4
Obligations of States and Political Subdivisions	—	282.1	—	—	282.1
Government Sponsored Agency	—	11,656.8	—	—	11,656.8
Non-U.S. Government	—	246.9	—	—	246.9
Corporate Debt	—	380.9	—	—	380.9
Covered Bonds	—	280.4	—	—	280.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,959.8	—	—	2,959.8
Other Asset-Backed	—	4,771.5	—	—	4,771.5
Commercial Mortgage-Backed	—	884.3	—	—	884.3
Total Available for Sale	2,879.4	21,462.7	—	—	24,342.1
Trading Account	—	0.1	—	—	0.1
Total Available for Sale and Trading Debt Securities	2,879.4	21,462.8	—	—	24,342.2
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	3,049.1	—	(1,266.6)	1,782.5
Interest Rate Contracts	—	363.9	—	(286.5)	77.4
Other Financial Derivatives	—	—	—	—	—
Total Derivative Assets	—	3,413.0	—	(1,553.1)	1,859.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,820.2	—	(2,380.6)	439.6
Interest Rate Contracts	—	467.3	—	(2.1)	465.2
Other Financial Derivatives(1)	—	—	28.9	(27.2)	1.7
Total Derivative Liabilities	$—	$3,287.5	$28.9	$(2,409.9)	$906.5
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2023, derivative assets and liabilities shown above also include reductions of $287.0 million and $1.1 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
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
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2022, derivative assets and liabilities shown above also include reductions of $1.1 billion and $195.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of total return swap contracts.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2023 and 2022.
TABLE 37: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED SEPTEMBER 30,	2023	2022
Fair Value at July 1	$36.4	$31.1
Total (Gains) Losses:
Included in Earnings(1)	(2.4)	1.1
Purchases, Issues, Sales, and Settlements
Settlements	(5.1)	(4.6)
Fair Value at September 30	$28.9	$27.6
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

NINE MONTHS ENDED SEPTEMBER 30,	2023	2022
Fair Value at January 1	$34.8	$37.5
Total (Gains) Losses:
Included in Earnings(1)	16.1	11.2
Purchases, Issues, Sales, and Settlements
Settlements	(22.0)	(21.1)
Fair Value at September 30	$28.9	$27.6
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
Assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% with a weighted average based on fair values of 20.0%, and a range of discount factors from 15.0% to 20.0% with a weighted average of 17.2%, as of September 30, 2023 and December 31, 2022, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $3.8 million and $6.6 million at September 30, 2023 and December 31, 2022, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 38: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$3.8 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.6 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	-	20.0%	17.2%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of September 30, 2023 and December 31, 2022. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 39: FAIR VALUE OF FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,955.7	$4,955.7	$4,955.7	$—	$—
Federal Reserve and Other Central Bank Deposits	32,316.8	32,316.8	—	32,316.8	—
Interest-Bearing Deposits with Banks	2,122.5	2,122.5	—	2,122.5	—
Securities Purchased under Agreements to Resell	384.3	384.3	—	384.3	—
Debt Securities - Held to Maturity	24,920.4	22,449.7	—	22,449.7	—
Loans
Held for Investment	43,410.2	43,384.4	—	—	43,384.4
Other Assets	1,502.1	1,485.4	89.4	1,396.0	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$45,300.4	$45,300.4	$45,300.4	$—	$—
Savings Certificates and Other Time	4,038.6	4,070.4	—	4,070.4	—
Non U.S. Offices Interest-Bearing	60,826.9	60,826.9	—	60,826.9	—
Federal Funds Purchased	5,539.3	5,539.3	—	5,539.3	—
Securities Sold Under Agreements to Repurchase	545.9	545.9	—	545.9	—
Other Borrowings	6,870.9	6,888.1	—	6,888.1	—
Senior Notes	2,688.9	2,646.6	—	2,646.6	—
Long-Term Debt	4,060.7	4,026.1	—	4,026.1	—
Unfunded Commitments	205.5	205.5	—	205.5	—
Other Liabilities	89.5	89.5	—	—	89.5

	DECEMBER 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,654.2	$4,654.2	$4,654.2	$—	$—
Federal Reserve and Other Central Bank Deposits	40,030.4	40,030.4	—	40,030.4	—
Interest-Bearing Deposits with Banks	1,941.1	1,941.1	—	1,941.1	—
Federal Funds Sold	32.0	32.0	—	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	1,070.3	—	1,070.3	—
Debt Securities - Held to Maturity	25,036.1	22,879.3	50.0	22,829.3	—
Loans
Held for Investment	42,749.0	42,636.5	—	—	42,636.5
Other Assets	1,476.9	1,460.4	94.7	1,365.7	—
FINANCIAL LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing	$56,468.9	$56,468.9	$56,468.9	$—	$—
Savings Certificates and Other Time	1,981.3	1,976.1	—	1,976.1	—
Non U.S. Offices Interest-Bearing	65,481.9	65,481.9	—	65,481.9	—
Federal Funds Purchased	1,896.9	1,896.9	—	1,896.9	—
Securities Sold Under Agreements to Repurchase	567.2	567.2	—	567.2	—
Other Borrowings	7,592.3	7,592.8	—	7,592.8	—
Senior Notes	2,724.2	2,729.8	—	2,729.8	—
Long-Term Debt	2,066.2	2,110.7	—	2,110.7	—
Unfunded Commitments	218.9	218.9	—	218.9	—
Other Liabilities	73.2	73.2	—	—	73.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of September 30, 2023 and December 31, 2022, and remaining maturities of AFS debt securities as of September 30, 2023.
TABLE 40: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	SEPTEMBER 30, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,981.2	$—	$101.8	$2,879.4
Obligations of States and Political Subdivisions	301.5	—	19.4	282.1
Government Sponsored Agency	11,988.1	6.8	338.1	11,656.8
Non-U.S. Government	271.0	—	24.1	246.9
Corporate Debt	397.9	0.1	17.1	380.9
Covered Bonds	292.2	0.1	11.9	280.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,099.2	1.0	140.4	2,959.8
Other Asset-Backed	4,966.1	1.0	195.6	4,771.5
Commercial Mortgage-Backed	948.9	0.1	64.7	884.3
Total	$25,246.1	$9.1	$913.1	$24,342.1

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,837.7	$2.5	$92.8	$2,747.4
Obligations of States and Political Subdivisions	817.8	—	30.2	787.6
Government Sponsored Agency	11,892.5	4.3	351.6	11,545.2
Non-U.S. Government	387.6	—	27.6	360.0
Corporate Debt	1,774.3	0.2	26.9	1,747.6
Covered Bonds	403.1	0.3	14.7	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,645.8	0.3	166.7	2,479.4
Other Asset-Backed	5,544.3	—	288.1	5,256.2
Commercial Mortgage-Backed	1,456.9	0.1	69.2	1,387.8
Total	$27,760.0	$7.7	$1,067.8	$26,699.9
TABLE 41: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

SEPTEMBER 30, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$297.3	$296.4	$2,683.9	$2,583.0	$—	$—	$—	$—	$2,981.2	$2,879.4
Obligations of States and Political Subdivisions	—	—	109.1	102.8	192.4	179.3	—	—	301.5	282.1
Government Sponsored Agency	2,294.8	2,250.7	5,259.3	5,113.8	3,481.1	3,389.9	952.9	902.4	11,988.1	11,656.8
Non-U.S. Government	—	—	271.0	246.9	—	—	—	—	271.0	246.9
Corporate Debt	150.4	148.2	230.9	218.8	16.6	13.9	—	—	397.9	380.9
Covered Bonds	141.6	140.1	150.6	140.3	—	—	—	—	292.2	280.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	569.8	563.0	2,465.3	2,347.1	64.1	49.7	—	—	3,099.2	2,959.8
Other Asset-Backed	731.5	711.3	3,985.4	3,815.4	248.9	244.5	0.3	0.3	4,966.1	4,771.5
Commercial Mortgage-Backed	38.8	36.7	765.8	729.2	144.3	118.4	—	—	948.9	884.3
Total	$4,224.2	$4,146.4	$15,921.3	$15,297.3	$4,147.4	$3,995.7	$953.2	$902.7	$25,246.1	$24,342.1
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2023 and December 31, 2022.
TABLE 42: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

SEPTEMBER 30, 2023	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$1,551.0	$12.1	$1,183.0	$89.7	$2,734.0	$101.8
Obligations of States and Political Subdivisions	—	—	282.1	19.4	282.1	19.4
Government Sponsored Agency	2,855.0	18.1	7,865.9	320.0	10,720.9	338.1
Non-U.S. Government	—	—	246.9	24.1	246.9	24.1
Corporate Debt	12.4	0.3	229.9	9.9	242.3	10.2
Covered Bonds	—	—	214.8	11.9	214.8	11.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	302.6	1.9	1,898.2	138.5	2,200.8	140.4
Other Asset-Backed	—	—	4,561.6	195.6	4,561.6	195.6
Commercial Mortgage-Backed	—	—	856.7	64.7	856.7	64.7
Total	$4,721.0	$32.4	$17,339.1	$873.8	$22,060.1	$906.2
Note: Three corporate debt AFS securities with a fair value of $81.5 million and unrealized losses of $6.9 million have been excluded from the table above as these AFS securities have a $0.7 million allowance for credit losses reported as of September 30, 2023. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
As of September 30, 2023, 1,044 AFS debt securities with a combined fair value of $22.1 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $906.2 million. As of September 30, 2023, unrealized losses related to AFS debt securities of $338.1 million, $195.6 million, and $140.4 million related to government-sponsored agency securities, other asset-backed and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher intermediate rates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
There was a $0.6 million release of credit reserves for AFS securities for both the three and nine months ended September 30, 2023. There was a $0.9 million release of credit reserves and an $0.8 million provision for credit losses for AFS securities for the three and nine months ended September 30, 2022, respectively. There was a $0.7 million allowance for credit losses for AFS securities as of September 30, 2023 which was primarily corporate debt securities and $1.3 million allowance for credit losses for AFS securities as of December 31, 2022. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of September 30, 2023 and December 31, 2022, and remaining maturities of HTM debt securities as of September 30, 2023.
TABLE 43: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	SEPTEMBER 30, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,577.7	$—	$177.9	$2,399.8
Government Sponsored Agency	9,159.9	—	1,405.6	7,754.3
Non-U.S. Government	3,711.8	0.1	126.6	3,585.3
Corporate Debt	639.1	—	38.0	601.1
Covered Bonds	2,116.9	0.4	142.0	1,975.3
Certificates of Deposit	405.4	0.1	—	405.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,443.8	1.3	400.3	5,044.8
Other Asset-Backed	246.6	1.0	0.2	247.4
Commercial Mortgage-Backed	37.6	—	0.7	36.9
Other	581.6	—	182.3	399.3
Total	$24,920.4	$2.9	$2,473.6	$22,449.7

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$50.0	$—	$—	$50.0
Obligations of States and Political Subdivisions	2,565.3	—	149.8	2,415.5
Government Sponsored Agency	9,407.7	—	1,076.0	8,331.7
Non-U.S. Government	3,234.0	0.1	133.8	3,100.3
Corporate Debt	713.3	—	45.4	667.9
Covered Bonds	2,530.3	0.3	158.7	2,371.9
Certificates of Deposit	35.9	—	—	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	1.0	436.1	5,268.2
Other Asset-Backed	263.7	—	1.0	262.7
Other	532.6	—	157.4	375.2
Total	$25,036.1	$1.4	$2,158.2	$22,879.3
As of September 30, 2023, the $24.9 billion HTM debt securities portfolio had unrealized losses of $1.4 billion and $400.3 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 44: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

SEPTEMBER 30, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$58.1	$56.9	$988.1	$941.6	$1,187.1	$1,095.1	$344.4	$306.2	$2,577.7	$2,399.8
Government Sponsored Agency	859.7	727.6	3,105.8	2,649.4	3,408.4	2,901.4	1,786.0	1,475.9	9,159.9	7,754.3
Non-U.S. Government	2,341.3	2,337.5	1,338.1	1,221.1	32.4	26.7	—	—	3,711.8	3,585.3
Corporate Debt	96.2	94.6	528.0	494.6	14.9	11.9	—	—	639.1	601.1
Covered Bonds	135.5	132.6	1,678.3	1,582.7	303.1	260.0	—	—	2,116.9	1,975.3
Certificates of Deposit	405.4	405.5	—	—	—	—	—	—	405.4	405.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	817.0	810.2	4,604.4	4,216.8	22.4	17.8	—	—	5,443.8	5,044.8
Other Asset-Backed	43.8	43.7	93.0	93.2	109.8	110.5	—	—	246.6	247.4
Commercial Mortgage-Backed	—	—	37.6	36.9	—	—	—	—	37.6	36.9
Other	34.9	33.6	338.9	292.8	29.8	21.0	178.0	51.9	581.6	399.3
Total	$4,791.9	$4,642.2	$12,712.2	$11,529.1	$5,107.9	$4,444.4	$2,308.4	$1,834.0	$24,920.4	$22,449.7
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 45: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2023
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$918.0	$1,659.7	$—	$—	$—	$2,577.7
Government Sponsored Agency	9,159.9	—	—	—	—	9,159.9
Non-U.S. Government	894.1	879.0	1,619.7	319.0	—	3,711.8
Corporate Debt	2.2	299.2	337.7	—	—	639.1
Covered Bonds	2,116.9	—	—	—	—	2,116.9
Certificates of Deposit	367.4	—	—	—	38.0	405.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,162.6	1,251.3	28.8	1.1	—	5,443.8
Other Asset-Backed	246.6	—	—	—	—	246.6
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	56.0	—	—	—	525.6	581.6
Total	$17,961.3	$4,089.2	$1,986.2	$320.1	$563.6	$24,920.4
Percent of Total	72%	17%	8%	1%	2%	100%

	DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 97% of the HTM portfolio at both September 30, 2023 and December 31, 2022 comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both September 30, 2023 and December 31, 2022 and 2% was not rated by Moody’s, S&P Global, or Fitch

Notes to Consolidated Financial Statements (unaudited) (continued)
Ratings at both September 30, 2023 and December 31, 2022. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. Proceeds of $17.1 million from the sale of debt securities resulted in an immaterial investment security gain for the three months ended September 30, 2023. Proceeds of $2.2 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the nine months ended September 30, 2023. Proceeds of $100.2 million from the sale of debt securities resulted in an investment security loss of $0.3 million for the three and nine months ended September 30, 2022.
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 46: LOANS

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Commercial
Commercial and Institutional(1)	$12,061.3	$12,415.0
Commercial Real Estate	5,063.1	4,773.0
Non-U.S.(1)	2,857.8	3,131.1
Other	2,005.1	1,316.5
Total Commercial	21,987.3	21,635.6
Personal
Private Client	14,068.6	14,119.0
Residential Real Estate	6,285.8	6,413.5
Non-U.S.	432.6	510.0
Other	802.7	215.2
Total Personal	21,589.7	21,257.7
Total Loans	$43,577.0	$42,893.3
(1) Commercial and institutional and commercial-non-U.S. combined include $4.8 billion and $5.6 billion of private equity capital call finance loans at September 30, 2023 and December 31, 2022, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2023 and December 31, 2022, equity credit lines totaled $228.1 million and $248.6 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 97% and 98% of the total equity credit lines as of September 30, 2023 and December 31, 2022, respectively.
Included within the commercial-other, commercial-non-U.S., and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $4.2 billion and $2.9 billion at September 30, 2023 and December 31, 2022, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $4.5 million and $24.4 million at September 30, 2023 and December 31, 2022, respectively.
There were no loans classified as held for sale at September 30, 2023 or December 31, 2022. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans sold for the three and nine months ended September 30, 2023, respectively, and no loans sold for the three months ended September 30, 2022. There were $11.2 million loans sold for the nine months ended September 30, 2022, which were comprised of residential real estate and commercial and institutional loans.

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
Loan segment and class balances as of September 30, 2023 and December 31, 2022 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 47: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

September 30, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$355.1	$539.8	$874.3	$95.9	$148.3	$417.6	$5,148.5	$16.0	$7,595.5
4 to 5 Category	689.9	818.7	669.7	147.6	125.0	180.4	1,549.0	75.3	4,255.6
6 to 9 Category	13.9	71.1	69.3	12.2	0.1	1.7	41.5	0.4	210.2
Total Commercial and Institutional	1,058.9	1,429.6	1,613.3	255.7	273.4	599.7	6,739.0	91.7	12,061.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	334.2	331.8	183.5	19.1	40.8	45.9	47.7	0.5	1,003.5
4 to 5 Category	1,360.9	1,260.2	541.7	228.7	254.9	136.7	202.7	7.4	3,993.2
6 to 9 Category	16.2	3.3	21.6	—	8.2	14.6	2.5	—	66.4
Total Commercial Real Estate	1,711.3	1,595.3	746.8	247.8	303.9	197.2	252.9	7.9	5,063.1
Commercial Real Estate Gross Charge-offs	—	(4.5)	—	—	—	—	—	—	(4.5)
Non-U.S.
Risk Rating:
1 to 3 Category	842.6	—	43.9	65.4	35.8	3.2	823.5	—	1,814.4
4 to 5 Category	689.6	0.8	—	—	23.1	180.2	88.7	—	982.4
6 to 9 Category	46.5	14.5	—	—	—	—	—	—	61.0
Total Non-U.S.	1,578.7	15.3	43.9	65.4	58.9	183.4	912.2	—	2,857.8
Other
Risk Rating:
1 to 3 Category	1,190.9	—	—	—	—	—	—	—	1,190.9
4 to 5 Category	814.2	—	—	—	—	—	—	—	814.2
Total Other	2,005.1	—	—	—	—	—	—	—	2,005.1
Total Commercial	6,354.0	3,040.2	2,404.0	568.9	636.2	980.3	7,904.1	99.6	21,987.3
Commercial Gross Charge-offs	—	(4.5)	—	—	—	—	—	—	(4.5)
Personal
Private Client
Risk Rating:
1 to 3 Category	326.5	218.2	44.4	70.0	15.1	25.0	5,723.2	172.8	6,595.2
4 to 5 Category	305.3	467.8	686.6	99.9	155.4	165.7	5,115.6	429.5	7,425.8
6 to 9 Category	18.3	4.4	—	—	—	17.8	7.1	—	47.6
Total Private Client	650.1	690.4	731.0	169.9	170.5	208.5	10,845.9	602.3	14,068.6
Residential Real Estate
Risk Rating:
1 to 3 Category	198.7	536.2	565.4	405.1	154.2	729.2	229.2	—	2,818.0
4 to 5 Category	115.1	644.7	682.6	672.1	273.7	863.7	142.9	—	3,394.8
6 to 9 Category	—	17.5	5.5	2.2	11.0	33.8	3.0	—	73.0
Total Residential Real Estate	313.8	1,198.4	1,253.5	1,079.4	438.9	1,626.7	375.1	—	6,285.8
Residential Real Estate Gross Write-offs	(0.8)	—	—	—	—	(0.3)	—	—	(1.1)
Non-U.S.
Risk Rating:
1 to 3 Category	16.1	3.7	0.6	—	—	5.5	54.0	—	79.9
4 to 5 Category	9.0	20.7	39.4	—	18.8	8.3	249.0	7.5	352.7
Total Non-U.S.	25.1	24.4	40.0	—	18.8	13.8	303.0	7.5	432.6
Other
Risk Rating:
1 to 3 Category	90.5	—	—	—	—	—	—	—	90.5
4 to 5 Category	712.2	—	—	—	—	—	—	—	712.2
Total Other	802.7	—	—	—	—	—	—	—	802.7
Total Personal	1,791.7	1,913.2	2,024.5	1,249.3	628.2	1,849.0	11,524.0	609.8	21,589.7
Personal Gross Charge-offs	(0.8)	—	—	—	—	(0.3)	—	—	(1.1)
Total Loans	$8,145.7	$4,953.4	$4,428.5	$1,818.2	$1,264.4	$2,829.3	$19,428.1	$709.4	$43,577.0
Total Loans Gross Charge-offs	$(0.8)	$(4.5)	$—	$—	$—	$(0.3)	$—	$—	$(5.6)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2022	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$753.3	$1,087.5	$209.8	$159.3	$45.9	$511.3	$6,032.8	$17.7	$8,817.6
4 to 5 Category	744.1	740.6	300.8	191.1	151.4	174.7	1,102.3	32.9	3,437.9
6 to 9 Category	50.8	30.5	—	13.7	—	—	64.5	—	159.5
Total Commercial and Institutional	1,548.2	1,858.6	510.6	364.1	197.3	686.0	7,199.6	50.6	12,415.0
Commercial Real Estate
Risk Rating:
1 to 3 Category	318.7	227.4	123.6	123.5	39.8	39.1	113.4	3.0	988.5
4 to 5 Category	968.5	1,040.0	637.8	447.3	153.0	256.9	181.5	17.5	3,702.5
6 to 9 Category	7.7	22.7	—	49.1	—	—	2.5	—	82.0
Total Commercial Real Estate	1,294.9	1,290.1	761.4	619.9	192.8	296.0	297.4	20.5	4,773.0
Non-U.S.
Risk Rating:
1 to 3 Category	991.9	46.2	109.6	14.8	—	6.5	1,158.3	—	2,327.3
4 to 5 Category	459.0	—	—	—	—	214.9	89.5	1.8	765.2
6 to 9 Category	0.1	—	—	23.1	—	—	15.4	—	38.6
Total Non-U.S.	1,451.0	46.2	109.6	37.9	—	221.4	1,263.2	1.8	3,131.1
Other
Risk Rating:
1 to 3 Category	993.9	—	—	—	—	—	—	—	993.9
4 to 5 Category	322.6	—	—	—	—	—	—	—	322.6
Total Other	1,316.5	—	—	—	—	—	—	—	1,316.5
Total Commercial	5,610.6	3,194.9	1,381.6	1,021.9	390.1	1,203.4	8,760.2	72.9	21,635.6
Personal
Private Client
Risk Rating:
1 to 3 Category	395.5	159.9	50.5	313.6	13.4	18.5	5,352.5	28.2	6,332.1
4 to 5 Category	430.3	755.1	192.4	191.3	38.7	160.0	5,728.6	267.2	7,763.6
6 to 9 Category	0.9	—	0.1	—	18.6	—	3.7	—	23.3
Total Private Client	826.7	915.0	243.0	504.9	70.7	178.5	11,084.8	295.4	14,119.0
Residential Real Estate
Risk Rating:
1 to 3 Category	871.6	666.7	567.7	168.1	102.9	750.8	128.4	7.9	3,264.1
4 to 5 Category	354.3	656.7	597.6	290.0	170.9	838.2	180.4	1.0	3,089.1
6 to 9 Category	—	6.8	1.5	1.1	3.7	35.9	11.3	—	60.3
Total Residential Real Estate	1,225.9	1,330.2	1,166.8	459.2	277.5	1,624.9	320.1	8.9	6,413.5
Non-U.S.
Risk Rating:
1 to 3 Category	3.0	3.7	—	—	4.6	2.3	124.6	—	138.2
4 to 5 Category	24.2	40.3	—	21.3	3.2	2.9	272.0	7.8	371.7
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	27.2	44.0	—	21.3	7.8	5.3	396.6	7.8	510.0
Other
Risk Rating:
1 to 3 Category	190.8	—	—	—	—	—	—	—	190.8
4 to 5 Category	24.4	—	—	—	—	—	—	—	24.4
Total Other	215.2	—	—	—	—	—	—	—	215.2
Total Personal	2,295.0	2,289.2	1,409.8	985.4	356.0	1,808.7	11,801.5	312.1	21,257.7
Total Loans	$7,905.6	$5,484.1	$2,791.4	$2,007.3	$746.1	$3,012.1	$20,561.7	$385.0	$42,893.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of September 30, 2023 and December 31, 2022.
TABLE 48: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
September 30, 2023
Commercial
Commercial and Institutional	$12,032.4	$7.9	$1.6	$3.1	$12,045.0	$16.3	$12,061.3	$6.9
Commercial Real Estate	5,059.9	—	—	—	5,059.9	3.2	5,063.1	3.2
Non-U.S.	2,854.8	3.0	—	—	2,857.8	—	2,857.8	—
Other	2,005.1	—	—	—	2,005.1	—	2,005.1	—
Total Commercial	21,952.2	10.9	1.6	3.1	21,967.8	19.5	21,987.3	10.1
Personal
Private Client	13,911.3	91.0	13.4	33.1	14,048.8	19.8	14,068.6	17.8
Residential Real Estate	6,254.9	—	1.4	—	6,256.3	29.5	6,285.8	28.1
Non-U.S.	432.6	—	—	—	432.6	—	432.6	—
Other	802.7	—	—	—	802.7	—	802.7	—
Total Personal	21,401.5	91.0	14.8	33.1	21,540.4	49.3	21,589.7	45.9
Total Loans	$43,353.7	$101.9	$16.4	$36.2	$43,508.2	$68.8	$43,577.0	$56.0
	Other Real Estate Owned					$0.3
	Total Nonaccrual Assets					$69.1

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2022
Commercial
Commercial and Institutional	$12,353.7	$40.2	$3.0	$0.7	$12,397.6	$17.4	$12,415.0	$4.4
Commercial Real Estate	4,761.5	1.3	—	—	4,762.8	10.2	4,773.0	6.2
Non-U.S.	3,131.1	—	—	—	3,131.1	—	3,131.1	—
Other	1,316.5	—	—	—	1,316.5	—	1,316.5	—
Total Commercial	21,562.8	41.5	3.0	0.7	21,608.0	27.6	21,635.6	10.6
Personal
Private Client	13,843.5	192.3	29.9	53.3	14,119.0	—	14,119.0	—
Residential Real Estate	6,373.2	9.6	12.3	0.1	6,395.2	18.3	6,413.5	18.3
Non-U.S	509.9	—	—	0.1	510.0	—	510.0	—
Other	215.2	—	—	—	215.2	—	215.2	—
Total Personal	20,941.8	201.9	42.2	53.5	21,239.4	18.3	21,257.7	18.3
Total Loans	$42,504.6	$243.4	$45.2	$54.2	$42,847.4	$45.9	$42,893.3	$28.9
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$45.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of September 30, 2023 and December 31, 2022, Northern Trust held foreclosed real estate properties with an immaterial carrying value, as a result of obtaining physical possession. In addition, as of both September 30, 2023 and December 31, 2022, Northern Trust had loans with a carrying value of $1.1 million, for which formal foreclosure proceedings were in process.
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
The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of September 30, 2023, disaggregated by relevant class of financing receivable and type of modification provided.
TABLE 49: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

		THREE MONTHS ENDED SEPTEMBER 30, 2023		NINE MONTHS ENDED SEPTEMBER 30, 2023
(in $ million)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT	AMORTIZED COST BASIS		% OF TOTAL SEGMENT
Commercial
Commercial and Institutional	Extension of term	$16.7	0.14%	$16.7		0.14%
Commercial Real Estate	Combination of principal and/or interest deferral and extension of term	—	—	—	(1)	—
Total Commercial		16.7	0.08	16.7		0.08
Personal
Residential Real Estate	Principal and/or interest deferral	0.1	—	3.2		0.05
Residential Real Estate	Combination of principal and/or interest deferral and extension of term	4.7	0.08	4.7		0.08
Private Client	Extension of term	—	—	—	(1)	—
Total Personal		4.8	0.02	7.9		0.04
Total Loans		$21.5	0.05%	$24.6		0.06%
(1) Included are financially distressed modifications of $32.5 million (combinations of principal and/or interest deferral and term extensions) for the commercial real estate portfolio and $0.2 million (term extensions) for the private client portfolio for which the respective loans had no amortized cost basis as of the end of the respective period. The $32.5 million loan was fully repaid during the second quarter of 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 50: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	THREE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2023
	FINANCIAL EFFECT	FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Commercial
Commercial Real Estate	—	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.
Personal
Residential Real Estate	Northern Trust provided a weighted average of 9 months payment deferrals to borrowers for immaterial principal and interest deferral amounts.	Northern Trust provided a weighted average of 9 months payment deferrals to borrowers for immaterial principal and interest deferral amounts.
TERM EXTENSION
Commercial
Commercial and Institutional	Northern Trust provided weighted average term extensions of 12 months.	Northern Trust provided weighted average term extensions of 12 months.
Commercial Real Estate	—	Northern Trust provided weighted average term extensions of 6 months.
Personal
Residential Real Estate	Northern Trust provided weighted average term extensions of 9 months.	Northern Trust provided weighted average term extensions of 9 months.
Private Client	—	Northern Trust provided weighted average term extensions of 60 months.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. All of the loans that were modified since the adoption of ASU 2022-02 as of January 1, 2023, were performing in accordance with their modified terms and were not considered past due for purposes of these disclosures as of September 30, 2023. During the current period, Northern Trust did not recognize any charge-offs related to modifications to borrowers experiencing financial difficulty that had been processed since the adoption of ASU 2022-02. For the nine months ended September 30, 2023, Northern Trust charged off $0.7 million related to these modifications.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of September 30, 2023.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
TDR modifications involve extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. The following table provides, by segment and class, the number of TDR modifications of loans entered into during the three and nine months ended September 30, 2022, and the recorded investments and unpaid principal balances as of September 30, 2022.
TABLE 51: TROUBLED DEBT RESTRUCTURINGS

		THREE MONTHS ENDED SEPTEMBER 30, 2022			NINE MONTHS ENDED SEPTEMBER 30, 2022
($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE

Commercial
Commercial and Institutional	Interest rate concession, extension of term and other modification	1	$0.1	$0.1	2	$0.6	$0.6
Commercial Real Estate	Interest rate concession and other modification	1	31.6	32.5	1	31.6	32.5
Total Commercial		2	31.7	32.6	3	32.2	33.1
Personal
Residential Real Estate	Interest rate concession, deferrals of principal, extension of term and other modification	1	0.1	0.1	3	0.2	0.2
Total Personal		1	0.1	0.1	3	0.2	0.2
Total Loans and Leases		3	$31.8	$32.7	6	$32.4	$33.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)
appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates and the amount of the Provision for Credit Losses may be either greater or less than actual net charge-offs.
The following table provides information regarding changes in the total allowance for credit losses during the three and nine months ended September 30, 2023 and 2022.
TABLE 52: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$152.5	$26.0	$16.7	$1.0	$196.2
Charge-Offs	(0.8)	—	—	—	(0.8)
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	0.3	—	—	—	0.3
Provision for (Release of) Credit Losses(1)	14.0	2.3	(1.8)	0.1	14.6
Balance at End of Period	$166.8	$28.3	$14.9	$1.1	$211.1
(1) The table excludes a release of credit reserves of $0.6 million for the three months ended September 30, 2023 for AFS debt securities.

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(5.6)	—	—	—	(5.6)
Recoveries	3.0	—	—	—	3.0
Net Recoveries (Charge-Offs)	(2.6)	—	—	—	(2.6)
Provision for (Release of) Credit Losses(1)	25.1	(10.2)	(1.1)	0.3	14.1
Balance at End of Period	$166.8	$28.3	$14.9	$1.1	$211.1
(1) The table excludes a release of credit reserves of $0.6 million for the nine months ended September 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.2	$43.5	$15.4	$1.1	$198.2
Charge-Offs	(5.4)	—	—	—	(5.4)
Recoveries	0.9	—	—	—	0.9
Net Recoveries (Charge-Offs)	(4.5)	—	—	—	(4.5)
Provision for (Release of) Credit Losses(1)	5.0	(2.8)	(0.4)	(0.4)	1.4
Balance at End of Period	$138.7	$40.7	$15.0	$0.7	$195.1
(1) The table excludes a release of credit reserves of $0.9 million for the three months ended September 30, 2022 for AFS debt securities. See further detail in Note 4—Securities.

	NINE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(5.5)	—	—	—	(5.5)
Recoveries	9.7	—	—	—	9.7
Net Recoveries (Charge-Offs)	4.2	—	—	—	4.2
Provision for (Release of) Credit Losses(1)	(3.9)	6.6	3.8	(0.3)	6.2
Balance at End of Period	$138.7	$40.7	$15.0	$0.7	$195.1
(1) The table excludes a provision for credit losses of $0.8 million for the nine months ended September 30, 2022 for AFS debt securities. See further detail in Note 4—Securities.

Notes to Consolidated Financial Statements (unaudited) (continued)
The Provision for Credit Losses, excluding the release of credit reserves for available for sale debt securities, was $14.6 million in the current quarter, as compared to a $1.4 million provision in the prior-year quarter. The provision was primarily due to an increase in the reserve evaluated on a collective basis, driven by a small number of large new loans and renewals and credit quality deterioration of certain commercial real estate (CRE) and commercial and institutional (C&I) loans, partially offset by a net improvement in the overall macroeconomic outlook. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were net recoveries of $0.3 million during the three months ended September 30, 2023, as compared to net charge-offs of $4.5 million for the three months ended September 30, 2022. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
The Provision for Credit Losses, excluding the release of credit reserves for available for sale debt securities, was $14.1 million for the nine months ended September 30, 2023, as compared to a $6.2 million provision in the prior-year period. The provision was primarily due to an increase in the collective basis reserve, driven by new loans and renewals in the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE, partially offset by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were net charge-offs of $2.6 million during the nine months ended September 30, 2023, as compared to net recoveries of $4.2 million during the nine months ended September 30, 2022. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of continued slow but steady growth, with inflation, labor markets, and interest rates continuing to stabilize. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and nine months ended September 30, 2023 and 2022.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED SEPTEMBER 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0
Charge-Offs	(0.5)	(0.3)	(0.8)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(0.5)	0.8	0.3	—	—	—
Provision for (Release of) Credit Losses	13.9	0.1	14.0	2.2	0.1	2.3
Balance at End of Period	$137.4	$29.4	$166.8	$25.5	$2.8	$28.3

	NINE MONTHS ENDED SEPTEMBER 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.5)	(1.1)	(5.6)	—	—	—
Recoveries	0.1	2.9	3.0	—	—	—
Net Recoveries (Charge-Offs)	(4.4)	1.8	(2.6)	—	—	—
Provision for (Release of) Credit Losses	25.6	(0.5)	25.1	(10.8)	0.6	(10.2)
Balance at End of Period	$137.4	$29.4	$166.8	$25.5	$2.8	$28.3

	THREE MONTHS ENDED SEPTEMBER 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$102.5	$35.7	$138.2	$40.3	$3.2	$43.5
Charge-Offs	(4.9)	(0.5)	(5.4)	—	—	—
Recoveries	0.3	0.6	0.9	—	—	—
Net Recoveries (Charge-Offs)	(4.6)	0.1	(4.5)	—	—	—
Provision for (Release of) Credit Losses	2.7	2.3	5.0	(2.8)	—	(2.8)
Balance at End of Period	$100.6	$38.1	$138.7	$37.5	$3.2	$40.7

	NINE MONTHS ENDED SEPTEMBER 30, 2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	(4.9)	(0.6)	(5.5)	—	—	—
Recoveries	2.7	7.0	9.7	—	—	—
Net Recoveries (Charge-Offs)	(2.2)	6.4	4.2	—	—	—
Provision for (Release of) Credit Losses	(2.8)	(1.1)	(3.9)	6.1	0.5	6.6
Balance at End of Period	$100.6	$38.1	$138.7	$37.5	$3.2	$40.7
Allowance Related to Credit Exposure Evaluated on a Collective Basis. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed to not share similar risk characteristics, an individual assessment is warranted.
The allowance estimation methodology for the collective assessment is primarily based on internally developed loss data specific to the Northern Trust financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into homogenous segments based on similar risk characteristics or risk monitoring methods.
Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models or qualitative estimation

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of September 30, 2023 and December 31, 2022.
TABLE 54: RECORDED INVESTMENTS IN LOANS

	SEPTEMBER 30, 2023			DECEMBER 31, 2022
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$27.4	$67.3	$94.7	$63.0	$46.1	$109.1
Evaluated on a Collective Basis	21,959.9	21,522.4	43,482.3	21,572.6	21,211.6	42,784.2
Total Loans	21,987.3	21,589.7	43,577.0	21,635.6	21,257.7	42,893.3
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	8.3	2.0	10.3	10.4	—	10.4
Evaluated on a Collective Basis	129.1	27.4	156.5	105.8	28.1	133.9
Allowance Assigned to Loans	137.4	29.4	166.8	116.2	28.1	144.3
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	25.5	2.8	28.3	36.3	2.2	38.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	25.5	2.8	28.3	36.3	2.2	38.5
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$162.9	$32.2	$195.1	$152.5	$30.3	$182.8
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and nine months ended September 30, 2023 and 2022.
TABLE 55: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7
Provision for (Release of) Credit Losses	(0.1)	(0.8)	(0.5)	(0.1)	—	(0.3)	(1.8)
Balance at End of Period	$1.3	$4.6	$2.9	$1.2	$0.1	$4.8	$14.9
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Provision for (Release of) Credit Losses	(0.6)	1.0	(1.1)	(0.3)	—	(0.1)	(1.1)
Balance at End of Period	$1.3	$4.6	$2.9	$1.2	$0.1	$4.8	$14.9
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	THREE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.8	$3.8	$4.8	$—	$0.1	$4.9	$15.4
Provision for (Release of) Credit Losses	(0.3)	(0.7)	(1.0)	—	—	1.6	(0.4)
Balance at End of Period	$1.5	$3.1	$3.8	$—	$0.1	$6.5	$15.0

	NINE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$1.9	$3.0	$—	$0.1	$4.8	$11.2
Provision for (Release of) Credit Losses	0.1	1.2	0.8	—	—	1.7	3.8
Balance at End of Period	$1.5	$3.1	$3.8	$—	$0.1	$6.5	$15.0
HTM debt securities classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government and, therefore, an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.1 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 56: ACCRUED INTEREST

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Loans	$249.4	$203.1
Debt Securities
Held to Maturity	82.7	63.2
Available for Sale	138.0	147.1
Other Financial Assets	58.4	43.8
Total	$528.5	$457.2
The amount of accrued interest reversed through interest income for loans was immaterial for the three and nine months ended September 30, 2023 and 2022, and there was no accrued interest reversed through interest income related to any other financial assets for the three and nine months ended September 30, 2023 and 2022.
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 57: TYPE OF PLEDGED ASSETS

(In Billions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Debt Securities(1)	$27.8	$31.4
Loans(2)	11.2	11.8
Total Pledged Assets	$39.0	$43.2
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
Within pledged assets, there was collateral required which totaled $13.1 billion and $8.7 billion at September 30, 2023 and December 31, 2022, respectively.
The following table presents the AFS debt securities pledged as collateral that are included in pledged assets.
TABLE 58: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES INCLUDED IN PLEDGED ASSETS

	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE		DERIVATIVE CONTRACTS
(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Debt Securities
Available for Sale	$540.7	$464.7	$15.6	$34.7
The secured parties to these transactions have the right to repledge or sell the securities as it relates to $540.7 million and $464.7 million of the pledged collateral as of September 30, 2023 and December 31, 2022, respectively.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$49,972.7	$12,119.4
Derivative contracts	14.3	5.0
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	450.0
Total Collateral Accepted	$49,987.0	$12,574.4
(1) The fair value of securities collateral that was repledged or sold totaled $49.6 billion and $11.5 billion at September 30, 2023 and December 31, 2022, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of September 30, 2023 and December 31, 2022, these balances totaled $642.8 million and $330.4 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At September 30, 2023 and December 31, 2022, Northern Trust held cash of $553.6 million and $574.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for the three and nine months ended September 30, 2023 and 2022.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the nine months ended September 30, 2023, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 60: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2022	$611.0	$80.3	$691.3
Foreign Exchange Rates	1.5	—	1.5
Balance at September 30, 2023	$612.5	$80.3	$692.8
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2023 and December 31, 2022 were as follows.
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$128.7	$197.9
Less: Accumulated Amortization	58.4	120.3
Net Book Value	$70.3	$77.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.3 million and $7.0 million for the three and nine months ended September 30, 2023, respectively and $2.2 million and $7.1 million for the three and nine months ended September 30, 2022, respectively. Amortization for the remainder of 2023 and for the years 2024, 2025, 2026, and 2027 is estimated to be $2.3 million, $9.0 million, $8.5 million, $8.1 million, and $7.9 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of September 30, 2023 and December 31, 2022 were as follows.
TABLE 62: CAPITALIZED SOFTWARE

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Gross Carrying Amount	$3,896.1	$3,479.3
Less: Accumulated Amortization	1,881.6	1,517.4
Net Book Value	$2,014.5	$1,961.9
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $126.7 million and $370.8 million for the three and nine months ended September 30, 2023, respectively, and $111.1 million and $317.0 million for the three and nine months ended September 30, 2022, respectively.

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
Reporting segment financial information, presented on an internal management reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an fully taxable equivalent (FTE) basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine-month periods ended September 30, 2023 and 2022.
TABLE 63: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$626.0	$603.2	$485.9	$475.5	$—	$—	$—	$—	$1,111.9	$1,078.7
Foreign Exchange Trading Income (Loss)	54.3	63.7	(2.5)	1.0	—	—	—	—	51.8	64.7
Other Noninterest Income (Loss)	66.1	62.5	38.1	37.0	2.4	(1.1)	—	—	106.6	98.4
Total Noninterest Income (Loss)	746.4	729.4	521.5	513.5	2.4	(1.1)	—	—	1,270.3	1,241.8
Net Interest Income	281.2	303.3	188.2	222.0	—	—	(13.2)	(12.3)	456.2	513.0
Revenue	1,027.6	1,032.7	709.7	735.5	2.4	(1.1)	(13.2)	(12.3)	1,726.5	1,754.8
Provision for (Release of) Credit Losses	3.1	(5.1)	10.9	5.6	—	—	—	—	14.0	0.5
Noninterest Expense	809.3	760.4	456.9	449.0	12.0	20.4	—	—	1,278.2	1,229.8
Income before Income Taxes	215.2	277.4	241.9	280.9	(9.6)	(21.5)	(13.2)	(12.3)	434.3	524.5
Provision for Income Taxes	54.3	67.7	67.7	79.6	(2.3)	(5.3)	(13.2)	(12.3)	106.5	129.7
Net Income	$160.9	$209.7	$174.2	$201.3	$(7.3)	$(16.2)	$—	$—	$327.8	$394.8
Percentage of Consolidated Net Income	49%	53%	53%	51%	(2)%	(4)%	N/A	N/A	100%	100%
Average Assets	$108,656.7	$109,677.2	$31,544.9	$36,725.0	$—	$—	N/A	N/A	$140,201.6	$146,402.2

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,850.2	$1,908.4	$1,421.6	$1,482.1	$—	$—	$—	$—	$3,271.8	$3,390.5
Foreign Exchange Trading Income (Loss)	161.2	215.9	(6.3)	7.3	—	—	—	—	154.9	223.2
Other Noninterest Income (Loss)	199.0	185.4	112.8	101.6	(9.2)	(11.2)	—	—	302.6	275.8
Total Noninterest Income (Loss)	2,210.4	2,309.7	1,528.1	1,591.0	(9.2)	(11.2)	—	—	3,729.3	3,889.5
Net Interest Income	902.6	748.5	635.8	634.3	—	—	(39.5)	(30.1)	1,498.9	1,352.7
Revenue	3,113.0	3,058.2	2,163.9	2,225.3	(9.2)	(11.2)	(39.5)	(30.1)	5,228.2	5,242.2
Provision for (Release of) Credit Losses	(3.3)	3.8	16.8	3.2	—	—	—	—	13.5	7.0
Noninterest Expense	2,459.7	2,269.4	1,402.4	1,333.2	33.6	56.7	—	—	3,895.7	3,659.3
Income before Income Taxes	656.6	785.0	744.7	888.9	(42.8)	(67.9)	(39.5)	(30.1)	1,319.0	1,575.9
Provision for Income Taxes	167.4	194.0	207.5	248.6	(10.6)	(16.9)	(39.5)	(30.1)	324.8	395.6
Net Income	$489.2	$591.0	$537.2	$640.3	$(32.2)	$(51.0)	$—	$—	$994.2	$1,180.3
Percentage of Consolidated Net Income	49%	50%	54%	54%	(3)%	(4)%	N/A	N/A	100%	100%
Average Assets	$110,380.4	$117,251.0	$34,311.2	$36,901.1	$—	$—	N/A	N/A	$144,691.6	$154,152.1
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
As of September 30, 2023, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of September 30, 2023, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of September 30, 2023 and December 31, 2022 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate (SOFR), as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On July 18, 2023, the Corporation declared a cash dividend of $2,300.00 per share of Series D Preferred Stock payable on October 1, 2023, to stockholders of record as of September 15, 2023.
Series E Preferred Stock. As of September 30, 2023, the Corporation had issued and outstanding 16.0 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of September 30, 2023 and December 31, 2022 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On July 18, 2023, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on October 1, 2023, to stockholders of record as of September 15, 2023.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and nine months ended September 30, 2023, the Corporation repurchased 14,738 and 2,426,793 shares of common stock, respectively, at a total cost of $1.1 million ($77.39 average price per share) and $201.3 million ($82.95 average price per share), respectively, including 14,738 and 356,145 shares, respectively, withheld to satisfy tax withholding obligations related to share-based compensation. For the three and nine months ended September 30, 2022, the Corporation repurchased 11,080 and 309,334 shares of common stock, respectively, at a total cost of $1.2 million ($96.43 average price per share) and $35.2 million ($113.89 average prices per share), respectively, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at September 30, 2023 and 2022, and changes during the three and nine months then ended.
TABLE 64: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)
Net Change	32.3	(0.4)	9.6	1.0	42.5
Balance at September 30, 2023	$(1,197.1)	$0.1	$198.8	$(365.2)	$(1,363.4)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	170.5	(1.1)	34.2	2.2	205.8
Balance at September 30, 2023	$(1,197.1)	$0.1	$198.8	$(365.2)	$(1,363.4)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	THREE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2022	$(1,294.7)	$0.6	$137.6	$(354.1)	$(1,510.6)
Net Change	(272.2)	2.1	20.2	(24.5)	(274.4)
Balance at September 30, 2022	$(1,566.9)	$2.7	$157.8	$(378.6)	$(1,785.0)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

	NINE MONTHS ENDED SEPTEMBER 30, 2022
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,674.0)	5.1	2.6	(83.1)	(1,749.4)
Balance at September 30, 2022	$(1,566.9)	$2.7	$157.8	$(378.6)	$(1,785.0)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4—Securities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 65: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30,	2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$18.0	$(5.6)	$12.4	$(385.6)	$97.5	$(288.1)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	26.7	(6.8)	19.9	21.0	(5.3)	15.7
Net (Gains) Losses on Debt Securities(2)	—	—	—	0.3	(0.1)	0.2
Net Change	$44.7	$(12.4)	$32.3	$(364.3)	$92.1	$(272.2)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$14.3	$(3.6)	$10.7	$2.2	$(0.6)	$1.6
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(14.9)	3.8	(11.1)	0.6	(0.1)	0.5
Net Change	$(0.6)	$0.2	$(0.4)	$2.8	$(0.7)	$2.1
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(89.2)	$1.7	$(87.5)	$(168.1)	$3.9	$(164.2)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.2)	0.1	(0.1)	(2.0)	0.5	(1.5)
Net Investment Hedge Gains (Losses)	129.9	(32.7)	97.2	248.4	(62.5)	185.9
Net Change	$40.5	$(30.9)	$9.6	$78.3	$(58.1)	$20.2
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.2)	$—	$(0.2)	$(51.6)	$13.0	$(38.6)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	1.6	(0.4)	1.2	1.9	(0.4)	1.5
Amortization of Prior Service Cost (Credit)	—	—	—	(0.2)	0.1	(0.1)
Settlement Loss	—	—	—	17.0	(4.3)	12.7
Net Change	$1.4	$(0.4)	$1.0	$(32.9)	$8.4	$(24.5)
Total Net Change	$86.0	$(43.5)	$42.5	$(316.1)	$41.7	$(274.4)

NINE MONTHS ENDED SEPTEMBER 30,	2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$158.6	$(42.0)	$116.6	$(2,288.3)	$587.4	$(1,700.9)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	79.0	(19.9)	59.1	35.7	(9.0)	26.7
Net (Gains) Losses on Debt Securities(2)	(6.9)	1.7	(5.2)	0.3	(0.1)	0.2
Net Change	$230.7	$(60.2)	$170.5	$(2,252.3)	$578.3	$(1,674.0)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$16.2	$(4.1)	$12.1	$3.0	$(0.8)	$2.2
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(17.7)	4.5	(13.2)	3.8	(0.9)	2.9
Net Change	$(1.5)	$0.4	$(1.1)	$6.8	$(1.7)	$5.1
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(15.7)	$1.2	$(14.5)	$(382.1)	$4.5	$(377.6)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(1.8)	0.5	(1.3)	(3.8)	1.0	(2.8)
Net Investment Hedge Gains (Losses)	66.8	(16.8)	50.0	512.1	(129.1)	383.0
Net Change	$49.3	$(15.1)	$34.2	$126.2	$(123.6)	$2.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(1.5)	$0.1	$(1.4)	$(165.2)	$41.2	$(124.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	4.8	(1.2)	3.6	17.1	(4.2)	12.9
Amortization of Prior Service Cost (Credit)	—	—	—	(0.7)	0.2	(0.5)
Settlement Loss	—	—	—	38.0	(9.5)	28.5
Net Change	$3.3	$(1.1)	$2.2	$(110.8)	$27.7	$(83.1)
Total Net Change	$281.8	$(76.0)	$205.8	$(2,230.1)	$480.7	$(1,749.4)
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 66: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions Except Per Common Share Information)	2023	2022	2023	2022
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	207,021,554	208,400,135	207,611,420	208,271,070
Net Income	$327.8	$394.8	$994.2	$1,180.3
Less: Dividends on Preferred Stock	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	311.6	378.6	957.1	1,143.2
Less: Earnings Allocated to Participating Securities	3.1	3.2	9.7	9.5
Earnings Allocated to Common Shares Outstanding	308.5	375.4	947.4	1,133.7
Basic Net Income Per Common Share	$1.49	$1.80	$4.56	$5.44
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	207,021,554	208,400,135	207,611,420	208,271,070
Plus: Dilutive Effect of Share-based Compensation	231,438	488,437	316,300	587,906
Average Common and Potential Common Shares	207,252,992	208,888,572	207,927,720	208,858,976
Earnings Allocated to Common and Potential Common Shares	$308.5	$375.4	$947.3	$1,133.7
Diluted Net Income Per Common Share	1.49	1.80	4.56	5.43
Note:    Common stock equivalents of 48,596 and 129,239 for the three and nine months ended September 30, 2023, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 2022, there were no common stock equivalents excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 67: REVENUE DISAGGREGATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$459.0	$435.0	$1,358.7	$1,383.4
Investment Management and Advisory	574.1	565.3	1,673.4	1,765.8
Securities Lending	20.7	21.7	61.3	62.2
Other	58.1	56.7	178.4	179.1
Total Trust, Investment and Other Servicing Fees	$1,111.9	$1,078.7	$3,271.8	$3,390.5
Other Noninterest Income
Foreign Exchange Trading Income	$51.8	$64.7	$154.9	$223.2
Treasury Management Fees	7.5	9.3	23.8	31.0
Security Commissions and Trading Income	30.9	32.1	101.7	101.1
Other Operating Income	68.2	57.3	170.2	144.0
Investment Security Gains (Losses), net	—	(0.3)	6.9	(0.3)
Total Other Noninterest Income	$158.4	$163.1	$457.5	$499.0
Total Noninterest Income	$1,270.3	$1,241.8	$3,729.3	$3,889.5
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended September 30, 2023, revenue from contracts with clients also includes $27.4 million of the $30.9 million total Security Commissions and Trading Income and $11.2 million of the $68.2 million total Other Operating Income. For the nine months ended September 30, 2023, revenue from contracts with clients also includes $86.3 million of the $101.7 million total Security Commissions and Trading Income and $30.5 million of the $170.2 million total Other Operating Income.
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
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at September 30, 2023 and December 31, 2022.
TABLE 68: CLIENT RECEIVABLES

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Trust Fees Receivable, net(1)	$903.0	$882.5
Other	57.4	55.4
Total Client Receivables	$960.4	$937.9
(1) Trust Fees Receivable is net of a $14.6 million and $13.5 million fee receivable allowance as of September 30, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 69: NET INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Interest Income
Federal Reserve and Other Central Bank Deposits	$352.1	$135.4	$1,128.0	$212.2
Interest-Bearing Due from and Deposits with Banks(1)	34.9	14.5	95.2	23.6
Federal Funds Sold	—	—	0.3	—
Securities Purchased under Agreements to Resell	463.9	30.5	874.1	38.4
Securities — Taxable	402.4	237.0	1,106.5	599.7
— Nontaxable(2)	0.3	0.4	1.0	1.1
Loans and Leases	664.2	379.8	1,881.6	827.4
Other Interest-Earning Assets(3)	17.2	1.7	38.7	5.2
Total Interest Income	$1,935.0	$799.3	$5,125.4	$1,707.6
Interest Expense
Deposits	$716.6	$177.3	$1,914.7	$184.6
Federal Funds Purchased	77.5	9.9	205.2	12.7
Securities Sold Under Agreements to Repurchase	454.0	25.5	843.5	31.8
Other Borrowings	154.8	35.7	446.3	47.2
Senior Notes	44.1	28.6	125.4	57.1
Long-Term Debt	31.8	9.3	91.4	21.5
Total Interest Expense	$1,478.8	$286.3	$3,626.5	$354.9
Net Interest Income	$456.2	$513.0	$1,498.9	$1,352.7
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 70: OTHER OPERATING INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Loan Service Fees	$21.2	$17.8	$61.3	$52.6
Banking Service Fees	15.0	12.2	40.8	37.8
Bank Owned Life Insurance	17.3	17.3	51.0	44.0
Other Income(1)	14.7	10.0	17.1	9.6
Total Other Operating Income	$68.2	$57.3	$170.2	$144.0
(1)    Other Income includes the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares.
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 71: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2023	2022	2023	2022
Business Promotion	$16.2	$20.1	$53.5	$49.0
Staff Related	11.0	7.8	27.7	16.9
FDIC Insurance Premiums	8.3	3.7	21.1	14.1
Charitable Contributions	3.8	5.0	11.3	12.1
Other Expenses	59.2	45.4	182.5	159.5
Total Other Operating Expense	$98.5	$82.0	$296.1	$251.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and nine months ended September 30, 2023 and 2022.
TABLE 72: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$11.5	$11.1	$34.5	$37.5
Interest Cost	13.5	12.5	40.5	33.1
Expected Return on Plan Assets	(25.3)	(21.9)	(75.9)	(62.3)
Amortization
Net Actuarial Loss	0.4	—	1.2	11.4
Prior Service Cost (Credit)	—	—	—	(0.1)
Net Periodic Pension Expense	$0.1	$1.7	$0.3	$19.6
Settlement Expense	—	17.0	—	37.3
Total Pension Expense	$0.1	$18.7	$0.3	$56.9

NON-U.S. PENSION PLANS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$0.4	$0.4	$1.1	$1.3
Interest Cost	1.2	0.6	3.6	1.9
Expected Return on Plan Assets	(1.6)	(0.7)	(4.7)	(2.2)
Amortization
Net Actuarial (Gain) Loss	(0.1)	0.2	(0.3)	0.6
Net Periodic Pension (Benefit) Expense	$(0.1)	$0.5	$(0.3)	$1.6
Settlement Expense	—	—	—	0.7
Total Pension (Benefit) Expense	$(0.1)	$0.5	$(0.3)	$2.3

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Service Cost	$1.2	$1.4	$3.6	$4.2
Interest Cost	1.3	1.0	3.9	3.0
Amortization
Net Actuarial Loss	1.3	1.8	3.9	5.4
Net Periodic Pension Expense	$3.8	$4.2	$11.4	$12.6
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions to the U.S. Qualified Plan during the nine months ended September 30, 2023 and 2022, and $16.5 million and $20.7 million of contributions to the U.S. Non-Qualified Plan during the nine months ended September 30, 2023 and 2022, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2023 and 2022.
TABLE 73: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2023	2022	2023	2022
Restricted Stock Unit Awards	$14.7	$13.9	$80.5	$83.4
Performance Stock Units	1.8	0.9	17.8	21.4
Total Share-Based Compensation Expense	16.5	14.8	98.3	104.8
Tax Benefits Recognized	$4.2	$3.7	$24.7	$26.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 74: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Investment Carrying Amount
Affordable Housing	$640.1	$635.9
Other Community Development	254.4	268.4
Total Investment Carrying Amount(1)	$894.5	$904.3

Unfunded Commitments
Affordable Housing	$205.5	$218.9
Other Community Development	—	—
Total Unfunded Commitments(2)	$205.5	$218.9
(1)    As of September 30, 2023 and December 31, 2022, $861.2 million and $867.2 million are VIEs, respectively.
(2) As of September 30, 2023 and December 31, 2022, $198.5 million and $210.1 million relate to undrawn commitments on VIEs, respectively.

Tax credits and other tax benefits attributable to unconsolidated tax credit structures totaled $28.5 million and $26.1 million for the three months ended September 30, 2023 and 2022, respectively, and $85.1 million and $74.5 million for the nine months ended September 30, 2023, and 2022, respectively.
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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and, therefore, the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $2.2 million and $2.6 million of money market fund fees for the three months ended September 30, 2023 and 2022, respectively, related to certain competitive factors, and $6.5 million and $61.9 million for the nine months ended September 30, 2023, and 2022, respectively, related to the low interest rate environment at the time and certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of September 30, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments. As of December 31, 2022, Northern Trust had $19.9 million of investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of September 30, 2023 and December 31, 2022.
TABLE 75: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2023			DECEMBER 31, 2022
($ In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$12,409.2	$18,452.1	$30,861.3	$13,639.2	$17,321.4	$30,960.6
Standby Letters of Credit and Financial Guarantees(2)(3)	62,939.0	375.8	63,314.8	17,553.0	409.9	17,962.9
Commercial Letters of Credit	24.5	1.3	25.8	25.4	1.3	26.7
Securities Lent with Indemnification	141,392.4	—	141,392.4	130,311.0	—	130,311.0
Unsettled Reverse Repurchase Agreements	19,127.3	—	19,127.3	496.8	—	496.8
Total Off-Balance Sheet Financial Instruments	$235,892.4	$18,829.2	$254,721.6	$162,025.4	$17,732.6	$179,758.0
(1) These amounts exclude $222.5 million and $266.6 million of commitments participated to others at September 30, 2023 and December 31, 2022, respectively.
(2) These amounts include $33.4 million and $35.1 million of standby letters of credit secured by cash deposits or participated to others as of September 30, 2023 and December 31, 2022, respectively.
(3) These amounts include a $61.4 billion and $16.3 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of September 30, 2023 and December 31, 2022, respectively. Northern Trust became a sponsored member during the third quarter of 2021.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2023 and December 31, 2022 subject to indemnification was $141.4 billion and $130.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2023 or December 31, 2022, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of September 30, 2023 and December 31, 2022, there were $19.1 billion and $496.8 million unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.

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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At September 30, 2023 and December 31, 2022, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In May 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC on March 12, 2023. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the FDIC final rule is issued as proposed, the estimated impact of the special assessment to Northern Trust, recognized in Other Operating Expense, would be approximately $80 million.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2023, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is

Notes to Consolidated Financial Statements (unaudited) (continued)
based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.
In 2015, Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. In 2017, a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. In January 2021, the Cour de Cassation, the highest court in France, reversed the June 2018 appellate court ruling, requiring a re-trial at the appellate court level. This re-trial concluded in October 2023 and the appellate court is expected to render its verdict in March 2024. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.8 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced.
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
On September 13, 2023, Visa announced that it is engaging in discussions with its stockholders regarding potential amendments to its Certificate of Incorporation that would authorize Visa to conduct a potential exchange offer program that would have the effect of releasing the transfer restrictions on portions of Class B common shares. If adopted, the potential amendments would allow Visa Class B shareholders to participate in a potential exchange offer program that would allow them to tender some or all of their Class B shares and in return receive shares of a newly issued series of Visa Class B common shares with a value equal to half the value of the tendered shares and Visa Class C common shares with value equal to the other half of the tendered shares. The newly issued series of Visa Class B common shares would be subject to the same transfer and convertibility restrictions as the currently outstanding Visa Class B common shares. One third of the Visa Class C common shares received would be convertible into Visa Class A common shares at a fixed conversion within the first 45 days following the potential exchange, up to two-thirds would be convertible within the first 90 days, and all such shares would be convertible after 90 days. After the initial potential exchange offer, Visa could, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange at issue in the unresolved claims for damages in the covered litigation. To become effective, the potential amendments to Visa’s Certificate of Incorporation necessary to facilitate the exchange offer program described must first be approved by holders of a majority of the outstanding Visa Class A, B, and C common shares, each voting as a separate class, following formal proposal by Visa’s board of directors.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of September 30, 2023 and December 31, 2022.

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
The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2023 and December 31, 2022.

TABLE 76: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2023			DECEMBER 31, 2022
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$5,566.1	$82.8	$43.2	$4,622.0	$58.5	$32.7
Foreign Exchange Contracts
Cash Flow Hedges	934.4	50.5	—	150.9	7.4	5.7
Net Investment Hedges	3,820.0	126.8	1.2	3,765.0	283.5	12.7
Total Derivatives Designated as Hedging under GAAP	$10,320.5	$260.1	$44.4	$8,537.9	$349.4	$51.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$50.5	$0.7	$0.1	$55.9	$0.1	$0.1
Other Financial Derivatives(3)	768.1	—	28.9	717.7	0.3	34.8
Total Non-Designated Risk Management Derivatives	$818.6	$0.7	$29.0	$773.6	$0.4	$34.9
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$311,789.1	$2,871.1	$2,818.9	$288,994.6	$3,219.1	$3,169.0
Interest Rate Contracts	12,080.7	281.1	424.1	12,378.2	163.5	399.1
Total Client-Related and Trading Derivatives	$323,869.8	$3,152.2	$3,243.0	$301,372.8	$3,382.6	$3,568.1
Total Derivatives Not Designated as Hedging under GAAP	$324,688.4	$3,152.9	$3,272.0	$302,146.4	$3,383.0	$3,603.0
Total Gross Derivatives	$335,008.9	$3,413.0	$3,316.4	$310,684.3	$3,732.4	$3,654.1
Less: Netting(4)		1,553.1	2,409.9		2,810.7	1,865.9
Total Derivative Financial Instruments		$1,859.9	$906.5		$921.7	$1,788.2
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust enters into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine-month periods ended September 30, 2023 and 2022. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Northern Trust enters into foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign- currency-denominated transactions and foreign-currency-denominated debt securities. As of September 30, 2023, foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign-currency-denominated transactions were no longer designated as hedging. Northern Trust also enters into interest rate contracts to hedge changes in cash flows due to movements in interest rates of AFS debt securities. The change in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three- and nine-month periods ended September 30, 2023 and 2022, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $50.5 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of September 30, 2023, four months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and nine-month periods ended September 30, 2023 and 2022.
TABLE 77: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022
Total amounts on the consolidated statements of income	$1,935.0	$799.3	$1,478.8	$286.3	$68.2	$57.3
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	14.1	32.3	(41.8)	(119.9)	—	—
Recognized on hedged items	(14.1)	(32.3)	41.8	119.9	—	—
Amounts related to interest settlements on derivatives	11.1	(4.0)	(24.9)	(6.9)	—	—
Total gains (losses) recognized on fair value hedges	$11.1	$(4.0)	$(24.9)	$(6.9)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$14.6	$—	$—	$—	$0.3	$(0.6)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$14.6	$—	$—	$—	$0.3	$(0.6)

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
NINE MONTHS ENDED SEPTEMBER 30,	2023	2022	2023	2022	2023	2022
Total amounts on the consolidated statements of income	$5,125.4	$1,707.6	$3,626.5	$354.9	$170.2	$144.0
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	0.6	90.0	(42.5)	(373.6)	—	—
Recognized on hedged items	(0.6)	(90.0)	42.5	373.6	—	—
Amounts related to interest settlements on derivatives	34.7	(13.3)	(65.9)	18.0	—	—
Total gains (losses) recognized on fair value hedges	$34.7	$(13.3)	$(65.9)	$18.0	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$15.8	$0.6	$—	$—	$1.9	$(4.4)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$15.8	$0.6	$—	$—	$1.9	$(4.4)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2023 and December 31, 2022.
TABLE 78: HEDGED ITEMS IN FAIR VALUE HEDGES

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$2,631.6	$(55.7)	$1,820.8	$(60.2)
Senior Notes and Long-Term Subordinated Debt	2,407.6	(336.5)	2,746.2	(294.0)
(1)    The cumulative hedge accounting basis adjustment includes $2.2 million related to discontinued hedging relationships of AFS debt securities as of September 30, 2023. There are no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of September 30, 2023.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $129.9 million and $248.4 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2023 and 2022, respectively. Net investment hedge gains of $66.8 million and $512.1 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2023 and 2022, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 for derivative instruments not designated as hedges under GAAP.
TABLE 79: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2023	2022	2023	2022
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$1.4	$(0.6)	$2.9	$(2.0)
Other Financial Derivatives(1)	Other Operating Income	2.4	0.7	(18.3)	(9.4)
Gains (Losses) from non-designated risk management derivatives		$3.8	$0.1	$(15.4)	$(11.4)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$51.8	$64.7	$154.9	$223.2
Interest Rate Contracts	Security Commissions and Trading Income	1.2	2.9	8.1	7.1
Gains from client-related and trading derivatives		$53.0	$67.6	$163.0	$230.3
Total gains from derivatives not designated as hedging under GAAP		$56.8	$67.7	$147.6	$218.9
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2023 and December 31, 2022.
TABLE 80: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
($ In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$545.9	$567.2
Total Borrowings	545.9	567.2
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	545.9	567.2

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2023 and December 31, 2022.
TABLE 81: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	SEPTEMBER 30, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,106.8	$1,266.6	$840.2	$14.3	$825.9
Interest Rate Swaps OTC	363.9	286.5	77.4	—	77.4
Total Derivatives Subject to a Master Netting Arrangement	2,470.7	1,553.1	917.6	14.3	903.3
Total Derivatives Not Subject to a Master Netting Arrangement	942.3	—	942.3	—	942.3
Total Derivatives	3,413.0	1,553.1	1,859.9	14.3	1,845.6
Securities Purchased under Agreements to Resell(2)	$50,143.2	$49,758.9	$384.3	$384.3	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,928.9	$2,666.4	$262.5	$5.0	$257.5
Interest Rate Swaps OTC	217.6	144.3	73.3	—	73.3
Interest Rate Swaps Exchange Cleared	4.4	—	4.4	—	4.4
Other Financial Derivative	0.3	—	0.3	—	0.3
Total Derivatives Subject to a Master Netting Arrangement	3,151.2	2,810.7	340.5	5.0	335.5
Total Derivatives Not Subject to a Master Netting Arrangement	581.2	—	581.2	—	581.2
Total Derivatives	3,732.4	2,810.7	921.7	5.0	916.7
Securities Purchased under Agreements to Resell(2)	$12,494.2	$11,423.9	$1,070.3	$1,070.3	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $10.7 billion and $8.9 billion as of September 30, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2023 and December 31, 2022.
TABLE 82: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	SEPTEMBER 30, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,527.7	$2,380.6	$147.1	$—	$147.1
Interest Rate Swaps OTC	467.3	2.1	465.2	—	465.2
Other Financial Derivatives	28.9	27.2	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	3,023.9	2,409.9	614.0	—	614.0
Total Derivatives Not Subject to a Master Netting Arrangement	292.5	—	292.5	—	292.5
Total Derivatives	3,316.4	2,409.9	906.5	—	906.5
Securities Sold under Agreements to Repurchase(2)	$50,304.8	$49,758.9	$545.9	$545.9	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,082.3	$1,826.7	$255.6	$—	$255.6
Interest Rate Swaps OTC	426.5	5.9	420.6	—	420.6
Interest Rate Swaps Exchange Cleared	5.3	—	5.3	—	5.3
Other Financial Derivatives	34.8	33.3	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,548.9	1,865.9	683.0	—	683.0
Total Derivatives Not Subject to a Master Netting Arrangement	1,105.2	—	1,105.2	—	1,105.2
Total Derivatives	3,654.1	1,865.9	1,788.2	—	1,788.2
Securities Sold under Agreements to Repurchase(2)	$11,991.1	$11,423.9	$567.2	$567.2	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.7 billion and $3.2 billion as of September 30, 2023 and December 31, 2022, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.
All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to offset receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. Northern Trust has elected to net securities sold under repurchase agreements against those purchased under resale agreements and derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $67.7 million and $473.4 million, respectively, as of September 30, 2023, and $131.8 million and $26.3 million, respectively, as of December 31, 2022, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $592.2 million and $190.9 million at September 30, 2023 and December 31, 2022, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $548.9 million and $55.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2023 and December 31, 2022, of $43.3 million and $135.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of September 30, 2023, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2023, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2023.
TABLE 83: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
July 1 - 31, 2023	—	$—	—	22,929,352
August 1 - 31, 2023	—	—	—	22,929,352
September 1 - 30, 2023	—	—	—	22,929,352
Total (Third Quarter)	—	$—	—	22,929,352
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Northern Partners Incentive Plan, as amended and restated on July 17, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 31, 2023	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 31, 2023	By:	/s/ Lauren Allnutt
Lauren Allnutt Executive Vice President and Controller (Principal Accounting Officer)