Form 10-K
period 2023-12-31
NORTHERN TRUST CORP
filed 2024-02-27
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2023 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $15.3 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2024, 204,841,515 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION i

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AFS	Available for Sale
AIFMD	Alternative Investment Fund Managers Directive
ALCO	Asset and Liability Management Committee
AMA	Basel Advanced Measurement Approach
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
AS	Asset Servicing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUC/A	Assets Under Custody/Administration
AUM	Assets Under Management
Bank	The Northern Trust Company
Banking book	Northern Trust’s structural assets, liabilities, net investments, and off-balance sheet instruments subject to interest rate risk and/or foreign currency risk. It is distinct from the trading book.
Basel Committee	International Basel Committee on Banking Supervision
Basel III	Industry-standard guidelines published by the Basel Committee
Basel III Endgame Proposal	Proposed rule issued by U.S. banking agencies to implement the Basel III endgame agreement for large banks
BMR	European Union Benchmarks Regulation
Brexit	The withdrawal of the United Kingdom from the European Union
BRRD	Bank Recovery and Resolution Directive (EU)
Business Risk Committee	Business Risk Committee of the Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act, as amended
CDFIs	Community Development Financial Institutions
CEOC	Compliance & Ethics Oversight Committee
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
Corporation	Northern Trust Corporation
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
CRD	Capital Requirements Directive of June 26, 2013 (EU)
CRO	Chief Risk Officer
CRR	Capital Requirements Regulation of June 26, 2013 (EU)
CSD	Central Securities Depositories
CSDR	Central Securities Depositories Regulation (EU)
CSSF	Commission de Surveillance du Secteur Financier (Luxembourg)
DE&I	Diversity, Equity, and Inclusion
DFAST	Dodd-Frank Act Stress Tests
DGS	Deposit Guarantee Schemes
DGSD	Deposit Guarantee Schemes Directive
DIF	Federal Deposit Insurance Corporation’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECB	European Central Bank
EEA	European Economic Area
EMIR	European Market Infrastructure Regulation 648/2012
EOP	End of Period

ii 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

GLOSSARY OF TERMS (continued)

ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	The Board of Governors of the Federal Reserve System
FICC	Fixed Income Clearing Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FRC	Fiduciary Risk Committee
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GERC	Global Enterprise Risk Committee
GFX	Global Foreign Exchange
GILTI	Global Intangible Low-Taxed Income
GSIB	Global Systemically Important Banks
HTM	Held to Maturity
HQLAs	High-Quality Liquid Assets
IBA	ICE Benchmark Administration
Investment Advisers Act	Investment Advisers Act of 1940, as amended
IR	Interest Rate
IRD	Interest Rate Derivative
ITRC	Information Technology Risk Committee
LCR	Liquidity Coverage Ratio
LCR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement LCR requirements in the United States for certain banking organizations.
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MD&A	Management’s Discussion and Analysis
MIFID	Market in Financial Instruments Directive
MIFIR	Markets in Financial Instruments Regulation
MLD5	Fifth EU Money Laundering Directive
MLRC	Market & Liquidity Risk Committee
MREL	Minimum requirements for own funds and eligible liabilities (EU)
MROC	Model Risk Oversight Committee
MSDC	Macroeconomic Scenario Development Committee
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NAV	Net Asset Value
NFA	National Futures Association
NFTS	Northern Trust Fiduciary Services (Guernsey) Limited
NII	Net Interest Income

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION iii

GLOSSARY OF TERMS (continued)

N/M	Not Meaningful
NSFR	Net Stable Funding Ratio requirement in the United States
NSFR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement NSFR requirements in the United States for certain banking organizations.
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
ORC	Operational Risk Committee
OREO	Other Real Estate Owned
OTC	Over-the-Counter
PD	Probability of Default
PIPL	Personal Information Protection Law (China)
PRA	Prudential Regulation Authority
ROU	Right-of-use
RWA	Risk-Weighted Assets
SEC	U.S. Securities and Exchange Commission
Series D Preferred Stock	Series D Non-Cumulative Perpetual Preferred Stock
Series E Preferred Stock	Series E Non-Cumulative Perpetual Preferred Stock
SOFR	Secured Overnight Finance Rate
SFDR	Sustainable Finance Disclosure Regulations (EU)
SRD II	Shareholder Rights Directive (EU)
SFTR	Securities Financing Transactions and Reuse of Collateral
Taxonomy Regulations	Regulation (EU) 2020/852
TDR	Troubled Debt Restructuring
Trading book	Foreign (non-U.S.) currency trading positions subject to foreign currency risk, as well as trading securities and interest rate derivative transactions, both subject to interest rate risk.
UCITS	Undertakings for the Collective Investment in Transferable Securities
UK	United Kingdom
UK GDPR	General Data Protection Regulation in the UK
USD LIBOR	U.S. Dollar LIBOR
VaR	Value-at-Risk
VIE	Variable Interest Entity
WM	Wealth Management
WRC	Workforce Risk Committee

iv 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2023, the Bank had consolidated assets of $150.3 billion and common bank equity capital of $11.6 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2023, the Corporation had consolidated total assets of $150.8 billion and stockholders’ equity of $11.9 billion.
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

ASSET SERVICING
Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2023, total Asset Servicing assets under custody/administration (AUC/A), assets under custody, and assets under management (AUM) were $14.36 trillion, $10.88 trillion, and $1.03 trillion, respectively.

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
Wealth Management is one of the largest providers of advisory services in the United States, with AUC/A, assets under custody, and AUM of $1.04 trillion, $1.03 trillion, and $402.5 billion, respectively, at December 31, 2023. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the Asset Servicing and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to Asset Servicing and Wealth Management. As discussed above, Northern Trust managed $1.43 trillion in assets as of December 31, 2023, including $1.03 trillion for Asset Servicing clients and $402.5 billion for Wealth Management clients.

Competition
Northern Trust faces intense competition in all aspects and areas of its business. Competition comes from both regulated and unregulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and service companies, including other custodial banks, investment counseling firms, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, and various financial technology companies, including software providers and data services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
Northern Trust’s business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to differentiate itself from its competitors with premier, holistic solutions and exceptional experiences tailored to meet clients’ needs. In addition, Northern Trust emphasizes the development and growth of recurring and scalable sources of fee-based income and continual productivity improvements. Northern Trust also seeks to maintain its foundational strength with a strong, conservative balance sheet and a globally respected brand.

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

Supervision and Regulation
Northern Trust is subject to extensive regulation under state and federal laws in the United States and in each of the jurisdictions in which it does business. The descriptions below outline significant elements of selected laws and regulations applicable to Northern Trust and are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. These descriptions do not summarize all laws and regulations applicable to Northern Trust or all possible or proposed changes to such laws or regulations and are not intended to be a substitute for the related statutes or regulatory provisions.
Changes in laws or regulations applicable to Northern Trust may have a material effect on its businesses and results of operations. The scope of the laws and regulations, and the intensity of the supervision to which Northern Trust is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the banking turmoil in early 2023, technological factors, market changes, and climate change concerns. Regulatory enforcement and fines have also increased across the banking and financial services sector. Northern Trust expects that its business will remain subject to extensive regulation and heightened supervision.

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

2 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

SUBSIDIARY REGULATION
The Bank is a member of the Federal Reserve System, with deposits insured by the Federal Deposit Insurance Corporation (FDIC), and is subject to regulation by both agencies. As an Illinois banking corporation, the Bank is also subject to Illinois state laws and regulations and to examination and supervision by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is also registered as a transfer agent with the Federal Reserve Board and is registered as a swap dealer with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. As a result, the Bank is subject to supervision, examination and enforcement by certain other regulatory bodies, including the CFTC and the National Futures Association (NFA). The Corporation’s nonbanking affiliates are subject to examination by the Federal Reserve Board and, in certain circumstances, other functional regulators, as discussed in greater detail below.

ENHANCED PRUDENTIAL STANDARDS
Under the Federal Reserve Board’s tailoring rules, the Corporation is subject to the enhanced prudential standards applicable to Category II banking organizations. As a Category II institution, the Corporation must submit annual capital plans to the Federal Reserve Board, conduct supervisory and internal periodic stress tests to evaluate capital adequacy in adverse economic conditions, maintain enhanced risk management procedures, comply with a liquidity risk management framework (discussed below in “Liquidity Standards”) and single counterparty credit limits, conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event. The Corporation is not subject to all of the standards applicable to U.S. bank holding companies that are global systemically important bank holding companies (GSIBs), such as the total loss-absorbing capacity requirement, capital surcharge, enhanced supplementary leverage ratio, or additional single counterparty credit limits.

LONG-TERM DEBT AND CLEAN HOLDING COMPANY REQUIREMENTS
In the summer of 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements similar to those that currently apply only to GSIBs. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions that are not consolidated subsidiaries of U.S. GSIBs, including insured depository institutions with $100 billion or more in total assets, such as the Bank. If adopted, this proposal would require the Corporation and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets (RWAs), (ii) 2.5% of total leverage exposure, and (iii) 3.5% of average total consolidated assets. The Bank would be required to issue the minimum amount of eligible long-term debt to the Corporation, and the Corporation would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Corporation from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Corporation from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Corporation’s liabilities that are not eligible long-term debt. The public comment period on this proposed rule ran through January 16, 2024.

RESOLUTION PLANNING
As required by Section 165(d) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation is required to submit periodically to the Federal Reserve Board and FDIC a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In August 2023, the Federal Reserve Board and FDIC proposed updated guidance on resolution planning requirements applicable to the Corporation under Section 165(d). The Corporation’s next 2024 165(d) plan submission is due to the FDIC and Federal Reserve Board by March 31, 2025.
In addition, the Bank, as an insured depository institution, is required to submit to the FDIC periodic plans for resolution in the event of its failure, with the next plan being due for submission on December 1, 2024. In August 2023, the FDIC issued a proposed rule that would require covered insured depository institutions, such as the Bank, to submit a full resolution plan to the FDIC every two years and submit an interim supplement in each year that it is not required to submit a full resolution plan. The proposed rule would also increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered insured depository institutions.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 3

Separately, the European Union Bank Recovery and Resolution Directive (BRRD) sets out the framework for the recovery and resolution of European Union (EU) credit institutions and systemically-important investment firms, including certain of the Bank’s subsidiaries and branches. The BRRD establishes a set of harmonized rules for early intervention measures, recovery and resolution planning, bail-in powers and requirements for total loss absorbing capital for EU institutions, collectively known as minimum requirements for own funds and eligible liabilities (MREL). Northern Trust Global Services SE, a Luxembourg-incorporated indirect subsidiary of the Bank, is authorized and supervised by the European Central Bank (ECB) and subject to the prudential supervision of the ECB and the Luxembourg Commission de Surveillance du Secteur Financier (CSSF). As such, Northern Trust Global Services SE falls within the scope of the BRRD and its recovery and resolution planning is overseen by the CSSF and the Single Resolution Board (the resolution authority for ECB-supervised institutions).
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

THE VOLCKER RULE.
The Volcker Rule generally prohibits banking entities, including the Bank and its affiliates, from engaging in proprietary trading, subject to certain exemptions and exclusions, such as for market-making, hedging, certain trading activities in U.S. and foreign sovereign debt, and trading activities related to liquidity management. The Volcker Rule also prohibits certain investments in, and relationships with, covered funds as defined in the Volcker Rule, such as hedge funds, private equity funds and similar funds, subject to a number of exemptions and exclusions. Northern Trust maintains an enterprise-wide compliance program to comply with the Volcker Rule.

HOLDING COMPANY AS A SOURCE OF STRENGTH
The Corporation, as a bank holding company, is required to serve as a source of financial and managerial strength to its depository institution subsidiary. Under this requirement, the Corporation could be required to commit resources to the Bank should the Bank experience financial distress.

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

4 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

testing of capital under various scenarios, including baseline and severely adverse scenarios provided by the appropriate banking regulator.
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its most recent company-run stress tests on June 28, 2023.

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
In July 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (Basel III Endgame Proposal). The proposal would introduce a new measure of RWAs known as “Expanded Total RWAs” (the expanded risk-based approach), reflecting new RWA methodologies that generally align with changes to the global Basel Accord adopted by the Basel Committee. The proposal would eliminate the current Basel III rule’s advanced approaches methodologies and effectively replace it with the expanded risk-based approach, which more heavily relies on standardized methodologies. As compared with the standardized approach, the expanded risk-based approach includes more granular risk weights for credit risk and introduces a new market risk framework. In addition, unlike the standardized approach, the expanded risk-based approach includes operational risk and credit valuation adjustment RWA components.
The Basel III Endgame Proposal, if adopted as a final rule, would maintain the current Basel III rule’s dual-requirement structure, whereby the Corporation and the Bank would be required to calculate risk-based capital ratios under both the expanded risk-based approach and the standardized approach. In addition, the proposal would modify the standardized approach by requiring that the new market risk standards from the proposal also be applied in the standardized approach.
The Basel III Endgame Proposal would apply the stress capital buffer to risk-based capital requirements calculated under both the expanded risk-based approach and the standardized approach. The proposal includes a proposed effective date of July 1, 2025, with three-year transition arrangements until revised standards are fully phased in on July 1, 2028.
Based on our current understanding of the proposed rule, we estimate that, if the expanded risk-based approach had applied on a fully phased-in basis as of December 31, 2023, and in the absence of taking any actions to mitigate its impact, our expanded risk-based approach RWAs as of that date would have been approximately 5% to 15% higher than our actual standardized approach RWAs as of that date. The proposed rule would phase in the higher expanded risk-based approach RWAs on July 1 of each year during the transition, thereby increasing our regulatory capital requirements, with delayed incorporation of the potentially lower stress capital buffer calculations.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 5

The Bank’s risk-based and leverage capital ratios at December 31, 2023, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2023

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	11.4%	13.4%	12.3%	14.5%	14.2%	16.5%	8.1%	8.1%	8.6%
The Northern Trust Company	12.2%	14.6%	12.2%	14.6%	13.8%	16.3%	8.0%	8.0%	8.5%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%

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
A “countercyclical buffer” of 0% to 2.5% of a banking organization’s total RWA for advanced approaches banking organizations, such as the Corporation, is also a component of the capital adequacy framework. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures. The U.S. countercyclical buffer is currently set at 0%.
The results of the 2023 DFAST, published by the Federal Reserve Board on June 28, 2023, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the 2023 capital plan cycle, which began on October 1, 2023.

LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations, including the Corporation and the Bank, maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a prescribed regulatory liquidity stress scenario. As of December 31, 2023, the Corporation and the Bank were in compliance with applicable LCR requirements.
Northern Trust also is subject to the U.S. net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. As of December 31, 2023, the Corporation and the Bank were in compliance with applicable NSFR requirements. In addition, in 2023, Northern Trust began publicly disclosing certain qualitative and quantitative information about its NSFR consistent with the semi-annual disclosure requirements of the Federal Reserve Board’s final rule on U.S. NSFR disclosure.
As noted above, the enhanced prudential standards impose additional liquidity requirements for large bank holding companies. The Corporation, a Category II institution under the final tailoring rule, is subject to the liquidity risk management, monthly liquidity stress testing, liquidity buffer, and daily liquidity reporting requirements.

6 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

SWAPS AND OTHER DERIVATIVES.
Northern Trust is subject to comprehensive regulation of its derivatives businesses, including regulations that impose margin requirements, business conduct requirements, trade reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of swaps and security-based swaps. CFTC and U.S. Securities and Exchange Commission (SEC) rules require registration of swap dealers and security-based swap dealers, respectively, and impose numerous obligations on such registrants, including adherence to business conduct standards for all in-scope instruments. The Bank is registered with the CFTC as a swap dealer and is subject to CFTC and NFA rules and supervision related to its swaps business. Swap dealers regulated by a prudential regulator, like the Bank, are subject to uncleared swap margin requirements and minimum capital requirements established by the prudential regulators. The Corporation has not registered and does not expect that it, or any of its affiliates, will be required to register as a security-based swap dealer with the SEC.
In addition, certain nonbanking affiliates, including Northern Trust Securities, Inc. and Northern Trust Investments, Inc., are registered with the CFTC as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance, and commodity pool operators have certain responsibilities with respect to each pool they operate or advise.

BROKER-DEALER AND INVESTMENT ADVISER REGULATION
Northern Trust Securities, Inc. is registered as a broker-dealer with the SEC and is a member of various self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (FINRA). Broker-dealers are subject to laws and regulations relating to all aspects of their securities business operations, including, but not limited to, sales and trading practices, securities offerings, handling of customer funds, net capital levels, recordkeeping, privacy requirements, and the conduct of directors, officers, and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Northern Trust Securities, Inc. is also registered with the Municipal Securities Rulemaking Board (MSRB) as a municipal securities dealer and subject to regulation as such.
Northern Trust Securities, Inc. and other subsidiaries of the Corporation are registered with the SEC as investment advisers and are subject to regulation by the SEC. The Corporation’s registered investment advisers in the United States are subject to the Investment Advisers Act of 1940, as amended (the Investment Advisers Act), and SEC rules and regulations thereunder, including with respect to record-keeping, operational and marketing requirements, disclosure obligations, fiduciary and other obligations and prohibitions on fraudulent activities, and other applicable state and federal laws and regulations, including anti-fraud laws. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, termination of an investment adviser’s registration, fines and/or reputational harm.

ANTI-MONEY LAUNDERING, ANTI-TERRORISM LEGISLATION, AND OFFICE OF FOREIGN ASSETS CONTROL
Certain subsidiaries of the Corporation are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 and implemented in the regulation of the federal banking regulators and the Financial Crimes Enforcement Network (FinCEN), which requires banks to comply with anti-money laundering (AML) and financial transparency requirements, such as conducting due diligence, verifying client and beneficial owner identification, and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements.
In September 2022, FinCEN issued a final rule implementing one of three rulemakings planned in connection with the Corporate Transparency Act, which imposes new beneficial ownership information reporting requirements (Beneficial Ownership Reporting Rule). In order to comply with the Beneficial Ownership Reporting Rule, both domestic reporting companies and foreign reporting companies registered to do business in the United States generally will be required to

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 7

report information regarding themselves, their beneficial owners, and their company applicants. The Beneficial Ownership Reporting Rule became effective January 1, 2024 and may affect certain companies that the Corporation invests in, manages, or does business with. Additionally, on December 16, 2022, FinCEN published a Notice of Proposed Rulemaking for its second set of rulemakings in connection with the Corporate Transparency Act, which addresses how authorized recipients can access beneficial ownership information that will be reported to FinCEN and may affect certain activities conducted by the Bank. FinCEN issued the final rule on December 21, 2023, and it became effective on February 20, 2024.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) administers and enforces U.S. economic sanctions laws and regulations, which prohibit the Corporation and its subsidiaries from engaging in business in or with certain jurisdictions and parties that are the target of U.S. economic sanctions, such as organizations and countries suspected of aiding, harboring or engaging in terrorist acts or undermining the sovereignty and territorial integrity of democratic countries. If the Corporation or the Bank finds a sanctioned name or jurisdiction on any transaction, asset or account, the Corporation or the Bank must reject or block such account or transaction and notify the appropriate authorities.
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

DEPOSIT INSURANCE AND ASSESSMENTS
The Bank accepts deposits and eligible deposits have the benefit of FDIC insurance up to the standard maximum deposit insurance amount, which is currently $250,000 for each ownership right and capacity under which the eligible deposit accounts are maintained. Under the Federal Deposit Insurance Act (FDIA), insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated laws, regulations, or orders from a regulatory agency.
The FDIC’s Deposit Insurance Fund (DIF) is funded by assessments on FDIC-insured depository institutions. The FDIC assesses premiums based on an assessment rate and an assessment base. An insured depository institution’s assessment base considers average consolidated total assets, less the average tangible equity of the insured depository institution during the assessment period. The assessment base of custody banks is adjusted to exclude certain liquid assets from total average assets. To qualify as a custody bank, certain institutional eligibility criteria must be met. The Bank qualifies as a custody bank for this purpose. The FDIC utilizes a risk-based system to determine each institution’s assessment rate. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits.
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. Based on the FDIC’s recent projections, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In 2022, the FDIC adopted a final rule, applicable to insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. The FDIC also concurrently maintained the long-term target reserve ratio for the DIF, referred to as the Designated Reserve Ratio, at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured domestic office deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured domestic office deposits. The final rule provides that the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. The final rule becomes effective on April 1, 2024, and the first collection, including any adjustments as described above, will be reflected on the invoice for the first quarterly assessment period of 2024, with the first payment due on June 28, 2024. For more information on the FDIC’s special assessment, please see the “Consolidated Results of Operations—Noninterest Expense” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMMUNITY REINVESTMENT ACT
The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods and persons, consistent with the safe and sound operations of the banks. For purposes of the CRA, the Bank operates under a “wholesale” designation granted by the Federal Reserve Board and fulfills its CRA obligations by making qualified

8 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

investments for the purposes of community development. The Bank received an “outstanding” CRA rating from the Federal Reserve Board in its most recent CRA examination.
In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, mostly for retail designated banks, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate a bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “outstanding” ratings in the future.
According to the new rule, banks currently designated as “wholesale” will be absorbed into the “limited purpose” designation. The rule outlines that a limited purpose bank is one that is not in the business of extending consumer or retail loans, except on an incidental and accommodation basis. Limited purpose banks are only subject to a qualitative and quantitative review of a bank’s community development lending and investments in each assessment area. While we will continue to be evaluated on our community development activities in our local markets, we will also be evaluated against a national benchmark based on assets.
The rule is expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

DATA PRIVACY AND SECURITY
Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt, disclose, and enforce privacy policies with respect to consumer information, setting limitations on disclosure to third parties of consumer information, setting standards for protecting client information and preventing unlawful access to such information, and requiring notice of data breaches in certain circumstances. For example, the Federal Trade Commission has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security, and the Gramm-Leach-Bliley Act regulates the confidentiality and security of customer information obtained by financial institutions and certain other types of financial services businesses.
Most U.S. states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches―for example, the General Data Protection Regulation (GDPR) in Europe and its equivalent in the UK (UK GDPR), the Personal Information Protection Law (PIPL) in China, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA) in the United States. Similar laws are in effect or being considered in other jurisdictions in which we operate across the globe. The GDPR is designed to harmonize data privacy and security laws across the European Economic Area (EEA), to protect EEA citizens’ data privacy and security. The GDPR imposes stringent operational requirements on both data controllers and data processors and has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of the GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater. The GDPR also has been implemented into UK law as part of the arrangements following the UK’s withdrawal from the EU and operates in conjunction with other local data privacy requirements, although the GDPR and UK GDPR may diverge over time. The UK is also in the process of reforming its data privacy rules through a new Data Protection and Digital Information Bill.
In the United States, the CCPA broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches), and contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation.
In addition, several states have enacted comprehensive data privacy laws similar to the CCPA. These will apply in addition to laws that already exist in all 50 U.S. states that require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if enacted.
The Corporation maintains a regulatory change framework to monitor and respond to regulatory change, including for data privacy, and has adopted and disseminated privacy policies and communicates required information relating to financial privacy and data security in accordance with applicable law.

CONSUMER LAWS AND REGULATIONS
The Corporation’s banking subsidiaries are subject to certain federal and state laws and regulations designed to protect consumers in transactions with banks. Failure to comply with these laws and regulations could lead to substantial penalties,

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 9

operating restrictions and reputational damage to the financial institution. Consumer laws and regulations are enforced by the Consumer Financial Protection Bureau (CFPB) and other federal and state regulators.

NON-U.S. REGULATION
Northern Trust is subject to the laws and regulatory authorities of the jurisdictions in which its non-U.S. branches and subsidiaries operate. For example, branches and subsidiaries conducting banking and asset servicing businesses in the UK are authorized to do so pursuant to the UK Financial Services and Markets Act 2000. They are authorized by the Prudential Regulation Authority (PRA) and/or the Financial Conduct Authority (FCA). The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, impose capital requirements, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. Additionally, the Bank is licensed as a foreign authorized deposit-taking institution in Australia under the Banking Act (Australia) and as a wholesale bank in Singapore under the Banking Act (Singapore) and as a result is subject to the supervision of the Australian Prudential Regulation Authority and the Monetary Authority of Singapore, respectively.
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
Since January 31, 2020, the UK has not been a member of the EU. EU legislation as it applied to the UK on December 31, 2020 is a part of UK domestic legislation, under the control of the UK’s parliament. Most UK law relevant to the Corporation and its subsidiaries is still closely aligned with the EU legislative framework in place in December 2020. However, in 2022, the UK government proposed legislation that makes significant reforms to the UK’s financial services regulations. In particular, the Financial Services and Markets Act 2023 includes measures revoking retained EU law relating to financial services. In addition, the UK government announced a package of post-Brexit reforms to drive growth and competitiveness in the financial services sector. The Financial Services and Markets Act 2023 along with these other reforms may directly and indirectly impact the Corporation.
The following items provide a brief description of certain key regulatory requirements in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR discussed under “Resolution Planning” and “Data Privacy and Security,” respectively, above.

EU and UK Prudential Regulatory Frameworks. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) set out the framework for prudential regulation of credit institutions in the EU, including, among other things, capital and liquidity requirements, leverage, and disclosure and reporting. CRR and CRD have been subject to extensive amendments relating to the leverage ratio, the net stable funding ratio, large exposures, and market and counterparty credit risk, enhancing the resiliency of EU banks to potential future economic shocks, the transition to climate neutrality and finalizing the implementation of the Basel III agreement. Since June 26, 2021, investment firms under the Markets in Financial Instruments Directive (MIFID) have been subject to a new prudential regime under the EU Investment Firm Directive and Investment Firm Regulation. In April 2021, the Financial Services Act came into force in the UK establishing among other things, (i) a framework for the new investment firm prudential framework to apply in the UK and (ii) the UK implementation of Basel III standards, including amendments to CRR as implemented into UK law following the withdrawal from the EU. UK and EU branches and subsidiaries of the Corporation may also be subject to local rules on outsourcing and operational resilience.
Markets Regulation. MIFID (which came into force in 2018), the linked Markets in Financial Instruments Regulation (MIFIR), and the European Market Infrastructure Regulation 648/2012 (EMIR) are the primary pieces of EU legislation which regulate, among other things, trading in derivative and securities markets, transaction reporting, investor protection, clearing and risk mitigation. MIFID, MIFIR and EMIR, with applicable amendments, now form part of UK law under the legislation implemented when the UK left the EU. Reforms to the onshored version of MIFIR have been made by the UK Financial Services and Markets Act 2023. The reforms impact, among other things, the share trading obligation and derivatives trading obligation.
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. Key features of the CSDR include shorter settlement periods, settlement discipline measures (including mandatory cash penalties and “buy-ins” for settlement fails and settlement fails reporting) and an obligation regarding dematerialization for most securities. In the UK, the Financial

10 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Services and Markets Act 2023 grants to the Bank of England new rule-making powers in relation to central securities depositories (CSD).
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
Benchmarks Regulation. On January 1, 2018, the EU Benchmarks Regulation (BMR) became applicable in all EU member states. The principal objectives of the BMR are to restore investor confidence in the accuracy, robustness and integrity of indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds, and the benchmark-setting process itself. The BMR aims to achieve these objectives by ensuring that benchmarks are not subject to conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure. The BMR has been incorporated into UK law following the withdrawal from the EU, with applicable amendments. In the UK, the FCA has exercised powers under the BMR to effect the publication of a synthetic LIBOR rate for one-month, three-month and six-month sterling and U.S. Dollar LIBOR (USD LIBOR) beyond their respective dates of cessation.
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, social and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g., prospectuses) and in annual reports. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants and certain investment products. On October 25, 2022, the FCA issued a consultation paper on new measures for a UK regime on sustainability disclosure requirements and investment labels. The new measures will enter into force during the course of 2024.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulations) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including MiFID firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further entity, pre-contractual and periodic disclosures. The UK government is in the process of implementing its own “green” taxonomy for guiding companies and investors on “green” investments, similar to the EU regime.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 11

improve the transmission of information along the chain of intermediaries to facilitate the exercise of shareholder rights. Non-EU intermediaries are required to comply with the requirements if they provide services with respect to shares of companies that have their registered office in the EU. SRD II has been incorporated into UK law and remains largely aligned with the EU.
Depositary Books & Records. Following the European Securities and Markets Authority’s opinion on asset segregation and application of depositary delegation rules to CSDs published on July 20, 2017, changes were introduced by two EU regulations modifying the existing Alternative Investment Fund Managers Directive (AIFMD) and UCITS Level 2 Regulations. The changes aim to better define asset segregation requirements and to add additional safeguards, primarily focusing on information flow between the depositary and any third party to whom safe-keeping functions have been delegated. The key changes (i) impact the frequency of reconciliations between the depositary’s internal accounts and records and those of any third party in the custody chain, (ii) require the depositary to maintain an independent record separate from the record maintained by the third party, and (iii) increase due diligence obligations where custody of assets is delegated to third parties outside of the EU. AIFMD and the UCITS directive were incorporated into UK law and remain largely aligned with the EU. The changes impact Northern Trust’s subsidiaries providing depositary services to European-domiciled fund clients.

In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2023, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

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

EMPLOYEES
Northern Trust employed approximately 23,100 full-time equivalent employees as of December 31, 2023. The regional breakout of our employee base is 42% Asia-Pacific, 41% North America, and 17% Europe, Middle East, and Africa.

TALENT MANAGEMENT
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
Learning and Development. An integrated partnership between our enterprise-wide and functional learning and development teams ensures we deliver holistic training solutions. Through our online learning portal, Northern Trust University, all employees can access a portfolio of professional and functional training offerings most helpful to their role. We provide targeted development opportunities for employees transitioning into management and throughout their management and leadership career. Our training content is dynamic as we regularly evaluate its quality and utilization and we refresh and organize courses and resources to enable employees to develop skills most critical to servicing our clients and developing their careers. A continuing area of focus is helping expand digital, analytical and financial acumen and skills across the enterprise. Many of our programs are interactive, include peer networking, and offer direct access to expert facilitators. Training is offered through online libraries of self-study content and in both virtual and classroom instructor-led formats.
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

12 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Engagement and Recognition. Building an inclusive, connected and engaged employee culture is essential to retaining our talent. We collect employee perspectives and ideas through an annual Engagement Survey. Results are evaluated to identify strengths, progress, and opportunities to strengthen employee engagement, and are shared with employees and the Board of Directors. We also offer an online employee recognition platform that strengthens the unity that binds us as a company and connects employees in new and meaningful ways.

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

DIVERSITY, EQUITY, AND INCLUSION (DE&I)
Northern Trust is committed to an inclusive culture and strives to create a work environment in which all individuals are welcomed, respected, supported, valued, and can fully contribute to the success of the business.
Leading From the Top. Our vision for creating an inclusive environment is embedded at all levels of the organization. Our Board of Directors, through its Human Capital and Compensation Committee, and our Chairman and Chief Executive Officer actively engage in oversight of our DE&I strategies and initiatives. All DE&I functions are led by our Head of Corporate Sustainability, Inclusion and Social Impact, who is an Executive Vice President, and reports directly to our Chairman and Chief Executive Officer. Reflecting the importance of an inclusive workplace, in 2023, we established the role of Global Chief DE&I Officer, responsible for developing the enterprise’s inclusion strategies. Three Regional DE&I Leads are responsible for the design and execution of topic relevant programs across North America, Europe, the Middle East, and the Asia-Pacific region. Our Global DE&I Executive Council is responsible for providing strategic oversight and driving accountability on the inclusion priorities.

The following table presents the gender and ethnic diversity of our Board of Directors and executive officers.

TABLE 2: BOARD OF DIRECTORS AND EXECUTIVE OFFICERS REPRESENTATION

	DECEMBER 31, 2023
	FEMALE	MALE	WHITE	BLACK	HISPANIC	ASIAN
Board of Directors	25%	75%	59%	25%	8%	8%
Executive Officers	33%	67%	84%	8%	8%	—%
Bolstering Inclusion. We are committed to providing equal opportunities for all employees regardless of race, gender, gender identity, sexual orientation, age, disability, religion, ethnicity, veteran status, or any other characteristic. We strive to ensure that our policies, processes, and structures promote inclusivity and offer equitable opportunities for our employees to grow and thrive within the workplace. We invest in ongoing education to increase awareness and understanding of diversity and inclusion concepts and behaviors.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 13

Leveraging our employee Engagement Survey and insights and benchmarks from industry experts, we launched our Inclusion Index to better understand the factors that drive inclusion and our employees’ sense of belonging across the organization. The Index helps us identify gaps and opportunities to build upon our strengths around inclusion. Our leaders are committed to implementing solutions to foster an inclusive and diverse workplace that aligns with the Corporation’s mission, values, goals, and business practices.

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

14 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
•We are highly dependent on information technology systems, and networks, many of which are operated by third parties, and any failures of, or disruptions to, our or such third parties’ technological systems or networks could materially and adversely affect our business.
•Breaches of our security measures, including, but not limited to, those resulting from cyber-attacks, or other information security incidents may result in losses.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 15

Regulatory and Legal Risks
•Failure to comply with regulations and/or supervisory expectations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
•We are subject to extensive and evolving government regulation and supervision that impacts our operations. Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry may heighten the challenges we face and make regulatory compliance more difficult and costly.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which could increase the cost of doing business, compliance risks and potential liability.
•We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
•We may be impacted adversely by supervisory and/or regulatory enforcement matters.
•We may fail to set aside adequate reserves for, or otherwise underestimate our liability relating to, pending and threatened claims, with a negative effect on our earnings.
•The ultimate impact on us of regulatory divergence between the United Kingdom and the European Union remains uncertain.
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
•Changes in tax laws and interpretations and challenges to our tax positions may affect our earnings negatively.
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

16 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Our earnings also may be affected by poor investment returns or changes in investment preferences driven by factors beyond market volatility or weak economic conditions. Poor absolute or relative investment performance in funds or client accounts that we manage or in investment products that we design or provide may result in declines in the market values of portfolios that we manage and/or administer and may affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. For example, from time to time in the past, outflows from certain of our products driven by relative investment performance or other factors adversely impacted our overall fees derived from assets that we manage. Broader changes in investment preferences that lead to less investment in mutual funds or other collective funds, such as the shift in investor preference to lower fee products, could also impact our earnings negatively.

Changes in interest rates can affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In response to rising inflation, the Federal Reserve Board increased interest rates from historically low levels during 2022 and 2023. While a rising interest rate environment generally has a positive effect on our net interest margin, in some circumstances, a rise in interest rates also may affect us negatively. For example, the rapid increases in interest rates during 2022 and 2023 adversely impacted the value of certain of our investment securities, with resultant impacts on our capital, liquidity, and earnings. Additionally, higher interest rates historically have caused, and may in the future cause: market volatility and downturns in equity markets, resulting in a decrease in the valuations of the assets we manage or service for others, which generally impact our earnings negatively; our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower performance, yields and fees; or higher funding costs.
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
The monetary, trade and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on economic conditions and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the U.S. through quantitative tightening and/or easing, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing, and play a role in contributing to or moderating levels of inflation, all of which meaningfully impact our earnings. Further, their policies can affect our borrowers by increasing interest rates or making sources of funding less available, which may increase the risk that borrowers fail to repay their loans from us. Changes in monetary, trade and other governmental policies are beyond our

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 17

control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.
Macroeconomic conditions and uncertainty in the global economy, including the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, international trade policy, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Additionally, financial markets may be adversely affected by the liquidity or capital deficiencies (actual or perceived) of financial institutions and related industry and government actions, current or anticipated impact of military conflict (including the continuing military conflicts involving Ukraine and the Russian Federation and Israel and Hamas and other evolving events in the Middle East), terrorism, political or civil unrest, public health epidemics or pandemics, the exit or potential exit of one or more countries from the EU, sovereign debt downgrades or debt crises, or other geopolitical events. For example, developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. The cumulative effect of uncertain business conditions or economic challenges faced in various foreign markets, including fiscal or monetary concerns, economic downturns and the possibility of a recession in some jurisdictions, other economic factors (including changes in foreign currency exchange rates, interest rates and changes to tax laws or the application or enforcement practices of such laws), or volatility or lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition, and results of operations.
Declines in the value of securities held in our investment portfolio can affect us negatively.
Our investment securities portfolio represents a greater proportion, and our loan portfolio represents a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market values available from third-party sources, have fluctuated, and may continue in the future to fluctuate, as a result of market volatility and economic or financial market conditions. For example, in 2023, and again in early 2024, we realized notable losses on the sale of available for sale securities and we may realize additional losses in the future. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital, liquidity, and, to the extent we realize losses, earnings. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, market risks have, from time to time, negatively affected the value of securities held in our investment portfolio and in the future we could suffer additional adverse effects as a result of our failure to anticipate and manage these risks properly.
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

18 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope, some or all of which may be exacerbated by the trend toward hybrid and remote working arrangements in recent years, include:
•failures of technological systems or networks or breaches of security measures, including, but not limited to, those resulting from computer viruses, cyber-attacks or other information security incidents;
•human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
•theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;
•defects or interruptions in computer or communications systems;
•breakdowns in processes and internal controls; over-reliance on manual processes and controls, which are less scalable than automated processes and controls;
•failures of the systems and facilities that support our operations;
•failure of any third-party vendor to properly execute the processes on which Northern Trust relies;
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
We are highly dependent on information technology systems and networks, many of which are operated by third parties, and any failures of, or disruptions to, our or such third parties’ technological systems or networks could materially and adversely affect our business.
Our business is dependent on our and third parties’ information technology systems and networks. Any failure, interruption or breach in the security of any such systems or networks could severely disrupt our operations and could subject us to liability claims, harm our reputation, interrupt our operations, or otherwise adversely affect our business, financial condition or results of operations.
Additionally, our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 19

Our business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system, network or operational failure or disruption.
Breaches of our security measures, including, but not limited to, those resulting from cyber-attacks or other information security incidents, may result in losses.
Our systems involve the storage, transmission and other processing of clients’ and our personal, proprietary, confidential and sensitive information, and security breaches, including cyber-attacks or other information security incidents, could expose us to a risk of theft, loss, destruction, gathering, monitoring, dissemination, misappropriation, misuse, alteration, or unauthorized disclosure of or unauthorized access to this information. Despite our implementation of a variety of security measures, our computer systems, networks, and data, including clients’ or our personal, proprietary, confidential and sensitive information, could be subject to cyber-attacks or other information security incidents, such as, among other things, from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, ransomware attacks, social engineering attacks (including phishing attacks) or denial-of-service attacks. Our security measures also may be breached due to the actions of outside parties, employee error, failure of our controls with respect to access to our systems, malfeasance or otherwise. Any failure, interruption or breach in the security of our systems could severely disrupt our operations and could subject us to liability claims, harm our reputation, interrupt our operations, or otherwise adversely affect our business, financial condition or results of operations.
Data privacy and security risks for large financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of internet-based solutions, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and rapidly evolving techniques of hackers, terrorists, organized crime and other external parties, including foreign state actors and state-sponsored actors, any of which may see their effectiveness enhanced by the use of artificial intelligence. Data privacy and security risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. If we fail to continue to upgrade our technology infrastructure to ensure effective data privacy and security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attacks and other information security incidents and, consequently, subject to significant regulatory penalties and reputational damage. Also, like many large enterprises, the trend in the past several years toward a hybrid work environment that includes a combination of in-office and remote work creates a broader attack surface for, and potential vulnerabilities from, cyber threats.
While we generally conduct security assessments on third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other information security incident. Some of our vendors may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyber-attacks or other information security incidents. In addition, our clients often use personal devices, such as computers, smart phones and tablets, which are particularly vulnerable to loss and theft, as well as third parties with whom they share information used for authentication, to access our systems and networks and manage their accounts, which may heighten the risk of system failures, interruptions or security breaches.
Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and networks and prevent cyber-attacks or other information security incidents could disrupt our operations or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential, proprietary, or other sensitive information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. A vulnerability in our service providers’ software or systems, a failure of our service providers’ safeguards, policies or procedures, or a cyber-attack or other information security incident affecting any of these third parties could harm our business.
In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private information, and reputational harm. We and our clients have been, and expect to continue to be, subject to a wide variety of cyber-attacks and other similar threats, including computer viruses, ransomware and other malicious code, distributed denial-of-service attacks, and phishing and vishing attacks, and it is possible that we could suffer material losses resulting from a breach. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems and networks change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, successful cyber-attacks may persist for an extended period of time before being detected. Because any investigation of an information security incident would be inherently unpredictable, the extent of a particular information security incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before such an

20 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, clients and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.
We could be the subject of legal claims or proceedings related to information security incidents, including regulatory investigations and other legal actions, carrying the potential for damages, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures and reputational damage. Further, the market perception of the effectiveness of our information security measures could be harmed, our reputation could suffer and we could lose clients in conjunction with security incidents, each of which could have a negative effect on our business, financial condition and results of operations. A breach of our security also may affect adversely our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. An event that results in the loss of information also may require us to reconstruct lost data or reimburse clients for data and credit monitoring services, which could be costly and have a negative impact on our business and reputation. Although we maintain insurance coverage in the event of information theft, damage, or destruction from cyber-attacks or other information security incidents, there can be no assurance that liabilities or losses we may incur will be covered under such policies, that the amount of insurance will be adequate to cover such losses, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
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
In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for ourselves that involve very large amounts of money. Failure to manage or mitigate operational risks properly can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Further, remote working and other modified business practices initiated in recent years, combined with the increasing sophistication and frequency of potential cyber-attacks and other information security incidents, have heightened our operational and execution risk. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.
Our dependence on technology, and the need to update frequently our technology infrastructure, exposes us to risks that also can result in losses.
Our businesses depend on information technology infrastructure, both internal and external, to record and process, among other things, a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, combined with the increasing sophistication and frequency of potential cyber-attacks and other information security incidents, we must constantly improve and update our information technology infrastructure. Upgrading, replacing, and modernizing these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational, and operational harm. In recent years, there has been an acceleration in the transition from traditional to digital financial services and heightened customer expectations in this area, and this transition may require us to invest greater resources in technological advancements. Failure to ensure adequate review and consideration of critical business and regulatory issues prior to and during the introduction and deployment of key technological systems or networks or failure to align operational capabilities adequately with evolving client commitments and expectations may have a negative impact on our results of operations. The failure to respond properly to, and invest in, changes and advancements in technology and/or to compete for and retain employees with the necessary technical skills and expertise could limit our ability to attract and retain clients, prevent us from offering products and services comparable to those offered by our competitors, inhibit our ability to meet regulatory requirements or otherwise have a material adverse effect on our operations.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 21

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
Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, and network access. Our use of third-party vendors exposes us to the risk that such vendors (or their vendors) may not comply with their servicing and other contractual obligations, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services have in the past and could in the future have a negative effect on our ability to deliver products and services to our clients and conduct our business. Replacing these third-party vendors or performing the tasks they perform for ourselves has in the past and could in the future create significant delay and expense.

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our U.S. and non-U.S. business, we are subject to risks of loss and adverse economic impacts from various unfavorable political, economic, legal, public health, or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rate changes, tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 32% of our revenue in 2023. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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
In addition, we are subject in our global operations to rules and regulations relating to corrupt and illegal payments, money laundering, and laws that prohibit us from doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act, the UK Bribery Act, and economic sanctions and embargo programs administered by the U.S. Office of Foreign Assets Control and similar agencies worldwide. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographic diversity of our operations, employees, clients and customers, as well as the vendors and other third parties with whom we deal, presents the risk that we may be found in violation of such rules, regulations, laws or programs and any such violation could subject us to significant penalties or affect our reputation adversely.

22 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Failure to control our costs and expenses adequately could affect our earnings negatively.
Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. In recent years, increased expenses have affected—and a failure to control our costs and expenses in the future, whether as a result of inflation or otherwise, could affect—our earnings negatively.
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, global conflicts (including the continuing military conflicts involving Ukraine and the Russian Federation and Israel and Hamas) or other similar events, as well as government actions or other restrictions in connection with such events, have had in the past, or may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, impose significant compliance costs with new financial and economic sanctions regimes, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. For example, in some jurisdictions such as the Russian Federation, local market restrictions, laws, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. When such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other sovereign risk events and/or factors or events beyond our reasonable control that excuse performance under force majeure or other contractual provisions, the risk of loss on such cash on deposit may potentially be incurred by us. As of December 31, 2023, we held cash that accumulates in relation to Russian securities with our subcustodian and/or clearing agencies for the benefit of certain clients in our Asset Servicing business which are subject to restrictions that inhibit our ability to access or transfer such deposits, and which amount is expected to increase significantly over time as long as the sanctions and other relevant restrictions remain in effect. Our subcustodian is also a subsidiary of a large, global financial institution with whom we have other credit exposures, which may limit the financial relationship we may have with this counterparty and has in the past made, and may in the future make, compliance with specific U.S. regulatory single counterparty credit limits more challenging.
The foregoing or similar events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the U.S. or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict. Please see “Strategic Risks” in this “Risk Factors” section for further description of risks associated with climate change.
Credit Risks
Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings.
We evaluate extensions of credit before we make them and provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments, including forecasts of economic conditions through the life of these credit exposures. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessments and accurately estimating the impacts of those factors. Allowances that prove to be inadequate may require us to realize increased provisions for credit losses or write down the value of certain assets on our balance sheet, which result in losses and/or increased provisions for credit losses and in turn would affect earnings negatively.
Market volatility and/or weak economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.
Credit risk levels and our earnings can be affected by market volatility and/or weakness in the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality, or a reduced demand for credit. Adverse changes in the financial performance or condition of our borrowers resulting from market volatility, elevated interest rates, and/or weakened economic conditions could impact the borrowers’ abilities to repay outstanding loans, which could in turn impact our financial condition and results of operations negatively.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 23

The failure or perceived weakness of any of our significant counterparties could expose us to loss.
The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker-dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets, or in certain countries where these counterparties are domiciled, has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. Further, the consolidation of financial services firms and the failures of other financial institutions has in the past increased, and may in the future increase, the concentration of our counterparty risk. These risks are heightened by the fact that our operating model relies on the use of unaffiliated sub-custodians to a greater degree than certain of our competitors that have banking operations in more jurisdictions than we do. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, financial condition and results of operations.
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
We also manage investment products that, while not obligations of ours, may be exposed to liquidity risks. These products, such as money market and other short-term investments provide clients a right to the return of cash or assets on limited notice. If clients demand a return of their cash or assets, particularly on limited notice, and these investment products do not have the liquidity to support those demands, we could be forced to sell investment securities held by these investment products at unfavorable prices potentially damaging our reputation with the investment community.
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
We may need to raise additional capital to provide sufficient resources to meet our business needs and commitments, to accommodate the transaction and cash management needs of our clients, to maintain our credit ratings in response to regulatory changes, including capital rules, or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. For example, in the event of future turmoil in the banking

24 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could affect our borrowing costs, capital costs and liquidity adversely.
Rating agencies publish credit ratings and outlooks on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. Our credit ratings are subject to ongoing review by the rating agencies and thus may change from time to time based on the agencies’ evaluation of a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control, such as rating-agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.
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
Virtually every aspect of our business around the world is regulated, generally by domestic and foreign governmental agencies that have broad supervisory powers and the ability to impose sanctions. These regulations cover a variety of matters, including prohibited activities, required capital levels, resolution planning, human trafficking and modern slavery, and data privacy and security. Some of these requirements are directed specifically at protecting depositors of the Bank, the U.S. DIF and the banking system as a whole, not our stockholders or other security holders. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies, whether formal or based upon supervisory expectations, on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, changes in laws or failure to comply with new requirements or with future changes in laws or regulations may impact our results of operations and financial condition negatively.
We are subject to extensive and evolving government regulation and supervision that impacts our operations. Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry may heighten the challenges we face and make regulatory compliance more difficult and costly.
We operate in a highly regulated environment, and are subject to a comprehensive statutory and regulatory regime affecting all aspects of our business and operations, including oversight by governmental agencies both inside and outside the U.S. Various regulatory bodies have demonstrated heightened scrutiny of financial institutions through many regulatory initiatives. These initiatives have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a compliance violation, even if the failure to comply was inadvertent or reflects a difference in interpretation. We have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements. We cannot provide assurance that these programs and policies are or will be adequate to identify and manage internal and external compliance risks. For example, our business may be adversely impacted by actual or alleged misconduct by an employee or other negative outcomes caused by human error. Changes to statutes, regulations or regulatory and supervisory policies or their interpretation or implementation and the continued heightening of regulatory and supervisory requirements could affect us in substantial and unpredictable ways.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 25

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
The evolving regulatory and supervisory environment and uncertainty about the timing and scope of future laws, regulations and policies may contribute to decisions we may make to suspend, reduce or withdraw from existing businesses, activities or initiatives, which may result in potential lost revenue or significant restructuring or related costs or exposures. We also face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modification of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. For example, proposed changes to applicable capital and liquidity requirements, such as the Basel III Endgame Proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases. For more information concerning our legal and regulatory obligations with respect to Basel III and long-term debt requirements, see “Supervision and Regulation” in Item 1, “Business.”
In addition, regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. For example, during 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events could adversely impact our business, financial condition and results of operations.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations governing data privacy and security, which may differ and potentially conflict, in various jurisdictions, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. Regulators globally are introducing the potential for greater monetary fines on institutions that suffer from breaches leading to the loss, misappropriation or unauthorized access, use or disclosure of personal, confidential, proprietary or sensitive information. Most U.S. states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and notification of data breaches. These and other changes in laws or regulations associated with the enhanced protection of personal and other types of information could greatly increase compliance costs, the size of potential fines related to the protection of such information and reporting obligations in the case of cyber-attacks or other information security incidents. Compliance with these laws, regulations, rules and standards may require us to change and continuously update our policies, procedures and technology controls for information security, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
In the U.S., there are numerous federal, state and local data privacy and security laws and regulations governing the collection, sharing, use, retention, disclosure, security, storage, transfer and other processing of personal information. At the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission and the Gramm-Leach-Bliley Act. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if enacted. At the state level, we are subject to laws and regulations such as the CCPA. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
At the international level, we are subject to the GDPR and UK GDPR and similar laws are in effect or being considered in other jurisdictions in which we operate across the globe. While the GDPR and the UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR, to an extent. Legal developments in the EEA and the UK also have created complexity and uncertainty regarding processing and transfers of

26 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

personal data from the EEA and the UK to the U.S. and other so-called third countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Importantly, significant monetary fines have been imposed since the introduction of such stringent privacy laws in the EU and the UK and regulatory expectations on governance and accountability in the protection of privacy and data continue to increase.
Further, while we strive to publish and prominently display privacy notices and policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be considered sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security, considering the fast-evolving regulatory expectations. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.
Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may be impacted adversely by claims or litigation, including claims or litigation relating to our fiduciary responsibilities.
Our businesses involve the risk that clients or others may sue us, claiming that we or third parties for whom they say we are responsible have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk is heightened when we act as a fiduciary for our clients and may be further heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, regulators, tax authorities and courts have increasingly sought to hold financial institutions liable for the misconduct of their clients where such regulators and courts have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the wrongdoing.
Claims made or actions brought against us, whether founded or unfounded, may result in lawsuits, injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation is often substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently affecting our earnings negatively.
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
The complexity of the federal and state regulatory, supervisory and enforcement regimes in the U.S., coupled with the global scope of our operations and the increased aggressiveness of the tax and regulatory environment worldwide, also means that a single event may give risk to a large number of overlapping investigations and regulatory proceedings, either by multiple agencies in the U.S. or by multiple regulators and other governmental entities or tax authorities in different jurisdictions. Responding to inquiries, investigations, and proceedings, regardless of the outcome of the matter, is time consuming and expensive and can divert the attention of our senior management from our business. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.
The number of regulatory and governmental investigations and proceedings, as well as the amount of penalties and fines sought, has remained elevated for many firms in the financial services industry. The Corporation and other financial

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 27

institutions have become subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action, which we expect to continue. Any such heightened enforcement activity or new regulations could have a material adverse effect on our business, financial condition and results of operations.
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
The ultimate impact on us of regulatory divergence between the United Kingdom and the European Union remains uncertain.
While regulatory standards remain largely aligned following the UK’s withdrawal from the EU, commonly referred to as “Brexit,” it is possible that future divergence may occur between the UK and EU; therefore, the final impact remains uncertain. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that entered into force on May 1, 2021. While the trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, it generally does not address the regulation of financial services. Instead, in March 2021, the UK and the EU agreed upon a framework for voluntary regulatory cooperation and dialogue on financial services issues between the parties in a memorandum of understanding, which was signed on June 27, 2023.
Since the UK’s withdrawal from the EU on December 31, 2020, the UK government has embarked on a program of significant regulatory reform. In particular, the recently enacted Financial Services and Markets Act 2023 contains provisions that will eventually repeal all EU rules and regulations relating to financial services that were incorporated into UK law following Brexit. The UK government and the UK financial services regulatory authorities has been consulting on a number of measures that will replace the current EU-based rules and regulations with measures that reflect the particular needs of the UK market and policy objectives of the UK’s regulatory authorities. Consequently, over time it is likely that the rules and regulations relating to financial services will diverge, which may result in additional compliance costs for our UK and EU businesses.
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
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively. Competition for the best employees in most activities in which we engage can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain necessary personnel. Factors that affect our ability to attract and retain talented and diverse employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These laws and regulations may not apply in the same manner to all financial institutions and other companies, which therefore may subject us to more restrictions than other institutions and companies with which we compete for talent and may also hinder our ability to compete for talent with other industries. In addition, our current or future approach to in-office and remote work arrangements may not meet the needs or expectations of our current or prospective employees, may not be perceived as favorable as compared to the arrangements offered by competitors and may not be conducive to a collaborative working environment, which could adversely affect our ability to attract, retain and motivate employees. The unexpected loss of services of necessary personnel, both in businesses and corporate functions, could have a material adverse impact on our business because of their skills; knowledge of our markets, operations and clients; years of industry experience; and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of necessary employees, either individually or as a group, could affect our clients’ perception of our abilities adversely. A competitive labor market may also have the effect of heightening many of these risks.

28 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

If we do not develop and execute strategic plans successfully, our growth may be impacted negatively.
Our growth depends upon successful, consistent development and execution of our business strategies. A failure to develop and execute these strategies may impact growth negatively. A failure to grow organically or to integrate successfully an acquisition could have an adverse effect on our business. The challenges arising from the integration of an acquired business may include preserving valuable relationships with employees, clients, suppliers and other business partners, delivering enhanced products and services, as well as combining accounting, data processing and internal control systems. To the extent we enter into transactions to acquire complementary businesses and/or technologies, we may not achieve the expected benefits of such transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation. These risks may be increased if the acquired company operates internationally or in a geographic location where we do not already have significant business operations.
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
Our ability to compete effectively, to attract and retain clients and employees, and to grow our business is dependent on maintaining our reputation. Damage to our reputation can therefore cause significant harm to our business and prospects, and can arise from various sources, including, among others, the failure or perceived failure to meet or appropriately address client expectations or fiduciary or other obligations; operational failures; legal and regulatory requirements; potential conflicts of interest; data privacy and security; social and sustainability concerns related to our business activities; or any other of the risks discussed in this Item 1A. Additionally, the actual or alleged actions of our affiliates, vendors or other third parties with which we do business, the actual or alleged actions or statements of our employees or adverse publicity could negatively impact our reputation and significantly harm our business prospects. Damage to our reputation for delivery of a high level of service could undermine the confidence of clients and prospects in our ability to serve them and accordingly affect our earnings negatively. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business and the performance of our common stock. Failure to maintain our reputation ultimately could have an adverse effect on our ability to manage our balance sheet or grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively or lead to a general loss of confidence in, or impact market perception of, financial institutions that could negatively affect us.
Our reputation may be significantly damaged by adverse publicity or negative information regarding the Corporation and the Bank, whether true or not, that may be published or broadcast by the media or posted on social media, non-mainstream news services or other parts of the internet. The proliferation of social media channels utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, including through the rapid dissemination of inaccurate, misleading or false information, which could harm our reputation or have other negative consequences. Furthermore, ESG-related issues have been the subject of increased focus by regulators and stakeholders, including outside the U.S., and particularly in Europe. Any inability to meet applicable requirements or expectations, including those from conflicting U.S. and non-U.S. global expectations, may adversely

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 29

impact our reputation. Additionally, various stakeholders have divergent views on ESG-related matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. In the case of proxy voting, there is the inherent risk of misalignment between the proxy votes we cast on behalf of clients and all of our clients’ values and preferences. This divergence increases the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders and could adversely impact our reputation and business.
We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients. Effectively identifying gaps or weaknesses in our product offerings is important to our success. Failure to keep pace with our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased data privacy and security and other information technology threats. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.
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

30 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Our operations, businesses and clients could be materially adversely affected by the effects of climate change or concerns related thereto.
Risks related to climate change may impact our business, financial condition, and results of operations adversely. The physical risks of climate change include rising average global temperatures, rising sea levels, and an increase in the frequency and severity of extreme weather events and natural disasters. Such developments could disrupt our operations and resilience capabilities, those of our clients, or third parties on which we rely. Further, the consequences of climate change could negatively impact our clients’ ability to pay outstanding loans, reduce the value of collateral, or result in insurance shortfalls.
Climate change could also result in transition risk arising from changes in policy, regulations, technology, business practices or market preferences toward a lower-carbon economy which could adversely impact us or our clients. These impacts could result in increased operational or compliance costs, higher energy expenses, additional taxes, and the devaluation of assets.
Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change, including through the development and marketing of effective and competitive new products and services designed to address our clients’ climate risk-related needs. We also face regulatory and liability risk associated with greenwashing claims, a failure to execute on our public climate-related commitments, or by association with individuals, entities, industries or products that may be inconsistent with our stated positions on climate change issues. At the same time, certain financial institutions have also been subject to significant scrutiny by regulatory agencies and government officials and other criticism and negative publicity as a result of their decisions to reduce their involvement in certain industries or projects perceived to be associated with climate change. If we do not identify, quantify, and mitigate such risks successfully, we may experience financial losses, litigation, reputational harm, and losses of investor and stakeholder confidence.
Even as regulators begin to mandate additional disclosure of climate-related information by companies across sectors, methodologies and data used to conduct more robust climate-related risk analyses are still in development. Third‑party exposures, emissions, climate-related risks, and other data are limited in availability and variable in quality. Modeling capabilities across the industry to analyze climate-related risks and interconnections are improving but remain imperfect. These legislative and regulatory uncertainties along with inconsistencies and conflicts of policy across jurisdictions, and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs.

Other Risks
The systems and models we employ to analyze, monitor and mitigate risks, as well as for other business purposes, are inherently limited, may not be effective in all cases and, in any case, cannot eliminate all risks that we face.
We use various systems and models in analyzing and monitoring several risk categories, as well as for other business purposes. While we assess and improve these systems and models on an ongoing basis, there can be no assurance that they, along with other related controls, will effectively mitigate risk under all circumstances, or that they will adequately mitigate any risk or loss to us. As with any systems and models, there are inherent limitations because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to quantify accurately the magnitude of the risks we face or they may not be effective against all types of risk, including risks that are unidentified or unanticipated. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Models based on historical data sets might not be accurate predicators of future outcomes and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events). Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which ultimately could have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss or noncompliance with regulatory requirements or expectations.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 31

Changes in tax laws and interpretations and challenges to our tax positions may affect our earnings negatively.
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
Additionally, on October 19, 2021, we announced that our Board authorized a share repurchase program to repurchase up to 25.0 million shares of the Corporation’s outstanding common stock. The Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. The Inflation Reduction Act of 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022. There have been recent proposals to significantly increase this excise tax rate. Any such material increases may impact our future strategies relating to the return of capital to our shareholders, including the size of, or execution against, current or future repurchase programs related to shares of our common stock.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

32 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 1C – CYBERSECURITY
Northern Trust understands the importance of managing cybersecurity risk to ensure the safety and security of our data and systems. The Business Risk Committee of the Board of Directors (Business Risk Committee), which reports regularly to the Board, oversees management’s actions to identify, assess, mitigate and remediate material issues related to cybersecurity and technology risk as part of our enterprise risk management program and processes. The Cybersecurity Risk Oversight Subcommittee, chaired by the former chief information officer and chief transformation officer of a Fortune 50 company, assists the Business Risk Committee in discharging its oversight duties with respect to cybersecurity risk and meets on a regular basis to provide for an even deeper focus on, and governance framework around, cybersecurity risks inherent in the Corporation’s business. The Business Risk Committee, Cybersecurity Risk Oversight Subcommittee, and the Board are regularly briefed on the organization’s cybersecurity posture by senior management, including the Chief Executive Officer, Chief Information Officer (CIO), Chief Risk Officer, Head of Non-Financial Risk and Chief Information Risk Officer (CIRO), and Chief Information Security Officer (CISO). The CISO, a Certified Information Systems Security Professional (CISSP) with nearly 30 years of relevant experience, reports to the CIO and is responsible for identifying, managing, and, if necessary, remediating cybersecurity risk to ensure the protection of our data, network, and systems. The primary management-level committees responsible for assessing and managing cybersecurity risk are the Information Technology Oversight Committee, chaired by the CIO, who has over 20 years of experience in technology leadership roles, and the Information Technology Risk Committee, chaired by the CIRO, who has over 20 years of cybersecurity and risk management experience.
Effective management of risks related to the confidentiality, integrity, and availability of information is crucial in an environment of increasing cybersecurity threats and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s cybersecurity and technology risk management program provides the overall structure for managing the respective risks in a sustainable manner supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the business. The program is supported by the Cyber and Technology Risk Management Policy and Framework approved by the Business Risk Committee. The Cyber and Technology Risk Management Policy and Framework are based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and provide a comprehensive overview of cybersecurity and technology risk management governance activities pertaining to the confidentiality of information, integrity of systems, data and processes, and the availability of business functions that may be adversely impacted. These governance processes, internal controls, and risk management practices, which are part of our enterprise risk management program and processes, are designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting cybersecurity as well as adhering to applicable policies and standards to safeguard data and business systems. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated following a risk-based approach.
In addition to the cybersecurity controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess effectiveness of our cybersecurity program and controls. These teams perform program maturity assessments, penetration tests, security assessments, and reviews of Northern Trust’s vulnerability to cyber-attacks. Northern Trust also operates a global security operations center for threat identification and response. This center aggregates security threat information from systems and platforms across the business and alerts the organization in accordance with its documented Cybersecurity Incident Response Plan.
The Cybersecurity Incident Response Plan was developed to respond to cybersecurity incidents. A cybersecurity incident can include, but is not limited to, disruptions of service, denials-of-service, compromises of information systems, data exfiltration or data corruption. The plan provides a streamlined approach that can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions, and status to senior management, including the CISO, CIRO, and appropriate stakeholders. The plan design includes enterprise-level response plans, including escalation to appropriate Board-level governance committees, and is reviewed, tested, and updated regularly.
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
Northern Trust also maintains a comprehensive Information and Cyber Security Training and Awareness practice providing baseline and targeted education and awareness for employees and contractors. This program includes at least one required annual online training class for all employees and contractors, supplemental refresher training throughout the year, targeted training based on roles and risk levels, multiple simulated phishing and vishing attacks with associated training, the distribution of regular cybersecurity awareness materials, and the designation of individuals as Information Security and Privacy champions within the businesses.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 33

To date, Northern Trust has not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, see, “Breaches of our security measures, including, but not limited to, those resulting from cyber-attacks or other information security incidents, may result in losses,” in Item 1A, “Risk Factors.”
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building is one office building in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in five facilities: a leased facility at 333 South Wabash Avenue in Chicago; a leased facility in Tempe, Arizona; and one leased and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from four facilities in India, one facility in Ireland, and one facility in the Philippines, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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
For additional information relating to properties and lease commitments, refer to Note 8, “Buildings and Equipment” and Note 9, “Lease Commitments,” included under Item 8, “Financial Statements and Supplementary Data,” and which information is incorporated herein by reference.
ITEM 3 – LEGAL PROCEEDINGS
The information presented under the caption “Legal Proceedings” in Note 24, “Commitments and Contingent Liabilities,” included under Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

34 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

SUPPLEMENTAL ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information with regard to each executive officer of the Corporation.

Michael G. O’Grady - Mr. O’Grady, age 58, joined Northern Trust in 2011 and has served as Chairman of the Board since 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.
Peter B. Cherecwich - Mr. Cherecwich, age 59, joined Northern Trust in 2007 and has served as Executive Vice President and President of Asset Servicing since 2017. Prior to that, Mr. Cherecwich served as Executive Vice President and President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.
Daniel E. Gamba - Mr. Gamba, age 56, joined Northern Trust as Executive Vice President and President of Asset Management in April 2023. Before joining Northern Trust, Mr. Gamba spent over two decades at Blackrock, Inc., where he served as Co-Head of Fundamental Equities from 2020 to February 2023, as Global Head of Active Equity Product Strategy from 2016 to 2020, and as Head of Americas Institutional iShares Business and Co-Head iShares U.S. from 2011 to 2016. Prior to that, Mr. Gamba served in various executive roles at Blackrock, Inc.
Steven L. Fradkin - Mr. Fradkin, age 62, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. From 2004 to 2009, he served as Chief Financial Officer.
Mark C. Gossett - Mr. Gossett, age 62, joined Northern Trust in 1983 and has served as Executive Vice President and Chief Risk Officer since 2020. Prior to that, Mr. Gossett served as Chief Credit Officer and Head of Market and Liquidity Risk from 2014 to 2020 and as Co-Head of Global Foreign Exchange from 2012 to 2014. Mr. Gossett also previously served as the Chief Risk Officer of Asset Management from 2009 to 2012 and as the Chief Operating Officer of Asset Management from 2005 to 2009.
Jane B. Karpinski - Ms. Karpinski, age 61, joined Northern Trust in 2006 and has served as Executive Vice President since 2016 and as Global Head of Regulatory Affairs since December 2023. Ms. Karpinski previously served as Chief Audit Executive from 2017 to December 2023, and as Controller from 2013 to 2017. Prior to that, she served as International Chief Financial Officer from 2012 to 2013, and as Chief Financial Officer for Europe, Middle East and Africa from 2007 to 2012.
John P. Landers - Mr. Landers, age 51, joined Northern Trust in 2003 and has served as a Senior Vice President and as Controller since December 2023. Mr. Landers previously served as Chief Productivity Officer from January 2023 to December 2023 and as Chief Financial Officer of Asset Servicing from September 2015 to January 2023.
Susan C. Levy - Ms. Levy, age 66, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time. Ms. Levy also previously served as Corporate Secretary from 2018 to 2021. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.
Teresa A. Parker - Ms. Parker, age 63, joined Northern Trust in 1982 and has served as Executive Vice President and President of Europe, Middle East and Africa since 2017. Prior to that, Ms. Parker served as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for the Asia-Pacific region.
Thomas A. South - Mr. South, age 54, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.
Alexandria Taylor - Ms. Taylor, age 41, joined Northern Trust as Executive Vice President and Chief Human Resources Officer in 2022. Prior to joining Northern Trust, Ms. Taylor spent nearly two decades at Bank of America based in New York City where she was the head of Human Resources for corporate, institutional and wealth management businesses. She also oversaw the team responsible for Global Human Resources regulatory relations. Prior to that, Ms. Taylor held positions of increasing responsibility and complexity at Bank of America.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 35

Jason J. Tyler - Mr. Tyler, age 52, joined Northern Trust in 2011 and has served as Executive Vice President and Chief Financial Officer since 2020. Prior to that, Mr. Tyler served as Chief Financial Officer of Wealth Management from 2018 to 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.

All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

36 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,474 stockholders of record as of January 31, 2024. The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2023.

TABLE 3: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2023

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2023	316,100	$64.51	316,100	22,613,252
November 1 - 30, 2023	1,010,300	74.21	1,010,300	21,602,952
December 1 - 31, 2023	609,500	80.68	609,500	20,993,452
Total (Fourth Quarter)	1,935,900	$74.66	1,935,900	20,993,452

On October 19, 2021, the Corporation announced a share repurchase program under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. For more information, please refer to Note 13, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 37

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2023. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2018 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on December 31, 2018 with Reinvestment of Dividends

Five-Year Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
Northern Trust
S&P 500 Index
KBW Bank Index

	DECEMBER 31,
	2018	2019	2020	2021	2022	2023
Northern Trust	$100	$131	$119	$156	$119	$118
S&P 500 Index	100	131	156	200	164	207
KBW Bank Index	100	136	122	169	133	132

ITEM 6 – [RESERVED]

38 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2023. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section entitled “Forward-Looking Statements.”
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
The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (the Bank). The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms refers to the Corporation and its subsidiaries on a consolidated basis.
FINANCIAL OVERVIEW
TABLE 4: FINANCIAL HIGHLIGHTS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2023	2022	2021
Noninterest Income	$4,791.5	$4,874.0	$5,081.8
Net Interest Income	1,982.0	1,887.2	1,382.7
Total Revenue	$6,773.5	$6,761.2	$6,464.5
Provision for Credit Losses	24.5	12.0	(81.5)
Noninterest Expense	5,284.2	4,982.9	4,535.9
Income before Income Taxes	$1,464.8	$1,766.3	$2,010.1
Provision for Income Taxes	357.5	430.3	464.8
Net Income	$1,107.3	$1,336.0	$1,545.3
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,065.5	$1,294.2	$1,503.5
PER COMMON SHARE
Net Income – Basic	$5.09	$6.16	$7.16
– Diluted	5.08	6.14	7.14
Cash Dividends Declared Per Common Share	3.00	2.90	2.80
Book Value – End of Period (EOP)	53.69	49.78	53.58
Market Price – EOP	84.38	88.49	119.61
SELECTED RATIOS AND METRICS
Return on Average Common Equity	10.0%	12.7%	13.9%
Return on Average Assets	0.78	0.88	0.99
Dividend Payout Ratio	59.1	47.2	39.2
Average Stockholders’ Equity to Average Assets	8.1	7.3	7.5

Net Income decreased $228.7 million, or 17%, to $1.11 billion in 2023 from $1.34 billion in 2022. Earnings per diluted common share was $5.08 in 2023 compared to $6.14 in 2022. Return on average common equity decreased to 10.0% in 2023 from 12.7% in 2022. Trust, Investment and Other Servicing Fees decreased 2% in 2023, as compared to a 2% increase in 2022.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue increased $12.3 million to $6.77 billion in 2023 from $6.76 billion in the prior year, primarily driven by an increase in Net Interest Income of 5%, partially offset by a decrease in Foreign Exchange Trading Income of 29%.
Client AUC/A increased 13% from $13.60 trillion as of December 31, 2022 to $15.40 trillion as of December 31, 2023, primarily reflecting favorable markets. Client assets under custody, a component of AUC/A, increased 12% from $10.60 trillion as of December 31, 2022 to $11.92 trillion as of December 31, 2023. Client assets under custody included $8.01 trillion of global custody assets as of December 31, 2023, which increased 16% from $6.91 trillion as of December 31, 2022. Client AUM increased 15% to $1.43 trillion as of December 31, 2023 from $1.25 trillion as of December 31, 2022. The increase primarily reflected favorable markets, net inflows, and favorable currency translation.
The Provision for Credit Losses in 2023 was $24.5 million as compared to a Provision for Credit Losses of $12.0 million in 2022. For additional information, please refer to Provision for Credit Losses within the “Consolidated Results of Operations” section.
Noninterest Expense of $5.28 billion in 2023 increased $301.3 million, or 6%, from $4.98 billion in 2022, primarily reflecting increased Other Operating Expense, Equipment and Software, and Compensation. Please refer to Note 19, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to the $84.6 million FDIC special assessment.
The Provision for Income Taxes in 2023 totaled $357.5 million, representing an effective tax rate of 24.4%. The Provision for Income Taxes in 2022 totaled $430.3 million, representing an effective tax rate of 24.4%.
Northern Trust continued to maintain a strong capital position during 2023, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. For additional information, please refer to the “Capital Management” section.
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2023 compared to 2022. For a discussion related to the consolidated results of operations for 2022 compared to 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 28, 2023.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.
Revenue in 2023 of $6.77 billion increased $12.3 million from $6.76 billion in 2022. Noninterest Income represented 71% and 72% of total revenue in 2023 and 2022, respectively, and totaled $4.79 billion in 2023, which decreased $82.5 million, or 2%, from $4.87 billion in 2022.
Noninterest Income in 2023 decreased primarily due to lower Foreign Exchange Trading Income and lower Trust, Investment and Other Servicing Fees, partially offset by lower investment securities losses compared to the prior year and higher Other Operating Income. Investment Security Gains (Losses), net reflected $169.5 million of losses in 2023 as compared to $214.0 million of losses in 2022. Both losses in Investment Security Gains (Losses), net in 2023 and 2022 were due to a repositioning of the available for sale debt securities portfolio. Other Operating Income of $228.7 million in 2023 increased $37.4 million, or 19%, from $191.3 million in the prior year, primarily due to higher income associated with a market value increase in supplemental compensation plans and higher banking and credit-related services fees. Trust, Investment and Other Servicing Fees of $4.36 billion in 2023 decreased $70.8 million, or 2%, from $4.43 billion in 2022, primarily due to net asset outflows and unfavorable markets, partially offset by lower money market fee waivers and favorable currency translation.
Net Interest Income on a fully taxable equivalent (FTE) basis in 2023 of $2.04 billion increased $106.7 million, or 6%, from $1.93 billion in 2022, primarily due to higher average interest rates, partially offset by an unfavorable balance sheet mix. The net interest margin on an FTE basis increased to 1.56% in 2023 from 1.39% in 2022, primarily due to higher average interest rates, partially offset by an unfavorable funding mix shift. Average earning assets decreased $8.0 billion, or 6%, from $138.8 billion in 2022 to $130.8 billion in 2023, primarily due to lower client deposits, partially offset by higher borrowing activity, the net of which resulted in lower funding of earning assets.

40 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Additional information regarding Northern Trust’s revenue by type is provided in the following table.

TABLE 5: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1
Foreign Exchange Trading Income	203.9	288.6	292.6
Treasury Management Fees	31.6	39.3	44.3
Security Commissions and Trading Income	135.0	136.2	140.2
Other Operating Income	228.7	191.3	243.9
Investment Security Gains (Losses), net	(169.5)	(214.0)	(0.3)
Total Noninterest Income	$4,791.5	$4,874.0	$5,081.8
Net Interest Income(1)	1,982.0	1,887.2	1,382.7
Total Revenue	$6,773.5	$6,761.2	$6,464.5
(1) Net Interest Income stated on a GAAP basis. Net Interest Income on an FTE basis includes FTE adjustments of $57.5 million, $45.6 million, and $35.6 million for 2023, 2022, and 2021, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees were $4.36 billion in 2023 compared with $4.43 billion in 2022, and are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.
Northern Trust voluntarily waived $8.8 million of money market fund fees in 2023 and $64.2 million of money market fund fees in 2022.
The components of Trust, Investment and Other Servicing Fees are provided in the following table.

TABLE 6: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,689.5	$1,700.1	$1,818.8	(1)%	(7)%
Investment Management	528.1	555.1	443.5	(5)	25
Securities Lending	83.0	81.4	76.7	2	6
Other	161.3	159.7	148.3	1	8
Total Asset Servicing Trust, Investment and Other Servicing Fees	$2,461.9	$2,496.3	$2,487.3	(1)%	—%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$673.8	$692.6	$698.7	(3)%	(1)%
East	491.5	504.0	509.3	(2)	(1)
West	378.0	382.1	380.2	(1)	—
Global Family Office	356.6	357.6	285.6	—	25
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,899.9	$1,936.3	$1,873.8	(2)%	3%
Total Consolidated Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1	(2)%	2%

Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and Fund Administration fees, the largest component of Asset Servicing fees, are driven primarily by values of client AUC/A, transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client AUM management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 41

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
Custody and Fund Administration fees decreased in 2023 from 2022 primarily due to unfavorable lagged markets. Investment Management fees in 2023 decreased from 2022 primarily due to asset outflows, partially offset by lower money market fund fee waivers.
The following tables provide a breakdown of the Asset Servicing assets under custody and AUM.
TABLE 7: ASSET SERVICING ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
North America	$6,373.4	$5,703.1	$6,566.4	12%	(13)%
Europe, Middle East, and Africa	3,493.9	3,037.6	3,894.3	15	(22)
Asia Pacific	847.3	823.3	898.5	3	(8)
Securities Lending	167.4	148.3	195.6	13	(24)
Total Assets Under Custody	$10,882.0	$9,712.3	$11,554.8	12%	(16)%
TABLE 8: ASSET SERVICING ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
North America	$681.3	$586.0	$789.2	16%	(26)%
Europe, Middle East, and Africa	141.8	121.3	148.5	17	(18)
Asia Pacific	41.5	42.5	57.7	(2)	(26)
Securities Lending	167.4	148.3	195.6	13	(24)
Total Assets Under Management	$1,032.0	$898.1	$1,191.0	15%	(25)%
Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $167.4 billion and $148.3 billion at December 31, 2023 and 2022, respectively.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions decreased in 2023 from 2022 primarily due to product-related asset outflows, partially offset by favorable lagged markets. Global Family Office fee income was relatively flat primarily due to unfavorable lagged markets, partially offset by lower money market fund fee waivers and asset inflows. The following tables provide a summary of Wealth Management assets under custody and under management.
TABLE 9: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
Global Family Office	$728.0	$614.9	$742.6	18%	(17)%
Central	120.7	124.2	139.1	(3)	(11)
East	119.8	92.0	105.0	30	(12)
West	66.0	61.2	70.8	8	(13)
Total Assets Under Custody	$1,034.5	$892.3	$1,057.5	16%	(16)%

TABLE 10: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
Global Family Office	$144.3	$119.9	$144.9	20%	(17)%
Central	102.8	110.2	128.7	(7)	(14)
East	100.0	71.4	84.5	40	(16)
West	55.4	49.9	58.0	11	(14)
Total Assets Under Management	$402.5	$351.4	$416.1	15%	(16)%

42 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

TABLE 11: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2023	2022	CHANGE	2023	2022	CHANGE
S&P 500	4,282	4,101	4%	4,770	3,840	24%
MSCI EAFE (U.S. dollars)	2,092	1,976	6	2,236	1,944	15
MSCI EAFE (local currency)	1,331	1,249	7	1,393	1,232	13

TABLE 12: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2023	2022	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,162	2,049	6%
Barclays Capital Global Aggregate Bond Index	471	446	6

Client Assets
Northern Trust, in the normal course of business, holds assets under custody/administration and management in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheets. AUC/A and AUM are a driver of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.
At December 31, 2023, AUC/A increased from December 31, 2022, primarily reflecting favorable markets. Assets under custody, a component of AUC/A, at December 31, 2023, increased from December 31, 2022 and included $8.01 trillion of global custody assets compared to $6.91 trillion at December 31, 2022.

The following table presents AUC/A by reporting segment.

TABLE 13: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 /2022	2022 /2021
Asset Servicing	$14,362.6	$12,705.5	$15,183.2	13%	(16)%
Wealth Management	1,042.3	898.5	1,065.6	16	(16)
Total Assets Under Custody/Administration	$15,404.9	$13,604.0	$16,248.8	13%	(16)%
The following table presents assets under custody, a component of AUC/A, by reporting segment.

TABLE 14: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 /2022	2022 / 2021
Asset Servicing	$10,882.0	$9,712.3	$11,554.8	12%	(16)%
Wealth Management	1,034.5	892.3	1,057.5	16	(16)
Total Assets Under Custody	$11,916.5	$10,604.6	$12,612.3	12%	(16)%
Consolidated assets under custody increased from the prior year, primarily reflecting favorable markets.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.

TABLE 15: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2023			2022			2021
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	46%	60%	47%	44%	56%	45%	47%	61%	48%
Fixed Income Securities	33	13	31	33	15	32	35	13	33
Cash and Other Assets	19	27	21	21	29	22	16	26	17
Securities Lending Collateral	2	—	1	2	—	1	2	—	2

The following table presents Northern Trust’s assets under custody by investment type.

TABLE 16: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
Equities	$5,652.5	$4,810.7	$6,049.1	17%	(20)%
Fixed Income Securities	3,737.1	3,386.1	4,139.6	10	(18)
Cash and Other Assets	2,359.5	2,259.5	2,228.0	4	1
Securities Lending Collateral	167.4	148.3	195.6	13	(24)
Total Assets Under Custody	$11,916.5	$10,604.6	$12,612.3	12%	(16)%

The following table presents Northern Trust’s AUM by reporting segment.

TABLE 17: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
Asset Servicing	$1,032.0	$898.1	$1,191.0	15%	(25)%
Wealth Management	402.5	351.4	416.1	15	(16)
Total Assets Under Management	$1,434.5	$1,249.5	$1,607.1	15%	(22)%

AUM at the end of 2023 increased from 2022. The increase primarily reflected favorable markets, net inflows, and favorable currency translation.

The following table presents the investment allocation of Northern Trust’s AUM by reporting segment.

TABLE 18: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2023			2022			2021
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	55%	55%	54%	53%	54%	53%	55%	53%
Fixed Income Securities	11	22	14	12	23	15	11	20	13
Cash and Other Assets	18	23	19	17	24	19	20	25	22
Securities Lending Collateral	16	—	12	17	—	12	16	—	12

44 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Noninterest Income
The components of Other Noninterest Income, and a discussion of significant changes during 2023 and 2022, are provided below.

TABLE 19: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Foreign Exchange Trading Income	$203.9	$288.6	$292.6	(29)%	(1)%
Treasury Management Fees	31.6	39.3	44.3	(20)	(11)
Security Commissions and Trading Income	135.0	136.2	140.2	(1)	(3)
Other Operating Income	228.7	191.3	243.9	19	(22)
Investment Security Gains (Losses), net	(169.5)	(214.0)	(0.3)	N/M	N/M
Total Other Noninterest Income	$429.7	$441.4	$720.7	(3)%	(39)%
Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign Exchange Trading Income in 2023 decreased from 2022, primarily driven by lower volatility, a decline in client volumes, and an unfavorable impact from foreign exchange swap activity in Treasury.

Treasury Management Fees
Treasury Management Fees, generated from cash and treasury management products and services provided to clients, in 2023 decreased from 2022, primarily due to an increase in the earnings credit rate applied to client balances.

Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., in 2023 decreased from 2022, primarily driven by lower equity commissions from lower equity trading volumes.

Other Operating Income
Other Operating Income in 2023 increased from 2022 primarily due to higher income associated with a market value increase in supplemental compensation plans and higher banking and credit-related services fees.
Please refer to Note 18, “Other Operating Income” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to Other Operating Income.

Investment Security Gains (Losses), Net
Investment Security Gains (Losses), net reflects a $176.4 million available for sale debt security loss arising from a repositioning of the portfolio during the fourth quarter of 2023 and a $6.9 million gain upon sale of certain available for sale debt securities in the first quarter of 2023. In the prior year, there was a $213.0 million loss related to an intent to sell available for sale debt securities also arising from a repositioning of the portfolio.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets—including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due from and Deposits with Banks, Federal Reserve and Other Central Bank Deposits, Securities, Loans and Leases, and Other Interest-Earning Assets—are financed by a large base of interest-bearing liabilities that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets also are funded by noninterest-bearing funds, which include demand deposits and Stockholders’ Equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
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

46 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 20: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)(1)

	2023			2022			2021
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)
INTEREST-EARNING ASSETS
Federal Reserve and Other Central Bank Deposits	$1,462.3	$31,205.4	4.69%	$472.0	$36,248.8	1.30%	$11.3	$39,028.2	0.03%
Interest-Bearing Due from and Deposits with Banks(2)	130.1	4,333.9	3.00	46.6	4,192.5	1.11	9.1	5,779.7	0.16
Federal Funds Sold	0.3	6.1	4.92	0.1	5.5	3.22	—	0.1	0.41
Securities Purchased under Agreements to Resell(3)	1,585.2	950.9	166.71	103.7	1,071.2	9.68	3.5	1,067.4	0.33
Debt Securities
Available For Sale	1,059.7	24,356.6	4.35	612.8	32,060.2	1.91	497.6	38,986.9	1.28
Held To Maturity	478.0	25,511.9	1.87	289.5	22,970.0	1.26	164.3	20,617.0	0.80
Trading Account	0.1	0.5	13.50	0.4	12.1	3.84	—	0.6	1.59
Total Debt Securities	1,537.8	49,869.0	3.08	902.7	55,042.3	1.64	661.9	59,604.5	1.11
Loans and Leases(4)	2,556.8	42,177.0	6.06	1,348.0	41,030.6	3.28	715.6	37,207.5	1.92
Other Interest-Earning Assets(5)	110.0	2,259.0	4.87	50.2	1,248.1	4.03	40.7	1,185.6	3.43
Total Interest-Earning Assets	7,382.5	130,801.3	5.64	2,923.3	138,839.0	2.11	1,442.1	143,873.0	1.00
Cash and Due from Banks and Other Central Bank Deposits(6)	—	1,771.6	—	—	2,069.5	—	—	2,285.9	—
Other Noninterest-Earning Assets	—	10,076.3	—	—	11,643.4	—	—	10,204.3	—
Total Assets	$—	$142,649.2	—%	$—	$152,551.9	—%	$—	$156,363.2	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$689.2	$24,172.4	2.85%	$222.3	$30,205.0	0.74%	$12.8	$28,339.0	0.05%
Savings Certificates and Other Time	151.9	3,341.2	4.54	17.8	1,059.7	1.68	4.8	887.2	0.55
Non-U.S. Offices – Interest-Bearing	1,844.2	60,008.6	3.07	362.7	65,031.3	0.56	(78.9)	69,713.4	(0.11)
Total Interest-Bearing Deposits	2,685.3	87,522.2	3.07	602.8	96,296.0	0.63	(61.3)	98,939.6	(0.06)
Federal Funds Purchased	256.9	5,144.3	4.99	34.1	1,407.8	2.43	(0.4)	190.6	(0.19)
Securities Sold under Agreements to Repurchase(3)	1,541.1	401.5	383.84	90.7	433.6	20.94	0.2	232.0	0.07
Other Borrowings(7)	542.5	10,339.5	5.25	126.2	5,463.5	2.31	14.2	5,049.8	0.28
Senior Notes	170.0	2,734.0	6.22	92.7	2,756.0	3.36	48.3	2,856.4	1.69
Long-Term Debt	147.2	2,586.0	5.69	44.0	1,258.9	3.49	21.1	1,166.1	1.81
Floating Rate Capital Debt	—	—	—	—	—	—	1.7	218.4	0.78
Total Interest-Bearing Liabilities	5,343.0	108,727.5	4.91	990.5	107,615.8	0.92	23.8	108,652.9	0.02
Interest Rate Spread	—	—	0.73	—	—	1.19	—	—	0.98
Demand and Other Noninterest-Bearing Deposits	—	17,723.3	—	—	29,296.4	—	—	31,143.5	—
Other Noninterest-Bearing Liabilities	—	4,701.6	—	—	4,558.3	—	—	4,869.8	—
Stockholders’ Equity	—	11,496.8	—	—	11,081.4	—	—	11,697.0	—
Total Liabilities and Stockholders’ Equity	$—	$142,649.2	—%	$—	$152,551.9	—%	$—	$156,363.2	—%
Net Interest Income/Margin (FTE Adjusted)	$2,039.5	$—	1.56%	$1,932.8	$—	1.39%	$1,418.3	$—	0.99%
Net Interest Income/Margin (Unadjusted)	$1,982.0	$—	1.52%	$1,887.2	$—	1.36%	$1,382.7	$—	0.96%
(1) Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. On the basis of averages, the percentage of total assets attributable to foreign activities was 17%, 18%, and 19% as of December 31, 2023, 2022 and 2021, respectively. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 52%, 55%, and 58% as of December 31, 2023, 2022 and 2021, respectively. For additional information, refer to the Geographic Area Information section of Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $29.1 billion and $3.6 billion in 2023 and 2022, respectively. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.27% and 2.23% in 2023 and 2022, respectively. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.22% and 2.27% in 2023 and 2022, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.
(4) Average balances include nonaccrual loans.
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
(7) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(8) Rate calculations are based on actual balances rather than the rounded amounts presented in the average consolidated balance sheets with analysis of Net Interest Income.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 21: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2023 VS. 2022 CHANGE DUE TO			2022 VS. 2021 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(74.4)	$1,064.7	$990.3	$(0.9)	$461.6	$460.7
Interest-Bearing Due from and Deposits with Banks	1.7	81.8	83.5	(3.1)	40.6	37.5
Federal Funds Sold	—	0.2	0.2	0.1	—	0.1
Securities Purchased under Agreements to Resell	(12.9)	1,494.4	1,481.5	—	100.2	100.2
Debt Securities
Available For Sale	(176.9)	623.8	446.9	(78.2)	193.4	115.2
Held To Maturity	34.9	153.6	188.5	20.6	104.6	125.2
Trading Account	(0.7)	0.4	(0.3)	0.4	—	0.4
Total Debt Securities	(142.7)	777.8	635.1	(57.2)	298.0	240.8
Loans and Leases	38.6	1,170.2	1,208.8	80.1	552.3	632.4
Other Interest-Earning Assets	47.5	12.3	59.8	2.2	7.3	9.5
Total Interest Income	$(142.2)	$4,601.4	$4,459.2	$21.2	$1,460.0	$1,481.2

Interest-Bearing Deposits
Savings, Money Market and Other	$(52.8)	$519.7	$466.9	$1.0	$208.5	$209.5
Savings Certificates and Other Time	74.9	59.2	134.1	1.1	11.9	13.0
Non-U.S. Offices - Interest-Bearing	(30.2)	1,511.7	1,481.5	(3.6)	445.2	441.6
Total Interest-Bearing Deposits	(8.1)	2,090.6	2,082.5	(1.5)	665.6	664.1
Federal Funds Purchased	159.3	63.5	222.8	7.7	26.8	34.5
Securities Sold under Agreements to Repurchase	(7.2)	1,457.6	1,450.4	0.2	90.3	90.5
Other Borrowings	171.8	244.5	416.3	1.3	110.7	112.0
Senior Notes	(0.7)	78.0	77.3	(1.8)	46.2	44.4
Long-Term Debt	64.6	38.6	103.2	1.8	21.1	22.9
Floating Rate Capital Debt	—	—	—	(1.7)	—	(1.7)
Total Interest Expense	$379.7	$3,972.8	$4,352.5	$6.0	$960.7	$966.7
(Decrease) Increase in Net Interest Income (FTE)	$(521.9)	$628.6	$106.7	$15.2	$499.3	$514.5
(1) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $57.5 million in 2023, $45.6 million in 2022 and $35.6 million in 2021. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

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

Net Interest Income in 2023 increased from 2022. Net Interest Income, stated on an FTE basis, increased from 2022, due to a higher net interest margin, partially offset by lower levels of average earning assets. Average earning assets in 2023 decreased from 2022, primarily due to lower client deposits, partially offset by higher borrowing activity, the net of which resulted in lower funding of earning assets.
The net interest margin in 2023 increased from 2022. The net interest margin on an FTE basis in 2023 increased from 2022, primarily due to higher average interest rates, partially offset by an unfavorable funding mix shift.
Federal Reserve and Other Central Bank Deposits averaged $31.2 billion in 2023, which decreased $5.0 billion, or 14%, from $36.2 billion in 2022, due to deposit outflows. Interest-Bearing Due From and Deposits with Banks averaged $4.3 billion in 2023 and $4.2 billion in 2022. Average Securities were $49.9 billion and decreased $5.1 billion, or 9%, from $55.0 billion in 2022. Average taxable Securities were $46.8 billion in 2023 and $52.4 billion in 2022. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $3.1 billion in 2023 and $2.6 billion in 2022.

48 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans averaged $42.2 billion in 2023, which increased $1.2 billion, or 3%, from $41.0 billion in 2022, primarily reflecting higher levels of commercial real estate, commercial and institutional, and private client loans, partially offset by non-U.S. loans. Commercial real estate loans averaged $5.0 billion in 2023 and increased $549.4 million, or 12%, from $4.4 billion for 2022. Commercial and institutional loans averaged $12.4 billion in 2023 and increased $180.0 million, or 1%, from $12.3 billion for 2022. Private client loans averaged $14.0 billion in 2023 and increased $122.3 million, or 1%, from $13.9 billion for 2022. Non-U.S. loans averaged $3.4 billion in 2023 and decreased $101.8 million, or 3%, from $3.5 billion for 2022. Residential real estate loans averaged $6.4 billion in 2023 and was relatively unchanged from $6.4 billion for 2022.
Average Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank stock, money market investments, and Federal Reserve stock of $899.2 million, $825.2 million, $364.6 million, $84.3 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits decreased $8.8 billion, or 9%, to $87.5 billion in 2023 from $96.3 billion in 2022. Interest expense for Interest-Bearing Deposits in the current year was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 69% and 68% of total average Interest-Bearing Deposits for the years ended December 31, 2023 and 2022, respectively. Average Total Interest-Bearing Liabilities increased $1.1 billion, or 1%, to $108.7 billion in 2023 from $107.6 billion in 2022. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-bearing funds decreased $9.1 billion, or 29%, to $22.1 billion in 2023 from $31.2 billion in 2022, primarily resulting from lower levels of Demand and Other Noninterest-Bearing Deposits. Average Demand and Other Noninterest-Bearing Deposits decreased $11.6 billion, or 40%, to $17.7 billion in 2023 from $29.3 billion in 2022. The average rate on total source of funds was 4.07% in 2023 and 0.70% in 2022.

Stockholders’ Equity
Stockholders’ Equity averaged $11.5 billion in 2023, compared with $11.1 billion in 2022. The increase in average Stockholders’ Equity of $415.4 million, or 4%, was primarily due to higher Retained Earnings. During the year ended December 31, 2023, the Corporation maintained its quarterly common stock dividend at $0.75 per share. During the year ended December 31, 2023, the Corporation, through common stock dividends and repurchase of 4,384,678 shares of common stock, returned $977.7 million in capital to common stockholders. During the year ended December 31, 2022, the Corporation increased its quarterly common stock dividend to $0.75 per share in the third quarter from $0.70 per share in the second quarter. During the year ended December 31, 2022, the Corporation, through common stock dividends and repurchase of 311,536 shares of common stock, returned $648.4 million in capital to common stockholders.
The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other equity incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to resume repurchases thereunder when circumstances warrant and applicable regulations permit. Please refer to Note 13, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”

Provision for Credit Losses
There was a $24.5 million Provision for Credit Losses in 2023, as compared to a Provision for Credit Losses of $12.0 million in 2022. The provision during 2023 was primarily due to a $16.5 million increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase in the provision for loans was primarily seen in the commercial real estate portfolio, driven by an increase in the size and duration of the portfolio, weaker economic projections for the industry, methodology updates, and credit quality deterioration on a small number of loans. The release of credit reserves in undrawn loan commitments and letters of credit during the year ended December 31, 2023 is primarily in the commercial and institutional portfolio, reflecting a combination of credit quality improvements, an improved macroeconomic outlook for that segment, and methodology updates. The remainder of the provision was due to $5.0 million in charge-offs and a $3.0 million increase in the individual reserve. The prior-year provision primarily reflected an increase in the reserve evaluated on a collective basis, driven by weaker macroeconomic conditions at the time and portfolio growth, partially offset by improvements in credit quality. The increase in the collective basis reserve was primarily reflected in certain commercial portfolios.
Net charge-offs in 2023 totaled $5.0 million resulting from $8.7 million of charge-offs and $3.7 million of recoveries, compared to net recoveries of $4.2 million in 2022 resulting from $6.0 million of charge-offs and $10.2 million of recoveries. For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
Noninterest Expense for 2023 increased from 2022, primarily reflecting increased Other Operating Expense, Equipment and Software, and Compensation.

The components of Noninterest Expense and a discussion of significant changes during 2023 and 2022 are provided below.

TABLE 22: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Compensation	$2,321.8	$2,248.0	$2,011.0	3%	12%
Employee Benefits	405.2	437.4	431.4	(7)	1
Outside Services	906.5	880.3	849.4	3	4
Equipment and Software	945.5	838.8	736.3	13	14
Occupancy	232.3	219.1	208.7	6	5
Other Operating Expense	472.9	359.3	299.1	32	20
Total Noninterest Expense	$5,284.2	$4,982.9	$4,535.9	6%	10%

Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2023 from 2022, primarily reflecting higher salary expense, partially offset by lower incentives. Severance-related charges were $36.7 million in 2023 as compared to $30.4 million in 2022. Full-time equivalent employees totaled approximately 23,100 at December 31, 2023, down 2% from approximately 23,600 at December 31, 2022.

Employee Benefits
Employee Benefits expense in 2023 decreased from 2022, primarily due to a $44.1 million pension settlement charge in 2022.

Outside Services
Outside Services expense in 2023 increased from 2022, primarily reflecting higher technical services costs, partially offset by lower consulting services.

Equipment and Software
Equipment and Software expense in 2023 increased from 2022, primarily due to higher software amortization and higher software costs.

Occupancy
Occupancy expense in 2023 increased from 2022, primarily due to net rent increases and charges related to reducing Northern Trust’s real estate footprint.

Other Operating Expense
Other Operating Expense in 2023 increased from 2022 primarily reflecting an $84.6 million FDIC special assessment and a $25.6 million charge related to the write-off of an investment in a client capability.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. The final amount of the total special assessment incurred by Northern Trust may be adjusted as the FDIC's loss estimates change. The final rule becomes effective on April 1, 2024, with the first payment due on June 28, 2024.

Please refer to Note 19, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating expenses.

50 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes
The 2023 Provision for Income Taxes was $357.5 million, representing an effective rate of 24.4%. This compares with a Provision for Income Taxes of $430.3 million and an effective rate of 24.4% in 2022.
See Note 20, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.
REPORTING SEGMENTS AND RELATED INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2023 compared to 2022. For a discussion related to the consolidated results of operations by reporting segment for 2022 compared to 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K, which was filed with the SEC on February 28, 2023.
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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on a fully taxable equivalent (FTE) basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
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
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain corporate transactions and costs incurred associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within the Other segment.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the earnings and average assets for the Corporation.
TABLE 23: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1	(2)%	2%
Foreign Exchange Trading Income	203.9	288.6	292.6	(29)	(1)
Other Noninterest Income	225.8	152.8	428.1	48	(64)
Total Noninterest Income	4,791.5	4,874.0	5,081.8	(2)	(4)
Net Interest Income	1,982.0	1,887.2	1,382.7	5	36
Revenue	6,773.5	6,761.2	6,464.5	—	5
Provision for (Release of) Credit Losses	24.5	12.0	(81.5)	N/M	N/M
Noninterest Expense	5,284.2	4,982.9	4,535.9	6	10
Income before Income Taxes	1,464.8	1,766.3	2,010.1	(17)	(12)
Provision for Income Taxes	357.5	430.3	464.8	(17)	(7)
Net Income	$1,107.3	$1,336.0	$1,545.3	(17)%	(14)%
Average Assets	$142,649.2	$152,551.9	$156,363.2	(6)%	(2)%
Segment results are stated on an FTE basis which has no impact on Net Income. Net Interest Income on an FTE basis includes FTE adjustments of $57.5 million, $45.6 million, and $35.6 million for 2023, 2022, and 2021, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
Asset Servicing
Asset Servicing is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. The following table summarizes the results of operations of Asset Servicing for the years ended December 31, 2023, 2022, and 2021 on a management-reporting basis.

TABLE 24: ASSET SERVICING RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,461.9	$2,496.3	$2,487.3	(1)%	—%
Foreign Exchange Trading Income	213.0	281.0	279.0	(24)	1
Other Noninterest Income	263.4	250.7	261.2	5	(4)
Total Noninterest Income	2,938.3	3,028.0	3,027.5	(3)	—
Net Interest Income(1)	1,197.3	1,072.7	637.2	12	68
Revenue(1)	4,135.6	4,100.7	3,664.7	1	12
Provision for (Release of) Credit Losses	0.5	2.4	(33.8)	N/M	N/M
Noninterest Expense	3,273.2	3,092.7	2,863.0	6	8
Income before Income Taxes(1)	861.9	1,005.6	835.5	(14)	20
Provision for Income Taxes(1)	187.1	243.2	194.1	(23)	25
Net Income	$674.8	$762.4	$641.4	(11)%	19%
Percentage of Consolidated Net Income	61%	57%	41%
Average Assets	$101,472.6	$115,646.4	$120,883.2	(12)%	(4)%
(1) Non-GAAP financial measures stated on an FTE basis.

52 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Servicing Net Income
Asset Servicing Net Income decreased in 2023 compared to 2022, primarily reflecting higher Noninterest Expense and lower Foreign Exchange Trading Income, partially offset by higher Net Interest Income and lower Provision for Income Taxes.

Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

Asset Servicing Foreign Exchange Trading Income
Foreign Exchange Trading Income for 2023 decreased from 2022, primarily driven by lower volatility, a decline in client volumes, and an unfavorable impact from foreign exchange swap activity in Treasury that is allocated to Asset Servicing.

Asset Servicing Other Noninterest Income
Other Noninterest Income for 2023 increased from 2022, primarily due to higher Other Operating Income, partially offset by lower Treasury Management Fees.

Asset Servicing Net Interest Income
Net Interest Income on an FTE basis increased in 2023 from 2022, primarily due to higher average interest rates. Net interest margin on an FTE basis increased to 1.29% from 1.03%. Average earning assets of $92.5 billion, decreased $12.3 billion, or 12%, from $104.8 billion in the prior year. The earning assets in Asset Servicing consisted primarily of intercompany assets and loans. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $60.0 billion in 2023 as compared to $65.0 billion in 2022.

Asset Servicing Provision for Credit Losses
There was a Provision for Credit Losses of $0.5 million for 2023 compared to a Provision for Credit Losses of $2.4 million for 2022. The 2023 Provision for Credit Losses was primarily due to credit quality deterioration on a small number of loans, offset by a better overall macroeconomic outlook. The Provision for Credit Losses during 2022 primarily reflected weaker macroeconomic conditions at the time.

Asset Servicing Noninterest Expense
Asset Servicing Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2023 from 2022. The increase primarily reflects higher expense allocations.

Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment consulting; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management is one of the largest providers of advisory services in the United States with AUC/A, assets under custody, and AUM of $1.04 trillion, $1.03 trillion, and $402.5 billion, respectively, at December 31, 2023. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2023, 2022, and 2021 on a management-reporting basis.

TABLE 25: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,899.9	$1,936.3	$1,873.8	(2)%	3%
Foreign Exchange Trading Income (Loss)	(9.1)	7.6	13.6	N/M	(44)
Other Noninterest Income	150.8	137.7	188.2	10	(27)
Total Noninterest Income	2,041.6	2,081.6	2,075.6	(2)	—
Net Interest Income(1)	842.2	860.1	781.1	(2)	10
Revenue(1)	2,883.8	2,941.7	2,856.7	(2)	3
Provision for (Release of) Credit Losses	24.0	9.6	(47.7)	N/M	N/M
Noninterest Expense	1,882.3	1,815.5	1,651.1	4	10
Income before Income Taxes(1)	977.5	1,116.6	1,253.3	(12)	(11)
Provision for Income Taxes(1)	245.9	310.0	317.0	(21)	(2)
Net Income	$731.6	$806.6	$936.3	(9)%	(14)%
Percentage of Consolidated Net Income	66%	60%	61%
Average Assets	$41,176.6	$36,905.5	$35,480.0	12%	4%
(1) Non-GAAP financial measures stated on an FTE basis.
Wealth Management Net Income
Wealth Management Net Income decreased in 2023, primarily reflecting higher Noninterest Expense, lower Trust, Investment and Other Servicing Fees, lower Net Interest Income, and lower Foreign Exchange Trading Income, partially offset by a lower Provision for Income Taxes.

Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.

Wealth Management Foreign Exchange Trading Income (Loss)
Foreign Exchange Trading Income for 2023 decreased from 2022, primarily due to an unfavorable impact from foreign exchange swap activity in Treasury that is allocated to Wealth Management.

Wealth Management Other Noninterest Income
Other Noninterest Income for 2023 increased from 2022, primarily due to higher Other Operating Income.
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2023 decreased from 2022, primarily attributable to lower deposit balances. Net interest margin on an FTE basis decreased to 2.20% from 2.53%. Average earning assets of $38.3 billion in 2023, increased $4.3 billion, or 13%, from $34.0 billion in 2022. Earning assets and funding sources for the year ended December 31, 2023 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

Wealth Management Provision for Credit Losses
There was a Provision for Credit Losses of $24.0 million for 2023 compared to a Provision for Credit Losses of $9.6 million in 2022. The Provision for Credit Losses during 2023 was primarily due to an increase in the reserve evaluated on a collective basis relating to the commercial real estate portfolio, driven by an increase in the size and duration of the portfolio, weaker economic projections for the industry, methodology updates, and credit quality deterioration on a small number of loans. The Provision for Credit Losses during 2022 reflected an increase in the reserve evaluated on a collective basis driven by weaker economic conditions at the time and portfolio growth, partially offset by improvements in portfolio quality. The 2022 increase in the collective basis reserve was primarily reflected in certain commercial portfolios.

Wealth Management Noninterest Expense
Wealth Management Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services,

54 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased in 2023 from 2022. The increase primarily reflects higher expense allocations, Compensation expense, and Other Operating Expense.

Other
Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are included within Other. The following table summarizes the results of operations of the Other segment for the years ended December 31, 2023, 2022, and 2021 on a management-reporting basis.

TABLE 26: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2023	2022	2021	2023 / 2022	2022 / 2021
Noninterest Income (Loss)	$(188.4)	$(235.6)	$(21.3)	N/M	N/M
Net Interest Income(1)	—	—	—	N/M	N/M
Revenue(1)	(188.4)	(235.6)	(21.3)	N/M	N/M
Noninterest Expense	128.7	74.7	21.8	N/M	N/M
Income (Loss) before Income Taxes(1)	(317.1)	(310.3)	(43.1)	N/M	N/M
Provision (Benefit) for Income Taxes(1)	(18.0)	(77.3)	(10.7)	N/M	N/M
Net Income (Loss)	$(299.1)	$(233.0)	$(32.4)	N/M	N/M
Percentage of Consolidated Net Income (Loss)	(27)%	(17)%	(2)%
Average Assets	$—	$—	$—	N/M	N/M
(1) Non-GAAP financial measures stated on an FTE basis.
Other—Noninterest Income (Loss)
Noninterest Income (Loss) in 2023 primarily reflected an $176.4 million available for sale debt security loss and a $6.9 million available for sale debt security gain recognized in Investment Security Gains (Losses), net, where securities were sold in conjunction with a repositioning of the portfolio. In the prior year, there was a $213.0 million loss recognized in Investment Security Gains (Losses), net arising from an intent to sell available for sale debt securities in conjunction with a repositioning of the portfolio.

Other—Noninterest Expense
Noninterest Expense in 2023 increased from 2022, primarily reflecting an $84.6 million FDIC special assessment and higher non-allocated occupancy expense due to early lease exits on vacant space, partially offset by a $44.1 million pension settlement charge in 2022.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 55

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
At December 31, 2023, Northern Trust managed $1.43 trillion in assets for personal and institutional clients, including $1.03 trillion for Asset Servicing clients and $402.5 billion for Wealth Management clients. The following table presents consolidated AUM as of December 31, 2023, 2022 and 2021 by investment type.

TABLE 27: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2023	2022	2021	2023 / 2022	2022 / 2021
Equities	$785.5	$671.3	$856.5	17%	(22)%
Fixed Income Securities	203.4	186.5	216.1	9	(14)
Cash and Other Assets	278.2	243.4	338.9	14	(28)
Securities Lending Collateral	167.4	148.3	195.6	13	(24)
Total Assets Under Management	$1,434.5	$1,249.5	$1,607.1	15%	(22)%

AUM increased at year-end 2023 from year-end 2022. The increase primarily reflected favorable markets, net inflows, and favorable currency translation. The following table presents activity in consolidated AUM by product during the years ended December 31, 2023, 2022 and 2021.

TABLE 28: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

(In Billions)	2023	2022	2021
Balance as of January 1	$1,249.5	$1,607.1	$1,405.3
Inflows by Product
Equities	206.4	187.7	292.9
Fixed Income	57.8	48.7	63.7
Cash and Other Assets	2,012.5	643.2	810.2
Securities Lending Collateral	238.3	235.3	270.6
Total Inflows	2,515.0	1,114.9	1,437.4
Outflows by Product
Equities	(224.5)	(231.9)	(321.0)
Fixed Income	(57.1)	(55.5)	(56.2)
Cash and Other Assets	(1,970.3)	(743.2)	(745.4)
Securities Lending Collateral	(219.2)	(282.6)	(261.9)
Total Outflows	(2,471.1)	(1,313.2)	(1,384.5)
Net Inflows (Outflows)	43.9	(198.3)	52.9
Market Performance, Currency & Other
Market Performance & Other	133.8	(143.0)	159.8
Currency	7.3	(16.3)	(10.9)
Total Market Performance, Currency & Other	141.1	(159.3)	148.9
Balance as of December 31	$1,434.5	$1,249.5	$1,607.1

56 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.

TABLE 29: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2023	DECEMBER 31, 2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$34.3	$40.0	$(5.7)	(14)%
Interest-Bearing Due from and Deposits with Banks(1)	5.3	4.9	0.4	6
Securities Purchased under Agreements to Resell	0.8	1.1	(0.3)	(27)
Total Debt Securities	49.3	51.8	(2.5)	(5)
Loans	47.6	42.9	4.7	11
Other Interest-Earning Assets(2)	3.1	1.8	1.3	77
Total Earning Assets	140.4	142.5	(2.1)	(1)
Total Assets	150.8	155.0	(4.2)	(3)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	93.3	98.6	(5.3)	(5)
Demand and Other Noninterest-Bearing Deposits	22.8	25.3	(2.5)	(10)
Federal Funds Purchased	3.0	1.9	1.1	61
Securities Sold under Agreements to Repurchase	0.8	0.6	0.2	38
Other Borrowings(3)	6.6	7.6	(1.0)	(13)
Total Stockholders’ Equity	11.9	11.3	0.6	6
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
(3) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.

TABLE 30: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	TWELVE MONTHS ENDED DECEMBER 31,
($ In Billions)	2023	2022	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$31.2	$36.2	$(5.0)	(14)%
Interest-Bearing Due from and Deposits with Banks(1)	4.3	4.2	0.1	3
Securities Purchased under Agreements to Resell	1.0	1.1	(0.1)	(11)
Total Debt Securities	49.9	55.0	(5.1)	(9)
Loans	42.2	41.0	1.2	3
Other Interest-Earning Assets(2)	2.2	1.3	0.9	81
Total Earning Assets	130.8	138.8	(8.0)	(6)
Total Assets	142.6	152.6	(10.0)	(6)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	87.5	96.3	(8.8)	(9)
Demand and Other Noninterest-Bearing Deposits	17.7	29.3	(11.6)	(40)
Federal Funds Purchased	5.1	1.4	3.7	N/M
Securities Sold under Agreements to Repurchase	0.4	0.4	—	(7)
Other Borrowings(3)	10.3	5.5	4.8	89
Total Stockholders’ Equity	11.5	11.1	0.4	4
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
(3) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.

Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets decreased from the

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
prior year primarily due to lower client deposits, partially offset by higher borrowing activity, the net of which resulted in lower funding of earning assets.

Select Earning Assets. Average securities decreased from the prior year, reflecting the impact of repositioning. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4, “Securities” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data”.

Client Deposits. Average Interest-Bearing Deposits and Demand and Other Noninterest-Bearing Deposits decreased from the prior year as clients migrated into higher yielding products.

Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. Securities Sold under Agreements to Repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. Securities Sold under Agreements to Repurchase are held by the counterparty until the repurchase. See Note 24, “Commitments and Contingent Liabilities,” Note 26, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” and Note 27, “Offsetting of Assets and Liabilities” to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for additional information on Northern Trust’s repurchase and reverse repurchase agreements.

Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily due to higher Retained Earnings.
During the year ended December 31, 2023, the Corporation declared cash dividends totaling $630.2 million to common stockholders and repurchased 4,384,678 shares of common stock, including 378,130 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $347.5 million ($79.26 average price per share). During the year ended December 31, 2023, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.
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

58 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality

Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's held to maturity (HTM) debt securities and available for sale (AFS) debt securities by security type as of December 31, 2023. Depending on market conditions, Northern Trust continuously seeks to optimize its securities portfolio, including through purchases and sales of AFS debt securities from time to time.

TABLE 31: REMAINING MATURITY AND AVERAGE YIELD OF HELD TO MATURITY AND AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2023
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Held to Maturity Debt Securities
U.S. Government	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	0 mos.
Obligations of States and Political Subdivisions	2,563.9	3.47	45.7	3.21	1,100.7	3.41	1,126.3	3.41	291.2	3.97	70 mos.
Government Sponsored Agency	9,355.3	2.13	984.3	2.52	3,381.4	2.27	3,248.6	1.94	1,741.0	1.97	75 mos.
Non-U.S. Government	4,789.1	0.72	3,376.0	0.69	1,379.3	0.81	33.8	0.28	—	—	10 mos.
Corporate Debt	646.1	0.76	276.8	0.14	353.7	1.29	15.6	(0.20)	—	—	19 mos.
Covered Bonds	2,208.6	2.61	345.4	2.68	1,623.1	2.64	240.1	2.29	—	—	32 mos.
Certificates of Deposit	585.1	4.37	585.1	4.37	—	—	—	—	—	—	0 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	1.45	1,080.8	2.17	4,159.0	1.27	5.7	(0.35)	—	—	24 mos.
Other Asset-Backed	214.2	6.91	14.7	5.28	102.0	7.29	97.5	6.76	—	—	62 mos.
Commercial Mortgage-Backed	37.6	6.66	—	—	37.6	6.66	—	—	—	—	41 mos.
Other	576.3	1.63	47.8	1.34	319.0	2.10	30.7	2.30	178.8	0.76	103 mos.
Total Held to Maturity Debt Securities	$26,221.7	1.96%	$6,756.6	1.62%	$12,455.8	1.95%	$4,798.3	2.38%	$2,211.0	2.14%	46 mos.
Available for Sale Debt Securities
U.S. Government	$3,622.2	3.95%	$197.8	4.64%	$3,424.4	3.91%	$—	—%	$—	—%	39 mos.
Obligations of States and Political Subdivisions	295.8	2.07	—	—	106.8	1.97	189.0	2.13	—	—	69 mos.
Government Sponsored Agency	11,553.0	5.51	2,357.0	5.65	5,237.5	5.42	3,282.8	5.65	675.7	5.09	52 mos.
Non-U.S. Government	264.4	0.59	66.1	0.95	198.3	0.48	—	—	—	—	30 mos.
Corporate Debt	279.5	2.82	103.8	2.77	175.7	2.85	—	—	—	—	15 mos.
Covered Bonds	347.1	3.74	89.2	3.03	257.9	3.98	—	—	—	—	27 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,899.9	3.18	277.8	2.08	2,567.1	3.34	55.0	1.43	—	—	34 mos.
Other Asset-Backed	2,962.6	5.03	212.8	2.22	2,631.1	5.18	107.8	6.87	10.9	6.87	37 mos.
Commercial Mortgage-Backed	865.3	4.88	39.3	3.15	708.2	5.31	117.8	2.83	—	—	37 mos.
Total Available for Sale Debt Securities	$23,089.8	4.73%	$3,343.8	4.79%	$15,307.0	4.54%	$3,752.4	5.36%	$686.6	5.12%	44 mos.
Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 59

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

TABLE 32: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$3,622.2	$—	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	38.1	257.7	—	—	—	295.8
Government Sponsored Agency	11,553.0	—	—	—	—	11,553.0
Non-U.S. Government	264.4	—	—	—	—	264.4
Corporate Debt	24.7	87.0	157.4	—	10.4	279.5
Covered Bonds	325.3	—	21.8	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,353.5	334.0	212.4	—	—	2,899.9
Other Asset-Backed	2,962.6	—	—	—	—	2,962.6
Commercial Mortgage-Backed	865.3	—	—	—	—	865.3
Total	$22,009.1	$678.7	$391.6	$—	$10.4	$23,089.8
Percent of Total	95%	3%	2%	—%	—%	100%

	AS OF DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$2,747.4	$—	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	136.4	651.2	—	—	—	787.6
Government Sponsored Agency	11,545.2	—	—	—	—	11,545.2
Non-U.S. Government	360.0	—	—	—	—	360.0
Corporate Debt	302.5	462.6	938.7	19.6	24.2	1,747.6
Covered Bonds	367.0	—	21.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,816.3	451.5	211.6	—	—	2,479.4
Other Asset-Backed	5,256.2	—	—	—	—	5,256.2
Commercial Mortgage-Backed	1,387.8	—	—	—	—	1,387.8
Total	$23,918.8	$1,565.3	$1,172.0	$19.6	$24.2	$26,699.9
Percent of Total	90%	6%	4%	—%	—%	100%

As of both December 31, 2023 and December 31, 2022, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.

TABLE 33: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%

60 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AS OF DECEMBER 31, 2022
(In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%

As of both December 31, 2023 and December 31, 2022, 2% of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $2.3 billion at December 31, 2023, compared to net unrealized losses of $3.2 billion as of December 31, 2022. Net unrealized losses as of December 31, 2023 were comprised of $20.1 million and $2.3 billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2022 were comprised of $9.1 million and $3.2 billion of gross unrealized gains and losses, respectively.
As of December 31, 2023, the $23.1 billion AFS debt securities portfolio had unrealized losses of $200.3 million, $105.8 million, and $100.0 million related to government sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which are primarily attributable to lower yields and tighter spreads. As of December 31, 2022, the $26.7 billion AFS debt securities portfolio had unrealized losses of $351.6 million, $288.1 million, and $157.6 million related to government-sponsored agency, other asset-backed, and sub-sovereign supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in market interest rates and credit spreads since their purchase.
As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had an unrealized loss of $1.0 billion and $294.9 million related to government sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had an unrealized loss of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. During the year ended December 31, 2023, there were no securities transferred from AFS to HTM. During the year ended December 31, 2022, the Corporation transferred government sponsored agency and obligation of states and political subdivisions securities that had a fair value of $6.6 billion from AFS to HTM classification for capital management purposes, all of which were transferred in the third quarter of 2022. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in Accumulated Other Comprehensive Income (Loss) (AOCI) and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans
For additional information relating to the loan portfolio, refer to Note 5, “Loans,” and Note 7, “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”

The following table presents the remaining maturity of loans by segment and class as of December 31, 2023.

TABLE 34: REMAINING MATURITY OF LOANS

	DECEMBER 31, 2023
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$11,555.3	$4,906.4	$6,362.2	$285.8	$0.9
Commercial Real Estate	5,134.2	787.3	3,439.1	907.8	—
Other	5,944.8	5,944.8	—	—	—
Personal
Private Client	14,360.0	9,170.2	5,060.1	129.4	0.3
Residential Real Estate	6,327.1	260.7	926.8	1,621.2	3,518.4
Other	1,088.3	1,088.3	—	—	—
Total U.S.	$44,409.7	$22,157.7	$15,788.2	$2,944.2	$3,519.6
Non-U.S.:
Non-U.S. - Commercial	$2,778.5	$2,686.2	$92.3	$—	$—
Non-U.S. - Personal	428.8	316.8	51.9	29.4	30.7
Total Non-U.S.	$3,207.3	$3,003.0	$144.2	$29.4	$30.7
Total Loans	$47,617.0	$25,160.7	$15,932.4	$2,973.6	$3,550.3
Note: Non-U.S. and Other U.S. loans primarily include short duration exposures related to custodied client investments.

62 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 35: INTEREST RATE SENSITIVITY OF LOANS

	DECEMBER 31, 2023
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$294.5	$114.3	$135.8	$43.5	$0.9
Commercial Real Estate	180.6	35.1	128.6	16.9	—
Non-U.S.	26.9	26.9	—	—	—
Total Commercial	$502.0	$176.3	$264.4	$60.4	$0.9
Personal
Private Client	$426.1	$91.7	$333.7	$0.5	$0.2
Residential Real Estate	773.6	70.3	266.2	421.9	15.2
Non-U.S.	9.8	0.1	9.7	—	—
Total Personal	$1,209.5	$162.1	$609.6	$422.4	$15.4
Total Fixed Rate	$1,711.5	$338.4	$874.0	$482.8	$16.3
Variable Rate:
Commercial
Commercial and Institutional	$11,260.8	$4,792.1	$6,226.4	$242.3	$—
Commercial Real Estate	4,953.6	752.2	3,310.5	890.9	—
Non-U.S.	2,751.6	2,659.3	92.3	—	—
Other	5,944.8	5,944.8	—	—	—
Total Commercial	$24,910.8	$14,148.4	$9,629.2	$1,133.2	$—
Personal
Private Client	$13,933.9	$9,078.5	$4,726.4	$128.9	$0.1
Residential Real Estate	5,553.5	190.4	660.6	1,199.3	3,503.2
Non-U.S.	419.0	316.7	42.2	29.4	30.7
Other	1,088.3	1,088.3	—	—	—
Total Personal	$20,994.7	$10,673.9	$5,429.2	$1,357.6	$3,534.0
Total Variable Rate	$45,905.5	$24,822.3	$15,058.4	$2,490.8	$3,534.0
Total Loans	$47,617.0	$25,160.7	$15,932.4	$2,973.6	$3,550.3

Nonaccrual Assets and 90 Days Past Due Loans
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiation and renewals. For additional information relating to nonaccrual loans, refer to Note 5, “Loans,” provided in Item 8, “Financial Statements and Supplementary Data.”

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2023 and 2022.

TABLE 36: NONACCRUAL ASSETS

($ In Millions)	DECEMBER 31, 2023		% OF 2023 NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	DECEMBER 31, 2022	% OF 2022 NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$16.3		26%	$17.4	38%
Commercial Real Estate	—		—	10.2	22
Total Commercial	$16.3		26%	$27.6	60%
Personal
Private Client	$20.3		32%	$—	—%
Residential Real Estate	27.0		42	18.3	40
Total Personal	$47.3		74%	$18.3	40%
Total Nonaccrual Loans	63.6			45.9
Other Real Estate Owned	1.5			—
Total Nonaccrual Assets	$65.1			$45.9
90 Day Past Due Loans Still Accruing	$20.1			$54.2
Nonaccrual Loans to Total Loans	0.13%			0.11%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	2.8	x		3.1x

Nonaccrual assets as of December 31, 2023 increased from December 31, 2022, primarily due to one new private client nonaccrual loan and two new residential real estate nonaccrual loans, partially offset by one commercial real estate nonaccrual loan upgrade to accrual status and one commercial real estate nonaccrual loan pay-down/charge-off. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.

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
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units.
As of December 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $178.7 million, $26.9 million, $12.7 million, and $0.9 million, respectively. As of December 31, 2022, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $144.3 million, $38.5 million, $16.0 million, and $0.8 million, respectively. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the years ended December 31, 2023 and 2022 due to

64 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
charge-offs, recoveries and provisions for credit losses, refer to Note 6, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”
The following table shows the net recoveries (charge-offs) to average loans and leases by segment and class at December 31, 2023, 2022, and 2021.

TABLE 37: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS AND LEASES

($ in Millions)	2023	2022	2021
Net Recoveries (Charge-Offs) to Select Average Loans and Leases(1)
Commercial
Commercial and Institutional	—%	—%	0.01%
Commercial Real Estate	(0.10)	0.05	(0.01)
Lease Financing, net(2)	—	(61.3)	—
Total Commercial	(0.03)	(0.02)	—
Personal
Private Client	—	—	0.01
Residential Real Estate	0.02	0.11	0.07
Total Personal	0.01	0.03	0.03
Total Net Recoveries (Charge-Offs) to Select Average Loans and Leases(1)	(0.01)%	0.01%	0.02%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$0.2	$0.1	$0.9
Commercial Real Estate	(5.2)	2.2	(0.3)
Lease Financing, net	—	(4.9)	—
Total Select Commercial(3)	(5.0)	(2.6)	0.6
Personal
Private Client	0.4	—	1.3
Residential Real Estate	1.3	6.8	4.4
Total Personal	1.7	6.8	5.7
Total Net Recoveries (Charge-Offs)(3)	$(3.3)	$4.2	$6.3
Average Loans and Leases
Commercial
Commercial and Institutional	$12,438.9	$12,258.9	$10,428.6
Commercial Real Estate	4,981.6	4,432.2	3,977.0
Lease Financing, net	—	8.0	11.2
Total Select Commercial(1)	17,420.5	16,699.1	14,416.8
Personal
Private Client	14,000.2	13,877.9	13,686.7
Residential Real Estate	6,390.7	6,352.5	6,190.6
Total Select Personal(1)	20,390.9	20,230.4	19,877.3
Total Select Average Loans and Leases(1)	$37,811.4	$36,929.5	$34,294.1
(1) The table excludes the Other and Non-U.S. average loan segments.
(2) The ratio reflects a charge-off in the third quarter of 2022 in association with a sale of the last lease remaining in Northern Trust’s lease portfolio. As of December 31, 2022, there were no leases outstanding.
(3) As of December 31, 2023, there was a $0.5 million net charge-off in other commercial which was not reflected as the segment is excluded from the table above.
Net recoveries (charge-offs) for the Non-U.S. segment was zero and therefore the ratio of net recoveries (charge-offs) to average loans and leases was excluded from the above table. Total average loans and leases for all loan portfolio categories were $42.2 billion, $41.0 billion, and $37.2 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
The following disclosure has been prepared in compliance with the SEC requirement to disclose the Allowance for Credit Losses that is applicable to international operations; however, the amounts disclosed should not be construed as being the only amounts available to cover future non-U.S. loan charge-offs, since the entire Allowance for Credit Losses assigned to Loans is available to absorb losses on both U.S. and non-U.S. loans. In addition, these amounts are not intended to be indicative of future charge-off trends. Please refer to Table 38 in the following section for the non-U.S. allowance balances.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides the allowance evaluated on an individual and collective basis for the loans portfolio by segment and class at December 31, 2023 and 2022.

TABLE 38: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2023		2022
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$13.4	—%	$10.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	57.2	24	57.0	29
Commercial Real Estate	101.4	11	76.5	11
Non-U.S.	1.6	6	8.3	7
Other	0.1	13	0.3	3
Total Commercial	160.3	54	142.1	50
Personal
Private Client	12.0	30	11.2	33
Residential Real Estate	18.8	13	18.0	15
Non-U.S.	1.1	1	1.1	1
Other	—	2	—	1
Total Personal	31.9	46	30.3	50
Total Allowance Evaluated on a Collective Basis	$192.2		$172.4
Total Allowance for Credit Losses	$205.6		$182.8
Allowance Assigned to:
Loans	$178.7		$144.3
Undrawn Commitments and Standby Letters of Credit	26.9		38.5
Total Allowance for Credit Losses	$205.6		$182.8
Allowance Assigned to Loans to Total Loans	0.38%		0.34%

Allowance Related to Credit Exposure Evaluated on an Individual Basis: The individual allowance is determined through individual evaluations of loans and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9, that are based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.
The allowance evaluated on an individual basis for Loans increased $3.0 million from $10.4 million at December 31, 2022 to $13.4 million at December 31, 2023, primarily attributable to a net increase in outstanding loans in the private client portfolio and commercial portfolio.

Allowance Related to Credit Exposure Evaluated on a Collective Basis: Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed not to share similar risk characteristics, an individual assessment is warranted.
The allowance evaluated on a collective basis for loans increased $31.4 million to $165.3 million at December 31, 2023, compared with $133.9 million at December 31, 2022, primarily seen in the commercial real estate portfolio, driven by an increase in the size and duration of the portfolio, weaker economic projections for the industry, and methodology updates. The remainder of the provision was due to charge-offs. The allowance evaluated on a collective basis for undrawn loan commitments and letters of credit decreased $11.6 million to $26.9 million at December 31, 2023, compared with $38.5 million at December 31, 2022, primarily in the commercial and institutional portfolio, reflecting a combination of credit quality improvements, an improved macroeconomic outlook for that segment, and methodology updates.

Overall Allowance: The reserve evaluated on an individual and collective basis resulted in a total Allowance for Credit Losses of $220.4 million at December 31, 2023, compared with $200.9 million at the end of 2022. The allowance of $178.7 million assigned to Loans, as a percentage of total Loans, was 0.38% at December 31, 2023, which increased from a $144.3 million allowance assigned to Loans, representing 0.34% of total Loans at December 31, 2022. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $26.9 million and $38.5 million at December 31, 2023 and 2022, respectively, and are included in Other Liabilities on the consolidated balance sheets.

66 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures
Capital expenditures in 2023 included continued investments in public cloud technologies and to enhance Northern Trust’s software capabilities, as well as renovation and relocation projects to reduce our real estate footprint and modernize our existing offices for new ways of working. Capital expenditures for 2023 totaled $675.8 million, of which $559.3 million was for software, $56.4 million was for computer hardware, $56.0 million was for building and leasehold improvements, and $4.1 million was for furnishings. These capital expenditures principally support, enhance, and protect Northern Trust’s investment management, asset servicing and wealth management systems and capabilities, with focus on delivering secure, highly available and innovative solutions to better serve our clients. Additional capital expenditures committed for technology platforms will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware are charged to Equipment and Software expense. Depreciation on building and leasehold improvements and on furnishings is charged to Occupancy expense and equipment expense, respectively. Capital expenditures for 2022 totaled $723.5 million, of which $594.9 million was for software, $84.0 million was for computer hardware, $35.5 million was for building and leasehold improvements, and $9.1 million was for furnishings.

Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2023. For additional information, refer to Note 11, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 39: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2023
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$2,029.4	$2,557.5	$4,586.9
Over 3 Months through 6 Months	798.2	22.6	820.8
Over 6 Months through 12 Months	566.4	—	566.4
Over 12 Months	58.0	—	58.0
Total	$3,452.0	$2,580.1	$6,032.1

Deposits not insured by the FDIC as of December 31, 2023 and 2022 totaled $109.9 billion and $116.1 billion, respectively. These deposit amounts are derived by adding estimated U.S. office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all non-U.S. office deposits. Estimated uninsured U.S. office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.

Short-Term Borrowings
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under agreements to repurchase against those purchased under agreements to resell when the requirements to net are met. See Note 24, “Commitments and Contingent Liabilities,” Note 26, “Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase,” and Note 27, “Offsetting of Assets and Liabilities” provided in Item 8, “Financial Statements and Supplementary Data” for additional information on our repurchase and reverse repurchase agreements.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 67

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

TABLE 40: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2023	2022
Total Assets	$24,927.8	$26,904.3
Time Deposits with Banks	1,847.7	2,082.2
Loans	2,349.5	2,562.7
Non-U.S. Investments	14,565.0	16,002.1
Total Liabilities	67,964.2	77,481.6
Deposits	66,232.9	75,808.6

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

68 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2023, 2022, and 2021.

TABLE 41: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$2,625.6	$2,392.4	$1,356.0
Investing activities	4,784.1	25,929.8	(18,602.6)
Financing activities	(7,182.6)	(26,437.4)	16,073.5
Effect of Foreign Currency Exchange Rates on Cash	(89.8)	(287.4)	(159.6)
Change in Cash and Due from Banks	$137.3	$1,597.4	$(1,332.7)

Operating Activities
Net cash provided by operating activities of $2.6 billion for the year ended December 31, 2023 was primarily attributable to period earnings and the impact of other operating activities, net.
For the year ended December 31, 2022, net cash provided by operating activities of $2.4 billion was primarily attributable to period earnings and lower net collateral deposited with derivative counterparties, partially offset by the impact of other operating activities, net.

Investing Activities
Net cash provided by investing activities of $4.8 billion for the year ended December 31, 2023 was primarily attributable to lower levels of deposits with the Federal Reserve and other central banks and net proceeds from available for sale debt securities arising from a repositioning of the portfolio, partially offset by higher levels of loans.
For the year ended December 31, 2022, net cash provided by investing activities of $25.9 billion primarily reflected lower levels of deposits with the Federal Reserve and other central banks and net proceeds from held to maturity debt securities, partially offset by higher levels of loans.

Financing Activities
Net cash used in financing activities of $7.2 billion for the year ended December 31, 2023 was primarily attributable to decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of savings, money market and other interest-bearing.
For the year ended December 31, 2022, net cash used in financing activities of $26.4 billion primarily reflected decreased levels of total deposits, partially offset by higher short-term other borrowings, proceeds from the issuance of 4.00% senior notes and 6.125% subordinated notes, and higher federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of non-U.S. office noninterest-bearing deposits, non-U.S. office interest-bearing deposits, and demand and other noninterest-bearing deposits.
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
Capital levels increased in 2023 as average stockholders’ equity increased $415.4 million, or 4%, to $11.5 billion. Total stockholders’ equity was $11.9 billion at December 31, 2023, as compared to $11.3 billion at December 31, 2022. Preferred dividends totaling $41.8 million were declared in 2023. During 2023, the Corporation maintained its quarterly common stock dividend at $0.75 per common share. Common dividends totaling $630.2 million were declared in 2023. During the year ended December 31, 2023, the Corporation repurchased 4,384,678 shares of common stock, including 378,130 shares withheld related to share-based compensation, at an average price per share of $79.26.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. As required by the Dodd-Frank Act, the lower of each capital ratio calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2023 and 2022.

TABLE 42: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2023		DECEMBER 31, 2022
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$11,013.1	$11,013.1	$10,374.6	$10,374.6
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(722.2)	(722.2)	(719.7)	(719.7)
Other	(111.5)	(111.5)	(115.2)	(115.2)
Total Common Equity Tier 1 Capital	10,179.4	10,179.4	9,539.7	9,539.7
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.9	884.9
Other	(40.4)	(40.4)	(27.2)	(27.2)
Total Additional Tier 1 Capital	844.5	844.5	857.7	857.7
Total Tier 1 Capital	11,023.9	11,023.9	10,397.4	10,397.4
Tier 2 Capital
Qualifying Allowance for Credit Losses	219.2	—	199.6	—
Qualifying Subordinated Debt	1,490.8	1,490.8	1,648.5	1,648.5
Total Tier 2 Capital	1,710.0	1,490.8	1,848.1	1,648.5
Total Risk-Based Capital	$12,733.9	$12,514.7	$12,245.5	$12,045.9
Risk-Weighted Assets(1)	$89,527.4	$75,980.0	$88,107.7	$83,181.2
Total Assets – End of Period (EOP)	150,783.1	150,783.1	155,036.7	155,036.7
Adjusted Average Fourth Quarter Assets(2)	135,701.9	135,701.9	146,883.8	146,883.8
Total Loans – EOP	47,617.0	47,617.0	42,893.3	42,893.3
Common Stockholders’ Equity to:
Total Loans – EOP	23.13%	23.13%	24.19%	24.19%
Total Assets – EOP	7.30	7.30	6.69	6.69
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	11.4%	13.4%	10.8%	11.5%
Tier 1 Capital	12.3	14.5	11.8	12.5
Total Capital (Tier 1 and Tier 2)	14.2	16.5	13.9	14.5
Tier 1 Leverage	8.1	8.1	7.1	7.1
Supplementary Leverage	N/A	8.6	N/A	7.9
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
As of December 31, 2023 and 2022, the Corporation’s capital ratios exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to regulatory capital standards. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, capital adequacy reporting that deducts any unrealized losses related to AFS securities from reported capital, and stringent, annual company-run and supervisory stress testing in the form of Comprehensive Capital Analysis and Review (CCAR) exercises, which confirms our ability to remain solvent under severely adverse market conditions.
The results of the 2023 DFAST, published by the Federal Reserve Board on June 28, 2023, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2023 and continues through September 30, 2024.

70 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On July 27, 2023, the U.S. banking regulators issued the Basel III Endgame Proposal, which would change how risk-based capital requirements are determined for banking organizations including Northern Trust. The proposal would eliminate the existing advanced approach methodologies for determining RWAs and replace it with a new expanded risk based approach. The new requirements would be phased in over a three year period beginning July 1, 2025. Based on our current understanding of the proposed rule, we estimate that, if the expanded risk-based approach had applied on a fully phased-in basis as of December 31, 2023, and in the absence of taking any actions to mitigate its impact, our expanded risk-based approach RWAs as of that date would have been approximately 5% to 15% higher than our actual standardized approach RWAs as of that date.
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
Allowance for Credit Losses
The Allowance for Credit Losses—which represents management’s estimate of lifetime expected credit losses related to various portfolios subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. The allowance for a financial asset that does not share similar risk characteristics with other financial assets is determined through an individual evaluation.
Management’s estimates utilized in establishing an appropriate level of Allowance for Credit Losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, and takes into consideration past events, current conditions and reasonable and supportable forecasts. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2023 and changes in estimates are reasonably likely to occur from period to period.
The Allowance for Credit Losses consists of the following components:
Allowance Evaluated on a Collective Basis. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. If financial assets are deemed not to share similar risk characteristics, an individual assessment is warranted.
The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments based on loan and obligor-specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. For each segment, the probability of default and loss given default are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar characteristics. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experiences on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end, with adjustments made for potential draws on off-balance sheet commitments.
Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a qualitative adjustment framework, through which management applies judgment by

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment and class of the loan portfolio.
ASC 326-20-30 requires the use of projected macroeconomic factors. The Corporation uses multiple forecasts approved by Northern Trust’s Macroeconomic Scenario Development Committee (MSDC). The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles. The forecasts are probability-weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
The allowance estimate is sensitive to changes in portfolio composition, portfolio quality, and macroeconomic forecasts. Increases in the amount of borrowing and material downgrades to the quality of the lending portfolio will increase the reserve, all else equal. Similarly, deteriorating projections for macroeconomic conditions will increase the reserve. Macroeconomic factors that are particularly correlated to Northern Trust’s loan portfolio are equity market values, market volatility, corporate profits, residential and commercial real estate price indices, unemployment, and disposable income. To demonstrate the sensitivity to changes in macroeconomic conditions, Northern Trust applied a 100% probability weighting to downturn conditions, resulting in an increase to the collective component of the allowance for the loan portfolio of approximately $121.2 million. The investment security and other financial assets portfolios are less sensitive to macroeconomic factors in terms of overall reserve impact due to factors such as high credit quality, short duration, and low historical losses.
The commercial and institutional (C&I) portfolio utilizes Northern Trust’s internal borrower rating assessments to determine initial credit quality. A sensitivity analysis was performed to determine the impact of upgrades or downgrades by shifting the rating up or down by one rating class, assuming no changes to other factors, such as macroeconomic projections or qualitative adjustments. The analysis excludes defaulted loans and does not assume a default event; hence, borrowers at the lowest non-default rating were not downgraded. Similarly, those at the highest rating could not be upgraded. Assuming the final forecast probability weighting, the collective component of the allowance assigned to the C&I portfolio would increase by approximately $82.3 million if all C&I borrowers were downgraded by one performing rating class. The C&I collective allowance would decrease by approximately $32.4 million if borrower ratings were upgraded by one rating class (if possible).
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by MSDC, and also reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.
Allowance Evaluated on an Individual Basis. The individual allowance is determined through individual evaluations of financial assets that have defaulted, based on expected future cash flows, the value of collateral, and other factors that may impact the borrowers’ ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Analysis and Controls. The quarterly analysis of the individual and collective allowance components and the control process maintained by Financial Risk Management and the lending staff are the principal methods relied upon by management for the timely identification and estimation of individual expected credit losses. In addition to Northern Trust’s own experience, management also considers regulatory guidance. Control processes and analyses employed to determine an appropriate level of allowance for credit losses are reviewed at least annually and modified as considered appropriate.
Management believes that the Allowance for Credit Losses adequately considers these uncertainties and has been established at an appropriate level. Actual losses may vary from current estimates and the amount of the provision for credit losses may be greater or less than actual net charge-offs in any particular period.

72 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
In determining the pension expense for the U.S. Qualified Plan and for the U.S. Non-Qualified Plan in 2023, Northern Trust utilized a discount rate of 5.22% and 5.15% as of December 31, 2022, respectively. For both plans, the rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 5.56%. The expected long-term rate of return on U.S. Qualified Plan assets was 7.25% as of December 31, 2022.
In evaluating possible revisions to pension-related assumptions for the U.S. pension plans as of Northern Trust’s December 31, 2023 measurement date, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 5.03% and 4.95% at December 31, 2023 for the U.S. Qualified and U.S. Non-Qualified Plans, respectively.
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a graded schedule from 9.00% to 2.50% that averages 5.56%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan will continue to be 7.25% for 2024.
•Mortality Table: Northern Trust had adopted the aggregate Pri-2012 mortality table with a 2012 base year, which was released by the Society of Actuaries in October 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2021, which was released by the Society of Actuaries in October 2021. As was the case in 2022, no change to these assumptions was made in 2023 since the Society of Actuaries did not release any updates to its mortality tables and improvement scales in 2023. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2024.

The net pension expense in 2024 is expected to slightly increase, primarily driven by higher amortization of prior year’s asset losses, offset by the positive effects of the cash contribution made to the U.S. Qualified Plan at the beginning of 2024.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In order to illustrate the sensitivity of these assumptions on the expected U.S pension plans’ 2024 periodic pension expense and the projected benefit obligation as of December 31, 2023, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 43: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

(In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2024 Pension Expense
Discount Rate Change	$(2.9)	$3.0
Compensation Level Change	2.3	(2.3)
Rate of Return on Plan Assets Change	(4.0)	4.0
Increase (Decrease) in December 31, 2023 Projected Benefit Obligation
Discount Rate Change	(32.7)	34.3
Compensation Level Change	9.1	(8.9)

Pension Contributions. The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. There were no contributions to the U.S. Qualified Plan for the 2023 plan year. $200.0 million was contributed to the U.S. Qualified Plan for the 2024 plan year at the beginning of 2024.
The minimum required contribution to the U.S. Qualified Plan is expected to be zero in 2024. The remaining 2024 maximum deductible contribution, after considering the cash contribution of $200.0 million, is estimated at $220.0 million.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023. Northern Trust adopted ASU 2023-02 as of January 1, 2024 using the modified retrospective method. The adoption of ASU 2023-02 is not expected to impact significantly Northern Trust’s consolidated balance sheets or consolidated statements of income.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). ASU 2023‐07 significantly expands disclosures about a public entity’s reportable segments, primarily through more frequent and enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the impact of ASU 2023-07 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (ASU 2023-08). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, ASU 2023-08 requires the presentation of crypto assets separately from other intangible assets on the face of the balance sheet and changes in fair value of crypto assets separately from changes in the carrying amount of other intangible assets on the statement of income. ASU 2023-08 also requires enhanced disclosures about in-scope crypto assets and respective activities. ASU 2023-08 is effective for interim and annual periods beginning after December 15, 2024, although

74 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
early adoption is permitted. Upon adoption, ASU 2023-08 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09). ASU 2023-09 enhances disclosures by further disaggregating existing annual income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
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

TABLE 44: RISK GOVERNANCE STRUCTURE

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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 75

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

The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the Chief Risk Officer, Chief Compliance and Ethics Officer, Head of Financial Risk, Head of Non-Financial Risk, Head of Strategic Risk, Chief Fiduciary Risk Officer, International Chief Risk Officer, Chief Executive Officer, President—Asset Management, President—Asset Servicing, President—Wealth Management, Chief Financial Officer and Chief Information Officer, meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk and risk themes within Northern Trust. The Chief Audit Executive, or such officer’s designee, and the General Counsel, or such officer’s designee, shall be invited to attend each GERC meeting as a non-voting member. All other members of the executive management team of the Corporation will also be standing invitees. Among other risk management responsibilities, GERC receives reports, escalations, or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

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

76 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Risk Overview
Credit risk is inherent in many of Northern Trust’s activities. The bulk of credit risk relates to loans, securities, and wholesale counterparty-related exposures, such as over-the-counter (OTC) derivatives and securities financing activities. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions in that Northern Trust is generally:
•not an originator of loan products intended to be sold into a secondary market or to be bundled into asset securitizations;
•not an agent bank or syndicator of loans, where risk management is achieved post-close through the sale of participations; and
•not a participant in leveraged financial transactions, such as project finance, hedge fund leveraging, loans to private equity sponsored companies, or prime brokerage activities.

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

Credit Risk Measurement
The credit risk framework covers a number of different measurements of credit risk at Northern Trust, including RWA, the allowance for credit losses, and stress tests using various macroeconomic scenarios, such as the internal capital adequacy approval program and CCAR.
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

Loans and Other Extensions of Credit
A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in Note 24, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data.”
Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2023 and 2022.

78 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 45: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

	DECEMBER 31, 2023				DECEMBER 31, 2022
	COMMITMENTS				COMMITMENTS
(In Millions)	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$3,536.8	$1,664.0	$1,872.8	$1,109.3	$3,394.7	$1,598.0	$1,796.7	$953.8
Holding Companies	—	—	—	28.9	—	—	—	45.0
Manufacturing	6,551.9	1,104.3	5,447.6	1,619.1	6,063.3	764.2	5,299.1	1,855.0
Mining	461.8	29.8	432.0	29.8	499.0	36.8	462.2	60.7
Private Equity	2,740.4	1,888.9	851.5	3,248.9	3,300.1	2,383.3	916.8	4,091.1
Public Administration	50.0	50.0	—	28.1	50.0	50.0	—	13.3
Retail Trade	1,003.8	382.2	621.6	244.2	1,158.2	369.0	789.2	203.7
Services	6,133.1	2,528.1	3,605.0	4,041.7	5,860.6	2,357.7	3,502.9	4,099.0
Transportation and Warehousing	239.9	3.7	236.2	273.2	243.9	—	243.9	251.8
Utilities	1,246.3	8.5	1,237.8	36.8	1,220.7	67.7	1,153.0	8.6
Wholesale Trade	759.2	60.0	699.2	510.4	741.4	118.8	622.6	484.7
Other Commercial	159.7	49.5	110.2	384.9	147.5	89.4	58.1	348.3
Commercial and Institutional(1)	22,882.9	7,769.0	15,113.9	11,555.3	22,679.4	7,834.9	14,844.5	12,415.0
Commercial Real Estate	413.0	58.3	354.7	5,134.2	449.3	124.4	324.9	4,773.0
Non-U.S.
Other Non-US	1,340.4	677.7	662.7	1,543.0	1,562.4	1,046.0	516.4	1,627.9
Private Equity	446.2	446.2	—	1,235.5	575.2	526.5	48.7	1,503.2
Non-U.S.	1,786.6	1,123.9	662.7	2,778.5	2,137.6	1,572.5	565.1	3,131.1
Other	87.5	87.5	—	5,944.8	91.4	91.4	—	1,316.5
Total Commercial	25,170.0	9,038.7	16,131.3	25,412.8	25,357.7	9,623.2	15,734.5	21,635.6
Personal
Private Client	3,876.2	2,033.6	1,842.6	14,360.0	3,970.0	3,090.4	879.6	14,119.0
Residential Real Estate	804.2	251.3	552.9	6,327.1	783.4	125.6	657.8	6,413.5
Non-U.S.	908.7	525.9	382.8	428.8	849.5	800.0	49.5	510.0
Other	—	—	—	1,088.3	—	—	—	215.2
Total Personal	5,589.1	2,810.8	2,778.3	22,204.2	5,602.9	4,016.0	1,586.9	21,257.7
Total	$30,759.1	$11,849.5	$18,909.6	$47,617.0	$30,960.6	$13,639.2	$17,321.4	$42,893.3
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 79

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

Netting: On-balance sheet netting is employed where applicable for counterparties with master netting arrangements. Netting is primarily related to foreign exchange transactions with major banks and institutional clients subject to eligible master netting arrangements.

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

Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework implements a structured approach to establishing and communicating operational risk management practices and responsibilities. This structured approach to measuring and managing operational risk addresses operational resilience which requires that Northern Trust minimize service disruptions and limit systemic impacts from adverse events as well as risk quantification. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to maintain operational resilience and reduce future loss events. The Operational Risk Management function operates within the independent Non-Financial Risk function and is responsible for defining the operational risk management framework and providing independent oversight of the framework implementation and application across Northern Trust. It is the responsibility of each business to implement the enterprise-wide operational risk framework and business-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to service disruptions and loss. Several key programs support the operational risk framework, including:
•Loss Event Data Program - a program that collects internal and external loss data for use in monitoring operational risk exposure, various business analyses and the Basel Advanced Measurement Approach (AMA) capital quantification. Both internal and external loss data are used in the operational risk capital quantification. Thresholds

80 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
drive analysis, action and escalation through Northern Trust’s businesses and the Operational Risk Management function.
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
•Product and Process Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new and modified noncredit products and services and with significant changes to operating processes.
•Operational Resilience - a program designed to ensure the resilience and continuity of service delivery of Northern Trust’s most important business services.
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
•Cyber and Technology Risk Management - a program that sets forth a consistent, global approach to communicate risk management processes and controls addressing cybersecurity (inclusive of information security), technology, and related compliance risks to the organization. Please see Item 1C, “Cybersecurity,” for a detailed discussion of cybersecurity risk management, strategy, and governance.
•Business Continuity Management Program - a program designed to protect life safety, minimize and manage the business impact and support the recovery of critical functions for clients following an incident.
•Physical Security - a program that provides for the life safety of Northern Trust partners, clients, and visitors worldwide by setting and enforcing standards, providing training, establishing partnerships, and encouraging continual improvement in workplace security.
•Insurance Management Program - a program designed to reduce the monetary impact of certain operational loss events through the securing of appropriate insurance policy protection.

As discussed in “Risk Control” above, Model Risk Management also is part of the operational risk framework.

The ORC is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing and maintaining the Corporate Operational Risk Management Policy and approving the operational risk framework and programs. This committee has the expanded role of coordinating operational risk issues related to information technology, cybersecurity, compliance and fiduciary risks. The purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks. This includes identification and assessment of evolving risk trends across the operational risk framework and how these can be best managed.

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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Resilience and Recovery Management
Northern Trust’s operational resilience approach encompasses operational resilience and recovery processes enterprise-wide (including staff, technology and facilities) to anticipate and limit disruptions and to ensure that following a disaster or business interruption Northern Trust is able to resume critical business functions and fulfill all regulatory and legal requirements.
Northern Trust’s operational resilience mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant global network, robust network security, resilience centers that offer alternative workstations and transfer of work and work-from-home programs that provide further capability.
All of Northern Trust’s businesses are required to risk-assess all of their functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The business continuity programs of all critical third-party vendors to Northern Trust are reviewed on a regular basis. All of Northern Trust’s businesses test their plans at least annually. The ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

Fiduciary Risk
Fiduciary risks are risks arising from the failure: (a) in administering or managing financial and other assets in clients’ fiduciary accounts; (b) to adhere to a fiduciary standard of care if required under the terms of governing documents or applicable laws; or (c) to properly discharge fiduciary duties. Fiduciary status may hinge on the nature of a particular function being performed and fiduciary standards may vary by jurisdiction, type of relationship, and governing document.

Fiduciary Risk Overview
The fiduciary risk management framework identifies, assesses, measures, monitors, and reports on fiduciary risk matters deemed significant. Fiduciary risk is best managed at the source of the risk, and is mitigated through internal controls and risk management practices that are designed to identify, understand, and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in each client relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations and for establishing specific procedures, standards, and guidelines to manage fiduciary risk within the desired risk appetite.

Fiduciary Risk Framework and Governance
The FRC is responsible for overseeing activities related to the exercise of fiduciary powers throughout the organization, and for establishing and reviewing the fiduciary risk policies and the fiduciary risk framework that supports the coordination of activities to identify, monitor, manage, and report on fiduciary risk. In addition, the FRC serves as an escalation point for significant issues raised by its subcommittees or elsewhere in the organization.

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

82 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The Compliance and Ethics Oversight Committee (“CEOC”) oversees and provides direction with respect to the implementation of Northern Trust’s Compliance and Ethics Program and the coordination of compliance initiatives across the enterprise. The CEOC approves policies necessary to effectively manage Regulatory and Financial Crime Risk. The Chief Compliance and Ethics Officer reports to the Business Risk Committee, as appropriate, and chairs the CEOC.

Liquidity Risk Management

Liquidity Risk Overview
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to the same regulatory liquidity standards as U.S. GSIBs. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, daily Liquidity Coverage Ratio and Net Stable Funding Ratio calculations to regulators.
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
The Liquidity Management Policy and exposure limits for liquidity risk are set by the Board of Directors, and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. Limits are monitored based on measures such as the LCR, the NSFR, and the liquidity stress-testing buffer across a range of time horizons. Treasury, in the first line of defense, proposes liquidity risk management strategies and is responsible for performing liquidity management activities. The Asset and Liability Management Committee (ALCO) provides first-line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, and reviewing reporting such as cash flows, LCR, NSFR, and stress test results.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 83

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

U.S. Liquidity Coverage Ratio (LCR)
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2023.

U.S. Net Stable Funding Ratio (NSFR)
The NSFR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), over a one-year time horizon. The NSFR is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, promote effective liquidity risk management, and support the ability of banking organizations to provide financial intermediation to businesses and households across a range of market conditions. The NSFR supports financial stability by requiring banking organizations to fund their activities with stable sources of funding on an ongoing basis, reducing the possibility that funding shocks would substantially increase distress at individual banking organizations. The Corporation and the Bank each satisfied the NSFR requirements during 2023.

Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 59% and 63% of total assets as of December 31, 2023 and 2022, respectively. The market value of unencumbered securities at the Bank, which include those placed at the central bank discount window, totaled $39.0 billion and $46.2 billion at December 31, 2023 and 2022, respectively.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the Asset Servicing and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2023 and 2022, the Bank had over $34.7 billion and $39.0 billion, respectively of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. For further information on issuances or redemptions of debt or equity, please refer to Note 12, “Senior Notes and Long-Term Debt” provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation received $850.0 million of dividends and no dividends from the

84 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bank in 2023 and 2022, respectively. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $795.6 million and $601.4 million at December 31, 2023 and 2022, respectively. During, and at year-end, 2023 and 2022, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2023 and 2022 was $797.2 million and $1.2 billion, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”

Uses of Liquidity
Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2023 were $621.5 million of common stock dividends and $347.5 million of common stock repurchases. The most significant uses of cash by the Corporation during 2022 were $750.2 million of common stock dividends and $35.4 million of common stock repurchases.
Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2023, provided in the following table, allow Northern Trust to access capital markets on favorable terms.

TABLE 46: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2023

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 27, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2023, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $52.2 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2023, that would be triggered by a significant downgrade in its debt ratings.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Please refer to Note 24, “Commitments and Contingent Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data” for information on off-balance sheet arrangements and the Credit Risk discussion in the “Risk Management” section for further detail on undrawn commitments.

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
Treasury, in the first line of defense, proposes market risk management strategies and is responsible for performing market risk management activities. The ALCO provides first-line management oversight and is responsible for approving strategies and activities within the risk appetite, monitoring risk metrics, overseeing balance sheet resources, overseeing the execution of strategies, and reviewing reporting such as cash flows, the liquidity coverage ratio and stress test results.
The Market and Liquidity Risk Management function, in the second line of defense, provides challenge to the first-line activities, evaluates compliance with regulatory requirements and process effectiveness, and escalates material items for corrective action. The MLRC provides second-line oversight and is responsible for reviewing market risk exposures, establishing and monitoring risk metrics, and approving key methodologies and assumptions that drive market risk measurement.

Interest Rate Risk Overview
Interest rate risk in the banking book is the potential for deterioration in Northern Trust's financial position (e.g., interest income, market value of equity, or capital) due to changes in interest rates. NII and MVE sensitivity are the primary metrics used for measurement and management of interest rate risk. Changes in interest rates can have a positive or negative impact on NII depending on the positioning of assets, liabilities and off-balance sheet instruments. Changes in interest rates also can impact the values of assets, liabilities and off-balance sheet positions, which directly impact the MVE. Higher interest rates may impact the fair value of available for sale debt securities which in turn affects Accumulated Other Comprehensive Income (Loss) that can impact regulatory capital ratios. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are sufficiently correlated, which allows Northern Trust to manage its interest rate risk within its risk appetite.

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

86 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 and 200 basis point ramps downward movements in interest rates relative to forward rates as of December 31, 2023 and 2022. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 47: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	DECEMBER 31, 2023	DECEMBER 31, 2022
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$43	$41
200 Basis Points	82	80
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(63)	$(31)
200 Basis Points	(150)	(64)
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 87

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
•the present values of most noninterest-bearing balances (such as receivables, equipment, and payables) are the same as their book values; and
•Monte Carlo simulation is used to generate forward interest rate paths.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and 100 and 200 basis point shocks down from current market implied forward rates at December 31, 2023 and 2022. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 48: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	DECEMBER 31, 2023	DECEMBER 31, 2022
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(360)	$(472)
200 Basis Points	(817)	(965)
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$430	$596
200 Basis Points	725	842

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

Foreign Currency Market Risk
Foreign Currency Non-Trading Risk Overview
Northern Trust’s balance sheet is exposed to non-trading foreign currency risk as a result of its holdings of non-U.S.-dollar-denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S.-dollar-denominated revenue and expense. To manage currency exposures on the balance sheet, Northern Trust attempts to match its assets and liabilities by currency. If those currency offsets do not exist on the balance sheet, Northern Trust will use foreign exchange derivative contracts to mitigate its currency exposure.

88 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trading Market Risk
Within Market Risk, trading risk arises from providing foreign exchange, interest rate derivatives, and securities brokerage services to clients. Securities positions are limited and their trading risks are de minimis. For regulatory capital purposes, trading risk also includes foreign currency balances from business operations.
Trading Book Composition and Risk Drivers
Northern Trust’s trading book is composed of positions arising from activity in four business areas: Global Foreign Exchange (GFX), which includes Treasury foreign exchange trades; Interest rate derivative (IRD) trades; Northern Trust Securities Inc. (NTSI) inventory; and foreign currency balances (FCBs) accrued on the balance sheet.
GFX desks execute foreign exchange transactions for client accommodation purposes and mitigate most of the exposure via offsetting trades. In addition, Northern Trust’s Treasury department executes foreign exchange transactions to manage balance sheet flows. The risk system includes these within GFX and applies FX and interest rate (IR) drivers to produce VaR for regulatory capital.
Northern Trust’s Treasury Department executes IRD trades for client accommodation purposes and mitigates the exposure via offsetting trades. The risk system applies IR and volatility drivers to produce VaR for regulatory capital.
FCBs arise not from executing trades but rather in the course of regular business operations, from non-U.S.-dollar-denominated revenues and expenses accruing onto the Corporation’s balance sheet. Prior to September 1, 2023, FX risk from these positions were mitigated through hedging activity. This hedging activity was discontinued on September 1, 2023. The risk system applies FX drivers to produce VaR for regulatory capital.
NTSI, a brokerage subsidiary of the Corporation, executes fixed-income securities trades directly for client accounts. A small inventory of securities remains held in inventory overnight. This portfolio exposure is de minimis, and VaR calculations are not required. The valuation of the securities serves as the basis for calculating regulatory capital.
Foreign Currency Trading Risk Overview
Foreign currency or foreign exchange trading positions exist when aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other in amount, or offset each other over different time periods. The GFX trading portfolio at Northern Trust is composed of spot, forward, non-deliverable forward, and foreign exchange rate (FX) swap transactions.
For FCBs, the daily high, low, average, and quarter-end VaR values were all less than $1.5 million for the year ended December 31, 2023.
Interest Rate Derivatives Trading Risk Overview
IRD positions exist when aggregate interest cash inflows and outflows do not offset each other in amount or offset each other over different time periods. The IRD trading portfolio at Northern Trust is composed mostly of interest rate swaps entered into to meet clients’ interest rate risk management needs, but also including a small number of swaptions, caps, and floors. IRD risk measures during the second quarter of 2023 became temporarily inflated as a result of transitions of IRD contracts from LIBOR to SOFR referencing. The risk measures declined in the third quarter of 2023 as the bulk of transitions was completed. For the IRD portfolio, the daily high, low, average, and as of December 31 VaR values were all less than $0.6 million for the year ended December 31, 2023.
Other Non-material Trading Activities
Northern Trust’s broker-dealer subsidiary, NTSI, maintains a portfolio of trading securities held for customer accommodation purposes and invests excess cash balances in short-term investment vehicles. The portfolio averaged $0.5 million and $12.1 million for the year ended December 31, 2023 and 2022, respectively.
Trading Book Risk Measurement
For trading book activities other than NTSI, Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on high confidence levels, of the potential loss in value that might be incurred if an adverse shift in interest rates and non-U.S. currency exchange rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies and interest rates. VaR is computed for each trading desk and for the global portfolio.
VaR measures are computed daily in a vendor software application which reads positions from Northern Trust’s trading systems and foreign currency balances from the general ledger. Data vendors provide foreign exchange rates, interest rates, and volatilities for all currencies. The Risk Management function monitors on a daily basis VaR model inputs and outputs for reasonableness.
Trading Book Risk Monitoring, Reporting and Analysis
Northern Trust monitors several variations of the VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical simulation, Monte Carlo simulation and Taylor

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximation), horizons of one day and ten days, confidence levels of 95% and 99%, subcomponent VaRs using only FX drivers, only IR drivers, and only volatility drivers, and look-back periods of one year, two years, and four years. Those alternative measures provide management an array of corroborating metrics and alternative perspectives on Northern Trust’s market risks.
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

TABLE 49: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

(In Millions)	TOTAL VaR (FX AND IR DRIVERS)		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2023	2022	2023	2022	2023	2022
High	$0.7	$0.2	$0.7	$0.2	$0.4	$0.3
Low	0.1	0.1	—	—	—	—
Average	0.2	0.1	0.1	0.1	0.1	0.1
As of December 31,	0.2	0.1	0.2	0.1	0.1	0.1

During 2023 and 2022, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.

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
Climate Risk
Climate risk continues to be an evolving strategic risk for the Corporation. Climate risk refers to the risk of loss arising from climate change and is comprised of physical risk, liability risk and transition risk. Physical risk refers to risks to banks and the financial system emanating from the increased severity of extreme weather events (e.g., cyclones, droughts, floods, and fires). It can also refer to longer-term shifts in precipitation and temperature and increased variability in weather patterns (e.g., sea level rise). Liability risk stems from the potential for litigation where institutions and boards do not adequately consider or respond to the impacts of climate change. Transition risk reflects the risks to banks and financial systems of transitioning to a lower-carbon economy that may entail extensive policy, legal, technological, and market changes. Depending on the nature, speed, and focus of these changes, transition risks may pose varying levels of financial and reputational risk to banks and the financial system.
Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities and well-developed processes to identify, measure, monitor and control risks. We continue to build out and enhance our climate risk management capabilities. Our climate risk management efforts are overseen by the Chief Climate and Sustainability

90 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Officer who reports directly to the CRO. The Risk Management function has created a dedicated climate and sustainability risk unit to monitor, oversee and take account of the increasing impact that climate change has, or may in the future have, on financial risk, nonfinancial risk, and regulatory compliance across the globe. The climate and sustainability risk unit works to evolve the risk management framework to ensure the Corporation meets the expectations of all stakeholders as well as all climate-related commitments made by the Corporation to external agencies.
The Board of Directors, and in particular its Corporate Governance Committee, engages in active oversight of ESG matters of significance to the Corporation and its subsidiaries. In addition, the Business Risk Committee provides oversight of certain financial and operational risks associated with climate change and other environmental factors through its oversight of the Corporation’s global risk management framework and risk management policies. The Business Risk Committee also engages in periodic discussions with management and members of the Risk Management function regarding strategic risks, including climate-related risk.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may include statements which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified typically by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements, other than those related to historical facts, that relate to Northern Trust’s financial results and outlook; capital adequacy; dividend policy and share repurchase program; accounting estimates and assumptions; credit quality including allowance levels; future pension plan contributions; effective tax rate; anticipated expense levels; contingent liabilities; acquisitions; strategies; market and industry trends; and expectations regarding the impact of accounting pronouncements and legislation. These statements are based on Northern Trust’s current beliefs and expectations of future events or future results, and involve risks and uncertainties that are difficult to predict and subject to change. These statements are also based on assumptions about many important factors, including:
•financial market disruptions or economic recession in the U.S. or other countries across the globe resulting from any of a number of factors;
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
•Northern Trust’s ability to address operating risks, including those related to cybersecurity, data privacy and security, human errors or omissions, pricing or valuation of securities, fraud, operational resilience (including systems performance), failure to maintain sustainable business practices, and breakdowns in processes or internal controls;
•Northern Trust's success in responding to and investing in changes and advancements in technology;
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including the continuing military conflicts involving Ukraine and the Russian Federation and Israel and Hamas and other evolving events in the Middle East), and the responses of the U.S. and other countries to those events;
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
•increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the U.S. and other countries, such as anti-money laundering, anti-bribery, and data privacy and security;
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

92 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders;
•the downgrade of U.S. government-issued and other securities;
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 93

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

TABLE 50: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2023	2022	2021
Net Interest Income
Interest Income - GAAP	$7,325.0	$2,877.7	$1,406.5
Add: FTE Adjustment	57.5	45.6	35.6
Interest Income (FTE) - Non-GAAP	$7,382.5	$2,923.3	$1,442.1

Net Interest Income - GAAP	$1,982.0	$1,887.2	$1,382.7
Add: FTE Adjustment	57.5	45.6	35.6
Net Interest Income (FTE) - Non-GAAP	$2,039.5	$1,932.8	$1,418.3

Net Interest Margin - GAAP	1.52%	1.36%	0.96%
Net Interest Margin (FTE) - Non-GAAP	1.56%	1.39%	0.99%

Total Revenue
Total Revenue - GAAP	$6,773.5	$6,761.2	$6,464.5
Add: FTE Adjustment	57.5	45.6	35.6
Total Revenue (FTE) - Non-GAAP	$6,831.0	$6,806.8	$6,500.1

94 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 95

Assessment of the allowance for credit losses for commercial loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans evaluated on a collective basis (the collective ACL) was $135.4 million of a total allowance for credit losses assigned to loans of $178.7 million as of December 31, 2023. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the projected exposure at default on a pool basis. For each segment, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple segments of the loan portfolio.
We identified the assessment of the quantitative component of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative component of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the quantitative component of the collective ACL methodology, including the methods and models used to estimate the PD and LGD and their significant assumptions, the multiple economic forecast scenarios and macroeconomic factors and their respective weightings, and borrower ratings for certain commercial loans. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Corporation’s measurement of the quantitative component of the collective ACL estimate, including controls over:
•development of the quantitative component of the collective ACL methodology
•development, calibration and/or performance monitoring of certain PD and LGD models
•development and approval of the multiple economic forecast scenarios, macroeconomic factors and their respective weightings
•identification and determination of the significant assumptions used in certain PD and LGD models
•analysis of the allowance for credit losses for loans results.
We evaluated the Corporation’s process to develop the quantitative component of the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the quantitative component of the Corporation’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Corporation relative to the development, calibration and/or performance monitoring of certain PD and LGD models
•assessing the conceptual soundness and performance testing of certain PD and LGD models by inspecting model documentation to determine whether the models were suitable for their intended use

96 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

•assessing the economic forecast scenarios, the economic input variables and their respective weightings through comparison to publicly available forecasts and the Corporation’s business environment
•testing individual borrower ratings for a selection of commercial loan relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.
We also assessed the sufficiency of the audit evidence obtained related to the quantitative component of the collective ACL by evaluating the:
•cumulative results of the procedures
•qualitative aspects of the Corporation’s accounting practices
•potential bias in the accounting estimate

We have served as the Corporation’s auditor since 2002.

Chicago, Illinois
February 27, 2024

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 97

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2023	2022
ASSETS
Cash and Due from Banks	$4,791.5	$4,654.2
Federal Reserve and Other Central Bank Deposits	34,326.2	40,030.4
Interest-Bearing Deposits with Banks	1,939.0	1,941.1
Federal Funds Sold	—	32.0
Securities Purchased under Agreements to Resell	784.7	1,070.3
Debt Securities
Available for Sale (Amortized cost of $23,659.0 and $27,760.0)	23,089.8	26,699.9
Held to Maturity (Fair value of $24,473.0 and $22,879.3)	26,221.7	25,036.1
Trading Account	—	95.2
Total Debt Securities	49,311.5	51,831.2
Loans
Commercial	25,412.8	21,635.6
Personal	22,204.2	21,257.7
Total Loans (Net of unearned income of $5.9 and $9.0)	47,617.0	42,893.3
Allowance for Credit Losses	(192.3)	(161.1)
Buildings and Equipment	502.2	500.5
Client Security Settlement Receivables	212.6	1,698.3
Goodwill	702.3	691.3
Other Assets	10,788.4	9,855.2
Total Assets	$150,783.1	$155,036.7
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,246.4	$16,582.7
Savings, Money Market and Other Interest-Bearing	25,252.1	31,128.6
Savings Certificates and Other Time	4,109.7	1,981.3
Non U.S. Offices — Noninterest-Bearing	8,584.7	8,757.6
— Interest-Bearing	63,971.1	65,481.9
Total Deposits	116,164.0	123,932.1
Federal Funds Purchased	3,045.4	1,896.9
Securities Sold Under Agreements to Repurchase	784.7	567.2
Other Borrowings	6,567.8	7,592.3
Senior Notes	2,773.2	2,724.2
Long-Term Debt	4,065.0	2,066.2
Other Liabilities	5,485.1	4,998.3
Total Liabilities	138,885.2	143,777.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 205,126,224 and 208,428,309	408.6	408.6
Additional Paid-In Capital	1,009.6	983.5
Retained Earnings	14,233.8	13,798.5
Accumulated Other Comprehensive Loss	(1,137.9)	(1,569.2)
Treasury Stock (40,045,300 and 36,743,215 shares, at cost)	(3,501.1)	(3,246.8)
Total Stockholders’ Equity	11,897.9	11,259.5
Total Liabilities and Stockholders’ Equity	$150,783.1	$155,036.7
See accompanying notes to consolidated financial statements on pages 102-171.

98 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1
Foreign Exchange Trading Income	203.9	288.6	292.6
Treasury Management Fees	31.6	39.3	44.3
Security Commissions and Trading Income	135.0	136.2	140.2
Other Operating Income	228.7	191.3	243.9
Investment Security Gains (Losses), net	(169.5)	(214.0)	(0.3)
Total Noninterest Income	4,791.5	4,874.0	5,081.8
Net Interest Income
Interest Income	7,325.0	2,877.7	1,406.5
Interest Expense	5,343.0	990.5	23.8
Net Interest Income	1,982.0	1,887.2	1,382.7
Provision for (Release of) Credit Losses	24.5	12.0	(81.5)
Net Interest Income after Provision for Credit Losses	1,957.5	1,875.2	1,464.2
Noninterest Expense
Compensation	2,321.8	2,248.0	2,011.0
Employee Benefits	405.2	437.4	431.4
Outside Services	906.5	880.3	849.4
Equipment and Software	945.5	838.8	736.3
Occupancy	232.3	219.1	208.7
Other Operating Expense	472.9	359.3	299.1
Total Noninterest Expense	5,284.2	4,982.9	4,535.9
Income before Income Taxes	1,464.8	1,766.3	2,010.1
Provision for Income Taxes	357.5	430.3	464.8
NET INCOME	$1,107.3	$1,336.0	$1,545.3
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,065.5	$1,294.2	$1,503.5
PER COMMON SHARE
Net Income – Basic	$5.09	$6.16	$7.16
– Diluted	5.08	6.14	7.14
Average Number of Common Shares Outstanding – Basic	207,248,094	208,309,331	208,075,522
– Diluted	207,563,746	208,867,264	208,899,230
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Net Income	$1,107.3	$1,336.0	$1,545.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	443.7	(1,474.7)	(534.7)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.4)	3.6	0.8
Net Foreign Currency Adjustments	39.0	9.4	10.5
Net Pension and Other Postretirement Benefit Adjustments	(51.0)	(71.9)	59.8
Other Comprehensive Income (Loss)	431.3	(1,533.6)	(463.6)
Comprehensive Income (Loss)	$1,538.6	$(197.6)	$1,081.7
See accompanying notes to consolidated financial statements on pages 102-171.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 99

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2021	$884.9	$408.6	$963.6	$12,207.7	$428.0	$(3,204.5)	$11,688.3
Net Income	—	—	—	1,545.3	—	—	1,545.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(463.6)	—	(463.6)
Dividends Declared:
Common Stock, $2.80 per share	—	—	—	(593.9)	—	—	(593.9)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	(24.3)	—	—	174.4	150.1
Stock Purchased	—	—	—	—	—	(267.6)	(267.6)
Balance at December 31, 2021	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	1,336.0	—	—	1,336.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(1,533.6)	—	(1,533.6)
Dividends Declared:
Common Stock, $2.90 per share	—	—	—	(613.0)	—	—	(613.0)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	44.2	—	—	86.3	130.5
Stock Purchased	—	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	1,107.3	—	—	1,107.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	431.3	—	431.3
Dividends Declared:
Common Stock, $3.00 per share	—	—	—	(630.2)	—	—	(630.2)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	26.1	—	—	95.7	121.8
Stock Purchased	—	—	—	—	—	(347.5)	(347.5)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.5)	(2.5)
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
See accompanying notes to consolidated financial statements on pages 102-171.

100 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,107.3	$1,336.0	$1,545.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security (Gains) Losses, net	169.5	1.1	0.3
Amortization and Accretion of Securities and Unearned Income, net	3.0	59.2	99.7
Provision for Credit Losses	24.5	12.0	(81.5)
Depreciation and Amortization	634.6	553.6	515.6
Change in Accrued Income Taxes	(44.4)	61.3	37.2
Pension Plan Contributions	(20.4)	(24.3)	(11.2)
Deferred Income Tax Provision	(48.2)	(142.7)	2.0
Change in Receivables	12.0	57.9	(460.9)
Change in Interest Payable	85.8	172.6	(7.8)
Change in Collateral With Derivative Counterparties, net	(72.6)	639.4	(466.5)
Other Operating Activities, net	774.5	(333.7)	183.8
Net Cash Provided by Operating Activities	2,625.6	2,392.4	1,356.0
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	32.0	(32.0)	—
Change in Securities Purchased under Agreements to Resell	285.4	(419.0)	897.7
Change in Interest-Bearing Deposits with Banks	28.5	(158.9)	2,344.5
Net Change in Federal Reserve and Other Central Bank Deposits	6,205.9	23,483.8	(9,970.4)
Purchases of Held to Maturity Debt Securities	(32,773.9)	(32,830.8)	(54,734.9)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	32,123.0	37,667.8	54,902.6
Purchases of Available for Sale Debt Securities	(7,320.2)	(4,567.7)	(13,896.2)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	11,614.8	6,513.0	10,079.0
Change in Loans	(4,702.1)	(2,441.6)	(6,744.7)
Purchases of Buildings and Equipment	(116.5)	(128.6)	(95.5)
Purchases and Development of Computer Software	(559.3)	(594.9)	(419.6)
Change in Client Security Settlement Receivables	1,505.5	258.0	(801.4)
Bank-Owned Life Insurance Policy Premiums	—	(500.0)	—
Other Investing Activities, net	(1,539.0)	(319.3)	(163.7)
Net Cash Provided by (Used in) Investing Activities	4,784.1	25,929.8	(18,602.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(8,478.4)	(32,996.9)	17,885.5
Change in Federal Funds Purchased	1,148.6	1,896.7	(260.0)
Change in Securities Sold under Agreements to Repurchase	217.5	35.3	492.1
Change in Short-Term Other Borrowings	(1,059.1)	3,966.9	(426.5)
Proceeds from Long-Term Debt	2,000.0	—	—
Proceeds from Senior Notes	—	1,988.8	—
Repayments of Senior Notes	—	(500.0)	(500.0)
Repayment of Floating Rate Capital Debt	—	—	(278.8)
Treasury Stock Purchased	(347.5)	(35.4)	(267.6)
Net Proceeds from Stock Options	2.3	3.9	53.8
Cash Dividends Paid on Common Stock	(621.5)	(750.2)	(583.3)
Cash Dividends Paid on Preferred Stock	(41.8)	(46.5)	(41.8)
Other Financing Activities, net	(2.7)	—	0.1
Net Cash (Used in) Provided by Financing Activities	(7,182.6)	(26,437.4)	16,073.5
Effect of Foreign Currency Exchange Rates on Cash	(89.8)	(287.4)	(159.6)
Change in Cash and Due from Banks	137.3	1,597.4	(1,332.7)
Cash and Due from Banks at Beginning of Period	4,654.2	3,056.8	4,389.5
Cash and Due from Banks at End of Period	$4,791.5	$4,654.2	$3,056.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$5,285.5	$822.4	$30.8
Income Taxes Paid	362.5	459.9	371.0
Transfers from Loans to OREO	0.2	—	12.9
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	—	6,623.3	6,864.1
See accompanying notes to consolidated financial statements on pages 102-171.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 101

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

102 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
F. Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under agreements to repurchase against those purchased under agreements to resell when the requirements to net are met.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
H. Loans. Loans are recognized assets that represent a contractual right to receive money either on demand or on fixed or determinable dates. Loans are disaggregated for disclosure purposes by portfolio segment (segment) and by class. Northern Trust has defined its segments as commercial and personal. A class of loans is a subset of a segment, the components of which have similar risk characteristics, measurement attributes, or risk monitoring methods. The classes within the commercial segment have been defined as commercial and institutional, commercial real estate, non-U.S. and other. The classes within the personal segment have been defined as residential real estate, private client and other.
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
Nonaccrual Loans and Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonaccrual and interest income is recorded on a cash basis. Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. At the time a loan is determined to be nonaccrual, interest accrued but not collected is reversed against interest income in the current period. Interest collected on nonaccrual loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of indicators of loan collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between the different loan classes. Nonaccrual loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and, in accordance with regulatory guidance, relate primarily to expected payment performance. A loan is eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six payment periods) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally

104 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms, and there has been a sustained period of repayment performance (generally a minimum of six payment periods) under the revised terms.
Loan Modifications to Borrowers Experiencing Financial Difficulty - After the Adoption of Accounting Standards Update No. 2022-02. For borrowers experiencing financial difficulties, Northern Trust may provide payment relief by modifying the terms of the original loan. Loan modifications to borrowers experiencing financial difficulty involve primarily the extensions of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
The expected credit loss for modifications to borrowers experiencing financial difficulty is measured based on either the expected future cash flows, the value of collateral, or other factors that may impact the borrower’s ability to pay. When the discounted cash flow method is applied, the expected credit loss reflects the difference between the amortized cost basis and the present value of the expected cash flows and is measured based upon the present value of expected future cash flows, discounted at the post-modification effective interest rate and contractual terms. If a loan’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate is calculated based on the factor as it changes over the life of the loan. Northern Trust elected not to project changes in the factor for purposes of estimating expected future cash flows. If the loan is collateral dependent, the expected loss is measured based on the fair value of the collateral at the reporting date.
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
Troubled Debt Restructurings (TDRs) - Prior to the Adoption of Accounting Standards Update No. 2022-02. A loan that was modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties was referred to as a troubled debt restructuring (TDR). All TDRs were reported starting in the calendar year of their restructuring. In subsequent years, a TDR may have ceased to be reported if the loan was modified at a market rate and performed according to the modified terms for at least six payment periods. A loan that was modified at a below market rate was returned to accrual status if it satisfied the six-payment-period performance requirement.
The expected credit loss was measured based upon the present value of expected future cash flows, discounted at the effective interest rate based on the original contractual rate. If a loan’s contractual interest rate varied based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate was calculated based on the factor as it changed over the life of the loan. Northern Trust elected not to project changes in the factor for purposes of estimating expected future cash flows. Further, Northern Trust elected not to adjust the effective interest rate for prepayments. If the loan was collateral dependent, the expected loss was measured based on the fair value of the collateral at the reporting date.
If the loan valuation was less than the recorded value of the loan, either an allowance was established, or a charge-off was recorded, for the difference. Smaller balance (individually less than $1 million) homogeneous loans were collectively evaluated.
All loans with TDR modifications were evaluated for additional expected credit losses. The nature and extent of further deterioration in credit quality, including a subsequent default, was considered in the determination of an appropriate level of allowance for credit losses.
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
I. Allowance for Credit Losses. The allowance for credit losses represents management’s best estimate of lifetime expected credit losses related to various financial assets subject to credit risk and off-balance sheet credit exposure.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Loans. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into homogeneous segments based on similar risk characteristics or risk monitoring methods.
Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models or qualitative estimation methodologies for the individual loan segments were developed. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and environmental factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment and class of the loan portfolio.
The allowance related to credit exposures evaluated on an individual basis is determined through evaluations of individual loans, and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9, that are based on expected future cash flows, the value of collateral, and other factors that may impact the borrowers’ ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Northern Trust analyzes its exposure to credit losses from both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework. For purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes estimated drawdowns of the undrawn commitments based on credit utilization factors, resulting in a proportionate amount of expected credit losses.
Allowance for HTM Securities. HTM debt securities classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government, and therefore an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
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
Allowance for AFS Securities. AFS securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to

106 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred that is then based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security.
If management intends to sell, or will more likely than not be required to sell, an AFS security prior to recovery of its amortized cost basis, the security is written down to fair value with unrealized losses recognized in Investment Security Gains (Losses), net on the consolidated statements of income.
Allowance for Other Financial Assets. The allowance for other financial assets covers assets categorized as Due from Banks, Other Central Bank Deposits, Interest-Bearing Deposits with Banks, Federal Funds Sold, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for other financial assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss.
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
L. Other Real Estate Owned (OREO). OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of loans. OREO assets are carried at the lower of cost or fair value less estimated costs to sell and are recorded in Other Assets on the consolidated balance sheets. Fair value is typically based on third-party appraisals. Appraisals of OREO properties are updated on an annual basis and are subject to adjustments to reflect management’s judgment as to the realizable value of the properties. Losses identified during the 90-day period after the acquisition of such properties are charged against the Allowance for Credit Losses assigned to Loans. Subsequent write-downs to the carrying value of these assets that may be required and gains or losses realized from asset sales are recorded within Other Operating Expense on the consolidated statements of income.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
O. Client Security Settlement Receivables. These receivables result from custody client security sales executed under contractual settlement date accounting that have not yet settled as well as custody client withdrawals from short-term investment funds that settle on the following business day. Northern Trust advances cash to the client on the date of either trade execution or client withdrawal and awaits collection from either the settled trade or short-term investment funds.
P. Income Taxes. Northern Trust follows an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities for future tax consequences of temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.
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

108 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

On January 1, 2023, Northern Trust adopted ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (TDRs) for creditors that have adopted the current expected credit losses accounting standard while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that a public business entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases. Upon adoption of ASU 2022-02, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 5, “Loans” for further information.

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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2023, or 2022.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised primarily of AFS investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2023, Northern Trust’s AFS debt securities portfolio included 929 Level 2 securities with an aggregate market value of $19.5 billion. All 929 debt securities were valued by external pricing vendors. As of December 31, 2022, Northern Trust’s AFS debt securities portfolio included 1,163 Level 2 debt securities with an aggregate market value of $24.0 billion. All 1,163 debt securities were valued by external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Inc. Class B common stock (Visa Class B common shares) previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about

110 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares” under Note 24, “Commitments and Contingent Liabilities,” for further information.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2023 and 2022, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 51: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	9	-	27 months	13 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$34.8 million	Discounted Cash Flow	Conversion Rate	1.60x			1.60x
			Visa Class A Appreciation	8.53%			8.53%
			Expected Duration	12	-	33 months	20 months
(1) Weighted average of expected duration based on scenario probability.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by fair value hierarchy level.
TABLE 52: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$3,622.2	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	—	295.8	—	—	295.8
Government Sponsored Agency	—	11,553.0	—	—	11,553.0
Non-U.S. Government	—	264.4	—	—	264.4
Corporate Debt	—	279.5	—	—	279.5
Covered Bonds	—	347.1	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,899.9	—	—	2,899.9
Other Asset-Backed	—	2,962.6	—	—	2,962.6
Commercial Mortgage-Backed	—	865.3	—	—	865.3
Total Available for Sale	3,622.2	19,467.6	—	—	23,089.8
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	3,266.7	—	(2,937.2)	329.5
Interest Rate Contracts	—	301.5	—	(189.5)	112.0
Total Derivative Assets	—	3,568.2	—	(3,126.7)	441.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,255.2	—	(2,175.7)	1,079.5
Interest Rate Contracts	—	369.2	—	(6.0)	363.2
Other Financial Derivatives(1)	—	—	25.4	(23.7)	1.7
Total Derivative Liabilities	$—	$3,624.4	$25.4	$(2,205.4)	$1,444.4
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2023, derivative assets and liabilities shown above also include reductions of $2,093.8 million and $1,172.5 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.

112 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2022
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$2,747.4	$—	$—	$—	$2,747.4
Obligations of States and Political Subdivisions	—	787.6	—	—	787.6
Government Sponsored Agency	—	11,545.2	—	—	11,545.2
Non-U.S. Government	—	360.0	—	—	360.0
Corporate Debt	—	1,747.6	—	—	1,747.6
Covered Bonds	—	388.7	—	—	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,479.4	—	—	2,479.4
Other Asset-Backed	—	5,256.2	—	—	5,256.2
Commercial Mortgage Backed	—	1,387.8	—	—	1,387.8
Total Available for Sale	2,747.4	23,952.5	—	—	26,699.9
Trading Account	95.0	0.2	—	—	95.2
Total Available for Sale and Trading Debt Securities	2,842.4	23,952.7	—	—	26,795.1
Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,510.1	—	(2,666.4)	843.7
Interest Rate Contracts	—	222.0	—	(144.3)	77.7
Other Financial Derivatives(1)	—	0.3	—	—	0.3
Total Derivatives Assets	—	3,732.4	—	(2,810.7)	921.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,187.5	—	(1,826.7)	1,360.8
Interest Rate Contracts	—	431.8	—	(5.9)	425.9
Other Financial Derivatives(2)	—	—	34.8	(33.3)	1.5
Total Derivative Liabilities	$—	$3,619.3	$34.8	$(1,865.9)	$1,788.2
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
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

The following table presents the changes in Level 3 liabilities for the years ended December 31, 2023 and 2022.

TABLE 53: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2023	2022
Fair Value at January 1	$34.8	$37.5
Total (Gains) Losses:
Included in Earnings(1)	18.9	22.6
Purchases, Issues, Sales, and Settlements
Settlements	(28.3)	(25.3)
Fair Value at December 31	$25.4	$34.8
Unrealized Losses (Gains) Included in Earnings Related to Financial Instruments Held at December 31(1)	$15.4	$16.6
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of OREO properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2023, the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors ranging from 0.0% to 20.0% with a weighted average based on fair values of 2.0%. As of December 31, 2022, the fair value of real estate loan collateral consisted of discount factors ranging from 15.0% to 20.0% with a weighted average based on fair values of 17.2%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $43.3 million and $6.6 million at December 31, 2023 and 2022, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.

TABLE 54: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$43.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	–	20.0%	2.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2022
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.6 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	15.0%	–	20.0%	17.2%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

114 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of December 31, 2023 and 2022. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 55: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,791.5	$4,791.5	$4,791.5	$—	$—
Federal Reserve and Other Central Bank Deposits	34,326.2	34,326.2	—	34,326.2	—
Interest-Bearing Deposits with Banks	1,939.0	1,939.0	—	1,939.0	—
Securities Purchased under Agreements to Resell	784.7	784.7	—	784.7	—
Debt Securities - Held to Maturity	26,221.7	24,473.0	—	24,473.0	—
Loans
Held for Investment	47,438.3	47,598.3	—	—	47,598.3
Other Assets	1,476.6	1,458.0	86.1	1,371.9	—
FINANCIAL LIABILITIES
Deposits	116,164.0	116,207.6	—	116,207.6	—
Federal Funds Purchased	3,045.4	3,045.4	—	3,045.4	—
Securities Sold Under Agreements to Repurchase	784.7	784.7	—	784.7	—
Other Borrowings	6,567.8	6,607.4	—	6,607.4	—
Senior Notes	2,773.2	2,798.1	—	2,798.1	—
Long-Term Debt	4,065.0	4,186.8	—	4,186.8	—
Unfunded Commitments	178.8	178.8	—	178.8	—
Other Liabilities	74.9	74.9	—	—	74.9

	DECEMBER 31, 2022
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,654.2	$4,654.2	$4,654.2	$—	$—
Federal Reserve and Other Central Bank Deposits	40,030.4	40,030.4	—	40,030.4	—
Interest-Bearing Deposits with Banks	1,941.1	1,941.1	—	1,941.1	—
Federal Funds Sold	32.0	32.0	—	32.0	—
Securities Purchased under Agreements to Resell	1,070.3	1,070.3	—	1,070.3	—
Debt Securities - Held to Maturity	25,036.1	22,879.3	50.0	22,829.3	—
Loans
Held for Investment	42,749.0	42,636.5	—	—	42,636.5
Other Assets	1,476.9	1,460.4	94.7	1,365.7	—
FINANCIAL LIABILITIES
Deposits(1)	123,932.1	123,926.9	—	123,926.9	—
Federal Funds Purchased	1,896.9	1,896.9	—	1,896.9	—
Securities Sold Under Agreements to Repurchase	567.2	567.2	—	567.2	—
Other Borrowings	7,592.3	7,592.8	—	7,592.8	—
Senior Notes	2,724.2	2,729.8	—	2,729.8	—
Long-Term Debt	2,066.2	2,110.7	—	2,110.7	—
Unfunded Commitments	218.9	218.9	—	218.9	—
Other Liabilities	73.2	73.2	—	—	73.2
(1) Northern Trust reclassified its leveling interpretation on client deposits, moving Demand, Noninterest-Bearing, Savings, Money Market and Other Interest-Bearing from Level 1 to Level 2 during 2023, and collapsed client deposits into one row.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities.

TABLE 56: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$3,681.5	$2.2	$61.5	$3,622.2
Obligations of States and Political Subdivisions	315.8	—	20.0	295.8
Government Sponsored Agency	11,744.3	9.0	200.3	11,553.0
Non-U.S. Government	284.8	—	20.4	264.4
Corporate Debt	287.5	0.1	8.1	279.5
Covered Bonds	356.8	—	9.7	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,013.8	0.1	114.0	2,899.9
Other Asset-Backed	3,061.0	1.6	100.0	2,962.6
Commercial Mortgage-Backed	913.5	0.2	48.4	865.3
Total	$23,659.0	$13.2	$582.4	$23,089.8

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$2,837.7	$2.5	$92.8	$2,747.4
Obligations of States and Political Subdivisions	817.8	—	30.2	787.6
Government Sponsored Agency	11,892.5	4.3	351.6	11,545.2
Non-U.S. Government	387.6	—	27.6	360.0
Corporate Debt	1,774.3	0.2	26.9	1,747.6
Covered Bonds	403.1	0.3	14.7	388.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,645.8	0.3	166.7	2,479.4
Other Asset-Backed	5,544.3	—	288.1	5,256.2
Commercial Mortgage-Backed	1,456.9	0.1	69.2	1,387.8
Total	$27,760.0	$7.7	$1,067.8	$26,699.9

TABLE 57: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

DECEMBER 31, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$198.3	$197.8	$3,483.2	$3,424.4	$—	$—	$—	$—	$3,681.5	$3,622.2
Obligations of States and Political Subdivisions	—	—	113.2	106.8	202.6	189.0	—	—	315.8	295.8
Government Sponsored Agency	2,384.3	2,357.0	5,330.2	5,237.5	3,327.0	3,282.8	702.8	675.7	11,744.3	11,553.0
Non-U.S. Government	67.9	66.1	216.9	198.3	—	—	—	—	284.8	264.4
Corporate Debt	105.2	103.8	182.3	175.7	—	—	—	—	287.5	279.5
Covered Bonds	90.3	89.2	266.5	257.9	—	—	—	—	356.8	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	280.3	277.8	2,665.8	2,567.1	67.7	55.0	—	—	3,013.8	2,899.9
Other Asset-Backed	218.1	212.8	2,724.2	2,631.1	107.8	107.8	10.9	10.9	3,061.0	2,962.6
Commercial Mortgage-Backed	41.9	39.3	736.0	708.2	135.6	117.8	—	—	913.5	865.3
Total	$3,386.3	$3,343.8	$15,718.3	$15,307.0	$3,840.7	$3,752.4	$713.7	$686.6	$23,659.0	$23,089.8
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

116 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2023 and 2022.

TABLE 58: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2023	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$—	$—	$3,364.7	$61.5	$3,364.7	$61.5
Obligations of States and Political Subdivisions	87.8	5.9	208.0	14.1	295.8	20.0
Government Sponsored Agency	331.0	11.5	9,486.6	188.8	9,817.6	200.3
Non-U.S. Government	—	—	264.5	20.4	264.5	20.4
Corporate Debt	4.4	0.1	143.0	2.1	147.4	2.2
Covered Bonds	—	—	213.2	9.7	213.2	9.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	—	2,477.0	105.8	2,477.0	105.8
Other Asset-Backed	19.8	2.0	1,998.7	98.0	2,018.5	100.0
Commercial Mortgage-Backed	60.0	4.6	776.6	43.8	836.6	48.4
Total	$503.0	$24.1	$18,932.3	$544.2	$19,435.3	$568.3
Note: Three corporate debt AFS securities with a fair value of $98.4 million and unrealized losses of $5.9 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $71.0 million and unrealized loss of $8.2 million have been excluded from the table above as these AFS securities have a $1.2 million allowance for credit losses reported as of December 31, 2023. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.

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
Note: Three corporate debt AFS securities with a fair value of $93.8 million and unrealized losses of $9.5 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $68.3 million and unrealized loss of $9.1 million have been excluded from the table above as these AFS securities have a $1.3 million allowance for credit losses reported as of December 31, 2022. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.
As of December 31, 2023, 898 AFS debt securities with a combined fair value of $19.4 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $568.3 million. As of December 31, 2023, unrealized losses in AFS debt securities of $200.3 million, $105.8 million, and $100.0 million related to government sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which are primarily attributable to lower yields and tighter spreads.
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
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred.
As of December 31, 2022, the Corporation intended to sell certain AFS debt securities that were in an unrealized loss position. The securities were written down to their fair value of $2.1 billion with a $213.0 million loss recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2022. In January 2023, the securities were subsequently sold, resulting in an incremental $6.9 million gain upon sale. In November 2023, the Corporation sold an additional $3.2 billion of AFS securities with a fair value of $3.0 billion, which resulted in a $176.4 million loss recognized in Investment Securities Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
There was a $1.2 million allowance for credit losses for AFS securities for the year ended December 31, 2023, primarily for corporate debt securities, reflecting a $0.1 million release from December 31, 2022. There was a $1.3 million allowance for credit losses for AFS securities for the year ended December 31, 2022, primarily for corporate debt securities, reflecting an increase of $1.3 million from December 31, 2021. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”

Held to Maturity Debt Securities. The following tables provide the amortized cost, fair values and remaining maturities of held to maturity (HTM) debt securities.

TABLE 59: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF HELD TO MATURITY DEBT SECURITIES

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$—	$—	$—	$—
Obligations of States and Political Subdivisions	2,563.9	0.5	72.4	2,492.0
Government Sponsored Agency	9,355.3	2.3	1,012.4	8,345.2
Non-U.S. Government	4,789.1	0.2	90.7	4,698.6
Corporate Debt	646.1	—	28.2	617.9
Covered Bonds	2,208.6	0.3	108.3	2,100.6
Certificates of Deposit	585.1	—	0.7	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	3.2	294.9	4,953.8
Other Asset-Backed	214.2	0.4	0.2	214.4
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	576.3	—	147.0	429.3
Total	$26,221.7	$6.9	$1,755.6	$24,473.0

	DECEMBER 31, 2022
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$50.0	$—	$—	$50.0
Obligations of States and Political Subdivisions	2,565.3	—	149.8	2,415.5
Government Sponsored Agency	9,407.7	—	1,076.0	8,331.7
Non-U.S. Government	3,234.0	0.1	133.8	3,100.3
Corporate Debt	713.3	—	45.4	667.9
Covered Bonds	2,530.3	0.3	158.7	2,371.9
Certificates of Deposit	35.9	—	—	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,703.3	1.0	436.1	5,268.2
Other Asset-Backed	263.7	—	1.0	262.7
Other	532.6	—	157.4	375.2
Total	$25,036.1	$1.4	$2,158.2	$22,879.3

118 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had unrealized losses of $1.0 billion and $294.9 million related to government sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads. As of December 31, 2022, the $25.0 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $436.1 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to changes in overall market interest rates and credit spreads since their purchase.

TABLE 60: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

DECEMBER 31, 2023	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	45.7	45.3	1,100.7	1,076.8	1,126.3	1,090.8	291.2	279.1	2,563.9	2,492.0
Government Sponsored Agency	984.3	885.4	3,381.4	3,037.6	3,248.6	2,905.4	1,741.0	1,516.8	9,355.3	8,345.2
Non-U.S. Government	3,376.0	3,374.3	1,379.3	1,294.7	33.8	29.6	—	—	4,789.1	4,698.6
Corporate Debt	276.8	269.5	353.7	335.2	15.6	13.2	—	—	646.1	617.9
Covered Bonds	345.4	342.1	1,623.1	1,542.5	240.1	216.0	—	—	2,208.6	2,100.6
Certificates of Deposit	585.1	584.4	—	—	—	—	—	—	585.1	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,080.8	1,055.6	4,159.0	3,893.6	5.7	4.6	—	—	5,245.5	4,953.8
Other Asset-Backed	14.7	14.7	102.0	102.1	97.5	97.6	—	—	214.2	214.4
Commercial Mortgage-Backed	—	—	37.6	36.8	—	—	—	—	37.6	36.8
Other	47.8	46.7	319.0	287.9	30.7	23.5	178.8	71.2	576.3	429.3
Total	$6,756.6	$6,618.0	$12,455.8	$11,607.2	$4,798.3	$4,380.7	$2,211.0	$1,867.1	$26,221.7	$24,473.0
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

Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.

TABLE 61: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 2022
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$50.0	$—	$—	$—	$—	$50.0
Obligations of States and Political Subdivisions	926.8	1,638.5	—	—	—	2,565.3
Government Sponsored Agency	9,407.7	—	—	—	—	9,407.7
Non-U.S. Government	762.2	926.5	1,223.0	322.3	—	3,234.0
Corporate Debt	2.1	305.7	405.5	—	—	713.3
Covered Bonds	2,530.3	—	—	—	—	2,530.3
Certificates of Deposit	—	—	—	—	35.9	35.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,171.3	1,502.0	28.9	1.1	—	5,703.3
Other Asset-Backed	263.7	—	—	—	—	263.7
Other	65.8	—	—	—	466.8	532.6
Total	$18,179.9	$4,372.7	$1,657.4	$323.4	$502.7	$25,036.1
Percent of Total	73%	17%	7%	1%	2%	100%

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 97% of the HTM portfolio composed of securities rated A or higher as of both December 31, 2023 and 2022. The remaining HTM debt securities portfolio was composed of 1% rated BBB at both December 31, 2023 and 2022, and 2% not rated by Moody’s, S&P Global, or Fitch Ratings at both December 31, 2023 and 2022. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.

Investment Security Gains and Losses. There was a $176.4 million available for sale debt security loss arising from a repositioning of the portfolio during the fourth quarter of 2023 and a $6.9 million gain upon sale of certain available for sale debt securities in the first quarter of 2023. During the fourth quarter of 2022, losses of $213.0 million were recognized in conjunction with the intent to sell certain AFS debt securities which is included in the tables below. Proceeds of $5.2 billion, $138.7 million and $116.7 million in 2023, 2022 and 2021, respectively, from the sale of debt securities resulted in the following pre-tax Investment Security Gains (Losses), net shown in the following tables.

TABLE 62: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2023	2022	2021
Gross Realized Debt Securities Gains	$10.5	$—	$1.4
Gross Realized Debt Securities Losses	(180.0)	(214.0)	(1.7)
Investment Security Gains (Losses), net(1)	$(169.5)	$(214.0)	$(0.3)
(1) $214.0 million of Investment Security Gains (Losses), net includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.
TABLE 63: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	DECEMBER 31,
(In Millions)	2023	2022	2021
U.S. Governments	$(29.9)	$—	$—
Obligations of States and Political Subdivisions	9.8	(95.8)	—
Government Sponsored Agency	(73.2)	—	—
Corporate Debt	(7.6)	(67.3)	(0.3)
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	(9.1)	—	—
Other Asset-Backed	(58.6)	(17.1)	—
Commercial Mortgage-Backed	(0.9)	(33.8)	—
Investment Security Gains (Losses), net(1)	$(169.5)	$(214.0)	$(0.3)
(1) $214.0 million of Investment Security Gains (Losses), net includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.

120 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 64: LOANS

	DECEMBER 31,
(In Millions)	2023	2022
Commercial
Commercial and Institutional(1)	$11,555.3	$12,415.0
Commercial Real Estate	5,134.2	4,773.0
Non-U.S.(1)	2,778.5	3,131.1
Other	5,944.8	1,316.5
Total Commercial	25,412.8	21,635.6
Personal
Private Client	14,360.0	14,119.0
Residential Real Estate	6,327.1	6,413.5
Non-U.S.	428.8	510.0
Other	1,088.3	215.2
Total Personal	22,204.2	21,257.7
Total Loans	$47,617.0	$42,893.3
(1) Commercial and institutional and commercial-non-U.S. combined include $4.5 billion and $5.6 billion of private equity capital call finance loans at December 31, 2023 and 2022, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2023 and 2022, equity credit lines totaled $228.7 million and $248.6 million, respectively. Equity credit lines for which first liens were held by Northern Trust represented 96% and 98% of the total equity credit lines as of December 31, 2023 and 2022, respectively.
Included within the other commercial, non-U.S. commercial, and other personal classes are short duration advances, primarily related to the processing of custodied client investments, totaling $8.4 billion and $2.9 billion at December 31, 2023 and 2022, respectively. The $8.4 billion short duration advances at December 31, 2023 primarily reflected higher levels of year-end trading and settlement activity. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $12.1 million and $24.4 million at December 31, 2023 and 2022, respectively. There were no loans classified as held for sale on either December 31, 2023 or December 31, 2022. Loans classified as held for sale are recorded at the lower of cost or fair value. There was a $2.5 million commercial real estate loan sold during the year ended December 31, 2023. There were $11.2 million of loans sold during the year ended December 31, 2022, which were composed of residential real estate and commercial and institutional loans.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust uses a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and their probability of default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan class:

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
Loan segment and class balances as of December 31, 2023 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

122 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 65: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$443.9	$534.1	$668.3	$78.1	$137.2	$409.9	$4,909.8	$15.0	$7,196.3
4 to 5 Category	801.4	790.9	729.5	138.7	120.5	178.7	1,332.4	72.0	4,164.1
6 to 9 Category	13.8	70.0	60.8	12.0	0.1	1.7	34.7	1.8	194.9
Total Commercial and Institutional	1,259.1	1,395.0	1,458.6	228.8	257.8	590.3	6,276.9	88.8	11,555.3
Commercial Real Estate (CRE)
Risk Rating:
1 to 3 Category	403.6	389.9	159.1	23.9	37.8	44.8	51.0	—	1,110.1
4 to 5 Category	1,513.5	1,208.8	521.0	218.4	252.8	96.0	136.3	7.9	3,954.7
6 to 9 Category	16.1	—	30.5	—	8.2	14.6	—	—	69.4
Total CRE	1,933.2	1,598.7	710.6	242.3	298.8	155.4	187.3	7.9	5,134.2
CRE Gross Charge-offs	(0.7)	(4.4)	—	—	—	—	—	—	(5.1)
Non-U.S.
Risk Rating:
1 to 3 Category	487.9	—	43.2	65.2	34.2	3.3	760.0	—	1,393.8
4 to 5 Category	974.7	0.8	—	—	—	150.0	243.4	—	1,368.9
6 to 9 Category	1.5	14.3	—	—	—	—	—	—	15.8
Total Non-U.S.	1,464.1	15.1	43.2	65.2	34.2	153.3	1,003.4	—	2,778.5
Other
Risk Rating:
1 to 3 Category	4,313.2	—	—	—	—	—	—	—	4,313.2
4 to 5 Category	1,631.6	—	—	—	—	—	—	—	1,631.6
Total Other	5,944.8	—	—	—	—	—	—	—	5,944.8
Other Gross Charge-offs	(0.6)	—	—	—	—	—	—	—	(0.6)
Total Commercial	10,601.2	3,008.8	2,212.4	536.3	590.8	899.0	7,467.6	96.7	25,412.8
Commercial Gross Charge-offs	(1.3)	(4.4)	—	—	—	—	—	—	(5.7)
Personal
Private Client
Risk Rating:
1 to 3 Category	504.7	140.8	52.3	67.5	8.7	134.7	5,320.9	168.1	6,397.7
4 to 5 Category	290.1	488.2	655.1	100.9	158.8	44.7	5,721.5	447.8	7,907.1
6 to 9 Category	23.6	0.3	—	—	—	18.3	13.0	—	55.2
Total Private Client	818.4	629.3	707.4	168.4	167.5	197.7	11,055.4	615.9	14,360.0
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	278.7	464.0	500.6	373.3	142.4	722.4	219.8	—	2,701.2
4 to 5 Category	191.6	694.9	717.4	686.7	290.0	805.3	170.3	—	3,556.2
6 to 9 Category	—	10.9	—	0.7	1.6	43.6	12.9	—	69.7
Total RRE	470.3	1,169.8	1,218.0	1,060.7	434.0	1,571.3	403.0	—	6,327.1
RRE Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Non-U.S.
Risk Rating:
1 to 3 Category	15.5	—	0.6	—	—	4.6	71.4	—	92.1
4 to 5 Category	12.7	16.0	39.2	—	16.4	8.9	236.1	7.4	336.7
Total Non-U.S.	28.2	16.0	39.8	—	16.4	13.5	307.5	7.4	428.8
Other
Risk Rating:
1 to 3 Category	461.7	—	—	—	—	—	—	—	461.7
4 to 5 Category	626.6	—	—	—	—	—	—	—	626.6
Total Other	1,088.3	—	—	—	—	—	—	—	1,088.3
Total Personal	2,405.2	1,815.1	1,965.2	1,229.1	617.9	1,782.5	11,765.9	623.3	22,204.2
Personal Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Total Loans	$13,006.4	$4,823.9	$4,177.6	$1,765.4	$1,208.7	$2,681.5	$19,233.5	$720.0	$47,617.0
Total Loans Gross Charge-offs	$(2.1)	$(4.4)	$—	$—	$—	$(1.0)	$—	$—	$(7.5)

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2022	2021	2020	2019	2018	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$753.3	$1,087.5	$209.8	$159.3	$45.9	$511.3	$6,032.8	$17.7	$8,817.6
4 to 5 Category	744.1	740.6	300.8	191.1	151.4	174.7	1,102.3	32.9	3,437.9
6 to 9 Category	50.8	30.5	—	13.7	—	—	64.5	—	159.5
Total Commercial and Institutional	1,548.2	1,858.6	510.6	364.1	197.3	686.0	7,199.6	50.6	12,415.0
CRE
Risk Rating:
1 to 3 Category	318.7	227.4	123.6	123.5	39.8	39.1	113.4	3.0	988.5
4 to 5 Category	968.5	1,040.0	637.8	447.3	153.0	256.9	181.5	17.5	3,702.5
6 to 9 Category	7.7	22.7	—	49.1	—	—	2.5	—	82.0
Total CRE	1,294.9	1,290.1	761.4	619.9	192.8	296.0	297.4	20.5	4,773.0
Non-U.S.
Risk Rating:
1 to 3 Category	991.9	46.2	109.6	14.8	—	6.5	1,158.3	—	2,327.3
4 to 5 Category	459.0	—	—	—	—	214.9	89.5	1.8	765.2
6 to 9 Category	0.1	—	—	23.1	—	—	15.4	—	38.6
Total Non-U.S.	1,451.0	46.2	109.6	37.9	—	221.4	1,263.2	1.8	3,131.1
Other
Risk Rating:
1 to 3 Category	993.9	—	—	—	—	—	—	—	993.9
4 to 5 Category	322.6	—	—	—	—	—	—	—	322.6
Total Other	1,316.5	—	—	—	—	—	—	—	1,316.5
Total Commercial	5,610.6	3,194.9	1,381.6	1,021.9	390.1	1,203.4	8,760.2	72.9	21,635.6
Personal
Private Client
Risk Rating:
1 to 3 Category	395.5	159.9	50.5	313.6	13.4	18.5	5,352.5	28.2	6,332.1
4 to 5 Category	430.3	755.1	192.4	191.3	38.7	160.0	5,728.6	267.2	7,763.6
6 to 9 Category	0.9	—	0.1	—	18.6	—	3.7	—	23.3
Total Private Client	826.7	915.0	243.0	504.9	70.7	178.5	11,084.8	295.4	14,119.0
RRE
Risk Rating:
1 to 3 Category	871.6	666.7	567.7	168.1	102.9	750.8	128.4	7.9	3,264.1
4 to 5 Category	354.3	656.7	597.6	290.0	170.9	838.2	180.4	1.0	3,089.1
6 to 9 Category	—	6.8	1.5	1.1	3.7	35.9	11.3	—	60.3
Total RRE	1,225.9	1,330.2	1,166.8	459.2	277.5	1,624.9	320.1	8.9	6,413.5
Non-U.S.
Risk Rating:
1 to 3 Category	3.0	3.7	—	—	4.6	2.3	124.6	—	138.2
4 to 5 Category	24.2	40.3	—	21.3	3.2	2.9	272.0	7.8	371.7
6 to 9 Category	—	—	—	—	—	0.1	—	—	0.1
Total Non-U.S.	27.2	44.0	—	21.3	7.8	5.3	396.6	7.8	510.0
Other
Risk Rating:
1 to 3 Category	190.8	—	—	—	—	—	—	—	190.8
4 to 5 Category	24.4	—	—	—	—	—	—	—	24.4
Total Other	215.2	—	—	—	—	—	—	—	215.2
Total Personal	2,295.0	2,289.2	1,409.8	985.4	356.0	1,808.7	11,801.5	312.1	21,257.7
Total Loans	$7,905.6	$5,484.1	$2,791.4	$2,007.3	$746.1	$3,012.1	$20,561.7	$385.0	$42,893.3

Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of December 31, 2023 and 2022.

124 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 66: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2023
Commercial
Commercial and Institutional	$11,374.6	$163.7	$0.7	$—	$11,539.0	$16.3	$11,555.3	$4.1
Commercial Real Estate	5,123.7	4.4	6.1	—	5,134.2	—	5,134.2	—
Non-U.S.	2,778.5	—	—	—	2,778.5	—	2,778.5	—
Other	5,944.8	—	—	—	5,944.8	—	5,944.8	—
Total Commercial	25,221.6	168.1	6.8	—	25,396.5	16.3	25,412.8	4.1
Personal
Private Client	14,240.0	63.9	24.8	11.0	14,339.7	20.3	14,360.0	18.3
Residential Real Estate	6,283.0	7.5	0.5	9.1	6,300.1	27.0	6,327.1	27.0
Non-U.S.	428.2	—	0.6	—	428.8	—	428.8	—
Other	1,088.3	—	—	—	1,088.3	—	1,088.3	—
Total Personal	22,039.5	71.4	25.9	20.1	22,156.9	47.3	22,204.2	45.3
Total Loans	$47,261.1	$239.5	$32.7	$20.1	$47,553.4	$63.6	$47,617.0	$49.4
			Other Real Estate Owned			$1.5
			Total Nonaccrual Assets			$65.1

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2022
Commercial
Commercial and Institutional	$12,353.7	$40.2	$3.0	$0.7	$12,397.6	$17.4	$12,415.0	$4.4
Commercial Real Estate	4,761.5	1.3	—	—	4,762.8	10.2	4,773.0	6.2
Non-U.S.	3,131.1	—	—	—	3,131.1	—	3,131.1	—
Other	1,316.5	—	—	—	1,316.5	—	1,316.5	—
Total Commercial	21,562.8	41.5	3.0	0.7	21,608.0	27.6	21,635.6	10.6
Personal
Private Client	13,843.5	192.3	29.9	53.3	14,119.0	—	14,119.0	—
Residential Real Estate	6,373.2	9.6	12.3	0.1	6,395.2	18.3	6,413.5	18.3
Non-U.S	509.9	—	—	0.1	510.0	—	510.0	—
Other	215.2	—	—	—	215.2	—	215.2	—
Total Personal	20,941.8	201.9	42.2	53.5	21,239.4	18.3	21,257.7	18.3
Total Loans	$42,504.6	$243.4	$45.2	$54.2	$42,847.4	$45.9	$42,893.3	$28.9
			Other Real Estate Owned			$—
			Total Nonaccrual Assets			$45.9
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $3.4 million in 2023, $4.1 million in 2022, and $4.6 million in 2021.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of December 31, 2023 and 2022, Northern Trust held foreclosed real estate properties with an immaterial carrying value for both years as a result of obtaining physical possession. In addition, as of December 31, 2023 and 2022, Northern Trust had loans with a carrying value of $3.5 million and $1.1 million, respectively, for which formal foreclosure proceedings were in process.
Loan Modifications to Borrowers Experiencing Financial Difficulty (After the Adoption of Accounting Standards Update No. 2022-02)
The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of December 31, 2023, disaggregated by relevant class of financing receivable and type of modification provided.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 67: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

YEAR ENDED DECEMBER 31, 2023
($ In Millions)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Commercial(1)
Commercial and Institutional	Term extension	$16.7	0.14%
Commercial Real Estate	Principal and/or interest deferral	—	—
Commercial Real Estate	Combination of principal and/or interest deferral and term extension	—	—
Total Commercial		$16.7	0.07%
Personal(1)
Private Client	Term extension	$—	—%
Private Client	Principal and/or interest deferral	18.3	0.13
Residential Real Estate	Principal and/or interest deferral	1.0	0.02
Residential Real Estate	Interest rate concession	—	—
Residential Real Estate	Combination of principal and/or interest deferral and term extension	4.7	0.07
Total Personal		$24.0	0.11%
Total Loans		$40.7	0.09%
(1) Included are financially distressed modifications for which the respective loans had no amortized cost basis as of December 31, 2023 due to pay-downs or charge-offs.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 68: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Commercial
Commercial Real Estate	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.
Personal
Residential Real Estate	Northern Trust provided a weighted average of 14 months payment deferrals to borrowers for immaterial principal and interest deferral amounts.
Private Client	Northern Trust provided payment deferrals to borrowers until collateral sale is executed for total principal and interest of $18.9 million.
TERM EXTENSION
Commercial
Commercial and Institutional	Northern Trust provided weighted average term extension of 12 months.
Commercial Real Estate	Northern Trust provided weighted average term extension of 6 months.
Personal
Residential Real Estate	Northern Trust provided weighted average term extension of 9 months.
Private Client	Northern Trust provided weighted average term extension of 60 months.
INTEREST RATE CONCESSION
Personal
Residential Real Estate	Northern Trust provided a 2% reduction in the weighted average contractual interest rates.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. Of the loans that were modified since the adoption of ASU 2022-02 as of January 1, 2023, and were not performing in accordance with their modified terms and considered past due for purposes of these disclosures as of December 31, 2023, were $4.7 million 30-89 days past due and $16.2 million 90 days and greater past due. As of December 31, 2023, Northern Trust charged-off $2.0 million related to modifications to borrowers experiencing financial difficulty that had been processed since the adoption of ASU 2022-02.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust had modified the payment terms of the loans as of December 31, 2023.

126 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Troubled Debt Restructurings (Prior to the Adoption of Accounting Standard Update No. 2022-02)
Prior to January 1, 2023, a loan that was modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties was referred to as a troubled debt restructuring (TDR). All TDRs were reported starting in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported if the loan was modified at a market rate and performed according to the modified terms for at least six payment periods. A loan that was modified at a below market rate returned to accrual status if it satisfied the six-payment-period performance requirement.
The expected credit loss was measured based upon the present value of expected future cash flows, discounted at the effective interest rate based on the original contractual rate. If a loan’s contractual interest rate varied based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate was calculated based on the factor as it changed over the life of the loan. Northern Trust elected not to project changes in the factor for purposes of estimating expected future cash flows. Further, Northern Trust elected not to adjust the effective interest rate for prepayments. If the loan was collateral dependent, the expected loss was measured based on the fair value of the collateral at the reporting date. If the loan valuation was less than the recorded value of the loan, either an allowance was established or a charge-off was recorded for the difference. Smaller balance (individually less than $1 million) homogeneous loans were collectively evaluated. Northern Trust’s accounting policies for material nonaccrual loans was consistent across all classes of loans.
All loans with TDR modifications were evaluated for additional expected credit losses. The nature and extent of further deterioration in credit quality, including a subsequent default, was considered in the determination of an appropriate level of allowance for credit losses.
Included within nonaccrual loans were $35.3 million of nonaccrual TDRs, and $39.7 million of accrual TDRs as of December 31, 2022. There were $0.2 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2022, issued to borrowers with TDR modifications of loans.
TDR modifications involved extensions of term, deferrals of principal, interest rate concessions, and other modifications. Other modifications typically reflected other nonstandard terms which Northern Trust would not offer in non-troubled situations.
The following table provides, by segment and class, the number of TDR modifications of loans entered into during the year ended December 31, 2022, and the recorded investments and unpaid principal balances as of December 31, 2022.

TABLE 69: TROUBLED DEBT RESTRUCTURINGS

($ In Millions)	LOAN MODIFICATION DETAIL	NUMBER OF LOANS	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2022
Commercial
Commercial and Institutional	Interest rate concession, extension of term, and other modification	2	$0.6	$0.6
Commercial Real Estate	Interest rate concession and other modification	1	31.6	32.5
Total Commercial		3	32.2	33.1
Personal
Residential Real Estate	Interest rate concession, deferrals of principal, extension of term, and other modification	3	0.2	0.2
Private Client	Interest rate concession and extension of term	1	0.4	0.4
Total Personal		4	0.6	0.6
Total Loans		7	$32.8	$33.7
Note: Period-end balances reflect all paydowns and charge-offs during the year.

There were no loan TDR modifications during the previous twelve-month period which subsequently had a payment default during the year ended December 31, 2022.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. The primary forecast provides for continued slow, but steady, economic growth, with inflation, unemployment and interest rates gradually returning to their longer-run norms. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s Macroeconomic Scenario Development Committee, and also reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.
The following table provides information regarding changes in the total allowance for credit losses.
TABLE 70: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(7.5)	—	(1.2)	—	(8.7)
Recoveries	3.7	—	—	—	3.7
Net Recoveries (Charge-Offs)	(3.8)	—	(1.2)	—	(5.0)
Provision for (Release of) Credit Losses(1)	38.2	(11.6)	(2.1)	0.1	24.6
Balance at End of Period	$178.7	$26.9	$12.7	$0.9	$219.2
(1) The table excludes a release of credit reserves of $0.1 million for the year ended December 31, 2023 for AFS debt securities. See further detail in Note 4, “Securities.”

	2022
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$138.4	$34.1	$11.2	$1.0	$184.7
Charge-Offs	(6.0)	—	—	—	(6.0)
Recoveries	10.2	—	—	—	10.2
Net Recoveries (Charge-Offs)	4.2	—	—	—	4.2
Provision for (Release of) Credit Losses(1)	1.7	4.4	4.8	(0.2)	10.7
Balance at End of Period	$144.3	$38.5	$16.0	$0.8	$199.6
(1) The table excludes a provision for credit losses of $1.3 million for the year ended December 31, 2022 for AFS debt securities. See further detail in Note 4, “Securities.”

	2021
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	190.7	61.1	7.3	0.8	259.9
Charge-Offs	(0.7)	—	—	—	(0.7)
Recoveries	7.0	—	—	—	7.0
Net Recoveries (Charge-Offs)	6.3	—	—	—	6.3
Provision for (Release of) Credit Losses	(58.6)	(27.0)	3.9	0.2	(81.5)
Balance at End of Period	$138.4	$34.1	$11.2	$1.0	$184.7

128 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision for Credit Losses, excluding the release of credit reserves for available for sale debt securities of $0.1 million, was a provision of $24.6 million for the year ended December 31, 2023, as compared to a $10.7 million Provision for Credit Losses, excluding the provision for available for sale debt securities of $1.3 million, for the year ended December 31, 2022. The provision for loans was primarily due to an increase in the reserve evaluated on a collective basis, which relates to pooled financial assets sharing similar risk characteristics. The increase was primarily seen in the commercial real estate portfolio, driven by an increase in the size and duration of the portfolio, weaker economic projections for the industry, methodology updates, and credit quality deterioration on a small number of loans during the year ended December 31, 2023. The release of credit reserves in undrawn loan commitments and letters of credit during the year ended December 31, 2023 is primarily in the commercial and institutional portfolio, reflecting a combination of credit quality improvements, an improved macroeconomic outlook for that segment, and methodology updates. There were net charge-offs of $5.0 million during the year ended December 31, 2023, as compared to net recoveries of $4.2 million for the year ended December 31, 2022. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
For credit exposure and the associated allowance related to fee receivables, please refer to Note 16, “Revenue from Contracts with Clients.” For information related to the allowance for AFS debt securities, please refer to Note 4, “Securities.” For the allowance pertaining to all other financial assets recognized at amortized cost, which include Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment.

TABLE 71: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(5.7)	(1.8)	(7.5)	—	—	—
Recoveries	0.2	3.5	3.7	—	—	—
Net Recoveries (Charge-Offs)	(5.5)	1.7	(3.8)	—	—	—
Provision for (Release of) Credit Losses	36.1	2.1	38.2	(11.4)	(0.2)	(11.6)
Balance at End of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9

	2022
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	(5.3)	(0.7)	(6.0)	—	—	—
Recoveries	2.7	7.5	10.2	—	—	—
Net Recoveries (Charge-Offs)	(2.6)	6.8	4.2	—	—	—
Provision for (Release of) Credit Losses	13.2	(11.5)	1.7	4.9	(0.5)	4.4
Balance at End of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5

	2021
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$142.2	$48.5	$190.7	$57.6	$3.5	$61.1
Charge-Offs	(0.3)	(0.4)	(0.7)	—	—	—
Recoveries	0.9	6.1	7.0	—	—	—
Net Recoveries (Charge-Offs)	0.6	5.7	6.3	—	—	—
Provision for (Release of) Credit Losses	(37.2)	(21.4)	(58.6)	(26.2)	(0.8)	(27.0)
Balance at End of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of December 31, 2023 and 2022.
TABLE 72: RECORDED INVESTMENTS IN LOANS

	DECEMBER 31, 2023			DECEMBER 31, 2022
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$33.7	$62.6	$96.3	$63.0	$46.1	$109.1
Evaluated on a Collective Basis	25,379.1	22,141.6	47,520.7	21,572.6	21,211.6	42,784.2
Total Loans	25,412.8	22,204.2	47,617.0	21,635.6	21,257.7	42,893.3
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	11.4	2.0	13.4	10.4	—	10.4
Evaluated on a Collective Basis	135.4	29.9	165.3	105.8	28.1	133.9
Allowance Assigned to Loans	146.8	31.9	178.7	116.2	28.1	144.3
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on an Individual Basis	—	—	—	—	—	—
Evaluated on a Collective Basis	24.9	2.0	26.9	36.3	2.2	38.5
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	24.9	2.0	26.9	36.3	2.2	38.5
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$171.7	$33.9	$205.6	$152.5	$30.3	$182.8
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities.

TABLE 73: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Charge-Offs	—	—	—	—	—	(1.2)	(1.2)
Recoveries	—	—	—	—	—	—	—
Net Recoveries (Charge-Offs)	—	—	—	—	—	(1.2)	(1.2)
Provision for (Release of) Credit Losses	(1.0)	(0.1)	(1.8)	(0.3)	—	1.1	(2.1)
Balance at End of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to

130 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $0.9 million and $0.8 million as of December 31, 2023 and 2022, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.

TABLE 74: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2023	DECEMBER 31, 2022
Loans	$241.7	$203.1
Debt Securities
Held to Maturity	72.0	63.2
Available for Sale	129.2	147.1
Other Financial Assets	86.0	43.8
Total	$528.9	$457.2
Accrued interest in 2023 increased compared to 2022, primarily due to higher interest rates. The amount of accrued interest reversed through interest income for loans and securities was immaterial during the years ended 2023 and 2022.
Note 7 – Concentrations of Credit Risk
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
Banks and Bank Holding Companies. At December 31, 2023, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.7 billion and Securities Purchased under Agreements to Resell of $0.8 billion. At December 31, 2022, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.6 billion, and Securities Purchased under Agreements to Resell of $1.1 billion. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.3 billion at December 31, 2023 and $6.4 billion at December 31, 2022, representing 14% and 16%, respectively, of total U.S. loans. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $804.2 million and $783.4 million at December 31, 2023 and 2022, respectively. The table below provides additional detail regarding residential real estate loans by geographic region.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 75: RESIDENTIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION

	DECEMBER 31,
(In Millions)	2023	2022
Residential Real Estate by geographic region:
Florida	$1,648.1	$1,603.2
California	1,463.8	1,508.1
Illinois	640.3	686.9
New York	505.4	498.7
Colorado	344.1	364.2
Texas	318.7	312.4
All other(1)	1,406.7	1,440.0
Total Residential Real Estate	$6,327.1	$6,413.5
(1) The remainder is distributed throughout the other geographic regions within the U.S. served by Northern Trust.
Commercial Real Estate. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also generally required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and New York markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion. At December 31, 2023, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $413.0 million and $82.1 million, respectively. At December 31, 2022, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $449.3 million and $69.7 million, respectively.
The table below provides additional detail regarding commercial real estate loan types.
TABLE 76: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2023	2022
Commercial Mortgages
Office	$1,035.1	$1,054.0
Apartment/ Multi-family	1,633.9	1,392.7
Retail	620.9	572.2
Industrial/ Warehouse	687.1	596.2
Other	575.3	548.0
Total Commercial Mortgages	4,552.3	4,163.1
Construction, Acquisition and Development Loans	581.9	609.9
Total Commercial Real Estate Loans	$5,134.2	$4,773.0

132 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.

TABLE 77: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2023
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	253.1	141.4	111.7
Equipment	536.5	337.5	199.0
Leasehold Improvements	530.0	349.7	180.3
Total Buildings and Equipment	$1,331.1	$828.9	$502.2

	DECEMBER 31, 2022
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	224.7	137.7	87.0
Equipment	499.7	281.9	217.8
Leasehold Improvements	514.1	329.6	184.5
Total Buildings and Equipment	$1,250.0	$749.5	$500.5
The charge for depreciation amounted to $115.9 million in 2023, $110.1 million in 2022, and $110.8 million in 2021 on the consolidated statements of income.
Note 9 – Lease Commitments
As of December 31, 2023, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.

The components of lease costs for the years ended December 31, 2023 and 2022 were as follows.
TABLE 78: LEASE COST COMPONENTS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022
Operating Lease Cost	$109.2	$104.5
Variable Lease Cost (1)	54.7	82.2
Sublease Income	(2.7)	(2.9)
Total Lease Cost	$161.2	$183.8
(1) Variable Lease Cost includes rental payments based on usage, common-area maintenance costs and property taxes.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a maturity analysis of lease liabilities as of December 31, 2023.

TABLE 79: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2024	$93.2
2025	100.3
2026	85.5
2027	84.9
2028	72.8
Later Years	393.5
Total Lease Payments	830.2
Less: Imputed Interest	(137.4)
Present Value of Lease Liabilities	$692.8

As of December 31, 2023, there were no commitments for operating leases in addition to the above that have not yet commenced.

Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2023 and 2022 are presented in the following table.

TABLE 80: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2023	DECEMBER 31, 2022
Assets
Operating Lease Right-of-Use Asset	Other Assets	$522.8	$484.8
Liabilities
Operating Lease Liability	Other Liabilities	$692.8	$626.2

The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2023 and 2022 were as follows:

TABLE 81: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2023	DECEMBER 31, 2022
Operating Leases
Weighted-Average Remaining Lease Term	10.1 years	9.3 years
Weighted-Average Discount Rate	3.3%	3.0%

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022.
TABLE 82: SUPPLEMENTAL CASH FLOW INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$91.4	$70.3
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$122.6	$61.0

134 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2023 and 2022, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows.

TABLE 83: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2021	$625.7	$80.5	$706.2
Foreign Exchange Rates	(14.7)	(0.2)	(14.9)
Balance at December 31, 2022	$611.0	$80.3	$691.3
Foreign Exchange Rates	10.9	0.1	11.0
Balance at December 31, 2023	$621.9	$80.4	$702.3
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Asset Servicing and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2023 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2023.

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2023 and 2022 were as follows.

TABLE 84: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2023	2022
Gross Carrying Amount	$135.0	$197.9
Less: Accumulated Amortization	63.4	120.3
Net Book Value	$71.6	$77.6
Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets was $9.3 million, $9.3 million, and $14.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization for the years 2024, 2025, 2026, 2027, and 2028 is estimated to be $9.5 million, $8.9 million, $8.5 million, $8.3 million, and $7.7 million, respectively.

Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2023 and 2022 were as follows.

TABLE 85: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2023	2022
Gross Carrying Amount	$3,781.7	$3,479.3
Less: Accumulated Amortization	1,754.2	1,517.4
Net Book Value	$2,027.5	$1,961.9
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $509.4 million in 2023, $434.2 million in 2022, and $390.1 million in 2021.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2023.

TABLE 86: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2023
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$3,394.0	$2,580.1	$5,974.1
Over 1 Year to 2 Years	39.3	—	39.3
Over 2 Years to 3 Years	6.7	—	6.7
Over 3 Years to 4 Years	2.1	—	2.1
Over 4 Years to 5 Years	9.9	—	9.9
Over 5 Years	—	—	—
Total	$3,452.0	$2,580.1	$6,032.1
As of December 31, 2022, there were $3,721.8 million of time deposits in denominations of $250,000 or greater, of which $1,697.6 million were Certificates of Deposit and $2,024.2 million were non-U.S.
Note 12 – Senior Notes and Long-Term Debt
Senior Notes. A summary of Senior Notes outstanding at December 31, 2023 and 2022 is presented in the following table.
TABLE 87: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2023	2022
Corporation-Senior Notes
Fixed Rate Due May 2027(1)	4.00%	$997.6	$995.0
Fixed Rate Due Aug. 2028(2)(3)	3.65	483.3	476.6
Fixed Rate Due May 2029(2)(3)	3.15	469.1	460.3
Fixed Rate Due May 2030(2)(3)	1.95	823.2	792.3
Total Senior Notes		$2,773.2	$2,724.2
(1) Redeemable within one month of maturity.
(2) Redeemable within three months of maturity.
(3) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of senior notes outstanding of $(219.1) million and $(264.7) million were recorded as of December 31, 2023 and 2022, respectively. See further detail in Note 25, “Derivative Financial Instruments.”

136 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt. A summary of Long-Term Debt, defined as debt with original maturities of one year or more, outstanding at December 31, 2023 and 2022 is presented in the following table. We do not reclassify long-term debt to short-term borrowings within a year of maturity.
TABLE 88: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2023	2022
Corporation-Subordinated Debt
Fixed Rate Notes due October 2025(1)(2)	3.950%	$720.3	$720.1
Fixed-to-Floating Rate Notes due May 2032(3)	3.375	349.7	349.7
Fixed Rate Notes due November 2032(4)	6.125	995.0	996.4
Total Corporation-Subordinated Debt		$2,065.0	$2,066.2

Federal Home Loan Bank (FHLB) Advances
FHLB Fixed Rate Advance due December 2025	5.13%	$30.0	$—
FHLB Fixed Rate Advance due December 2025	5.18	570.0	—
FHLB Fixed Rate Advance due March 2026	5.13	600.0	—
FHLB Fixed Rate Advance due June 2026	5.09	800.0	—
Total FHLB Advances		$2,000.0	$—

Total Long-Term Debt		$4,065.0	$2,066.2
Long-Term Debt Qualifying as Risk-Based Capital		$1,490.8	$1,648.5
(1) Not redeemable prior to maturity.
(2) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of the subordinated notes outstanding of $(29.3) million were recorded as of December 31, 2022. See further detail in Note 25, “Derivative Financial Instruments.” There were no swaps as of December 31, 2023 as the fair value hedge was discontinued.
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
Note 13 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2023, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2023, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2023 and 2022 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to three-month CME Term SOFR, plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 137

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
Series E Preferred Stock. As of December 31, 2023, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of December 31, 2023 and 2022 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 17, 2023, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2024, to stockholders of record as of December 15, 2023.
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
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. During the year ended December 31, 2023, the Corporation repurchased 4,384,678 shares of common stock, including 378,130 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $347.5 million. During the year ended December 31, 2022, the Corporation repurchased 311,536 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $35.4 million. During the year ended December 31, 2021, the Corporation repurchased 2,527,544 shares of common stock, including 394,326 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $267.6 million. The 2021 purchase was made pursuant to the repurchase program authorized by the Board of Directors in July 2018.
The average price paid per share for common stock repurchased in 2023, 2022, and 2021 was $79.26, $113.70, and $105.90, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:
TABLE 89: SHARES OF COMMON STOCK

	2023	2022	2021
Balance at January 1	208,428,309	207,761,875	208,289,178
Incentive Plan and Awards	1,040,450	914,404	1,162,484
Stock Options Exercised	42,143	63,566	837,757
Treasury Stock Purchased	(4,384,678)	(311,536)	(2,527,544)
Balance at December 31	205,126,224	208,428,309	207,761,875

138 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2023, 2022, and 2021, and changes during the years then ended.
TABLE 90: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2020	$641.8	$(3.2)	$144.7	$(355.3)	$428.0
Net Change	(534.7)	0.8	10.5	59.8	(463.6)
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,474.7)	3.6	9.4	(71.9)	(1,533.6)
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	443.7	(0.4)	39.0	(51.0)	431.3
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM. Refer to Note 4, “Securities” for further information.
TABLE 91: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2023			2022			2021
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$319.4	$(81.1)	$238.3	$(2,263.8)	$580.2	$(1,683.6)	$(685.0)	$177.5	$(507.5)
Reclassification Adjustments for Losses (Gains) Included in Net Income:
Interest Income on Debt Securities(1)	105.6	(26.7)	78.9	65.1	(16.4)	48.7	(36.6)	9.2	(27.4)
Net Losses on Debt Securities(2)	169.5	(43.0)	126.5	214.0	(53.8)	160.2	0.3	(0.1)	0.2
Net Change	$594.5	$(150.8)	$443.7	$(1,984.7)	$510.0	$(1,474.7)	$(721.3)	$186.6	$(534.7)
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$36.3	$(9.2)	$27.1	$1.0	$(0.3)	$0.7	$5.6	$(1.4)	$4.2
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(36.8)	9.3	(27.5)	3.7	(0.8)	2.9	(4.5)	1.1	(3.4)
Net Change	$(0.5)	$0.1	$(0.4)	$4.7	$(1.1)	$3.6	$1.1	$(0.3)	$0.8
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$100.8	$(1.6)	$99.2	$(200.1)	$3.0	$(197.1)	$(133.8)	$4.1	$(129.7)
Long-Term Intra-Entity Foreign Currency Transaction (Losses) Gains	(0.9)	0.2	(0.7)	(2.6)	0.7	(1.9)	0.6	(0.1)	0.5
Net Investment Hedge Gains (Losses)	(77.4)	17.9	(59.5)	278.7	(70.3)	208.4	186.6	(46.9)	139.7
Net Change	$22.5	$16.5	$39.0	$76.0	$(66.6)	$9.4	$53.4	$(42.9)	$10.5
Pension and Other Postretirement Benefit Adjustments
Net Actuarial (Losses) Gains	$(71.4)	$15.7	$(55.7)	$(163.9)	$44.7	$(119.2)	$7.9	$0.2	$8.1
Reclassification Adjustment for Losses (Gains) Included in Net Income(4)
Amortization of Net Actuarial Loss	6.4	(1.7)	4.7	19.1	(4.7)	14.4	41.4	(10.3)	31.1
Amortization of Prior Service Cost (Credit)	—	—	—	(1.0)	0.3	(0.7)	(1.0)	0.3	(0.7)
Settlement Loss	—	—	—	44.9	(11.3)	33.6	28.3	(7.0)	21.3
Net Change	$(65.0)	$14.0	$(51.0)	$(100.9)	$29.0	$(71.9)	$76.6	$(16.8)	$59.8
Total Net Change	$551.5	$(120.2)	$431.3	$(2,004.9)	$471.3	$(1,533.6)	$(590.2)	$126.6	$(463.6)
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
(3) See Note 25, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit before-tax reclassification adjustment is recorded in Employee Benefits expense on the consolidated statements of income.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Net Income per Common Share
The computations of net income per common share are presented in the following table.

TABLE 92: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2023	2022	2021
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	207,248,094	208,309,331	208,075,522
Net Income	$1,107.3	$1,336.0	$1,545.3
Less: Dividends on Preferred Stock	41.8	41.8	41.8
Net Income Applicable to Common Stock	1,065.5	1,294.2	1,503.5
Less: Earnings Allocated to Participating Securities	11.6	11.8	12.9
Earnings Allocated to Common Shares Outstanding	$1,053.9	$1,282.4	$1,490.6
Basic Net Income Per Common Share	5.09	6.16	7.16
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	207,248,094	208,309,331	208,075,522
Plus Dilutive Effect of Share-based Compensation	315,652	557,933	823,708
Average Common and Potential Common Shares	207,563,746	208,867,264	208,899,230
Earnings Allocated to Common and Potential Common Shares	$1,053.9	$1,282.4	$1,490.6
Diluted Net Income Per Common Share	5.08	6.14	7.14
Note: Common stock equivalents of 0.1 million for the year ended December 31, 2023, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive. For the years ended December 31, 2022 and 2021, respectively, there were de minimis and no common stock equivalents excluded in the computation of diluted net income per share.
Note 16 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to Asset Servicing clients. Investment Management and Advisory income contains revenue received from providing asset management and related services to Wealth Management and Asset Servicing clients and to Northern Trust sponsored funds. Securities Lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with Asset Servicing clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to Asset Servicing and Wealth Management clients.

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

140 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.

TABLE 93: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,805.3	$1,816.0	$1,917.5
Investment Management and Advisory	2,232.3	2,299.1	2,140.0
Securities Lending	83.9	81.6	76.9
Other	240.3	235.9	226.7
Total Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1
Other Noninterest Income
Foreign Exchange Trading Income	$203.9	$288.6	$292.6
Treasury Management Fees	31.6	39.3	44.3
Security Commissions and Trading Income	135.0	136.2	140.2
Other Operating Income	228.7	191.3	243.9
Investment Security Gains (Losses), net	(169.5)	(214.0)	(0.3)
Total Other Noninterest Income	$429.7	$441.4	$720.7
Total Noninterest Income	$4,791.5	$4,874.0	$5,081.8

On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2023, revenue from contracts with clients also includes $115.9 million of the $135.0 million total Security Commissions and Trading Income and $38.9 million of the $228.7 million total Other Operating Income. For the year ended December 31, 2022, revenue from contracts with clients also includes $116.8 million of the $136.2 million total Security Commissions and Trading Income and $37.2 million of the $191.3 million total Other Operating Income. For the year ended December 31, 2021, revenue from contracts with clients also includes $112.1 million of the $140.2 million total Security Commissions and Trading Income and $53.9 million of the $243.9 million total Other Operating Income.

Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2023 and 2022.

TABLE 94: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2023	2022
Trust Fees Receivable, net(1)	$863.5	$882.5
Other	64.9	55.4
Total Client Receivables	$928.4	$937.9
(1)Trust Fees Receivable is net of a $15.9 million and $13.5 million fee receivable allowance as of December 31, 2023 and 2022, respectively.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Net Interest Income
The components of Net Interest Income were as follows.

TABLE 95: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Interest Income
Federal Reserve and Other Central Bank Deposits	$1,462.3	$472.0	$11.3
Interest-Bearing Due from and Deposits with Banks(1)	130.1	46.6	9.1
Federal Funds Sold	0.3	0.1	—
Securities Purchased under Agreements to Resell	1,585.2	103.7	3.5
Securities – Taxable	1,534.4	899.9	658.8
– Nontaxable(2)	1.3	1.3	1.5
Loans and Leases	2,551.1	1,344.3	713.5
Other Interest-Earning Assets(3)	60.3	9.8	8.8
Total Interest Income	$7,325.0	$2,877.7	$1,406.5
Interest Expense
Deposits	$2,685.3	$602.8	$(61.3)
Federal Funds Purchased	256.9	34.1	(0.4)
Securities Sold under Agreements to Repurchase	1,541.1	90.7	0.2
Other Borrowings	542.5	126.2	14.2
Senior Notes	170.0	92.7	48.3
Long-Term Debt	147.2	44.0	21.1
Floating Rate Capital Debt	—	—	1.7
Total Interest Expense	$5,343.0	$990.5	$23.8
Net Interest Income	$1,982.0	$1,887.2	$1,382.7
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
Note 18 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 96: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Loan Service Fees	$83.1	$71.5	$66.6
Banking Service Fees	53.0	49.8	50.9
Bank Owned Life Insurance	69.5	61.0	48.5
Other Income(1)	23.1	9.0	77.9
Total Other Operating Income	$228.7	$191.3	$243.9
(1) Other Income includes the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares.

142 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 97: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Business Promotion	$74.8	$76.7	$65.5
Staff Related	35.0	34.6	33.9
FDIC Insurance Premiums(1)	112.0	17.8	14.6
Charitable Contributions	15.6	19.4	18.0
Other Expenses	235.5	210.8	167.1
Total Other Operating Expense	$472.9	$359.3	$299.1
(1) FDIC Insurance Premiums include the $84.6 million FDIC special assessment for the year ended December 31, 2023. This line also reflects an initial base deposit insurance assessment rate increase which began in the first quarterly assessment period of 2023.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the Deposit Insurance Fund associated with bank failures in the first half of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured domestic office deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured domestic office deposits. The final rule provides that the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. The final rule becomes effective on April 1, 2024, and the first collection, including any adjustments as described above, will be reflected on the invoice for the first quarterly assessment period of 2024, with the first payment due on June 28, 2024.
Note 20 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.

TABLE 98: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022	2021
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
State Taxes, net	3.4	3.3	3.4
Foreign Tax Rate Differential	0.6	0.1	0.1
Excess Tax Benefit Related to Share-Based Compensation	(0.1)	(0.2)	(0.4)
Tax Credits	(2.7)	(2.0)	(1.6)
Tax Exempt Income	(1.4)	(0.9)	(0.6)
Valuation Allowance	1.8	1.5	0.6
Other, net	1.8	1.6	0.6
Effective Tax Rate	24.4%	24.4%	23.1%

Income tax expense for the year ended December 31, 2023, 2022, and 2021 was $357.5 million, $430.3 million, and $464.8 million, representing an effective tax rate of 24.4%, 24.4%, and 23.1% respectively.
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
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal authorities before 2015, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2014.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Other Liabilities on the consolidated balance sheets at December 31, 2023 and 2022 were $60.7 million and $40.7 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2023 and 2022 income tax expense by $54.4 million and $37.4 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

TABLE 99: UNRECOGNIZED TAX BENEFITS

(In Millions)	2023	2022	2021
Balance at January 1	$40.7	$25.3	$22.4
Additions for Tax Positions Taken in the Current Year	2.1	1.7	1.2
Additions for Tax Positions Taken in Prior Years	24.0	13.7	4.2
Reductions for Tax Positions Taken in Prior Years	(5.1)	—	(2.5)
Reductions Resulting from Expiration of Statutes	(1.0)	—	—
Balance at December 31	$60.7	$40.7	$25.3

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
A provision for interest and penalties of $0.2 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2023. This compares to a provision for interest and penalties of $11.1 million, net of tax, and a benefit of $0.4 million, net of tax, for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the liability for the potential payment of interest and penalties totaled $22.7 million and $22.2 million, net of tax, respectively.
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.

TABLE 100: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Current Tax Provision:
Federal	$250.5	$357.7	$241.5
State	63.2	84.7	74.0
Non-U.S.	92.0	130.6	147.3
Total	$405.7	$573.0	$462.8
Deferred Tax Provision:
Federal	$(54.0)	$(126.0)	$(11.7)
State	(1.4)	(10.7)	12.0
Non-U.S.	7.2	(6.0)	1.7
Total	$(48.2)	$(142.7)	$2.0
Provision for Income Taxes	$357.5	$430.3	$464.8

In addition to the amounts shown above, tax charges (benefits) have been recorded directly to Stockholders’ Equity for the following. For further detail, refer to Note 14, “Accumulated Other Comprehensive Income (Loss).”

TABLE 101: TAX CHARGES (BENEFITS) RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Tax Effect of Other Comprehensive Income	$120.2	$(471.3)	$(126.6)

144 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.
TABLE 102: DEFERRED TAX ASSETS AND LIABILITIES

	DECEMBER 31,
(In Millions)	2023	2022
Deferred Tax Liabilities:
Software Development	394.9	354.7
Depreciation and Amortization	23.9	122.6
Compensation and Benefits	—	5.2
State Taxes, net	46.8	58.3
Other Liabilities	53.4	42.1
Gross Deferred Tax Liabilities	519.0	582.9
Deferred Tax Assets:
Allowance for Credit Losses	46.2	41.8
Unrealized Losses on Securities, net	244.6	427.3
Compensation and Benefits	70.2	—
Tax Credit and Loss Carryforwards	121.2	95.3
Other Assets	116.0	143.7
Gross Deferred Tax Assets	598.2	708.1
Valuation Reserve	(121.2)	(95.3)
Deferred Tax Assets, net of Valuation Reserve	477.0	612.8
Net Deferred Tax Assets (Liabilities)	$(42.0)	$29.9

The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2023 and 2022, expiring in 2033 and 2032, respectively. A cumulative valuation allowance related to the credit carryforward of $120.7 million and $94.9 million was recorded at December 31, 2023 and 2022, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
Northern Trust had various state net operating loss carryforwards as of December 31, 2023 and 2022. The income tax benefits associated with these loss carryforwards were approximately $0.4 million and $0.4 million as of December 31, 2023 and 2022, respectively. A valuation allowance related to the loss carryforwards of $0.4 million and $0.4 million was recorded at December 31, 2023 and 2022, respectively, as management believes the net operating losses will not be fully realized.

Note 21 – Employee Benefits
The Corporation and certain of its subsidiaries provide various benefit programs, including defined benefit pension and defined contribution plans. A description of each major plan and related disclosures are provided below.

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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2023 and 2022 amounted to $90.3 million and $92.3 million, respectively. Contributions of $16.5 million and $20.7 million were made to the “Rabbi” Trust in 2023 and 2022, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan. Prior service credits for the U.S. Qualified Plan were amortized on a straight-line basis over 11 years and were amortized in full as of December 31, 2022. Prior service

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
costs for the U.S. Non-Qualified Plan were amortized on a straight-line basis over 10 years and were amortized in full as of December 31, 2021.

TABLE 103: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2023	2022	2023	2022	2023	2022
Accumulated Benefit Obligation	$1,015.6	$963.3	$143.7	$126.2	$94.1	$97.4

Projected Benefit Obligation	$1,151.7	$1,077.7	$148.6	$129.0	$109.2	$113.6
Plan Assets at Fair Value	1,200.8	1,176.8	148.7	134.5	—	—
Funded Status at December 31	$49.1	$99.1	$0.1	$5.5	$(109.2)	$(113.6)
Weighted-Average Assumptions:
Discount Rates	5.03%	5.22%	3.12%	3.76%	4.95%	5.15%
Rate of Increase in Compensation Level	5.56	5.56	1.75	1.75	5.56	5.56
Expected Long-Term Rate of Return on Assets	7.25	7.25	3.90	3.99	N/A	N/A

TABLE 104: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2023	2022	2023	2022	2023	2022
Net Actuarial Loss	$467.7	$418.3	$34.4	$24.3	$62.3	$59.2
Prior Service (Credit) Cost	—	—	—	0.2	—	—
Gross Amount in Accumulated Other Comprehensive Income	467.7	418.3	34.4	24.5	62.3	59.2
Income Tax Effect	117.7	105.1	5.1	4.9	15.6	14.8
Net Amount in Accumulated Other Comprehensive Income	$350.0	$313.2	$29.3	$19.6	$46.7	$44.4

TABLE 105: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN(1)					NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2023	2022		2021		2023	2022	2021	2023	2022	2021
Service Cost	$46.0	$48.0		$52.3		$1.6	$1.7	$2.2	$4.8	$5.6	$5.3
Interest Cost	53.9	46.3		40.4		4.8	2.5	2.2	5.3	3.9	3.7
Expected Return on Plan Assets	(100.9)	(85.7)		(79.0)		(6.7)	(3.2)	(3.2)	—	—	—
Amortization:
Net Actuarial Loss	1.5	11.4		32.4		(0.4)	0.6	1.0	5.3	7.4	8.2
Prior Service (Credit) Cost	—	(0.1)		(0.4)		—	—	0.2	—	—	0.1
Net Periodic Pension Expense	$0.5	$19.9		$45.7		$(0.7)	$1.6	$2.4	$15.4	$16.9	$17.3
Settlement Expense	—	44.1		27.9		—	0.8	0.4	—	—	—
Total Pension Expense	$0.5	$64.0		$73.6		$(0.7)	$2.4	$2.8	$15.4	$16.9	$17.3
Weighted-Average Assumptions:
Discount Rates	5.22%	3.03%	4.81%	2.75%	3.05%	3.76%	1.34%	0.93%	5.15%	2.80%	2.45%
		5.49%	5.22%	3.06%	3.03%
Rate of Increase in Compensation Level	5.56	4.97			4.97	1.75	1.50	1.50	5.56	4.97	4.97
Expected Long-Term Rate of Return on Assets	7.25	5.25	6.00	5.25	5.00	3.99	1.79	1.28	N/A	N/A	N/A
			6.50
(1) In determining the pension expense for the U.S. Qualified Plan for 2022, Northern Trust utilized a discount rate of 3.03% as of December 31, 2021, 4.81% as of June 30, 2022, 5.49% as of September 30, 2022, and 5.22% as of December 31, 2022 and the expected long-term rate of return was 5.25% as of December 31, 2021, 6.00% as of June 30, 2022, and 6.50% as of September 30, 2022.
In determining the pension expense for the U.S. Qualified Plan for 2021, Northern Trust utilized a discount rate of 2.75% as of December 31, 2020, 3.05% as of June 30, 2021, 3.06% as of September 30, 2021, and 3.03% as of December 31, 2021 and the expected long-term rate of return was 5.25% as of both December 31, 2020 and June 30, 2021, and 5.00% as of September 31, 2021.

Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. In the second quarter of both 2022 and 2021, it became probable that total lump-sum payments

146 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income.

TABLE 106: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2023	2022	2023	2022	2023	2022
Beginning Balance	$1,077.7	$1,401.3	$129.0	$210.1	$113.6	$147.7
Service Cost	46.0	48.0	1.6	1.7	4.8	5.6
Interest Cost	53.9	46.3	4.8	2.5	5.3	3.9
Employee Contributions	—	—	0.8	0.7	—	—
Plan Amendment	—	—	(0.2)	(0.3)	—	—
Actuarial Loss (Gain)	36.8	(281.2)	8.1	(64.3)	8.4	(20.0)
Settlements	—	(125.0)	—	(0.9)	—	—
Benefits Paid	(62.7)	(11.7)	(4.1)	(4.6)	(22.9)	(23.6)
Foreign Exchange Rate Changes	—	—	8.6	(15.9)	—	—
Ending Balance	$1,151.7	$1,077.7	$148.6	$129.0	$109.2	$113.6

Actuarial losses of $53.3 million in 2023 were primarily caused by decreases in discount rates, while actuarial gains of $365.5 million in 2022 were primarily caused by substantial increases in discount rates.

TABLE 107: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S.PENSION PLANS	U.S. NON-QUALIFIED PLAN
2024	$95.7	$6.2	$15.8
2025	99.6	4.7	16.1
2026	98.9	5.5	13.4
2027	101.2	6.5	11.2
2028	98.6	6.8	11.2
2029-2033	487.6	35.3	49.8

TABLE 108: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S PENSION PLANS
(In Millions)	2023	2022	2023	2022
Fair Value of Assets at Beginning of Period	$1,176.8	$1,708.9	$134.5	$198.7
Actual Return on Assets	86.8	(395.4)	5.0	(46.9)
Employer Contributions	—	—	3.9	3.6
Employee Contributions	—	—	0.8	0.7
Settlements	—	(125.0)	—	(0.9)
Benefits Paid	(62.8)	(11.7)	(4.1)	(4.6)
Foreign Exchange Rate Changes	—	—	8.6	(16.1)
Fair Value of Assets at End of Period	$1,200.8	$1,176.8	$148.7	$134.5

The minimum required and maximum deductible contributions for the U.S. Qualified Plan in 2024 are estimated to be zero and $420.0 million, respectively. The remaining 2024 maximum deductible contribution, after considering a cash contribution of $200.0 million made to the U.S. Qualified Plan during January 2024, is estimated at $220.0 million.
The investment strategy employed for Northern Trust’s U.S. Qualified Plan utilizes a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In general, as the U.S. Qualified Plan’s projected benefit

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Northern Trust utilizes an asset/liability methodology to determine the investment policies that will best meet its short and long-term objectives. The process is performed by modeling current and alternative strategies for asset allocation, funding policy and actuarial methods and assumptions. The financial modeling uses projections of expected capital market returns and expected volatility of those returns to determine alternative asset mixes having the greatest probability of meeting the U.S. Qualified Plan’s investment objectives. Risk tolerance is established through careful consideration of the U.S. Qualified Plan liabilities, funded status, and corporate financial condition. The intent of this strategy is to protect the U.S. Qualified Plan’s funded status and generate returns, which in combination with voluntary contributions are expected to outpace the U.S. Qualified Plan’s liability growth over the long run.
As of December 31, 2023, the target allocation of the U.S. Qualified Plan assets consisted of 45% U.S. long credit bonds, 20% global equities (developed and emerging markets), 10% custom completion, 5% private equity, 5% high yield bonds, 4% emerging market debt, 4% global listed infrastructure, 4% private real estate, and 3% hedge funds.
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
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were four derivatives held by the U.S. Qualified Plan at both December 31, 2023 and 2022.
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

148 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
funds (total value of the funds) divided by the number of fund shares currently issued and outstanding. Redemptions of the collective trust funds occur by contract at the respective fund’s redemption date net asset value (NAV).
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2023 and 2022.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2023 and 2022.

TABLE 109: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$16.6	$—	$—	$16.6
Foreign Common Stock	0.3	—	—	0.3
Domestic Corporate Bonds	—	218.2	—	218.2
Foreign Corporate Bonds	—	33.6	—	33.6
U.S. Government Obligations	—	87.5	—	87.5
Non-U.S. Government Obligations	—	14.0	—	14.0
Domestic Municipal and Provincial Bonds	—	17.2	—	17.2
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	571.5	—	571.5
Mutual Funds	80.3	—	—	80.3
Cash and Other(1)	(3.4)	—	—	(3.4)
Total Assets at Fair Value in the Fair Value Hierarchy	$93.8	$942.3	$—	$1,036.1
Assets Valued at NAV per share
Northern Trust Private Equity Funds				45.6
Northern Trust Hedge Fund				36.2
Real Estate Funds				82.9
Total Assets at Fair Value				$1,200.8
(1) Negative balance in Cash and Other as of December 31, 2023 primarily relates to the timing of transfers between cash accounts and short-term investment funds presented in Collective Trust Funds.

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
A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2023 measurement date was set at 7.25%.

150 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to Employee Benefits expense on the consolidated statements of income and totaled $72.4 million in 2023, $67.2 million in 2022, and $65.3 million in 2021.
Note 22 – Share-Based Compensation Plans
Northern Trust recognizes expense for the grant-date fair value of share-based compensation granted to employees and non-employee directors.
Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented.

TABLE 110: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Restricted Stock Unit Awards	$95.7	$96.4	$78.2
Performance Stock Units	22.5	28.8	17.3
Total Share-Based Compensation Expense	$118.2	$125.2	$95.5
Tax Benefits Recognized	$29.9	$31.4	$24.0

As of December 31, 2023, there was $96.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3 years.
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
Grants are outstanding under the 2017 Plan, the Northern Trust Corporation 2012 Stock Plan (2012 Plan), and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2023, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 13,718,608.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 years life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2023, 2022, and 2021.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2023, 2022, and 2021.

TABLE 111: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Grant-Date Fair Value of Stock Options Vested	$—	$—	$2.2
Stock Options Exercised
Intrinsic Value as of Exercise Date	1.6	3.6	41.3
Cash Received	2.3	3.9	53.8
Tax Deduction Benefits Realized	1.6	3.5	41.3

A summary of the status of stock options at December 31, 2023, and changes during the year then ended, are presented in the following table.

TABLE 112: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2022	441,547	$72.58
Granted	—	—
Exercised	(42,143)	54.87
Forfeited, Expired or Cancelled	—	—
Options Outstanding, December 31, 2023	399,404	$74.45	1.9	$4.7
Options Exercisable, December 31, 2023	399,404	$74.45	1.9	$4.7

Restricted Stock Unit Awards. Restricted stock units may be granted to participants and entitles them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2023 predominately vest at a rate equal to 25% per year for four years on the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 1,166,376, 1,061,573, and 846,433, with weighted average grant-date fair values of $91.56, $110.99, and $99.31 per share, for the years ended December 31, 2023, 2022, and 2021, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021, was $85.9 million, $75.6 million, and $89.4 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2023, and changes during the year then ended, is presented in the following table.

TABLE 113: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2022	2,243,183	$198.5
Granted	1,166,376
Distributed	(847,281)
Forfeited or Cancelled	(62,220)
Restricted Stock Unit Awards Outstanding, December 31, 2023	2,500,058	$211.0
Units Convertible, December 31, 2023	18,887	$1.6

152 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of nonvested restricted stock unit awards at December 31, 2023, and changes during the year then ended.

TABLE 114: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2022	2,223,657	$103.41	2.4
Granted	1,166,376	91.56
Vested	(846,642)	101.38
Forfeited or Cancelled	(62,220)	99.66
Nonvested at December 31, 2023	2,481,171	$98.62	2.4

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit based on the attainment of certain performance criteria over a three-year period. For performance stock unit awards granted in 2021, 2022 and 2023, the number of units that will vest are subject to the attainment of specified performance targets that are a function of average return on equity goals and average return on equity performance relative to that of a performance peer group, each measured over a three-year period. For performance stock units outstanding as of December 31, 2023, the number of performance stock units that will vest ranges from 0% to 150% of the original award granted based on the achievement of both absolute and relative return on equity goals over a three-year period compared to performance targets. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 219,314, 211,906, and 204,539 for the years ended December 31, 2023, 2022, and 2021, respectively, with weighted average grant-date fair values of $93.97, $113.64, and $97.77. Performance stock units outstanding at target level performance totaled 613,450, 607,892, and 622,817 at December 31, 2023, 2022, and 2021, respectively. Performance stock units had aggregate intrinsic values of $51.8 million, $53.8 million, and $74.5 million, and weighted average remaining vesting terms of 1.0 year each at December 31, 2023, 2022, and 2021, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.6 million (20,405 units), $1.6 million (14,773 units), and $1.5 million (13,968 units) were granted to non-employee directors in 2023, 2022, and 2021, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.7 million, $1.7 million, and $1.6 million in 2023, 2022, and 2021, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in stock.
Note 23 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $358.7 million in 2023, $392.7 million in 2022, and $377.1 million in 2021.
Note 24 – Commitments and Contingent Liabilities
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2023 and 2022.

TABLE 115: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2023			2022
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$11,849.5	$18,909.6	$30,759.1	$13,639.2	$17,321.4	$30,960.6
Standby Letters of Credit and Financial Guarantees(2)(3)	85,752.0	639.0	86,391.0	17,553.0	409.9	17,962.9
Commercial Letters of Credit	29.2	1.3	30.5	25.4	1.3	26.7
Securities Lent with Indemnification	140,539.1	—	140,539.1	130,311.0	—	130,311.0
Unsettled Reverse Repurchase Agreements	27,667.7	—	27,667.7	496.8	—	496.8
Total Off-Balance Sheet Financial Instruments	$265,837.5	$19,549.9	$285,387.4	$162,025.4	$17,732.6	$179,758.0
(1) These amounts exclude $222.2 million and $266.6 million of commitments participated to others at December 31, 2023 and 2022, respectively.
(2) These amounts include $39.1 million and $35.1 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2023 and 2022, respectively.
(3) This amount includes a $84.6 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of December 31, 2023. As of December 31, 2022, there was a $16.3 billion guarantee to the FICC; Northern Trust became a sponsored member during the third quarter of 2021.

Undrawn Commitments generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements.
Standby Letters of Credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Since the vast majority of the standby letters of credit are never drawn, the total standby letters of credit amount does not necessarily represent future loans or liquidity requirements.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification as of December 31, 2023 and December 31, 2022, was $140.5 billion and $130.3 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2023, or 2022 related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of December 31, 2023, and 2022, there were $27.7 billion and $496.8 million of unsettled reverse repurchase agreements, and no unsettled repurchase agreements, respectively.

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

154 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2023 and 2022, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.

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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2023, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.8 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5875 as of December 31, 2023.
In September 2018, Visa reached a proposed class settlement agreement covering damage claims but not injunctive relief claims regarding the covered litigation. In December 2019, the district court granted final approval for the proposed class settlement agreement. In March 2023, the Second Circuit Court of Appeals affirmed the district court’s approval of the class settlement agreement. Certain merchants have opted out of the class settlement and are pursuing claims separately. The ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
On January 29, 2024, Visa filed a registration statement under the Securities Act of 1933 with the SEC. This registration statement has not yet become effective. If Visa commences the exchange offer contemplated by the registration statement, Visa Class B shareholders would have the option to tender some or all of their Class B shares and in return receive shares of a newly issued series of Visa Class B common shares with a value equal to half the value of the tendered shares and Visa Class C common shares with value equal to the other half of the tendered shares. The newly issued series of Visa Class B common shares would be subject to the same transfer and convertibility restrictions as the currently outstanding Visa Class B common shares. One third of the Visa Class C common shares received would be transferable within the first 45 days following the potential exchange, up to two-thirds would be transferable within the first 90 days, and all such shares would be transferable after 90 days. The Visa Class C common shares will automatically be converted at the then applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. After the initial exchange offer, Visa could, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of zero, as of both December 31, 2023 and 2022.
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

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading and risk management purposes. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions, foreign-currency- denominated assets and liabilities, including debt securities and net investments in non-U.S. affiliates.

156 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2023 and 2022.

TABLE 116: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2023			DECEMBER 31, 2022
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$7,042.7	$94.7	$71.0	$4,622.0	$58.5	$32.7
Foreign Exchange Contracts
Cash Flow Hedges	1,453.6	15.0	42.2	150.9	7.4	5.7
Net Investment Hedges	4,077.4	13.3	31.9	3,765.0	283.5	12.7
Total Derivatives Designated as Hedging under GAAP	$12,573.7	$123.0	$145.1	$8,537.9	$349.4	$51.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$20.7	$—	$0.1	$55.9	$0.1	$0.1
Other Financial Derivatives(3)	867.9	—	25.4	717.7	0.3	34.8
Total Non-Designated Risk Management Derivatives	$888.6	$—	$25.5	$773.6	$0.4	$34.9
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$313,336.9	$3,238.4	$3,181.0	$288,994.6	$3,219.1	$3,169.0
Interest Rate Contracts	13,584.1	206.8	298.2	12,378.2	163.5	399.1
Total Client-Related and Trading Derivatives	$326,921.0	$3,445.2	$3,479.2	$301,372.8	$3,382.6	$3,568.1
Total Derivatives Not Designated as Hedging under GAAP	$327,809.6	$3,445.2	$3,504.7	$302,146.4	$3,383.0	$3,603.0
Total Gross Derivatives	$340,383.3	$3,568.2	$3,649.8	$310,684.3	$3,732.4	$3,654.1
Less: Netting(4)		3,126.7	2,205.4		2,810.7	1,865.9
Total Derivative Financial Instruments		$441.5	$1,444.4		$921.7	$1,788.2
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 157

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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2023, 2022, and 2021 as a result of the discontinuance of cash flow hedges of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $27.3 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of December 31, 2023, 4 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2023, 2022 and 2021.

TABLE 117: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Total amounts on the consolidated statements of income	$7,325.0	$2,877.7	$1,406.5	$5,343.0	$990.5	$23.8	$228.7	$191.3	$243.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(132.6)	82.8	39.1	74.9	(373.4)	(161.6)	—	—	—
Recognized on hedged items	132.6	(82.8)	(39.1)	(74.9)	373.4	161.6	—	—	—
Amounts related to interest settlements on derivatives	47.1	(4.4)	(16.2)	(86.5)	24.1	57.1	—	—	—
Total gains (losses) recognized on fair value hedges	$47.1	$(4.4)	$(16.2)	$(86.5)	$24.1	$57.1	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$34.9	$0.6	$10.5	$—	$—	$—	$1.9	$(4.3)	$(6.0)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$34.9	$0.6	$10.5	$—	$—	$—	$1.9	$(4.3)	$(6.0)

158 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items, which includes hedged items no longer designated.

TABLE 118: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2023		DECEMBER 31, 2022
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$5,048.8	$77.5	$1,820.8	$(60.2)
Senior Notes and Long-Term Subordinated Debt	2,495.9	(248.7)	2,746.2	(294.0)
(1) The cumulative hedge accounting basis adjustment includes $2.2 million related to discontinued hedging relationships of AFS debt securities and $29.6 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2023.
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

Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $77.4 million and net investment hedge gains of $278.7 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2023 and 2022, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 for derivative instruments not designated as hedges under GAAP.

TABLE 119: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2023	2022	2021
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$1.8	$(3.1)	$1.2
Other Financial Derivatives(1)	Other Operating Income	(21.2)	(22.2)	(21.3)
Gains (Losses) from non-designated risk management derivatives		$(19.4)	$(25.3)	$(20.1)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$203.9	$288.6	$292.6
Interest Rate Contracts	Security Commissions and Trading Income	8.9	9.6	15.7
Gains (Losses) from client-related and trading derivatives		$212.8	$298.2	$308.3
Total gains (losses) from derivatives not designated as hedging under GAAP		$193.4	$272.9	$288.2
(1) This line includes swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 26 – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are either directly held by, or pledged to the counterparty until the repurchase. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement and the other conditions to net are met.
The following tables summarize information related to Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase.

TABLE 120: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2023	2022
Balance at December 31	$784.7	$1,070.3
Average Balance During the Year	950.9	1,071.2
Average Interest Rate Earned During the Year	166.71%	9.68%
Maximum Month-End Balance During the Year	$1,326.2	$1,320.8
Note: The table above includes the impact of balance sheet netting of approximately $29.1 billion and $3.6 billion in 2023 and 2022, respectively.

TABLE 121: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2023	2022
Balance at December 31	$784.7	$567.2
Average Balance During the Year	401.5	433.6
Average Interest Rate Paid During the Year	383.84%	20.94%
Maximum Month-End Balance During the Year	$988.1	$869.0
Note: The table above includes the impact of balance sheet netting of approximately $29.1 billion and $3.6 billion in 2023 and 2022, respectively.

TABLE 122: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
(In Millions)	December 31, 2023	December 31, 2022
U.S. Treasury and Agency Securities	$784.7	$567.2
Total Borrowings	784.7	567.2
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 27	784.7	567.2

160 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 27 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2023 and 2022.

TABLE 123: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,006.3	$2,937.2	$69.1	$12.2	$56.9
Interest Rate Swaps OTC	301.4	189.5	111.9	—	111.9
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	3,307.8	3,126.7	181.1	12.2	168.9
Total Derivatives Not Subject to a Master Netting Arrangement	260.4	—	260.4	—	260.4
Total Derivatives	3,568.2	3,126.7	441.5	12.2	429.3
Securities Purchased under Agreements to Resell(2)	$62,860.2	$62,075.5	$784.7	$—	$784.7

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$2,928.9	$2,666.4	$262.5	$5.0	$257.5
Interest Rate Swaps OTC	217.6	144.3	73.3	—	73.3
Interest Rate Swaps Exchange Cleared	4.4	—	4.4	—	4.4
Other Financial Derivatives	0.3	—	0.3	—	0.3
Total Derivatives Subject to a Master Netting Arrangement	3,151.2	2,810.7	340.5	5.0	335.5
Total Derivatives Not Subject to a Master Netting Arrangement	581.2	—	581.2	—	581.2
Total Derivatives	3,732.4	2,810.7	921.7	5.0	916.7
Securities Purchased under Agreements to Resell(2)	$12,494.2	$11,423.9	$1,070.3	$1,070.3	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $10.3 billion and $8.9 billion as of December 31, 2023 and 2022, respectively.
(2) Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3) Including cash collateral received from counterparties.
(4) Including financial assets accepted as collateral which are received from counterparties.
(5) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2023 and 2022.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2023 and 2022.

TABLE 124: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,411.7	$2,175.7	$236.0	$—	$236.0
Interest Rate Swaps OTC	368.3	6.0	362.3	—	362.3
Interest Rate Swaps Exchange Cleared	0.9	—	0.9	—	0.9
Other Financial Derivatives	25.4	23.7	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	2,806.3	2,205.4	600.9	—	600.9
Total Derivatives Not Subject to a Master Netting Arrangement	843.5	—	843.5	—	843.5
Total Derivatives	3,649.8	2,205.4	1,444.4	—	1,444.4
Securities Sold under Agreements to Repurchase(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—

	DECEMBER 31, 2022
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,082.3	$1,826.7	$255.6	$—	$255.6
Interest Rate Swaps OTC	426.5	5.9	420.6	—	420.6
Interest Rate Swaps Exchange Cleared	5.3	—	5.3	—	5.3
Other Financial Derivatives	34.8	33.3	1.5	—	1.5
Total Derivatives Subject to a Master Netting Arrangement	2,548.9	1,865.9	683.0	—	683.0
Total Derivatives Not Subject to a Master Netting Arrangement	1,105.2	—	1,105.2	—	1,105.2
Total Derivatives	3,654.1	1,865.9	1,788.2	—	1,788.2
Securities Sold under Agreements to Repurchase(2)	$11,991.1	$11,423.9	$567.2	$567.2	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $4.0 billion and $3.2 billion as of December 31, 2023 and 2022, respectively.
(2) Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3) Including cash collateral deposited with counterparties.
(4) Including financial assets accepted as collateral which are deposited with counterparties.
(5) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2023 and 2022.

All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to set off receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. Northern Trust has elected to net securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities can be further offset by cash collateral received from, and deposited with, the transacting counterparty. The basis for this view is that, upon termination of transactions subject to a master netting arrangement or similar agreement, the individual derivative receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors. Northern Trust has elected to net derivative assets

162 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $373.1 million and $21.3 million, respectively, as of December 31, 2023, and $131.8 million and $26.3 million, respectively, as of December 31, 2022, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $1.2 billion and $190.9 million at December 31, 2023 and 2022, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1.1 billion and $55.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2023 and 2022 of $52.2 million and $135.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 125: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	DECEMBER 31, 2023	DECEMBER 31, 2022
Investment Carrying Amount
Affordable Housing	$622.8	$635.9
Other Community Development	266.3	268.4
Total Investment Carrying Amount(1)	$889.1	$904.3

Unfunded Commitments
Affordable Housing	$178.8	$218.9
Other Community Development	—	—
Total Unfunded Commitments(2)	$178.8	$218.9
(1)    As of December 31, 2023 and December 31, 2022, $857.0 million and $867.2 million are VIEs, respectively.
(2) As of December 31, 2023 and December 31, 2022, $172.0 million and $210.1 million relate to undrawn commitments on VIEs, respectively.

Tax credits and other tax benefits attributable to unconsolidated tax credit structures totaled $113.9 million and $99.1 million, respectively, as of December 31, 2023 and 2022 and are reported in Provision for Income Taxes on the consolidated statements of income.

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and therefore the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $8.8 million and $64.2 million of money market fund fees for the years ended December 31, 2023, and December 31, 2022, respectively, related to certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments. As of December 31, 2022, Northern Trust had $19.9 million of such investments valued using net asset value per share and included in Other Assets and had no unfunded commitments related to seed capital investments.
Note 29 – Pledged Assets, Accepted Collateral and Restricted Assets
Pledged Assets. For our liquidity management strategy, we may pledge loans and/or securities to various financial market utilities to allow for client payment, clearing and settlement processing as part of our custody services. We may pledge loans or securities to Central Banks, Federal Home Loan Bank (FHLB) of Chicago and third parties for various purposes, for example: securing public and trust deposits, repurchase agreements, borrowings and derivative contracts.
For the year ended December 31, 2023 and 2022, respectively, $1.1 billion and $453.9 million of collateral we pledge, related to loans and/or securities, is eligible to be repledged or sold by the secured party. The following table presents the carrying value of Northern Trust’s pledged assets by type.

TABLE 126: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2023	2022
Debt Securities(1)	$33.0	$31.4
Loans(2)	10.3	11.8
Total Pledged Assets	$43.3	$43.2
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.

164 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts. The following table presents the fair value of securities accepted as collateral.

TABLE 127: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022
Collateral that may be repledged or sold
Reverse repurchase agreements(1)	$62,767.8	$12,119.4
Derivative contracts	12.2	5.0
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	450.0
Total Collateral Accepted	$62,780.0	$12,574.4
(1) The fair value of securities collateral that was repledged or sold totaled $62.0 billion and $11.5 billion at December 31, 2023 and 2022, respectively. This primarily includes collateral accepted as related to the sponsored member program. Refer to Note 24, “Commitments and Contingent Liabilities” and Note 27, “Offsetting of Assets and Liabilities” for further information.

Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of December 31, 2023 and 2022, these balances totaled $722.2 million and $330.4 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheet.
At December 31, 2023 and 2022, Northern Trust held cash of $575.2 million and $574.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements at December 31, 2023 and 2022.
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
The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation may pay dividends only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve). Our Bank subsidiary could have declared additional dividends of approximately $1.5 billion at December 31, 2023, without obtaining prior regulatory approval.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 165

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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on a fully taxable equivalent (FTE) basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
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
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain corporate transactions and costs incurred associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within the Other segment.
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
The following tables reflect the earnings contribution and average assets of Northern Trust’s reporting segments for the years ended December 31, 2023, 2022, and 2021. Segment results are stated on an FTE basis which has no impact on net income. Financial measures stated on an FTE basis includes FTE adjustments of $57.5 million, $45.6 million, and $35.6 million for 2023, 2022, and 2021, respectively.

166 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 128: ASSET SERVICING RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,461.9	$2,496.3	$2,487.3
Foreign Exchange Trading Income	213.0	281.0	279.0
Other Noninterest Income	263.4	250.7	261.2
Total Noninterest Income	2,938.3	3,028.0	3,027.5
Net Interest Income(1)	1,197.3	1,072.7	637.2
Revenue(1)	4,135.6	4,100.7	3,664.7
Provision for (Release of) Credit Losses	0.5	2.4	(33.8)
Noninterest Expense	3,273.2	3,092.7	2,863.0
Income before Income Taxes(1)	861.9	1,005.6	835.5
Provision for Income Taxes(1)	187.1	243.2	194.1
Net Income	$674.8	$762.4	$641.4
Percentage of Consolidated Net Income	61%	57%	41%
Average Assets	$101,472.6	$115,646.4	$120,883.2
(1) Financial measures stated on an FTE basis.

TABLE 129: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,899.9	$1,936.3	$1,873.8
Foreign Exchange Trading Income (Loss)	(9.1)	7.6	13.6
Other Noninterest Income	150.8	137.7	188.2
Total Noninterest Income	2,041.6	2,081.6	2,075.6
Net Interest Income(1)	842.2	860.1	781.1
Revenue(1)	2,883.8	2,941.7	2,856.7
Provision for (Release of) Credit Losses	24.0	9.6	(47.7)
Noninterest Expense	1,882.3	1,815.5	1,651.1
Income before Income Taxes(1)	977.5	1,116.6	1,253.3
Provision for Income Taxes(1)	245.9	310.0	317.0
Net Income	$731.6	$806.6	$936.3
Percentage of Consolidated Net Income	66%	60%	61%
Average Assets	$41,176.6	$36,905.5	$35,480.0
(1) Financial measures stated on an FTE basis.

TABLE 130: OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2023	2022	2021
Noninterest Income (Loss)	$(188.4)	$(235.6)	$(21.3)
Net Interest Income(1)	—	—	—
Revenue(1)	(188.4)	(235.6)	(21.3)
Noninterest Expense	128.7	74.7	21.8
Income (Loss) before Income Taxes(1)	(317.1)	(310.3)	(43.1)
Provision (Benefit) for Income Taxes(1)	(18.0)	(77.3)	(10.7)
Net Income (Loss)	$(299.1)	$(233.0)	$(32.4)
Percentage of Consolidated Net Income (Loss)	(27)%	(17)%	(2)%
Average Assets	$—	$—	$—
(1) Financial measures stated on an FTE basis.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 131: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,361.8	$4,432.6	$4,361.1
Foreign Exchange Trading Income	203.9	288.6	292.6
Other Noninterest Income	225.8	152.8	428.1
Total Noninterest Income	4,791.5	4,874.0	5,081.8
Net Interest Income	1,982.0	1,887.2	1,382.7
Revenue	6,773.5	6,761.2	6,464.5
Provision for (Release of) Credit Losses	24.5	12.0	(81.5)
Noninterest Expense	5,284.2	4,982.9	4,535.9
Income before Income Taxes	1,464.8	1,766.3	2,010.1
Provision for Income Taxes	357.5	430.3	464.8
Net Income	$1,107.3	$1,336.0	$1,545.3
Average Assets	$142,649.2	$152,551.9	$156,363.2

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
TABLE 132: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

($ In Millions)	TOTAL ASSETS	% OF TOTAL	TOTAL REVENUE(1)	% OF TOTAL	INCOME BEFORE INCOME TAXES	% OF TOTAL	NET INCOME	% OF TOTAL
2023
Non-U.S.	$39,661.5	26%	$2,156.1	32%	$473.7	32%	$354.0	32%
U.S.	111,121.6	74%	4,617.4	68%	991.1	68%	753.3	68%
Total	$150,783.1	100%	$6,773.5	100%	$1,464.8	100%	$1,107.3	100%
2022
Non-U.S.	$35,991.3	23%	$2,273.3	34%	$560.9	32%	$420.2	31%
U.S.	119,045.4	77%	4,487.9	66%	1,205.4	68%	915.8	69%
Total	$155,036.7	100%	$6,761.2	100%	$1,766.3	100%	$1,336.0	100%
2021
Non-U.S.	$38,555.3	21%	$2,017.5	31%	$569.4	28%	$426.7	28%
U.S.	145,334.5	79%	4,447.0	69%	1,440.7	72%	1,118.6	72%
Total	$183,889.8	100%	$6,464.5	100%	$2,010.1	100%	$1,545.3	100%
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

168 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. The results of the 2023 DFAST, published by the Federal Reserve Board on June 28, 2023, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2023 and continues through September 30, 2024.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2023 and 2022, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2023, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank. The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.
TABLE 133: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2023				DECEMBER 31, 2022
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$10,179.4	11.4%	$10,179.4	13.4%	$9,539.7	10.8%	$9,539.7	11.5%
The Northern Trust Company	10,806.2	12.2	10,806.2	14.6	10,111.2	11.6	10,111.2	12.4
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,768.4	6.5	4,808.6	6.5	5,684.4	6.5	5,286.2	6.5
Tier 1 Capital
Northern Trust Corporation	11,023.9	12.3	11,023.9	14.5	10,397.4	11.8	10,397.4	12.5
The Northern Trust Company	10,806.2	12.2	10,806.2	14.6	10,111.2	11.6	10,111.2	12.4
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,371.6	6.0	4,558.8	6.0	5,286.5	6.0	4,990.9	6.0
The Northern Trust Company	7,099.5	8.0	5,918.3	8.0	6,996.2	8.0	6,506.1	8.0
Total Capital
Northern Trust Corporation	12,733.9	14.2	12,514.7	16.5	12,245.5	13.9	12,045.9	14.5
The Northern Trust Company	12,279.3	13.8	12,060.2	16.3	11,766.8	13.5	11,567.2	14.2
Minimum to qualify as well-capitalized:
Northern Trust Corporation	8,952.7	10.0	7,598.0	10.0	8,810.8	10.0	8,318.1	10.0
The Northern Trust Company	8,874.4	10.0	7,397.9	10.0	8,745.3	10.0	8,132.6	10.0
Tier 1 Leverage
Northern Trust Corporation	11,023.9	8.1	11,023.9	8.1	10,397.4	7.1	10,397.4	7.1
The Northern Trust Company	10,806.2	8.0	10,806.2	8.0	10,111.2	6.9	10,111.2	6.9
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	6,764.0	5.0	6,764.0	5.0	7,323.8	5.0	7,323.8	5.0
Supplementary Leverage(1)
Northern Trust Corporation	N/A	N/A	11,023.9	8.6	N/A	N/A	10,397.4	7.9
The Northern Trust Company	N/A	N/A	10,806.2	8.5	N/A	N/A	10,111.2	7.7
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	3,825.6	3.0	N/A	N/A	3,931.5	3.0
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
The supplementary leverage ratios at December 31, 2023 and December 31, 2022 for the Corporation and the Bank reflect the impact of the final rule.
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 169

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
TABLE 134: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2023	2022
ASSETS
Cash on Deposit with Subsidiary Bank	$795.5	$601.4
Advances to Wholly-Owned Subsidiaries – Banks	3,760.0	4,010.0
Investments in Wholly-Owned Subsidiaries – Banks	11,591.4	10,897.1
– Nonbank	209.7	194.7
Other Assets	1,233.1	1,226.3
Total Assets	$17,589.7	$16,929.5
LIABILITIES
Senior Notes	$2,773.2	$2,724.2
Long-Term Debt	2,065.0	2,066.2
Other Liabilities	853.6	879.6
Total Liabilities	5,691.8	5,670.0
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	884.9
Common Stock	408.6	408.6
Additional Paid-in Capital	1,009.6	983.5
Retained Earnings	14,233.8	13,798.5
Accumulated Other Comprehensive Income (Loss)	(1,137.9)	(1,569.2)
Treasury Stock	(3,501.1)	(3,246.8)
Total Stockholders’ Equity	11,897.9	11,259.5
Total Liabilities and Stockholders’ Equity	$17,589.7	$16,929.5
TABLE 135: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
OPERATING INCOME
Dividends – Bank Subsidiaries	$850.0	$—	$751.1
– Nonbank Subsidiaries	—	—	8.3
Intercompany Interest and Other Charges	260.2	112.8	20.1
Interest and Other Income	12.2	(5.7)	32.3
Total Operating Income	1,122.4	107.1	811.8
OPERATING EXPENSES
Interest Expense	279.5	132.3	71.3
Other Operating Expenses	32.3	11.9	36.7
Total Operating Expenses	311.8	144.2	108.0
Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	810.6	(37.1)	703.8
Benefit for Income Taxes	12.4	16.9	25.7
Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	823.0	(20.2)	729.5
Equity in Undistributed Net Income of Subsidiaries – Banks	269.4	1,338.5	803.3
– Nonbank	14.9	17.7	12.5
Net Income	$1,107.3	$1,336.0	$1,545.3
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,065.5	$1,294.2	$1,503.5

170 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 136: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,107.3	$1,336.0	$1,545.3
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity in Undistributed Net Income of Subsidiaries	(284.3)	(1,356.2)	(815.8)
Change in Prepaid Expenses	1.7	(3.8)	0.1
Change in Accrued Income Taxes	(10.2)	36.6	2.2
Other Operating Activities, net	138.1	(608.2)	236.6
Net Cash Provided by (Used in) Operating Activities	952.6	(595.6)	968.4
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and Advances to Subsidiaries, net	250.0	(1,200.1)	(140.0)
Other Investing Activities, net	—	(0.1)	5.1
Net Cash Provided by (Used in) Investing Activities	250.0	(1,200.2)	(134.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	—	1,988.8	—
Repayments of Senior Notes	—	(500.0)	(500.0)
Repayment of Floating Rate Capital Debt	—	—	(278.8)
Treasury Stock Purchased	(347.5)	(35.4)	(267.6)
Net Proceeds from Stock Options	2.3	3.9	53.8
Cash Dividends Paid on Common Stock	(621.5)	(750.2)	(583.3)
Cash Dividends Paid on Preferred Stock	(41.8)	(46.5)	(41.8)
Other Financing Activities, net	—	4.9	(0.1)
Net Cash (Used in) Provided by Financing Activities	(1,008.5)	665.5	(1,617.8)
Net Change in Cash on Deposit with Subsidiary Bank	194.1	(1,130.3)	(784.3)
Cash on Deposit with Subsidiary Bank at Beginning of Year	601.4	1,731.7	2,516.0
Cash on Deposit with Subsidiary Bank at End of Year	$795.5	$601.4	$1,731.7
Note 34 – Subsequent Events
In January 2024, the Corporation sold certain available-for-sale debt securities with an amortized cost of $2.2 billion that were in an unrealized loss position in conjunction with a repositioning of the portfolio. As a result, the Corporation recognized a $189.4 million loss recorded in Investment Security Gains (Losses), net on the consolidated statements of income in the first quarter of 2024. The $189.4 million realized loss includes $18.4 million of cumulative hedge accounting basis adjustments related to discontinued fair value hedging relationships of certain available-for-sale debt securities sold.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 171

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2023, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2023, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2023, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2023, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023.

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

172 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois
February 27, 2024

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 173

ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications and Proxy Access,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Board Committees.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

174 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Income - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
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

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 175

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

(i)**
Amendment Number One, dated December 28, 2022 and effective January 1, 2023 (incorporated herein by reference to Exhibit 10.2(i) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

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

(iii)**
Amendment Number Three, dated December 28, 2022 and effective January 1, 2023 (incorporated herein by reference to Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.4**
Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**
Amendment Number One, dated December 28, 2022 and effective January 1, 2023 (incorporated herein by reference to Exhibit 10.4(i) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2024.

10.6**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2012).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	Form of New Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iv)**
Form of 2014 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

176 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Exhibit Number	Description
(v)**
Form of 2017 Stock Option Award Terms and Conditions, as amended (incorporated herein by reference to Exhibit 10.7(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

10.7**
Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.8**
Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 15, 2014 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9**
Northern Trust Corporation 2018 Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017).

10.10**	Northern Trust Corporation Key Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.11**	Northern Trust Corporation Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2017).

10.12**
Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.13**	Northern Trust Corporation 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 26, 2017).

(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(ii)**	Form of Director Stock Unit Agreement (prorated) (incorporated herein by reference to Exhibit 10.11 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(iii)**
Form of 2021 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(iv)**
Form of 2022 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(v)**
Form of 2023 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(vi)**	Form of 2020 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

(vii)**	Form of 2021 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(viii)**	Form of 2022 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(ix)**	Form of 2023 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.14**
Northern Trust Corporation Wealth Planning and Tax Consulting Services Plan, as amended and restated effective January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.15**
Northern Trust Corporation Non-Employee Director Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.16**	Northern Partners Incentive Plan, as amended and restated on January 16, 2024.

10.17**
Letter Agreement with Frederick H. Waddell, dated January 23, 2019 (incorporated herein by reference to Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.18**	The Northern Trust Company Death Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 177

Exhibit Number	Description

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

(iv)**
Amendment Number Four to The Northern Trust Company Death Benefit Plan, dated June 22, 2022 and effective May 4, 2022 (incorporated herein by reference to Exhibit 10.19(iv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.19**
Transition Agreement by and between Northern Trust Corporation and Shundrawn A. Thomas, dated as of May 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 3, 2022).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Northern Trust Corporation Rule 10D-1 Incentive-Based Compensation Recoupment Policy

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
** Indicates a management contract or a compensatory plan or agreement.
ITEM 16 – FORM 10-K SUMMARY
None.

178 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2024

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION 179

Signature	Capacity

/s/ Michael G. O'Grady	Chairman and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ Jason J. Tyler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jason J. Tyler

/s/ John P. Landers	Senior Vice President and Controller (Principal Accounting Officer)
John P. Landers

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Jose Luis Prado	Director
Jose Luis Prado

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 27, 2024

180 2023 ANNUAL REPORT | NORTHERN TRUST CORPORATION