Form 10-Q
period 2024-03-31
NORTHERN TRUST CORP
filed 2024-04-23
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At March 31, 2024, 204,591,724 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	28
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Changes in Stockholders’ Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
Item 4: Controls and Procedures	72

Part II – Other Information
Item 1: Legal Proceedings	73
Item 1A: Risk Factors	73
Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	73
Item 3: Defaults Upon Senior Securities	73
Item 4: Mine Safety Disclosures	73
Item 5: Other Information	73
Item 6: Exhibits	74

Signatures	75
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
CONDENSED INCOME STATEMENTS ($ In Millions)	2024	2023	% CHANGE(1)
Noninterest Income	$1,118.7	$1,213.4	(8)%
Net Interest Income	528.1	531.2	(1)
Total Revenue	1,646.8	1,744.6	(6)
Provision for Credit Losses	(8.5)	15.0	N/M
Noninterest Expense	1,364.7	1,285.6	6
Income before Income Taxes	290.6	444.0	(35)
Provision for Income Taxes	75.9	109.4	(31)
Net Income	$214.7	$334.6	(36)%

PER COMMON SHARE
Net Income — Basic	$0.96	$1.51	(37)%
— Diluted	0.96	1.51	(37)
Cash Dividends Declared Per Common Share	0.75	0.75	—
Book Value — End of Period (EOP)	54.83	51.37	7
Market Price — EOP	88.92	88.13	1

SELECTED BALANCE SHEET DATA ($ In Millions)	MARCH 31, 2024	DECEMBER 31, 2023	% CHANGE(1)
End of Period:
Total Assets	$156,111.0	$150,783.1	4%
Earning Assets	144,495.9	140,369.6	3
Deposits	123,941.7	116,164.0	7
Stockholders’ Equity	12,101.8	11,897.9	2

	THREE MONTHS ENDED MARCH 31,
	2024	2023	% CHANGE(1)
Average Balances:
Total Assets	$145,118.3	$148,059.9	(2)%
Earning Assets	133,816.8	135,957.4	(2)
Deposits	112,362.6	112,185.6	—
Stockholders’ Equity	11,783.7	11,281.5	4

CLIENT ASSETS ($ In Billions)	MARCH 31, 2024	DECEMBER 31, 2023	% CHANGE(1)
Assets Under Custody/Administration(2)	$16,472.5	$15,404.9	7%
Assets Under Custody	12,804.1	11,916.5	7
Assets Under Management	1,500.7	1,434.5	5
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Financial Ratios:
Return on Average Common Equity	7.3%	12.4%
Return on Average Assets	0.60	0.92
Dividend Payout Ratio	78.1	49.7
Net Interest Margin(1)	1.61	1.62

	MARCH 31, 2024		DECEMBER 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	11.4%	13.5%	11.4%	13.4%	N/A	4.5%
Tier 1 Capital	12.4	14.6	12.3	14.5	6.0	6.0
Total Capital	14.2	16.5	14.2	16.5	10.0	8.0
Tier 1 Leverage	7.8	7.8	8.1	8.1	N/A	4.0
Supplementary Leverage	N/A	8.8	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.9%	14.2%	12.2%	14.6%	6.5%	4.5%
Tier 1 Capital	11.9	14.2	12.2	14.6	8.0	6.0
Total Capital	13.4	15.8	13.8	16.3	10.0	8.0
Tier 1 Leverage	7.4	7.4	8.0	8.0	5.0	4.0
Supplementary Leverage	N/A	8.5	N/A	8.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the first quarter of 2024. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2023. Investors also should read the section entitled “Forward-Looking Statements.”
Certain terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview of Financial Results
Net Income per diluted common share was $0.96 in the current quarter and $1.51 in the first quarter of 2023. Net Income decreased $119.9 million to $214.7 million in the current quarter from $334.6 million in the prior-year quarter. Annualized return on average common equity was 7.3% in the current quarter and 12.4% in the prior-year quarter. The annualized return on average assets was 0.60% in the current quarter as compared to 0.92% in the prior-year quarter.
Revenue decreased $97.8 million, or 6%, to $1.65 billion in the current quarter from $1.74 billion in the prior-year quarter. Trust, Investment and Other Servicing Fees increased $79.3 million, or 7%, from $1.06 billion in the prior-year quarter to $1.14 billion in the current quarter, primarily due to favorable markets and new business. Other Noninterest Income (Loss) decreased $174.0 million from $149.8 million in the prior-year quarter to a loss of $24.2 million in the current quarter, primarily due to the $189.4 million available for sale debt security loss reflected in Investment Security Gains (Losses) in the current quarter, partially offset by higher Other Operating Income. Net Interest Income decreased $3.1 million, or 1%, to $528.1 million in the current quarter as compared to $531.2 million in the prior-year quarter, primarily due to higher funding costs.
In the current quarter, there was a negative Provision for Credit Losses of $8.5 million, as compared to a $15.0 million Provision for Credit Losses in the prior-year quarter. The negative provision in the current quarter resulted from decreases in both individual and collective reserves. For additional information, refer to the Provision for Credit Losses within “First Quarter Consolidated Results of Operations” section.
Noninterest Expense increased $79.1 million, or 6%, from $1.29 billion in the prior-year quarter to $1.36 billion in the current quarter, primarily attributable to higher Compensation and Equipment and Software Expenses, as well as the $12.5 million FDIC special assessment recorded in the current quarter.
The Provision for Income Taxes in the current quarter totaled $75.9 million, representing an effective tax rate of 26.1%. The Provision for Income Taxes in the prior-year quarter totaled $109.4 million, representing an effective tax rate of 24.6%.
FDIC Special Assessment
In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. During the current quarter, the FDIC published revised estimated losses as well as expected recoveries from the related bank failures. As a result, Northern Trust recognized an additional cost of $12.5 million in the current quarter, recorded to Other Operating Expense.
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

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2024	2023	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$436.7	$413.6	$23.1	6%
Investment Management	140.0	126.2	13.8	11
Securities Lending	17.9	19.1	(1.2)	(6)
Other	45.0	44.1	0.9	2
Total Asset Servicing Trust, Investment and Other Servicing Fees	$639.6	$603.0	$36.6	6%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$178.3	$163.6	$14.7	9%
East	129.9	119.8	10.1	8
West	99.9	91.2	8.7	10
Global Family Office	95.2	86.0	9.2	11
Total Wealth Management Trust, Investment and Other Servicing Fees	$503.3	$460.6	$42.7	9%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,142.9	$1,063.6	$79.3	7%
Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, are driven primarily by values of client assets under custody/administration (AUC/A), transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client-specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client AUM throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag. Securities Lending revenue is affected by market values; the demand for securities to be lent, which drives volumes; and the interest rate spread earned on the investment of cash deposited by investment firms as collateral for securities they have borrowed. The Other fee category in Asset Servicing includes such products as investment risk and analytical services, benefit payments, and other services. Revenue from these products is based generally on the volume of services provided or a fixed fee.
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets and new business. Investment Management fees increased from the prior-year quarter, primarily due to favorable markets.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions increased from the prior-year quarter, primarily due to favorable markets. Global Family Office fee income increased from the prior-year quarter, primarily due to favorable markets and asset inflows.
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED MARCH 31,			AS OF MARCH 31,
	2024	2023	CHANGE	2024	2023	CHANGE
S&P 500	4,989	3,998	25%	5,254	4,109	28%
MSCI EAFE (U.S. dollars)	2,262	2,059	10	2,347	2,093	12
MSCI EAFE (local currency)	1,447	1,301	11	1,519	1,315	16

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF MARCH 31,
	2024	2023	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,145	2,109	2%
Barclays Capital Global Aggregate Bond Index	462	459	1
Client Assets
As noted above, AUC/A and assets under management are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	CHANGE Q1-24/Q4-23	CHANGE Q1-24/Q1-23
($ In Billions)
Asset Servicing	$15,385.4	$14,362.6	$13,221.5	7%	16%
Wealth Management	1,087.1	1,042.3	953.3	4	14
Total Assets Under Custody / Administration	$16,472.5	$15,404.9	$14,174.8	7%	16%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	CHANGE Q1-24/Q4-23	CHANGE Q1-24/Q1-23
($ In Billions)
Asset Servicing	$11,723.1	$10,882.0	$10,065.6	8%	16%
Wealth Management	1,081.0	1,034.5	947.6	4	14
Total Assets Under Custody	$12,804.1	$11,916.5	$11,013.2	7%	16%
Consolidated assets under custody increased from the prior quarter, primarily reflecting favorable markets and client asset inflows, partially offset by unfavorable currency translation. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting the impact of favorable markets and favorable currency translation, partially offset by client asset outflows.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	MARCH 31, 2024			DECEMBER 31, 2023			MARCH 31, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	47%	61%	48%	46%	60%	47%	45%	58%	46%
Fixed Income Securities	31	13	30	33	13	31	33	14	32
Cash and Other Assets	20	26	21	19	27	21	20	28	20
Securities Lending Collateral	2	—	1	2	—	1	2	—	2
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	CHANGE Q1-24/Q4-23	CHANGE Q1-24/Q1-23
Equities	$6,172.5	$5,652.5	$5,091.1	9%	21%
Fixed Income Securities	3,804.2	3,737.1	3,501.4	2	9
Cash and Other Assets	2,664.2	2,359.5	2,252.8	13	18
Securities Lending Collateral	163.2	167.4	167.9	(3)	(3)
Total Assets Under Custody	$12,804.1	$11,916.5	$11,013.2	7%	16%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	CHANGE Q1-24/Q4-23	CHANGE Q1-24/Q1-23
($ In Billions)
Asset Servicing	$1,080.1	$1,032.0	$962.1	5%	12%
Wealth Management	420.6	402.5	368.3	5	14
Total Assets Under Management	$1,500.7	$1,434.5	$1,330.4	5%	13%
Consolidated assets under management increased compared to the prior quarter, primarily reflecting favorable markets and client asset inflows. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	MARCH 31, 2024			DECEMBER 31, 2023			MARCH 31, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	56%	57%	56%	55%	55%	55%	54%	53%	54%
Fixed Income Securities	11	21	14	11	22	14	11	22	14
Cash and Other Assets	18	22	19	18	23	19	18	25	19
Securities Lending Collateral	15	—	11	16	—	12	17	—	13
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	CHANGE Q1-24/Q4-23	CHANGE Q1-24/Q1-23
Equities	$841.1	$785.5	$712.1	7%	18%
Fixed Income Securities	203.5	203.4	187.6	—	8
Cash and Other Assets	292.9	278.2	262.8	5	11
Securities Lending Collateral	163.2	167.4	167.9	(2)	(3)
Total Assets Under Management	$1,500.7	$1,434.5	$1,330.4	5%	13%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	MARCH 31, 2024	DECEMBER 31, 2023	SEPTEMBER 30, 2023	JUNE 30, 2023	MARCH 31, 2023
Beginning Balance of AUM	$1,434.5	$1,249.5	$1,365.8	$1,330.4	$1,249.5
Inflows by Product
Equities	38.3	206.4	49.5	44.8	52.1
Fixed Income	15.3	57.8	15.0	11.2	14.4
Cash and Other Assets	629.5	2,012.5	565.2	551.3	276.7
Securities Lending Collateral	75.8	238.3	54.6	53.4	66.3
Total Inflows	758.9	2,515.0	684.3	660.7	409.5
Outflows by Product
Equities	(47.7)	(224.5)	(54.6)	(54.7)	(59.2)
Fixed Income	(14.6)	(57.1)	(12.4)	(10.2)	(16.6)
Cash and Other Assets	(605.0)	(1,970.3)	(559.5)	(529.7)	(264.0)
Securities Lending Collateral	(80.0)	(219.2)	(61.4)	(52.5)	(46.7)
Total Outflows	(747.2)	(2,471.1)	(687.9)	(647.1)	(386.5)
Net Inflows (Outflows)	11.7	43.9	(3.6)	13.6	23.0
Market Performance, Currency & Other
Market Performance & Other	58.8	133.8	(24.1)	27.7	52.4
Currency	(4.2)	7.3	(4.8)	(5.9)	5.5
Total Market Performance, Currency & Other	54.6	141.1	(28.9)	21.8	57.9
Ending Balance of AUM	$1,500.7	$1,434.5	$1,333.3	$1,365.8	$1,330.4

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2024	2023	CHANGE
Foreign Exchange Trading Income	$57.0	$53.0	$4.0	8%
Treasury Management Fees	9.3	8.4	0.9	11
Security Commissions and Trading Income	37.9	34.7	3.2	9
Other Operating Income	61.0	46.8	14.2	30
Investment Security Gains (Losses), net	(189.4)	6.9	(196.3)	N/M
Total Other Noninterest Income	$(24.2)	$149.8	$(174.0)	N/M
N/M - Not meaningful
Foreign Exchange Trading Income increased compared to the prior-year quarter primarily driven by higher client volumes.
Other Operating Income increased compared to the prior-year quarter, primarily driven by higher income associated with a market value increase in supplemental compensation plans and lower expense associated with existing swap agreements related to Visa Inc. Class B common shares.
Investment Security Gains (Losses), net reflects the $189.4 million available for sale debt security loss as compared to the $6.9 million gain on the sale of available for sale debt securities in the prior-year quarter, each arising from a repositioning of the portfolio.
Net Interest Income
Net Interest Income is defined as the total of Interest Income and amortized fees on earning assets, less Interest Expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets—including Federal Funds Sold, Securities Purchased under Agreements to Resell, Interest-Bearing Due From and Deposits with Banks, Federal Reserve and Other Central Bank Deposits, Securities, Loans, and Other Interest-Earning Assets—are financed by a large base of interest-bearing liabilities that include client deposits, short-term borrowings, Senior Notes and Long-Term Debt. Short-term borrowings include Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowings. Earning assets are also funded by noninterest-bearing funds, which include demand deposits and stockholders’ equity. Net Interest Income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonaccruing assets and client compensating deposit balances used to pay for services impact Net Interest Income.
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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	FIRST QUARTER
	2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$459.7	$35,897.3	5.15%	$377.0	$36,641.8	4.17%
Interest-Bearing Due from and Deposits with Banks(1)	34.6	4,418.0	3.15	28.2	4,198.7	2.72
Federal Funds Sold	—	0.5	5.64	0.2	19.7	4.79
Securities Purchased under Agreements to Resell(2)	823.9	517.9	639.92	125.9	1,046.1	48.80
Debt Securities
Available for Sale	323.2	24,049.6	5.41	234.7	25,030.4	3.80
Held to Maturity	123.8	24,498.9	2.02	103.8	25,382.2	1.64
Trading Account	—	—	—	—	1.3	7.63
Total Debt Securities	447.0	48,548.5	3.70	338.5	50,413.9	2.72
Loans(3)	655.8	41,586.9	6.34	579.5	41,959.4	5.60
Other Interest-Earning Assets(4)	31.9	2,847.7	4.51	19.3	1,677.8	4.67
Total Interest-Earning Assets	2,452.9	133,816.8	7.37	1,468.6	135,957.4	4.38
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,799.5	—	—	1,795.9	—
Other Noninterest-Earning Assets	—	9,502.0	—	—	10,306.6	—
Total Assets	$—	$145,118.3	—%	$—	$148,059.9	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$253.2	$27,349.0	3.72%	$158.0	$27,268.8	2.35%
Savings Certificates and Other Time	58.8	4,554.3	5.19	21.6	2,360.1	3.70
Non-U.S. Offices — Interest-Bearing	569.7	63,752.8	3.59	385.0	62,411.1	2.50
Total Interest-Bearing Deposits	881.7	95,656.1	3.71	564.6	92,040.0	2.49
Federal Funds Purchased	33.6	2,650.1	5.11	40.1	3,653.9	4.45
Securities Sold under Agreements to Repurchase(2)	813.9	490.1	667.86	116.1	347.1	135.62
Other Borrowings(6)	88.6	6,852.1	5.20	135.0	11,324.0	4.83
Senior Notes	44.1	2,748.7	6.45	39.2	2,748.1	5.79
Long-Term Debt	55.6	4,067.0	5.50	29.2	2,066.3	5.73
Total Interest-Bearing Liabilities	1,917.5	112,464.1	6.86	924.2	112,179.4	3.34
Interest Rate Spread	—	—	0.51	—	—	1.04
Demand and Other Noninterest-Bearing Deposits	—	16,706.5	—	—	20,145.6	—
Other Noninterest-Bearing Liabilities	—	4,164.0	—	—	4,453.4	—
Stockholders’ Equity	—	11,783.7	—	—	11,281.5	—
Total Liabilities and Stockholders’ Equity	$—	$145,118.3	—%	$—	$148,059.9	—%
Net Interest Income/Margin (FTE Adjusted)	$535.4	$—	1.61%	$544.4	$—	1.62%
Net Interest Income/Margin (Unadjusted)	$528.1	$—	1.59%	$531.2	$—	1.58%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $60.2 billion and $10.0 billion for the three months ended March 31, 2024 and 2023, respectively. Excluding the impact of netting for the three months ended March 31, 2024 and 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.46% and 4.63%, respectively. Excluding the impact of netting for the three months ended March 31, 2024 and 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.39% and 4.56%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED MARCH 31, 2024 VS. 2023
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(7.6)	$90.3	$82.7
Interest-Bearing Due from and Deposits with Banks	1.6	4.8	6.4
Federal Funds Sold	(0.2)	—	(0.2)
Securities Purchased under Agreements to Resell	(95.1)	793.1	698.0
Debt Securities
Available for Sale	(9.5)	98.0	88.5
Held to Maturity	(3.7)	23.7	20.0
Total Debt Securities	(13.2)	121.7	108.5
Loans	(4.9)	81.2	76.3
Other Interest-Earning Assets	13.2	(0.6)	12.6
Total Interest Income	$(106.2)	$1,090.5	$984.3

Interest-Bearing Deposits
Savings, Money Market and Other	$0.5	$94.7	$95.2
Savings Certificates and Other Time	26.0	11.2	37.2
Non-U.S. Offices - Interest-Bearing	8.6	176.1	184.7
Total Interest-Bearing Deposits	35.1	282.0	317.1
Federal Funds Purchased	(12.0)	5.5	(6.5)
Securities Sold under Agreements to Repurchase	66.3	631.5	697.8
Other Borrowings	(56.3)	9.9	(46.4)
Senior Notes	—	4.9	4.9
Long-Term Debt	27.6	(1.2)	26.4
Total Interest Expense	$60.7	$932.6	$993.3
Increase (Decrease) in Net Interest Income (FTE)	$(166.9)	$157.9	$(9.0)
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $7.3 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
Interest Income on cash collateral positions is reported above in Interest-Bearing Due from and Deposits with Banks, Loans and in Other Interest-Earning Assets. Interest Expense on cash collateral positions is reported above in Savings, Money Market and Other and in Non-U.S. Offices Interest-Bearing Deposits. Where it can be net, related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Net Interest Income, stated on a FTE basis, decreased from the prior-year quarter, primarily due to higher funding costs. Average earning assets decreased from the prior-year quarter, primarily due to lower borrowing activity.
The net interest margin on an FTE basis decreased from the prior-year quarter, primarily due to higher funding costs.
Federal Reserve and Other Central Bank Deposits averaged $35.9 billion and decreased $0.7 billion, or 2%, from $36.6 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.4 billion and increased $0.2 billion, or 5%, from $4.2 billion in the prior-year quarter.
Average Securities were $48.5 billion and decreased $1.9 billion, or 4%, from $50.4 billion in the prior-year quarter. Average taxable Securities were $43.3 billion in the current quarter and $47.4 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $5.2 billion in the current quarter and $3.0 billion in the prior-year quarter.
Securities Purchased under Agreements to Resell averaged $517.9 million and decreased $528.2 million, or 50%, from $1,046.1 million in the prior-year quarter, primarily due to a shift to investments in higher interest earning assets.
Loans averaged $41.6 billion and decreased $0.4 billion, or 1%, from $42.0 billion in the prior-year quarter, primarily reflecting lower levels of commercial and institutional, non-U.S, private client, and residential real estate loans, partially offset by higher levels of commercial real estate loans. Commercial and institutional loans averaged $10.6 billion and decreased $1.8 billion, or

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
15%, from $12.4 billion for the prior-year quarter. Non-U.S. loans averaged $2.8 billion and decreased $714.8 million, or 20%, from $3.6 billion for the prior-year quarter. Private client loans averaged $13.4 billion and decreased $492.3 million, or 4%, from $13.9 billion for the prior-year quarter. Residential real estate loans averaged $6.3 billion and decreased $155.0 million, or 2%, from $6.4 billion for the prior-year quarter. Commercial real estate loans averaged $5.2 billion and increased $288.2 million, or 6%, from $4.9 billion for the prior-year quarter.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, Federal Reserve stock, and money market investments of $1,516.6 million, $878.8 million, $312.0 million, $70.0 million, and $64.7 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $3.7 billion, or 4%, to an average of $95.7 billion in the current quarter from $92.0 billion in the prior-year quarter. Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 67% and 68% of total average Interest-Bearing Deposits for the three months ended March 31, 2024 and 2023, respectively. Other average interest-bearing liabilities decreased $3.3 billion, or 17%, to an average of $16.8 billion in the current quarter from $20.1 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
In the current quarter, there was a negative Provision for Credit Losses of $8.5 million, as compared to a $15.0 million Provision for Credit Losses in the prior-year quarter. The negative provision in the current quarter resulted from decreases in both individual and collective reserves. The decrease in individual reserves was driven by one Commercial and Institutional (C&I) loan that was charged-off in the current quarter. The decrease in collective reserve was primarily in the C&I portfolio, driven by improvement in the quality of the portfolio, and in the Commercial Real Estate (CRE) portfolio, driven by improved macroeconomic factors. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The Provision for Credit Losses in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis, driven by growth in the size and duration of the commercial real estate portfolio, primarily in multi-family properties, partially offset by improvement in credit quality for the commercial and institutional segment.
Net charge-offs in the current quarter were $10.4 million, reflecting $0.7 million of recoveries and $11.1 million of charge-offs. The prior-year quarter included $2.9 million of net charge-offs, reflecting $1.1 million of recoveries and $4.0 million of charge-offs.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2024	2023	CHANGE
Compensation	$627.1	$595.2	$31.9	5%
Employee Benefits	101.1	101.0	0.1	—
Outside Services	229.3	210.8	18.5	9
Equipment and Software	252.7	231.7	21.0	9
Occupancy	54.1	61.3	(7.2)	(12)
Other Operating Expense	100.4	85.6	14.8	17
Total Noninterest Expense	$1,364.7	$1,285.6	$79.1	6%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher salary expenses and higher incentives.
Outside Services expense increased compared to the prior-year quarter, primarily due to higher technical services and consulting fees, partially offset by lower subcustodian expense.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software amortization, partially offset by lower equipment depreciation.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Occupancy expense decreased compared to the prior-year quarter, primarily due to a $9.8 million charge related to early lease exits recorded in the first quarter of 2023.
Other Operating Expense increased compared to the prior-year quarter, primarily due to the $12.5 million FDIC special assessment in the current quarter, partially offset by the impact of reclassifying certain investment amortization to the Provision for Income Taxes from Other Operating Expense in accordance with a new accounting standard.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2024 was $75.9 million, representing an effective tax rate of 26.1%, compared to $109.4 million in the prior-year quarter, representing an effective tax rate of 24.6%.
The effective tax rate increased compared to the prior-year quarter primarily due to a higher net tax impact from international operations and lower net tax benefits from tax-credit investments, including the impact of reclassifying certain investment amortization to the Provision for Income Taxes from Other Operating Expense in accordance with a new accounting standard.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $31 million decrease and a $31 million increase in Net Interest Income, respectively, for the three months ended March 31, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2024 and 2023.
TABLE 16: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$639.6	$603.0	$503.3	$460.6	$—	$—	$—	$—	$1,142.9	$1,063.6
Foreign Exchange Trading Income (Loss)	59.9	54.9	(2.9)	(1.9)	—	—	—	—	57.0	53.0
Other Noninterest Income (Loss)	70.8	63.2	38.5	34.3	(190.5)	(0.7)	—	—	(81.2)	96.8
Total Noninterest Income (Loss)	770.3	721.1	538.9	493.0	(190.5)	(0.7)	—	—	1,118.7	1,213.4
Net Interest Income	293.8	312.1	241.6	232.3	—	—	(7.3)	(13.2)	528.1	531.2
Revenue	1,064.1	1,033.2	780.5	725.3	(190.5)	(0.7)	(7.3)	(13.2)	1,646.8	1,744.6
Provision for Credit Losses	(5.8)	(2.9)	(1.7)	17.9	(1.0)	—	—	—	(8.5)	15.0
Noninterest Expense	852.7	801.0	491.7	469.2	20.3	15.4	—	—	1,364.7	1,285.6
Income before Income Taxes	217.2	235.1	290.5	238.2	(209.8)	(16.1)	(7.3)	(13.2)	290.6	444.0
Provision for Income Taxes	56.6	60.5	81.4	66.1	(54.8)	(4.0)	(7.3)	(13.2)	75.9	109.4
Net Income	$160.6	$174.6	$209.1	$172.1	$(155.0)	$(12.1)	$—	$—	$214.7	$334.6
Percentage of Consolidated Net Income	N/M	52%	N/M	52%	N/M	(4)%	N/A	N/A	100%	100%
Average Assets	$106,955.0	$111,215.3	$38,163.3	$36,844.6	$—	$—	N/A	N/A	$145,118.3	$148,059.9
N/M - Not meaningful
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
Asset Servicing Foreign Exchange Trading Income
For the quarter ended March 31, 2024, Foreign Exchange Trading Income increased $5.0 million, or 9%, from the prior-year quarter, primarily driven by higher client volumes.
Asset Servicing Other Noninterest Income
For the quarter ended March 31, 2024, Other Noninterest Income increased $7.6 million, or 12%, from the prior-year quarter, primarily due to higher brokerage related revenue and higher income allocations.
Asset Servicing Net Interest Income
For the quarter ended March 31, 2024, Net Interest Income stated on an FTE basis decreased $18.3 million, or 6%, from the prior-year quarter, primarily due to the change in reporting segment allocation methodology beginning in 2024 noted above. Average earning assets decreased $5.6 billion, or 5%.
Asset Servicing Provision for Credit Losses
For the quarter ended March 31, 2024, there was a negative Provision for Credit Losses of $5.8 million compared to a $2.9 million negative Provision for Credit Losses in the prior-year quarter. The decrease of credit reserves in the current quarter resulted from decreases in both collective and individual reserves. The decrease in collective reserve was driven by improved macroeconomic factors and portfolio quality. The decrease in individual reserves was driven by one loan that was moved back to the collective reserve.
Asset Servicing Noninterest Expense
For the quarter ended March 31, 2024, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $51.7 million, or 6%, from the prior-year quarter primarily due to higher expense allocations.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Net Income
For the quarter ended March 31, 2024, Net Income increased $37.0 million, or 21%, from the prior-year quarter, primarily due to higher Trust, Investment and Other Servicing Fees and higher Net Interest Income, partially offset by higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended March 31, 2024, Other Noninterest Income increased $4.2 million, or 12%, from the prior-year quarter, primarily due to higher income allocations.
Wealth Management Net Interest Income
For the quarter ended March 31, 2024, Net Interest Income stated on an FTE basis increased $9.3 million, or 4%, from the prior-year quarter, primarily due to the change in reporting segment allocation methodology beginning in 2024 and higher average earning assets. Average earning assets increased $3.4 billion, or 10%, primarily due to higher client deposits.
Wealth Management Provision for Credit Losses
For the quarter ended March 31, 2024, there was a negative Provision for Credit Losses of $1.7 million compared to a $17.9 million Provision for Credit Losses in the prior-year quarter. The decrease of credit reserves in the current quarter resulted from decreases in both individual and collective reserves. The decrease in individual reserves was driven by one Commercial and Institutional (C&I) loan that was charged-off in the current quarter. The decrease in the collective reserve was primarily in the Commercial Real Estate (CRE) portfolio, driven by improved macroeconomic factors.
Wealth Management Noninterest Expense
For the quarter ended March 31, 2024, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $22.5 million, or 5%, from the prior-year quarter primarily reflecting higher indirect expense allocations.
Other
Other—Noninterest Income
For the quarter ended March 31, 2024, Other Noninterest Income decreased $189.8 million from the prior-year quarter, primarily due to the loss on sale of available for sale debt securities arising from a repositioning of the portfolio.
Other—Noninterest Expense
For the quarter ended March 31, 2024, Other Noninterest Expense increased $4.9 million, or 32%, from the prior-year quarter, primarily due to the $12.5 million FDIC special assessment, partially offset by lower non-allocated occupancy expense primarily arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 17: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	MARCH 31, 2024	DECEMBER 31, 2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$40.3	$34.3	$6.0	17%
Interest-Bearing Due from and Deposits with Banks(1)	4.7	5.3	(0.6)	(11)
Securities Purchased under Agreements to Resell	0.5	0.8	(0.3)	(36)
Total Debt Securities	49.1	49.3	(0.2)	—
Loans	47.3	47.6	(0.3)	(1)
Other Interest-Earning Assets(2)	2.6	3.1	(0.5)	(17)
Total Earning Assets	144.5	140.4	4.1	3
Total Assets	156.1	150.8	5.3	4
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	98.6	93.3	5.3	6
Demand and Other Noninterest-Bearing Deposits	25.3	22.8	2.5	11
Federal Funds Purchased	2.6	3.0	(0.4)	(15)
Securities Sold under Agreements to Repurchase	0.5	0.8	(0.3)	(35)
Other Borrowings(3)	6.5	6.6	(0.1)	(1)
Total Stockholders’ Equity	12.1	11.9	0.2	2
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
TABLE 18: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED MARCH 31,
($ In Billions)	2024	2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$35.9	$36.6	$(0.7)	(2)%
Interest-Bearing Due from and Deposits with Banks(1)	4.4	4.2	0.2	5
Securities Purchased under Agreements to Resell	0.5	1.1	(0.6)	(50)
Total Debt Securities	48.5	50.4	(1.9)	(4)
Loans	41.6	42.0	(0.4)	(1)
Other Interest-Earning Assets(2)	2.9	1.7	1.2	70
Total Earning Assets	133.8	136.0	(2.2)	(2)
Total Assets	145.1	148.1	(3.0)	(2)
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	95.7	92.0	3.7	4
Demand and Other Noninterest-Bearing Deposits	16.7	20.1	(3.4)	(17)
Federal Funds Purchased	2.7	3.7	(1.0)	(27)
Securities Sold under Agreements to Repurchase	0.5	0.3	0.2	41
Other Borrowings(3)	6.9	11.3	(4.4)	(39)
Total Stockholders’ Equity	11.8	11.3	0.5	4
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets decreased from the prior-year quarter, primarily due to lower borrowing activity.

CONSOLIDATED BALANCE SHEETS (continued)
Select Earning Assets. Average securities decreased from the prior-year quarter, reflecting the impact of repositioning and reinvesting in short-term securities that will mature usually in one year or less. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits increased from the prior-year quarter primarily due to an increase in client balances as a result of strategic pricing actions. Demand and Other Noninterest-Bearing Deposits decreased from the prior-year quarter as clients migrated into higher yielding products.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. The decrease in average Other Borrowings from the prior-year quarter was primarily due to strategic utilization of balance sheet capacity.
Stockholders’ Equity. During the three months ended March 31, 2024, the Corporation declared cash dividends totaling $153.4 million to common stockholders, and cash dividends totaling $16.2 million to preferred stockholders, respectively. During the three months ended March 31, 2023, the Corporation declared cash dividends totaling $158.6 million to common stockholders, and cash dividends totaling $16.2 million to preferred stockholders.
For the three months ended March 31, 2024, the Corporation repurchased 1,647,526 shares of common stock, at a total cost of $132.0 million ($80.11 average price per share), including 373,623 shares withheld to satisfy tax withholding obligations related to share-based compensation.
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
TABLE 19: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$6,112.3	$—	$—	$—	$—	$6,112.3
Obligations of States and Political Subdivisions	37.8	257.2	—	—	—	295.0
Government Sponsored Agency	12,351.4	—	—	—	—	12,351.4
Non-U.S. Government	307.6	—	—	—	—	307.6
Corporate Debt	19.2	83.0	141.0	—	7.0	250.2
Covered Bonds	275.9	—	20.9	—	—	296.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,406.4	360.8	93.6	—	—	2,860.8
Other Asset-Backed	2,523.0	—	—	—	—	2,523.0
Commercial Mortgage-Backed	641.8	—	—	—	—	641.8
Total	$24,675.4	$701.0	$255.5	$—	$7.0	$25,638.9
Percent of Total	96%	3%	1%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$3,622.2	$—	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	38.1	257.7	—	—	—	295.8
Government Sponsored Agency	11,553.0	—	—	—	—	11,553.0
Non-U.S. Government	264.4	—	—	—	—	264.4
Corporate Debt	24.7	87.0	157.4	—	10.4	279.5
Covered Bonds	325.3	—	21.8	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,353.5	334.0	212.4	—	—	2,899.9
Other Asset-Backed	2,962.6	—	—	—	—	2,962.6
Commercial Mortgage-Backed	865.3	—	—	—	—	865.3
Total	$22,009.1	$678.7	$391.6	$—	$10.4	$23,089.8
Percent of Total	95%	3%	2%	—%	—%	100%
As of both March 31, 2024 and December 31, 2023, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
TABLE 20: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$956.9	$1,614.7	$—	$—	$—	$2,571.6
Government Sponsored Agency	9,223.3	—	—	—	—	9,223.3
Non-U.S. Government	896.7	707.4	812.9	325.1	—	2,742.1
Corporate Debt	2.2	298.7	309.4	—	—	610.3
Covered Bonds	2,110.3	—	—	—	—	2,110.3
Certificates of Deposit	355.4	—	—	—	47.8	403.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,840.8	1,153.1	29.5	1.1	—	5,024.5
Other Asset-Backed	193.7	—	—	—	—	193.7
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	52.5	—	—	—	528.8	581.3
Total	$17,669.4	$3,773.9	$1,151.8	$326.2	$576.6	$23,497.9
Percent of Total	75%	16%	5%	1%	3%	100%

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
As of March 31, 2024 and December 31, 2023, the 3% and 2%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.

ASSET QUALITY (continued)
Securities Portfolio (continued)
Net unrealized losses within the investment securities portfolio totaled $2.2 billion and $2.3 billion at March 31, 2024 and December 31, 2023, respectively. Net unrealized losses as of March 31, 2024 were comprised of $35.3 million and $2.2 billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2023 were comprised of $20.1 million and $2.3 billion of gross unrealized gains and losses, respectively. $332.7 million of the $2.2 billion gross unrealized losses relate to AFS debt securities as of March 31, 2024, and $582.4 million of the $2.3 billion gross unrealized losses relate to AFS debt securities as of December 31, 2023.
As of March 31, 2024, the $25.6 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $163.0 million, $55.6 million, and $31.0 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and other asset-backed, respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2023, the $23.1 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $200.3 million, $105.8 million, and $100.0 million related to government sponsored agency, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which were primarily attributable to to lower yields and tighter spreads.
In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended March 31, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
As of March 31, 2024, the $23.5 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $289.4 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had an unrealized loss of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
TABLE 21: NONACCRUAL ASSETS

	MARCH 31, 2024			DECEMBER 31, 2023
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$7.6		21%	$16.3		26%
Commercial Real Estate	5.7		15	—		—
Total Commercial	$13.3		36%	$16.3		26%
Personal
Private Client	$2.0		5%	$20.3		32%
Residential Real Estate	21.7		59	27.0		42
Total Personal	$23.7		64%	$47.3		74%
Total Nonaccrual Loans	37.0			63.6
Other Real Estate Owned	—			1.5
Total Nonaccrual Assets	$37.0			$65.1
90 Day Past Due Loans Still Accruing	$29.8			$20.1
Nonaccrual Loans to Total Loans	0.08%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	4.4	x		2.8	x
Nonaccrual assets of $37.0 million as of March 31, 2024 decreased $28.1 million, or 43%, from December 31, 2023, primarily due to a private client loan payoff and a commercial and institutional loan charge-off. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

As of March 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $162.4 million, $25.2 million, $12.4 million, and $1.0 million, respectively. As of December 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $178.7 million, $26.9 million, $12.7 million, and $0.9 million, respectively. There was a $0.5 million and $1.2 million allowance for credit losses related to AFS debt securities as of March 31, 2024 and December 31, 2023, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three months ended March 31, 2024 and March 31, 2023 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 22: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	MARCH 31, 2024		DECEMBER 31, 2023
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$2.5	—%	$13.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	53.5	23	57.2	24
Commercial Real Estate	98.1	11	101.4	11
Non-U.S.	1.4	5	1.6	6
Other	0.7	15	0.1	13
Total Commercial	153.7	54	160.3	54
Personal
Private Client	12.1	30	12.0	30
Residential Real Estate	17.8	13	18.8	13
Non-U.S.	1.5	1	1.1	1
Other	—	2	—	2
Total Personal	31.4	46	31.9	46
Total Allowance Evaluated on a Collective Basis	$185.1		$192.2
Total Allowance for Credit Losses	$187.6		$205.6
Allowance Assigned to
Loans	$162.4		$178.7
Undrawn Commitments and Standby Letters of Credit	25.2		26.9
Total Allowance for Credit Losses	$187.6		$205.6
Allowance Assigned to Loans to Total Loans	0.34%		0.38%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 23: COMMERCIAL REAL ESTATE LOANS

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Commercial Mortgages
Apartment/ Multi-family	$1,713.7	$1,633.9
Office	1,019.9	1,035.1
Industrial/ Warehouse	739.4	687.1
Retail	665.2	620.9
Other	681.0	575.3
Total Commercial Mortgages	4,819.1	4,552.3
Construction, Acquisition and Development Loans	513.9	581.9
Total Commercial Real Estate Loans	$5,333.0	$5,134.2
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the three months ended March 31, 2024 and 2023.
TABLE 24: CASH FLOW ACTIVITY SUMMARY

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(1,452.6)	$(164.9)
Investing activities	(4,793.4)	4,919.2
Financing activities	6,936.0	(4,597.7)
Effect of Foreign Currency Exchange Rates on Cash	(172.8)	15.1
Change in Cash and Due from Banks	$517.2	$171.7
Operating Activities
Net cash used in operating activities of $1.5 billion for the three months ended March 31, 2024, was primarily attributable to higher net collateral deposited with derivative counterparties, net changes in other operating activities, pension plan contributions, partially offset by higher investment security losses.
Net cash used in operating activities of $164.9 million for the three months ended March 31, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties and an increase in receivables, partially offset by period earnings, net changes in other operating activities, and the impact of lower non-cash charges such as amortization and depreciation.
Investing Activities
Net cash used in investing activities of $4.8 billion for the three months ended March 31, 2024, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities partially offset by net proceeds of HTM debt securities.
Net cash provided by investing activities of $4.9 billion for the three months ended March 31, 2023, was primarily attributable to net proceeds associated with AFS and HTM debt securities, and decreased levels of Federal Reserve and other central bank deposits.
Financing Activities
Net cash provided by financing activities of $6.9 billion for the three months ended March 31, 2024, was primarily attributable to the increased levels of total deposits, partially offset by decreased levels of federal funds purchased.
Net cash used in financing activities of $4.6 billion for the three months ended March 31, 2023, was primarily attributable to the decreased levels of total deposits, partially offset by increased levels of short-term other borrowings and federal funds purchased. The decrease in total deposits was primarily attributable to lower levels of savings, money market and other interest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2024, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
On July 27, 2023, the U.S. banking regulators issued the Basel III Endgame Proposal, which would change how risk-based capital requirements are determined for banking organizations including Northern Trust. The proposal would eliminate the existing advanced approach methodologies for determining risk-weighted assets (RWA) and replace it with a new expanded risk-based approach. The new requirements would be phased in over a three-year period beginning July 1, 2025. Based on our current understanding of the proposed rule, we estimate that, if the expanded risk-based approach had applied on a fully phased-in basis, and in the absence of taking any actions to mitigate its impact, our expanded risk-based approach RWAs would have been approximately 5% to 15% higher than our actual standardized approach RWAs.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company determined by Basel III phased-in requirements.
TABLE 25: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	MARCH 31, 2024		DECEMBER 31, 2023		MARCH 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.4%	13.5%	11.4%	13.4%	11.3%	11.7%	N/A	4.5%
Tier 1 Capital	12.4	14.6	12.3	14.5	12.3	12.7	6.0	6.0
Total Capital	14.2	16.5	14.2	16.5	14.4	14.7	10.0	8.0
Tier 1 Leverage	7.8	7.8	8.1	8.1	7.3	7.3	N/A	4.0
Supplementary Leverage	N/A	8.8	N/A	8.6	N/A	8.3	N/A	3.0

Capital Ratios — The Northern Trust Company	MARCH 31, 2024		DECEMBER 31, 2023		MARCH 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	11.9%	14.2%	12.2%	14.6%	12.3%	12.9%	6.5%	4.5%
Tier 1 Capital	11.9	14.2	12.2	14.6	12.3	12.9	8.0	6.0
Total Capital	13.4	15.8	13.8	16.3	14.2	14.6	10.0	8.0
Tier 1 Leverage	7.4	7.4	8.0	8.0	7.3	7.3	5.0	4.0
Supplementary Leverage	N/A	8.5	N/A	8.5	N/A	8.3	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). ASU 2023-07 significantly expands disclosures about a public entity’s reportable segments, primarily through more frequent and enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the impact of ASU 2023-07 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.

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

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
RISK MANAGEMENT
Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to the same regulatory liquidity standards as U.S. global systemically important bank holding companies (GSIBs). In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, daily Liquidity Coverage Ratio and Net Stable Funding Ratio calculations to regulators.
We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 61% and 59% of total assets as of March 31, 2024 and December 31, 2023, respectively. 86% and 82% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of March 31, 2024 and December 31, 2023, respectively.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all non-U.S. currency positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

RISK MANAGEMENT (continued)
Market Risk (continued)

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of March 31, 2024 and March 31, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 26: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	MARCH 31, 2024	MARCH 31, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$31	$15
200 Basis Points	69	29
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(54)	$1
200 Basis Points	(129)	$5
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
The MVE sensitivity analysis incorporates certain critical assumptions such as interest rates and client behaviors under changing rate environments. These assumptions are based on a combination of historical analysis and future expected pricing behavior. The simulation cannot precisely estimate MVE sensitivity given uncertainty in the assumptions. Many of the assumptions that apply to NII sensitivity also apply to MVE sensitivity simulations, with the following separate key assumptions incorporated into the MVE simulation:

▪the present value of nonmaturity deposits is estimated using dynamic decay methodologies or estimated remaining lives, which are based on a combination of Northern Trust’s actual historical runoff patterns and management

RISK MANAGEMENT (continued)
Market Risk (continued)

judgment—some balances are assumed to be core and have longer lives while other balances are assumed to be temporary and have comparatively shorter lives;
▪the present values of most noninterest-bearing balances (such as receivables, equipment, and payables) are the same as their book values; and
▪Monte Carlo simulation is used to generate forward interest rate paths.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at March 31, 2024 and December 31, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 27: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(382)	$(360)
200 Basis Points	(850)	(817)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$401	$430
200 Basis Points	622	725
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
TABLE 28: GLOBAL FOREIGN CURRENCY VALUE-AT-RISK

(In Millions)	TOTAL VaR (FX AND IR DRIVERS)			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023	MARCH 31, 2024	DECEMBER 31, 2023	MARCH 31, 2023
High	$1.7	$1.8	$0.3	$2.0	$1.7	$0.2	$0.4	$0.3	$0.3
Low	0.2	0.3	0.1	0.1	0.2	—	0.1	0.1	0.1
Average	0.7	0.8	0.2	0.6	0.8	0.1	0.2	0.2	0.2
Quarter-End	0.3	1.7	0.2	0.2	1.6	0.2	0.2	0.1	0.1
For the GFX portfolio, the daily high, low, average, and quarter-end VaR values were all less than $1.8 million for the quarter ended March 31, 2024. During the three months ended March 31, 2024, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.

RISK MANAGEMENT (continued)
Market Risk (continued)

VaR measures for interest rate derivatives (IRDs), historically immaterial, became temporarily inflated during the second quarter of 2023 as a result of transitions of IRD contracts from London Interbank Offered Rate (LIBOR) to Secured Overnight Finance Rate (SOFR) referencing. Although they remained elevated relative to historical levels, the risk measures declined in the third quarter of 2023. For the IRD portfolio, the daily high, low, average, and quarter-end VaR values were all less than $0.5 million for the quarter ended March 31, 2024.
Foreign currency balances arise not from executing trades but rather in the course of regular business operations, namely from non-U.S.-dollar-denominated revenues and expenses accruing onto the Corporation’s balance sheet. No longer hedged as of the third quarter of 2023, the balances are considered trading positions for regulatory purposes. For foreign currency balances, the daily high, low, average, and quarter-end VaR values were all less than $2.1 million for the quarter ended March 31, 2024.
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
TABLE 29: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2024	2023
Net Interest Income
Interest Income - GAAP	$2,445.6	$1,455.4
Add: FTE Adjustment	7.3	13.2
Interest Income (FTE) - Non-GAAP	$2,452.9	$1,468.6

Net Interest Income - GAAP	$528.1	$531.2
Add: FTE Adjustment	7.3	13.2
Net Interest Income (FTE) - Non-GAAP	$535.4	$544.4

Net Interest Margin - GAAP	1.59%	1.58%
Net Interest Margin (FTE) - Non-GAAP	1.61%	1.62%

Total Revenue
Total Revenue - GAAP	$1,646.8	$1,744.6
Add: FTE Adjustment	7.3	13.2
Total Revenue (FTE) - Non-GAAP	$1,654.1	$1,757.8

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

FORWARD-LOOKING STATEMENTS (continued)

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
•risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	MARCH 31, 2024	DECEMBER 31, 2023

ASSETS
Cash and Due from Banks	$5,308.7	$4,791.5
Federal Reserve and Other Central Bank Deposits	40,269.9	34,326.2
Interest-Bearing Deposits with Banks	1,372.1	1,939.0
Securities Purchased under Agreements to Resell	500.1	784.7
Debt Securities
Available for Sale (Amortized cost of $25,941.9 and $23,659.0)	25,638.9	23,089.8
Held to Maturity (Fair value of $21,641.4 and $24,473.0)	23,497.9	26,221.7
Total Debt Securities	49,136.8	49,311.5
Loans
Commercial	25,417.1	25,412.8
Personal	21,925.5	22,204.2
Total Loans (Net of unearned income of $6.6 and $5.9)	47,342.6	47,617.0
Allowance for Credit Losses	(175.8)	(192.3)
Buildings and Equipment	488.0	502.2
Client Security Settlement Receivables	116.4	212.6
Goodwill	697.5	702.3
Other Assets	11,054.7	10,788.4
Total Assets	$156,111.0	$150,783.1
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$16,484.5	$14,246.4
Savings, Money Market and Other Interest-Bearing	25,893.5	25,252.1
Savings Certificates and Other Time	5,636.6	4,109.7
Non U.S. Offices — Noninterest-Bearing	8,842.4	8,584.7
— Interest-Bearing	67,084.7	63,971.1
Total Deposits	123,941.7	116,164.0
Federal Funds Purchased	2,600.5	3,045.4
Securities Sold Under Agreements to Repurchase	511.4	784.7
Other Borrowings	6,526.2	6,567.8
Senior Notes	2,743.5	2,773.2
Long-Term Debt	4,069.0	4,065.0
Other Liabilities	3,616.9	5,485.1
Total Liabilities	144,009.2	138,885.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 204,591,724 and 205,126,224	408.6	408.6
Additional Paid-In Capital	983.5	1,009.6
Retained Earnings	14,278.9	14,233.8
Accumulated Other Comprehensive Loss	(917.6)	(1,137.9)
Treasury Stock (40,579,800 and 40,045,300 shares, at cost)	(3,536.5)	(3,501.1)
Total Stockholders’ Equity	12,101.8	11,897.9
Total Liabilities and Stockholders’ Equity	156,111.0	150,783.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions Except Share Information)	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,142.9	$1,063.6
Foreign Exchange Trading Income	57.0	53.0
Treasury Management Fees	9.3	8.4
Security Commissions and Trading Income	37.9	34.7
Other Operating Income	61.0	46.8
Investment Security Gains (Losses), net	(189.4)	6.9
Total Noninterest Income	1,118.7	1,213.4
Net Interest Income
Interest Income	2,445.6	1,455.4
Interest Expense	1,917.5	924.2
Net Interest Income	528.1	531.2
Provision for Credit Losses	(8.5)	15.0
Net Interest Income after Provision for Credit Losses	536.6	516.2
Noninterest Expense
Compensation	627.1	595.2
Employee Benefits	101.1	101.0
Outside Services	229.3	210.8
Equipment and Software	252.7	231.7
Occupancy	54.1	61.3
Other Operating Expense	100.4	85.6
Total Noninterest Expense	1,364.7	1,285.6
Income before Income Taxes	290.6	444.0
Provision for Income Taxes	75.9	109.4
Net Income	$214.7	$334.6
Preferred Stock Dividends	16.2	16.2
Net Income Applicable to Common Stock	$198.5	$318.4
Per Common Share
Net Income – Basic	$0.96	$1.51
– Diluted	0.96	1.51
Average Number of Common Shares Outstanding
– Basic	204,628,796	208,186,841
– Diluted	205,134,845	208,730,389

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Net Income	$214.7	$334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	213.4	180.2
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.7)	(0.1)
Net Foreign Currency Adjustments	4.6	22.7
Net Pension and Other Postretirement Benefit Adjustments	3.0	0.2
Other Comprehensive Income (Loss)	220.3	203.0
Comprehensive Income (Loss)	$435.0	$537.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Excise Tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
See accompanying notes to the consolidated financial statements.

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$214.7	$334.6
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	189.4	(6.9)
Amortization and Accretion of Securities and Unearned Income, net	(7.7)	7.0
Provision for Credit Losses	(8.5)	15.0
Depreciation and Amortization	170.3	154.9
Pension Plan Contributions	(208.0)	(16.5)
Change in Receivables	(173.4)	(193.1)
Change in Interest Payable	56.4	59.8
Change in Collateral With Derivative Counterparties, net	(1,118.0)	(717.8)
Other Operating Activities, net	(567.8)	198.1
Net Cash Used in Operating Activities	(1,452.6)	(164.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Securities Purchased under Agreements to Resell	251.9	36.4
Change in Interest-Bearing Deposits with Banks	523.3	360.0
Net Change in Federal Reserve and Other Central Bank Deposits	(6,267.8)	1,021.6
Purchases of Held to Maturity Debt Securities	(6,134.3)	(9,867.8)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	8,606.3	10,412.9
Purchases of Available for Sale Debt Securities	(5,537.5)	(1,273.9)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	2,894.5	3,626.5
Change in Loans	253.7	528.9
Purchases of Buildings and Equipment	(14.3)	(11.5)
Purchases and Development of Computer Software	(113.5)	(117.6)
Change in Client Security Settlement Receivables	90.7	400.2
Other Investing Activities, net	653.6	(196.5)
Net Cash (Used in) / Provided by Investing Activities	(4,793.4)	4,919.2
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	7,982.9	(10,478.1)
Change in Federal Funds Purchased	(445.0)	2,590.4
Change in Securities Sold under Agreements to Repurchase	(273.3)	(204.3)
Change in Short-Term Other Borrowings	(30.5)	3,766.3
Treasury Stock Purchased	(132.0)	(100.9)
Net Proceeds from Stock Options	4.1	1.6
Cash Dividends Paid on Common Stock	(153.6)	(156.5)
Cash Dividends Paid on Preferred Stock	(16.2)	(16.2)
Other Financing Activities, net	(0.4)	—
Net Cash Provided by / (Used in) Financing Activities	6,936.0	(4,597.7)
Effect of Foreign Currency Exchange Rates on Cash	(172.8)	15.1
Change in Cash and Due from Banks	517.2	171.7
Cash and Due from Banks at Beginning of Period	4,791.5	4,654.2
Cash and Due from Banks at End of Period	$5,308.7	$4,825.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$1,857.0	$864.1
Income Taxes Paid	39.3	31.2
Reclassification of certain cash collateral received from Other Operating Activities to Deposits (1)	765.3	—
(1) Beginning January 1, 2024, Northern Trust reclassified certain cash collateral received from Other Liabilities to Deposits on the consolidated statement of financial condition. Prior periods have not been restated.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2024 and 2023, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 – Recent Accounting Pronouncements
On January 1, 2024, Northern Trust adopted Accounting Standards Update (ASU) No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 allow entities to elect the proportional amortization method to account for tax equity investments if certain conditions are met regardless of the tax credit program from which the income tax credits are received. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. Upon adoption of ASU 2023-02, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 19—Variable Interest Entities for further information.
On January 1, 2024, Northern Trust adopted ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, ASU 2022-03 introduces new disclosure requirements to provide investors with information about contractual sale restrictions including the nature and remaining duration of these restrictions. Upon adoption of ASU 2022-03, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the three months ended March 31, 2024 or the year ended December 31, 2023.
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
Northern Trust’s Level 2 assets include AFS and certain trading account debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2024, Northern Trust’s AFS debt securities portfolio included 910 Level 2 debt securities with an aggregate market value of $19.5 billion. Substantially all were valued by external pricing vendors. As of December 31, 2023, Northern Trust’s AFS debt securities portfolio included 929 Level 2 debt securities with an aggregate market value of $19.5 billion. All 929 debt securities were valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of March 31, 2024 and December 31, 2023, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 30: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$21.0 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	9.22%			9.22%
			Expected Duration	6	-	24 months	10 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	9	-	27 months	13 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by fair value hierarchy level.
TABLE 31: RECURRING BASIS HIERARCHY LEVELING

	MARCH 31, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$6,112.3	$—	$—	$—	$6,112.3
Obligations of States and Political Subdivisions	—	295.0	—	—	295.0
Government Sponsored Agency	—	12,351.4	—	—	12,351.4
Non-U.S. Government	—	307.6	—	—	307.6
Corporate Debt	—	250.2	—	—	250.2
Covered Bonds	—	296.8	—	—	296.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,860.8	—	—	2,860.8
Other Asset-Backed	—	2,523.0	—	—	2,523.0
Commercial Mortgage-Backed	—	641.8	—	—	641.8
Total Available for Sale Debt Securities	6,112.3	19,526.6	—	—	25,638.9
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	1,357.1	—	(699.0)	658.1
Interest Rate Contracts	—	404.0	—	(215.2)	188.8
Total Derivative Assets	—	1,761.1	—	(914.2)	846.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,318.1	—	(1,051.2)	266.9
Interest Rate Contracts	—	477.9	—	(2.7)	475.2
Other Financial Derivatives(1)	—	—	21.0	(16.2)	4.8
Total Derivative Liabilities	$—	$1,796.0	$21.0	$(1,070.1)	$746.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2024, derivative assets and liabilities shown above also include reductions of $181.0 million and $336.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$3,622.2	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	—	295.8	—	—	295.8
Government Sponsored Agency	—	11,553.0	—	—	11,553.0
Non-U.S. Government	—	264.4	—	—	264.4
Corporate Debt	—	279.5	—	—	279.5
Covered Bonds	—	347.1	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,899.9	—	—	2,899.9
Other Asset-Backed	—	2,962.6	—	—	2,962.6
Commercial Mortgage-Backed	—	865.3	—	—	865.3
Total Available for Sale	3,622.2	19,467.6	—	—	23,089.8
Trading Account	—	—	—	—	—
Total Available for Sale Debt Securities	3,622.2	19,467.6	—	—	23,089.8
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	3,266.7	—	(2,937.2)	329.5
Interest Rate Contracts	—	301.5	—	(189.5)	112.0
Total Derivative Assets	—	3,568.2	—	(3,126.7)	441.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,255.2	—	(2,175.7)	1,079.5
Interest Rate Contracts	—	369.2	—	(6.0)	363.2
Other Financial Derivatives(1)	—	—	25.4	(23.7)	1.7
Total Derivative Liabilities	$—	$3,624.4	$25.4	$(2,205.4)	$1,444.4
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
(1) Consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2024 and 2023.
TABLE 32: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED MARCH 31,	2024	2023
Fair Value at January 1	$25.4	$34.8
Total (Gains) Losses:
Included in Earnings(1)	1.2	7.6
Purchases, Issues, Sales, and Settlements
Settlements	(5.5)	(7.8)
Fair Value at March 31	$21.1	$34.6
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
Assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral are subject to adjustments to reflect management’s judgment as to realizable value. The fair value of collateral-dependent nonaccrual loans totaled $0.1 million at

Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2024. Due to immateriality, management did not apply a discount factor to the balance as of March 31, 2024. Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $43.3 million at December 31, 2023. Management adjustments consisted of a range of discount factors from 0.0% to 20.0% with a weighted average of 2.0% as of December 31, 2023. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 33: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

MARCH 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$0.1 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	N/A	N/A
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$43.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	-	20.0%	2.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of March 31, 2024 and December 31, 2023. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 34: FAIR VALUE OF FINANCIAL INSTRUMENTS

	MARCH 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,308.7	$5,308.7	$5,308.7	$—	$—
Federal Reserve and Other Central Bank Deposits	40,269.9	40,269.9	—	40,269.9	—
Interest-Bearing Deposits with Banks	1,372.1	1,372.1	—	1,372.1	—
Securities Purchased under Agreements to Resell	500.1	500.1	—	500.1	—
Debt Securities - Held to Maturity	23,497.9	21,641.4	—	21,641.4	—
Loans
Held for Investment	47,180.1	47,179.4	—	—	47,179.4
Other Assets	1,505.7	1,490.3	95.2	1,395.1	—
FINANCIAL LIABILITIES
Deposits	123,941.7	123,996.6	—	123,996.6	—
Federal Funds Purchased	2,600.5	2,600.5	—	2,600.5	—
Securities Sold Under Agreements to Repurchase	511.4	511.4	—	511.4	—
Other Borrowings	6,526.2	6,544.3	—	6,544.3	—
Senior Notes	2,743.5	2,771.3	—	2,771.3	—
Long-Term Debt	4,069.0	4,135.7	—	4,135.7	—
Unfunded Commitments	163.3	163.3	—	163.3	—
Other Liabilities	42.7	42.7	—	—	42.7

	DECEMBER 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,791.5	$4,791.5	$4,791.5	$—	$—
Federal Reserve and Other Central Bank Deposits	34,326.2	34,326.2	—	34,326.2	—
Interest-Bearing Deposits with Banks	1,939.0	1,939.0	—	1,939.0	—
Securities Purchased under Agreements to Resell	784.7	784.7	—	784.7	—
Debt Securities - Held to Maturity	26,221.7	24,473.0	—	24,473.0	—
Loans
Held for Investment	47,438.3	47,598.3	—	—	47,598.3
Other Assets	1,476.6	1,458.0	86.1	1,371.9	—
FINANCIAL LIABILITIES
Deposits	116,164.0	116,207.6	—	116,207.6	—
Federal Funds Purchased	3,045.4	3,045.4	—	3,045.4	—
Securities Sold Under Agreements to Repurchase	784.7	784.7	—	784.7	—
Other Borrowings	6,567.8	6,607.4	—	6,607.4	—
Senior Notes	2,773.2	2,798.1	—	2,798.1	—
Long-Term Debt	4,065.0	4,186.8	—	4,186.8	—
Unfunded Commitments	178.8	178.8	—	178.8	—
Other Liabilities	74.9	74.9	—	—	74.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of March 31, 2024 and December 31, 2023, and remaining maturities of AFS debt securities as of March 31, 2024.
TABLE 35: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	MARCH 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$6,121.6	$11.0	$20.3	$6,112.3
Obligations of States and Political Subdivisions	309.6	—	14.6	295.0
Government Sponsored Agency	12,501.9	12.5	163.0	12,351.4
Non-U.S. Government	325.0	0.1	17.5	307.6
Corporate Debt	256.5	0.2	6.5	250.2
Covered Bonds	302.7	0.3	6.2	296.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,912.6	3.8	55.6	2,860.8
Other Asset-Backed	2,552.4	1.6	31.0	2,523.0
Commercial Mortgage-Backed	659.6	0.2	18.0	641.8
Total	$25,941.9	$29.7	$332.7	$25,638.9

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$3,681.5	$2.2	$61.5	$3,622.2
Obligations of States and Political Subdivisions	315.8	—	20.0	295.8
Government Sponsored Agency	11,744.3	9.0	200.3	11,553.0
Non-U.S. Government	284.8	—	20.4	264.4
Corporate Debt	287.5	0.1	8.1	279.5
Covered Bonds	356.8	—	9.7	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,013.8	0.1	114.0	2,899.9
Other Asset-Backed	3,061.0	1.6	100.0	2,962.6
Commercial Mortgage-Backed	913.5	0.2	48.4	865.3
Total	$23,659.0	$13.2	$582.4	$23,089.8
TABLE 36: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

MARCH 31, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$348.1	$344.2	$3,422.0	$3,412.9	$2,351.5	$2,355.2	$—	$—	$6,121.6	$6,112.3
Obligations of States and Political Subdivisions	—	—	111.2	106.5	198.4	188.5	—	—	309.6	295.0
Government Sponsored Agency	2,631.6	2,606.9	5,460.5	5,396.1	3,409.8	3,375.2	1,000.0	973.2	12,501.9	12,351.4
Non-U.S. Government	64.8	63.5	260.2	244.1	—	—	—	—	325.0	307.6
Corporate Debt	103.1	102.3	153.4	147.9	—	—	—	—	256.5	250.2
Covered Bonds	66.4	65.9	236.3	230.9	—	—	—	—	302.7	296.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	126.8	125.4	2,564.7	2,525.9	221.1	209.5	—	—	2,912.6	2,860.8
Other Asset-Backed	218.3	213.5	2,108.8	2,083.8	122.7	123.0	102.6	102.7	2,552.4	2,523.0
Commercial Mortgage-Backed	21.7	20.6	577.1	570.2	60.8	51.0	—	—	659.6	641.8
Total	$3,580.8	$3,542.3	$14,894.2	$14,718.3	$6,364.3	$6,302.4	$1,102.6	$1,075.9	$25,941.9	$25,638.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2024 and December 31, 2023.
TABLE 37: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

MARCH 31, 2024	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$87.4	$12.0	$819.5	$8.3	$906.9	$20.3
Obligations of States and Political Subdivisions	295.0	14.6	—	—	295.0	14.6
Government Sponsored Agency	145.3	7.9	8,865.2	155.1	9,010.5	163.0
Non-U.S. Government	63.5	1.3	189.5	16.2	253.0	17.5
Corporate Debt	36.9	0.9	55.7	0.9	92.6	1.8
Covered Bonds	60.4	0.5	104.9	5.7	165.3	6.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	110.0	5.0	1,066.0	50.6	1,176.0	55.6
Other Asset-Backed	13.9	0.7	995.0	30.3	1,008.9	31.0
Commercial Mortgage-Backed	6.0	0.4	607.4	17.6	613.4	18.0
Total	$818.4	$43.3	$12,703.2	$284.7	$13,521.6	$328.0
Note: Two corporate debt AFS securities with a fair value of $80.1 million and unrealized losses of $4.7 million have been excluded from the table above as these AFS securities have a $0.5 million allowance for credit losses reported as of March 31, 2024. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
As of March 31, 2024, 784 AFS debt securities with a combined fair value of $13.5 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $328.0 million. As of March 31, 2024, unrealized losses related to AFS debt securities of $163.0 million, $55.6 million, and $31.0 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and other asset-backed, respectively, which are primarily attributable to higher intermediate rates.
As of December 31, 2023, 898 AFS debt securities with a combined fair value of $19.4 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $568.3 million. As of December 31, 2023, unrealized losses related to AFS debt securities of $200.3 million, $105.8 million, and $100.0 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which are primarily attributable to lower yields and tighter spreads.

Notes to Consolidated Financial Statements (unaudited) (continued)
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred. In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended March 31, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
There was a $0.7 million negative Provision for Credit Losses for AFS securities for the three months ended March 31, 2024. There was a $0.5 million Provision for Credit Losses for AFS securities for the three months ended March 31, 2023. There was a $0.5 million allowance for credit losses for AFS securities as of March 31, 2024 which was related to corporate debt securities and $1.2 million allowance for credit losses for AFS securities as of December 31, 2023, which was related to corporate debt securities and non-U.S. agency bonds. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of March 31, 2024 and December 31, 2023, and remaining maturities of HTM debt securities as of March 31, 2024.
TABLE 38: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	MARCH 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,571.6	$0.3	$89.5	$2,482.4
Government Sponsored Agency	9,223.3	1.6	1,099.2	8,125.7
Non-U.S. Government	2,742.1	0.1	92.3	2,649.9
Corporate Debt	610.3	—	24.7	585.6
Covered Bonds	2,110.3	0.7	103.8	2,007.2
Certificates of Deposit	403.2	—	0.2	403.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,024.5	1.6	289.4	4,736.7
Other Asset-Backed	193.7	1.3	0.2	194.8
Commercial Mortgage-Backed	37.6	—	0.3	37.3
Other	581.3	—	162.5	418.8
Total	$23,497.9	$5.6	$1,862.1	$21,641.4

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	2,563.9	0.5	72.4	2,492.0
Government Sponsored Agency	9,355.3	2.3	1,012.4	8,345.2
Non-U.S. Government	4,789.1	0.2	90.7	4,698.6
Corporate Debt	646.1	—	28.2	617.9
Covered Bonds	2,208.6	0.3	108.3	2,100.6
Certificates of Deposit	585.1	—	0.7	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	3.2	294.9	4,953.8
Other Asset-Backed	214.2	0.4	0.2	214.4
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	576.3	—	147.0	429.3
Total	$26,221.7	$6.9	$1,755.6	$24,473.0

Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2024, the $23.5 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $289.4 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher intermediate rates. As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had unrealized losses of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
TABLE 39: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

MARCH 31, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$60.4	$60.0	$1,206.8	$1,174.1	$1,039.9	$998.1	$264.5	$250.2	$2,571.6	$2,482.4
Government Sponsored Agency	990.3	883.6	3,419.8	3,038.5	3,138.9	2,768.6	1,674.3	1,435.0	9,223.3	8,125.7
Non-U.S. Government	1,569.9	1,564.7	1,139.3	1,056.5	32.9	28.7	—	—	2,742.1	2,649.9
Corporate Debt	247.8	243.0	347.3	329.8	15.2	12.8	—	—	610.3	585.6
Covered Bonds	493.8	492.7	1,389.9	1,310.4	226.6	204.1	—	—	2,110.3	2,007.2
Certificates of Deposit	403.2	403.0	—	—	—	—	—	—	403.2	403.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,058.4	1,035.1	3,960.5	3,697.1	5.6	4.5	—	—	5,024.5	4,736.7
Other Asset-Backed	1.2	1.2	120.7	121.5	71.8	72.1	—	—	193.7	194.8
Commercial Mortgage-Backed	—	—	37.6	37.3	—	—	—	—	37.6	37.3
Other	50.7	49.2	319.8	285.0	33.1	24.9	177.7	59.7	581.3	418.8
Total	$4,875.7	$4,732.5	$11,941.7	$11,050.2	$4,564.0	$4,113.8	$2,116.5	$1,744.9	$23,497.9	$21,641.4
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 40: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$956.9	$1,614.7	$—	$—	$—	$2,571.6
Government Sponsored Agency	9,223.3	—	—	—	—	9,223.3
Non-U.S. Government	896.7	707.4	812.9	325.1	—	2,742.1
Corporate Debt	2.2	298.7	309.4	—	—	610.3
Covered Bonds	2,110.3	—	—	—	—	2,110.3
Certificates of Deposit	355.4	—	—	—	47.8	403.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,840.8	1,153.1	29.5	1.1	—	5,024.5
Other Asset-Backed	193.7	—	—	—	—	193.7
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	52.5	—	—	—	528.8	581.3
Total	$17,669.4	$3,773.9	$1,151.8	$326.2	$576.6	$23,497.9
Percent of Total	75%	16%	5%	1%	3%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% and 97% of the HTM portfolio at March 31, 2024 and December 31, 2023, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both March 31, 2024 and December 31, 2023 and 3% and 2% which were not rated by Moody’s, S&P Global, or Fitch Ratings at March 31, 2024 and December 31, 2023, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. Proceeds of $2.0 billion from the sale of debt securities resulted in an investment security loss of $189.4 million for the three months ended March 31, 2024. The loss was comprised of $56.6 million in other asset-backed securities, $48.2 million in sub-sovereign, supranational and non-U.S. agency bonds, $34.8 million in U.S. government securities, $23.0 million in government-sponsored agency securities, $22.6 million in commercial mortgage-backed securities, and $4.2 million in covered bonds. Proceeds of $2.1 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the three months ended March 31, 2023. The gain was comprised of a $9.8 million gain in obligations of states and political subdivisions, offset by losses of $1.2 million in corporate debt, $0.9 million in commercial mortgage-backed, and $0.8 million in other asset-backed securities.
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 41: LOANS

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Commercial
Commercial and Institutional(1)	$10,980.6	$11,555.3
Commercial Real Estate	5,333.0	5,134.2
Non-U.S.(1)	2,372.7	2,778.5
Other	6,730.8	5,944.8
Total Commercial	25,417.1	25,412.8
Personal
Private Client	14,092.2	14,360.0
Residential Real Estate	6,315.2	6,327.1
Non-U.S.	387.2	428.8
Other	1,130.9	1,088.3
Total Personal	21,925.5	22,204.2
Total Loans	$47,342.6	$47,617.0
(1) Commercial and institutional and commercial-non-U.S. combined include $5.1 billion and $4.5 billion of private equity capital call finance loans at March 31, 2024 and December 31, 2023, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2024 and December 31, 2023, equity credit lines totaled $229.9 million and

Notes to Consolidated Financial Statements (unaudited) (continued)
$228.7 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 96% of the total equity credit lines as of March 31, 2024 and December 31, 2023, respectively.
Included within the commercial-other, commercial-non-U.S., and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $9.0 billion and $8.4 billion at March 31, 2024 and December 31, 2023, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $10.7 million and $12.1 million at March 31, 2024 and December 31, 2023, respectively.
Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale at March 31, 2024 or December 31, 2023. There were no loans sold for the three months ended March 31, 2024 and March 31, 2023.
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust uses a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and their probability of their default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan class.
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
Loan segment and class balances as of March 31, 2024 and December 31, 2023 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

March 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$40.2	$411.4	$458.1	$715.7	$69.9	$539.6	$4,735.9	$15.0	$6,985.8
4 to 5 Category	51.1	757.9	757.4	627.1	117.6	218.3	1,196.2	78.6	3,804.2
6 to 9 Category	—	4.2	75.5	57.6	3.9	1.7	45.9	1.8	190.6
Total Commercial and Institutional	91.3	1,173.5	1,291.0	1,400.4	191.4	759.6	5,978.0	95.4	10,980.6
C&I Gross Charge-offs	—	(7.3)	(1.3)	—	—	—	—	—	(8.6)
Commercial Real Estate
Risk Rating:
1 to 3 Category	9.3	346.9	411.7	277.7	25.7	78.6	67.0	—	1,216.9
4 to 5 Category	151.9	1,617.5	1,087.7	392.9	208.6	340.6	204.5	7.8	4,011.5
6 to 9 Category	—	16.1	35.3	30.3	2.5	20.4	—	—	104.6
Total Commercial Real Estate	161.2	1,980.5	1,534.7	700.9	236.8	439.6	271.5	7.8	5,333.0
Commercial Real Estate Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	950.4	—	—	43.0	44.7	22.3	933.5	—	1,993.9
4 to 5 Category	176.9	26.9	0.8	—	—	100.7	58.2	—	363.5
6 to 9 Category	1.1	—	14.2	—	—	—	—	—	15.3
Total Non-U.S.	1,128.4	26.9	15.0	43.0	44.7	123.0	991.7	—	2,372.7
Other
Risk Rating:
1 to 3 Category	3,865.8	—	—	—	—	—	—	—	3,865.8
4 to 5 Category	2,865.0	—	—	—	—	—	—	—	2,865.0
Total Other	6,730.8	—	—	—	—	—	—	—	6,730.8
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	8,111.7	3,180.9	2,840.7	2,144.3	472.9	1,322.2	7,241.2	103.2	25,417.1
Commercial Gross Charge-offs	—	(7.3)	(3.7)	—	—	—	—	—	(11.0)
Personal
Private Client
Risk Rating:
1 to 3 Category	28.9	472.7	109.5	49.5	60.1	96.0	5,056.1	168.2	6,041.0
4 to 5 Category	21.8	324.3	449.6	519.5	96.3	190.3	5,970.2	451.9	8,023.9
6 to 9 Category	—	16.2	0.2	—	—	—	10.9	—	27.3
Total Private Client	50.7	813.2	559.3	569.0	156.4	286.3	11,037.2	620.1	14,092.2
Residential Real Estate
Risk Rating:
1 to 3 Category	42.8	272.2	409.4	430.1	367.5	863.2	230.9	—	2,616.1
4 to 5 Category	44.3	203.3	738.1	766.8	675.2	1,042.9	161.7	—	3,632.3
6 to 9 Category	—	—	7.3	0.1	0.4	45.6	13.4	—	66.8
Total Residential Real Estate	87.1	475.5	1,154.8	1,197.0	1,043.1	1,951.7	406.0	—	6,315.2
Residential Real Estate Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	0.4	3.8	—	0.6	—	4.5	43.9	—	53.2
4 to 5 Category	—	23.9	15.5	23.3	—	24.9	231.0	7.4	326.0
6 to 9 Category	8.0	—	—	—	—	—	—	—	8.0
Total Non-U.S.	8.4	27.7	15.5	23.9	—	29.4	274.9	7.4	387.2
Other
Risk Rating:
1 to 3 Category	636.3	—	—	—	—	—	—	—	636.3
4 to 5 Category	494.6	—	—	—	—	—	—	—	494.6
Total Other	1,130.9	—	—	—	—	—	—	—	1,130.9
Total Personal	1,277.1	1,316.4	1,729.6	1,789.9	1,199.5	2,267.4	11,718.1	627.5	21,925.5
Personal Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Total Loans	$9,388.8	$4,497.3	$4,570.3	$3,934.2	$1,672.4	$3,589.6	$18,959.3	$730.7	$47,342.6
Total Loans Gross Charge-offs (1)	$—	$(7.3)	$(3.7)	$—	$—	$(0.1)	$—	$—	$(11.1)
(1) There was $4 million of charge-offs for the three months ended March 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$443.9	$534.1	$668.3	$78.1	$137.2	$409.9	$4,909.8	$15.0	$7,196.3
4 to 5 Category	801.4	790.9	729.5	138.7	120.5	178.7	1,332.4	72.0	4,164.1
6 to 9 Category	13.8	70.0	60.8	12.0	0.1	1.7	34.7	1.8	194.9
Total Commercial and Institutional	1,259.1	1,395.0	1,458.6	228.8	257.8	590.3	6,276.9	88.8	11,555.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	403.6	389.9	159.1	23.9	37.8	44.8	51.0	—	1,110.1
4 to 5 Category	1,513.5	1,208.8	521.0	218.4	252.8	96.0	136.3	7.9	3,954.7
6 to 9 Category	16.1	—	30.5	—	8.2	14.6	—	—	69.4
Total Commercial Real Estate	1,933.2	1,598.7	710.6	242.3	298.8	155.4	187.3	7.9	5,134.2
CRE Gross Charge-offs	(0.7)	(4.4)	—	—	—	—	—	—	(5.1)
Non-U.S.
Risk Rating:
1 to 3 Category	487.9	—	43.2	65.2	34.2	3.3	760.0	—	1,393.8
4 to 5 Category	974.7	0.8	—	—	—	150.0	243.4	—	1,368.9
6 to 9 Category	1.5	14.3	—	—	—	—	—	—	15.8
Total Non-U.S.	1,464.1	15.1	43.2	65.2	34.2	153.3	1,003.4	—	2,778.5
Other
Risk Rating:
1 to 3 Category	4,313.2	—	—	—	—	—	—	—	4,313.2
4 to 5 Category	1,631.6	—	—	—	—	—	—	—	1,631.6
Total Other	5,944.8	—	—	—	—	—	—	—	5,944.8
Other Gross Charge-offs	(0.6)	—	—	—	—	—	—	—	(0.6)
Total Commercial	10,601.2	3,008.8	2,212.4	536.3	590.8	899.0	7,467.6	96.7	25,412.8
Commercial Gross Charge-offs	(1.3)	(4.4)	—	—	—	—	—	—	(5.7)
Personal
Private Client
Risk Rating:
1 to 3 Category	504.7	140.8	52.3	67.5	8.7	134.7	5,320.9	168.1	6,397.7
4 to 5 Category	290.1	488.2	655.1	100.9	158.8	44.7	5,721.5	447.8	7,907.1
6 to 9 Category	23.6	0.3	—	—	—	18.3	13.0	—	55.2
Total Private Client	818.4	629.3	707.4	168.4	167.5	197.7	11,055.4	615.9	14,360.0
Residential Real Estate
Risk Rating:
1 to 3 Category	278.7	464.0	500.6	373.3	142.4	722.4	219.8	—	2,701.2
4 to 5 Category	191.6	694.9	717.4	686.7	290.0	805.3	170.3	—	3,556.2
6 to 9 Category	—	10.9	—	0.7	1.6	43.6	12.9	—	69.7
Total Residential Real Estate	470.3	1,169.8	1,218.0	1,060.7	434.0	1,571.3	403.0	—	6,327.1
RRE Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Non-U.S.
Risk Rating:
1 to 3 Category	15.5	—	0.6	—	—	4.6	71.4	—	92.1
4 to 5 Category	12.7	16.0	39.2	—	16.4	8.9	236.1	7.4	336.7
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Non-U.S.	28.2	16.0	39.8	—	16.4	13.5	307.5	7.4	428.8
Other
Risk Rating:
1 to 3 Category	461.7	—	—	—	—	—	—	—	461.7
4 to 5 Category	626.6	—	—	—	—	—	—	—	626.6
Total Other	1,088.3	—	—	—	—	—	—	—	1,088.3
Total Personal	2,405.2	1,815.1	1,965.2	1,229.1	617.9	1,782.5	11,765.9	623.3	22,204.2
Personal Gross Charge-Offs	$(0.8)	$—	$—	$—	$—	$(1.0)	$—	$—	$(1.8)
Total Loans	13,006.4	4,823.9	4,177.6	1,765.4	1,208.7	2,681.5	19,233.5	720.0	47,617.0
Total Loans Gross Charge-Offs	$(2.1)	$(4.4)	$—	$—	$—	$(1.0)	$—	$—	$(7.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of March 31, 2024 and December 31, 2023.
TABLE 43: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
March 31, 2024
Commercial
Commercial and Institutional	$10,963.0	$7.3	$—	$2.7	$10,973.0	$7.6	$10,980.6	$7.6
Commercial Real Estate	5,265.2	56.0	—	6.1	5,327.3	5.7	5,333.0	5.7
Non-U.S.	2,372.7	—	—	—	2,372.7	—	2,372.7	—
Other	6,730.8	—	—	—	6,730.8	—	6,730.8	—
Total Commercial	25,331.7	63.3	—	8.8	25,403.8	13.3	25,417.1	13.3
Personal
Private Client	13,941.1	112.6	18.5	18.0	14,090.2	2.0	14,092.2	—
Residential Real Estate	6,261.2	18.5	10.8	3.0	6,293.5	21.7	6,315.2	21.7
Non-U.S.	354.8	32.4	—	—	387.2	—	387.2	—
Other	1,130.9	—	—	—	1,130.9	—	1,130.9	—
Total Personal	21,688.0	163.5	29.3	21.0	21,901.8	23.7	21,925.5	21.7
Total Loans	$47,019.7	$226.8	$29.3	$29.8	$47,305.6	$37.0	$47,342.6	$35.0
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$37.0

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2023
Commercial
Commercial and Institutional	$11,374.6	$163.7	$0.7	$—	$11,539.0	$16.3	$11,555.3	$4.1
Commercial Real Estate	5,123.7	4.4	6.1	—	5,134.2	—	5,134.2	—
Non-U.S.	2,778.5	—	—	—	2,778.5	—	2,778.5	—
Other	5,944.8	—	—	—	5,944.8	—	5,944.8	—
Total Commercial	25,221.6	168.1	6.8	—	25,396.5	16.3	25,412.8	4.1
Personal
Private Client	14,240.0	63.9	24.8	11.0	14,339.7	20.3	14,360.0	18.3
Residential Real Estate	6,283.0	7.5	0.5	9.1	6,300.1	27.0	6,327.1	27.0
Non-U.S	428.2	—	0.6	—	428.8	—	428.8	—
Other	1,088.3	—	—	—	1,088.3	—	1,088.3	—
Total Personal	22,039.5	71.4	25.9	20.1	22,156.9	47.3	22,204.2	45.3
Total Loans	$47,261.1	$239.5	$32.7	$20.1	$47,553.4	$63.6	$47,617.0	$49.4
	Other Real Estate Owned					$1.5
	Total Nonaccrual Assets					$65.1
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.7 million for the three months ended March 31, 2024 and 2023.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of March 31, 2024 and December 31, 2023, Northern Trust held foreclosed real estate properties with an immaterial carrying value as a result of obtaining physical possession. In addition, as of March 31, 2024 and December 31, 2023, Northern Trust had loans with a carrying value of $3.7 million and $3.5 million, respectively, for which formal foreclosure proceedings were in process.

Notes to Consolidated Financial Statements (unaudited) (continued)
Loan Modifications to Borrowers Experiencing Financial Difficulty
For borrowers experiencing financial difficulties, Northern Trust may provide payment relief by modifying the terms of the original loan. Loan modifications to borrowers experiencing financial difficulty involve primarily extensions of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.

The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of March 31, 2024 and March 31, 2023, disaggregated by relevant class of financing receivable and type of modification provided.
TABLE 44: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

		THREE MONTHS ENDED MARCH 31, 2024		THREE MONTHS ENDED MARCH 31, 2023
($ In Millions)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Commercial
Total Commercial		$—	—%	$—	—%
Personal
Residential Real Estate	Deferred Principal and Interest	$—	—%	$2.9	0.05%
Residential Real Estate	Extension of Term	0.1	—	—	—
Private Client	Extension of Term	0.2	—	—	—
Total Personal		$0.3	—%	$2.9	0.05%
Total Loans		$0.3	—%	$2.9	0.05%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 45: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	THREE MONTHS ENDED MARCH 31, 2024	THREE MONTHS ENDED MARCH 31, 2023
	FINANCIAL EFFECT	FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Personal
Residential Real Estate	—
Northern Trust provided a weighted average of 180 days payment deferrals to borrowers for immaterial principal and interest deferral amounts. These payments are, in general, due at the end of the deferral period.

TERM EXTENSION
Personal
Residential Real Estate	Northern Trust provided weighted average term extensions of 14 months.	—
Private Client	Northern Trust provided weighted average term extensions of 22 months.	—
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. Of the loans that were modified in the last 12 months, and were not performing in accordance with their modified terms and considered past due for purposes of these disclosures as of March 31, 2024, there were $0.5 million 30-89 days past due and $7.8 million 90 days and greater past due. Given that principal and interest were deferred under the modified terms for all financially distressed modifications processed in the first quarter of 2023, none of the modified loans were considered past-due as of March 31, 2023. As of three months ended March 31, 2024, Northern Trust charged-off $8.2 million related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. There were no defaults and related charge-offs since the adoption of the ASU 2022-02 as of January 1, 2023 through the three months ended March 31, 2023.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of March 31, 2024 and December 31, 2023, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding changes in the total allowance for credit losses during the three months ended March 31, 2024 and 2023.
TABLE 46: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$178.7	$26.9	$12.7	$0.9	$219.2
Charge-Offs	(11.1)	—	—	—	(11.1)
Recoveries	0.7	—	—	—	0.7
Net Recoveries (Charge-Offs)	(10.4)	—	—	—	(10.4)
Provision for Credit Losses(1)	(5.9)	(1.7)	(0.3)	0.1	(7.8)
Balance at End of Period	$162.4	$25.2	$12.4	$1.0	$201.0
(1) The table excludes a negative provision for credit losses of $0.7 million for the three months ended March 31, 2024 for AFS debt securities. See further detail in Note 4—Securities.

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED MARCH 31, 2023
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

Excluding the impact of the negative provision for available for sale debt securities, there was a negative Provision for Credit Losses of $7.8 million in the current quarter, as compared to a $14.5 million provision in the prior-year quarter. The negative provision resulted from decreases in both individual and collective reserves. The decrease in individual reserves was driven by one Commercial and Institutional (C&I) loan that was charged-off in the current quarter. The decrease in collective reserve was primarily in the C&I portfolio, driven by improvement in the quality of the portfolio, and in the Commercial Real Estate (CRE) portfolio, driven by improved macroeconomic factors. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
There were net charge-offs of $10.4 million during the three months ended March 31, 2024, as compared to net charge-offs of $2.9 million for the three months ended March 31, 2023. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, disposable income, and real estate price indices, as well as financial market factors such as market volatility and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of steady growth, with inflation and labor markets stabilizing and interest rates falling. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three months ended March 31, 2024 and 2023.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED MARCH 31, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.1)	(11.1)	—	—	—
Recoveries	—	0.7	0.7	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	0.6	(10.4)	—	—	—
Provision for Credit Losses	(4.1)	(1.8)	(5.9)	(2.4)	0.7	(1.7)
Balance at End of Period	$131.7	$30.7	$162.4	$22.5	$2.7	$25.2

	THREE MONTHS ENDED MARCH 31, 2023
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.0)	—	(4.0)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(4.0)	1.1	(2.9)	—	—	—
Provision for Credit Losses	18.6	(0.1)	18.5	(5.0)	0.8	(4.2)
Balance at End of Period	$130.8	$29.1	$159.9	$31.3	$3.0	$34.3

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
Allowance Related to Credit Exposure Evaluated on an Individual Basis. The individual allowance is determined through individual evaluation of loans and lending-related commitments that have defaulted, generally those with borrower ratings of 8 and 9, that are based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of March 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 48: RECORDED INVESTMENTS IN LOANS

	MARCH 31, 2024			DECEMBER 31, 2023
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$14.5	$38.7	$53.2	$33.7	$62.6	$96.3
Evaluated on a Collective Basis	25,402.6	21,886.8	47,289.4	25,379.1	22,141.6	47,520.7
Total Loans	25,417.1	21,925.5	47,342.6	25,412.8	22,204.2	47,617.0
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	0.5	2.0	2.5	11.4	2.0	13.4
Evaluated on a Collective Basis	131.2	28.7	159.9	135.4	29.9	165.3
Allowance Assigned to Loans	131.7	30.7	162.4	146.8	31.9	178.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on a Collective Basis	22.5	2.7	25.2	24.9	2.0	26.9
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	22.5	2.7	25.2	24.9	2.0	26.9
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$154.2	$33.4	$187.6	$171.7	$33.9	$205.6
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three months ended March 31, 2024 and 2023.
TABLE 49: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for Credit Losses	(0.1)	—	(0.1)	(0.1)	—	—	(0.3)
Balance at End of Period	$0.8	$3.5	$2.1	$1.1	$0.1	$4.8	$12.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 50: ACCRUED INTEREST

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Loans	$253.0	$241.7
Debt Securities
Held to Maturity	69.8	72.0
Available for Sale	175.0	129.2
Other Financial Assets	110.3	86.0
Total	$608.1	$528.9
The amount of accrued interest reversed through interest income for loans was immaterial for the three months ended March 31, 2024 and 2023, and there was no accrued interest reversed through interest income related to any other financial assets for the three months ended March 31, 2024 and 2023.
Note 7 – Pledged Assets, Accepted Collateral and Restricted Assets
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
As of March 31, 2024 and December 31, 2023, respectively, $1.4 billion and $1.1 billion of collateral we pledge, related to loans and/or securities, is eligible to be repledged or sold by the secured party. The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 51: TYPE OF PLEDGED ASSETS

(In Billions)	MARCH 31, 2024	DECEMBER 31, 2023
Debt Securities(1)	$30.8	$33.0
Loans(2)	10.6	10.3
Total Pledged Assets	$41.4	$43.3
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
The following table presents the fair value of securities accepted as collateral.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 52: ACCEPTED COLLATERAL

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$66,327.9	$62,767.8
Derivative contracts	3.6	12.2
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$66,331.5	$62,780.0
(1) The fair value of securities collateral that was repledged or sold totaled $65.7 billion and $62.0 billion at March 31, 2024 and December 31, 2023, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of March 31, 2024 and December 31, 2023, these balances totaled $818.9 million and $722.2 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At March 31, 2024 and December 31, 2023, Northern Trust held cash of $563.4 million and $575.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for the three months ended March 31, 2024 and 2023, respectively.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the three months ended March 31, 2024, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 53: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2023	$621.9	$80.4	$702.3
Foreign Exchange Rates	(4.8)	—	(4.8)
Balance at March 31, 2024	$617.1	$80.4	$697.5
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2024 and December 31, 2023 were as follows.
TABLE 54: OTHER INTANGIBLE ASSETS

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$130.9	$135.0
Less: Accumulated Amortization	63.9	63.4
Net Book Value	$67.0	$71.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.3 million for the three months ended March 31, 2024 and March 31, 2023. Amortization for the remainder of 2024 and for the years 2025, 2026, 2027, and 2028 is estimated to be $6.9 million, $8.6 million, $8.3 million, $8.0 million, and $7.4 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of March 31, 2024 and December 31, 2023 were as follows.
TABLE 55: CAPITALIZED SOFTWARE

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$3,905.3	$3,781.7
Less: Accumulated Amortization	1,893.9	1,754.2
Net Book Value	$2,011.4	$2,027.5

Notes to Consolidated Financial Statements (unaudited) (continued)
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $140.4 million and $121.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $31 million decrease and a $31 million increase in Net Interest Income, respectively, for the three months ended March 31, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three-month periods ended March 31, 2024 and 2023.
TABLE 56: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$639.6	$603.0	$503.3	$460.6	$—	$—	$—	$—	$1,142.9	$1,063.6
Foreign Exchange Trading Income (Loss)	59.9	54.9	(2.9)	(1.9)	—	—	—	—	57.0	53.0
Other Noninterest Income (Loss)	70.8	63.2	38.5	34.3	(190.5)	(0.7)	—	—	(81.2)	96.8
Total Noninterest Income (Loss)	770.3	721.1	538.9	493.0	(190.5)	(0.7)	—	—	1,118.7	1,213.4
Net Interest Income	293.8	312.1	241.6	232.3	—	—	(7.3)	(13.2)	528.1	531.2
Revenue	1,064.1	1,033.2	780.5	725.3	(190.5)	(0.7)	(7.3)	(13.2)	1,646.8	1,744.6
Provision for Credit Losses	(5.8)	(2.9)	(1.7)	17.9	(1.0)	—	—	—	(8.5)	15.0
Noninterest Expense	852.7	801.0	491.7	469.2	20.3	15.4	—	—	1,364.7	1,285.6
Income before Income Taxes	217.2	235.1	290.5	238.2	(209.8)	(16.1)	(7.3)	(13.2)	290.6	444.0
Provision for Income Taxes	56.6	60.5	81.4	66.1	(54.8)	(4.0)	(7.3)	(13.2)	75.9	109.4
Net Income	$160.6	$174.6	$209.1	$172.1	$(155.0)	$(12.1)	$—	$—	$214.7	$334.6
Percentage of Consolidated Net Income	N/M	52%	N/M	52%	N/M	(4)%	N/A	N/A	100%	100%
Average Assets	$106,955.0	$111,215.3	$38,163.3	$36,844.6	$—	$—	N/A	N/A	$145,118.3	$148,059.9
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
As of March 31, 2024, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of March 31, 2024, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of March 31, 2024 and December 31, 2023 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate (SOFR), as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On January 17, 2024, the Corporation declared a cash dividend of $2,300.00 per share of Series D Preferred Stock payable on April 1, 2024, to stockholders of record as of March 15, 2024.
Series E Preferred Stock. As of March 31, 2024, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of March 31, 2024 and December 31, 2023 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a

Notes to Consolidated Financial Statements (unaudited) (continued)
rate per annum equal to 4.70%. On January 17, 2024, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on April 1, 2024, to stockholders of record as of March 15, 2024.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three months ended March 31, 2024, the Corporation repurchased 1,647,526 shares of common stock, at a total cost of $132.0 million ($80.11 average price per share), including 373,623 shares withheld to satisfy tax withholding obligations related to share-based compensation. For the three months ended March 31, 2023, the Corporation repurchased 1,050,227 shares of common stock, at a total cost of $100.9 million ($96.04 average prices per share), including 326,811 shares withheld to satisfy tax withholding obligations related to share-based compensation.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at March 31, 2024 and 2023, and changes during the three months then ended.
TABLE 57: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	213.4	(0.7)	4.6	3.0	220.3
Balance at March 31, 2024	$(710.5)	$0.1	$208.2	$(415.4)	$(917.6)

	THREE MONTHS ENDED MARCH 31, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	180.2	(0.1)	22.7	0.2	203.0
Balance at March 31, 2023	$(1,187.4)	$1.1	$187.3	$(367.2)	$(1,366.2)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 58: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,	2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$73.2	$(19.4)	$53.8	$229.3	$(60.3)	$169.0
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	24.4	(6.2)	18.2	21.9	(5.5)	16.4
Net (Gains) Losses on Debt Securities(2)	189.4	(48.0)	141.4	(6.9)	1.7	(5.2)
Net Change	$287.0	$(73.6)	$213.4	$244.3	$(64.1)	$180.2
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$4.5	$(1.1)	$3.4	$0.5	$(0.1)	$0.4
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(5.5)	1.4	(4.1)	(0.6)	0.1	(0.5)
Net Change	$(1.0)	$0.3	$(0.7)	$(0.1)	$—	$(0.1)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(58.5)	$2.9	$(55.6)	$46.8	$0.2	$47.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.6)	0.1	(0.5)	—	—	—
Net Investment Hedge Gains (Losses)	81.3	(20.6)	60.7	(32.5)	8.2	(24.3)
Net Change	$22.2	$(17.6)	$4.6	$14.3	$8.4	$22.7
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$1.1	$(0.5)	$0.6	$(1.1)	$0.1	$(1.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.2	(0.8)	2.4	1.6	(0.4)	1.2
Net Change	$4.3	$(1.3)	$3.0	$0.5	$(0.3)	$0.2
Total Net Change	$312.5	$(92.2)	$220.3	$259.0	$(56.0)	$203.0

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
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 59: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED MARCH 31,
($ In Millions Except Per Common Share Information)	2024	2023
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	204,628,796	208,186,841
Net Income	$214.7	$334.6
Less: Dividends on Preferred Stock	16.2	16.2
Net Income Applicable to Common Stock	198.5	318.4
Less: Earnings Allocated to Participating Securities	2.4	3.2
Earnings Allocated to Common Shares Outstanding	196.1	315.2
Basic Net Income Per Common Share	$0.96	$1.51
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	204,628,796	208,186,841
Plus: Dilutive Effect of Share-based Compensation	506,049	543,548
Average Common and Potential Common Shares	205,134,845	208,730,389
Earnings Allocated to Common and Potential Common Shares	$196.1	$315.2
Diluted Net Income Per Common Share	0.96	1.51
Note:    For the three months ended March 31, 2024, there were de minimis common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three months ended March 31, 2023, there were no common stock equivalents excluded in the computation of diluted net income per share.
Note 13 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table presents revenues disaggregated by major revenue source.
TABLE 60: REVENUE DISAGGREGATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$467.4	$441.6
Investment Management and Advisory	593.9	540.5
Securities Lending	18.6	19.1
Other	63.0	62.4
Total Trust, Investment and Other Servicing Fees	$1,142.9	$1,063.6
Other Noninterest Income
Foreign Exchange Trading Income	$57.0	$53.0
Treasury Management Fees	9.3	8.4
Security Commissions and Trading Income	37.9	34.7
Other Operating Income	61.0	46.8
Investment Security Gains (Losses), net	(189.4)	6.9
Total Other Noninterest Income	$(24.2)	$149.8
Total Noninterest Income	$1,118.7	$1,213.4
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended March 31, 2024, revenue from contracts with clients also includes $33.7 million of the $37.9 million total Security Commissions and Trading Income and $9.3 million of the $61.0 million total Other Operating Income.

Notes to Consolidated Financial Statements (unaudited) (continued)
For the three months ended March 31, 2023, revenue from contracts with clients also includes $29.9 million of the $34.7 million total Security Commissions and Trading Income and $9.1 million of the $46.8 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at March 31, 2024 and December 31, 2023.
TABLE 61: CLIENT RECEIVABLES

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Trust Fees Receivable, net(1)	$949.4	$863.5
Other	47.7	64.9
Total Client Receivables	$997.1	$928.4
(1) Trust Fees Receivable is net of a $14.8 million and $15.9 million fee receivable allowance as of March 31, 2024 and December 31, 2023, respectively.
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 62: NET INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Interest Income
Federal Reserve and Other Central Bank Deposits	$459.7	$377.0
Interest-Bearing Due from and Deposits with Banks(1)	34.6	28.2
Federal Funds Sold	—	0.2
Securities Purchased under Agreements to Resell	823.9	125.9
Securities — Taxable	445.3	337.8
— Nontaxable(2)	0.3	0.3
Loans	653.6	578.2
Other Interest-Earning Assets(3)	28.2	7.8
Total Interest Income	$2,445.6	$1,455.4
Interest Expense
Deposits	$881.7	$564.6
Federal Funds Purchased	33.6	40.1
Securities Sold Under Agreements to Repurchase	813.9	116.1
Other Borrowings	88.6	135.0
Senior Notes	44.1	39.2
Long-Term Debt	55.6	29.2
Total Interest Expense	$1,917.5	$924.2
Net Interest Income	$528.1	$531.2
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 63: OTHER OPERATING INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Loan Service Fees	$15.7	$18.7
Banking Service Fees	13.3	12.2
Bank Owned Life Insurance	20.6	16.7
Other Income(1)	11.4	(0.8)
Total Other Operating Income	$61.0	$46.8
(1)    Other Income includes the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 64: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED MARCH 31,
In Millions)	2024	2023
Business Promotion	$16.7	$16.2
Staff Related	14.2	7.8
FDIC Insurance Premiums(1)	18.7	6.2
Charitable Contributions	2.0	3.2
Other Expenses	48.8	52.2
Total Other Operating Expense	$100.4	$85.6
(1) FDIC Insurance Premiums include an additional FDIC Special Assessment of $12.5 million for the three months ended March 31, 2024. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three months ended March 31, 2024 and 2023.
TABLE 65: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Service Cost	$13.4	$11.5
Interest Cost	13.9	13.5
Expected Return on Plan Assets	(28.9)	(25.3)
Amortization
Net Actuarial Loss	1.9	0.4
Net Periodic Pension Expense	$0.3	$0.1

NON-U.S. PENSION PLANS	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Service Cost	$0.5	$0.3
Interest Cost	1.1	1.2
Expected Return on Plan Assets	(1.6)	(1.5)
Amortization
Net Actuarial (Gain)	—	(0.1)
Net Periodic Pension (Benefit)	$—	$(0.1)

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Service Cost	$1.2	$1.2
Interest Cost	1.2	1.3
Amortization
Net Actuarial Loss	1.3	1.3
Net Periodic Pension Expense	$3.7	$3.8
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were $200.0 million of contributions to the U.S. Qualified Plan during the three months ended March 31, 2024. There were no contributions to the U.S. Qualified Plan during the three months ended March 31, 2023. There were $8.0 million and $16.5 million of contributions to the U.S. Non-Qualified Plan during the three months ended March 31, 2024 and 2023, respectively.

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
The Corporation granted 1,086,910 stock units awards with a total grant-date fair value of $86.0 million during the three months ended March 31, 2024, compared to 1,029,713 stock units awards with a total grant-date fair value of $95.9 million during the three months ended March 31, 2023. Compensation expense for the three months ended March 31, 2024 included $28.8 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $31.4 million in the prior-year quarter.
The Corporation granted 262,557 performance stock units with a total grant-date fair value of $21.0 million during the three months ended March 31, 2024, compared to 219,314 performance stock units with a total grant-date fair value of $20.6 million during the three months ended March 31, 2023. Compensation expense for the three months ended March 31, 2024 included $12.8 million attributable to performance stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $14.2 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2024 and 2023 included $4.5 million and $4.2 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2024 and 2023.
TABLE 66: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2024	2023
Restricted Stock Unit Awards	$49.4	$50.3
Performance Stock Units	17.0	14.1
Total Share-Based Compensation Expense	66.4	64.4
Tax Benefits Recognized	$16.8	$16.2
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
Tax credit structures. Northern Trust holds tax-advantaged investments in unconsolidated entities that own and operate affordable housing and projects through the new markets tax credit program. These entities, which are limited partnerships and similar entities, are primarily VIEs and are designed to generate a return primarily through the realization of tax credits and other tax benefits, such as tax deductions from operating losses of the investments. Northern Trust invests as a limited partner/investor member and lacks both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the entities. Northern Trust is not required to consolidate these entities as it does not have a controlling financial interest and thus is not the primary beneficiary.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Northern Trust’s investments in these unconsolidated entities and related unfunded commitments are reported in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets.
TABLE 67: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	MARCH 31, 2024	DECEMBER 31, 2023
Investment Carrying Amount
Affordable Housing	$603.3	$622.8
New Markets	263.1	266.3
Total Investment Carrying Amount(1)	$866.4	$889.1

Unfunded Commitments
Affordable Housing	$163.3	$178.8
New Markets	—	—
Total Unfunded Commitments(2)	$163.3	$178.8
(1)    As of March 31, 2024 and December 31, 2023, $835.7 million and $857.0 million are VIEs, respectively.
(2) As of March 31, 2024 and December 31, 2023, $156.6 million and $172.0 million relate to undrawn commitments on VIEs, respectively.

Upon adoption of ASU 2023-02 on January 1, 2024, Northern Trust elected to account for qualifying new markets tax credit investments under the proportional amortization method. Prior to the adoption of ASU 2023-02, Northern Trust accounted for qualifying affordable housing investments under the proportional amortization method and continues to do so subsequent to the adoption of ASU 2023-02. Under the proportional amortization method, the carrying amount of the investment is amortized in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and income tax benefits expected to be received over the life of the investment. Income tax credits and other income tax benefits and amortization expense associated with unconsolidated tax credit structures are primarily reported in the Provision for Income Tax on the consolidated statement of income.
Northern Trust adopted ASU 2023-02 on a modified retrospective basis. As a result, amortization expense related to new markets tax credit investments is reported in the Provision for Income Tax beginning January 1, 2024. Prior to January 1, 2024, amortization expense related to new markets tax credit investments was previously reported in Other Operating Expense. Refer to Note 2—Recent Accounting Pronouncements for additional information.
TABLE 68: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

(In Millions)	MARCH 31, 2024	MARCH 31, 2023
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$21.7	$22.4
New Markets	5.0	5.9
Total Income Tax Credits and Other Income Tax Benefits	$26.7	$28.3

Amortization Expense
Affordable Housing	$19.5	$19.8
New Markets	4.4	4.7
Total Amortization Expense	$23.9	$24.5

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
Some of the funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and, therefore, the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust voluntarily waived $2.3 million and $2.0 million of money market fund fees for the three months ended March 31, 2024 and 2023, respectively, related to certain competitive factors. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2024 and December 31, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of March 31, 2024 and December 31, 2023.
TABLE 69: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	MARCH 31, 2024			DECEMBER 31, 2023
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$10,322.2	$18,957.1	$29,279.3	$11,849.5	$18,909.6	$30,759.1
Standby Letters of Credit and Financial Guarantees(2)(3)	90,610.8	327.2	90,938.0	85,752.0	639.0	86,391.0
Commercial Letters of Credit	17.2	0.1	17.3	29.2	1.3	30.5
Securities Lent with Indemnification	138,278.1	—	138,278.1	140,539.1	—	140,539.1
Unsettled Reverse Repurchase Agreements	16,442.4	—	16,442.4	27,667.7	—	27,667.7
Total Off-Balance Sheet Financial Instruments	$255,670.7	$19,284.4	$274,955.1	$265,837.5	$19,549.9	$285,387.4
(1) These amounts exclude $259.1 million and $222.2 million of commitments participated to others at March 31, 2024 and December 31, 2023, respectively.
(2) These amounts include $41.0 million and $39.1 million of standby letters of credit secured by cash deposits or participated to others as of March 31, 2024 and December 31, 2023, respectively.
(3) These amounts include a $89.3 billion and $84.6 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of March 31, 2024 and December 31, 2023, respectively. Northern Trust became a sponsored member during the third quarter of 2021.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2024 and December 31, 2023 subject to indemnification was $138.3 billion and $140.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2024 or December 31, 2023, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the

Notes to Consolidated Financial Statements (unaudited) (continued)
settlement date. As of March 31, 2024 and December 31, 2023, there were $16.4 billion and $27.7 billion unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At March 31, 2024 and December 31, 2023, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. During the current quarter, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures As a result, Northern Trust estimated an additional cost of $12.5 million in the current quarter, recorded to Other Operating Expense.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31,

Notes to Consolidated Financial Statements (unaudited) (continued)
2024, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.
In 2015, Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. In 2017, a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. In January 2021, the Cour de Cassation, the highest court in France, reversed the June 2018 appellate court ruling, requiring a re-trial at the appellate court level. This re-trial concluded in October 2023. On March 5, 2024 the appellate court rendered a judgment against all defendants, including NTFS. NTFS was ordered to pay a fine of €187,500 in conjunction with the judgment. In addition, the court ordered that certain of those convicted in relation to tax fraud or aiding and abetting tax fraud, including NTFS, are jointly and severally liable for any allegedly unpaid estate taxes owing, plus penalties and interest. NTFS provided no tax advice and was not involved in the preparation or filing of the challenged estate tax filings in this case. Further, NTFS believes it acted in accordance with all applicable laws and fully complied with its fiduciary duties. Accordingly, NTFS filed an appeal of the judgment on March 5, 2024. Under applicable law, upon the filing by NTFS of its appeal, the judgment, as well as its effects (including the fine and joint and several liability) will be stayed pending the outcome of the appeal.
Visa Class B Common Shares. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.8 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5875 as of March 31, 2024.
In September 2018, Visa reached a proposed class settlement agreement covering damage claims but not injunctive relief claims regarding the covered litigation. In December 2019, the district court granted final approval for the proposed class settlement agreement. In March 2023, the Second Circuit Court of Appeals affirmed the district court’s approval of the class settlement agreement. Certain merchants have opted out of the class settlement and are pursuing claims separately. In March 2024, Visa announced it reached a settlement agreement covering injunctive relief claims regarding the covered litigation, this settlement is subject to court approval. The ultimate resolution of the covered litigation, the timing for removal of the selling restrictions on the Visa Class B common shares and the rate at which such shares will ultimately convert into Visa Class A common shares are uncertain.
On April 8, 2024, Visa commenced an offer to exchange outstanding shares of its Class B common stock (Exchange Offer). Under the Exchange Offer, Visa Class B common shareholders have the option to tender some or all of their Class B common shares and in return receive shares of a newly issued series of Visa Class B common shares with a value equal to half the value of the tendered shares and Visa Class C common shares with value equal to the other half of the tendered shares. The newly issued series of Visa Class B common shares are subject to the same transfer and convertibility restrictions as the currently outstanding Visa Class B common shares. The Visa Class C common shares will automatically be converted at the then applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. One third of the Visa Class C common shares received are transferable within the first 45 days following the accepted exchange, up to two-thirds are transferable within the first 90 days, and all such shares are transferable after 90 days. After the initial exchange offer, Visa can, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation. Northern Trust has submitted its election to participate in the Exchange Offer and is tendering all of the Class B shares that it currently holds.
In June 2016 and 2015, Northern Trust recorded a $123.1 million and $99.9 million net gain on the sale of 1.1 million and 1.0 million of its Visa Class B common shares, respectively. These sales do not affect Northern Trust’s risk related to the impact of the covered litigation on the rate at which such shares will ultimately convert into Visa Class A common shares. Northern Trust continued to hold approximately 4.1 million Visa Class B common shares, which are recorded at their original cost basis of

Notes to Consolidated Financial Statements (unaudited) (continued)
zero, as of March 31, 2024 and December 31, 2023. Based upon the March 28, 2024, closing price of $279.08 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B shares was approximately $1.8 billion at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
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
The following table shows the notional and fair values of all derivative financial instruments as of March 31, 2024 and December 31, 2023.

TABLE 70: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	MARCH 31, 2024			DECEMBER 31, 2023
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,466.4	$182.4	$420.1	$7,042.7	$94.7	$71.0
Foreign Exchange Contracts
Cash Flow Hedges	164.9	4.0	—	1,453.6	15.0	42.2
Net Investment Hedges	4,086.7	21.2	0.8	4,077.4	13.3	31.9
Total Derivatives Designated as Hedging under GAAP	$13,718.0	$207.6	$420.9	$12,573.7	$123.0	$145.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$—	$—	$—	$20.7	$—	$0.1
Other Financial Derivatives(3)	930.4	—	21.0	867.9	—	25.4
Total Non-Designated Risk Management Derivatives	$930.4	$—	$21.0	$888.6	$—	$25.5
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$317,051.6	$1,331.9	$1,317.3	$313,336.9	$3,238.4	$3,181.0
Interest Rate Contracts	15,892.9	221.6	57.8	13,584.1	206.8	298.2
Total Client-Related and Trading Derivatives	$332,944.5	$1,553.5	$1,375.1	$326,921.0	$3,445.2	$3,479.2
Total Derivatives Not Designated as Hedging under GAAP	$333,874.9	$1,553.5	$1,396.1	$327,809.6	$3,445.2	$3,504.7
Total Gross Derivatives	$347,592.9	$1,761.1	$1,817.0	$340,383.3	$3,568.2	$3,649.8
Less: Netting(4)		914.2	1,070.1		3,126.7	2,205.4
Total Derivative Financial Instruments		$846.9	$746.9		$441.5	$1,444.4
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    Includes swaps related to sales of certain Visa Class B common shares.

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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three month periods ended March 31, 2024 and 2023. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Northern Trust may enter into foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign- currency-denominated transactions and foreign-currency-denominated debt securities. Northern Trust may also enter into interest rate contracts to hedge changes in cash flows due to movements in interest rates of AFS debt securities. The change in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three month periods ended March 31, 2024 and 2023, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $4.0 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of March 31, 2024, one month was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three month periods ended March 31, 2024 and 2023.
TABLE 71: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED MARCH 31,	2024	2023	2024	2023	2024	2023
Total amounts on the consolidated statements of income	$2,445.6	$1,455.4	$1,917.5	$924.2	$61.0	$46.8
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	123.0	(18.5)	(30.1)	49.1	—	—
Recognized on hedged items	(123.0)	18.5	30.1	(49.1)	—	—
Amounts related to interest settlements on derivatives	22.3	12.3	(19.9)	(18.4)	—	—
Total gains (losses) recognized on fair value hedges	$22.3	$12.3	$(19.9)	$(18.4)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$5.5	$—	$—	$—	$—	$0.6
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$5.5	$—	$—	$—	$—	$0.6

The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of March 31, 2024 and December 31, 2023.
TABLE 72: HEDGED ITEMS IN FAIR VALUE HEDGES

	MARCH 31, 2024		DECEMBER 31, 2023
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,319.0	$(45.5)	$5,048.8	$77.5
Senior Notes and Long-Term Subordinated Debt	2,469.9	(274.8)	2,495.9	(248.7)
(1)    The cumulative hedge accounting basis adjustment includes $2.1 million related to discontinued hedging relationships of AFS debt securities and $25.6 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of March 31, 2024.
(2)    The cumulative hedge accounting basis adjustment includes $2.2 million related to discontinued hedging relationships of AFS debt securities and $29.6 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2023.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $81.3 million and losses of $32.5 million were recognized in AOCI related to foreign exchange contracts for the three months ended March 31, 2024 and 2023, respectively.
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
Non-designated risk management derivatives may include foreign exchange contracts entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans and forecasted foreign-currency-denominated transactions. Swaps related to sales of certain Visa Class B common shares were entered into pursuant to which Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into Visa Class A common shares. Total return swaps are entered into to manage the equity price risk associated with certain investments.
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and three months ended March 31, 2024 and 2023 for derivative instruments not designated as hedges under GAAP.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 73: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED MARCH 31,
		2024	2023
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.2)	$0.7
Other Financial Derivatives(1)	Other Operating Income	(1.2)	(8.8)
Gains (Losses) from non-designated risk management derivatives		$(1.4)	$(8.1)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$57.0	$53.0
Interest Rate Contracts	Security Commissions and Trading Income	1.2	2.5
Gains from client-related and trading derivatives		$58.2	$55.5
Total gains from derivatives not designated as hedging under GAAP		$56.8	$47.4
(1)    Includes swaps related to the sale of certain Visa Class B common shares.
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2024 and December 31, 2023.
TABLE 74: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	MARCH 31, 2024	DECEMBER 31, 2023
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$511.4	$784.7
Total Borrowings	511.4	784.7
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	511.4	784.7

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
TABLE 75: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	MARCH 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$923.3	$699.0	$224.3	$3.6	$220.7
Interest Rate Swaps OTC	399.5	215.2	184.3	—	184.3
Interest Rate Swaps Exchange Cleared	4.5	—	4.5	—	4.5
Total Derivatives Subject to a Master Netting Arrangement	1,327.3	914.2	413.1	3.6	409.5
Total Derivatives Not Subject to a Master Netting Arrangement	433.8	—	433.8	—	433.8
Total Derivatives	1,761.1	914.2	846.9	3.6	843.3
Securities Purchased under Agreements to Resell(2)	$66,364.6	$65,864.5	$500.1	$500.1	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,006.3	$2,937.2	$69.1	$12.2	$56.9
Interest Rate Swaps OTC	301.4	189.5	111.9	—	111.9
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	3,307.8	3,126.7	181.1	12.2	168.9
Total Derivatives Not Subject to a Master Netting Arrangement	260.4	—	260.4	—	260.4
Total Derivatives	3,568.2	3,126.7	441.5	12.2	429.3
Securities Purchased under Agreements to Resell(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $10.2 billion and $10.3 billion as of March 31, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
TABLE 76: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	MARCH 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,131.3	$1,051.2	$80.1	$—	$80.1
Interest Rate Swaps OTC	477.7	2.7	475.0	—	475.0
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	21.0	16.2	4.8	—	4.8
Total Derivatives Subject to a Master Netting Arrangement	1,630.2	1,070.1	560.1	—	560.1
Total Derivatives Not Subject to a Master Netting Arrangement	186.8	—	186.8	—	186.8
Total Derivatives	1,817.0	1,070.1	746.9	—	746.9
Securities Sold under Agreements to Repurchase(2)	$66,375.9	$65,864.5	$511.4	$511.4	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,411.7	$2,175.7	$236.0	$—	$236.0
Interest Rate Swaps OTC	368.3	6.0	362.3	—	362.3
Interest Rate Swaps Exchange Cleared	0.9	—	0.9	—	0.9
Other Financial Derivatives	25.4	23.7	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	2,806.3	2,205.4	600.9	—	600.9
Total Derivatives Not Subject to a Master Netting Arrangement	843.5	—	843.5	—	843.5
Total Derivatives	3,649.8	2,205.4	1,444.4	—	1,444.4
Securities Sold under Agreements to Repurchase(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $2.9 billion and $4.0 billion as of March 31, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Additional cash collateral received from and deposited with derivative counterparties totaling $78.3 million and $60.5 million, respectively, as of March 31, 2024, and $373.1 million and $21.3 million, respectively, as of December 31, 2023, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $92.7 million and $1.2 billion at March 31, 2024 and December 31, 2023, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $75.3 million and $1.1 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2024 and December 31, 2023, of $17.4 million and $52.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of March 31, 2024, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2024, the Corporation’s disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of risks identified as being most significant to Northern Trust.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2024.
TABLE 77: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1 - 31, 2024	298,692	$81.01	298,692	20,694,760
February 1 - 29, 2024	954,871	79.38	954,871	19,739,889
March 1 - 31, 2024	—	—	—	19,739,889
Total (First Quarter)	1,253,563	$79.77	1,253,563	19,739,889
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of 2024 Performance Stock Unit Award Terms and Conditions

10.2	Form of 2024 Stock Unit Award Terms and Conditions

10.3
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2024 (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.4
Northern Partners Incentive Plan, as amended and restated on January 16, 2024 (incorporated herein by reference to Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	April 23, 2024	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 23, 2024	By:	/s/ John P. Landers
John P. Landers Senior Vice President and Controller (Principal Accounting Officer)