Form 10-Q
period 2024-06-30
NORTHERN TRUST CORP
filed 2024-08-01
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2024, 201,637,855 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	34
Consolidated Balance Sheets	34
Consolidated Statements of Income	35
Consolidated Statements of Comprehensive Income	35
Consolidated Statements of Changes in Stockholders’ Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38
Item 4: Controls and Procedures	85

Part II – Other Information
Item 1: Legal Proceedings	86
Item 1A: Risk Factors	86
Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	86
Item 3: Defaults Upon Senior Securities	86
Item 4: Mine Safety Disclosures	86
Item 5: Other Information	86
Item 6: Exhibits	87

Signatures	88
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2024	2023	% CHANGE(1)	2024	2023	% CHANGE(1)
Noninterest Income	$2,192.6	$1,245.6	76%	$3,311.3	$2,459.0	35%
Net Interest Income	522.9	511.5	2	1,051.0	1,042.7	1
Total Revenue	2,715.5	1,757.1	55	4,362.3	3,501.7	25
Provision for Credit Losses	8.0	(15.5)	N/M	(0.5)	(0.5)	N/M
Noninterest Expense	1,533.9	1,331.9	15	2,898.6	2,617.5	11
Income before Income Taxes	1,173.6	440.7	166	1,464.2	884.7	66
Provision for Income Taxes	277.5	108.9	155	353.4	218.3	62
Net Income	$896.1	$331.8	170%	$1,110.8	$666.4	67%

PER COMMON SHARE
Net Income — Basic	$4.35	$1.56	179%	$5.30	$3.07	72%
— Diluted	4.34	1.56	179	5.28	3.07	72
Cash Dividends Declared Per Common Share	0.75	0.75	—	1.50	1.50	—
Book Value — End of Period (EOP)	58.38	51.94	12	58.38	51.94	12
Market Price — EOP	83.98	74.14	13	83.98	74.14	13

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2024	DECEMBER 31, 2023	% CHANGE(1)
End of Period:
Total Assets	$156,797.1	$150,783.1	4%
Earning Assets	144,445.3	140,369.6	3
Deposits	122,990.9	116,164.0	6
Stockholders’ Equity	12,655.8	11,897.9	6

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2024	2023	% CHANGE(1)	2024	2023	% CHANGE(1)
Average Balances:
Total Assets	$148,001.2	$145,899.6	1%	$146,559.8	$146,973.8	—%
Earning Assets	135,401.1	134,116.4	1	134,608.9	135,031.8	—
Deposits	113,341.6	105,598.7	7	112,852.2	108,874.0	4
Stockholders’ Equity	12,358.8	11,448.7	8	12,071.3	11,365.5	6

CLIENT ASSETS ($ In Billions)	JUNE 30, 2024	DECEMBER 31, 2023	% CHANGE(1)
Assets Under Custody/Administration(2)	$16,567.4	$15,404.9	8%
Assets Under Custody	13,041.4	11,916.5	9
Assets Under Management	1,526.7	1,434.5	6
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Financial Ratios:
Return on Average Common Equity	31.2%	12.4%	19.6%	12.4%
Return on Average Assets	2.44	0.91	1.52	0.91
Dividend Payout Ratio	17.3	48.1	28.4	48.9
Net Interest Margin(1)	1.57	1.57	1.59	1.60

	JUNE 30, 2024		DECEMBER 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.6%	13.9%	11.4%	13.4%	N/A	4.5%
Tier 1 Capital	13.6	15.0	12.3	14.5	6.0	6.0
Total Capital	15.5	16.9	14.2	16.5	10.0	8.0
Tier 1 Leverage	8.0	8.0	8.1	8.1	N/A	4.0
Supplementary Leverage	N/A	9.1	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.9%	14.6%	12.2%	14.6%	6.5%	4.5%
Tier 1 Capital	12.9	14.6	12.2	14.6	8.0	6.0
Total Capital	14.6	16.1	13.8	16.3	10.0	8.0
Tier 1 Leverage	7.6	7.6	8.0	8.0	5.0	4.0
Supplementary Leverage	N/A	8.6	N/A	8.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2024. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2023. Investors also should read the section entitled “Forward-Looking Statements.”
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
Overview of Financial Results
Revenue for the three months ended June 30, 2024 increased $958.4 million, or 55%, to $2.72 billion in the current quarter from $1.76 billion in the prior-year quarter. The current-quarter results include a $878.4 million net gain related to the Visa transactions. For further detail on the Visa transactions, refer to Note 20—Commitments and Contingent Liabilities for further information.
Trust, Investment and Other Servicing Fees increased $69.8 million, or 6%, from $1.10 billion in the prior-year quarter to $1.17 billion in the current quarter, primarily due to favorable markets and new business.
Other Noninterest Income increased $877.2 million from $149.3 million in the prior-year quarter to $1.03 billion in the current quarter. The increase in Other Noninterest Income in the current quarter reflects the net gain related to the Visa transactions, partially offset by a loss recognized as a result of a securities repositioning related to the supplemental pension plan and impairment charges taken on certain investments.
Net Interest Income increased $11.4 million, or 2%, to $522.9 million in the current quarter as compared to $511.5 million in the prior-year quarter, primarily due to higher client deposits, partially offset by higher funding costs.
In the current quarter, there was a Provision for Credit Losses of $8.0 million, as compared to a negative Provision for Credit Losses of $15.5 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within “Second Quarter Consolidated Results of Operations” section.
Noninterest Expense increased $202.0 million, or 15%, from $1.33 billion in the prior-year quarter to $1.53 billion in the current quarter, primarily attributable to $182.2 million of restructuring charges and other notable items, including severance-related charges of $85.2 million, a $70 million charitable commitment to the Northern Trust Foundation, higher software amortization acceleration and dispositions, and a legal settlement recorded in the current quarter.
The Provision for Income Taxes in the current quarter totaled $277.5 million, representing an effective tax rate of 23.6%. The Provision for Income Taxes in the prior-year quarter totaled $108.9 million, representing an effective tax rate of 24.7%.
Net Income per diluted common share was $4.34 in the current quarter and $1.56 in the second quarter of 2023. Net Income increased $564.3 million to $896.1 million in the current quarter from $331.8 million in the prior-year quarter. Annualized return on average common equity was 31.2% in the current quarter and 12.4% in the prior-year quarter. The annualized return on average assets was 2.44% in the current quarter as compared to 0.91% in the prior-year quarter.
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

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$445.9	$427.4	$18.5	4%
Investment Management	145.7	134.1	11.6	9
Securities Lending	16.5	21.5	(5.0)	(24)
Other	42.5	38.2	4.3	11
Total Asset Servicing Trust, Investment and Other Servicing Fees	$650.6	$621.2	$29.4	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$180.7	$166.0	$14.7	9%
East	132.7	124.1	8.6	7
West	103.3	93.7	9.6	10
Global Family Office	98.8	91.3	7.5	8
Total Wealth Management Trust, Investment and Other Servicing Fees	$515.5	$475.1	$40.4	8%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,166.1	$1,096.3	$69.8	6%
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
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets and new business, partially offset by lower transaction volumes. Investment Management fees increased from the prior-year quarter, primarily due to favorable markets. Securities Lending decreased from the prior-year quarter, primarily due to lower spreads and lower volumes.
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
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2024	2023	CHANGE	2024	2023	CHANGE
S&P 500	5,247	4,205	25%	5,460	4,450	23%
MSCI EAFE (U.S. dollars)	2,325	2,121	10	2,315	2,132	9
MSCI EAFE (local currency)	1,516	1,337	13	1,520	1,357	12

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2024	2023	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,147	2,092	3%
Barclays Capital Global Aggregate Bond Index	456	452	1
Client Assets
As noted above, AUC/A and assets under management (AUM) are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	CHANGE Q2-24/Q1-24	CHANGE Q2-24/Q2-23
($ In Billions)
Asset Servicing	$15,470.8	$15,385.4	$13,483.5	1%	15%
Wealth Management	1,096.6	1,087.1	995.4	1	10
Total Assets Under Custody / Administration	$16,567.4	$16,472.5	$14,478.9	1%	14%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	CHANGE Q2-24/Q1-24	CHANGE Q2-24/Q2-23
($ In Billions)
Asset Servicing	$11,955.5	$11,723.1	$10,295.7	2%	16%
Wealth Management	1,085.9	1,081.0	989.1	—	10
Total Assets Under Custody	$13,041.4	$12,804.1	$11,284.8	2%	16%
Consolidated assets under custody increased from the prior quarter, primarily reflecting favorable markets, partially offset by unfavorable currency translation. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting the impact of favorable markets and client asset inflows, partially offset by unfavorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2024			MARCH 31, 2024			JUNE 30, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	48%	62%	49%	47%	61%	48%	46%	60%	47%
Fixed Income Securities	31	13	29	31	13	30	33	13	31
Cash and Other Assets	20	25	21	20	26	21	19	27	21
Securities Lending Collateral	1	—	1	2	—	1	2	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	CHANGE Q2-24/Q1-24	CHANGE Q2-24/Q2-23
Equities	$6,381.0	$6,172.5	$5,328.7	3%	20%
Fixed Income Securities	3,801.2	3,804.2	3,524.7	—	8
Cash and Other Assets	2,698.5	2,664.2	2,262.6	1	19
Securities Lending Collateral	160.7	163.2	168.8	(2)	(5)
Total Assets Under Custody	$13,041.4	$12,804.1	$11,284.8	2%	16%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	CHANGE Q2-24/Q1-24	CHANGE Q2-24/Q2-23
($ In Billions)
Asset Servicing	$1,107.3	$1,080.1	$989.8	3%	12%
Wealth Management	419.4	420.6	376.0	—	12
Total Assets Under Management	$1,526.7	$1,500.7	$1,365.8	2%	12%
Consolidated assets under management increased compared to the prior quarter, primarily reflecting favorable markets and client asset inflows. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2024			MARCH 31, 2024			JUNE 30, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	58%	56%	56%	57%	56%	54%	55%	54%
Fixed Income Securities	11	20	14	11	21	14	11	21	14
Cash and Other Assets	19	22	19	18	22	19	18	24	20
Securities Lending Collateral	15	—	11	15	—	11	17	—	12
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	CHANGE Q2-24/Q1-24	CHANGE Q2-24/Q2-23
Equities	$856.9	$841.1	$740.5	2%	16%
Fixed Income Securities	211.6	203.5	188.7	4	12
Cash and Other Assets	297.5	292.9	267.8	2	11
Securities Lending Collateral	160.7	163.2	168.8	(2)	(5)
Total Assets Under Management	$1,526.7	$1,500.7	$1,365.8	2%	12%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	JUNE 30, 2024	MARCH 31, 2024	DECEMBER 31, 2023	SEPTEMBER 30, 2023	JUNE 30, 2023
Beginning Balance of AUM	$1,500.7	$1,434.5	$1,333.3	$1,365.8	$1,330.4
Inflows by Product
Equities	49.6	38.3	59.9	49.5	44.8
Fixed Income	21.8	15.3	17.3	15.0	11.2
Cash and Other Assets	655.8	629.5	619.3	565.2	551.3
Securities Lending Collateral	57.2	75.8	64.0	54.6	53.4
Total Inflows	784.4	758.9	760.5	684.3	660.7
Outflows by Product
Equities	(53.5)	(47.7)	(56.0)	(54.6)	(54.7)
Fixed Income	(18.2)	(14.6)	(17.9)	(12.4)	(10.2)
Cash and Other Assets	(648.5)	(605.0)	(617.1)	(559.5)	(529.7)
Securities Lending Collateral	(59.8)	(80.0)	(58.6)	(61.4)	(52.5)
Total Outflows	(780.0)	(747.2)	(749.6)	(687.9)	(647.1)
Net Inflows (Outflows)	4.4	11.7	10.9	(3.6)	13.6
Market Performance, Currency & Other
Market Performance & Other	22.3	58.8	12.6	(24.1)	27.7
Currency	(0.7)	(4.2)	77.7	(4.8)	(5.9)
Total Market Performance, Currency & Other	21.6	54.6	90.3	(28.9)	21.8
Ending Balance of AUM	$1,526.7	$1,500.7	$1,434.5	$1,333.3	$1,365.8

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Foreign Exchange Trading Income	$58.4	$50.1	$8.3	17%
Treasury Management Fees	9.0	7.9	1.1	12
Security Commissions and Trading Income	34.3	36.1	(1.8)	(5)
Other Operating Income	924.7	55.2	869.5	N/M
Investment Security Gains (Losses), net	0.1	—	0.1	N/M
Total Other Noninterest Income	$1,026.5	$149.3	$877.2	N/M
N/M - Not meaningful
Foreign Exchange Trading Income increased compared to the prior-year quarter primarily driven by higher client volumes.
Other Operating Income increased compared to the prior-year quarter, primarily driven by the $878.4 million gain related to the net impact from the Visa transactions in the current quarter, partially offset by a loss recognized as a result of a securities repositioning related to the supplemental pension plan, and impairment charges taken on certain investments.
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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$457.6	$35,924.1	5.12%	$398.9	$34,380.4	4.65%
Interest-Bearing Due from and Deposits with Banks(1)	31.4	4,999.7	2.53	32.1	4,573.4	2.82
Federal Funds Sold	—	0.3	5.64	0.1	2.9	5.25
Securities Purchased under Agreements to Resell(2)	863.5	731.9	474.48	284.3	1,238.6	92.09
Debt Securities
Available for Sale	364.8	26,591.4	5.52	254.7	24,511.8	4.17
Held to Maturity	113.4	23,373.8	1.95	112.5	25,053.3	1.80
Trading Account	—	—	—	—	0.2	42.53
Total Debt Securities	478.2	49,965.2	3.85	367.2	49,565.3	2.97
Loans(3)	650.7	41,034.6	6.38	640.5	42,365.4	6.06
Other Interest-Earning Assets(4)	32.0	2,745.3	4.68	25.0	1,990.4	5.04
Total Interest-Earning Assets	2,513.4	135,401.1	7.47	1,748.1	134,116.4	5.23
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,802.0	—	—	1,842.5	—
Other Noninterest-Earning Assets	—	10,798.1	—	—	9,940.7	—
Total Assets	$—	$148,001.2	—%	$—	$145,899.6	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$257.1	$27,554.9	3.75%	$152.8	$22,961.2	2.67%
Savings Certificates and Other Time	78.4	6,027.4	5.23	32.0	3,036.1	4.23
Non-U.S. Offices — Interest-Bearing	562.8	63,216.3	3.58	448.7	62,046.3	2.90
Total Interest-Bearing Deposits	898.3	96,798.6	3.73	633.5	88,043.6	2.89
Federal Funds Purchased	38.7	3,010.7	5.16	87.6	7,070.0	4.97
Securities Sold under Agreements to Repurchase(2)	851.5	574.6	596.00	273.4	467.8	234.39
Other Borrowings(6)	95.3	7,053.5	5.43	156.5	12,132.6	5.17
Senior Notes	44.1	2,728.7	6.50	42.1	2,761.1	6.14
Long-Term Debt	55.7	4,071.1	5.50	30.4	2,069.7	5.89
Total Interest-Bearing Liabilities	1,983.6	114,237.2	6.98	1,223.5	112,544.8	4.36
Interest Rate Spread	—	—	0.49	—	—	0.87
Demand and Other Noninterest-Bearing Deposits	—	16,543.0	—	—	17,555.1	—
Other Noninterest-Bearing Liabilities	—	4,862.2	—	—	4,351.0	—
Stockholders’ Equity	—	12,358.8	—	—	11,448.7	—
Total Liabilities and Stockholders’ Equity	$—	$148,001.2	—%	$—	$145,899.6	—%
Net Interest Income/Margin (FTE Adjusted)	$529.8	$—	1.57%	$524.6	$—	1.57%
Net Interest Income/Margin (Unadjusted)	$522.9	$—	1.55%	$511.5	$—	1.53%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.9 billion and $21.3 billion for the three months ended June 30, 2024 and 2023, respectively. Excluding the impact of netting for the three months ended June 30, 2024 and 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.46% and 5.06%, respectively. Excluding the impact of netting for the three months ended June 30, 2024 and 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.39% and 5.04%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2024 VS. 2023
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$18.0	$40.7	$58.7
Interest-Bearing Due from and Deposits with Banks	2.8	(3.5)	(0.7)
Federal Funds Sold	(0.1)	—	(0.1)
Securities Purchased under Agreements to Resell	(7.6)	586.8	579.2
Debt Securities
Available for Sale	22.9	87.2	110.1
Held to Maturity	(7.9)	8.8	0.9
Total Debt Securities	15.0	96.0	111.0
Loans	(21.4)	31.6	10.2
Other Interest-Earning Assets	8.9	(1.9)	7.0
Total Interest Income	$15.6	$749.7	$765.3

Interest-Bearing Deposits
Savings, Money Market and Other	$34.5	$69.8	$104.3
Savings Certificates and Other Time	37.5	8.9	46.4
Non-U.S. Offices - Interest-Bearing	8.5	105.6	114.1
Total Interest-Bearing Deposits	80.5	184.3	264.8
Federal Funds Purchased	(52.2)	3.3	(48.9)
Securities Sold under Agreements to Repurchase	34.4	543.7	578.1
Other Borrowings	(68.7)	7.5	(61.2)
Senior Notes	(0.5)	2.5	2.0
Long-Term Debt	27.4	(2.1)	25.3
Total Interest Expense	$20.9	$739.2	$760.1
Increase (Decrease) in Net Interest Income (FTE)	$(5.3)	$10.5	$5.2
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $6.9 million and $13.1 million for the three months ended June 30, 2024 and 2023, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
Interest Income on cash collateral positions is reported above in Interest-Bearing Due from and Deposits with Banks, Loans and in Other Interest-Earning Assets. Interest Expense on cash collateral positions is reported above in Savings, Money Market and Other and in Non-U.S. Offices Interest-Bearing Deposits. Where it can be netted, related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Net Interest Income, stated on a FTE basis, increased from the prior-year quarter, primarily due to higher client deposits, partially offset by higher funding costs. Average earning assets increased from the prior-year quarter, primarily due to deposit growth and the proceeds from the sale of Visa shares, partially offset by lower borrowing activity.
Federal Reserve and Other Central Bank Deposits averaged $35.9 billion and increased $1.5 billion, or 4%, from $34.4 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $5.0 billion and increased $0.4 billion, or 9%, from $4.6 billion in the prior-year quarter.
Average Securities were $50.0 billion and increased $0.4 billion, or 1%, from $49.6 billion in the prior-year quarter. Average taxable Securities were $43.9 billion in the current quarter and $46.7 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $6.1 billion in the current quarter and $2.9 billion in the prior-year quarter.
Securities Purchased under Agreements to Resell averaged $731.9 million and decreased $506.7 million, or 41%, from $1.2 billion in the prior-year quarter, primarily due to a shift to investments in higher interest-earning assets.
Loans averaged $41.0 billion and decreased $1.4 billion, or 3%, from $42.4 billion in the prior-year quarter, primarily reflecting lower levels of commercial and institutional, residential real estate, non-U.S, private client, and commercial real estate loans, partially offset by increases in other loans. Commercial and institutional loans averaged $8.7 billion and decreased $4.3 billion, or 33%, from $12.9 billion for the prior-year quarter. Non-U.S. loans averaged $2.8 billion and decreased $551.4 million, or

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
16%, from $3.4 billion for the prior-year quarter. Private client loans averaged $13.1 billion and decreased $675.5 million, or 5%, from $13.8 billion for the prior-year quarter. Residential real estate loans averaged $6.0 billion and decreased $421.7 million, or 7%, from $6.4 billion for the prior-year quarter. Commercial real estate loans averaged $4.9 billion and decreased $55.0 million, or 1%, from $4.9 billion for the prior-year quarter.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.5 billion, $854.8 million, $342.7 million, $95.0 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $8.8 billion, or 10%, to an average of $96.8 billion in the current quarter from $88.0 billion in the prior-year quarter. Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher interest rates. Average Non-U.S. Offices Interest-Bearing Deposits comprised 65% and 70% of total average Interest-Bearing Deposits for the three months ended June 30, 2024 and 2023, respectively. Average other interest-bearing liabilities decreased $7.1 billion, or 29%, to an average of $17.4 billion in the current quarter from $24.5 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
In the current quarter, there was a Provision for Credit Losses of $8.0 million, as compared to a negative Provision for Credit Losses of $15.5 million in the prior-year quarter.The Provision for Credit Losses in the current quarter resulted from an increase in collective reserves. The increase in collective reserves was primarily in the Commercial and Institutional (C&I) portfolio, driven by modest deterioration in credit quality, and, the Commercial Real Estate (CRE) portfolio, driven by expectations for weaker CRE prices. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The negative Provision for Credit Losses in the prior-year quarter was primarily due to a decrease in the reserve evaluated on a collective basis, primarily driven by improved credit quality in certain C&I and certain CRE loans, partially offset by expectations for higher economic stress in the CRE market, particularly Office CRE.
Net recoveries in the current quarter were $0.1 million, reflecting $0.4 million of recoveries and $0.3 million of charge-offs. The prior-year quarter included de minimis net charge-offs, reflecting $0.8 million of recoveries and $0.8 million of charge-offs.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Compensation	$665.2	$604.5	$60.7	10%
Employee Benefits	100.2	101.4	(1.2)	(1)
Outside Services	260.9	230.9	30.0	13
Equipment and Software	277.5	229.3	48.2	21
Occupancy	54.8	53.8	1.0	2
Other Operating Expense	175.3	112.0	63.3	57
Total Noninterest Expense	$1,533.9	$1,331.9	$202.0	15%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to the current quarter $81.8 million severance-related charge, compared to a $36.7 million severance-related charge in the prior-year quarter, and higher base pay adjustments.
Outside Services expense increased compared to the prior-year quarter, primarily due to an increase in consulting, technical, and legal services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to software disposition charges in the current quarter, higher software amortization, and higher software support expense.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Other Operating Expense increased compared to the prior-year quarter, primarily due to a $70.0 million charitable commitment and a legal settlement in the current quarter, partially offset by the $25.6 million charge related to an investment in a client capability recorded in the prior-year quarter.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2024 was $277.5 million, representing an effective tax rate of 23.6%, compared to $108.9 million in the prior-year quarter, representing an effective tax rate of 24.7%.
The effective tax rate decreased compared to the prior-year quarter primarily due to a lower state effective tax rate as a result of tax legislation enacted in the quarter and the resolution of state income tax audits.
SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Revenue for the six months ended June 30, 2024 increased $860.6 million from $3.50 billion in the prior-year period to $4.36 billion in the current period. The current-quarter results include a $878.4 million net gain related to the Visa transactions. For further detail on the Visa transactions, refer to Note 20—Commitments and Contingent Liabilities for further information.
Trust, Investment and Other Servicing Fees increased $149.1 million, or 7%, from $2.16 billion in the prior-year period to $2.31 billion in the current period, primarily driven by favorable markets and new business.
Other Noninterest Income increased $703.2 million from $299.1 million in the prior-year period to $1.00 billion in the current period, primarily driven by the net gain related to the Visa transactions and higher Foreign Exchange Trading Income primarily driven by higher client volumes, partially offset by the loss on the sale of available for sale debt securities recognized in the first quarter of 2024 and losses recognized in the current period as a result of a securities repositioning related to the supplemental pension plan and impairment charges taken on certain investments.
Net Interest Income increased $8.3 million, or 1%, to $1.05 billion in the current period from $1.04 billion in the prior-year period, primarily due to higher client deposits, partially offset by higher funding costs.
In both the current and prior-year periods, there was a negative $0.5 million Provision for Credit Losses. For additional information, refer to the Provision for Credit Losses within “Second Quarter Consolidated Results of Operations” section.
Noninterest Expense increased $281.1 million, or 11%, from $2.62 billion in the prior-year period to $2.90 billion in the current period, primarily attributable to $182.2 million of restructuring charges and other notable items, including severance-related charges of $89.5 million, a $70 million charitable commitment to the Northern Trust Foundation, higher software amortization acceleration and dispositions, and a legal settlement recorded in the current period, partially offset by lower Occupancy Expense.
The Provision for Income Taxes for the six months ended June 30, 2024 totaled $353.4 million, representing an effective tax rate of 24.1%. The Provision for Income Taxes for the six months ended June 30, 2023 totaled $218.3 million, representing an effective tax rate of 24.7%.
Net Income per diluted common share increased in the current period to $5.28 from $3.07 in the prior-year period. Net Income increased $444.4 million, or 67%, to $1.11 billion in the current period from $666.4 million in the prior-year period. Annualized return on average common equity was 19.6% in the current period and 12.4% in the prior-year period. The annualized return on average assets was 1.52% in the current period compared to 0.91% in the prior-year period.
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

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$882.6	$841.0	$41.6	5%
Investment Management	285.7	260.3	25.4	10
Securities Lending	34.4	40.6	(6.2)	(15)
Other	87.5	82.3	5.2	6
Total Asset Servicing Trust, Investment and Other Servicing Fees	$1,290.2	$1,224.2	$66.0	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$359.0	$329.6	$29.4	9%
East	262.6	243.9	18.7	8
West	203.2	184.9	18.3	10
Global Family Office	194.0	177.3	16.7	9
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,018.8	$935.7	$83.1	9%
Total Consolidated Trust, Investment and Other Servicing Fees	$2,309.0	$2,159.9	$149.1	7%
Asset Servicing
Custody and Fund Administration fees, the largest component of Asset Servicing fees, increased from the prior-year period, primarily driven by favorable markets and new business. Investment Management fees increased from the prior-year period, primarily due to favorable markets. Securities Lending decreased from the prior-year period, primarily driven by lower spreads.
Wealth Management
Fee income in the regions (Central, East and West) increased from the prior-year period, primarily due to favorable markets. Global Family Office fee income increased from the prior-year period, primarily due to favorable markets and asset inflows.
Other Noninterest Income
The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Foreign Exchange Trading Income	$115.4	$103.1	$12.3	12%
Treasury Management Fees	18.3	16.3	2.0	12
Security Commissions and Trading Income	72.2	70.8	1.4	2
Other Operating Income	985.7	102.0	883.7	N/M
Investment Security Gains (Losses), net	(189.3)	6.9	(196.2)	N/M
Total Other Noninterest Income	$1,002.3	$299.1	$703.2	N/M
N/M - Not meaningful
Foreign Exchange Trading Income increased from the prior-year period, primarily driven by higher client volumes.
Other Operating Income increased from the prior-year period primarily driven by the $878.4 million gain related to the net impact from the Visa transactions, partially offset by a loss recognized as a result of a securities repositioning related to the supplemental pension plan, and impairment charges taken on certain investments.
Investment Security Gains (Losses), net reflects the $189.3 million available for sale debt security loss as compared to the $6.9 million gain on the sale of available for sale debt securities in the prior-year, each arising from a repositioning of the portfolio.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$917.3	$35,910.7	5.14%	$775.9	$35,504.9	4.41%
Interest-Bearing Due from and Deposits with Banks(1)	66.0	4,708.9	2.82	60.3	4,387.1	2.77
Federal Funds Sold	—	0.4	5.64	0.3	11.2	4.85
Securities Purchased under Agreements to Resell(2)	1,687.4	624.9	543.03	410.2	1,142.9	72.38
Debt Securities
Available for Sale	688.0	25,320.5	5.46	489.4	24,769.8	3.98
Held to Maturity	237.2	23,936.3	1.99	216.3	25,216.8	1.72
Trading Account	—	—	—	—	0.7	12.45
Total Debt Securities	925.2	49,256.8	3.78	705.7	49,987.3	2.85
Loans (3)	1,306.5	41,310.7	6.36	1,220.0	42,163.5	5.83
Other Interest-Earning Assets(4)	63.9	2,796.5	4.60	44.3	1,834.9	4.87
Total Interest-Earning Assets	4,966.3	134,608.9	7.42	3,216.7	135,031.8	4.80
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,800.8	—	—	1,819.3	—
Other Noninterest-Earning Assets	—	10,150.1	—	—	10,122.7	—
Total Assets	$—	$146,559.8	—%	$—	$146,973.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$510.3	$27,451.9	3.74%	$310.8	$25,103.0	2.50%
Savings Certificates and Other Time	137.2	5,290.9	5.21	53.6	2,700.0	4.00
Non-U.S. Offices — Interest-Bearing	1,132.5	63,484.6	3.59	833.7	62,227.7	2.70
Total Interest-Bearing Deposits	1,780.0	96,227.4	3.72	1,198.1	90,030.7	2.68
Federal Funds Purchased	72.3	2,830.4	5.14	127.7	5,371.4	4.79
Securities Sold under Agreements to Repurchase(2)	1,665.4	532.4	629.08	389.5	407.8	192.58
Other Borrowings(6)	183.9	6,952.8	5.32	291.5	11,730.6	5.01
Senior Notes	88.2	2,738.7	6.47	81.3	2,754.6	5.97
Long-Term Debt	111.3	4,069.0	5.50	59.6	2,068.0	5.81
Total Interest-Related Funds	3,901.1	113,350.7	6.92	2,147.7	112,363.1	3.85
Interest Rate Spread	—	—	0.50	—	—	0.95
Demand and Other Noninterest-Bearing Deposits	—	16,624.8	—	—	18,843.3	—
Other Noninterest-Bearing Liabilities	—	4,513.0	—	—	4,401.9	—
Stockholders’ Equity	—	12,071.3	—	—	11,365.5	—
Total Liabilities and Stockholders’ Equity	$—	$146,559.8	—%	$—	$146,973.8	—%
Net Interest Income/Margin (FTE Adjusted)	$1,065.2	$—	1.59%	$1,069.0	$—	1.60%
Net Interest Income/Margin (Unadjusted)	$1,051.0	$—	1.57%	$1,042.7	$—	1.56%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $61.6 billion and $15.7 billion for the six months ended June 30, 2024 and 2023, respectively. Excluding the impact of netting for the six months ended June 30, 2024 and 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.46% and 4.92%, respectively. Excluding the impact of netting for the six months ended June 30, 2024 and 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.39% and 4.88%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2024 vs. 2023
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$9.1	$132.3	$141.4
Interest-Bearing Due from and Deposits with Banks	4.6	1.1	5.7
Federal Funds Sold	(0.3)	—	(0.3)
Securities Purchased under Agreements to Resell	(21.8)	1,299.0	1,277.2
Debt Securities
Available For Sale	11.2	187.4	198.6
Held To Maturity	(11.5)	32.4	20.9
Total Debt Securities	(0.3)	219.8	219.5
Loans and Leases	(24.7)	111.2	86.5
Other Interest-Earning Assets	22.2	(2.6)	19.6
Total Interest Income	$(11.2)	$1,760.8	$1,749.6

Interest-Bearing Deposits
Savings, Money Market and Other	$31.7	$167.8	$199.5
Savings Certificates and Other Time	63.6	20.0	83.6
Non-U.S. Offices - Interest-Bearing	17.3	281.5	298.8
Total Interest-Bearing Deposits	112.6	469.3	581.9
Federal Funds Purchased	(64.0)	8.6	(55.4)
Securities Sold under Agreements to Repurchase	43.4	1,232.5	1,275.9
Other Borrowings	(124.8)	17.2	(107.6)
Senior Notes	(0.5)	7.4	6.9
Long-Term Debt	55.1	(3.4)	51.7
Total Interest Expense	$21.8	$1,731.6	$1,753.4
(Decrease) Increase in Net Interest Income (FTE)	$(33.0)	$29.2	$(3.8)
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $14.2 million and $26.3 million for the six months ended June 30, 2024 and 2023, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
Interest Income on cash collateral positions is reported above in Interest-Bearing Due from and Deposits with Banks, Loans and in Other Interest-Earning Assets. Interest Expense on cash collateral positions is reported above in Savings, Money Market and Other and in Non-U.S. Offices Interest-Bearing Deposits. Where it can be netted, related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Net Interest Income, stated on an FTE basis, decreased from the prior-year period, primarily due to higher funding costs, partially offset by higher client deposits. Average earning assets decreased from the prior-year period, primarily due to lower borrowing activity, partially offset by deposit growth and the proceeds from the sale of Visa shares.
The net interest margin on an FTE basis decreased from the prior-year period, primarily due to higher funding costs and unfavorable deposit mix.
Federal Reserve and Other Central Bank Deposits averaged $35.9 billion and increased $0.4 billion, or 1%, from $35.5 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $4.7 billion in the current period and $4.4 billion in the prior-year period.
Average Securities were $49.3 billion and decreased $0.7 billion, or 1%, from $50.0 billion in the prior-year period. Average taxable Securities were $43.6 billion in the current period and $47.0 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $5.7 billion in the current period and $3.0 billion in the prior-year period.
Securities Purchased under Agreements to Resell averaged $624.9 million, a decrease of $518.0 million, or 45% from $1,142.9 million in the prior-year period, primarily due to a shift in investments in higher interest earning assets.
Loans and leases averaged $41.3 billion and decreased $0.9 billion, or 2%, from $42.2 billion in the prior-year period, primarily reflecting lower levels of commercial and institutional, non-U.S., private client, and residential real estate, partially offset by higher levels of commercial real estate loans. Commercial real estate loans averaged $5.0 billion and increased $116.6 million,

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

or 2%, from $4.9 billion for the prior-year period. Commercial and institutional loans averaged $9.6 billion and decreased $3.0 billion, or 24%, from $12.7 billion for the prior-year period. Non-U.S. loans averaged $2.8 billion and decreased $632.7 million, or 18%, from $3.5 billion for the prior-year period. Private client loans averaged $13.2 billion and decreased $584.4 million from $13.8 billion for the prior-year period. Residential real estate loans averaged $6.1 billion and decreased $288.3 million, or 5%, from $6.4 billion for the prior-year period.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.5 billion, $866.8 million, $327.4 million, $95.0 million, and $70.0 million respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $6.2 billion, or 7%, to an average of $96.2 billion in the current period from $90.0 billion in the prior-year period. Other average interest-related funding decreased $5.2 billion, to an average of $17.1 billion in the current period from $22.3 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current period was driven by higher interest rates. Average non-U.S. offices interest-bearing deposits comprised 66% and 69% of total average interest-bearing deposits for the six months ended June 30, 2024 and 2023, respectively.
Provision for Credit Losses
There was a negative Provision for Credit Losses of $0.5 million for both the six months ended June 30, 2024 and for the prior-year period. The negative provision in the current-year period was primarily due to a decrease in the collective basis reserve, driven by one Commercial loan charge-off. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics.
The negative provision in the prior-year period was primarily due to a decrease in the collective basis reserve, driven by improvements in credit quality within the C&I portfolio, partially offset by growth in the size and duration of the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE.
Net charge-offs in the current-year period totaled $10.3 million resulting from $11.4 million of charge-offs and $1.1 million of recoveries, compared to net charge-offs of $2.9 million in the prior-year period resulting from $4.8 million of charge-offs and $1.9 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	SIX MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	CHANGE
Compensation	$1,292.3	$1,199.7	$92.6	8%
Employee Benefits	201.3	202.4	(1.1)	(1)
Outside Services	490.2	441.7	48.5	11
Equipment and Software	530.2	461.0	69.2	15
Occupancy	108.9	115.1	(6.2)	(5)
Other Operating Expense	275.7	197.6	78.1	40
Total Noninterest Expense	$2,898.6	$2,617.5	$281.1	11%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to $81.8 million of severance-related charges, higher salary related expenses, and higher incentives.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher technical services and higher legal services, partially offset by lower consulting services and lower subcustodian expense.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher software amortization, software disposition charges, and higher software support expense.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Occupancy expense decreased compared to the prior-year period, primarily due to a $9.8 million charge related to early lease exits recorded during the prior-year period.
Other Operating Expense increased compared to the prior-year period, primarily due to the $70 million charitable commitment and $14.7 million additional expense related to the FDIC special assessment in the current period, partially offset by the impact of reclassifying certain investment amortization to the Provision for Income Taxes from Other Operating Expense in accordance with a new accounting standard.
Provision for Income Taxes
Income tax expense for the six months ended June 30, 2024 was $353.4 million, representing an effective tax rate of 24.1%, compared to $218.3 million for the six months ended June 30, 2023, representing an effective tax rate of 24.7%.
The effective tax rate decreased compared to the prior-year period primarily due to a lower state effective tax rate as a result of tax legislation enacted in the quarter and the resolution of state income tax audits.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $32 million decrease and a $32 million increase in Net Interest Income, respectively, for the three months ended June 30, 2024. The approximate impact on the Asset Servicing and Wealth Management segments was a $63 million decrease and a $63 million increase in Net Interest Income, respectively, for the six months ended June 30, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis. For further details, please refer to Note 9—Reporting Segments.

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2024 and 2023.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$650.6	$621.2	$515.5	$475.1	$—	$—	$—	$—	$1,166.1	$1,096.3
Foreign Exchange Trading Income (Loss)	62.2	52.0	(3.8)	(1.9)	—	—	—	—	58.4	50.1
Other Noninterest Income (Loss)	61.1	69.7	31.1	40.4	875.9	(10.9)	—	—	968.1	99.2
Total Noninterest Income (Loss)	773.9	742.9	542.8	513.6	875.9	(10.9)	—	—	2,192.6	1,245.6
Net Interest Income	285.3	309.3	244.5	215.3	—	—	(6.9)	(13.1)	522.9	511.5
Revenue	1,059.2	1,052.2	787.3	728.9	875.9	(10.9)	(6.9)	(13.1)	2,715.5	1,757.1
Provision for Credit Losses	4.5	(3.5)	5.0	(12.0)	(1.5)	—	—	—	8.0	(15.5)
Noninterest Expense	920.6	849.4	521.9	476.3	91.4	6.2	—	—	1,533.9	1,331.9
Income before Income Taxes	134.1	206.3	260.4	264.6	786.0	(17.1)	(6.9)	(13.1)	1,173.6	440.7
Provision for Income Taxes	32.4	52.6	66.5	73.7	185.5	(4.3)	(6.9)	(13.1)	277.5	108.9
Net Income	$101.7	$153.7	$193.9	$190.9	$600.5	$(12.8)	$—	$—	$896.1	$331.8
Percentage of Consolidated Net Income	11%	46%	22%	58%	67%	(4)%	N/A	N/A	100%	100%
Average Assets	$108,728.3	$111,029.9	$39,272.9	$34,869.7	$—	$—	N/A	N/A	$148,001.2	$145,899.6
(1) Includes the gain related to the net impact from the Visa transactions in the current quarter, refer to Note 20—Commitments and Contingent Liabilities for further information.

(In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,290.2	$1,224.2	$1,018.8	$935.7	$—	$—	$—	$—	$2,309.0	$2,159.9
Foreign Exchange Trading Income (Loss)	122.1	106.9	(6.7)	(3.8)	—	—	—	—	115.4	103.1
Other Noninterest Income (Loss)	131.9	132.9	69.6	74.7	685.4	(11.6)	—	—	886.9	196.0
Total Noninterest Income (Loss)	1,544.2	1,464.0	1,081.7	1,006.6	685.4	(11.6)	—	—	3,311.3	2,459.0
Net Interest Income	579.1	621.4	486.1	447.6	—	—	(14.2)	(26.3)	1,051.0	1,042.7
Revenue	2,123.3	2,085.4	1,567.8	1,454.2	685.4	(11.6)	(14.2)	(26.3)	4,362.3	3,501.7
Provision for Credit Losses	(1.3)	(6.4)	3.3	5.9	(2.5)	—	—	—	(0.5)	(0.5)
Noninterest Expense	1,773.3	1,650.4	1,013.6	945.5	111.7	21.6	—	—	2,898.6	2,617.5
Income before Income Taxes	351.3	441.4	550.9	502.8	576.2	(33.2)	(14.2)	(26.3)	1,464.2	884.7
Provision for Income Taxes	89.0	113.1	147.9	139.8	130.7	(8.3)	(14.2)	(26.3)	353.4	218.3
Net Income	$262.3	$328.3	$403.0	$363.0	$445.5	$(24.9)	$—	$—	$1,110.8	$666.4
Percentage of Consolidated Net Income	24%	49%	36%	55%	40%	(4)%	N/A	N/A	100%	100%
Average Assets	$107,850.4	$111,143.6	$38,709.4	$35,830.2	$—	$—	N/A	N/A	$146,559.8	$146,973.8
(1) Includes the gain related to the net impact from the Visa transactions in the current quarter, refer to Note 20—Commitments and Contingent Liabilities for further information.
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.

REPORTING SEGMENTS (continued)
Asset Servicing
Asset Servicing
Asset Servicing Net Income
For the three and six months ended June 30, 2024, Net Income decreased $52.0 million, or 34%, from the prior-year quarter and $66.0 million, or 20%, from the prior-year period, primarily due to higher Noninterest Expense and lower Net Interest Income, partially offset by higher Trust, Investment and Other Servicing Fees.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Asset Servicing Foreign Exchange Trading Income
For the three and six months ended June 30, 2024, Foreign Exchange Trading Income increased $10.2 million, or 20%, from the prior-year quarter and $15.2 million, or 14%, from the prior-year period, primarily driven by higher client volumes.
Asset Servicing Other Noninterest Income
For the quarter ended June 30, 2024, Other Noninterest Income decreased $8.6 million, or 12%, from the prior-year quarter, primarily due to impairment charges taken on certain investments.
Asset Servicing Net Interest Income
For the three and six months ended June 30, 2024, Net Interest Income stated on an FTE basis decreased $24.0 million, or 8%, from the prior-year quarter and $42.3 million, or 7%, from the prior-year period, primarily due to the change in reporting segment allocation methodology beginning in 2024 noted above. Average earning assets decreased $4.9 billion, or 5%, from the prior-year quarter and $5.2 billion, or 5%, from the prior-year period.
Asset Servicing Provision for Credit Losses
For the quarter ended June 30, 2024, there was a Provision for Credit Losses of $4.5 million compared to a $3.5 million negative Provision for Credit Losses in the prior-year quarter. The Provision for Credit Losses for the three months ended June 30, 2024 reflected an increase in collective reserves, driven by a modest deterioration in credit quality.
For the six months ended June 30, 2024, there was a negative Provision for Credit Losses of $1.3 million compared to a $6.4 million negative Provision for Credit Losses in the prior-year period. The Provision for Credit Losses for the six months ended June 30, 2024 resulted from improved macroeconomic factors.
Asset Servicing Noninterest Expense
For the three and six months ended June 30, 2024, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $71.2 million, or 8%, from the prior-year quarter and $122.9 million, or 7%, from the prior-year period primarily due to severance related-charges and higher expense allocations.
Wealth Management
Wealth Management Net Income
For the six months ended June 30, 2024, Net Income increased $40.0 million, or 11%, from the prior-year period primarily due to higher Trust, Investment and Other Servicing Fees and higher Net Interest Income, partially offset by higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section of the MD&A.
Wealth Management Other Noninterest Income
For the quarter ended June 30, 2024, Other Noninterest Income decreased $9.3 million, or 23%, from the prior-year quarter, primarily due to lower income allocations.
For the six months ended June 30, 2024, Other Noninterest Income decreased $5.1 million, or 7%, from the prior-year period primarily due to lower credit-related charges and swap fees.
Wealth Management Net Interest Income
For the three and six months ended June 30, 2024, Net Interest Income stated on an FTE basis increased $29.2 million, or 14%, from the prior-year quarter and $38.5 million, or 9%, from the prior-year period, primarily due to the change in reporting segment allocation methodology beginning in 2024 noted above. Average earning assets increased $6.2 billion, or 19%, from the prior-year quarter and $4.8 billion, or 14%, from the prior-year period.

REPORTING SEGMENTS (continued)
Wealth Management Provision for Credit Losses
For the quarter ended June 30, 2024, there was a Provision for Credit Losses of $5.0 million compared to a $12.0 million negative Provision for Credit Losses in the prior-year quarter. The Provision for Credit Losses for the three months ended June 30, 2024 was driven primarily by weaker CRE prices.
For the six months ended June 30, 2024, there was a Provision for Credit Losses of $3.3 million compared to a $5.9 million Provision for Credit Losses in the prior-year period. The Provision for Credit Losses for the six months ended June 30, 2024 was driven primarily by charge-offs in the CRE and C&I portfolios in the first quarter of 2024.
Wealth Management Noninterest Expense
For the three and six months ended June 30, 2024, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $45.6 million, or 10%, from the prior-year quarter and $68.1 million, or 7%, from the prior-year period, primarily reflecting higher indirect expense allocations.
Other
Other—Noninterest Income
For the quarter ended June 30, 2024, Other Noninterest Income increased $886.8 million from the prior-year quarter, primarily due to the gain related to the net impact from the Visa transactions in the current quarter.
For the six months ended June 30, 2024, Other Noninterest Income increased $697.0 million from the prior-year period primarily due to the gain related to the net impact from the Visa transactions in the current quarter, partially offset by the loss on sale of available for sale debt securities arising from a repositioning of the portfolio in the prior quarter.
Other—Noninterest Expense
For the three and six months ended June 30, 2024, Other Noninterest Expense increased $85.2 million, from the prior-year quarter and $90.1 million from the prior-year period, primarily due to the charitable commitment to the Northern Trust Foundation and a legal settlement in the current quarter.

The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2024	DECEMBER 31, 2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$43.2	$34.3	$8.9	26%
Interest-Bearing Due from and Deposits with Banks(1)	5.6	5.3	0.3	6
Securities Purchased under Agreements to Resell	0.9	0.8	0.1	10
Total Debt Securities	49.7	49.3	0.4	1
Loans	42.1	47.6	(5.5)	(12)
Other Interest-Earning Assets(2)	2.9	3.1	(0.2)	(3)
Total Earning Assets	144.4	140.4	4.0	3
Total Assets	156.8	150.8	6.0	4
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	102.1	93.3	8.8	9
Demand and Other Noninterest-Bearing Deposits	20.9	22.8	(1.9)	(8)
Federal Funds Purchased	2.4	3.0	(0.6)	(21)
Securities Sold under Agreements to Repurchase	0.6	0.8	(0.2)	(20)
Other Borrowings(3)	6.8	6.6	0.2	4
Total Stockholders’ Equity	12.7	11.9	0.8	6
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.

CONSOLIDATED BALANCE SHEETS

TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2024	2023	CHANGE		2024	2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$35.9	$34.4	$1.5	4%	$35.9	$35.5	$0.4	1%
Interest-Bearing Due from and Deposits with Banks(1)	5.0	4.6	0.4	9	4.7	4.4	0.3	7
Securities Purchased under Agreements to Resell	0.7	1.2	(0.5)	(41)	0.6	1.1	(0.5)	(45)
Total Debt Securities	50.0	49.6	0.4	1	49.3	50.0	(0.7)	(1)
Loans	41.0	42.4	(1.4)	(3)	41.3	42.2	(0.9)	(2)
Other Interest-Earning Assets(2)	2.8	1.9	0.9	38	2.8	1.8	1.0	52
Total Earning Assets	135.4	134.1	1.3	1	134.6	135.0	(0.4)	—
Total Assets	148.0	145.9	2.1	1	146.6	147.0	(0.4)	—
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	96.8	88.0	8.8	10	96.2	90.0	6.2	7
Demand and Other Noninterest-Bearing Deposits	16.5	17.6	(1.1)	(6)	16.6	18.8	(2.2)	(12)
Federal Funds Purchased	3.0	7.1	(4.1)	(57)	2.8	5.4	(2.6)	(47)
Securities Sold under Agreements to Repurchase	0.6	0.5	0.1	23	0.5	0.4	0.1	31
Other Borrowings(3)	7.1	12.1	(5.0)	(42)	7.0	11.7	(4.7)	(41)
Total Stockholders’ Equity	12.4	11.4	1.0	8	12.1	11.4	0.7	6
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets increased from the prior-year quarter, primarily due to higher client deposits. Average earning assets were relatively unchanged compared to the prior-year period.
Select Earning Assets. Average securities increased from the prior-year quarter due to increased client and bank deposits, partially offset by reinvestments in short-term securities that will mature usually in one year or less. Average securities decreased from the prior-year period reflecting the impact of repositioning and reinvesting in short-term securities that will mature usually in one year or less. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits increased in both the the prior-year quarter and prior-year period primarily due to an increase in client balances as a result of strategic pricing actions. Demand and Other Noninterest-Bearing Deposits decreased in both the prior-year quarter and prior-year period as clients migrated into higher yield products.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. The decrease in average Other Borrowings from the prior-year quarter and prior-year period was primarily due to strategic utilization of balance sheet capacity.
Stockholders’ Equity. During the three and six months ended June 30, 2024, the Corporation declared cash dividends totaling $154.3 million and $307.7 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively. During the three and six months ended June 30, 2023, the Corporation declared cash dividends totaling $157.8 million and $316.4 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively.
For the three and six months ended June 30, 2024, the Corporation repurchased 3,001,216 and 4,648,742 shares of common stock, respectively, at a total cost of $250.8 million ($83.57 average price per share) and $382.8 million ($82.35 average price per share), respectively, including 9,394 and 383,017 shares withheld, respectively, to satisfy tax withholding obligations related to share-based compensation.
For the three and six months ended June 30, 2023, the Corporation repurchased 1,361,828 and 2,412,055 shares of common stock, respectively, at a total cost of $99.3 million ($72.91 average price per share) and $200.2 million ($82.98 average price per share), respectively, including 14,596 and 341,407 shares withheld, respectively, to satisfy tax withholding obligations related to share-based compensation.

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
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$6,089.9	$—	$—	$—	$—	$6,089.9
Obligations of States and Political Subdivisions	37.9	255.5	—	—	—	293.4
Government Sponsored Agency	12,633.1	—	—	—	—	12,633.1
Non-U.S. Government	311.2	—	—	—	—	311.2
Corporate Debt	13.9	58.1	144.2	—	3.5	219.7
Covered Bonds	278.7	—	21.2	—	—	299.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,194.2	445.3	113.9	—	—	3,753.4
Other Asset-Backed	2,570.8	30.0	25.0	—	—	2,625.8
Commercial Mortgage-Backed	635.3	—	—	—	—	635.3
Total	$25,765.0	$788.9	$304.3	$—	$3.5	$26,861.7
Percent of Total	96%	3%	1%	—%	—%	100%

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$3,622.2	$—	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	38.1	257.7	—	—	—	295.8
Government Sponsored Agency	11,553.0	—	—	—	—	11,553.0
Non-U.S. Government	264.4	—	—	—	—	264.4
Corporate Debt	24.7	87.0	157.4	—	10.4	279.5
Covered Bonds	325.3	—	21.8	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,353.5	334.0	212.4	—	—	2,899.9
Other Asset-Backed	2,962.6	—	—	—	—	2,962.6
Commercial Mortgage-Backed	865.3	—	—	—	—	865.3
Total	$22,009.1	$678.7	$391.6	$—	$10.4	$23,089.8
Percent of Total	95%	3%	2%	—%	—%	100%
As of both June 30, 2024 and December 31, 2023, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.

ASSET QUALITY (continued)
Securities Portfolio (continued)
TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$959.7	$1,598.0	$—	$—	$0.2	$2,557.9
Government Sponsored Agency	9,041.0	—	—	—	0.2	9,041.2
Non-U.S. Government	798.6	706.2	675.8	322.7	—	2,503.3
Corporate Debt	—	276.8	276.9	—	—	553.7
Covered Bonds	2,023.5	—	—	—	—	2,023.5
Certificates of Deposit	425.0	—	—	—	—	425.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,763.9	1,151.2	29.3	1.1	—	4,945.5
Other Asset-Backed	115.3	—	—	—	5.9	121.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	52.1	—	—	—	537.6	589.7
Total	$17,216.7	$3,732.2	$982.0	$323.8	$543.9	$22,798.6
Percent of Total	76%	16%	4%	1%	3%	100%

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$—	$—	$—	$—	$—	$—
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
As of June 30, 2024 and December 31, 2023, the 3% and 2%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted largely of investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $2.1 billion and $2.3 billion at June 30, 2024 and December 31, 2023, respectively. Net unrealized losses as of June 30, 2024 were comprised of $41.6 million and $2.2 billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2023 were comprised of $20.1 million and $2.3 billion of gross unrealized gains and losses, respectively. $302.9 million of the $2.2 billion gross unrealized losses relate to AFS debt securities as of June 30, 2024, and $582.4 million of the $2.3 billion gross unrealized losses relate to AFS debt securities as of December 31, 2023.
As of June 30, 2024, the $26.9 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $132.4 million, $60.3 million, and $26.3 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and other asset-backed, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities. As of December 31, 2023, the $23.1 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $200.3 million, $105.8 million, and $100.0 million related to government sponsored agency, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which were primarily attributable to to lower yields and tighter spreads.

ASSET QUALITY (continued)
Securities Portfolio (continued)
In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the six months ended June 30, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
As of June 30, 2024, the $22.8 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $263.8 million related to government-sponsored agency securities and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities. As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had an unrealized loss of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
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
TABLE 26: NONACCRUAL ASSETS

	JUNE 30, 2024			DECEMBER 31, 2023
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$7.6		20%	$16.3		26%
Commercial Real Estate	5.7		15	—		—
Total Commercial	$13.3		35%	$16.3		26%
Personal
Private Client	$2.0		5%	$20.3		32%
Residential Real Estate	23.2		60	27.0		42
Total Personal	$25.2		65%	$47.3		74%
Total Nonaccrual Loans	38.5			63.6
Other Real Estate Owned	—			1.5
Total Nonaccrual Assets	$38.5			$65.1
90 Day Past Due Loans Still Accruing	$80.6			$20.1
Nonaccrual Loans to Total Loans	0.09%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	4.4	x		2.8	x

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
Nonaccrual assets of $38.5 million as of June 30, 2024 decreased $26.6 million, or 41%, from December 31, 2023, primarily due to a private client loan payoff and a commercial and institutional loan charge-off, both of which occurred in the prior quarter. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
As of June 30, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $167.7 million, $29.5 million, $10.9 million, and $0.9 million, respectively. As of December 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $178.7 million, $26.9 million, $12.7 million, and $0.9 million, respectively. There was a $0.6 million and $1.2 million allowance for credit losses related to AFS debt securities as of June 30, 2024 and December 31, 2023, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and six months ended June 30, 2024 and June 30, 2023 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	JUNE 30, 2024		DECEMBER 31, 2023
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$2.5	—%	$13.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	59.0	26	57.2	24
Commercial Real Estate	103.2	12	101.4	11
Non-U.S.	1.3	6	1.6	6
Other	—	5	0.1	13
Total Commercial	163.5	49	160.3	54
Personal
Private Client	11.8	34	12.0	30
Residential Real Estate	17.9	15	18.8	13
Non-U.S.	1.3	1	1.1	1
Other	0.2	1	—	2
Total Personal	31.2	51	31.9	46
Total Allowance Evaluated on a Collective Basis	$194.7		$192.2
Total Allowance for Credit Losses	$197.2		$205.6
Allowance Assigned to
Loans	$167.7		$178.7
Undrawn Commitments and Standby Letters of Credit	29.5		26.9
Total Allowance for Credit Losses	$197.2		$205.6
Allowance Assigned to Loans to Total Loans	0.40%		0.38%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 28: COMMERCIAL REAL ESTATE LOANS

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Commercial Mortgages
Apartment/ Multi-family	$1,648.4	$1,633.9
Office	991.0	1,035.1
Industrial/ Warehouse	737.3	687.1
Retail	659.0	620.9
Other	641.9	575.3
Total Commercial Mortgages	4,677.6	4,552.3
Construction, Acquisition and Development Loans	589.2	581.9
Total Commercial Real Estate Loans	$5,266.8	$5,134.2
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2024 and 2023.
TABLE 29: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,537.7	$(264.3)
Investing activities	(3,842.9)	(431.4)
Financing activities	4,298.2	1,071.7
Effect of Foreign Currency Exchange Rates on Cash	(217.5)	(132.5)
Change in Cash and Due from Banks	$1,775.5	$243.5
Operating Activities
Net cash provided by operating activities of $1.5 billion for the six months ended June 30, 2024, was primarily attributable to period earnings and net changes in other operating activities, partially offset by higher net collateral deposited with derivative counterparties and increases in receivables and pension plan contributions.
Net cash used in operating activities of $264.3 million for the six months ended June 30, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings and the impact of higher non-cash charges such as amortization and depreciation.
Investing Activities
Net cash used in investing activities of $3.8 billion for the six months ended June 30, 2024, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by the net proceeds received from the sale of certain Visa shares and net proceeds associated with loans and HTM debt securities.
Net cash used in investing activities of $431.4 million for the six months ended June 30, 2023, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and other net investing activities, partially offset by net proceeds associated with AFS debt securities.
Financing Activities
Net cash provided by financing activities of $4.3 billion for the six months ended June 30, 2024, was primarily attributable to the increased levels of total deposits, partially offset by decreased levels of federal funds purchased, increased treasury share purchases, and securities sold under agreements to repurchase.
Net cash provided by financing activities of $1.1 billion for the six months ended June 30, 2023, was primarily attributable to increased levels of federal funds purchased and short-term other borrowings, partially offset by the decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of savings, money market, and other interest-bearing deposits, and demand and other noninterest-bearing deposits.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at June 30, 2024, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
The results of the 2024 Dodd-Frank Act Stress Test (DFAST), published by the Federal Reserve Board on June 26, 2024, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle beginning on October 1, 2024 through September 30, 2025.
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
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company.
TABLE 30: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	JUNE 30, 2024		MARCH 31, 2024		JUNE 30, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.6%	13.9%	11.4%	13.5%	11.3%	13.0%	N/A	4.5%
Tier 1 Capital	13.6	15.0	12.4	14.6	12.3	14.1	6.0	6.0
Total Capital	15.5	16.9	14.2	16.5	14.4	16.3	10.0	8.0
Tier 1 Leverage	8.0	8.0	7.8	7.8	7.4	7.4	N/A	4.0
Supplementary Leverage	N/A	9.1	N/A	8.8	N/A	8.3	N/A	3.0

Capital Ratios — The Northern Trust Company	JUNE 30, 2024		MARCH 31, 2024		JUNE 30, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.9%	14.6%	11.9%	14.2%	12.1%	14.3%	6.5%	4.5%
Tier 1 Capital	12.9	14.6	11.9	14.2	12.1	14.3	8.0	6.0
Total Capital	14.6	16.1	13.4	15.8	13.9	16.2	10.0	8.0
Tier 1 Leverage	7.6	7.6	7.4	7.4	7.4	7.4	5.0	4.0
Supplementary Leverage	N/A	8.6	N/A	8.5	N/A	8.2	3.0	3.0

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
We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 64% and 59% of total assets as of June 30, 2024 and December 31, 2023, respectively. 87% and 82% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of June 30, 2024 and December 31, 2023, respectively.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all trading book positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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

RISK MANAGEMENT (continued)
Market Risk (continued)

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of June 30, 2024 and June 30, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 31: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	JUNE 30, 2024	JUNE 30, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$22	$(40)
200 Basis Points	41	(84)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(41)	$37
200 Basis Points	(104)	$58
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at June 30, 2024 and December 31, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 32: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(383)	$(360)
200 Basis Points	(850)	(817)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$396	$430
200 Basis Points	596	725
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
The following table presents the levels of total regulatory VaR and its subcomponents, covering global foreign exchange (GFX), foreign currency balances, and interest rate derivatives combined, in the periods indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally weighted volatility. The total VaR is typically less than the sum of its three subcomponents due to diversification benefits derived from interactions among the three drivers.
TABLE 33: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)			VOL VaR (VOLATILITY DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023	JUNE 30, 2024	MARCH 31, 2024	JUNE 30, 2023
High	$1.6	$1.7	$0.7	$2.0	$2.0	$0.7	$0.3	$0.4	$0.3	$—	$—	$—
Low	0.2	0.2	0.1	0.1	0.1	—	0.1	0.1	—	—	—	—
Average	0.6	0.7	0.2	0.5	0.6	0.2	0.1	0.2	0.1	—	—	—
Quarter-End	0.8	0.3	0.3	0.8	0.2	0.4	0.1	0.2	0.2	—	—	—
Note: Amounts in the table above for the three months ended March 31, 2024 and June 30, 2024 reflect VaR and its subcomponents for the total trading book combined whereas amounts shown for the three months ended June 30, 2023 reflect VaR for the GFX portfolio specifically.
During the three months ended June 30, 2024, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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

RECONCILIATION TO FULLY TAXABLE EQUIVALENT
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
TABLE 34: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2024	2023	2024	2023
Net Interest Income
Interest Income - GAAP	$2,506.5	$1,735.0	$4,952.1	$3,190.4
Add: FTE Adjustment	6.9	13.1	14.2	26.3
Interest Income (FTE) - Non-GAAP	$2,513.4	$1,748.1	$4,966.3	$3,216.7

Net Interest Income - GAAP	$522.9	$511.5	$1,051.0	$1,042.7
Add: FTE Adjustment	6.9	13.1	14.2	26.3
Net Interest Income (FTE) - Non-GAAP	$529.8	$524.6	$1,065.2	$1,069.0

Net Interest Margin - GAAP	1.55%	1.53%	1.57%	1.56%
Net Interest Margin (FTE) - Non-GAAP	1.57%	1.57%	1.59%	1.60%

Total Revenue
Total Revenue - GAAP	$2,715.5	$1,757.1	$4,362.3	$3,501.7
Add: FTE Adjustment	6.9	13.1	14.2	26.3
Total Revenue (FTE) - Non-GAAP	$2,722.4	$1,770.2	$4,376.5	$3,528.0

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2024	DECEMBER 31, 2023

ASSETS
Cash and Due from Banks	$6,567.0	$4,791.5
Federal Reserve and Other Central Bank Deposits	43,207.2	34,326.2
Interest-Bearing Deposits with Banks	1,380.9	1,939.0
Securities Purchased under Agreements to Resell	859.6	784.7
Debt Securities
Available for Sale (Amortized cost of $27,127.3 and $23,659.0)	26,861.7	23,089.8
Held to Maturity (Fair value of $20,942.1 and $24,473.0)	22,798.6	26,221.7
Total Debt Securities	49,660.3	49,311.5
Loans
Commercial	20,834.0	25,412.8
Personal	21,301.2	22,204.2
Total Loans (Net of unearned income of $6.4 and $5.9)	42,135.2	47,617.0
Allowance for Credit Losses	(179.5)	(192.3)
Buildings and Equipment	481.0	502.2
Client Security Settlement Receivables	193.4	212.6
Goodwill	697.4	702.3
Other Assets	11,794.6	10,788.4
Total Assets	$156,797.1	$150,783.1
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$12,446.0	$14,246.4
Savings, Money Market and Other Interest-Bearing	28,074.0	25,252.1
Savings Certificates and Other Time	6,378.4	4,109.7
Non U.S. Offices — Noninterest-Bearing	8,480.2	8,584.7
— Interest-Bearing	67,612.3	63,971.1
Total Deposits	122,990.9	116,164.0
Federal Funds Purchased	2,406.4	3,045.4
Securities Sold Under Agreements to Repurchase	629.2	784.7
Other Borrowings	6,823.7	6,567.8
Senior Notes	2,744.0	2,773.2
Long-Term Debt	4,073.0	4,065.0
Other Liabilities	4,474.1	5,485.1
Total Liabilities	144,141.3	138,885.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 201,637,855 and 205,126,224	408.6	408.6
Additional Paid-In Capital	996.9	1,009.6
Retained Earnings	15,016.0	14,233.8
Accumulated Other Comprehensive Loss	(865.0)	(1,137.9)
Treasury Stock (43,533,669 and 40,045,300 shares, at cost)	(3,785.6)	(3,501.1)
Total Stockholders’ Equity	12,655.8	11,897.9
Total Liabilities and Stockholders’ Equity	156,797.1	150,783.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,166.1	$1,096.3	$2,309.0	$2,159.9
Foreign Exchange Trading Income	58.4	50.1	115.4	103.1
Treasury Management Fees	9.0	7.9	18.3	16.3
Security Commissions and Trading Income	34.3	36.1	72.2	70.8
Other Operating Income	924.7	55.2	985.7	102.0
Investment Security Gains (Losses), net	0.1	—	(189.3)	6.9
Total Noninterest Income	2,192.6	1,245.6	3,311.3	2,459.0
Net Interest Income
Interest Income	2,506.5	1,735.0	4,952.1	3,190.4
Interest Expense	1,983.6	1,223.5	3,901.1	2,147.7
Net Interest Income	522.9	511.5	1,051.0	1,042.7
Provision for Credit Losses	8.0	(15.5)	(0.5)	(0.5)
Net Interest Income after Provision for Credit Losses	514.9	527.0	1,051.5	1,043.2
Noninterest Expense
Compensation	665.2	604.5	1,292.3	1,199.7
Employee Benefits	100.2	101.4	201.3	202.4
Outside Services	260.9	230.9	490.2	441.7
Equipment and Software	277.5	229.3	530.2	461.0
Occupancy	54.8	53.8	108.9	115.1
Other Operating Expense	175.3	112.0	275.7	197.6
Total Noninterest Expense	1,533.9	1,331.9	2,898.6	2,617.5
Income before Income Taxes	1,173.6	440.7	1,464.2	884.7
Provision for Income Taxes	277.5	108.9	353.4	218.3
Net Income	$896.1	$331.8	$1,110.8	$666.4
Preferred Stock Dividends	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	$891.4	$327.1	$1,089.9	$645.5
Per Common Share
Net Income – Basic	$4.35	$1.56	$5.30	$3.07
– Diluted	4.34	1.56	5.28	3.07
Average Number of Common Shares Outstanding
– Basic	203,306,236	207,638,671	203,967,516	207,911,242
– Diluted	203,738,670	207,816,015	204,436,757	208,270,677

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Net Income	$896.1	$331.8	$1,110.8	$666.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	43.4	(42.0)	256.8	138.2
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.1)	(0.6)	(0.8)	(0.7)
Net Foreign Currency Adjustments	7.0	1.9	11.6	24.6
Net Pension and Other Postretirement Benefit Adjustments	2.3	1.0	5.3	1.2
Other Comprehensive Income (Loss)	52.6	(39.7)	272.9	163.3
Comprehensive Income (Loss)	$948.7	$292.1	$1,383.7	$829.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Excise Tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
Net Income	—	—	—	896.1	—	—	896.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	52.6	—	52.6
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(154.3)	—	—	(154.3)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.4	—	—	4.1	17.5
Stock Purchased	—	—	—	—	—	(250.8)	(250.8)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2024	$884.9	$408.6	$996.9	$15,016.0	$(865.0)	$(3,785.6)	$12,655.8
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
Net Income	—	—	—	331.8	—	—	331.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	$—	$—	$—	$—	$(39.7)	$—	$(39.7)
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.8)	—	—	(157.8)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	15.5	—	—	2.1	17.6
Stock Purchased	—	—	—	—	—	(99.3)	(99.3)
Balance at June 30, 2023	$884.9	$408.6	$980.0	$14,127.6	$(1,405.9)	$(3,359.5)	$11,635.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,110.8	$666.4
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	189.3	(6.9)
Amortization and Accretion of Securities and Unearned Income, net	(17.1)	4.3
Provision for Credit Losses	(0.5)	(0.5)
Depreciation and Amortization	350.8	308.1
Pension Plan Contributions	(208.0)	(16.5)
Change in Receivables	(210.0)	72.3
Change in Interest Payable	2.6	44.0
Change in Collateral With Derivative Counterparties, net	(722.0)	(1,215.5)
Other Operating Activities, net	1,041.8	(120.0)
Net Cash Provided by / (Used in) Operating Activities	1,537.7	(264.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	—	(32.0)
Change in Securities Purchased under Agreements to Resell	(98.7)	(106.5)
Change in Interest-Bearing Deposits with Banks	503.7	480.1
Net Change in Federal Reserve and Other Central Bank Deposits	(9,294.8)	(2,239.9)
Purchases of Held to Maturity Debt Securities	(12,306.7)	(18,715.2)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	15,449.3	18,076.7
Purchases of Available for Sale Debt Securities	(7,902.2)	(2,336.0)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	4,087.7	4,938.7
Change in Loans	5,456.7	(643.2)
Purchases of Buildings and Equipment	(35.1)	(31.6)
Purchases and Development of Computer Software	(275.0)	(268.9)
Change in Client Security Settlement Receivables	18.4	1,269.6
Proceeds from the sale of Visa Shares	607.0	—
Other Investing Activities, net	(53.2)	(823.2)
Net Cash (Used in) Investing Activities	(3,842.9)	(431.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	5,591.1	(11,053.6)
Change in Federal Funds Purchased	(639.1)	7,447.6
Change in Securities Sold under Agreements to Repurchase	(155.5)	420.8
Change in Short-Term Other Borrowings	209.4	4,788.4
Treasury Stock Purchased	(382.8)	(200.2)
Net Proceeds from Stock Options	4.3	1.6
Cash Dividends Paid on Common Stock	(305.5)	(311.9)
Cash Dividends Paid on Preferred Stock	(20.9)	(20.9)
Other Financing Activities, net	(2.8)	(0.1)
Net Cash Provided by Financing Activities	4,298.2	1,071.7
Effect of Foreign Currency Exchange Rates on Cash	(217.5)	(132.5)
Change in Cash and Due from Banks	1,775.5	243.5
Cash and Due from Banks at Beginning of Period	4,791.5	4,654.2
Cash and Due from Banks at End of Period	$6,567.0	$4,897.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$3,890.3	$2,103.1
Income Taxes Paid	105.0	109.8
Reclassification of certain cash collateral received from Other Operating Activities to Deposits (1)	1,157.2	—
(1) Beginning January 1, 2024, Northern Trust reclassified certain cash collateral received from Other Liabilities to Deposits on the consolidated statement of financial condition. Prior periods have not been restated.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2024 and 2023, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2023.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2024 or the year ended December 31, 2023.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2024, Northern Trust’s AFS debt securities portfolio included 934 Level 2 debt securities with an aggregate market value of $20.8 billion. Substantially all were valued by external pricing vendors. As of December 31, 2023, Northern Trust’s AFS debt securities portfolio included 929 Level 2 debt securities with an aggregate market value of $19.5 billion. All 929 debt securities were valued by external pricing vendors.
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
During the second quarter of 2024, Visa Inc. (Visa) commenced an offer to exchange (Exchange Offer) outstanding shares of its Class B common stock (Visa Class B common shares). Northern Trust participated in Visa’s Exchange Offer and as a result, received certain newly issued Visa Class C common shares. Visa Class C common shares are also categorized as Level 2 assets which are valued using quoted active market prices for similar securities (Visa Class A common stock). See “Visa Class B Common Shares and Makewhole Agreement” under Note 20—Commitments and Contingent Liabilities for further information.
Level 3 — Valuation techniques in which one or more significant inputs are unobservable in the marketplace.
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Class B common shares previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common stock (Visa Class A common shares), such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. See “Visa Class B Common Shares and Makewhole Agreement” under Note 20—Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2024 and December 31, 2023, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 35: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$30.6 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	9.32%			9.32%
			Expected Duration	16	-	38.5 months	29.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	9	-	27 months	13 months
(1) Weighted average of expected duration based on scenario probability.
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by fair value hierarchy level.
TABLE 36: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$6,089.9	$—	$—	$—	$6,089.9
Obligations of States and Political Subdivisions	—	293.4	—	—	293.4
Government Sponsored Agency	—	12,633.1	—	—	12,633.1
Non-U.S. Government	—	311.2	—	—	311.2
Corporate Debt	—	219.7	—	—	219.7
Covered Bonds	—	299.9	—	—	299.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,753.4	—	—	3,753.4
Other Asset-Backed	—	2,625.8	—	—	2,625.8
Commercial Mortgage-Backed	—	635.3	—	—	635.3
Total Available for Sale Debt Securities	6,089.9	20,771.8	—	—	26,861.7
Other Assets
Equity Securities(1)	95.0	286.8	—	—	381.8
Derivative Assets
Foreign Exchange Contracts	—	1,424.3	—	(943.2)	481.1
Interest Rate Contracts	—	409.5	—	(175.8)	233.7
Total Derivative Assets	—	1,833.8	—	(1,119.0)	714.8
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,378.5	—	(850.0)	528.5
Interest Rate Contracts	—	472.7	—	(2.3)	470.4
Other Financial Derivatives(2)	—	—	30.6	(29.2)	1.4
Total Derivative Liabilities	$—	$1,851.2	$30.6	$(881.5)	$1,000.3
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2024, derivative assets and liabilities shown above also include reductions of $586.3 million and $348.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment and Visa Class C common shares with a fair value of $95.0 million and $286.8 million, respectively, as of June 30, 2024.
(2) Consists of swaps related to the sale of certain Visa Class B common shares.

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
(1) Consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2024 and 2023.
TABLE 37: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2024	2023
Fair Value at April 1	$21.1	$34.6
Total (Gains) Losses:
Included in Earnings(1)	15.4	10.9
Purchases, Issues, Sales, and Settlements
Settlements	(5.9)	(9.1)
Fair Value at June 30	$30.6	$36.4
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

SIX MONTHS ENDED JUNE 30,	2024	2023
Fair Value at January 1	$25.4	$34.8

Total (Gains) Losses:	16.6	18.5
Purchases, Issues, Sales, and Settlements
Settlements	(11.4)	(16.9)
Fair Value at June 30	$30.6	$36.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a range of discount factors from 0% to 15.0% with a weighted average based on fair values of 14.0%, and a range of discount factors from 0% to 20.0% with a weighted average of 2.0%, as of June 30, 2024 and December 31, 2023, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $6.0 million and $43.3 million at June 30, 2024 and December 31, 2023, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 38: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2024
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$6.0 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	-	15.0%	14.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$43.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	-	20.0%	2.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of June 30, 2024 and December 31, 2023. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 39: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$6,567.0	$6,567.0	$6,567.0	$—	$—
Federal Reserve and Other Central Bank Deposits	43,207.2	43,207.2	—	43,207.2	—
Interest-Bearing Deposits with Banks	1,380.9	1,380.9	—	1,380.9	—
Securities Purchased under Agreements to Resell	859.6	859.6	—	859.6	—
Debt Securities - Held to Maturity	22,798.6	20,942.1	—	20,942.1	—
Loans
Held for Investment	41,967.5	41,936.9	—	—	41,936.9
Other Assets	1,482.0	1,471.4	88.9	1,382.5	—
FINANCIAL LIABILITIES
Deposits	122,990.9	123,057.8	—	123,057.8	—
Federal Funds Purchased	2,406.4	2,406.4	—	2,406.4	—
Securities Sold Under Agreements to Repurchase	629.2	629.2	—	629.2	—
Other Borrowings	6,823.7	6,842.8	—	6,842.8	—
Senior Notes	2,744.0	2,766.5	—	2,766.5	—
Long-Term Debt	4,073.0	4,133.4	—	4,133.4	—
Unfunded Commitments	162.9	162.9	—	162.9	—
Other Liabilities	45.2	45.2	—	—	45.2

	DECEMBER 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,791.5	$4,791.5	$4,791.5	$—	$—
Federal Reserve and Other Central Bank Deposits	34,326.2	34,326.2	—	34,326.2	—
Interest-Bearing Deposits with Banks	1,939.0	1,939.0	—	1,939.0	—
Securities Purchased under Agreements to Resell	784.7	784.7	—	784.7	—
Debt Securities - Held to Maturity	26,221.7	24,473.0	—	24,473.0	—
Loans
Held for Investment	47,438.3	47,598.3	—	—	47,598.3
Other Assets	1,476.6	1,458.0	86.1	1,371.9	—
FINANCIAL LIABILITIES
Deposits	116,164.0	116,207.6	—	116,207.6	—
Federal Funds Purchased	3,045.4	3,045.4	—	3,045.4	—
Securities Sold Under Agreements to Repurchase	784.7	784.7	—	784.7	—
Other Borrowings	6,567.8	6,607.4	—	6,607.4	—
Senior Notes	2,773.2	2,798.1	—	2,798.1	—
Long-Term Debt	4,065.0	4,186.8	—	4,186.8	—
Unfunded Commitments	178.8	178.8	—	178.8	—
Other Liabilities	74.9	74.9	—	—	74.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of June 30, 2024 and December 31, 2023, and remaining maturities of AFS debt securities as of June 30, 2024.
TABLE 40: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	JUNE 30, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$6,102.1	$6.3	$18.5	$6,089.9
Obligations of States and Political Subdivisions	308.7	—	15.3	293.4
Government Sponsored Agency	12,743.9	21.6	132.4	12,633.1
Non-U.S. Government	329.3	0.1	18.2	311.2
Corporate Debt	225.6	0.1	6.0	219.7
Covered Bonds	304.7	0.6	5.4	299.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,810.5	3.2	60.3	3,753.4
Other Asset-Backed	2,646.8	5.3	26.3	2,625.8
Commercial Mortgage-Backed	655.7	0.1	20.5	635.3
Total	$27,127.3	$37.3	$302.9	$26,861.7

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$3,681.5	$2.2	$61.5	$3,622.2
Obligations of States and Political Subdivisions	315.8	—	20.0	295.8
Government Sponsored Agency	11,744.3	9.0	200.3	11,553.0
Non-U.S. Government	284.8	—	20.4	264.4
Corporate Debt	287.5	0.1	8.1	279.5
Covered Bonds	356.8	—	9.7	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,013.8	0.1	114.0	2,899.9
Other Asset-Backed	3,061.0	1.6	100.0	2,962.6
Commercial Mortgage-Backed	913.5	0.2	48.4	865.3
Total	$23,659.0	$13.2	$582.4	$23,089.8
TABLE 41: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

JUNE 30, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$448.2	$444.3	$3,315.3	$3,304.3	$2,338.6	$2,341.3	$—	$—	$6,102.1	$6,089.9
Obligations of States and Political Subdivisions	—	—	175.3	167.4	133.4	126.0	—	—	308.7	293.4
Government Sponsored Agency	2,681.3	2,665.6	6,828.4	6,783.5	2,521.5	2,494.8	712.7	689.2	12,743.9	12,633.1
Non-U.S. Government	66.2	65.3	263.1	245.9	—	—	—	—	329.3	311.2
Corporate Debt	129.9	129.0	95.7	90.7	—	—	—	—	225.6	219.7
Covered Bonds	67.6	67.5	237.1	232.4	—	—	—	—	304.7	299.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	168.9	166.8	3,343.5	3,300.7	298.1	285.9	—	—	3,810.5	3,753.4
Other Asset-Backed	212.1	207.9	1,879.7	1,861.3	350.4	351.7	204.6	204.9	2,646.8	2,625.8
Commercial Mortgage-Backed	22.7	22.0	598.4	585.7	34.6	27.6	—	—	655.7	635.3
Total	$3,796.9	$3,768.4	$16,736.5	$16,571.9	$5,676.6	$5,627.3	$917.3	$894.1	$27,127.3	$26,861.7
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2024 and December 31, 2023.
TABLE 42: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

JUNE 30, 2024	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$792.1	$0.2	$719.9	$18.3	$1,512.0	$18.5
Obligations of States and Political Subdivisions	—	—	293.4	15.3	293.4	15.3
Government Sponsored Agency	1,259.6	2.4	6,901.0	130.0	8,160.6	132.4
Non-U.S. Government	—	—	256.6	18.2	256.6	18.2
Corporate Debt	2.6	—	83.6	1.3	86.2	1.3
Covered Bonds	—	—	168.1	5.4	168.1	5.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,137.1	3.2	876.6	57.1	2,013.7	60.3
Other Asset-Backed	62.5	0.3	538.8	26.0	601.3	26.3
Commercial Mortgage-Backed	1.0	—	596.0	20.5	597.0	20.5
Total	$3,254.9	$6.1	$10,434.0	$292.1	$13,688.9	$298.2
Note: Two corporate debt AFS securities with a fair value of $81.8 million and unrealized losses of $4.7 million have been excluded from the table above as these AFS securities have a $0.6 million allowance for credit losses reported as of June 30, 2024. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
As of June 30, 2024, 777 AFS debt securities with a combined fair value of $13.7 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $298.2 million. As of June 30, 2024, unrealized losses related to AFS debt securities of $132.4 million, $60.3 million, and $26.3 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and other asset-backed, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred. In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.3 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the six months ended June 30, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
There was a $0.1 million provision for credit losses and a $0.6 million release of credit reserves for AFS securities for the three and six months ended June 30, 2024, respectively. There was a $0.5 million release of credit reserves and no provision for credit losses for AFS securities for the three and six months ended June 30, 2023. There was a $0.6 million allowance for credit losses for AFS securities as of June 30, 2024 which was related to corporate debt securities and $1.2 million allowance for credit losses for AFS securities as of December 31, 2023, which was related to corporate debt securities and non-U.S. agency bonds. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of June 30, 2024 and December 31, 2023, and remaining maturities of HTM debt securities as of June 30, 2024.
TABLE 43: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	JUNE 30, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,557.9	$—	$98.7	$2,459.2
Government Sponsored Agency	9,041.2	2.0	1,123.0	7,920.2
Non-U.S. Government	2,503.3	0.1	87.3	2,416.1
Corporate Debt	553.7	—	20.9	532.8
Covered Bonds	2,023.5	0.5	96.6	1,927.4
Certificates of Deposit	425.0	—	0.2	424.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,945.5	1.0	263.8	4,682.7
Other Asset-Backed	121.2	0.7	0.2	121.7
Commercial Mortgage-Backed	37.6	—	0.7	36.9
Other	589.7	—	169.4	420.3
Total	$22,798.6	$4.3	$1,860.8	$20,942.1

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	2,563.9	0.5	72.4	2,492.0
Government Sponsored Agency	9,355.3	2.3	1,012.4	8,345.2
Non-U.S. Government	4,789.1	0.2	90.7	4,698.6
Corporate Debt	646.1	—	28.2	617.9
Covered Bonds	2,208.6	0.3	108.3	2,100.6
Certificates of Deposit	585.1	—	0.7	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	3.2	294.9	4,953.8
Other Asset-Backed	214.2	0.4	0.2	214.4
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	576.3	—	147.0	429.3
Total	$26,221.7	$6.9	$1,755.6	$24,473.0

Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2024, the $22.8 billion HTM debt securities portfolio had unrealized losses of $1.1 billion and $263.8 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities. As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had unrealized losses of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
TABLE 44: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

JUNE 30, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$60.1	$59.5	$1,280.1	$1,241.7	$974.6	$929.7	$243.1	$228.3	$2,557.9	$2,459.2
Government Sponsored Agency	919.0	821.5	3,394.9	3,004.0	2,956.1	2,590.2	1,771.2	1,504.5	9,041.2	7,920.2
Non-U.S. Government	1,436.5	1,431.1	1,034.1	956.7	32.7	28.3	—	—	2,503.3	2,416.1
Corporate Debt	279.6	274.3	259.0	245.8	15.1	12.7	—	—	553.7	532.8
Covered Bonds	605.6	600.4	1,203.0	1,132.7	214.9	194.3	—	—	2,023.5	1,927.4
Certificates of Deposit	425.0	424.8	—	—	—	—	—	—	425.0	424.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,241.4	1,222.0	3,698.5	3,456.3	5.6	4.4	—	—	4,945.5	4,682.7
Other Asset-Backed	10.9	10.8	64.0	64.4	46.3	46.5	—	—	121.2	121.7
Commercial Mortgage-Backed	—	—	37.6	36.9	—	—	—	—	37.6	36.9
Other	71.5	69.2	296.2	264.4	35.1	26.2	186.9	60.5	589.7	420.3
Total	$5,049.6	$4,913.6	$11,267.4	$10,402.9	$4,280.4	$3,832.3	$2,201.2	$1,793.3	$22,798.6	$20,942.1
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 45: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$959.7	$1,598.0	$—	$—	$0.2	$2,557.9
Government Sponsored Agency	9,041.0	—	—	—	0.2	9,041.2
Non-U.S. Government	798.6	706.2	675.8	322.7	—	2,503.3
Corporate Debt	—	276.8	276.9	—	—	553.7
Covered Bonds	2,023.5	—	—	—	—	2,023.5
Certificates of Deposit	425.0	—	—	—	—	425.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,763.9	1,151.2	29.3	1.1	—	4,945.5
Other Asset-Backed	115.3	—	—	—	5.9	121.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	52.1	—	—	—	537.6	589.7
Total	$17,216.7	$3,732.2	$982.0	$323.8	$543.9	$22,798.6
Percent of Total	76%	16%	4%	1%	3%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	954.7	1,609.0	—	—	0.2	2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% and 97% of the HTM portfolio at June 30, 2024 and December 31, 2023, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both June 30, 2024 and December 31, 2023 and 3% and 2% which were not rated by Moody’s, S&P Global, or Fitch Ratings at June 30, 2024 and December 31, 2023, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. Proceeds of $31.2 million from the sale of certain other asset-backed debt securities resulted in an investment security gain of $0.1 million for the three months ended June 30, 2024. There were no sales of debt securities and no net investment security gains (losses) for the three months ended June 30, 2023. Proceeds of $2.0 billion from the sale of debt securities resulted in investment security loss of $189.3 million for the six months ended June 30, 2024. Proceeds of $2.1 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the six months ended June 30, 2023.

TABLE 46: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Gross Realized Debt Securities Gains	$0.1	$—	$185.2	$213.0
Gross Realized Debt Securities Losses	—	—	(374.5)	(206.1)
Investment Security Gains (Losses), net	$0.1	$—	$(189.3)	$6.9

TABLE 47: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
U.S. Government	$—	$—	$(34.8)	$—
Obligations of States and Political Subdivisions	—	—	—	9.8
Government Sponsored Agency	—	—	(23.0)	—
Corporate Debt	—	—	—	(1.2)
Covered Bonds	—	—	(4.2)	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	—	(48.2)	—
Other Asset-Backed	0.1	—	(56.5)	(0.8)
Commercial Mortgage-Backed	—	—	(22.6)	(0.9)
Investment Security Gains (Losses), net	$0.1	$—	$(189.3)	$6.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 48: LOANS

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Commercial
Commercial and Institutional(1)	$10,812.1	$11,555.3
Commercial Real Estate	5,266.8	5,134.2
Non-U.S.(1)	2,464.0	2,778.5
Other	2,291.1	5,944.8
Total Commercial	20,834.0	25,412.8
Personal
Private Client	14,416.5	14,360.0
Residential Real Estate	6,209.0	6,327.1
Non-U.S.	437.8	428.8
Other	237.9	1,088.3
Total Personal	21,301.2	22,204.2
Total Loans	$42,135.2	$47,617.0
(1) Commercial and institutional and commercial-non-U.S. combined include $4.3 billion and $4.5 billion of private equity capital call finance loans at June 30, 2024 and December 31, 2023, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2024 and December 31, 2023, equity credit lines totaled $227.1 million and $228.7 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 96% of the total equity credit lines as of June 30, 2024 and December 31, 2023, respectively.
Included within the commercial-other, commercial-non-U.S., and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $3.7 billion and $8.4 billion at June 30, 2024 and December 31, 2023, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $5.2 million and $12.1 million at June 30, 2024 and December 31, 2023, respectively.
Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale at June 30, 2024 or December 31, 2023. There were no loans sold for the three and six months ended June 30, 2024 and June 30, 2023.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
borrowers. Borrower risk ratings are monitored and are revised when events or circumstances indicate a change is required. Risk ratings are generally validated at least annually.
Loan segment and class balances as of June 30, 2024 and December 31, 2023 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 49: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$336.4	$392.7	$434.9	$639.8	$66.7	$390.9	$4,313.7	$—	$6,575.1
4 to 5 Category	181.3	645.8	618.1	545.9	110.7	170.9	1,545.5	87.7	3,905.9
6 to 9 Category	12.7	67.0	109.1	98.6	—	1.7	40.2	1.8	331.1
Total Commercial and Institutional	530.4	1,105.5	1,162.1	1,284.3	177.4	563.5	5,899.4	89.5	10,812.1
C&I Gross Charge-offs	—	(7.3)	(1.3)	—	—	—	—	—	(8.6)
Commercial Real Estate
Risk Rating:
1 to 3 Category	48.7	453.4	318.3	195.1	25.7	37.2	68.8	—	1,147.2
4 to 5 Category	197.9	1,550.5	1,153.5	460.3	183.1	300.3	177.1	5.3	4,028.0
6 to 9 Category	12.7	16.0	35.1	17.2	4.4	6.2	—	—	91.6
Total Commercial Real Estate	259.3	2,019.9	1,506.9	672.6	213.2	343.7	245.9	5.3	5,266.8
Commercial Real Estate Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	770.7	—	—	31.0	—	30.3	783.1	—	1,615.1
4 to 5 Category	490.6	61.2	0.8	—	—	130.0	151.7	—	834.3
6 to 9 Category	0.6	—	14.0	—	—	—	—	—	14.6
Total Non-U.S.	1,261.9	61.2	14.8	31.0	—	160.3	934.8	—	2,464.0
Other
Risk Rating:
1 to 3 Category	1,052.1	—	—	—	—	—	—	—	1,052.1
4 to 5 Category	1,239.0	—	—	—	—	—	—	—	1,239.0
Total Other	2,291.1	—	—	—	—	—	—	—	2,291.1
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	4,342.7	3,186.6	2,683.8	1,987.9	390.6	1,067.5	7,080.1	94.8	20,834.0
Commercial Gross Charge-offs	—	(7.3)	(3.7)	—	—	—	—	—	(11.0)
Personal
Private Client
Risk Rating:
1 to 3 Category	130.8	418.8	95.6	19.6	13.9	57.3	5,169.4	167.6	6,073.0
4 to 5 Category	69.5	330.1	400.2	514.2	128.5	180.7	6,238.0	454.4	8,315.6
6 to 9 Category	—	16.4	—	—	—	—	11.5	—	27.9
Total Private Client	200.3	765.3	495.8	533.8	142.4	238.0	11,418.9	622.0	14,416.5
Private Client Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Residential Real Estate
Risk Rating:
1 to 3 Category	103.5	244.7	463.2	413.6	286.6	854.3	191.4	—	2,557.3
4 to 5 Category	89.3	212.1	668.5	723.4	735.5	975.4	179.0	2.1	3,585.3
6 to 9 Category	—	—	7.3	—	0.6	42.6	15.9	—	66.4
Total Residential Real Estate	192.8	456.8	1,139.0	1,137.0	1,022.7	1,872.3	386.3	2.1	6,209.0
Residential Real Estate Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	1.3	1.2	—	—	—	6.2	101.2	—	109.9
4 to 5 Category	17.1	18.2	15.5	39.2	—	21.1	201.5	7.4	320.0
6 to 9 Category	7.9	—	—	—	—	—	—	—	7.9
Total Non-U.S.	26.3	19.4	15.5	39.2	—	27.3	302.7	7.4	437.8
Other
Risk Rating:
1 to 3 Category	168.8	—	—	—	—	—	—	—	168.8
4 to 5 Category	69.1	—	—	—	—	—	—	—	69.1
Total Other	237.9	—	—	—	—	—	—	—	237.9
Total Personal	657.3	1,241.5	1,650.3	1,710.0	1,165.1	2,137.6	12,107.9	631.5	21,301.2
Personal Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Total Loans	$5,000.0	$4,428.1	$4,334.1	$3,697.9	$1,555.7	$3,205.1	$19,188.0	$726.3	$42,135.2
Total Loans Gross Charge-offs	$—	$(7.3)	$(3.7)	$—	$—	$(0.4)	$—	$—	$(11.4)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$443.9	$534.1	$668.3	$78.1	$137.2	$409.9	$4,909.8	$15.0	$7,196.3
4 to 5 Category	801.4	790.9	729.5	138.7	120.5	178.7	1,332.4	72.0	4,164.1
6 to 9 Category	13.8	70.0	60.8	12.0	0.1	1.7	34.7	1.8	194.9
Total Commercial and Institutional	1,259.1	1,395.0	1,458.6	228.8	257.8	590.3	6,276.9	88.8	11,555.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	403.6	389.9	159.1	23.9	37.8	44.8	51.0	—	1,110.1
4 to 5 Category	1,513.5	1,208.8	521.0	218.4	252.8	96.0	136.3	7.9	3,954.7
6 to 9 Category	16.1	—	30.5	—	8.2	14.6	—	—	69.4
Total Commercial Real Estate	1,933.2	1,598.7	710.6	242.3	298.8	155.4	187.3	7.9	5,134.2
CRE Gross Charge-offs	(0.7)	(4.4)	—	—	—	—	—	—	(5.1)
Non-U.S.
Risk Rating:
1 to 3 Category	487.9	—	43.2	65.2	34.2	3.3	760.0	—	1,393.8
4 to 5 Category	974.7	0.8	—	—	—	150.0	243.4	—	1,368.9
6 to 9 Category	1.5	14.3	—	—	—	—	—	—	15.8
Total Non-U.S.	1,464.1	15.1	43.2	65.2	34.2	153.3	1,003.4	—	2,778.5
Other
Risk Rating:
1 to 3 Category	4,313.2	—	—	—	—	—	—	—	4,313.2
4 to 5 Category	1,631.6	—	—	—	—	—	—	—	1,631.6
Total Other	5,944.8	—	—	—	—	—	—	—	5,944.8
Other Gross Charge-offs	(0.6)	—	—	—	—	—	—	—	(0.6)
Total Commercial	10,601.2	3,008.8	2,212.4	536.3	590.8	899.0	7,467.6	96.7	25,412.8
Commercial Gross Charge-offs	(1.3)	(4.4)	—	—	—	—	—	—	(5.7)
Personal
Private Client
Risk Rating:
1 to 3 Category	504.7	140.8	52.3	67.5	8.7	134.7	5,320.9	168.1	6,397.7
4 to 5 Category	290.1	488.2	655.1	100.9	158.8	44.7	5,721.5	447.8	7,907.1
6 to 9 Category	23.6	0.3	—	—	—	18.3	13.0	—	55.2
Total Private Client	818.4	629.3	707.4	168.4	167.5	197.7	11,055.4	615.9	14,360.0
Residential Real Estate
Risk Rating:
1 to 3 Category	278.7	464.0	500.6	373.3	142.4	722.4	219.8	—	2,701.2
4 to 5 Category	191.6	694.9	717.4	686.7	290.0	805.3	170.3	—	3,556.2
6 to 9 Category	—	10.9	—	0.7	1.6	43.6	12.9	—	69.7
Total Residential Real Estate	470.3	1,169.8	1,218.0	1,060.7	434.0	1,571.3	403.0	—	6,327.1
RRE Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Non-U.S.
Risk Rating:
1 to 3 Category	15.5	—	0.6	—	—	4.6	71.4	—	92.1
4 to 5 Category	12.7	16.0	39.2	—	16.4	8.9	236.1	7.4	336.7
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Non-U.S.	28.2	16.0	39.8	—	16.4	13.5	307.5	7.4	428.8
Other
Risk Rating:
1 to 3 Category	461.7	—	—	—	—	—	—	—	461.7
4 to 5 Category	626.6	—	—	—	—	—	—	—	626.6
Total Other	1,088.3	—	—	—	—	—	—	—	1,088.3
Total Personal	2,405.2	1,815.1	1,965.2	1,229.1	617.9	1,782.5	11,765.9	623.3	22,204.2
Personal Gross Charge-Offs	$(0.8)	$—	$—	$—	$—	$(1.0)	$—	$—	$(1.8)
Total Loans	13,006.4	4,823.9	4,177.6	1,765.4	1,208.7	2,681.5	19,233.5	720.0	47,617.0
Total Loans Gross Charge-Offs	$(2.1)	$(4.4)	$—	$—	$—	$(1.0)	$—	$—	$(7.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2024 and December 31, 2023.
TABLE 50: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
June 30, 2024
Commercial
Commercial and Institutional	$10,721.6	$19.3	$9.4	$54.2	$10,804.5	$7.6	$10,812.1	$7.6
Commercial Real Estate	5,244.3	16.8	—	—	5,261.1	5.7	5,266.8	—
Non-U.S.	2,458.6	5.0	—	0.4	2,464.0	—	2,464.0	—
Other	2,291.1	—	—	—	2,291.1	—	2,291.1	—
Total Commercial	20,715.6	41.1	9.4	54.6	20,820.7	13.3	20,834.0	7.6
Personal
Private Client	14,220.5	144.7	23.4	25.9	14,414.5	2.0	14,416.5	—
Residential Real Estate	6,160.1	22.3	3.3	0.1	6,185.8	23.2	6,209.0	23.2
Non-U.S.	416.7	21.1	—	—	437.8	—	437.8	—
Other	237.9	—	—	—	237.9	—	237.9	—
Total Personal	21,035.2	188.1	26.7	26.0	21,276.0	25.2	21,301.2	23.2
Total Loans	$41,750.8	$229.2	$36.1	$80.6	$42,096.7	$38.5	$42,135.2	$30.8
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$38.5

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2023
Commercial
Commercial and Institutional	$11,374.6	$163.7	$0.7	$—	$11,539.0	$16.3	$11,555.3	$4.1
Commercial Real Estate	5,123.7	4.4	6.1	—	5,134.2	—	5,134.2	—
Non-U.S.	2,778.5	—	—	—	2,778.5	—	2,778.5	—
Other	5,944.8	—	—	—	5,944.8	—	5,944.8	—
Total Commercial	25,221.6	168.1	6.8	—	25,396.5	16.3	25,412.8	4.1
Personal
Private Client	14,240.0	63.9	24.8	11.0	14,339.7	20.3	14,360.0	18.3
Residential Real Estate	6,283.0	7.5	0.5	9.1	6,300.1	27.0	6,327.1	27.0
Non-U.S	428.2	—	0.6	—	428.8	—	428.8	—
Other	1,088.3	—	—	—	1,088.3	—	1,088.3	—
Total Personal	22,039.5	71.4	25.9	20.1	22,156.9	47.3	22,204.2	45.3
Total Loans	$47,261.1	$239.5	$32.7	$20.1	$47,553.4	$63.6	$47,617.0	$49.4
	Other Real Estate Owned					$1.5
	Total Nonaccrual Assets					$65.1
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.5 million and $1.2 for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of June 30, 2024 and December 31, 2023, Northern Trust held foreclosed real estate properties with an immaterial carrying value as a result of obtaining physical possession. In addition, as of June 30, 2024 and December 31, 2023, Northern Trust had loans with a carrying value of $4.8 million and $3.5 million, respectively, for which formal foreclosure proceedings were in process.

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

The following table shows the amortized cost basis of loan modifications provided to financially distressed borrowers that impacted the respective cash flows of the underlying loans as of June 30, 2024 and June 30, 2023, disaggregated by relevant class of financing receivable and type of modification provided.
TABLE 51: LOAN MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

		THREE MONTHS ENDED JUNE 30, 2024		SIX MONTHS ENDED JUNE 30, 2024
($ In Millions)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Personal
Residential Real Estate	Extension of Term	$—	—%	0.1	—
Private Client	Extension of Term	$—	—%	0.2	—
Total Personal		$—	—%	$0.3	—%
Total Loans		$—	—%	$0.3	—%
(1) Loan modifications were immaterial for the three months ended June 30, 2024.

		THREE MONTHS ENDED JUNE 30, 2023		SIX MONTHS ENDED JUNE 30, 2023
($ In Millions)	LOAN MODIFICATION DETAIL	AMORTIZED COST BASIS	% OF TOTAL SEGMENT	AMORTIZED COST BASIS	% OF TOTAL SEGMENT
Commercial
Commercial Real Estate (1)	Combination of principal and/or interest deferral and extension of term	—	—	—	—
Total Commercial		$—	—%	$—	—%
Personal
Residential Real Estate	Deferred Principal and Interest	$0.2	—%	$3.1	0.05%
Private Client (1)	Extension of Term	—	—	—	—
Total Personal		$0.2	—%	$3.1	0.05%
Total Loans		$0.2	—%	$3.1	0.05%
(1) During the three months ended June 30, 2023, Northern Trust provided $32.5 million of combination of principal and/or interest deferral and term extensions for the commercial real estate portfolio and $0.2 million of term extensions for the private client portfolio for which the respective loans had no amortized cost basis as of the end of the period. The $32.5 million loan has been fully repaid as of June 30, 2023.
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.
TABLE 52: FINANCIAL EFFECT OF MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	THREE MONTHS ENDED JUNE 30, 2024	SIX MONTHS ENDED JUNE 30, 2024
	FINANCIAL EFFECT	FINANCIAL EFFECT
TERM EXTENSION
Personal
Residential Real Estate	N/A	Northern Trust provided weighted average term extensions of 14 months.
Private Client	N/A	Northern Trust provided weighted average term extensions of 22 months.

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2023
	FINANCIAL EFFECT	FINANCIAL EFFECT
PRINCIPAL AND INTEREST DEFERRAL
Commercial
Commercial Real Estate	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.	Northern Trust provided a weighted average of 6 months payment deferrals to borrowers for total deferred principal and interest of $32.5 million.
Personal
Residential Real Estate	Northern Trust provided payment deferrals to borrowers for immaterial principal and interest deferral amounts.	Northern Trust provided a weighted average of 9 months payment deferrals to borrowers for immaterial principal and interest deferral amounts.
TERM EXTENSION
Commercial
Commercial Real Estate	Northern Trust provided weighted average term extensions of 6 months.	Northern Trust provided weighted average term extensions of 6 months.
Personal
Private Client	Northern Trust provided weighted average term extensions of 60 months.	Northern Trust provided weighted average term extensions of 60 months.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. Of the loans that were modified in the last 12 months, and were not performing in accordance with their modified terms and considered past due for purposes of these disclosures as of June 30, 2024, there were no loan modifications 30-89 days past due and $8.8 million 90 days and greater past due. None of the modified loans were considered past-due for purposes of these disclosures as of June 30, 2023. As of the three and six months ended June 30, 2024, Northern Trust charged-off $0.3 million and $8.5 million, respectively, related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. As of the three and six months ended June 30, 2023, Northern Trust charged off $0.7 million related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of June 30, 2024 and December 31, 2023, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding changes in the total allowance for credit losses during the three and six months ended June 30, 2024 and 2023.
TABLE 53: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2024
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$162.4	$25.2	$12.4	$1.0	$201.0
Charge-Offs	(0.3)	—	—	—	(0.3)
Recoveries	0.4	—	—	—	0.4
Net Recoveries (Charge-Offs)	0.1	—	—	—	0.1
Provision for Credit Losses(1)	5.2	4.3	(1.5)	(0.1)	7.9
Balance at End of Period	$167.7	$29.5	$10.9	$0.9	$209.0
(1) The table excludes a provision for credit losses of $0.1 million for the three months ended June 30, 2024 for AFS debt securities. See further detail in Note 4—Securities.

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions)	LOANS AND LEASES	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$178.7	$26.9	$12.7	$0.9	$219.2
Charge-Offs	(11.4)	—	—	—	(11.4)
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	(10.3)	—	—	—	(10.3)
Provision for Credit Losses(1)	(0.7)	2.6	(1.8)	—	0.1
Balance at End of Period	$167.7	$29.5	$10.9	$0.9	$209.0
(1) The table excludes a negative provision for credit losses of $0.6 million for the six months ended June 30, 2024 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED JUNE 30, 2023
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
(1) The table excludes a negative provision for credit losses of $0.5 million for the three months ended June 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.

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
Excluding the impact of the provision for AFS debt securities, there was a Provision for Credit Losses of $7.9 million in the current quarter, as compared to a negative provision of $15.0 million in the prior-year quarter. The provision resulted from an increase in collective reserves. The increase in collective reserves was primarily in the Commercial and Institutional (C&I) portfolio, driven by modest deterioration in credit quality, and, the Commercial Real Estate (CRE) portfolio, driven by expectations for weaker CRE prices. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. There were net recoveries of $0.1 million during the three months ended June 30, 2024, while there were no net recoveries for the three months ended June 30, 2023. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
Excluding the impact of the negative provision for AFS debt securities, there was a Provision for Credit Losses of $0.1 million for the six months ended June 30, 2024, as compared to a negative provision of $0.5 million in the prior-year period. The provision was primarily due to an increase in the collective reserves, driven by the C&I and CRE portfolios, partially offset by a decrease in individual reserves, driven by one C&I loan charge-off. There were net charge-offs of $10.3 million during the six months ended June 30, 2024, as compared to net charge-offs of $2.9 million during the six months ended June 30, 2023. For further detail, please see the Allowance for the Loan and Lease Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
The portion of the allowance assigned to loans, HTM debt securities, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. For credit exposure and the associated allowance related to fee receivables, please refer to Note 13—Revenue from Contracts with Clients. For information related to the allowance for AFS debt securities, please refer to Note 4—Securities. For all other financial assets recognized at amortized cost, which includes Cash and Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets, please refer to the Allowance for Other Financial Assets section within this footnote.
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, unemployment, disposable income, and real estate price indices, as well as financial market factors such as market volatility and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of steady growth, despite modest deterioration within the Commercial Real Estate industry, with inflation and labor markets stabilizing and interest rates falling. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2024 and 2023.
TABLE 54: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED JUNE 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$131.7	$30.7	$162.4	$22.5	$2.7	$25.2
Charge-Offs	—	(0.3)	(0.3)	—	—	—
Recoveries	—	0.4	0.4	—	—	—
Net Recoveries (Charge-Offs)	—	0.1	0.1	—	—	—
Provision for Credit Losses	5.2	—	5.2	4.7	(0.4)	4.3
Balance at End of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5

	SIX MONTHS ENDED JUNE 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.4)	(11.4)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	0.7	(10.3)	—	—	—
Provision for (Release of) Credit Losses	1.1	(1.8)	(0.7)	2.3	0.3	2.6
Balance at End of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5

	THREE MONTHS ENDED JUNE 30, 2023
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$130.8	$29.1	$159.9	$31.3	$3.0	$34.3
Charge-Offs	—	(0.8)	(0.8)	—	—	—
Recoveries	0.1	0.7	0.8	—	—	—
Net Recoveries (Charge-Offs)	0.1	(0.1)	—	—	—	—
Provision for Credit Losses	(6.9)	(0.5)	(7.4)	(8.0)	(0.3)	(8.3)
Balance at End of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0

	SIX MONTHS ENDED JUNE 30, 2023
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.0)	(0.8)	(4.8)	—	—	—
Recoveries	0.1	1.8	1.9	—	—	—
Net Recoveries (Charge-Offs)	(3.9)	1.0	(2.9)	—	—	—
Provision for (Release of) Credit Losses	11.7	(0.6)	11.1	(13.0)	0.5	(12.5)
Balance at End of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of June 30, 2024 and December 31, 2023.
TABLE 55: RECORDED INVESTMENTS IN LOANS

	JUNE 30, 2024			DECEMBER 31, 2023
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$14.5	$30.8	$45.3	$33.7	$62.6	$96.3
Evaluated on a Collective Basis	20,819.5	21,270.4	42,089.9	25,379.1	22,141.6	47,520.7
Total Loans	20,834.0	21,301.2	42,135.2	25,412.8	22,204.2	47,617.0
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	0.5	2.0	2.5	11.4	2.0	13.4
Evaluated on a Collective Basis	136.4	28.8	165.2	135.4	29.9	165.3
Allowance Assigned to Loans	136.9	30.8	167.7	146.8	31.9	178.7
Allowance for Undrawn Loan Commitments and Standby Letters of Credit
Evaluated on a Collective Basis	27.2	2.3	29.5	24.9	2.0	26.9
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit	27.2	2.3	29.5	24.9	2.0	26.9
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$164.1	$33.1	$197.2	$171.7	$33.9	$205.6
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2024 and 2023.
TABLE 56: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.8	$3.5	$2.1	$1.1	$0.1	$4.8	$12.4
Provision for Credit Losses	(0.3)	(0.9)	(0.4)	(0.1)	—	0.2	(1.5)
Balance at End of Period	$0.5	$2.6	$1.7	$1.0	$0.1	$5.0	$10.9
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for (Release of) Credit Losses	(0.4)	(0.9)	(0.5)	(0.2)	—	0.2	(1.8)
Balance at End of Period	$0.5	$2.6	$1.7	$1.0	$0.1	$5.0	$10.9
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	THREE MONTHS ENDED JUNE 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.9	$4.1	$1.3	$0.1	$4.7	$16.0
Provision for Credit Losses	(0.5)	1.5	(0.7)	—	—	0.4	0.7
Balance at End of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Provision for (Release of) Credit Losses	(0.5)	1.8	(0.6)	(0.2)	—	0.2	0.7
Balance at End of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 2” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $0.9 million as of June 30, 2024 and December 31, 2023.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 57: ACCRUED INTEREST

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Loans	$252.2	$241.7
Debt Securities
Held to Maturity	74.6	72.0
Available for Sale	170.9	129.2
Other Financial Assets	82.4	86.0
Total	$580.1	$528.9
The amount of accrued interest reversed through interest income for loans was immaterial for the three and six months ended June 30, 2024 and 2023, and there was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and December 31, 2023, respectively, $1.0 billion and $1.1 billion of collateral we pledge, related to loans and/or securities, is eligible to be repledged or sold by the secured party. The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 58: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2024	DECEMBER 31, 2023
Debt Securities(1)	$30.8	$33.0
Loans(2)	10.5	10.3
Total Pledged Assets	$41.3	$43.3
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
The following table presents the fair value of securities accepted as collateral.
TABLE 59: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$70,680.5	$62,767.8
Derivative contracts	4.0	12.2
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$70,684.5	$62,780.0
(1) The fair value of securities collateral that was repledged or sold totaled $69.8 billion and $62.0 billion at June 30, 2024 and December 31, 2023, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of June 30, 2024 and December 31, 2023, these balances totaled $942.9 million and $722.2 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At June 30, 2024 and December 31, 2023, Northern Trust held cash of $539.0 million and $575.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for the three and six months ended June 30, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2024, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 60: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2023	$621.9	$80.4	$702.3
Foreign Exchange Rates	(4.8)	(0.1)	(4.9)
Balance at June 30, 2024	$617.1	$80.3	$697.4
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2024 and December 31, 2023 were as follows.
TABLE 61: OTHER INTANGIBLE ASSETS

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$130.4	$135.0
Less: Accumulated Amortization	66.0	63.4
Net Book Value	$64.4	$71.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.4 million and $4.7 million for the three and six months ended June 30, 2024 and also for the three and six months ended June 30, 2023, respectively. Amortization for the remainder of 2024 and for the years 2025, 2026, 2027, and 2028 is estimated to be $4.5 million, $8.6 million, $8.2 million, $8.0 million, and $7.4 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2024 and December 31, 2023 were as follows.
TABLE 62: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$4,068.3	$3,781.7
Less: Accumulated Amortization	2,043.7	1,754.2
Net Book Value	$2,024.6	$2,027.5
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $150.6 million and $291.0 million for the three and six months ended June 30, 2024, respectively, and $122.8 million and $244.1 million for the three and six months ended June 30, 2023, respectively.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $32 million decrease and a $32 million increase in Net Interest Income, respectively, for the three months ended June 30, 2024. The approximate impact on the Asset Servicing and Wealth Management segments was a $63 million decrease and a $63 million increase in Net Interest Income, respectively, for the six months ended June 30, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2024 and 2023.
TABLE 63: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$650.6	$621.2	$515.5	$475.1	$—	$—	$—	$—	$1,166.1	$1,096.3
Foreign Exchange Trading Income (Loss)	62.2	52.0	(3.8)	(1.9)	—	—	—	—	58.4	50.1
Other Noninterest Income (Loss)	61.1	69.7	31.1	40.4	875.9	(10.9)	—	—	968.1	99.2
Total Noninterest Income (Loss)	773.9	742.9	542.8	513.6	875.9	(10.9)	—	—	2,192.6	1,245.6
Net Interest Income	285.3	309.3	244.5	215.3	—	—	(6.9)	(13.1)	522.9	511.5
Revenue	1,059.2	1,052.2	787.3	728.9	875.9	(10.9)	(6.9)	(13.1)	2,715.5	1,757.1
Provision for Credit Losses	4.5	(3.5)	5.0	(12.0)	(1.5)	—	—	—	8.0	(15.5)
Noninterest Expense	920.6	849.4	521.9	476.3	91.4	6.2	—	—	1,533.9	1,331.9
Income before Income Taxes	134.1	206.3	260.4	264.6	786.0	(17.1)	(6.9)	(13.1)	1,173.6	440.7
Provision for Income Taxes	32.4	52.6	66.5	73.7	185.5	(4.3)	(6.9)	(13.1)	277.5	108.9
Net Income	$101.7	$153.7	$193.9	$190.9	$600.5	$(12.8)	$—	$—	$896.1	$331.8
Percentage of Consolidated Net Income	11%	46%	22%	58%	67%	(4)%	N/A	N/A	100%	100%
Average Assets	$108,728.3	$111,029.9	$39,272.9	$34,869.7	$—	$—	N/A	N/A	$148,001.2	$145,899.6
(1) Includes the gain related to the net impact from the Visa transactions in the current quarter, refer to Note 20—Commitments and Contingent Liabilities for further information.

(In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,290.2	$1,224.2	$1,018.8	$935.7	$—	$—	$—	$—	$2,309.0	$2,159.9
Foreign Exchange Trading Income (Loss)	122.1	106.9	(6.7)	(3.8)	—	—	—	—	115.4	103.1
Other Noninterest Income (Loss)	131.9	132.9	69.6	74.7	685.4	(11.6)	—	—	886.9	196.0
Total Noninterest Income (Loss)	1,544.2	1,464.0	1,081.7	1,006.6	685.4	(11.6)	—	—	3,311.3	2,459.0
Net Interest Income	579.1	621.4	486.1	447.6	—	—	(14.2)	(26.3)	1,051.0	1,042.7
Revenue	2,123.3	2,085.4	1,567.8	1,454.2	685.4	(11.6)	(14.2)	(26.3)	4,362.3	3,501.7
Provision for Credit Losses	(1.3)	(6.4)	3.3	5.9	(2.5)	—	—	—	(0.5)	(0.5)
Noninterest Expense	1,773.3	1,650.4	1,013.6	945.5	111.7	21.6	—	—	2,898.6	2,617.5
Income before Income Taxes	351.3	441.4	550.9	502.8	576.2	(33.2)	(14.2)	(26.3)	1,464.2	884.7
Provision for Income Taxes	89.0	113.1	147.9	139.8	130.7	(8.3)	(14.2)	(26.3)	353.4	218.3
Net Income	$262.3	$328.3	$403.0	$363.0	$445.5	$(24.9)	$—	$—	$1,110.8	$666.4
Percentage of Consolidated Net Income	24%	49%	36%	55%	40%	(4)%	N/A	N/A	100%	100%
Average Assets	$107,850.4	$111,143.6	$38,709.4	$35,830.2	$—	$—	N/A	N/A	$146,559.8	$146,973.8
(1) Includes the gain related to the net impact from the Visa transactions in the current quarter, refer to Note 20—Commitments and Contingent Liabilities for further information.
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
As of June 30, 2024, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of June 30, 2024, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both June 30, 2024 and December 31, 2023 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2024, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2024 and December 31, 2023 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On April 16, 2024, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2024, to stockholders of record as of June 15, 2024.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and six months ended June 30, 2024, the Corporation repurchased 3,001,216 and 4,648,742 shares of common stock, respectively, at a total cost of $250.8 million ($83.57 average price per share) and $382.8 million ($82.35 average price per share), respectively, including 9,394 and 383,017 shares, withheld to satisfy tax withholding obligations related to share-based compensation, respectively. For the three and six months ended June 30, 2023, the Corporation repurchased 1,361,828 and 2,412,055 shares of common stock, respectively, at a total cost of $99.3 million ($72.91 average price per share) and $200.2 million ($82.98 average price per share), respectively, including 14,596 and 341,407 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2024 and 2023, and changes during the three and six months then ended.
TABLE 64: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2024	$(710.5)	$0.1	$208.2	$(415.4)	$(917.6)
Net Change	43.4	(0.1)	7.0	2.3	52.6
Balance at June 30, 2024	$(667.1)	$—	$215.2	$(413.1)	$(865.0)

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	256.8	(0.8)	11.6	5.3	272.9
Balance at June 30, 2024	$(667.1)	$—	$215.2	$(413.1)	$(865.0)

	THREE MONTHS ENDED JUNE 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2023	$(1,187.4)	$1.1	$187.3	$(367.2)	$(1,366.2)
Net Change	(42.0)	(0.6)	1.9	1.0	(39.7)
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)

	SIX MONTHS ENDED JUNE 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	138.2	(0.7)	24.6	1.2	163.3
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 65: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$40.0	$(17.1)	$22.9	$(88.7)	$23.9	$(64.8)
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	27.2	(6.7)	20.5	30.4	(7.6)	22.8
Net (Gains) Losses on Debt Securities(2)	(0.1)	0.1	—	—	—	—
Net Change	$67.1	$(23.7)	$43.4	$(58.3)	$16.3	$(42.0)
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$0.9	$(0.2)	$0.7	$1.4	$(0.4)	$1.0
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(1.0)	0.2	(0.8)	(2.2)	0.6	(1.6)
Net Change	$(0.1)	$—	$(0.1)	$(0.8)	$0.2	$(0.6)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(11.9)	$(1.7)	$(13.6)	$26.7	$(0.7)	$26.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.2)	0.1	(0.1)	(1.6)	0.4	(1.2)
Net Investment Hedge Gains (Losses)	18.0	2.7	20.7	(30.6)	7.7	(22.9)
Net Change	$5.9	$1.1	$7.0	$(5.5)	$7.4	$1.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.2	(0.8)	2.4	1.6	(0.4)	1.2
Net Change	$3.1	$(0.8)	$2.3	$1.4	$(0.4)	$1.0
Total Net Change	$76.0	$(23.4)	$52.6	$(63.2)	$23.5	$(39.7)

SIX MONTHS ENDED JUNE 30,	2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$113.2	$(36.5)	$76.7	$140.6	$(36.4)	$104.2
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	51.6	(12.9)	38.7	52.3	(13.1)	39.2
Net (Gains) Losses on Debt Securities(2)	189.3	(47.9)	141.4	(6.9)	1.7	(5.2)
Net Change	$354.1	$(97.3)	$256.8	$186.0	$(47.8)	$138.2
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$5.4	$(1.3)	$4.1	$1.9	$(0.5)	$1.4
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(6.5)	1.6	(4.9)	(2.8)	0.7	(2.1)
Net Change	$(1.1)	$0.3	$(0.8)	$(0.9)	$0.2	$(0.7)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(70.4)	$1.2	$(69.2)	$73.5	$(0.5)	$73.0
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	(0.8)	0.2	(0.6)	(1.6)	0.4	(1.2)
Net Investment Hedge Gains (Losses)	99.3	(17.9)	81.4	(63.1)	15.9	(47.2)
Net Change	$28.1	$(16.5)	$11.6	$8.8	$15.8	$24.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$1.0	$(0.5)	$0.5	$(1.3)	$0.1	$(1.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	6.4	(1.6)	4.8	3.2	(0.8)	2.4
Net Change	$7.4	$(2.1)	$5.3	$1.9	$(0.7)	$1.2
Total Net Change	$388.5	$(115.6)	$272.9	$195.8	$(32.5)	$163.3
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 66: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2024	2023	2024	2023
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	203,306,236	207,638,671	203,967,516	207,911,242
Net Income	$896.1	$331.8	$1,110.8	$666.4
Less: Dividends on Preferred Stock	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	891.4	327.1	1,089.9	645.5
Less: Earnings Allocated to Participating Securities	7.1	3.4	9.5	6.6
Earnings Allocated to Common Shares Outstanding	884.3	323.7	1,080.4	638.9
Basic Net Income Per Common Share	$4.35	$1.56	$5.30	$3.07
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	203,306,236	207,638,671	203,967,516	207,911,242
Plus: Dilutive Effect of Share-based Compensation	432,434	177,344	469,241	359,435
Average Common and Potential Common Shares	203,738,670	207,816,015	204,436,757	208,270,677
Earnings Allocated to Common and Potential Common Shares	$884.3	$323.6	$1,080.4	$638.8
Diluted Net Income Per Common Share	4.34	1.56	5.28	3.07
Note:    For the three and six months ended June 30, 2024, there were de minimis and 0.1 million common stock equivalents, respectively, excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three and six months ended June 30, 2023, there were de minimis and 0.1 million common stock equivalents, respectively, excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 67: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$477.2	$458.1	$944.6	$899.7
Investment Management and Advisory	609.6	558.8	1,203.5	1,099.3
Securities Lending	16.9	21.5	35.5	40.6
Other	62.4	57.9	125.4	120.3
Total Trust, Investment and Other Servicing Fees	$1,166.1	$1,096.3	$2,309.0	$2,159.9
Other Noninterest Income
Foreign Exchange Trading Income	$58.4	$50.1	$115.4	$103.1
Treasury Management Fees	9.0	7.9	18.3	16.3
Security Commissions and Trading Income	34.3	36.1	72.2	70.8
Other Operating Income	924.7	55.2	985.7	102.0
Investment Security Gains (Losses), net	0.1	—	(189.3)	6.9
Total Other Noninterest Income	$1,026.5	$149.3	$1,002.3	$299.1
Total Noninterest Income	$2,192.6	$1,245.6	$3,311.3	$2,459.0
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2024, revenue from contracts with clients also includes $31.0 million of the $34.3 million total Security Commissions and Trading Income and $10.0 million of the $924.7 million total Other Operating Income. For the six months ended June 30, 2024, revenue from contracts with clients also includes $64.7 million of the $72.2 million total Security Commissions and Trading Income and $19.3 million of the $985.7 million total Other Operating Income
For the three months ended June 30, 2023, revenue from contracts with clients also includes $29.0 million of the $36.1 million total Security Commissions and Trading Income and $10.2 million of the $55.2 million total Other Operating Income. For the six months ended June 30, 2023, revenue from contracts with clients also includes $58.9 million of the $70.8 million total Security Commissions and Trading Income and $19.3 million of the $102.0 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2024 and December 31, 2023.
TABLE 68: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Trust Fees Receivable, net(1)	$955.6	$863.5
Other	59.4	64.9
Total Client Receivables	$1,015.0	$928.4
(1) Trust Fees Receivable is net of a $13.9 million and $15.9 million fee receivable allowance as of June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 69: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Interest Income
Federal Reserve and Other Central Bank Deposits	$457.6	$398.9	$917.3	$775.9
Interest-Bearing Due from and Deposits with Banks(1)	31.4	32.1	66.0	60.3
Federal Funds Sold	—	0.1	—	0.3
Securities Purchased under Agreements to Resell	863.5	284.3	1,687.4	410.2
Securities — Taxable	477.4	366.3	922.7	704.1
— Nontaxable(2)	0.3	0.4	0.6	0.7
Loans	648.3	639.2	1,301.9	1,217.4
Other Interest-Earning Assets(3)	28.0	13.7	56.2	21.5
Total Interest Income	$2,506.5	$1,735.0	$4,952.1	$3,190.4
Interest Expense
Deposits	$898.3	$633.5	$1,780.0	$1,198.1
Federal Funds Purchased	38.7	87.6	72.3	127.7
Securities Sold Under Agreements to Repurchase	851.5	273.4	1,665.4	389.5
Other Borrowings	95.3	156.5	183.9	291.5
Senior Notes	44.1	42.1	88.2	81.3
Long-Term Debt	55.7	30.4	111.3	59.6
Total Interest Expense	$1,983.6	$1,223.5	$3,901.1	$2,147.7
Net Interest Income	$522.9	$511.5	$1,051.0	$1,042.7
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 70: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Loan Service Fees	$13.7	$21.4	$29.4	$40.1
Banking Service Fees	13.3	13.6	26.6	25.8
Bank Owned Life Insurance	21.4	17.0	42.0	33.7
Other Income(1)	876.3	3.2	887.7	2.4
Total Other Operating Income	$924.7	$55.2	$985.7	$102.0
(1)    Other Income includes the $607.0 realized gain related to the sale of certain Visa Class C common shares, $286.8 of unrealized mark-to-market gains on certain Visa Class C common shares, and the mark-to-market gain or loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 71: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
In Millions)	2024	2023	2024	2023
Business Promotion	$20.8	$21.1	$37.5	$37.3
Staff Related	8.2	8.9	22.4	16.7
FDIC Insurance Premiums(1)	9.8	6.6	28.5	12.8
Charitable Contributions(2)	74.0	4.3	76.0	7.5
Other Expenses	62.5	71.1	111.3	123.3
Total Other Operating Expense	$175.3	$112.0	$275.7	$197.6
(1) FDIC Insurance Premiums include an additional FDIC Special Assessment of $2.3 million for the three months ended June 30, 2024 and $14.7 million for the the six months ended June 30, 2024. Refer to Note 20—Commitments and Contingent Liabilities for further information.
(2) Charitable Contributions include a $70.0 million charitable commitment to the Northern Trust Foundation for the three and six months ended June 30, 2024.
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and six months ended June 30, 2024 and 2023.
TABLE 72: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$13.4	$11.5	$26.8	$23.0
Interest Cost	13.9	13.5	27.8	27.0
Expected Return on Plan Assets	(28.9)	(25.3)	(57.8)	(50.6)
Amortization
Net Actuarial Loss	1.9	0.4	3.8	0.8
Net Periodic Pension Expense	$0.3	$0.1	$0.6	$0.2

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$0.5	$0.4	$1.0	$0.7
Interest Cost	1.1	1.2	2.2	2.4
Expected Return on Plan Assets	(1.6)	(1.6)	(3.2)	(3.1)
Amortization
Net Actuarial (Gain)	—	(0.1)	—	(0.2)
Net Periodic Pension (Benefit)	$—	$(0.1)	$—	$(0.2)

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$1.2	$1.2	$2.4	$2.4
Interest Cost	1.2	1.3	2.4	2.6
Amortization
Net Actuarial Loss	1.3	1.3	2.6	2.6
Net Periodic Pension Expense	$3.7	$3.8	$7.4	$7.6
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were $200.0 million of contributions to the U.S. Qualified Plan during the six months ended June 30, 2024. There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2023. There were $8.0 million and $16.5 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2024 and 2023, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2024 and 2023.
TABLE 73: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Restricted Stock Unit Awards	$15.5	$15.5	$64.9	$65.8
Performance Stock Units	1.5	1.9	18.5	16.0
Total Share-Based Compensation Expense	17.0	17.4	83.4	81.8
Tax Benefits Recognized	$4.1	$4.3	$20.4	$20.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 74: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	JUNE 30, 2024	DECEMBER 31, 2023
Investment Carrying Amount
Affordable Housing	$593.9	$622.8
New Markets	258.7	266.3
Total Investment Carrying Amount(1)	$852.6	$889.1

Unfunded Commitments
Affordable Housing	$162.9	$178.8
New Markets	—	—
Total Unfunded Commitments(2)	$162.9	$178.8
(1)    As of June 30, 2024 and December 31, 2023, $823.1 million and $857.0 million are VIEs, respectively.
(2) As of June 30, 2024 and December 31, 2023, $157.5 million and $172.0 million relate to undrawn commitments on VIEs, respectively.

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
TABLE 75: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2024	2023	2024	2023
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$21.8	$22.4	$43.5	$44.8
New Markets	5.0	5.9	10.0	11.9
Total Income Tax Credits and Other Income Tax Benefits	$26.8	$28.3	$53.5	$56.7

Amortization Expense
Affordable Housing	$19.3	$19.8	$38.8	$39.6
New Markets	4.5	4.7	8.9	9.4
Total Amortization Expense	$23.8	$24.5	$47.7	$49.0

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
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2024 and December 31, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2024 and December 31, 2023.
TABLE 76: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2024			DECEMBER 31, 2023
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$7,481.8	$22,691.9	$30,173.7	$11,849.5	$18,909.6	$30,759.1
Standby Letters of Credit and Financial Guarantees(2)(3)	101,508.9	323.9	101,832.8	85,752.0	639.0	86,391.0
Commercial Letters of Credit	29.3	0.1	29.4	29.2	1.3	30.5
Securities Lent with Indemnification	135,526.6	—	135,526.6	140,539.1	—	140,539.1
Unsettled Reverse Repurchase Agreements	20,570.9	—	20,570.9	27,667.7	—	27,667.7
Total Off-Balance Sheet Financial Instruments	$265,117.5	$23,015.9	$288,133.4	$265,837.5	$19,549.9	$285,387.4
(1) These amounts exclude $288.4 million and $222.2 million of commitments participated to others at June 30, 2024 and December 31, 2023, respectively.
(2) These amounts include $99.1 million and $39.1 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2024 and December 31, 2023, respectively.
(3) These amounts include a $100.1 billion and $84.6 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of June 30, 2024 and December 31, 2023, respectively. Northern Trust became a sponsored member during the third quarter of 2021.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2024 and December 31, 2023 subject to indemnification was $135.5 billion and $140.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2024 or December 31, 2023, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the

Notes to Consolidated Financial Statements (unaudited) (continued)
settlement date. As of June 30, 2024 and December 31, 2023, there were $20.6 billion and $27.7 billion unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At June 30, 2024 and December 31, 2023, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. During the first half of 2024, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures. As of June 30, 2024, Northern Trust estimates its liability related to the special assessment to be $99.3 million. As a result, Northern Trust estimated an additional cost of $2.3 million and $14.7 million for the three and six months ended June 30, 2024, respectively, recorded to Other Operating Expense.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2024, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $2.8 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5875 as of June 30, 2024.
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
On April 8, 2024, Visa commenced an offer to exchange outstanding shares of its Class B common stock (Exchange Offer). Under the Exchange Offer, Visa Class B common shareholders had the option to tender some or all of their Class B common shares and in return receive shares of a newly issued series of Visa Class B common shares with a value equal to half the value of the tendered shares and Visa Class C common shares with value equal to the other half of the tendered shares. The newly issued series of Visa Class B common shares are subject to the same transfer and convertibility restrictions as the previously outstanding Visa Class B common shares. The Visa Class C common shares will automatically be converted at the then applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. One third of the Visa Class C common shares received are transferable within the first 45 days following the accepted exchange, up to two-thirds are transferable within the first 90 days, and all such shares are transferable after 90 days. After the initial exchange offer, Visa can, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation. Northern Trust tendered all 4.1 million of its Visa Class B shares. On May 3, 2024, the Exchange Offer expired and Northern Trust received 2.1 million Visa Class B-2 shares and 819.5 thousand Visa Class C shares.
Northern Trust holds the Visa Class B-2 shares received in the Exchange Offer at their carryover basis of zero as of June 30, 2024. Based upon the June 30, 2024, closing price of $262.47 for a Visa Class A common share, the estimated value of

Notes to Consolidated Financial Statements (unaudited) (continued)
Northern Trust’s Visa Class B-2 shares was approximately $860.4 million at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
Northern Trust sold 546.3 thousand Visa Class C shares as of June 30, 2024 and recorded a realized gain of $607.0 million on the sales through Other Operating Income. The remaining Visa Class C shares are recorded at their fair value of $286.8 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At June 30, 2024, Northern Trust has not recorded a material liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
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
The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 77: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2024			DECEMBER 31, 2023
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,706.9	$199.0	$156.8	$7,042.7	$94.7	$71.0
Foreign Exchange Contracts
Cash Flow Hedges	—	—	—	1,453.6	15.0	42.2
Net Investment Hedges	4,278.1	45.1	6.6	4,077.4	13.3	31.9
Total Derivatives Designated as Hedging under GAAP	$13,985.0	$244.1	$163.4	$12,573.7	$123.0	$145.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.7	$—	$—	$20.7	$—	$0.1
Other Financial Derivatives(3)	581.9	—	30.6	867.9	—	25.4
Total Non-Designated Risk Management Derivatives	$583.6	$—	$30.6	$888.6	$—	$25.5
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$332,750.4	$1,379.2	$1,371.9	$313,336.9	$3,238.4	$3,181.0
Interest Rate Contracts	15,617.2	210.5	315.9	13,584.1	206.8	298.2
Total Client-Related and Trading Derivatives	$348,367.6	$1,589.7	$1,687.8	$326,921.0	$3,445.2	$3,479.2
Total Derivatives Not Designated as Hedging under GAAP	$348,951.2	$1,589.7	$1,718.4	$327,809.6	$3,445.2	$3,504.7
Total Gross Derivatives	$362,936.2	$1,833.8	$1,881.8	$340,383.3	$3,568.2	$3,649.8
Less: Netting(4)		1,119.0	881.5		3,126.7	2,205.4
Total Derivative Financial Instruments		$714.8	$1,000.3		$441.5	$1,444.4
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six-month periods ended June 30, 2024 and 2023. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
Cash Flow Hedges. Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Northern Trust may enter

Notes to Consolidated Financial Statements (unaudited) (continued)
into foreign exchange contracts to hedge changes in cash flows due to movements in foreign exchange rates of forecasted foreign-currency-denominated transactions and foreign-currency-denominated debt securities. Northern Trust may also enter into interest rate contracts to hedge changes in cash flows due to movements in interest rates of AFS debt securities. The change in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three- and six-month periods ended June 30, 2024 and 2023, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six- month periods ended June 30, 2024 and 2023.
TABLE 78: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023
Total amounts on the consolidated statements of income	$2,506.5	$1,735.0	$1,983.6	$1,223.5	$924.7	$55.2
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	34.5	5.0	0.1	(49.8)	—	—
Recognized on hedged items	(34.5)	(5.0)	(0.1)	49.8	—	—
Amounts related to interest settlements on derivatives	28.3	11.3	(19.9)	(22.6)	—	—
Total gains (losses) recognized on fair value hedges	$28.3	$11.3	$(19.9)	$(22.6)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$1.0	$1.2	$—	$—	$—	$1.0
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$1.0	$1.2	$—	$—	$—	$1.0

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
SIX MONTHS ENDED JUNE 30,	2024	2023	2024	2023	2024	2023
Total amounts on the consolidated statements of income	$4,952.1	$3,190.4	$3,901.1	$2,147.7	$985.7	$102.0
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	157.5	(13.5)	(30.0)	(0.7)	—	—
Recognized on hedged items	(157.5)	13.5	30.0	0.7	—	—
Amounts related to interest settlements on derivatives	50.6	23.6	(39.8)	(41.0)	—	—
Total gains (losses) recognized on fair value hedges	$50.6	$23.6	$(39.8)	$(41.0)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$6.5	$1.2	$—	$—	$—	$1.6
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$6.5	$1.2	$—	$—	$—	$1.6

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2024 and December 31, 2023.
TABLE 79: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2024		DECEMBER 31, 2023
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,528.1	$(79.9)	$5,048.8	$77.5
Senior Notes and Long-Term Subordinated Debt	2,474.0	(270.9)	2,495.9	(248.7)
(1)    The cumulative hedge accounting basis adjustment includes $2.1 million related to discontinued hedging relationships of AFS debt securities and $21.7 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2024.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $18.0 million and losses of $30.6 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2024 and 2023, respectively. Net investment hedge gains of $99.3 million and losses of $63.1 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2024 and 2023, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 for derivative instruments not designated as hedges under GAAP.
TABLE 80: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2024	2023	2024	2023
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$0.8	$(0.2)	$1.5
Other Financial Derivatives(1)	Other Operating Income	(15.4)	(11.9)	(16.6)	(20.7)
Gains (Losses) from non-designated risk management derivatives		$(15.4)	$(11.1)	$(16.8)	$(19.2)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$58.4	$50.1	$115.4	$103.1
Interest Rate Contracts	Security Commissions and Trading Income	0.7	4.4	1.9	6.9
Gains from client-related and trading derivatives		$59.1	$54.5	$117.3	$110.0
Total gains from derivatives not designated as hedging under GAAP		$43.7	$43.4	$100.5	$90.8
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2024 and December 31, 2023.
TABLE 81: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	JUNE 30, 2024	DECEMBER 31, 2023
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$629.2	$784.7
Total Borrowings	629.2	784.7
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	629.2	784.7

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
TABLE 82: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,088.9	$943.2	$145.7	$4.0	$141.7
Interest Rate Swaps OTC	392.2	175.8	216.4	—	216.4
Interest Rate Swaps Exchange Cleared	17.3	—	17.3	—	17.3
Total Derivatives Subject to a Master Netting Arrangement	1,498.4	1,119.0	379.4	4.0	375.4
Total Derivatives Not Subject to a Master Netting Arrangement	335.4	—	335.4	—	335.4
Total Derivatives	1,833.8	1,119.0	714.8	4.0	710.8
Securities Purchased under Agreements to Resell(2)	$71,070.3	$70,210.7	$859.6	$859.6	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,006.3	$2,937.2	$69.1	$12.2	$56.9
Interest Rate Swaps OTC	301.4	189.5	111.9	—	111.9
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	3,307.8	3,126.7	181.1	12.2	168.9
Total Derivatives Not Subject to a Master Netting Arrangement	260.4	—	260.4	—	260.4
Total Derivatives	3,568.2	3,126.7	441.5	12.2	429.3
Securities Purchased under Agreements to Resell(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $11.1 billion and $10.3 billion as of June 30, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
TABLE 83: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,114.8	$850.0	$264.8	$—	$264.8
Interest Rate Swaps OTC	468.6	2.3	466.3	—	466.3
Interest Rate Swaps Exchange Cleared	4.1	—	4.1	—	4.1
Other Financial Derivatives	30.6	29.2	1.4	—	1.4
Total Derivatives Subject to a Master Netting Arrangement	1,618.1	881.5	736.6	—	736.6
Total Derivatives Not Subject to a Master Netting Arrangement	263.7	—	263.7	—	263.7
Total Derivatives	1,881.8	881.5	1,000.3	—	1,000.3
Securities Sold under Agreements to Repurchase(2)	$70,839.9	$70,210.7	$629.2	$629.2	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,411.7	$2,175.7	$236.0	$—	$236.0
Interest Rate Swaps OTC	368.3	6.0	362.3	—	362.3
Interest Rate Swaps Exchange Cleared	0.9	—	0.9	—	0.9
Other Financial Derivatives	25.4	23.7	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	2,806.3	2,205.4	600.9	—	600.9
Total Derivatives Not Subject to a Master Netting Arrangement	843.5	—	843.5	—	843.5
Total Derivatives	3,649.8	2,205.4	1,444.4	—	1,444.4
Securities Sold under Agreements to Repurchase(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.5 billion and $4.0 billion as of June 30, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $53.3 million and $17.5 million, respectively, as of June 30, 2024, and $373.1 million and $21.3 million, respectively, as of December 31, 2023, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $471.6 million and $1.2 billion at June 30, 2024 and December 31, 2023, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $284.6 million and $1.1 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2024 and December 31, 2023, of $187.0 million and $52.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2024, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2024, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2024.
TABLE 84: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2024	479,482	$83.46	479,482	19,260,407
May 1 - 31, 2024	1,301,612	84.51	1,301,612	17,958,795
June 1 - 30, 2024	1,210,728	82.58	1,210,728	16,748,067
Total (Second Quarter)	2,991,822	$83.56	2,991,822	16,748,067
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	August,1, 2024	By:	/s/ Jason J. Tyler
Jason J. Tyler Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August,1, 2024	By:	/s/ John P. Landers
John P. Landers Senior Vice President and Controller (Principal Accounting Officer)