Form 10-Q
period 2024-09-30
NORTHERN TRUST CORP
filed 2024-10-29
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At September 30, 2024, 198,218,483 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	34
Consolidated Balance Sheets	34
Consolidated Statements of Income	35
Consolidated Statements of Comprehensive Income	35
Consolidated Statements of Changes in Stockholders’ Equity	36
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
Item 4: Controls and Procedures	83

Part II – Other Information
Item 1: Legal Proceedings	84
Item 1A: Risk Factors	84
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3: Defaults Upon Senior Securities	84
Item 4: Mine Safety Disclosures	84
Item 5: Other Information	84
Item 6: Exhibits	85

Signatures	86
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2024	2023	% CHANGE(1)	2024	2023	% CHANGE(1)
Noninterest Income	$1,406.2	$1,270.3	11%	$4,717.5	$3,729.3	26%
Net Interest Income	562.3	456.2	23	1,613.3	1,498.9	8
Total Revenue	1,968.5	1,726.5	14	6,330.8	5,228.2	21
Provision for Credit Losses	8.0	14.0	(43)	7.5	13.5	(44)
Noninterest Expense	1,359.4	1,278.2	6	4,258.0	3,895.7	9
Income before Income Taxes	601.1	434.3	38	2,065.3	1,319.0	57
Provision for Income Taxes	136.2	106.5	28	489.6	324.8	51
Net Income	$464.9	$327.8	42%	$1,575.7	$994.2	59%

PER COMMON SHARE
Net Income — Basic	$2.23	$1.49	49%	$7.53	$4.56	65%
— Diluted	2.22	1.49	49	7.51	4.56	65
Cash Dividends Declared Per Common Share	0.75	0.75	—	2.25	2.25	—
Book Value — End of Period (EOP)	59.85	52.95	13	59.85	52.95	13
Market Price — EOP	90.03	69.48	30	90.03	69.48	30

SELECTED BALANCE SHEET DATA ($ In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023	% CHANGE(1)
End of Period:
Total Assets	$155,753.8	$150,783.1	3%
Earning Assets	142,731.1	140,369.6	2
Deposits	121,183.3	116,164.0	4
Stockholders’ Equity	12,749.0	11,897.9	7

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	% CHANGE(1)	2024	2023	% CHANGE(1)
Average Balances:
Total Assets	$146,842.9	$140,201.6	5%	$146,654.8	$144,691.6	1%
Earning Assets	134,767.8	128,254.4	5	134,662.2	132,747.8	1
Deposits	112,560.7	101,763.1	11	112,754.2	106,477.7	6
Stockholders’ Equity	12,474.1	11,536.6	8	12,206.5	11,423.2	7

CLIENT ASSETS ($ In Billions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023	% CHANGE(1)
Assets Under Custody/Administration(2)	$17,423.0	$15,404.9	13%
Assets Under Custody	13,794.8	11,916.5	16
Assets Under Management	1,621.8	1,434.5	13
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Financial Ratios:
Return on Average Common Equity	15.4%	11.6%	18.2%	12.1%
Return on Average Assets	1.26	0.93	1.44	0.92
Dividend Payout Ratio	33.8	50.3	30.0	49.4
Net Interest Margin(1)	1.68	1.45	1.62	1.55

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.6%	14.0%	11.4%	13.4%	N/A	4.5%
Tier 1 Capital	13.6	15.1	12.3	14.5	6.0	6.0
Total Capital	15.6	17.0	14.2	16.5	10.0	8.0
Tier 1 Leverage	8.1	8.1	8.1	8.1	N/A	4.0
Supplementary Leverage	N/A	9.2	N/A	8.6	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.3%	13.9%	12.2%	14.6%	6.5%	4.5%
Tier 1 Capital	12.3	13.9	12.2	14.6	8.0	6.0
Total Capital	14.0	15.5	13.8	16.3	10.0	8.0
Tier 1 Leverage	7.3	7.3	8.0	8.0	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	8.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the third quarter of 2024. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2023. Investors also should read the section titled “Forward-Looking Statements.”
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
Overview of Financial Results
Net Income per diluted common share was $2.22 in the current quarter and $1.49 in the third quarter of 2023. Net Income increased $137.1 million to $464.9 million in the current quarter from $327.8 million in the prior-year quarter. Annualized return on average common equity was 15.4% in the current quarter and 11.6% in the prior-year quarter. The annualized return on average assets was 1.26% in the current quarter as compared to 0.93% in the prior-year quarter.
Revenue for the three months ended September 30, 2024 increased $242.0 million, or 14%, to $1.97 billion in the current quarter from $1.73 billion in the prior-year quarter. The current-quarter results include a $68.1 million pre-tax gain related to the sale of an equity investment (after-tax $51.4 million), partially offset by mark-to-market activity on existing Visa Class B swap agreements, including a $12.8 million expense related to litigation escrow funding, both recorded in Other Operating income. For further detail on the Visa transactions, refer to Note 20—Commitments and Contingent Liabilities.
Trust, Investment and Other Servicing Fees increased $84.7 million, or 8%, from $1.11 billion in the prior-year quarter to $1.20 billion in the current quarter, primarily due to favorable markets.
Other Noninterest Income increased $51.2 million, or 32%, from $158.4 million in the prior-year quarter to $209.6 million in the current quarter. The increase in Other Noninterest Income in the current quarter was primarily driven by the current quarter gain on the sale of an equity investment, partially offset by mark-to-market activity on existing Visa Class B swap agreements and a decrease in banking and credit-related service fees.
Net Interest Income increased $106.1 million, or 23%, to $562.3 million in the current quarter as compared to $456.2 million in the prior-year quarter, primarily driven by higher deposits, securities repositioning, and a higher than average impact of other items, partially offset by a decrease in the loan portfolio.
In the current quarter, there was a Provision for Credit Losses of $8.0 million, as compared to a Provision for Credit Losses of $14.0 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “Third Quarter Consolidated Results of Operations” section.
Noninterest Expense increased $81.2 million, or 6%, from $1.28 billion in the prior-year quarter to $1.36 billion in the current quarter, primarily due to higher Compensation expense, higher software amortization and software support expense, higher Outside Services expense, and higher Employee Benefits expense, partially offset by a decrease in Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $136.2 million, representing an effective tax rate of 22.7%. The Provision for Income Taxes in the prior-year quarter totaled $106.5 million, representing an effective tax rate of 24.5%.
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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
TABLE 1: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$453.1	$428.1	$25.0	6%
Investment Management	152.6	137.1	15.5	11
Securities Lending	17.5	20.4	(2.9)	(14)
Other	43.9	40.4	3.5	8
Total Asset Servicing Trust, Investment and Other Servicing Fees	$667.1	$626.0	$41.1	7%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$186.6	$172.3	$14.3	8%
East	136.4	126.1	10.3	8
West	105.7	95.8	9.9	10
Global Family Office	100.8	91.7	9.1	10
Total Wealth Management Trust, Investment and Other Servicing Fees	$529.5	$485.9	$43.6	9%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,196.6	$1,111.9	$84.7	8%
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
Custody and Fund Administration fees increased from the prior-year quarter, primarily due to favorable markets and favorable currency translation. Investment Management fees increased from the prior-year quarter, primarily due to favorable markets and new business.
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
TABLE 2: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED SEPTEMBER 30,			AS OF SEPTEMBER 30,
	2024	2023	CHANGE	2024	2023	CHANGE
S&P 500	5,542	4,458	24%	5,762	4,288	34%
MSCI EAFE (U.S. dollars)	2,378	2,113	13	2,469	2,031	22
MSCI EAFE (local currency)	1,507	1,346	12	1,524	1,331	14
TABLE 3: FIXED INCOME MARKET INDICES

	AS OF SEPTEMBER 30,
	2024	2023	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,258	2,024	12%
Barclays Capital Global Aggregate Bond Index	488	436	12

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
TABLE 4: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	CHANGE Q3-24/Q2-24	CHANGE Q3-24/Q3-23
($ In Billions)
Asset Servicing	$16,278.0	$15,470.8	$13,206.2	5%	23%
Wealth Management	1,145.0	1,096.6	958.5	4	19
Total Assets Under Custody / Administration	$17,423.0	$16,567.4	$14,164.7	5%	23%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	CHANGE Q3-24/Q2-24	CHANGE Q3-24/Q3-23
($ In Billions)
Asset Servicing	$12,662.1	$11,955.5	$10,064.4	6%	26%
Wealth Management	1,132.7	1,085.9	951.0	4	19
Total Assets Under Custody	$13,794.8	$13,041.4	$11,015.4	6%	25%
Consolidated assets under custody increased from the prior quarter, primarily reflecting favorable markets and favorable currency translation, partially offset by client asset outflows. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting the impact of favorable markets, client asset inflows, and favorable currency translation.
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 6: ALLOCATION OF ASSETS UNDER CUSTODY

	SEPTEMBER 30, 2024			JUNE 30, 2024			SEPTEMBER 30, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	48%	62%	50%	48%	62%	49%	46%	58%	47%
Fixed Income Securities	31	13	29	31	13	29	33	13	31
Cash and Other Assets	20	25	20	20	25	21	19	29	21
Securities Lending Collateral	1	—	1	1	—	1	2	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	CHANGE Q3-24/Q2-24	CHANGE Q3-24/Q3-23
Equities	$6,799.5	$6,381.0	$5,141.4	7%	32%
Fixed Income Securities	4,031.7	3,801.2	3,445.0	6	17
Cash and Other Assets	2,787.5	2,698.5	2,267.0	3	23
Securities Lending Collateral	176.1	160.7	162.0	10	9
Total Assets Under Custody	$13,794.8	$13,041.4	$11,015.4	6%	25%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 8: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	CHANGE Q3-24/Q2-24	CHANGE Q3-24/Q3-23
($ In Billions)
Asset Servicing	$1,177.9	$1,107.3	$963.4	6%	22%
Wealth Management	443.9	419.4	369.9	6	20
Total Assets Under Management	$1,621.8	$1,526.7	$1,333.3	6%	22%
Consolidated assets under management increased compared to the prior quarter, primarily reflecting favorable markets and client asset inflows. Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 9: ALLOCATION OF ASSETS UNDER MANAGEMENT

	SEPTEMBER 30, 2024			JUNE 30, 2024			SEPTEMBER 30, 2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	58%	56%	55%	58%	56%	53%	53%	53%
Fixed Income Securities	11	20	13	11	20	14	11	22	14
Cash and Other Assets	19	22	20	19	22	19	19	25	21
Securities Lending Collateral	15	—	11	15	—	11	17	—	12
The following table presents Northern Trust’s assets under management by investment type.
TABLE 10: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	CHANGE Q3-24/Q2-24	CHANGE Q3-24/Q3-23
Equities	$908.8	$856.9	$706.5	6%	29%
Fixed Income Securities	219.7	211.6	190.2	4	15
Cash and Other Assets	317.2	297.5	274.6	7	16
Securities Lending Collateral	176.1	160.7	162.0	10	9
Total Assets Under Management	$1,621.8	$1,526.7	$1,333.3	6%	22%
The following table presents activity in consolidated assets under management by product.
TABLE 11: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	SEPTEMBER 30, 2024	JUNE 30, 2024	MARCH 31, 2024	DECEMBER 31, 2023	SEPTEMBER 30, 2023
Beginning Balance of AUM	$1,526.7	$1,500.7	$1,434.5	$1,333.3	$1,365.8
Inflows by Product
Equities	42.8	49.6	38.3	59.9	49.5
Fixed Income	16.3	21.8	15.3	17.3	15.0
Cash and Other Assets	672.9	655.8	629.5	619.3	565.2
Securities Lending Collateral	68.6	57.2	75.8	64.0	54.6
Total Inflows	800.6	784.4	758.9	760.5	684.3
Outflows by Product
Equities	(43.9)	(53.5)	(47.7)	(56.0)	(54.6)
Fixed Income	(15.3)	(18.2)	(14.6)	(17.9)	(12.4)
Cash and Other Assets	(649.8)	(648.5)	(605.0)	(617.1)	(559.5)
Securities Lending Collateral	(53.2)	(59.8)	(80.0)	(58.6)	(61.4)
Total Outflows	(762.2)	(780.0)	(747.2)	(749.6)	(687.9)
Net Inflows (Outflows)	38.4	4.4	11.7	10.9	(3.6)
Market Performance, Currency & Other
Market Performance & Other	56.7	22.3	58.8	12.6	(24.1)
Currency	—	(0.7)	(4.2)	77.7	(4.8)
Total Market Performance, Currency & Other	56.7	21.6	54.6	90.3	(28.9)
Ending Balance of AUM	$1,621.8	$1,526.7	$1,500.7	$1,434.5	$1,333.3

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 12: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Foreign Exchange Trading Income	$54.1	$51.8	$2.3	4%
Treasury Management Fees	8.2	7.5	0.7	9
Security Commissions and Trading Income	35.5	30.9	4.6	15
Other Operating Income	111.8	68.2	43.6	64
Total Other Noninterest Income	$209.6	$158.4	$51.2	32%
N/M - Not meaningful
Other Operating Income increased compared to the prior-year quarter, primarily driven by a $68.1 million gain on the sale of an equity investment in the current quarter, partially offset by higher expenses related to existing Visa Class B swap agreements, including $12.8 million related to litigation escrow funding in the current quarter, and a decrease in banking and credit-related service fees.
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
TABLE 13: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THIRD QUARTER
	2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$451.7	$36,067.3	4.98%	$352.1	$28,000.8	4.99%
Interest-Bearing Due from and Deposits with Banks(1)	28.5	4,828.1	2.35	34.9	4,301.4	3.22
Federal Funds Sold	—	0.2	5.64	—	1.2	5.62
Securities Purchased under Agreements to Resell(2)	890.8	977.2	362.66	463.9	950.8	193.58
Debt Securities
Available for Sale	379.8	27,462.6	5.50	277.9	24,430.7	4.51
Held to Maturity	107.8	22,834.0	1.88	125.2	25,919.2	1.93
Trading Account	—	—	—	0.1	0.4	21.15
Total Debt Securities	487.6	50,296.6	3.86	403.2	50,350.3	3.18
Loans(3)	646.5	39,884.0	6.45	665.5	42,210.4	6.26
Other Interest-Earning Assets(4)	32.2	2,714.4	4.71	28.6	2,439.5	4.65
Total Interest-Earning Assets	2,537.3	134,767.8	7.49	1,948.2	128,254.4	6.03
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,742.3	—	—	1,694.6	—
Other Noninterest-Earning Assets	—	10,332.8	—	—	10,252.6	—
Total Assets	$—	$146,842.9	—%	$—	$140,201.6	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$238.6	$25,233.0	3.76%	$173.9	$22,624.9	3.05%
Savings Certificates and Other Time	86.7	6,639.6	5.19	43.3	3,665.2	4.69
Non-U.S. Offices — Interest-Bearing	548.2	64,347.2	3.39	499.4	58,680.5	3.38
Total Interest-Bearing Deposits	873.5	96,219.8	3.61	716.6	84,970.6	3.35
Federal Funds Purchased	29.6	2,320.9	5.07	77.5	5,935.9	5.18
Securities Sold under Agreements to Repurchase(2)	869.7	504.3	686.17	454.0	426.0	422.85
Other Borrowings(6)	94.8	7,085.9	5.32	154.8	10,981.7	5.59
Senior Notes	44.2	2,795.6	6.30	44.1	2,713.2	6.44
Long-Term Debt	56.1	4,075.1	5.47	31.8	2,126.9	5.94
Total Interest-Bearing Liabilities	1,967.9	113,001.6	6.93	1,478.8	107,154.3	5.48
Interest Rate Spread	—	—	0.56	—	—	0.55
Demand and Other Noninterest-Bearing Deposits	—	16,340.9	—	—	16,792.5	—
Other Noninterest-Bearing Liabilities	—	5,026.3	—	—	4,718.2	—
Stockholders’ Equity	—	12,474.1	—	—	11,536.6	—
Total Liabilities and Stockholders’ Equity	$—	$146,842.9	—%	$—	$140,201.6	—%
Net Interest Income/Margin (FTE Adjusted)	$569.4	$—	1.68%	$469.4	$—	1.45%
Net Interest Income/Margin (Unadjusted)	$562.3	$—	1.66%	$456.2	$—	1.41%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $64.3 billion and $33.5 billion for the three months ended September 30, 2024 and 2023, respectively. Excluding the impact of netting for the three months ended September 30, 2024 and 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.43% and 5.34%, respectively. Excluding the impact of netting for the three months ended September 30, 2024 and 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.34% and 5.30%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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
(6)Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(7)Rate calculations are based on actual balances rather than the rounded amounts presented in the table above.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. 2023
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$100.3	$(0.7)	$99.6
Interest-Bearing Due from and Deposits with Banks	3.9	(10.3)	(6.4)
Federal Funds Sold	—	—	—
Securities Purchased under Agreements to Resell	7.7	419.2	426.9
Debt Securities
Available for Sale	14.1	87.8	101.9
Held to Maturity	(14.3)	(3.1)	(17.4)
Trading Account	(0.1)	—	(0.1)
Total Debt Securities	(0.3)	84.7	84.4
Loans	(38.3)	19.3	(19.0)
Other Interest-Earning Assets	3.2	0.4	3.6
Total Interest Income	$76.5	$512.6	$589.1

Interest-Bearing Deposits
Savings, Money Market and Other	$21.4	$43.3	$64.7
Savings Certificates and Other Time	38.4	5.0	43.4
Non-U.S. Offices - Interest-Bearing	47.3	1.5	48.8
Total Interest-Bearing Deposits	107.1	49.8	156.9
Federal Funds Purchased	(46.3)	(1.6)	(47.9)
Securities Sold under Agreements to Repurchase	50.0	365.7	415.7
Other Borrowings	(52.8)	(7.2)	(60.0)
Senior Notes	1.2	(1.1)	0.1
Long-Term Debt	27.0	(2.7)	24.3
Total Interest Expense	$86.2	$402.9	$489.1
Increase (Decrease) in Net Interest Income (FTE)	$(9.7)	$109.7	$100.0
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes. Changes due to average rates includes the impact of balance sheet netting as noted in Table 13: Average Consolidated Balance Sheets with Analysis of Net Interest Income.
Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans, securities and other interest-earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $7.1 million and $13.2 million for the three months ended September 30, 2024 and 2023, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, increased from the prior-year quarter, primarily driven by higher deposits, securities repositioning, and a higher than average impact of other items, partially offset by a decrease in the loan portfolio. Average earning assets increased from the prior-year quarter, primarily driven by an increase in deposits, partially offset by a decrease in borrowing activity.
Federal Reserve and Other Central Bank Deposits averaged $36.1 billion and increased $8.1 billion, or 29%, from $28.0 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.8 billion and increased $0.5 billion, or 12%, from $4.3 billion in the prior-year quarter.
Average Securities were $50.3 billion and decreased $0.1 billion, from $50.4 billion in the prior-year quarter. Average taxable Securities were $44.0 billion in the current quarter and $47.4 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $6.3 billion in the current quarter and $3.0 billion in the prior-year quarter.
Securities Purchased under Agreements to Resell averaged $977.2 million and increased $26.4 million, or 3%, from $950.8 million in the prior-year quarter. The increase in Securities Purchased under Agreements to Resell interest income and

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
expense is primarily driven by sponsored member program activity due to increased client demand and wider spreads with the market presenting consistent opportunities to achieve higher rates.
Loans averaged $39.9 billion and decreased $2.3 billion, or 6%, from $42.2 billion in the prior-year quarter, primarily reflecting lower levels of Non-U.S. loans and other loans, partially offset by average loan increases in commercial and institutional, residential real estate, private client, and commercial real estate loans. Non-U.S. loans averaged $3.3 billion and decreased $126.8 million, or 4%, from $3.4 billion for the prior-year quarter. Private client loans averaged $15.8 billion and increased $1.8 billion, or 13%, from $14.0 billion for the prior-year quarter. Commercial and institutional loans averaged $14.4 billion and increased $2.0 billion, or 16%, from $12.4 billion for the prior-year quarter. Residential real estate loans averaged $6.5 billion and increased $149.4 million, or 2%, from $6.4 billion for the prior-year quarter. Commercial real estate loans averaged $5.9 billion and increased $914.0 million, or 18%, from $5.0 billion for the prior-year quarter.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.4 billion, $836.7 million, $342.7 million, $94.3 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $11.2 billion, or 13%, to an average of $96.2 billion in the current quarter from $85.0 billion in the prior-year quarter. Interest expense for Interest-Bearing Deposits in the current quarter was driven by higher deposit costs. Average Non-U.S. Offices Interest-Bearing Deposits comprised 67% and 69% of total average Interest-Bearing Deposits for the three months ended September 30, 2024 and 2023, respectively. Average other interest-bearing liabilities decreased $5.4 billion, or 24%, to an average of $16.8 billion in the current quarter from $22.2 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
In the current quarter, there was a Provision for Credit Losses of $8.0 million, as compared to a Provision for Credit Losses of $14.0 million in the prior-year quarter. The Provision for Credit Losses in the current quarter resulted from an increase in both the collective and individual reserves. The increase in collective reserves was primarily driven by a small number of downgrades and extensions in the Commercial and Institutional (C&I) portfolio. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in individual reserves was driven by the default of one C&I loan.
The Provision for Credit Losses in the prior-year quarter was primarily due to an increase in the reserve evaluated on a collective basis, driven by a small number of large new loans and renewals and credit quality deterioration of certain Commercial Real Estate (CRE) and C&I loans, partially offset by a net improvement in the overall macroeconomic outlook.
Net recoveries in the current quarter were $2.4 million, reflecting $2.4 million of recoveries and de minimis charge-offs. The prior-year quarter included $0.3 million net recoveries, reflecting $1.1 million of recoveries and $0.8 million of charge-offs.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 15: NONINTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Compensation	$583.6	$558.1	$25.5	5%
Employee Benefits	109.2	100.8	8.4	8
Outside Services	256.3	229.6	26.7	12
Equipment and Software	270.4	232.5	37.9	16
Occupancy	53.8	58.7	(4.9)	(8)
Other Operating Expense	86.1	98.5	(12.4)	(13)
Total Noninterest Expense	$1,359.4	$1,278.2	$81.2	6%
Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter, primarily due to higher base pay adjustments.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)
Employee Benefits expense increased compared to the prior-year quarter, primarily driven by higher medical costs.
Outside Services expense increased compared to the prior-year quarter, primarily due to an increase in consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software amortization and higher software support and rental expense.
Other Operating Expense decreased compared to the prior-year quarter, primarily due to a decrease in account servicing activities and the impact of reclassifying the amortization of certain investments from Other Operating Expense to the Provision for Income Taxes, in accordance with a new accounting standard that took effect in 2024.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2024 was $136.2 million, representing an effective tax rate of 22.7%, compared to $106.5 million in the prior-year quarter, representing an effective tax rate of 24.5%.
The effective tax rate decreased compared to the prior-year quarter primarily due to higher current year benefits.
NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS
Overview of Financial Results
Net Income per diluted common share increased in the current period to $7.51 from $4.56 in the prior-year period. Net Income increased $581.5 million, or 59%, to $1.58 billion in the current period from $994.2 million in the prior-year period. Annualized return on average common equity was 18.2% in the current period and 12.1% in the prior-year period. The annualized return on average assets was 1.44% in the current period compared to 0.92% in the prior-year period.
Revenue for the nine months ended September 30, 2024 increased $1.1 billion from $5.23 billion in the prior-year period to $6.33 billion in the current period. The increase was driven by a $878.4 million net gain related to the Visa transactions in the second quarter of 2024, as well as a $68.1 million pre-tax gain related to the sale of an equity investment (after-tax $51.4 million) in the third quarter of 2024, recorded in Other Operating Income, partially offset by a $189.4 million loss on the sale of available for sale debt securities recognized in the first quarter of 2024, recorded in Investment Security Gains (Losses), net. For further detail on the Visa transactions, refer to Note 20—Commitments and Contingent Liabilities.
Trust, Investment and Other Servicing Fees increased $233.8 million, or 7%, from $3.27 billion in the prior-year period to $3.51 billion in the current period, primarily driven by favorable markets and net new business.
Other Noninterest Income increased $754.4 million or 165%, from $457.5 million in the prior-year period to $1.21 billion in the current period, primarily driven by the net gain related to the Visa transactions in the second quarter of 2024 as well as the current quarter gain on the sale of an equity investment, partially offset by the loss on the sale of available for sale debt securities recognized in the first quarter of 2024.
Net Interest Income increased $114.4 million, or 8%, from $1.5 billion in the prior-year period to $1.61 billion in the current period, primarily due to higher client deposits and securities repositioning, partially offset by higher funding costs in the first half of the year and a decrease in the loan portfolio.
There was a $7.5 million Provision for Credit Losses in the current period, as compared to a $13.5 million Provision for Credit Losses in the prior-year period. For additional information, refer to the Provision for Credit Losses within “Third Quarter Consolidated Results of Operations” section.
Noninterest Expense increased $362.3 million, or 9%, from $3.90 billion in the prior-year period to $4.26 billion in the current period, primarily attributable to higher severance-related charges recorded in Compensation expense, higher Other Operating Expense, higher Equipment and Software expense, and higher Outside Services expense, partially offset by lower Occupancy Expense.
The Provision for Income Taxes for the nine months ended September 30, 2024 totaled $489.6 million, representing an effective tax rate of 23.7%. The Provision for Income Taxes for the nine months ended September 30, 2023 totaled $324.8 million, representing an effective tax rate of 24.6%.
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

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
TABLE 16: TRUST, INVESTMENT AND OTHER SERVICING FEES

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,335.7	$1,269.1	$66.6	5%
Investment Management	438.3	397.4	40.9	10
Securities Lending	51.9	61.0	(9.1)	(15)
Other	131.4	122.7	8.7	7
Total Asset Servicing Trust, Investment and Other Servicing Fees	$1,957.3	$1,850.2	$107.1	6%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$545.6	$501.9	$43.7	9%
East	399.0	370.0	29.0	8
West	308.9	280.7	28.2	10
Global Family Office	294.8	269.0	25.8	10
Total Wealth Management Trust, Investment and Other Servicing Fees	$1,548.3	$1,421.6	$126.7	9%
Total Consolidated Trust, Investment and Other Servicing Fees	$3,505.6	$3,271.8	$233.8	7%
Asset Servicing
Custody and Fund Administration fees, increased from the prior-year period, primarily driven by favorable markets and net new business. Investment Management fees increased from the prior-year period, primarily due to favorable markets and new business. Securities Lending decreased from the prior-year period, primarily driven by lower spreads. The Other fees increased from the prior-year period, primarily due to new business.
Wealth Management
Fee income in the regions (Central, East and West) increased from the prior-year period, primarily due to favorable markets. Global Family Office fee income increased from the prior-year period, primarily due to favorable markets and asset inflows.
Other Noninterest Income
The components of other noninterest income are provided in the following table.
TABLE 17: OTHER NONINTEREST INCOME

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Foreign Exchange Trading Income	$169.5	$154.9	$14.6	9%
Treasury Management Fees	26.5	23.8	2.7	11
Security Commissions and Trading Income	107.7	101.7	6.0	6
Other Operating Income	1,097.5	170.2	927.3	N/M
Investment Security Gains (Losses), net	(189.3)	6.9	(196.2)	N/M
Total Other Noninterest Income	$1,211.9	$457.5	$754.4	165%
N/M - Not meaningful
Foreign Exchange Trading Income increased from the prior-year period, primarily driven by higher client volumes.
Other Operating Income increased from the prior-year period primarily driven by the $878.4 million gain related to the net impact from the Visa transactions in the second quarter of 2024 and the current quarter gain of $68.1 million on the sale of an equity investment, partially offset by losses recognized in the second quarter of 2024 as a result of securities repositioning related to the supplemental pension plan and impairment charges taken on certain investments.
Investment Security Gains (Losses), net reflects the $189.4 million loss on the sale of available for sale debt securities in the current period as compared to the $6.9 million gain on the sale of available for sale debt securities in the prior-year, each arising from a repositioning of the portfolio.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 18: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30,
	2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$1,369.0	$35,963.2	5.08%	$1,128.0	$32,976.0	4.57%
Interest-Bearing Due from and Deposits with Banks(1)	94.5	4,748.9	2.66	95.2	4,358.2	2.92
Federal Funds Sold	—	0.4	5.64	0.3	7.9	4.89
Securities Purchased under Agreements to Resell(2)	2,578.2	743.2	463.40	874.1	1,078.2	108.40
Debt Securities
Available for Sale	1,067.8	26,039.7	5.48	767.3	24,655.4	4.16
Held to Maturity	345.0	23,566.3	1.96	341.5	25,453.6	1.79
Trading Account	—	—	—	0.1	0.6	14.27
Total Debt Securities	1,412.8	49,606.0	3.80	1,108.9	50,109.6	2.96
Loans (3)	1,953.0	40,831.6	6.39	1,885.5	42,179.2	5.98
Other Interest-Earning Assets(4)	96.1	2,768.9	4.63	72.9	2,038.7	4.78
Total Interest-Earning Assets	7,503.6	134,662.2	7.44	5,164.9	132,747.8	5.20
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,781.1	—	—	1,777.3	—
Other Noninterest-Earning Assets	—	10,211.5	—	—	10,166.5	—
Total Assets	$—	$146,654.8	—%	$—	$144,691.6	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$748.9	$26,706.9	3.75%	$484.7	$24,268.0	2.67%
Savings Certificates and Other Time	223.9	5,743.7	5.21	96.9	3,025.2	4.28
Non-U.S. Offices — Interest-Bearing	1,680.7	63,774.2	3.52	1,333.1	61,032.3	2.92
Total Interest-Bearing Deposits	2,653.5	96,224.8	3.68	1,914.7	88,325.5	2.90
Federal Funds Purchased	101.9	2,659.3	5.12	205.2	5,561.6	4.93
Securities Sold under Agreements to Repurchase(2)	2,535.1	522.9	647.56	843.5	413.9	272.45
Other Borrowings(6)	278.7	6,997.6	5.32	446.3	11,478.1	5.20
Senior Notes	132.4	2,757.8	6.41	125.4	2,740.7	6.12
Long-Term Debt	167.4	4,071.1	5.49	91.4	2,087.9	5.85
Total Interest-Related Funds	5,869.0	113,233.5	6.92	3,626.5	110,607.7	4.38
Interest Rate Spread	—	—	0.52	—	—	0.82
Demand and Other Noninterest-Bearing Deposits	—	16,529.4	—	—	18,152.2	—
Other Noninterest-Bearing Liabilities	—	4,685.4	—	—	4,508.5	—
Stockholders’ Equity	—	12,206.5	—	—	11,423.2	—
Total Liabilities and Stockholders’ Equity	$—	$146,654.8	—%	$—	$144,691.6	—%
Net Interest Income/Margin (FTE Adjusted)	$1,634.6	$—	1.62%	$1,538.4	$—	1.55%
Net Interest Income/Margin (Unadjusted)	$1,613.3	$—	1.60%	$1,498.9	$—	1.51%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.5 billion and $21.7 billion for the nine months ended September 30, 2024 and 2023, respectively. Excluding the impact of netting for the nine months ended September 30, 2024 and 2023, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.45% and 5.13%, respectively. Excluding the impact of netting for the nine months ended September 30, 2024 and 2023, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.37% and 5.10%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting agreement.
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
(6)Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(7)Rate calculations are based on actual balances rather than the rounded amounts presented in the table above.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 19: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30, 2024 vs. 2023
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$108.0	$133.0	$241.0
Interest-Bearing Due from and Deposits with Banks	8.2	(8.9)	(0.7)
Federal Funds Sold	(0.3)	—	(0.3)
Securities Purchased under Agreements to Resell	(19.2)	1,723.3	1,704.1
Debt Securities
Available For Sale	45.2	255.3	300.5
Held To Maturity	(48.2)	51.7	3.5
Trading Account	(0.2)	0.1	(0.1)
Total Debt Securities	(3.2)	307.1	303.9
Loans	(60.8)	128.3	67.5
Other Interest-Earning Assets	25.5	(2.3)	23.2
Total Interest Income	$58.2	$2,280.5	$2,338.7

Interest-Bearing Deposits
Savings, Money Market and Other	$52.6	$211.6	$264.2
Savings Certificates and Other Time	102.2	24.8	127.0
Non-U.S. Offices - Interest-Bearing	62.3	285.3	347.6
Total Interest-Bearing Deposits	217.1	521.7	738.8
Federal Funds Purchased	(110.7)	7.4	(103.3)
Securities Sold under Agreements to Repurchase	84.9	1,606.7	1,691.6
Other Borrowings	(178.0)	10.4	(167.6)
Senior Notes	0.8	6.2	7.0
Long-Term Debt	81.9	(5.9)	76.0
Total Interest Expense	$96.0	$2,146.5	$2,242.5
(Decrease) Increase in Net Interest Income (FTE)	$(37.8)	$134.0	$96.2
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes. Changes due to average rates includes the impact of balance sheet netting as noted in Table 18: Average Consolidated Balance Sheets with Analysis of Net Interest Income.
Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for loans and securities. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $21.3 million and $39.5 million for the nine months ended September 30, 2024 and 2023, respectively. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income, stated on an FTE basis, increased from the prior-year period, primarily driven by higher deposits, securities repositioning, and a higher than average impact of other items, partially offset by higher funding costs and a decrease in the loan portfolio. Average earning assets increased from the prior-year period primarily due to higher client deposits and the proceeds from the sale of Visa shares in the second quarter of 2024.
The net interest margin on an FTE basis increased from the prior-year period, primarily driven by higher deposits and securities repositioning, partially offset by higher funding costs.
Federal Reserve and Other Central Bank Deposits averaged $36.0 billion and increased $3.0 billion, or 9%, from $33.0 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $4.7 billion in the current period and $4.4 billion in the prior-year period.
Average Securities were $49.6 billion and decreased $0.5 billion, or 1%, from $50.1 billion in the prior-year period. Average taxable securities were $43.7 billion in the current period and $47.1 billion in the prior-year period. Average nontaxable securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $5.9 billion in the current period and $3.0 billion in the prior-year period.
Securities Purchased under Agreements to Resell averaged $743.2 million, a decrease of $335.0 million, or 31%, from $1.1 billion in the prior-year period. The increase in Securities Purchased under Agreements to Resell interest income and expense is

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

primarily driven by sponsored member program activity due to increased client demand and wider spreads with the market presenting consistent opportunities to achieve higher rates.
Loans averaged $40.8 billion and decreased $1.3 billion, or 3%, from $42.2 billion in the prior-year period, primarily reflecting lower levels of commercial and institutional, non-U.S., and residential real estate, partially offset by higher levels of commercial real estate and private loans. Commercial and institutional loans averaged $11.2 billion and decreased $1.4 billion, or 11%, from $12.6 billion for the prior-year period. Non-U.S. loans averaged $3.0 billion and decreased $462.8 million, or 13%, from $3.4 billion for the prior-year period. Residential real estate loans averaged $6.3 billion and decreased $141.3 million, or 2%, from $6.4 billion for the prior-year period. Commercial real estate loans averaged $5.3 billion and increased $384.3 million, or 8%, from $4.9 billion for the prior-year period. Private client loans averaged $14.1 billion and increased $226.7 million, or 2%, from $13.9 billion for the prior-year period.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.5 billion, $856.7 million, $332.5 million, $94.8 million, and $70.0 million respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $7.9 billion, or 9%, to an average of $96.2 billion in the current period from $88.3 billion in the prior-year period. Other average interest-related funding decreased $5.3 billion, to an average of $17.0 billion in the current period from $22.3 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Interest expense for Interest-Bearing Deposits in the current period was driven by higher deposit costs. Average non-U.S. offices interest-bearing deposits comprised 66% and 69% of total average interest-bearing deposits for the nine months ended September 30, 2024 and 2023, respectively.
Provision for Credit Losses
There was a Provision for Credit Losses of $7.5 million for the nine months ended September 30, 2024, as compared to a $13.5 million provision in the prior-year period. The provision in the current-year period was primarily due to an increase in collective reserves, partially offset by a decrease in individual reserves. The increase in collective reserves was primarily driven by a small number of downgrades and extensions in the C&I portfolio and by expectations for weaker prices in the CRE portfolio. The decrease in individual reserves was driven by one C&I loan charge-off in the first quarter, partially offset by the default of one C&I loan in the current quarter.
The provision in the prior-year period was primarily due to an increase in the collective reserve, driven by new loans and renewals in the CRE portfolio and expectations of higher economic stress in the CRE market, particularly office CRE, partially offset by a net improvement in the overall macroeconomic outlook and lower loss projections for certain large C&I loans.
Net charge-offs in the current-year period totaled $7.9 million resulting from $11.4 million of charge-offs and $3.5 million of recoveries, compared to net charge-offs of $2.6 million in the prior-year period resulting from $5.6 million of charge-offs and $3.0 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 20: NONINTEREST EXPENSE

	NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	CHANGE
Compensation	$1,875.9	$1,757.8	$118.1	7%
Employee Benefits	310.5	303.2	7.3	2
Outside Services	746.5	671.3	75.2	11
Equipment and Software	800.6	693.5	107.1	15
Occupancy	162.7	173.8	(11.1)	(6)
Other Operating Expense	361.8	296.1	65.7	22
Total Noninterest Expense	$4,258.0	$3,895.7	$362.3	9%
Compensation expense, the largest component of Noninterest Expense increased compared to the prior-year period, primarily due to higher severance-related charges, higher salary related expenses, and higher incentives.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense (continued)

Employee Benefits expense increased compared to the prior-year period, primarily driven by higher medical costs.
Outside Services expense increased compared to the prior-year period, primarily reflecting higher technical services and higher consulting services.
Equipment and Software expense increased compared to the prior-year period, primarily due to higher software disposition charges in the second quarter of 2024, as well as higher software amortization, and higher software support expense.
Occupancy expense decreased compared to the prior-year period, primarily due to charges of $12.8 million related to early lease exits recorded during the prior-year period.
Other Operating Expense increased compared to the prior-year period, primarily due to a $70.0 million charitable contribution and $10.6 million legal settlement recorded in the second quarter of 2024 and $14.7 million of additional expense related to the FDIC special assessment in the current period, partially offset by the $25.6 million charge related to the write-off of an investment in a client capability in the prior-year period.
Provision for Income Taxes
Income tax expense for the nine months ended September 30, 2024 was $489.6 million, representing an effective tax rate of 23.7%, compared to $324.8 million for the nine months ended September 30, 2023, representing an effective tax rate of 24.6%.
The effective tax rate decreased compared to the prior-year period primarily due to higher current-year benefits.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $36 million decrease and a $36 million increase in Net Interest Income, respectively, for the three months ended September 30, 2024. The approximate impact on the Asset Servicing and Wealth Management segments was a $99 million decrease and a $99 million increase in Net Interest Income, respectively, for the nine months ended September 30, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis. For further details, please refer to Note 9—Reporting Segments.

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine-month periods ended September 30, 2024 and 2023.
TABLE 21: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$667.1	$626.0	$529.5	$485.9	$—	$—	$—	$—	$1,196.6	$1,111.9
Foreign Exchange Trading Income (Loss)	59.5	54.3	(5.4)	(2.5)	—	—	—	—	54.1	51.8
Other Noninterest Income (Loss)	67.3	66.1	35.7	38.1	52.5	2.4	—	—	155.5	106.6
Total Noninterest Income (Loss)	793.9	746.4	559.8	521.5	52.5	2.4	—	—	1,406.2	1,270.3
Net Interest Income	321.4	281.2	248.0	188.2	—	—	(7.1)	(13.2)	562.3	456.2
Revenue	1,115.3	1,027.6	807.8	709.7	52.5	2.4	(7.1)	(13.2)	1,968.5	1,726.5
Provision for Credit Losses	(0.6)	3.1	12.4	10.9	(3.8)	—	—	—	8.0	14.0
Noninterest Expense	860.7	809.3	491.3	456.9	7.4	12.0	—	—	1,359.4	1,278.2
Income before Income Taxes	255.2	215.2	304.1	241.9	48.9	(9.6)	(7.1)	(13.2)	601.1	434.3
Provision for Income Taxes	57.1	54.3	75.1	67.7	11.1	(2.3)	(7.1)	(13.2)	136.2	106.5
Net Income	$198.1	$160.9	$229.0	$174.2	$37.8	$(7.3)	$—	$—	$464.9	$327.8
Percentage of Consolidated Net Income	43%	49%	49%	53%	8%	(2)%	N/A	N/A	100%	100%
Average Assets	$108,108.0	$108,656.7	$38,734.9	$31,544.9	$—	$—	N/A	N/A	$146,842.9	$140,201.6
(1) Includes the current quarter gain related to the sale of an equity investment.

(In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,957.3	$1,850.2	$1,548.3	$1,421.6	$—	$—	$—	$—	$3,505.6	$3,271.8
Foreign Exchange Trading Income (Loss)	181.6	161.2	(12.1)	(6.3)	—	—	—	—	169.5	154.9
Other Noninterest Income (Loss)	199.2	199.0	105.3	112.8	737.9	(9.2)	—	—	1,042.4	302.6
Total Noninterest Income (Loss)	2,338.1	2,210.4	1,641.5	1,528.1	737.9	(9.2)	—	—	4,717.5	3,729.3
Net Interest Income	900.5	902.6	734.1	635.8	—	—	(21.3)	(39.5)	1,613.3	1,498.9
Revenue	3,238.6	3,113.0	2,375.6	2,163.9	737.9	(9.2)	(21.3)	(39.5)	6,330.8	5,228.2
Provision for Credit Losses	(1.9)	(3.3)	15.7	16.8	(6.3)	—	—	—	7.5	13.5
Noninterest Expense	2,634.0	2,459.7	1,504.9	1,402.4	119.1	33.6	—	—	4,258.0	3,895.7
Income before Income Taxes	606.5	656.6	855.0	744.7	625.1	(42.8)	(21.3)	(39.5)	2,065.3	1,319.0
Provision for Income Taxes	146.1	167.4	223.0	207.5	141.8	(10.6)	(21.3)	(39.5)	489.6	324.8
Net Income	$460.4	$489.2	$632.0	$537.2	$483.3	$(32.2)	$—	$—	$1,575.7	$994.2
Percentage of Consolidated Net Income	29%	49%	40%	54%	31%	(3)%	N/A	N/A	100%	100%
Average Assets	$108,025.6	$110,380.4	$38,629.2	$34,311.2	$—	$—	N/A	N/A	$146,654.8	$144,691.6
(1) Includes the current quarter gain related to the sale of an equity investment. Includes the gain related to the net impact from the Visa transactions in the second quarter of 2024, refer to Note 20—Commitments and Contingent Liabilities for further information.
Note: Segment results are stated on an FTE basis. The FTE adjustments are eliminated in the reconciling items column with the Corporation’s total consolidated financial results stated on a GAAP basis. The adjustment to an FTE basis has no impact on Net Income.

REPORTING SEGMENTS (continued)
Asset Servicing
Asset Servicing Net Income
For the quarter ended September 30, 2024, Net Income increased $37.2 million, or 23%, from the prior-year quarter, primarily due to higher Net Interest Income and Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense. For the nine months ended September 30, 2024, Net Income decreased $28.8 million, or 6%, from the prior-year period, primarily due to higher Noninterest Expense, partially offset by an increase in Trust, Investment and Other Servicing Fees.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Foreign Exchange Trading Income
For the three and nine months ended September 30, 2024, Foreign Exchange Trading Income increased $5.2 million, or 10%, from the prior-year quarter and $20.4 million, or 13%, from the prior-year period, primarily driven by higher client volumes.
Asset Servicing Net Interest Income
For the quarter ended September 30, 2024, Net Interest Income stated on an FTE basis increased $40.2 million, or 14%, from the prior-year quarter, primarily driven by deposit balances and higher spreads, partially offset by the change in reporting segment allocation methodology beginning in 2024 noted above.
Asset Servicing Provision for Credit Losses
For the quarter ended September 30, 2024, there was a negative Provision for Credit Losses of $0.6 million compared to a $3.1 million Provision for Credit Losses in the prior-year quarter. The Provision for Credit Losses for the three months ended September 30, 2024 reflected a decrease in the collective and individual reserves. The decrease in collective reserve was primarily in the C&I portfolio. The decrease in individual reserves was driven by the paydown of one C&I loan.

For the nine months ended September 30, 2024, there was a negative Provision for Credit Losses of $1.9 million compared to a $3.3 million negative Provision for Credit Losses in the prior-year period. The Provision for Credit Losses for the nine months ended September 30, 2024 reflected a decrease in the individual reserve, partially offset by an increase in the collective reserve. The decrease in individual reserves was driven by one loan moved back to the collective reserve in the first quarter and the paydown of one C&I loan in the current quarter. The increase in collective reserve was primarily in the C&I portfolio, driven by a small number of downgrades.
Asset Servicing Noninterest Expense
For the three and nine months ended September 30, 2024, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $51.4 million, or 6%, from the prior-year quarter primarily due to higher expense allocations, and $174.3 million, or 7%, from the prior-year period primarily due to higher severance related-charges and higher expense allocations.
Wealth Management
Wealth Management Net Income
For the three and nine months ended September 30, 2024, Net Income increased $54.8 million, or 31%, from the prior-year quarter and $94.8 million, or 18%, from the prior-year period, primarily due to higher Trust, Investment and Other Servicing Fees and higher Net Interest Income, partially offset by higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Foreign Exchange Trading Income
For the nine months ended September 30, 2024, Foreign Exchange Trading Income decreased $5.8 million, or 92%, from the prior-year period primarily driven by lower allocations.
Wealth Management Other Noninterest Income
For the nine months ended September 30, 2024, Other Noninterest Income decreased $7.5 million, or 7%, from the prior-year period primarily due to lower credit-related fees and swap fees.

REPORTING SEGMENTS (continued)
Wealth Management Net Interest Income
For the three and nine months ended September 30, 2024, Net Interest Income stated on an FTE basis increased $59.8 million, or 32%, from the prior-year quarter and $98.3 million, or 15%, from the prior-year period, primarily due to the change in reporting segment allocation methodology beginning in 2024 noted above and higher deposit balances.
Wealth Management Provision for Credit Losses
For the quarter ended September 30, 2024, there was a Provision for Credit Losses of $12.4 million compared to a $10.9 million Provision for Credit Losses in the prior-year quarter. The Provision for Credit Losses for the three months ended September 30, 2024 resulted from increases in both collective and individual reserves. The increase in collective reserve was primarily in the C&I portfolio, driven by a small number of downgrades and extensions. The increase in individual reserves was driven by the default of one C&I loan.

For the nine months ended September 30, 2024, there was a Provision for Credit Losses of $15.7 million compared to a $16.8 million Provision for Credit Losses in the prior-year period. The Provision for Credit Losses for the nine months ended September 30, 2024 reflected an increase in the collective reserve, partially offset by a decrease in the individual reserve. The increase in collective reserve was primarily driven by a small number of downgrades and extensions in the C&I portfolio and expectations for weaker prices in the CRE portfolio. The decrease in individual reserves was driven by one C&I loan that was charged off in the first quarter, partially offset by the default of one C&I loan in the current quarter.
Wealth Management Noninterest Expense
For the three and nine months ended September 30, 2024, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $34.4 million, or 8%, from the prior-year quarter and $102.5 million, or 7%, from the prior-year period, primarily reflecting higher indirect expense allocations.
Other
Other—Noninterest Income
For the quarter ended September 30, 2024, Other Noninterest Income increased $50.1 million from the prior-year quarter, primarily due to the gain related to the sale of an equity investment, partially offset by higher expenses related to existing Visa Class B swap agreements in the current quarter.
For the nine months ended September 30, 2024, Other Noninterest Income increased $747.1 million from the prior-year period primarily due to the gain related to the net impact from the Visa transactions in the second quarter of 2024 and the current-quarter gain related to the sale of an equity investment, partially offset by the loss on sale of available for sale debt securities arising from a repositioning of the portfolio in the first quarter of 2024.
Other—Noninterest Expense
For the nine months ended September 30, 2024, Other Noninterest Expense increased $85.5 million from the prior-year period, primarily due to the charitable contribution to the Northern Trust Foundation and a legal settlement in the prior quarter and additional expense related to the FDIC special assessment, partially offset by a decrease in non-allocated occupancy expense primarily arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 22: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$40.8	$34.3	$6.5	19%
Interest-Bearing Due from and Deposits with Banks(1)	5.5	5.3	0.2	4
Securities Purchased under Agreements to Resell	1.0	0.8	0.2	25
Total Debt Securities	51.0	49.3	1.7	3
Loans	42.0	47.6	(5.6)	(12)
Other Interest-Earning Assets(2)	2.4	3.1	(0.7)	(21)
Total Earning Assets	142.7	140.4	2.3	2
Total Assets	155.8	150.8	5.0	3
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	99.0	93.3	5.7	6
Demand and Other Noninterest-Bearing Deposits	22.2	22.8	(0.6)	(3)
Federal Funds Purchased	2.8	3.0	(0.2)	(9)
Securities Sold under Agreements to Repurchase	0.2	0.8	(0.6)	(78)
Other Borrowings(3)	6.9	6.6	0.3	5
Total Stockholders’ Equity	12.7	11.9	0.8	7
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.

TABLE 23: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Billions)	2024	2023	CHANGE		2024	2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$36.1	$28.0	$8.1	29%	$36.0	$33.0	$3.0	9%
Interest-Bearing Due from and Deposits with Banks(1)	4.8	4.3	0.5	12	4.7	4.4	0.3	9
Securities Purchased under Agreements to Resell	1.0	1.0	—	3	0.7	1.1	(0.4)	(31)
Total Debt Securities	50.3	50.4	(0.1)	—	49.6	50.1	(0.5)	(1)
Loans	39.9	42.2	(2.3)	(6)	40.8	42.2	(1.4)	(3)
Other Interest-Earning Assets(2)	2.7	2.4	0.3	11	2.8	2.0	0.8	36
Total Earning Assets	134.8	128.3	6.5	5	134.6	132.8	1.8	1
Total Assets	146.8	140.2	6.6	5	146.7	144.7	2.0	1
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	96.2	85.0	11.2	13	96.2	88.3	7.9	9
Demand and Other Noninterest-Bearing Deposits	16.3	16.8	(0.5)	(3)	16.5	18.2	(1.7)	(9)
Federal Funds Purchased	2.3	5.9	(3.6)	(61)	2.7	5.6	(2.9)	(52)
Securities Sold under Agreements to Repurchase	0.5	0.4	0.1	18	0.5	0.4	0.1	26
Other Borrowings(3)	7.1	11.0	(3.9)	(35)	7.0	11.5	(4.5)	(39)
Total Stockholders’ Equity	12.5	11.5	1.0	8	12.2	11.4	0.8	7
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
Select Earning Assets. Average securities decreased from the prior-year quarter and the prior-year period reflecting the impact of repositioning and reinvesting in short-term and long-term securities. For additional discussion relating to the securities

CONSOLIDATED BALANCE SHEETS (continued)
portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
Stockholders’ Equity. During the three and nine months ended September 30, 2024, the Corporation declared cash dividends totaling $151.6 million and $459.3 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively. During the three and nine months ended September 30, 2023, the Corporation declared cash dividends totaling $157.6 million and $474.0 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively.
For the three and nine months ended September 30, 2024, the Corporation repurchased 3,463,546 and 8,112,288 shares of common stock, respectively, at a total cost of $301.4 million ($87.01 average price per share) and $684.2 million ($84.34 average price per share), respectively, including 15,629 and 398,646 shares withheld, respectively, to satisfy tax withholding obligations related to share-based compensation.
For the three and nine months ended September 30, 2023, the Corporation repurchased 14,738 and 2,426,793 shares of common stock, respectively, at a total cost of $1.1 million ($77.39 average price per share) and $201.3 million ($82.95 average price per share), respectively, including 14,738 and 356,145 shares withheld, respectively, to satisfy tax withholding obligations related to share-based compensation.
ASSET QUALITY
Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. The following tables provide the fair value of available for sale (AFS) debt securities and amortized cost of held to maturity (HTM) debt securities by credit rating. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 24: FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$6,481.7	$—	$—	$—	$—	$6,481.7
Obligations of States and Political Subdivisions	39.4	266.6	—	—	—	306.0
Government Sponsored Agency	13,653.7	—	—	—	—	13,653.7
Non-U.S. Government	327.1	—	—	—	—	327.1
Corporate Debt	8.8	60.9	131.4	—	—	201.1
Covered Bonds	239.7	—	—	—	—	239.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,411.9	458.7	117.5	—	—	3,988.1
Other Asset-Backed	2,487.4	—	—	—	—	2,487.4
Commercial Mortgage-Backed	627.1	—	—	—	—	627.1
Total	$27,276.8	$786.2	$248.9	$—	$—	$28,311.9
Percent of Total	96%	3%	1%	—%	—%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
U.S. Government	$3,622.2	$—	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	38.1	257.7	—	—	—	295.8
Government Sponsored Agency	11,553.0	—	—	—	—	11,553.0
Non-U.S. Government	264.4	—	—	—	—	264.4
Corporate Debt	24.7	87.0	157.4	—	10.4	279.5
Covered Bonds	325.3	—	21.8	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,353.5	334.0	212.4	—	—	2,899.9
Other Asset-Backed	2,962.6	—	—	—	—	2,962.6
Commercial Mortgage-Backed	865.3	—	—	—	—	865.3
Total	$22,009.1	$678.7	$391.6	$—	$10.4	$23,089.8
Percent of Total	95%	3%	2%	—%	—%	100%
As of December 31, 2023, the less than 1% of AFS debt securities not rated by Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P Global) or Fitch Ratings, Inc. (Fitch Ratings) consisted of corporate debt securities.
TABLE 25: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$980.8	$1,569.1	$—	$—	$—	$2,549.9
Government Sponsored Agency	8,826.8	—	—	—	—	8,826.8
Non-U.S. Government	456.4	816.2	752.7	336.0	—	2,361.3
Corporate Debt	—	290.4	200.7	—	—	491.1
Covered Bonds	2,124.8	—	—	—	—	2,124.8
Certificates of Deposit	513.2	—	—	—	29.4	542.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,825.8	1,204.5	30.7	1.1	—	5,062.1
Other Asset-Backed	111.6	—	—	—	—	111.6
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.7	—	—	—	546.1	600.8
Total	$16,931.7	$3,880.2	$984.1	$337.1	$575.5	$22,708.6
Percent of Total	75%	17%	4%	1%	3%	100%

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$954.7	$1,609.0	$—	$—	$0.2	$2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
As of September 30, 2024 and December 31, 2023, the 3% and 2%, respectively, of HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings consisted primarily of investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
Net unrealized losses within the investment securities portfolio totaled $1.5 billion and $2.3 billion at September 30, 2024 and December 31, 2023, respectively. Net unrealized losses as of September 30, 2024 were comprised of $54.9 million and $1.6 billion of gross unrealized gains and losses, respectively. Net unrealized losses as of December 31, 2023 were comprised of

ASSET QUALITY (continued)
Securities Portfolio (continued)
$20.1 million and $2.3 billion of gross unrealized gains and losses, respectively. $245.5 million of the $1.6 billion gross unrealized losses relate to AFS debt securities as of September 30, 2024, and $582.4 million of the $2.3 billion gross unrealized losses relate to AFS debt securities as of December 31, 2023.
As of September 30, 2024, the $28.3 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $114.3 million, $45.6 million, and $19.1 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and U.S. government, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities. As of December 31, 2023, the $23.1 billion AFS debt securities portfolio had unrealized losses, excluding securities with an allowance for credit losses, of $200.3 million, $105.8 million, and $100.0 million related to government sponsored agency, supranational and non-U.S. agency bonds, and other asset-backed, respectively, which were primarily attributable to lower yields and tighter spreads.
In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the nine months ended September 30, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
As of September 30, 2024, the $22.7 billion HTM debt securities portfolio had unrealized losses of $823.8 million, $197.6 million and $156.9 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds and Other respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities. As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had an unrealized loss of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
HTM debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. For additional information relating to the securities portfolio, refer to Note 4—Securities.
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
For additional information relating to the securities sold under agreements to repurchase, refer to Note 22—Securities Sold Under Agreements to Repurchase.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
TABLE 26: NONACCRUAL ASSETS

	SEPTEMBER 30, 2024			DECEMBER 31, 2023
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$8.1		21%	$16.3		26%
Commercial Real Estate	5.6		14	—		—
Non-U.S.	0.5		1	—		—%
Total Commercial	$14.2		36%	$16.3		26%
Personal
Private Client	$2.0		5%	$20.3		32%
Residential Real Estate	23.1		59	27.0		42
Total Personal	$25.1		64%	$47.3		74%
Total Nonaccrual Loans	39.3			63.6
Other Real Estate Owned	—			1.5
Total Nonaccrual Assets	$39.3			$65.1
90 Day Past Due Loans Still Accruing	$87.2			$20.1
Nonaccrual Loans to Total Loans	0.09%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	4.7	x		2.8	x
Nonaccrual assets of $39.3 million as of September 30, 2024 decreased $25.8 million, or 40%, from December 31, 2023, primarily due to a private client loan payoff and a commercial and institutional loan charge-off, both of which occurred in the first quarter. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to owners through guarantees also is commonly required. For additional information relating to the loans portfolio, refer to Note 5—Loans.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)

As of September 30, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $184.8 million, $26.5 million, $7.5 million, and $1.0 million, respectively. As of December 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $178.7 million, $26.9 million, $12.7 million, and $0.9 million, respectively. There was a $0.2 million and $1.2 million allowance for credit losses related to AFS debt securities as of September 30, 2024 and December 31, 2023, respectively. For additional information relating to the allowance for credit losses and the changes in the allowance for credit losses during the three and nine months ended September 30, 2024 and September 30, 2023 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses.
The table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 27: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$5.5	—%	$13.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	69.2	25	57.2	24
Commercial Real Estate	103.3	13	101.4	11
Non-U.S.	1.4	7	1.6	6
Other	—	5	0.1	13
Total Commercial	173.9	50	160.3	54
Personal
Private Client	12.1	33	12.0	30
Residential Real Estate	18.6	15	18.8	13
Non-U.S.	1.2	1	1.1	1
Other	—	1	—	2
Total Personal	31.9	50	31.9	46
Total Allowance Evaluated on a Collective Basis	$205.8		$192.2
Total Allowance for Credit Losses	$211.3		$205.6
Allowance Assigned to
Loans	$184.8		$178.7
Undrawn Commitments and Standby Letters of Credit	26.5		26.9
Total Allowance for Credit Losses	$211.3		$205.6
Allowance Assigned to Loans to Total Loans	0.44%		0.38%
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 28: COMMERCIAL REAL ESTATE LOANS

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Commercial Mortgages
Apartment/ Multi-family	$1,580.4	$1,633.9
Office	862.8	1,035.1
Industrial/ Warehouse	924.3	687.1
Retail	678.9	620.9
Other	658.0	575.3
Total Commercial Mortgages	4,704.4	4,552.3
Construction, Acquisition and Development Loans	546.6	581.9
Total Commercial Real Estate Loans	$5,251.0	$5,134.2
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses.

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the nine months ended September 30, 2024 and 2023.
TABLE 29: CASH FLOW ACTIVITY SUMMARY

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023
Net cash provided by (used in):
Operating activities	$2,148.8	$(177.6)
Investing activities	(355.9)	9,647.1
Financing activities	287.7	(8,890.7)
Effect of Foreign Currency Exchange Rates on Cash	(0.4)	(277.3)
Change in Cash and Due from Banks	$2,080.2	$301.5
Operating Activities
Net cash provided by operating activities of $2.1 billion for the nine months ended September 30, 2024, was primarily attributable to period earnings and net changes in other operating activities, partially offset by increases in receivables and pension plan contributions.
Net cash used in operating activities of $177.6 million for the nine months ended September 30, 2023, was primarily attributable to higher net collateral deposited with derivative counterparties and an increase in receivables, partially offset by period earnings, net changes in other operating activities, and an increase in interest payable.
Investing Activities
Net cash used in investing activities of $355.9 million for the nine months ended September 30, 2024, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by the net proceeds received from the sale of certain Visa shares and net proceeds associated with loans and HTM debt securities.
Net cash provided by investing activities of $9.6 billion for the nine months ended September 30, 2023, was primarily attributable to decreased levels of Federal Reserve and other central bank deposits.
Financing Activities
Net cash provided by financing activities of $287.7 million for the nine months ended September 30, 2024, was primarily attributable to the increased levels of total deposits, partially offset by increased treasury share purchases and securities sold under agreements to repurchase.
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

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at September 30, 2024, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
TABLE 30: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	SEPTEMBER 30, 2024		JUNE 30, 2024		SEPTEMBER 30, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.6%	14.0%	12.6%	13.9%	11.4%	13.2%	N/A	4.5%
Tier 1 Capital	13.6	15.1	13.6	15.0	12.4	14.3	6.0	6.0
Total Capital	15.6	17.0	15.5	16.9	14.5	16.5	10.0	8.0
Tier 1 Leverage	8.1	8.1	8.0	8.0	7.9	7.9	N/A	4.0
Supplementary Leverage	N/A	9.2	N/A	9.1	N/A	8.4	N/A	3.0

Capital Ratios — The Northern Trust Company	SEPTEMBER 30, 2024		JUNE 30, 2024		SEPTEMBER 30, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.3%	13.9%	12.9%	14.6%	12.3%	14.5%	6.5%	4.5%
Tier 1 Capital	12.3	13.9	12.9	14.6	12.3	14.5	8.0	6.0
Total Capital	14.0	15.5	14.6	16.1	14.2	16.4	10.0	8.0
Tier 1 Leverage	7.3	7.3	7.6	7.6	7.8	7.8	5.0	4.0
Supplementary Leverage	N/A	8.2	N/A	8.6	N/A	8.3	3.0	3.0

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
We maintain a highly liquid balance sheet consisting principally of cash held at the Federal Reserve and other central banks, money market assets, and short-term investment securities, which were 64% and 59% of total assets as of September 30, 2024 and December 31, 2023, respectively. 87% and 82% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of September 30, 2024 and December 31, 2023, respectively.
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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of September 30, 2024 and September 30, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 31: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$59	$(29)
200 Basis Points	115	(63)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(71)	$27
200 Basis Points	(151)	$40
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at September 30, 2024 and December 31, 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 32: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(382)	$(360)
200 Basis Points	(812)	(817)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$514	$430
200 Basis Points	924	725
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
TABLE 33: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)			VOL VaR (VOLATILITY DRIVERS ONLY)
THREE MONTHS ENDED	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023	SEPTEMBER 30, 2024	JUNE 30, 2024	SEPTEMBER 30, 2023
High	$0.8	$1.6	$2.2	$1.0	$2.0	$1.9	$0.2	$0.3	$0.9	$—	$—	$—
Low	0.2	0.2	0.3	0.1	0.1	0.2	0.1	0.1	0.1	—	—	—
Average	0.4	0.6	0.8	0.3	0.5	0.7	0.1	0.1	0.3	—	—	—
Quarter-End	0.3	0.8	0.4	0.2	0.8	0.3	0.1	0.1	0.1	—	—	—
During the three months ended September 30, 2024, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
TABLE 34: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2024	2023	2024	2023
Net Interest Income
Interest Income - GAAP	$2,530.2	$1,935.0	$7,482.3	$5,125.4
Add: FTE Adjustment	7.1	13.2	21.3	39.5
Interest Income (FTE) - Non-GAAP	$2,537.3	$1,948.2	$7,503.6	$5,164.9

Net Interest Income - GAAP	$562.3	$456.2	$1,613.3	$1,498.9
Add: FTE Adjustment	7.1	13.2	21.3	39.5
Net Interest Income (FTE) - Non-GAAP	$569.4	$469.4	$1,634.6	$1,538.4

Net Interest Margin - GAAP	1.66%	1.41%	1.60%	1.51%
Net Interest Margin (FTE) - Non-GAAP	1.68%	1.45%	1.62%	1.55%

Total Revenue
Total Revenue - GAAP	$1,968.5	$1,726.5	$6,330.8	$5,228.2
Add: FTE Adjustment	7.1	13.2	21.3	39.5
Total Revenue (FTE) - Non-GAAP	$1,975.6	$1,739.7	$6,352.1	$5,267.7

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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including the continuing military conflicts involving Ukraine and the Russian Federation and evolving events in the Middle East), and the responses of the U.S. and other countries to those events;
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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	SEPTEMBER 30, 2024	DECEMBER 31, 2023

ASSETS
Cash and Due from Banks	$6,871.7	$4,791.5
Federal Reserve and Other Central Bank Deposits	40,848.8	34,326.2
Interest-Bearing Deposits with Banks	1,606.8	1,939.0
Securities Purchased under Agreements to Resell	981.6	784.7
Debt Securities
Available for Sale (Amortized cost of $28,513.1 and $23,659.0)	28,311.9	23,089.8
Held to Maturity (Fair value of $21,372.0 and $24,473.0)	22,708.6	26,221.7
Total Debt Securities	51,020.5	49,311.5
Loans
Commercial	20,833.8	25,412.8
Personal	21,116.5	22,204.2
Total Loans (Net of unearned income of $6.2 and $5.9)	41,950.3	47,617.0
Allowance for Credit Losses	(193.3)	(192.3)
Buildings and Equipment	480.3	502.2
Client Security Settlement Receivables	354.2	212.6
Goodwill	707.8	702.3
Other Assets	11,125.1	10,788.4
Total Assets	$155,753.8	$150,783.1
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$13,610.6	$14,246.4
Savings, Money Market and Other Interest-Bearing	23,069.0	25,252.1
Savings Certificates and Other Time	6,255.2	4,109.7
Non U.S. Offices — Noninterest-Bearing	8,564.2	8,584.7
— Interest-Bearing	69,684.3	63,971.1
Total Deposits	121,183.3	116,164.0
Federal Funds Purchased	2,761.9	3,045.4
Securities Sold Under Agreements to Repurchase	170.8	784.7
Other Borrowings	6,903.2	6,567.8
Senior Notes	2,820.9	2,773.2
Long-Term Debt	4,077.2	4,065.0
Other Liabilities	5,087.5	5,485.1
Total Liabilities	143,004.8	138,885.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 198,218,483 and 205,126,224	408.6	408.6
Additional Paid-In Capital	1,008.1	1,009.6
Retained Earnings	15,313.1	14,233.8
Accumulated Other Comprehensive Loss	(779.5)	(1,137.9)
Treasury Stock (46,953,041 and 40,045,300 shares, at cost)	(4,086.2)	(3,501.1)
Total Stockholders’ Equity	12,749.0	11,897.9
Total Liabilities and Stockholders’ Equity	$155,753.8	$150,783.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions Except Share Information)	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,196.6	$1,111.9	$3,505.6	$3,271.8
Foreign Exchange Trading Income	54.1	51.8	169.5	154.9
Treasury Management Fees	8.2	7.5	26.5	23.8
Security Commissions and Trading Income	35.5	30.9	107.7	101.7
Other Operating Income	111.8	68.2	1,097.5	170.2
Investment Security Gains (Losses), net	—	—	(189.3)	6.9
Total Noninterest Income	1,406.2	1,270.3	4,717.5	3,729.3
Net Interest Income
Interest Income	2,530.2	1,935.0	7,482.3	5,125.4
Interest Expense	1,967.9	1,478.8	5,869.0	3,626.5
Net Interest Income	562.3	456.2	1,613.3	1,498.9
Provision for Credit Losses	8.0	14.0	7.5	13.5
Net Interest Income after Provision for Credit Losses	554.3	442.2	1,605.8	1,485.4
Noninterest Expense
Compensation	583.6	558.1	1,875.9	1,757.8
Employee Benefits	109.2	100.8	310.5	303.2
Outside Services	256.3	229.6	746.5	671.3
Equipment and Software	270.4	232.5	800.6	693.5
Occupancy	53.8	58.7	162.7	173.8
Other Operating Expense	86.1	98.5	361.8	296.1
Total Noninterest Expense	1,359.4	1,278.2	4,258.0	3,895.7
Income before Income Taxes	601.1	434.3	2,065.3	1,319.0
Provision for Income Taxes	136.2	106.5	489.6	324.8
Net Income	$464.9	$327.8	$1,575.7	$994.2
Preferred Stock Dividends	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	$448.7	$311.6	$1,538.6	$957.1
Per Common Share
Net Income – Basic	$2.23	$1.49	$7.53	$4.56
– Diluted	2.22	1.49	7.51	4.56
Average Number of Common Shares Outstanding
– Basic	199,937,543	207,021,554	202,614,386	207,611,420
– Diluted	200,549,063	207,252,992	203,131,400	207,927,720

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Net Income	$464.9	$327.8	$1,575.7	$994.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	63.9	32.3	320.7	170.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.3	(0.4)	(0.5)	(1.1)
Net Foreign Currency Adjustments	18.9	9.6	30.5	34.2
Net Pension and Other Postretirement Benefit Adjustments	2.4	1.0	7.7	2.2
Other Comprehensive Income (Loss)	85.5	42.5	358.4	205.8
Comprehensive Income (Loss)	$550.4	$370.3	$1,934.1	$1,200.0

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Excise Tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
Net Income	—	—	—	896.1	—	—	896.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	52.6	—	52.6
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(154.3)	—	—	(154.3)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.4	—	—	4.1	17.5
Stock Purchased	—	—	—	—	—	(250.8)	(250.8)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2024	$884.9	$408.6	$996.9	$15,016.0	$(865.0)	$(3,785.6)	$12,655.8
Net Income	—	—	—	464.9	—	—	464.9
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	85.5	—	85.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(151.6)	—	—	(151.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	11.2	—	—	3.8	15.0
Stock Purchased	—	—	—	—	—	(301.4)	(301.4)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.0)	(3.0)
Balance at September 30, 2024	$884.9	$408.6	$1,008.1	$15,313.1	$(779.5)	$(4,086.2)	$12,749.0
See accompanying notes to the consolidated financial statements.

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	334.6	—	—	334.6
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	203.0	—	203.0
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(158.6)	—	—	(158.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(19.0)	—	—	85.4	66.4
Stock Purchased	—	—	—	—	—	(100.9)	(100.9)
Balance at March 31, 2023	$884.9	$408.6	$964.5	$13,958.3	$(1,366.2)	$(3,262.3)	$11,587.8
Net Income	—	—	—	331.8	—	—	331.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(39.7)	—	(39.7)
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.8)	—	—	(157.8)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	15.5	—	—	2.1	17.6
Stock Purchased	—	—	—	—	—	(99.3)	(99.3)
Balance at June 30, 2023	$884.9	$408.6	$980.0	$14,127.6	$(1,405.9)	$(3,359.5)	$11,635.7
Net Income	—	—	—	327.8	—	—	327.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	42.5	—	42.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(157.6)	—	—	(157.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	13.1	—	—	4.1	17.2
Stock Purchased	—	—	—	—	—	(1.1)	(1.1)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.1)	(1.1)
Balance at September 30, 2023	$884.9	$408.6	$993.1	$14,281.6	$(1,363.4)	$(3,357.6)	$11,847.2
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,575.7	$994.2
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	189.3	(6.9)
Amortization and Accretion of Securities and Unearned Income, net	(24.6)	5.8
Provision for Credit Losses	7.5	13.5
Depreciation and Amortization	533.9	465.6
Pension Plan Contributions	(208.0)	(16.5)
Change in Receivables	(278.6)	(200.3)
Change in Interest Payable	4.1	88.8
Change in Collateral With Derivative Counterparties, net	(7.4)	(1,857.5)
Other Operating Activities, net	356.9	335.7
Net Cash Provided by / (Used in) Operating Activities	2,148.8	(177.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	—	(32.0)
Change in Securities Purchased under Agreements to Resell	(179.6)	717.5
Change in Interest-Bearing Deposits with Banks	294.8	(203.0)
Net Change in Federal Reserve and Other Central Bank Deposits	(6,116.4)	7,760.3
Purchases of Held to Maturity Debt Securities	(19,233.9)	(25,821.1)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	23,008.3	25,872.9
Purchases of Available for Sale Debt Securities	(10,075.5)	(4,412.0)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	5,218.9	6,912.5
Change in Loans	5,669.1	(681.6)
Purchases of Buildings and Equipment	(60.8)	(52.7)
Purchases and Development of Computer Software	(458.2)	(412.8)
Change in Client Security Settlement Receivables	(132.2)	1,555.0
Proceeds from the sale of Visa Shares	794.9	—
Other Investing Activities, net	914.7	(1,555.9)
Net Cash (Used in) Investing Activities	(355.9)	9,647.1
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	2,112.4	(13,089.4)
Change in Federal Funds Purchased	(283.5)	3,642.4
Change in Securities Sold under Agreements to Repurchase	(613.9)	(21.3)
Change in Short-Term Other Borrowings	250.1	(717.4)
Proceeds from Long Term Debt	—	2,000.0
Treasury Stock Purchased	(684.2)	(201.3)
Net Proceeds from Stock Options	4.3	1.9
Cash Dividends Paid on Common Stock	(454.7)	(467.3)
Cash Dividends Paid on Preferred Stock	(37.1)	(37.1)
Other Financing Activities, net	(5.7)	(1.2)
Net Cash Provided by Financing Activities	287.7	(8,890.7)
Effect of Foreign Currency Exchange Rates on Cash	(0.4)	(277.3)
Change in Cash and Due from Banks	2,080.2	301.5
Cash and Due from Banks at Beginning of Period	4,791.5	4,654.2
Cash and Due from Banks at End of Period	$6,871.7	$4,955.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$5,852.4	$3,536.9
Income Taxes Paid	185.3	211.1
Transfers from Loans to OREO	—	0.2
Reclassification of certain cash collateral received from Other Operating Activities to Deposits (1)	1,157.2	—
(1) Beginning January 1, 2024, Northern Trust reclassified certain cash collateral received from Other Liabilities to Deposits on the consolidated statement of financial condition. Prior periods have not been restated.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2024 and 2023, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the nine months ended September 30, 2024 or the year ended December 31, 2023.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2024, Northern Trust’s AFS debt securities

Notes to Consolidated Financial Statements (unaudited) (continued)
portfolio included 943 Level 2 debt securities with an aggregate market value of $21.8 billion. Substantially all were valued by external pricing vendors. As of December 31, 2023, Northern Trust’s AFS debt securities portfolio included 929 Level 2 debt securities with an aggregate market value of $19.5 billion. All 929 debt securities were valued by external pricing vendors.
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
Visa Class C common shares are also categorized as Level 2 assets and are valued using quoted active market prices for similar securities (Visa Class A common stock). See “Visa Class B Common Shares and Makewhole Agreement” under Note 20—Commitments and Contingent Liabilities for further information.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of September 30, 2024 and December 31, 2023, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 35: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.8 million	Discounted Cash Flow	Conversion Rate	1.54x			1.54x
			Visa Class A Appreciation	9.06%			9.06%
			Expected Duration	13	-	35.5 months	26.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	9	-	27 months	13 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by fair value hierarchy level.
TABLE 36: RECURRING BASIS HIERARCHY LEVELING

	SEPTEMBER 30, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$6,481.7	$—	$—	$—	$6,481.7
Obligations of States and Political Subdivisions	—	306.0	—	—	306.0
Government Sponsored Agency	—	13,653.7	—	—	13,653.7
Non-U.S. Government	—	327.1	—	—	327.1
Corporate Debt	—	201.1	—	—	201.1
Covered Bonds	—	239.7	—	—	239.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	3,988.1	—	—	3,988.1
Other Asset-Backed	—	2,487.4	—	—	2,487.4
Commercial Mortgage-Backed	—	627.1	—	—	627.1
Total Available for Sale Debt Securities	6,481.7	21,830.2	—	—	28,311.9
Other Assets
Equity Securities(1)	85.0	27.8	—	—	112.8
Derivative Assets
Foreign Exchange Contracts	—	3,052.9	—	(2,664.5)	388.4
Interest Rate Contracts	—	466.1	—	(108.6)	357.5
Total Derivative Assets	—	3,519.0	—	(2,773.1)	745.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,083.9	—	(1,784.0)	1,299.9
Interest Rate Contracts	—	504.1	—	(9.1)	495.0
Other Financial Derivatives(2)	—	—	27.8	(26.8)	1.0
Total Derivative Liabilities	$—	$3,588.0	$27.8	$(1,819.9)	$1,795.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2024, derivative assets and liabilities shown above also include reductions of $2.0 billion and $1.0 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment and Visa Class C common shares with a fair value of $85.0 million and $27.8 million, respectively, as of September 30, 2024.
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
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2023, derivative assets and liabilities shown above also include reductions of $2.1 billion and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2024 and 2023.
TABLE 37: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED SEPTEMBER 30,	2024	2023
Fair Value at July 1	$30.6	$36.4
Total (Gains) Losses:
Included in Earnings(1)	13.8	(2.4)
Purchases, Issues, Sales, and Settlements
Settlements	(16.6)	(5.1)
Fair Value at September 30	$27.8	$28.9
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

NINE MONTHS ENDED SEPTEMBER 30,	2024	2023
Fair Value at January 1	$25.4	$34.8
Total (Gains) Losses:
Included in Earnings(1)	30.4	16.1
Purchases, Issues, Sales, and Settlements
Settlements	(28.0)	(22.0)
Fair Value at September 30	$27.8	$28.9
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral. Assets measured at fair value on a nonrecurring basis at December 31, 2023 also includes other real estate owned (OREO) properties, categorized as Level 3 under the fair value hierarchy.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of discount factors of 20.0% with a weighted average based on fair values of 20.0%, and a range of discount factors from 0% to 20.0% with a weighted average of 2.0%, as of September 30, 2024 and December 31, 2023, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $25.8 million and $43.3 million at September 30, 2024 and December 31, 2023, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 38: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2024
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$25.8 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$43.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	-	20.0%	2.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the book value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of September 30, 2024 and December 31, 2023. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 39: FAIR VALUE OF FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$6,871.7	$6,871.7	$6,871.7	$—	$—
Federal Reserve and Other Central Bank Deposits	40,848.8	40,848.8	—	40,848.8	—
Interest-Bearing Deposits with Banks	1,606.8	1,606.8	—	1,606.8	—
Securities Purchased under Agreements to Resell	981.6	981.6	—	981.6	—
Debt Securities - Held to Maturity	22,708.6	21,372.0	—	21,372.0	—
Loans
Held for Investment	41,765.5	41,488.7	—	—	41,488.7
Other Assets	1,450.5	1,446.0	87.9	1,358.1	—
FINANCIAL LIABILITIES
Deposits	121,183.3	123,302.5	—	123,302.5	—
Federal Funds Purchased	2,761.9	2,761.9	—	2,761.9	—
Securities Sold Under Agreements to Repurchase	170.8	170.8	—	170.8	—
Other Borrowings	6,903.2	6,940.0	—	6,940.0	—
Senior Notes	2,820.9	2,869.1	—	2,869.1	—
Long-Term Debt	4,077.2	4,248.1	—	4,248.1	—
Unfunded Commitments	173.4	173.4	—	173.4	—
Other Liabilities	47.9	47.9	—	—	47.9

	DECEMBER 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,791.5	$4,791.5	$4,791.5	$—	$—
Federal Reserve and Other Central Bank Deposits	34,326.2	34,326.2	—	34,326.2	—
Interest-Bearing Deposits with Banks	1,939.0	1,939.0	—	1,939.0	—
Securities Purchased under Agreements to Resell	784.7	784.7	—	784.7	—
Debt Securities - Held to Maturity	26,221.7	24,473.0	—	24,473.0	—
Loans
Held for Investment	47,438.3	47,598.3	—	—	47,598.3
Other Assets	1,476.6	1,458.0	86.1	1,371.9	—
FINANCIAL LIABILITIES
Deposits	116,164.0	116,207.6	—	116,207.6	—
Federal Funds Purchased	3,045.4	3,045.4	—	3,045.4	—
Securities Sold Under Agreements to Repurchase	784.7	784.7	—	784.7	—
Other Borrowings	6,567.8	6,607.4	—	6,607.4	—
Senior Notes	2,773.2	2,798.1	—	2,798.1	—
Long-Term Debt	4,065.0	4,186.8	—	4,186.8	—
Unfunded Commitments	178.8	178.8	—	178.8	—
Other Liabilities	74.9	74.9	—	—	74.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
Available for Sale Debt Securities. The following tables provide the amortized cost and fair values as of September 30, 2024 and December 31, 2023, and remaining maturities of AFS debt securities as of September 30, 2024.
TABLE 40: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF AVAILABLE FOR SALE DEBT SECURITIES

	SEPTEMBER 30, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$6,497.4	$3.4	$19.1	$6,481.7
Obligations of States and Political Subdivisions	321.6	—	15.6	306.0
Government Sponsored Agency	13,749.0	19.0	114.3	13,653.7
Non-U.S. Government	341.5	—	14.4	327.1
Corporate Debt	205.0	0.1	4.0	201.1
Covered Bonds	242.2	0.6	3.1	239.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,019.7	14.0	45.6	3,988.1
Other Asset-Backed	2,494.5	7.1	14.2	2,487.4
Commercial Mortgage-Backed	642.2	0.1	15.2	627.1
Total	$28,513.1	$44.3	$245.5	$28,311.9

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$3,681.5	$2.2	$61.5	$3,622.2
Obligations of States and Political Subdivisions	315.8	—	20.0	295.8
Government Sponsored Agency	11,744.3	9.0	200.3	11,553.0
Non-U.S. Government	284.8	—	20.4	264.4
Corporate Debt	287.5	0.1	8.1	279.5
Covered Bonds	356.8	—	9.7	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,013.8	0.1	114.0	2,899.9
Other Asset-Backed	3,061.0	1.6	100.0	2,962.6
Commercial Mortgage-Backed	913.5	0.2	48.4	865.3
Total	$23,659.0	$13.2	$582.4	$23,089.8
TABLE 41: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

SEPTEMBER 30, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
U.S. Government	$496.2	$493.9	$3,862.0	$3,852.1	$2,139.2	$2,135.7	$—	$—	$6,497.4	$6,481.7
Obligations of States and Political Subdivisions	—	—	206.3	198.0	115.3	108.0	—	—	321.6	306.0
Government Sponsored Agency	3,223.6	3,209.3	7,181.0	7,141.1	2,472.3	2,449.7	872.1	853.6	13,749.0	13,653.7
Non-U.S. Government	69.2	68.8	272.3	258.3	—	—	—	—	341.5	327.1
Corporate Debt	114.6	114.1	90.4	87.0	—	—	—	—	205.0	201.1
Covered Bonds	—	—	242.2	239.7	—	—	—	—	242.2	239.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	192.8	190.9	3,520.1	3,501.1	306.8	296.1	—	—	4,019.7	3,988.1
Other Asset-Backed	154.6	152.6	1,726.6	1,719.6	496.6	498.2	116.7	117.0	2,494.5	2,487.4
Commercial Mortgage-Backed	23.1	22.8	585.0	576.2	34.1	28.1	—	—	642.2	627.1
Total	$4,274.1	$4,252.4	$17,685.9	$17,573.1	$5,564.3	$5,515.8	$988.8	$970.6	$28,513.1	$28,311.9
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Available for Sale Debt Securities with Unrealized Losses. The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2024 and December 31, 2023.
TABLE 42: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

SEPTEMBER 30, 2024	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$5,293.0	$6.9	$630.9	$12.2	$5,923.9	$19.1
Obligations of States and Political Subdivisions	—	—	305.9	15.6	305.9	15.6
Government Sponsored Agency	2,028.2	3.6	6,676.9	110.7	8,705.1	114.3
Non-U.S. Government	55.3	—	271.9	14.4	327.2	14.4
Corporate Debt	—	—	104.5	2.4	104.5	2.4
Covered Bonds	—	—	126.7	3.1	126.7	3.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	645.3	0.7	917.6	44.9	1,562.9	45.6
Other Asset-Backed	—	—	476.3	14.2	476.3	14.2
Commercial Mortgage-Backed	12.5	—	587.8	15.2	600.3	15.2
Total	$8,034.3	$11.2	$10,098.5	$232.7	$18,132.8	$243.9
Note: One corporate debt AFS security with a fair value of $43.1 million and unrealized losses of $1.6 million has been excluded from the table above as this AFS security had a $0.2 million allowance for credit losses reported as of September 30, 2024. Refer to the discussion further below and Note 6—Allowance for Credit Losses for further information.

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
As of September 30, 2024, 693 AFS debt securities with a combined fair value of $18.1 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $243.9 million. As of September 30, 2024, unrealized losses related to AFS debt securities of $114.3 million, $45.6 million, and $19.1 million related to government-sponsored agency securities, sub-sovereign, supranational and non-U.S. agency bonds and U.S. Government, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred. In January 2024, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $189.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the nine months ended September 30, 2024. In November 2023, the Corporation sold certain AFS debt securities that were in an unrealized loss position. The $176.4 million loss is recognized in Investment Security Gains (Losses), net on the consolidated statements of income for the period ended December 31, 2023.
There was a negative provision for credit losses of $0.4 million and a negative provision for credit losses of $1.0 million for AFS securities for the three and nine months ended September 30, 2024, respectively. There was a negative provision for credit losses of $0.6 million for AFS securities for both the three and nine months ended September 30, 2023. There was a $0.2 million allowance for credit losses for AFS securities as of September 30, 2024, which was related to corporate debt securities and $1.2 million allowance for credit losses for AFS securities as of December 31, 2023, which was related to corporate debt securities and non-U.S. agency bonds. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6— Allowance for Credit Losses.
Held to Maturity Debt Securities. Held to maturity (HTM) debt securities consist of securities that management intends to, and Northern Trust has the ability to, hold until maturity. The following tables provide the amortized cost and fair values as of September 30, 2024 and December 31, 2023, and remaining maturities of HTM debt securities as of September 30, 2024.
TABLE 43: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF HELD TO MATURITY DEBT SECURITIES

	SEPTEMBER 30, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$2,549.9	$4.4	$14.8	$2,539.5
Government Sponsored Agency	8,826.8	2.6	823.8	8,005.6
Non-U.S. Government	2,361.3	0.2	65.2	2,296.3
Corporate Debt	491.1	—	14.7	476.4
Covered Bonds	2,124.8	0.3	72.7	2,052.4
Certificates of Deposit	542.6	—	0.3	542.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,062.1	2.6	197.6	4,867.1
Other Asset-Backed	111.6	0.5	0.2	111.9
Commercial Mortgage-Backed	37.6	—	1.0	36.6
Other	600.8	—	156.9	443.9
Total	$22,708.6	$10.6	$1,347.2	$21,372.0

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	2,563.9	0.5	72.4	2,492.0
Government Sponsored Agency	9,355.3	2.3	1,012.4	8,345.2
Non-U.S. Government	4,789.1	0.2	90.7	4,698.6
Corporate Debt	646.1	—	28.2	617.9
Covered Bonds	2,208.6	0.3	108.3	2,100.6
Certificates of Deposit	585.1	—	0.7	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	3.2	294.9	4,953.8
Other Asset-Backed	214.2	0.4	0.2	214.4
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	576.3	—	147.0	429.3
Total	$26,221.7	$6.9	$1,755.6	$24,473.0

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2024, the $22.7 billion HTM debt securities portfolio had unrealized losses of $823.8 million, $197.6 million and $156.9 million related to government-sponsored agency, sub-sovereign, supranational and non-U.S. agency bonds and other, respectively, which are primarily attributable to higher average market interest rates as compared to the respective purchase dates of the securities . As of December 31, 2023, the $26.2 billion HTM debt securities portfolio had unrealized losses of $1.0 billion and $294.9 million related to government-sponsored agency and sub-sovereign, supranational and non-U.S. agency bonds, respectively, which are primarily attributable to lower yields and tighter spreads.
TABLE 44: REMAINING MATURITY OF HELD TO MATURITY DEBT SECURITIES

SEPTEMBER 30, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of States and Political Subdivisions	$106.8	$106.3	$1,302.2	$1,298.7	$935.6	$931.9	$205.3	$202.6	$2,549.9	$2,539.5
Government Sponsored Agency	917.4	843.7	3,345.6	3,056.6	2,874.6	2,617.6	1,689.2	1,487.7	8,826.8	8,005.6
Non-U.S. Government	1,254.9	1,252.6	1,072.4	1,013.1	34.0	30.6	—	—	2,361.3	2,296.3
Corporate Debt	249.3	245.5	226.1	217.2	15.7	13.7	—	—	491.1	476.4
Covered Bonds	660.6	656.9	1,254.4	1,200.5	209.8	195.0	—	—	2,124.8	2,052.4
Certificates of Deposit	542.6	542.3	—	—	—	—	—	—	542.6	542.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,723.9	1,705.6	3,332.5	3,156.7	5.7	4.8	—	—	5,062.1	4,867.1
Other Asset-Backed	4.7	4.5	69.2	69.7	37.7	37.7	—	—	111.6	111.9
Commercial Mortgage-Backed	—	—	37.6	36.6	—	—	—	—	37.6	36.6
Other	71.0	69.3	293.3	267.6	50.7	42.5	185.8	64.5	600.8	443.9
Total	$5,531.2	$5,426.7	$10,933.3	$10,316.7	$4,163.8	$3,873.8	$2,080.3	$1,754.8	$22,708.6	$21,372.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.
Credit Quality Indicators. The following table provides the amortized cost of HTM debt securities by credit rating.
TABLE 45: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$980.8	$1,569.1	$—	$—	$—	$2,549.9
Government Sponsored Agency	8,826.8	—	—	—	—	8,826.8
Non-U.S. Government	456.4	816.2	752.7	336.0	—	2,361.3
Corporate Debt	—	290.4	200.7	—	—	491.1
Covered Bonds	2,124.8	—	—	—	—	2,124.8
Certificates of Deposit	513.2	—	—	—	29.4	542.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,825.8	1,204.5	30.7	1.1	—	5,062.1
Other Asset-Backed	111.6	—	—	—	—	111.6
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.7	—	—	—	546.1	600.8
Total	$16,931.7	$3,880.2	$984.1	$337.1	$575.5	$22,708.6
Percent of Total	75%	17%	4%	1%	3%	100%

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$954.7	$1,609.0	$—	$—	$0.2	$2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% and 97% of the HTM portfolio at September 30, 2024 and December 31, 2023, respectively, comprised of securities rated A or higher. The remaining HTM debt securities portfolio was comprised of 1% rated BBB at both September 30, 2024 and December 31, 2023 and 3% and 2% which were not rated by Moody’s, S&P Global, or Fitch Ratings at September 30, 2024 and December 31, 2023, respectively. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for the three months ended September 30, 2024. Proceeds of $17.1 million from the sale of debt securities resulted in an investment security gain of less than $0.1 million for the three months ended September 30, 2023. Proceeds of $2.0 billion from the sale of debt securities resulted in investment security loss of $189.3 million for the nine months ended September 30, 2024. Proceeds of $2.2 billion from the sale of debt securities resulted in investment security gains of $6.9 million for the nine months ended September 30, 2023.

TABLE 46: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Gross Realized Debt Securities Gains	$—	$—	$185.2	$213.0
Gross Realized Debt Securities Losses	—	—	(374.5)	(206.1)
Investment Security Gains (Losses), net	$—	$—	$(189.3)	$6.9

TABLE 47: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
U.S. Government	$—	$—	$(34.8)	$—
Obligations of States and Political Subdivisions	—	—	—	9.8
Government Sponsored Agency	—	—	(23.0)	—
Corporate Debt	—	—	—	(1.2)
Covered Bonds	—	—	(4.2)	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	—	(48.2)	—
Other Asset-Backed	—	—	(56.5)	(0.8)
Commercial Mortgage-Backed	—	—	(22.6)	(0.9)
Investment Security Gains (Losses), net	$—	$—	$(189.3)	$6.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 48: LOANS

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Commercial
Commercial and Institutional(1)	$10,391.3	$11,555.3
Commercial Real Estate	5,251.0	5,134.2
Non-U.S.(1)	2,742.6	2,778.5
Other	2,448.9	5,944.8
Total Commercial	20,833.8	25,412.8
Personal
Private Client	14,195.5	14,360.0
Residential Real Estate	6,141.2	6,327.1
Non-U.S.	457.2	428.8
Other	322.6	1,088.3
Total Personal	21,116.5	22,204.2
Total Loans	$41,950.3	$47,617.0
(1) Commercial and institutional and commercial-non-U.S. combined include $3.8 billion and $4.5 billion of private equity capital call finance loans at September 30, 2024 and December 31, 2023, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. In general, Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2024 and December 31, 2023, equity credit lines totaled $221.1 million and $228.7 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 96% of the total equity credit lines, respectively.
Included within the commercial-other, commercial-non-U.S., and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, totaling $4.5 billion and $8.4 billion at September 30, 2024 and December 31, 2023, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $19.0 million and $12.1 million at September 30, 2024 and December 31, 2023, respectively.
Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale at September 30, 2024 or December 31, 2023. There were no loans sold for the three and nine months ended September 30, 2024 and September 30, 2023.
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
Loan segment and class balances as of September 30, 2024 and December 31, 2023 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 49: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
September 30, 2024	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$322.6	$247.5	$371.2	$588.1	$66.1	$381.0	$4,222.0	$21.3	$6,219.8
4 to 5 Category	544.9	538.1	458.1	494.4	103.8	141.9	1,513.4	56.3	3,850.9
6 to 9 Category	34.9	81.4	63.0	81.5	2.3	2.3	48.2	7.0	320.6
Total Commercial and Institutional	902.4	867.0	892.3	1,164.0	172.2	525.2	5,783.6	84.6	10,391.3
C&I Gross Charge-offs	—	(7.3)	(1.3)	—	—	—	—	—	(8.6)
Commercial Real Estate
Risk Rating:
1 to 3 Category	97.3	339.5	289.1	219.5	18.8	68.5	53.7	—	1,086.4
4 to 5 Category	274.1	1,669.7	1,048.1	436.2	193.2	200.1	159.6	5.3	3,986.3
6 to 9 Category	14.1	16.0	126.4	17.1	4.3	0.4	—	—	178.3
Total Commercial Real Estate	385.5	2,025.2	1,463.6	672.8	216.3	269.0	213.3	5.3	5,251.0
Commercial Real Estate Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	1,215.8	24.2	—	—	117.7	30.2	577.0	—	1,964.9
4 to 5 Category	606.0	16.5	0.8	1.2	—	69.3	69.6	—	763.4
6 to 9 Category	0.5	—	13.8	—	—	—	—	—	14.3
Total Non-U.S.	1,822.3	40.7	14.6	1.2	117.7	99.5	646.6	—	2,742.6
Other
Risk Rating:
1 to 3 Category	1,183.9	—	—	—	—	—	—	—	1,183.9
4 to 5 Category	1,264.9	—	—	—	—	—	—	—	1,264.9
6 to 9 Category	0.1	—	—	—	—	—	—	—	0.1
Total Other	2,448.9	—	—	—	—	—	—	—	2,448.9
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	5,559.1	2,932.9	2,370.5	1,838.0	506.2	893.7	6,643.5	89.9	20,833.8
Commercial Gross Charge-offs	—	(7.3)	(3.7)	—	—	—	—	—	(11.0)
Personal
Private Client
Risk Rating:
1 to 3 Category	206.7	80.0	39.5	38.3	19.1	39.8	4,503.2	144.1	5,070.7
4 to 5 Category	141.8	635.2	423.2	424.4	124.1	188.0	6,688.7	474.7	9,100.1
6 to 9 Category	0.1	16.3	—	—	—	—	8.3	—	24.7
Total Private Client	348.6	731.5	462.7	462.7	143.2	227.8	11,200.2	618.8	14,195.5
Private Client Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Residential Real Estate
Risk Rating:
1 to 3 Category	138.5	231.3	433.6	407.3	332.0	816.6	189.9	—	2,549.2
4 to 5 Category	134.6	224.0	664.6	706.2	678.4	940.4	165.6	2.1	3,515.9
6 to 9 Category	—	—	7.5	3.9	0.4	37.0	27.3	—	76.1
Total Residential Real Estate	273.1	455.3	1,105.7	1,117.4	1,010.8	1,794.0	382.8	2.1	6,141.2
Residential Real Estate Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.2	1.0	—	—	—	6.8	158.0	—	169.0
4 to 5 Category	19.6	16.0	15.3	39.3	—	19.2	163.6	7.3	280.3
6 to 9 Category	7.9	—	—	—	—	—	—	—	7.9
Total Non-U.S.	30.7	17.0	15.3	39.3	—	26.0	321.6	7.3	457.2
Other
Risk Rating:
1 to 3 Category	199.4	—	—	—	—	—	—	—	199.4
4 to 5 Category	123.1	—	—	—	—	—	—	—	123.1
6 to 9 Category	0.1	—	—	—	—	—	—	—	0.1
Total Other	322.6	—	—	—	—	—	—	—	322.6
Total Personal	975.0	1,203.8	1,583.7	1,619.4	1,154.0	2,047.8	11,904.6	628.2	21,116.5
Personal Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Total Loans	$6,534.1	$4,136.7	$3,954.2	$3,457.4	$1,660.2	$2,941.5	$18,548.1	$718.1	$41,950.3
Total Loans Gross Charge-offs	$—	$(7.3)	$(3.7)	$—	$—	$(0.4)	$—	$—	$(11.4)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$443.9	$534.1	$668.3	$78.1	$137.2	$409.9	$4,909.8	$15.0	$7,196.3
4 to 5 Category	801.4	790.9	729.5	138.7	120.5	178.7	1,332.4	72.0	4,164.1
6 to 9 Category	13.8	70.0	60.8	12.0	0.1	1.7	34.7	1.8	194.9
Total Commercial and Institutional	1,259.1	1,395.0	1,458.6	228.8	257.8	590.3	6,276.9	88.8	11,555.3
Commercial Real Estate
Risk Rating:
1 to 3 Category	403.6	389.9	159.1	23.9	37.8	44.8	51.0	—	1,110.1
4 to 5 Category	1,513.5	1,208.8	521.0	218.4	252.8	96.0	136.3	7.9	3,954.7
6 to 9 Category	16.1	—	30.5	—	8.2	14.6	—	—	69.4
Total Commercial Real Estate	1,933.2	1,598.7	710.6	242.3	298.8	155.4	187.3	7.9	5,134.2
CRE Gross Charge-offs	(0.7)	(4.4)	—	—	—	—	—	—	(5.1)
Non-U.S.
Risk Rating:
1 to 3 Category	487.9	—	43.2	65.2	34.2	3.3	760.0	—	1,393.8
4 to 5 Category	974.7	0.8	—	—	—	150.0	243.4	—	1,368.9
6 to 9 Category	1.5	14.3	—	—	—	—	—	—	15.8
Total Non-U.S.	1,464.1	15.1	43.2	65.2	34.2	153.3	1,003.4	—	2,778.5
Other
Risk Rating:
1 to 3 Category	4,313.2	—	—	—	—	—	—	—	4,313.2
4 to 5 Category	1,631.6	—	—	—	—	—	—	—	1,631.6
Total Other	5,944.8	—	—	—	—	—	—	—	5,944.8
Other Gross Charge-offs	(0.6)	—	—	—	—	—	—	—	(0.6)
Total Commercial	10,601.2	3,008.8	2,212.4	536.3	590.8	899.0	7,467.6	96.7	25,412.8
Commercial Gross Charge-offs	(1.3)	(4.4)	—	—	—	—	—	—	(5.7)
Personal
Private Client
Risk Rating:
1 to 3 Category	504.7	140.8	52.3	67.5	8.7	134.7	5,320.9	168.1	6,397.7
4 to 5 Category	290.1	488.2	655.1	100.9	158.8	44.7	5,721.5	447.8	7,907.1
6 to 9 Category	23.6	0.3	—	—	—	18.3	13.0	—	55.2
Total Private Client	818.4	629.3	707.4	168.4	167.5	197.7	11,055.4	615.9	14,360.0
Residential Real Estate
Risk Rating:
1 to 3 Category	278.7	464.0	500.6	373.3	142.4	722.4	219.8	—	2,701.2
4 to 5 Category	191.6	694.9	717.4	686.7	290.0	805.3	170.3	—	3,556.2
6 to 9 Category	—	10.9	—	0.7	1.6	43.6	12.9	—	69.7
Total Residential Real Estate	470.3	1,169.8	1,218.0	1,060.7	434.0	1,571.3	403.0	—	6,327.1
RRE Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Non-U.S.
Risk Rating:
1 to 3 Category	15.5	—	0.6	—	—	4.6	71.4	—	92.1
4 to 5 Category	12.7	16.0	39.2	—	16.4	8.9	236.1	7.4	336.7
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Non-U.S.	28.2	16.0	39.8	—	16.4	13.5	307.5	7.4	428.8
Other
Risk Rating:
1 to 3 Category	461.7	—	—	—	—	—	—	—	461.7
4 to 5 Category	626.6	—	—	—	—	—	—	—	626.6
Total Other	1,088.3	—	—	—	—	—	—	—	1,088.3
Total Personal	2,405.2	1,815.1	1,965.2	1,229.1	617.9	1,782.5	11,765.9	623.3	22,204.2
Personal Gross Charge-Offs	$(0.8)	$—	$—	$—	$—	$(1.0)	$—	$—	$(1.8)
Total Loans	13,006.4	4,823.9	4,177.6	1,765.4	1,208.7	2,681.5	19,233.5	720.0	47,617.0
Total Loans Gross Charge-Offs	$(2.1)	$(4.4)	$—	$—	$—	$(1.0)	$—	$—	$(7.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of September 30, 2024 and December 31, 2023.
TABLE 50: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
September 30, 2024
Commercial
Commercial and Institutional	$10,246.1	$65.3	$16.4	$55.4	$10,383.2	$8.1	$10,391.3	$8.1
Commercial Real Estate	5,220.6	19.8	5.0	—	5,245.4	5.6	5,251.0	5.6
Non-U.S.	2,691.6	46.9	—	3.6	2,742.1	0.5	2,742.6	—
Other	2,448.9	—	—	—	2,448.9	—	2,448.9	—
Total Commercial	20,607.2	132.0	21.4	59.0	20,819.6	14.2	20,833.8	13.7
Personal
Private Client	14,015.9	131.1	18.3	28.2	14,193.5	2.0	14,195.5	—
Residential Real Estate	6,086.6	8.5	23.0	—	6,118.1	23.1	6,141.2	23.1
Non-U.S.	457.1	0.1	—	—	457.2	—	457.2	—
Other	322.6	—	—	—	322.6	—	322.6	—
Total Personal	20,882.2	139.7	41.3	28.2	21,091.4	25.1	21,116.5	23.1
Total Loans	$41,489.4	$271.7	$62.7	$87.2	$41,911.0	$39.3	$41,950.3	$36.8
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$39.3

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2023
Commercial
Commercial and Institutional	$11,374.6	$163.7	$0.7	$—	$11,539.0	$16.3	$11,555.3	$4.1
Commercial Real Estate	5,123.7	4.4	6.1	—	5,134.2	—	5,134.2	—
Non-U.S.	2,778.5	—	—	—	2,778.5	—	2,778.5	—
Other	5,944.8	—	—	—	5,944.8	—	5,944.8	—
Total Commercial	25,221.6	168.1	6.8	—	25,396.5	16.3	25,412.8	4.1
Personal
Private Client	14,240.0	63.9	24.8	11.0	14,339.7	20.3	14,360.0	18.3
Residential Real Estate	6,283.0	7.5	0.5	9.1	6,300.1	27.0	6,327.1	27.0
Non-U.S	428.2	—	0.6	—	428.8	—	428.8	—
Other	1,088.3	—	—	—	1,088.3	—	1,088.3	—
Total Personal	22,039.5	71.4	25.9	20.1	22,156.9	47.3	22,204.2	45.3
Total Loans	$47,261.1	$239.5	$32.7	$20.1	$47,553.4	$63.6	$47,617.0	$49.4
	Other Real Estate Owned					$1.5
	Total Nonaccrual Assets					$65.1
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of September 30, 2024 and December 31, 2023, Northern Trust held foreclosed real estate properties with an immaterial carrying value as a result of obtaining physical possession. In addition, as of September 30, 2024 and December 31, 2023, Northern Trust had loans with a carrying value of $5.2 million and $3.5 million, respectively, for which formal foreclosure proceedings were in process.

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
Loan modifications were immaterial for both the three and nine months ended September 30, 2024 and September 30, 2023, respectively.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past due status under the modified terms as of the end of the period. At September 30, 2024, loans that were modified in the previous 12 months and that are now past due by more than 90 days totaled less than $1 million. No modified loans were considered past-due for purposes of these disclosures as of September 30, 2023. As of the three months ended September 30, 2024, Northern Trust had no charge offs related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. As of the nine months ended September 30, 2024, Northern Trust had $8.5 million charged off related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. As of the three and nine months ended September 30, 2023, Northern Trust had charge offs of less than $1 million related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of September 30, 2024 and December 31, 2023, respectively.
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
The following table provides information regarding changes in the total Allowance for Credit Losses during the three and nine months ended September 30, 2024 and 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 51: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$167.7	$29.5	$10.9	$0.9	$209.0
Charge-Offs	—	—	—	—	—
Recoveries	2.4	—	—	—	2.4
Net Recoveries (Charge-Offs)	2.4	—	—	—	2.4
Provision for Credit Losses(1)	14.7	(3.0)	(3.4)	0.1	8.4
Balance at End of Period	$184.8	$26.5	$7.5	$1.0	$219.8
(1) The table excludes a negative provision for credit losses of $0.4 million for the three months ended September 30, 2024 for AFS debt securities. See further detail in Note 4—Securities.

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$178.7	$26.9	$12.7	$0.9	$219.2
Charge-Offs	(11.4)	—	—	—	(11.4)
Recoveries	3.5	—	—	—	3.5
Net Recoveries (Charge-Offs)	(7.9)	—	—	—	(7.9)
Provision for Credit Losses(1)	14.0	(0.4)	(5.2)	0.1	8.5
Balance at End of Period	$184.8	$26.5	$7.5	$1.0	$219.8
(1) The table excludes a negative provision for credit losses of $1.0 million for the nine months ended September 30, 2024 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$152.5	$26.0	$16.7	$1.0	$196.2
Charge-Offs	(0.8)	—	—	—	(0.8)
Recoveries	1.1	—	—	—	1.1
Net Recoveries (Charge-Offs)	0.3	—	—	—	0.3
Provision for Credit Losses(1)	14.0	2.3	(1.8)	0.1	14.6
Balance at End of Period	$166.8	$28.3	$14.9	$1.1	$211.1
(1) The table excludes a negative provision for credit losses of $0.6 million for the three months ended September 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(5.6)	—	—	—	(5.6)
Recoveries	3.0	—	—	—	3.0
Net Recoveries (Charge-Offs)	(2.6)	—	—	—	(2.6)
Provision for Credit Losses(1)	25.1	(10.2)	(1.1)	0.3	14.1
Balance at End of Period	$166.8	$28.3	$14.9	$1.1	$211.1
(1) The table excludes a negative provision for credit losses of $0.6 million for the nine months ended September 30, 2023 for AFS debt securities. See further detail in Note 4—Securities.
Excluding the impact of the negative provision for AFS debt securities, there was a Provision for Credit Losses of $8.4 million in the current quarter, as compared to a provision of $14.6 million in the prior-year quarter. The provision resulted from an increase in both the collective and individual reserves. The increase in collective reserves was primarily driven by a small number of downgrades and extensions in the Commercial and Institutional (C&I) portfolio. The reserve evaluated on a collective basis relates to pooled financial assets sharing similar risk characteristics. The increase in individual reserves was driven by the default of one C&I loan. There were net recoveries of $2.4 million during the three months ended September 30, 2024, while there were $0.3 million net recoveries for the three months ended September 30, 2023. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.

Notes to Consolidated Financial Statements (unaudited) (continued)
Excluding the impact of the negative provision for AFS debt securities, there was a Provision for Credit Losses of $8.5 million for the nine months ended September 30, 2024, as compared to a $14.1 million provision in the prior-year period. The provision was primarily due to an increase in collective reserves, partially offset by a decrease in individual reserves. The increase in collective reserves was primarily driven by a small number of downgrades and extensions in the C&I portfolio and by expectations for weaker prices in the CRE portfolio. The decrease in individual reserves was driven by one C&I loan charge-off in the first quarter, partially offset by the default of one C&I loan in the current quarter. There were net charge-offs of $7.9 million during the nine months ended September 30, 2024, as compared to net charge-offs of $2.6 million during the nine months ended September 30, 2023. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total Allowance for Credit Losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and nine months ended September 30, 2024 and 2023.
TABLE 52: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED SEPTEMBER 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5
Charge-Offs	—	—	—	—	—	—
Recoveries	—	2.4	2.4	—	—	—
Net Recoveries (Charge-Offs)	—	2.4	2.4	—	—	—
Provision for Credit Losses	15.7	(1.0)	14.7	(2.7)	(0.3)	(3.0)
Balance at End of Period	$152.6	$32.2	$184.8	$24.5	$2.0	$26.5

	NINE MONTHS ENDED SEPTEMBER 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.4)	(11.4)	—	—	—
Recoveries	—	3.5	3.5	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	3.1	(7.9)	—	—	—
Provision for (Release of) Credit Losses	16.8	(2.8)	14.0	(0.4)	—	(0.4)
Balance at End of Period	$152.6	$32.2	$184.8	$24.5	$2.0	$26.5

	THREE MONTHS ENDED SEPTEMBER 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$124.0	$28.5	$152.5	$23.3	$2.7	$26.0
Charge-Offs	(0.5)	(0.3)	(0.8)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(0.5)	0.8	0.3	—	—	—
Provision for Credit Losses	13.9	0.1	14.0	2.2	0.1	2.3
Balance at End of Period	$137.4	$29.4	$166.8	$25.5	$2.8	$28.3

	NINE MONTHS ENDED SEPTEMBER 30, 2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(4.5)	(1.1)	(5.6)	—	—	—
Recoveries	0.1	2.9	3.0	—	—	—
Net Recoveries (Charge-Offs)	(4.4)	1.8	(2.6)	—	—	—
Provision for (Release of) Credit Losses	25.6	(0.5)	25.1	(10.8)	0.6	(10.2)
Balance at End of Period	$137.4	$29.4	$166.8	$25.5	$2.8	$28.3

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
The following table provides information regarding the recorded investments in loans and the Allowance for Credit Losses for loans and undrawn loan commitments and standby letters of credit by segment as of September 30, 2024 and December 31, 2023.
TABLE 53: RECORDED INVESTMENTS IN LOANS

	SEPTEMBER 30, 2024			DECEMBER 31, 2023
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$38.1	$35.3	$73.4	$33.7	$62.6	$96.3
Evaluated on a Collective Basis	20,795.7	21,081.2	41,876.9	25,379.1	22,141.6	47,520.7
Total Loans	20,833.8	21,116.5	41,950.3	25,412.8	22,204.2	47,617.0
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	3.3	2.2	5.5	11.4	2.0	13.4
Evaluated on a Collective Basis	149.3	30.0	179.3	135.4	29.9	165.3
Allowance Assigned to Loans	152.6	32.2	184.8	146.8	31.9	178.7
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	24.5	2.0	26.5	24.9	2.0	26.9
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$177.1	$34.2	$211.3	$171.7	$33.9	$205.6
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three and nine months ended September 30, 2024 and 2023.
TABLE 54: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.5	$2.6	$1.7	$1.0	$0.1	$5.0	$10.9
Provision for Credit Losses	—	(0.1)	(0.1)	—	(0.1)	(3.1)	(3.4)
Balance at End of Period	$0.5	$2.5	$1.6	$1.0	$—	$1.9	$7.5
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for (Release of) Credit Losses	(0.4)	(1.0)	(0.6)	(0.2)	(0.1)	(2.9)	(5.2)
Balance at End of Period	$0.5	$2.5	$1.6	$1.0	$—	$1.9	$7.5
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.4	$5.4	$3.4	$1.3	$0.1	$5.1	$16.7
Provision for Credit Losses	(0.1)	(0.8)	(0.5)	(0.1)	—	(0.3)	(1.8)
Balance at End of Period	$1.3	$4.6	$2.9	$1.2	$0.1	$4.8	$14.9

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Provision for (Release of) Credit Losses	(0.6)	1.0	(1.1)	(0.3)	—	(0.1)	(1.1)
Balance at End of Period	$1.3	$4.6	$2.9	$1.2	$0.1	$4.8	$14.9
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 2” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.0 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 55: ACCRUED INTEREST

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Loans	$220.2	$241.7
Debt Securities
Held to Maturity	75.1	72.0
Available for Sale	177.2	129.2
Other Financial Assets	79.2	86.0
Total	$551.7	$528.9
The amount of accrued interest reversed through interest income for loans was immaterial for the three and nine months ended September 30, 2024 and 2023, and there was no accrued interest reversed through interest income related to any other financial assets for the three and nine months ended September 30, 2024 and 2023.
Note 7 – Pledged Assets, Accepted Collateral and Restricted Assets
Pledged Assets. As part of its liquidity management strategy, Northern Trust may pledge loans and/or securities to various financial market utilities to allow for client payment, clearing and settlement processing as part of our custody services. Northern Trust may also pledge loans or securities to Central Banks, Federal Home Loan Bank (FHLB) of Chicago and third parties for various purposes, for example: securing public and trust deposits, repurchase agreements, borrowings and derivative contracts.
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 56: TYPE OF PLEDGED ASSETS

(In Billions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Debt Securities(1)	$31.1	$33.0
Loans(2)	10.0	10.3
Total Pledged Assets	$41.1	$43.3
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of September 30, 2024 and December 31, 2023, respectively, $1.2 billion and $1.1 billion of collateral pledged, related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 57: ACCEPTED COLLATERAL

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$66,367.0	$62,767.8
Derivative contracts	10.3	12.2
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$66,377.3	$62,780.0
(1) The fair value of securities collateral that was repledged or sold totaled $65.3 billion and $62.0 billion at September 30, 2024 and December 31, 2023, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of September 30, 2024 and December 31, 2023, these balances totaled $1.0 billion and $722.2 million, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At September 30, 2024 and December 31, 2023, Northern Trust held cash of $519.8 million and $575.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits

Notes to Consolidated Financial Statements (unaudited) (continued)
required to meet Federal Reserve Bank reserve requirements for the three and nine months ended September 30, 2024 and 2023, respectively.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the nine months ended September 30, 2024, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 58: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2023	$621.9	$80.4	$702.3
Foreign Exchange Rates	5.5	—	5.5
Balance at September 30, 2024	$627.4	$80.4	$707.8
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2024 and December 31, 2023 were as follows.
TABLE 59: OTHER INTANGIBLE ASSETS

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$136.0	$135.0
Less: Accumulated Amortization	71.1	63.4
Net Book Value	$64.9	$71.6
Other intangible assets consist primarily of the value of acquired client relationships and are included within Other Assets on the consolidated balance sheets. Amortization expense related to other intangible assets totaled $2.4 million and $7.1 million for the three and nine months ended September 30, 2024 and $2.3 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. Amortization for the remainder of 2024 and for the years 2025, 2026, 2027, and 2028 is estimated to be $2.3 million, $9.0 million, $8.6 million, $8.4 million, and $7.7 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of September 30, 2024 and December 31, 2023 were as follows.
TABLE 60: CAPITALIZED SOFTWARE

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Gross Carrying Amount	$4,256.2	$3,781.7
Less: Accumulated Amortization	2,197.4	1,754.2
Net Book Value	$2,058.8	$2,027.5
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of purchased software, software licenses, and allowable internal costs, including compensation relating to software developed for internal use. Fees paid for the use of software licenses that are not hosted by Northern Trust are expensed as incurred. Amortization expense, which is included in Equipment and Software expense on the consolidated statements of income, totaled $153.1 million and $444.1 million for the three and nine months ended September 30, 2024, respectively, and $126.7 million and $370.8 million for the three and nine months ended September 30, 2023, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain corporate transactions and costs incurred associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within Other.
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $36 million decrease and a $36 million increase in Net Interest Income, respectively, for the three months ended September 30, 2024. The approximate impact on the Asset Servicing and Wealth Management segments was a $99 million decrease and a $99 million increase in Net Interest Income, respectively, for the nine months ended September 30, 2024. Prior-period segment results have not been revised to reflect this methodology change.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine-month periods ended September 30, 2024 and 2023.
TABLE 61: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$667.1	$626.0	$529.5	$485.9	$—	$—	$—	$—	$1,196.6	$1,111.9
Foreign Exchange Trading Income (Loss)	59.5	54.3	(5.4)	(2.5)	—	—	—	—	54.1	51.8
Other Noninterest Income (Loss)	67.3	66.1	35.7	38.1	52.5	2.4	—	—	155.5	106.6
Total Noninterest Income (Loss)	793.9	746.4	559.8	521.5	52.5	2.4	—	—	1,406.2	1,270.3
Net Interest Income	321.4	281.2	248.0	188.2	—	—	(7.1)	(13.2)	562.3	456.2
Revenue	1,115.3	1,027.6	807.8	709.7	52.5	2.4	(7.1)	(13.2)	1,968.5	1,726.5
Provision for Credit Losses	(0.6)	3.1	12.4	10.9	(3.8)	—	—	—	8.0	14.0
Noninterest Expense	860.7	809.3	491.3	456.9	7.4	12.0	—	—	1,359.4	1,278.2
Income before Income Taxes	255.2	215.2	304.1	241.9	48.9	(9.6)	(7.1)	(13.2)	601.1	434.3
Provision for Income Taxes	57.1	54.3	75.1	67.7	11.1	(2.3)	(7.1)	(13.2)	136.2	106.5
Net Income	$198.1	$160.9	$229.0	$174.2	$37.8	$(7.3)	$—	$—	$464.9	$327.8
Percentage of Consolidated Net Income	43%	49%	49%	53%	8%	(2)%	N/A	N/A	100%	100%
Average Assets	$108,108.0	$108,656.7	$38,734.9	$31,544.9	$—	$—	N/A	N/A	$146,842.9	$140,201.6
(1) Includes the current quarter gain related to the sale of an equity investment.

(In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(1)		RECONCILING ITEMS		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,957.3	$1,850.2	$1,548.3	$1,421.6	$—	$—	$—	$—	$3,505.6	$3,271.8
Foreign Exchange Trading Income (Loss)	181.6	161.2	(12.1)	(6.3)	—	—	—	—	169.5	154.9
Other Noninterest Income (Loss)	199.2	199.0	105.3	112.8	737.9	(9.2)	—	—	1,042.4	302.6
Total Noninterest Income (Loss)	2,338.1	2,210.4	1,641.5	1,528.1	737.9	(9.2)	—	—	4,717.5	3,729.3
Net Interest Income	900.5	902.6	734.1	635.8	—	—	(21.3)	(39.5)	1,613.3	1,498.9
Revenue	3,238.6	3,113.0	2,375.6	2,163.9	737.9	(9.2)	(21.3)	(39.5)	6,330.8	5,228.2
Provision for Credit Losses	(1.9)	(3.3)	15.7	16.8	(6.3)	—	—	—	7.5	13.5
Noninterest Expense	2,634.0	2,459.7	1,504.9	1,402.4	119.1	33.6	—	—	4,258.0	3,895.7
Income before Income Taxes	606.5	656.6	855.0	744.7	625.1	(42.8)	(21.3)	(39.5)	2,065.3	1,319.0
Provision for Income Taxes	146.1	167.4	223.0	207.5	141.8	(10.6)	(21.3)	(39.5)	489.6	324.8
Net Income	$460.4	$489.2	$632.0	$537.2	$483.3	$(32.2)	$—	$—	$1,575.7	$994.2
Percentage of Consolidated Net Income	29%	49%	40%	54%	31%	(3)%	N/A	N/A	100%	100%
Average Assets	$108,025.6	$110,380.4	$38,629.2	$34,311.2	$—	$—	N/A	N/A	$146,654.8	$144,691.6
(1) Includes the current quarter gain related to the sale of an equity investment. Includes the gain related to the net impact from the Visa transactions in the second quarter of 2024, refer to Note 20—Commitments and Contingent Liabilities for further information.
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
As of September 30, 2024, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of September 30, 2024, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both September 30, 2024 and December 31, 2023 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate (SOFR), as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On July 16, 2024, the Corporation declared a cash dividend of $2,300.00 per share of Series D Preferred Stock payable on October 1, 2024, to stockholders of record as of September 15, 2024.
Series E Preferred Stock. As of September 30, 2024, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of September 30, 2024 and December 31, 2023 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On July 16, 2024, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on October 1, 2024, to stockholders of record as of September 15, 2024.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and nine months ended September 30, 2024, the Corporation repurchased 3,463,546 and 8,112,288 shares of common stock, respectively, at a total cost of $301.4 million ($87.01 average price per share) and $684.2 million ($84.34 average price per share), respectively, including 15,629 and 398,646 shares, withheld to satisfy tax withholding obligations related to share-based compensation, respectively. For the three and nine months ended September 30, 2023, the Corporation repurchased 14,738 and 2,426,793 shares of common stock, respectively, at a total cost of $1.1 million ($77.39 average price per share) and $201.3 million ($82.95 average price per share), respectively, including 14,738 and 356,145 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at September 30, 2024 and 2023, and changes during the three and nine months then ended.
TABLE 62: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2024	$(667.1)	$—	$215.2	$(413.1)	$(865.0)
Net Change	63.9	0.3	18.9	2.4	85.5
Balance at September 30, 2024	$(603.2)	$0.3	$234.1	$(410.7)	$(779.5)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	320.7	(0.5)	30.5	7.7	358.4
Balance at September 30, 2024	$(603.2)	$0.3	$234.1	$(410.7)	$(779.5)

	THREE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2023	$(1,229.4)	$0.5	$189.2	$(366.2)	$(1,405.9)
Net Change	32.3	(0.4)	9.6	1.0	42.5
Balance at September 30, 2023	$(1,197.1)	$0.1	$198.8	$(365.2)	$(1,363.4)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	170.5	(1.1)	34.2	2.2	205.8
Balance at September 30, 2023	$(1,197.1)	$0.1	$198.8	$(365.2)	$(1,363.4)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 63: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30,	2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$63.7	$(18.6)	$45.1	$18.0	$(5.6)	$12.4
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	24.9	(6.1)	18.8	26.7	(6.8)	19.9
Net (Gains) Losses on Debt Securities(2)	—	—	—	—	—	—
Net Change	$88.6	$(24.7)	$63.9	$44.7	$(12.4)	$32.3
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$1.0	$(0.2)	$0.8	$14.3	$(3.6)	$10.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(0.6)	0.1	(0.5)	(14.9)	3.8	(11.1)
Net Change	$0.4	$(0.1)	$0.3	$(0.6)	$0.2	$(0.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$122.9	$(2.4)	$120.5	$(89.2)	$1.7	$(87.5)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	1.0	(0.3)	0.7	(0.2)	0.1	(0.1)
Net Investment Hedge Gains (Losses)	(135.6)	33.3	(102.3)	129.9	(32.7)	97.2
Net Change	$(11.7)	$30.6	$18.9	$40.5	$(30.9)	$9.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.2	(0.7)	2.5	1.6	(0.4)	1.2
Net Change	$3.1	$(0.7)	$2.4	$1.4	$(0.4)	$1.0
Total Net Change	$80.4	$5.1	$85.5	$86.0	$(43.5)	$42.5

NINE MONTHS ENDED SEPTEMBER 30,	2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$176.9	$(55.1)	$121.8	$158.6	$(42.0)	$116.6
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	76.5	(19.0)	57.5	79.0	(19.9)	59.1
Net (Gains) Losses on Debt Securities(2)	189.3	(47.9)	141.4	(6.9)	1.7	(5.2)
Net Change	$442.7	$(122.0)	$320.7	$230.7	$(60.2)	$170.5
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$6.4	$(1.5)	$4.9	$16.2	$(4.1)	$12.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(7.1)	1.7	(5.4)	(17.7)	4.5	(13.2)
Net Change	$(0.7)	$0.2	$(0.5)	$(1.5)	$0.4	$(1.1)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$52.5	$(1.2)	$51.3	$(15.7)	$1.2	$(14.5)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.2	(0.1)	0.1	(1.8)	0.5	(1.3)
Net Investment Hedge Gains (Losses)	(36.3)	15.4	(20.9)	66.8	(16.8)	50.0
Net Change	$16.4	$14.1	$30.5	$49.3	$(15.1)	$34.2
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$0.9	$(0.5)	$0.4	$(1.5)	$0.1	$(1.4)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	9.6	(2.3)	7.3	4.8	(1.2)	3.6
Net Change	$10.5	$(2.8)	$7.7	$3.3	$(1.1)	$2.2
Total Net Change	$468.9	$(110.5)	$358.4	$281.8	$(76.0)	$205.8
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 64: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions Except Per Common Share Information)	2024	2023	2024	2023
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	199,937,543	207,021,554	202,614,386	207,611,420
Net Income	$464.9	$327.8	$1,575.7	$994.2
Less: Dividends on Preferred Stock	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	448.7	311.6	1,538.6	957.1
Less: Earnings Allocated to Participating Securities	3.6	3.1	13.2	9.7
Earnings Allocated to Common Shares Outstanding	445.1	308.5	1,525.4	947.4
Basic Net Income Per Common Share	$2.23	$1.49	$7.53	$4.56
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	199,937,543	207,021,554	202,614,386	207,611,420
Plus: Dilutive Effect of Share-based Compensation	611,520	231,438	517,014	316,300
Average Common and Potential Common Shares	200,549,063	207,252,992	203,131,400	207,927,720
Earnings Allocated to Common and Potential Common Shares	$445.1	$308.5	$1,525.4	$947.3
Diluted Net Income Per Common Share	2.22	1.49	7.51	4.56
Note:    For the three and nine months ended September 30, 2024, there were de minimis and 0.2 million common stock equivalents, respectively, excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 2023, there were de minimis and 0.1 million common stock equivalents, respectively, excluded in the computation of diluted net income per share.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 65: REVENUE DISAGGREGATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$482.5	$459.0	$1,427.1	$1,358.7
Investment Management and Advisory	634.8	574.1	1,838.3	1,673.4
Securities Lending	17.7	20.7	53.2	61.3
Other	61.6	58.1	187.0	178.4
Total Trust, Investment and Other Servicing Fees	$1,196.6	$1,111.9	$3,505.6	$3,271.8
Other Noninterest Income
Foreign Exchange Trading Income	$54.1	$51.8	$169.5	$154.9
Treasury Management Fees	8.2	7.5	26.5	23.8
Security Commissions and Trading Income	35.5	30.9	107.7	101.7
Other Operating Income	111.8	68.2	1,097.5	170.2
Investment Security Gains (Losses), net	—	—	(189.3)	6.9
Total Other Noninterest Income	$209.6	$158.4	$1,211.9	$457.5
Total Noninterest Income	$1,406.2	$1,270.3	$4,717.5	$3,729.3
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended September 30, 2024, revenue from contracts with clients also includes $31.0 million of the $35.5 million total Security Commissions and Trading Income and $9.7 million of the $111.8 million total Other Operating Income. For the nine months ended September 30, 2024, revenue from contracts with clients also includes $95.7 million of the $107.7 million total Security Commissions and Trading Income and $29.0 million of the $1,097.5 million total Other Operating Income
For the three months ended September 30, 2023, revenue from contracts with clients also includes $27.4 million of the $30.9 million total Security Commissions and Trading Income and $11.2 million of the $68.2 million total Other Operating Income. For the nine months ended September 30, 2023, revenue from contracts with clients also includes $86.3 million of the $101.7 million total Security Commissions and Trading Income and $30.5 million of the $170.2 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at September 30, 2024 and December 31, 2023.
TABLE 66: CLIENT RECEIVABLES

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Trust Fees Receivable, net(1)	$973.6	$863.5
Other	57.1	64.9
Total Client Receivables	$1,030.7	$928.4
(1) Trust Fees Receivable is net of a $13.5 million and $15.9 million fee receivable allowance as of September 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 67: NET INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Interest Income
Federal Reserve and Other Central Bank Deposits	$451.7	$352.1	$1,369.0	$1,128.0
Interest-Bearing Due from and Deposits with Banks(1)	28.5	34.9	94.5	95.2
Federal Funds Sold	—	—	—	0.3
Securities Purchased under Agreements to Resell	890.8	463.9	2,578.2	874.1
Securities — Taxable	486.3	402.4	1,409.0	1,106.5
— Nontaxable(2)	0.2	0.3	0.8	1.0
Loans	644.5	664.2	1,946.4	1,881.6
Other Interest-Earning Assets(3)	28.2	17.2	84.4	38.7
Total Interest Income	$2,530.2	$1,935.0	$7,482.3	$5,125.4
Interest Expense
Deposits	$873.5	$716.6	$2,653.5	$1,914.7
Federal Funds Purchased	29.6	77.5	101.9	205.2
Securities Sold Under Agreements to Repurchase	869.7	454.0	2,535.1	843.5
Other Borrowings	94.8	154.8	278.7	446.3
Senior Notes	44.2	44.1	132.4	125.4
Long-Term Debt	56.1	31.8	167.4	91.4
Total Interest Expense	$1,967.9	$1,478.8	$5,869.0	$3,626.5
Net Interest Income	$562.3	$456.2	$1,613.3	$1,498.9
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 68: OTHER OPERATING INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Loan Service Fees	$14.0	$21.2	$43.4	$61.3
Banking Service Fees	14.2	15.0	40.8	40.8
Bank Owned Life Insurance	18.4	17.3	60.4	51.0
Other Income(1) (2)	65.2	14.7	952.9	17.1
Total Other Operating Income	$111.8	$68.2	$1,097.5	$170.2
(1)     Other Income for three months ended September 30, 2024 includes a $68.1 million pre-tax gain related to the sale of an equity investment.
(2) Other Income for the three and nine months ended September 30, 2024 includes the mark-to-market loss on derivative swap activity primarily related to the sale of certain Visa Class B common shares. For the nine months ended September 30, 2024, Other Income includes the mark-to-market gain related to Visa Class C common shares. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 69: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
In Millions)	2024	2023	2024	2023
Business Promotion	$19.1	$16.2	$56.6	$53.5
Staff Related	12.4	11.0	34.8	27.7
FDIC Insurance Premiums(1)	7.1	8.3	35.6	21.1
Charitable Contributions(2)	3.3	3.8	79.3	11.3
Other Expenses	44.2	59.2	155.5	182.5
Total Other Operating Expense	$86.1	$98.5	$361.8	$296.1
(1) FDIC Insurance Premiums for the nine months ended September 30, 2024 includes $14.7 million related to the FDIC Insurance Premium Special Assessment. Refer to Note 20—Commitments and Contingent Liabilities for further information.
(2) Charitable Contributions includes a $70 million charitable contribution to the Northern Trust Foundation for the nine months ended September 30, 2024.
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and nine months ended September 30, 2024 and 2023.
TABLE 70: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$13.4	$11.5	$40.2	$34.5
Interest Cost	13.9	13.5	41.7	40.5
Expected Return on Plan Assets	(28.9)	(25.3)	(86.7)	(75.9)
Amortization
Net Actuarial Loss	1.9	0.4	5.7	1.2
Net Periodic Pension Expense	$0.3	$0.1	$0.9	$0.3

NON-U.S. PENSION PLANS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$0.5	$0.4	$1.5	$1.1
Interest Cost	1.1	1.2	3.3	3.6
Expected Return on Plan Assets	(1.6)	(1.6)	(4.8)	(4.7)
Amortization
Net Actuarial (Gain)	—	(0.1)	—	(0.3)
Net Periodic Pension (Benefit)	$—	$(0.1)	$—	$(0.3)

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Service Cost	$1.2	$1.2	$3.6	$3.6
Interest Cost	1.2	1.3	3.6	3.9
Amortization
Net Actuarial Loss	1.3	1.3	3.9	3.9
Net Periodic Pension Expense	$3.7	$3.8	$11.1	$11.4
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were $200.0 million of contributions to the U.S. Qualified Plan during the nine months ended September 30, 2024. There were no contributions to the U.S. Qualified Plan during the nine months ended September 30, 2023. There were $8.0 million and $16.5 million of contributions to the U.S. Non-Qualified Plan during the nine months ended September 30, 2024 and 2023, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2024 and 2023.
TABLE 71: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Restricted Stock Unit Awards	$13.4	$14.7	$78.3	$80.5
Performance Stock Units	1.3	1.8	19.8	17.8
Total Share-Based Compensation Expense	14.7	16.5	98.1	98.3
Tax Benefits Recognized	$3.6	$4.2	$24.0	$24.7
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 72: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Investment Carrying Amount
Affordable Housing	$599.3	$622.8
New Markets	223.9	266.3
Total Investment Carrying Amount(1)	$823.2	$889.1

Unfunded Commitments
Affordable Housing	$173.4	$178.8
New Markets	—	—
Total Unfunded Commitments(2)	$173.4	$178.8
(1)    As of September 30, 2024 and December 31, 2023, $795.0 million and $857.0 million are VIEs, respectively.
(2) As of September 30, 2024 and December 31, 2023, $167.3 million and $172.0 million relate to undrawn commitments on VIEs, respectively.

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
TABLE 73: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2024	2023	2024	2023
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$21.9	$22.5	$65.5	$67.3
New Markets	5.1	5.9	15.1	17.8
Total Income Tax Credits and Other Income Tax Benefits	$27.0	$28.4	$80.6	$85.1

Amortization Expense
Affordable Housing	$19.6	$19.9	$58.5	$59.5
New Markets	4.4	4.7	13.3	14.1
Total Amortization Expense	$24.0	$24.6	$71.8	$73.6

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
Periodically, Northern Trust makes seed capital investments to certain funds. As of September 30, 2024 and December 31, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of September 30, 2024 and December 31, 2023.
TABLE 74: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2024			DECEMBER 31, 2023
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$11,202.5	$18,982.6	$30,185.1	$11,849.5	$18,909.6	$30,759.1
Standby Letters of Credit and Financial Guarantees(2)(3)	113,405.2	493.7	113,898.9	85,752.0	639.0	86,391.0
Commercial Letters of Credit	34.8	0.3	35.1	29.2	1.3	30.5
Securities Lent with Indemnification	146,058.1	—	146,058.1	140,539.1	—	140,539.1
Unsettled Reverse Repurchase Agreements	11,544.1	—	11,544.1	27,667.7	—	27,667.7
Total Off-Balance Sheet Financial Instruments	$282,244.7	$19,476.6	$301,721.3	$265,837.5	$19,549.9	$285,387.4
(1) These amounts exclude $203.1 million and $222.2 million of commitments participated to others at September 30, 2024 and December 31, 2023, respectively.
(2) These amounts include $101.8 million and $39.1 million of standby letters of credit secured by cash deposits or participated to others as of September 30, 2024 and December 31, 2023, respectively.
(3) These amounts include a $112.0 billion and $84.6 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of September 30, 2024 and December 31, 2023, respectively.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2024 and December 31, 2023 subject to indemnification was $146.1 billion and $140.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2024 or December 31, 2023, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the

Notes to Consolidated Financial Statements (unaudited) (continued)
settlement date. As of September 30, 2024 and December 31, 2023, there were $11.5 billion and $27.7 billion unsettled reverse repurchase agreements, respectively, and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At September 30, 2024 and December 31, 2023, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. During the first half of 2024, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures. As a result, Northern Trust recognized an additional accrued liability and related expense of $14.7 million for the nine months ended September 30, 2024, recorded to Other Operating Expense. As of September 30, 2024, Northern Trust estimates its total liability related to the special assessment to be $99.3 million.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2024, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $20 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $4.3 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5430 as of September 30, 2024.
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
In May 2024, Northern Trust received 2.1 million Visa Class B-2 common shares and 819.5 thousand Visa Class C common shares via its full participation in an offer to exchange outstanding shares of Visa’s Class B common stock (Exchange Offer). The newly issued series of Visa Class B common shares are subject to the same transfer and convertibility restrictions as the previously outstanding Visa Class B common shares. The Visa Class C common shares will automatically be converted at the then applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. After the initial exchange offer, Visa can, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation.
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of September 30, 2024. Based upon the September 30, 2024, closing price of $274.95 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $876.0 million at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
Northern Trust sold 794.2 thousand Visa Class C common shares as of September 30, 2024 and recorded a realized gain of $864.8 million on the sales through Other Operating Income for the nine months ended September 30, 2024. The remaining

Notes to Consolidated Financial Statements (unaudited) (continued)
Visa Class C common shares are recorded at their fair value of $27.8 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At September 30, 2024, Northern Trust has not recorded a material liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
Note 21 – Derivative Financial Instruments
Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients, as part of its trading activity for its own account and as part of its risk management activities. These instruments may include foreign exchange contracts, interest rate contracts, total return swap contracts, and swaps related to the sales of certain Visa Class B common shares.
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
The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 75: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2024			DECEMBER 31, 2023
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,706.3	$308.9	$289.7	$7,042.7	$94.7	$71.0
Foreign Exchange Contracts
Cash Flow Hedges	454.6	1.5	0.5	1,453.6	15.0	42.2
Net Investment Hedges	4,650.7	6.7	103.9	4,077.4	13.3	31.9
Total Derivatives Designated as Hedging under GAAP	$14,811.6	$317.1	$394.1	$12,573.7	$123.0	$145.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.7	$—	$—	$20.7	$—	$0.1
Other Financial Derivatives(3)	458.3	—	27.8	867.9	—	25.4
Total Non-Designated Risk Management Derivatives	$460.0	$—	$27.8	$888.6	$—	$25.5
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$367,149.3	$3,044.7	$2,979.5	$313,336.9	$3,238.4	$3,181.0
Interest Rate Contracts	15,378.0	157.2	214.4	13,584.1	206.8	298.2
Total Client-Related and Trading Derivatives	$382,527.3	$3,201.9	$3,193.9	$326,921.0	$3,445.2	$3,479.2
Total Derivatives Not Designated as Hedging under GAAP	$382,987.3	$3,201.9	$3,221.7	$327,809.6	$3,445.2	$3,504.7
Total Gross Derivatives	$397,798.9	$3,519.0	$3,615.8	$340,383.3	$3,568.2	$3,649.8
Less: Netting(4)		2,773.1	1,819.9		3,126.7	2,205.4
Total Derivative Financial Instruments		$745.9	$1,795.9		$441.5	$1,444.4
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
Hedging Derivative Instruments Designated under GAAP. Northern Trust uses derivative instruments to hedge its exposure to foreign currency and interest rate risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow or net investment hedges.
In order to qualify for hedge accounting, a formal assessment is performed on a calendar-quarter basis to verify that derivatives used in designated hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. If a derivative ceases to be highly effective, matures, is sold or is terminated, or if a hedged forecasted transaction is no longer probable of occurring, hedge accounting is terminated and the derivative is treated as a trading instrument.
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine-month periods ended September 30, 2024 and 2023. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
in fair value of cash flow hedging derivative instruments are recorded in AOCI and reclassified to earnings when the hedged forecasted transaction impacts earnings within the same income statement line item.
There were no material gains or losses reclassified into earnings during the three- and nine-month periods ended September 30, 2024 and 2023, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $2.7 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of September 30, 2024, three months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and nine-month periods ended September 30, 2024 and 2023.
TABLE 76: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
THREE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023
Total amounts on the consolidated statements of income	$2,530.2	$1,935.0	$1,967.9	$1,478.8	$111.8	$68.2
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(251.6)	14.1	76.5	(41.8)	—	—
Recognized on hedged items	251.6	(14.1)	(76.5)	41.8	—	—
Amounts related to interest settlements on derivatives	29.3	11.1	(20.1)	(24.9)	—	—
Total gains (losses) recognized on fair value hedges	$29.3	$11.1	$(20.1)	$(24.9)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.6	$14.6	$—	$—	$—	$0.3
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.6	$14.6	$—	$—	$—	$0.3

(In Millions)	INTEREST INCOME		INTEREST EXPENSE		OTHER OPERATING INCOME
NINE MONTHS ENDED SEPTEMBER 30,	2024	2023	2024	2023	2024	2023
Total amounts on the consolidated statements of income	$7,482.3	$5,125.4	$5,869.0	$3,626.5	$1,097.5	$170.2
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(94.1)	0.6	46.5	(42.5)	—	—
Recognized on hedged items	94.1	(0.6)	(46.5)	42.5	—	—
Amounts related to interest settlements on derivatives	79.9	34.7	(59.9)	(65.9)	—	—
Total gains (losses) recognized on fair value hedges	$79.9	$34.7	$(59.9)	$(65.9)	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$7.1	$15.8	$—	$—	$—	$1.9
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$7.1	$15.8	$—	$—	$—	$1.9

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2024 and December 31, 2023.
TABLE 77: HEDGED ITEMS IN FAIR VALUE HEDGES

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,779.7	$171.9	$5,048.8	$77.5
Senior Notes and Long-Term Subordinated Debt	2,554.9	(190.3)	2,495.9	(248.7)
(1)    The cumulative hedge accounting basis adjustment includes $1.9 million related to discontinued hedging relationships of AFS debt securities and $17.7 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of September 30, 2024.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $135.6 million and gains of $129.9 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2024 and 2023, respectively. Net investment hedge losses of $36.3 million and gains of $66.8 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2024 and 2023, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 for derivative instruments not designated as hedges under GAAP.
TABLE 78: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2024	2023	2024	2023
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$1.4	$(0.2)	$2.9
Other Financial Derivatives(1)	Other Operating Income	(13.8)	2.4	(30.4)	(18.3)
Gains (Losses) from non-designated risk management derivatives		$(13.8)	$3.8	$(30.6)	$(15.4)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$54.1	$51.8	$169.5	$154.9
Interest Rate Contracts	Security Commissions and Trading Income	0.9	1.2	2.8	8.1
Gains from client-related and trading derivatives		$55.0	$53.0	$172.3	$163.0
Total gains from derivatives not designated as hedging under GAAP		$41.2	$56.8	$141.7	$147.6
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2024 and December 31, 2023.
TABLE 79: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$170.8	$784.7
Total Borrowings	170.8	784.7
Net Amount of Recognized Liabilities for Repurchase Agreements in Note 23	170.8	784.7
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
TABLE 80: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	SEPTEMBER 30, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,814.6	$2,664.5	$150.1	$10.3	$139.8
Interest Rate Swaps OTC	466.1	108.6	357.5	—	357.5
Total Derivatives Subject to a Master Netting Arrangement	3,280.7	2,773.1	507.6	10.3	497.3
Total Derivatives Not Subject to a Master Netting Arrangement	238.3	—	238.3	—	238.3
Total Derivatives	3,519.0	2,773.1	745.9	10.3	735.6
Securities Purchased under Agreements to Resell(2)	$66,358.2	$65,376.6	$981.6	$981.6	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,006.3	$2,937.2	$69.1	$12.2	$56.9
Interest Rate Swaps OTC	301.4	189.5	111.9	—	111.9
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	3,307.8	3,126.7	181.1	12.2	168.9
Total Derivatives Not Subject to a Master Netting Arrangement	260.4	—	260.4	—	260.4
Total Derivatives	3,568.2	3,126.7	441.5	12.2	429.3
Securities Purchased under Agreements to Resell(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets. Other Assets (excluding derivative assets) totaled $10.4 billion and $10.3 billion as of September 30, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
TABLE 81: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	SEPTEMBER 30, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,226.4	$1,784.0	$442.4	$—	$442.4
Interest Rate Swaps OTC	504.1	9.1	495.0	—	495.0
Other Financial Derivatives	27.8	26.8	1.0	—	1.0
Total Derivatives Subject to a Master Netting Arrangement	2,758.3	1,819.9	938.4	—	938.4
Total Derivatives Not Subject to a Master Netting Arrangement	857.5	—	857.5	—	857.5
Total Derivatives	3,615.8	1,819.9	1,795.9	—	1,795.9
Securities Sold under Agreements to Repurchase(2)	$65,547.4	$65,376.6	$170.8	$170.8	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,411.7	$2,175.7	$236.0	$—	$236.0
Interest Rate Swaps OTC	368.3	6.0	362.3	—	362.3
Interest Rate Swaps Exchange Cleared	0.9	—	0.9	—	0.9
Other Financial Derivatives	25.4	23.7	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	2,806.3	2,205.4	600.9	—	600.9
Total Derivatives Not Subject to a Master Netting Arrangement	843.5	—	843.5	—	843.5
Total Derivatives	3,649.8	2,205.4	1,444.4	—	1,444.4
Securities Sold under Agreements to Repurchase(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets. Other Liabilities (excluding derivative liabilities) totaled $3.3 billion and $4.0 billion as of September 30, 2024 and December 31, 2023, respectively.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. Certain repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to offset receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty. Northern Trust has elected to net securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $140.3 million and $10.0 million, respectively, as of September 30, 2024, and $373.1 million and $21.3 million, respectively, as of December 31, 2023, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $1.2 billion at September 30, 2024 and December 31, 2023. Cash collateral amounts deposited with derivative counterparties on those dates included $929.3 million and $1.1 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2024 and December 31, 2023, of $270.9 million and $52.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of September 30, 2024, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2024, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2024.
TABLE 82: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
July 1 - 31, 2024	767,757	$87.92	767,757	15,980,310
August 1 - 31, 2024	1,915,368	86.14	1,915,368	14,064,942
September 1 - 30, 2024	764,792	88.26	764,792	13,300,150
Total (Third Quarter)	3,447,917	$87.01	3,447,917	13,300,150
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 29, 2024	By:	/s/ David W. Fox, Jr.
David W. Fox, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 29, 2024	By:	/s/ John P. Landers
John P. Landers Senior Vice President and Controller (Principal Accounting Officer)