Form 10-K
period 2024-12-31
NORTHERN TRUST CORP
filed 2025-02-24
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock at June 28, 2024 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $16.6 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2025, 195,697,744 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION i

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AFS	Available for Sale
AIFMD	Alternative Investment Fund Managers Directive
ALCO	Asset and Liability Management Committee
AMA	Basel Advanced Measurement Approach
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
AS	Asset Servicing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUC/A	Assets Under Custody/Administration
AUM	Assets Under Management
Bank	The Northern Trust Company
Banking book	Northern Trust’s structural assets, liabilities, net investments, and off-balance sheet instruments subject to interest rate risk and/or foreign currency risk. It is distinct from the trading book.
Basel Committee	International Basel Committee on Banking Supervision
Basel III	Industry-standard guidelines published by the Basel Committee
Basel III Endgame Proposal	Proposed rule issued by U.S. banking agencies to implement the Basel III endgame agreement for large banks
BMR	European Union Benchmarks Regulation
Brexit	The withdrawal of the United Kingdom from the European Union
BRRD	Bank Recovery and Resolution Directive (EU)
Business Risk Committee	Business Risk Committee of the Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act, as amended
CEOC	Compliance & Ethics Oversight Committee
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
Corporation	Northern Trust Corporation
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
CRD	Capital Requirements Directive of June 26, 2013 (EU)
CRO	Chief Risk Officer
CRR	Capital Requirements Regulation of June 26, 2013 (EU)
CSD	Central Securities Depositories
CSDR	Central Securities Depositories Regulation (EU)
CSSF	Commission de Surveillance du Secteur Financier (Luxembourg)
DFAST	Dodd-Frank Act Stress Tests
DGS	Deposit Guarantee Schemes
DGSD	Deposit Guarantee Schemes Directive
DIF	Federal Deposit Insurance Corporation’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECB	European Central Bank
EEA	European Economic Area
EMIR	European Market Infrastructure Regulation 648/2012
EOP	End of Period
ESG	Environmental, Social and Governance
EU	European Union

ii 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

GLOSSARY OF TERMS (continued)

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	The Board of Governors of the Federal Reserve System
FICC	Fixed Income Clearing Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FRC	Fiduciary Risk Committee
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GERC	Global Enterprise Risk Committee
GFX	Global Foreign Exchange
GSIB	Global Systemically Important Banks
HTM	Held to Maturity
HQLAs	High-Quality Liquid Assets
Investment Advisers Act	Investment Advisers Act of 1940, as amended
IR	Interest Rate
IRD	Interest Rate Derivative
ITRC	Information Technology Risk Committee
LCR	Liquidity Coverage Ratio
LCR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement LCR requirements in the United States for certain banking organizations.
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LTV	Loan-to-Collateral Value
MD&A	Management’s Discussion and Analysis
MIFID	Market in Financial Instruments Directive
MIFIR	Markets in Financial Instruments Regulation
MLD5	Fifth EU Money Laundering Directive
MLRC	Market & Liquidity Risk Committee
MREL	Minimum requirements for own funds and eligible liabilities (EU)
MROC	Model Risk Oversight Committee
MSDC	Macroeconomic Scenario Development Committee
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NAV	Net Asset Value
NFA	National Futures Association
NII	Net Interest Income
N/M	Not Meaningful
NSFR	Net Stable Funding Ratio requirement in the United States
NSFR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement NSFR requirements in the United States for certain banking organizations.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION iii

GLOSSARY OF TERMS (continued)

OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
ORC	Operational Risk Committee
OREO	Other Real Estate Owned
OTC	Over-the-Counter
PD	Probability of Default
PIPL	Personal Information Protection Law (China)
PRA	Prudential Regulation Authority
ROU	Right-of-Use
RWA	Risk-Weighted Assets
SEC	U.S. Securities and Exchange Commission
Series D Preferred Stock	Series D Non-Cumulative Perpetual Preferred Stock
Series E Preferred Stock	Series E Non-Cumulative Perpetual Preferred Stock
SOFR	Secured Overnight Finance Rate
SFDR	Sustainable Finance Disclosure Regulations (EU)
SRD II	Shareholder Rights Directive (EU)
SFTR	Securities Financing Transactions and Reuse of Collateral
Taxonomy Regulations	Regulation (EU) 2020/852
Trading book	Foreign (non-U.S.) currency trading positions subject to foreign currency risk, as well as trading securities and interest rate derivative transactions, both subject to interest rate risk.
UCITS	Undertakings for the Collective Investment in Transferable Securities
UK	United Kingdom
UK GDPR	General Data Protection Regulation in the UK
VaR	Value-at-Risk
VIE	Variable Interest Entity
WM	Wealth Management

iv 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

PART I
ITEM 1 – BUSINESS
Northern Trust Corporation
Northern Trust Corporation (the “Corporation”) is a leading provider of wealth management, asset servicing, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation is a financial holding company conducting business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank).
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2024, the Bank had consolidated assets of $154.9 billion and common bank equity capital of $10.8 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2024, the Corporation had consolidated total assets of $155.5 billion and stockholders’ equity of $12.8 billion.
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
ASSET SERVICING
Asset Servicing (AS) is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2024, total Asset Servicing assets under custody/administration (AUC/A), assets under custody, and assets under management (AUM) were $15.6 trillion, $12.2 trillion, and $1.2 trillion, respectively.
WEALTH MANAGEMENT
Wealth Management (WM) focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; private banking; family office consulting; and technology solutions to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe.
Wealth Management is one of the largest providers of advisory services in the United States, with AUC/A, assets under custody, and AUM of $1.1 trillion, $1.1 trillion, and $450.7 billion, respectively, at December 31, 2024. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore, and Abu Dhabi.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the Asset Servicing and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to Asset Servicing and Wealth Management. As discussed above, Northern Trust managed $1.6 trillion in assets as of December 31, 2024, including $1.2 trillion for Asset Servicing clients and $450.7 billion for Wealth Management clients.
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
Northern Trust’s business strategy is to provide exceptional quality financial services to targeted market segments in which it believes it has a competitive advantage to offer clients a unique value proposition. As part of this strategy, Northern Trust seeks to differentiate itself from its competitors with premier, holistic solutions and exceptional experiences tailored to meet clients’ needs. In addition, Northern Trust emphasizes the development and growth of recurring and scalable sources of fee-based income and continual productivity improvements. Northern Trust also seeks to maintain its foundational strength with a strong, conservative balance sheet and a globally respected brand.
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
Supervision and Regulation
Northern Trust is subject to extensive regulation and supervision under state and federal laws in the United States and in each of the jurisdictions in which it does business. The descriptions below outline significant elements of selected laws and regulations applicable to Northern Trust and are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. These descriptions do not summarize all laws and regulations applicable to Northern Trust or all possible or proposed changes to such laws or regulations and are not intended to be a substitute for the related statutes or regulatory provisions.
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

2 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

FINANCIAL HOLDING COMPANY REGULATION
Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company subject to the supervision, examination, and regulation of the Federal Reserve Board. A financial holding company is permitted to engage in a broader range of financial activities than a bank holding company. The Federal Reserve Board has authority to limit the activities that a financial holding company may conduct if any depository institution controlled by the financial holding company is found to no longer be “well-capitalized” and “well-managed” or has not received at least a “satisfactory” rating in its most recent Community Reinvestment Act (CRA) examination. Failure to meet one or more of these requirements may result in restrictions on the Corporation’s ability to exercise powers granted to financial holding companies, to engage in new activities, to continue current activities, or to make acquisitions. The Bank Holding Company Act also requires a bank holding company to obtain prior approval from the Federal Reserve Board before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
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
LONG-TERM DEBT AND CLEAN HOLDING COMPANY REQUIREMENTS
In 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements similar to those that currently apply only to GSIBs. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions that are not consolidated subsidiaries of U.S. GSIBs, including insured depository institutions with $100 billion or more in total assets, such as the Bank. If adopted, this proposal would require the Corporation and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets (RWA), (ii) 2.5% of total leverage exposure, and (iii) 3.5% of average total consolidated assets. The Bank would be required to issue the minimum amount of eligible long-term debt to the Corporation, and the Corporation would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Corporation from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Corporation from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Corporation’s liabilities that are not eligible long-term debt. The timing and form of any final rule implementing the long-term debt and clean holding company requirements is uncertain.
RESOLUTION PLANNING
As required by Section 165(d) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation is required to submit periodically to the Federal Reserve Board and FDIC a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In August 2024, the Federal Reserve Board and FDIC issued final joint guidance on resolution planning requirements applicable to the Corporation under Section 165(d). The Corporation’s next 2024 165(d) plan submission is due to the FDIC and Federal Reserve Board by October 1, 2025.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 3

In addition, the Bank, as an insured depository institution, is required to submit to the FDIC periodic plans for resolution in the event of its failure. In June 2024, the FDIC adopted a final rule that would require covered insured depository institutions, such as the Bank, to submit a full resolution plan to the FDIC every three years and submit an interim supplement in each year that it is not required to submit a full resolution plan. The final rule increases the content requirements for plan submissions and introduces a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered insured depository institutions. The final rule was effective October 1, 2024. The Bank’s first interim supplement is due July 1, 2025, and its full resolution plan is due July 1, 2026.
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
The United Kingdom (UK) has established a special resolution regime and a resolvability assessment framework overseen by the Bank of England (as the UK resolution authority) with many similar features to the BRRD, which was substantially retained as part of UK law following the withdrawal of the UK from the EU. The special resolution regime applies to firms that are permitted to accept deposits under Part 4A of the Financial Services and Markets Act 2000. As such, the London branch of the Bank, as a UK branch of a third-country institution that accepts deposits, falls within the scope of the special resolution regime.
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

4 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its most recent company-run stress tests on June 28, 2024.
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
In 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (Basel III Endgame Proposal). The proposed rule has not been finalized and U.S. regulators have indicated their intent to revise and reissue the proposal. No time table has been provided for the re-proposal or its effective date. The proposal would introduce a new method for calculating risk weighted assets, referred to as the expanded risk-based approach, which better aligns with the global Basel Accord adopted by the Basel Committee. The proposal would eliminate the current Basel III rule’s advanced approaches methodologies and effectively replace it with the expanded risk-based approach, which more heavily relies on standardized methodologies. As compared with the standardized approach, the expanded risk-based approach includes more granular risk weights for credit risk and introduces a new market risk framework. In addition, unlike the standardized approach, the expanded risk-based approach includes operational risk and credit valuation adjustment RWA components.
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
It is uncertain if and when the final rule for Basel III Endgame Proposal will be adopted, and if so, whether it will be finalized as proposed. The potential impacts on the Corporation and the Bank of a final rule remain uncertain until a final rule is published.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 5

The Bank’s risk-based and leverage capital ratios at December 31, 2024, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.
TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2024

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	12.4%	14.5%	13.3%	15.6%	15.1%	17.4%	8.1%	8.1%	8.9%
The Northern Trust Company	11.4%	13.6%	11.4%	13.6%	12.8%	15.0%	6.9%	6.9%	7.5%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%
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
The results of the 2024 DFAST, published by the Federal Reserve Board on June 26, 2024, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2024 and continues through September 30, 2025.
LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations, including the Corporation and the Bank, maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a prescribed regulatory liquidity stress scenario. As of December 31, 2024, the Corporation and the Bank were in compliance with applicable LCR requirements.
Northern Trust also is subject to the U.S. net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. As of December 31, 2024, the Corporation and the Bank were in compliance with applicable NSFR requirements. In addition, Northern Trust publicly discloses certain qualitative and quantitative information about its NSFR consistent with the semi-annual disclosure requirements of the Federal Reserve Board’s final rule on U.S. NSFR disclosure.
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

6 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
ANTI-MONEY LAUNDERING, ANTI-TERRORISM LEGISLATION, AND OFFICE OF FOREIGN ASSETS CONTROL
Certain subsidiaries of the Corporation are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 and Anti-Money Laundering Act of 2020 and implemented in the regulation of the federal banking regulators and the Financial Crimes Enforcement Network (FinCEN), which requires banks to comply with anti-money laundering (AML) and financial transparency requirements, such as conducting due diligence, verifying client and beneficial owner identification, and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements. The Anti-Money Laundering Act of 2020 includes the Corporate Transparency Act, which requires FinCEN to issue regulations requiring reporting of and access to beneficial ownership information of legal entities and amendments to related customer due diligence requirements for financial institutions. The applicable rule is subject to litigation which is still pending although various preliminary injunctions have been stayed. In the meantime, FinCEN has extended the filing deadline by 30 days and signaled its intent to revisit the rule. Additionally, there is a possibility of legislation that will postpone the deadline to January 1, 2026.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and U.S. Department of State administer and enforce U.S. economic sanctions laws and regulations, which prohibit the Corporation and its subsidiaries from engaging in certain transactions and dealings including business in or with certain jurisdictions and parties that are the target of U.S. economic sanctions, such as organizations and countries suspected of aiding, harboring or engaging in terrorist acts or undermining the sovereignty and territorial integrity of democratic countries. If the Corporation or the Bank

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 7

finds a sanctioned name or jurisdiction on any transaction, asset or account, the Corporation or the Bank may be required to reject or block such account or transaction and notify the appropriate authorities.
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
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. Based on the FDIC’s recent projections, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In 2022, the FDIC adopted a final rule, applicable to insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. The FDIC also concurrently maintained the long-term target reserve ratio for the DIF, referred to as the Designated Reserve Ratio, at 2.00% for 2024. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured domestic office deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured domestic office deposits. The FDIC will collect the special assessment, over an initial eight-quarter collection period and currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. In conjunction with the special assessment, $84.6 million was recorded to Other Operating Expense in the fourth quarter of 2023. A subsequent reassessment by the FDIC in 2024 resulted in an increase of the assessed amount to $99.3 million and an additional $14.7 million was recorded to Other Operating Expense. The final rule was effective on April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024, with a payment date of June 28, 2024. Three quarterly assessments aggregating $31.7 million were paid in 2024. For more information on the FDIC’s special assessment, please refer to Note 24, “Commitments and Contingent Liabilities” included under Item 8, “Financial Statements and Supplementary Data”.
COMMUNITY REINVESTMENT ACT
The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods and persons, consistent with the safe and sound operations of the banks. For purposes of the CRA, the Bank operates under a “wholesale” designation granted by the Federal Reserve Board and fulfills its CRA obligations by making qualified investments for the purposes of community development. The Bank received an “outstanding” CRA rating from the Federal Reserve Board in its most recent CRA examination.
In 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, mostly for retail designated banks, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate a bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “outstanding” ratings in the future.

8 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The rule was expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.
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
Most U.S. states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches―for example, the General Data Protection Regulation (GDPR) in Europe and its equivalent in the UK (UK GDPR), the Personal Information Protection Law (PIPL) in China, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA) in the United States. Similar laws are in effect or being considered in other jurisdictions in which we operate across the globe. The GDPR is designed to harmonize data privacy and security laws across the European Economic Area (EEA) and to protect EEA citizens’ data privacy and security. The GDPR imposes stringent operational requirements on both data controllers and data processors and has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of the GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater. The GDPR also has been implemented into UK law as part of the arrangements following the UK’s withdrawal from the EU and operates in conjunction with other local data privacy requirements, although the GDPR and UK GDPR may diverge over time. Prior to the most recent general election, the UK was in the process of reforming its data privacy rules through a new Data Protection and Digital Information Bill. The Data Protection and Digital Information Bill did not become law before Parliament was dissolved on May 24, 2024. It is possible that it or similar data protection measures will be introduced by the government in the current Parliament.
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
In addition, several states have enacted, or are considering enacting, comprehensive data privacy laws similar to the CCPA. These laws apply, or will apply, in addition to laws that already exist in all 50 U.S. states that require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if enacted.
Northern Trust uses a variety of machine learning and artificial intelligence (“AI”) solutions to process transactional activity more efficiently and to mitigate risk. These uses currently include, among others, digitizing documents, detecting anomalous, fraudulent transactions and training services teams on operational processes.
Regulation of AI is rapidly evolving in the U.S. and worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 9

Northern Trust has certain processes and controls in place designed to mitigate the risks associated with the use of AI solutions, including monitoring the development and applicability of such evolving laws and regulations, and will take steps designed to comply with laws and regulations applicable to Northern Trust’s use of AI.
The Corporation maintains a regulatory change framework designed to monitor and respond to regulatory change, including with respect to data privacy and security, and has adopted and disseminated privacy policies and communicates required information relating to financial privacy and data security in accordance with applicable law.
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
The following items provide a brief description of certain key regulatory requirements in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR and UK GDPR discussed under “Resolution Planning” and “Data Privacy and Security,” respectively, above.
EU and UK Prudential Regulatory Frameworks. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) set out the framework for prudential regulation of credit institutions in the EU, including, among other things, capital and liquidity requirements, leverage, and disclosure and reporting. CRR and CRD have been subject to extensive amendments relating to the leverage ratio, the net stable funding ratio, large exposures, and market and counterparty credit risk, enhancing the resiliency of EU banks to potential future economic shocks, the transition to climate neutrality and finalizing the implementation of the Basel III agreement. Since June 26, 2021, investment firms under the recast Markets in Financial Instruments Directive (MIFID) have been subject to a new prudential regime under the EU Investment Firm Directive and Investment Firm Regulation. In April 2021, the Financial Services Act came into force in the UK establishing among other things, (i) a framework for the new investment firm prudential framework to apply in the UK and (ii) the UK implementation of Basel III standards, including amendments to CRR as implemented into UK law following the withdrawal from the EU. UK and EU branches and subsidiaries of the Corporation may also be subject to local rules on outsourcing and operational resilience. In June 2024, the texts of CRR III and CRD VI, were formally published in the Official Journal of the EU. Through these regulations, the EU will implement the Basel III accord into EU law. These regulations affect the capital and liquidity requirements of European banking entities and restrict the provision of prescribed core banking services, including lending, the provision of guarantees and commitments, and the taking of deposits or other borrowing, by non-EU entities to EU entities, except where these services are provided through an authorized EU branch or where an exemption applies. The new regime will be phased in, beginning in 2024 through to 2027.

10 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Central Securities Depositories Regulation. On September 17, 2014, the EU Central Securities Depositories Regulation (CSDR) entered into force (subject to a number of transitional provisions). The CSDR aims principally to ensure that transactions between buyers and sellers of dematerialized securities are settled in a safe and timely manner by introducing common securities settlement standards across the EU. Key features of the CSDR include shorter settlement periods, settlement discipline measures (including mandatory cash penalties and “buy-ins” for settlement fails and settlement fails reporting) and an obligation regarding dematerialization for most securities. In the UK, the Financial Services and Markets Act 2023 grants to the Bank of England new rule-making powers in relation to central securities depositories (CSD).
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
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, social and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g., prospectuses) and in annual reports. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants and certain investment products. On October 25, 2022, the FCA issued a consultation paper on new measures for a UK regime on sustainability disclosure requirements and investment labels. The new measures, including an anti-greenwashing rule, product labels and product naming and marketing rules, entered into force during the course of 2024.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulations) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including MiFID firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further entity, pre-contractual and periodic disclosures. The UK government is in the process of consulting on and implementing its own “green” taxonomy for guiding companies and investors on “green” investments, similar to the EU regime.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 11

Fifth EU Money Laundering Directive. On July 9, 2018, the Fifth EU Money Laundering Directive (MLD5) entered into force. MLD5 was required to be transposed into local law by EU member states by January 10, 2020 and introduced the following key changes to the previous EU AML regime: (i) EU member states must ensure that registers of ultimate beneficial owners of companies and other legal entities are accessible to the general public; (ii) the previous AML regime was extended to additional service providers, such as electronic wallet providers, virtual currency exchange service providers, and art dealers, and further specifications regarding the scope of application of MLD5 with respect to tax advisors and estate agents were provided; (iii) the threshold for identifying holders of prepaid cards was lowered to €150; and (iv) EU member states were required to implement enhanced due diligence measures to monitor suspicious transactions involving high-risk countries more strictly. The UK government transposed MLD5 into UK law and, therefore, the UK anti-money laundering regime is currently broadly aligned with the EU. On December 7, 2022, the Council of the EU agreed its position on AML regulation through the Sixth EU Money Laundering Directive. The new rules will extend to, among other items, the entire crypto-asset sector, third-party intermediaries, persons trading in precious metals, precious stones and cultural goods. The text of the Sixth EU Money Laundering Directive was published in June 2024 and EU member states have until 2027 to transpose its requirements into national legislation.
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
In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2024, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.
Human Capital Management
Our talent is our greatest asset and a core enabler of our strategy. Empowering our employees is central to our talent vision. Northern Trust employed approximately 23,300 full-time equivalent employees as of December 31, 2024. The regional breakout of our employee base is 42% Asia-Pacific, 41% North America, and 17% Europe, Middle East, and Africa.
THE EMPLOYEE EXPERIENCE
We elevate the employee experience from recruitment to retirement by investing in three core areas: professional development, rewarding performance, and strengthening workforce and operational resiliency. By fostering an environment where our employees thrive, we ensure that our workforce is fully engaged, motivated, celebrated, and equipped to drive our strategy.
To support this effort, we continue to invest in our Human Capital Management System to streamline manual processes and enable dynamic workforce analytics, helping managers make informed decisions and gain insights into their teams.
Our culture influences how we behave as an organization and unites us across businesses, geographies, and functions. Embedded in our culture are five behaviors to help us deliver on our strategic objectives: relentlessly client-centric, constantly managing risk, respectfully candid, intentionally inclusive, and always accountable.
PROFESSIONAL DEVELOPMENT
From internships to executive development, our goal is to help our employees excel in their current roles and acquire new skills for future growth. Through Northern Trust University, we deliver comprehensive professional and functional training programs designed to equip our employees at every stage of their careers. Our performance management practices promote

12 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

high performance across the company and are aligned to our strategy from goal-setting to evaluation. We provide comprehensive manager training on performance differentiation and application to our performance ratings scale to foster transparent feedback and continuous improvement.
REWARDING PERFORMANCE
We believe that recognizing and rewarding the contributions of our employees is critical to their continued success. We have a variety of awards and recognition programs tailored to different opportunities and achievements. Our in-person celebrations, such as our Quarter Century Club, which honors our long-tenured employees, and the Chairman’s Awards, which recognize outstanding individual and team achievements, reinforce performance and appreciation.
We ensure our employees are compensated fairly by aligning their total compensation with market competitive pay for their roles, experience, and performance. Our total compensation includes base salaries, performance-linked incentive compensation, and comprehensive benefits designed to meet the needs of our employees and their families.
WORKFORCE & OPERATIONAL RESILIENCY
Our operating model is designed to reinforce the strength of our control framework, foster enterprise change management, provide robust governance and oversight, accelerate scalable growth, and leverage and develop our talent. To align with our strategy and position the Corporation for future success, new leaders are appointed from our internal talent pool as well as recruited externally to bring in new skills and expertise.
Planning for leadership resiliency is a core component of our talent strategy. We identify and develop leaders with the necessary skills to execute business strategies and have documented succession plans for leadership resiliency roles.
Our well-being programs support employees and help maintain an inclusive and resilient environment. Through these programs, we enhance employee engagement, reduce workforce risks, and build an adaptive, high-performing culture.
In 2024, over 88% of our employees participated in the annual Employee Engagement Survey which is a crucial tool for understanding and meeting the needs of our employees and driving engagement and retention. The survey results are reviewed by the Board and discussed in leadership meetings, reflecting our dedication to continuous improvement.
Embedded in our engagement survey is an inclusion index which is a gauge to understand our employees’ sense of belonging and their ability to contribute to the success of the firm. We are committed to fostering an inclusive workplace that aligns with the Corporation’s mission, values, goals, business practices, and all applicable laws.
Available Information
Through the Corporation’s website at www.northerntrust.com, the Corporation makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other reports and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after it files such material with, or furnishes such material to, the SEC. The contents of the Corporation’s website, the website of the SEC at www.SEC.gov or any other website referenced herein are not a part of this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the material risk factors that we have identified. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, these risks could have other possible adverse consequences, including those described below. Additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could affect us adversely. Further, we cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.
For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Summary
Our business, financial condition or results of operations may be materially and adversely affected by various risk types and considerations, including market risks, operational risks, credit risks, liquidity risks, regulatory and legal risks, strategic risks, and other risks, including as a result of the following:

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 13

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
•Changes in a number of particular market conditions, including in foreign currency rates, cross-border investing activity and the demand for borrowing or lending securities, could affect our earnings negatively.
Operational Risks
•We are subject to many types of operational risks that could affect our earnings negatively.
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

14 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. Fees for many of our products and services are based on the market value of assets under management, custody or administration; the volume of transactions processed; securities lending volume and spreads; fees for other services rendered; and in certain businesses, fees calculated as a percentage of our clients’ earnings, all of which may be impacted negatively by market volatility, a downturn in economic conditions, underperformance and/or negative trends in investment preferences. For example, downturns in equity markets and decreases in the value of debt-related investments resulting from market disruption, illiquidity or other factors historically have reduced the valuations of the assets we manage or service for others, which generally impacted our earnings negatively. Further, although we do not hold, invest in, or custody cryptocurrency assets, the markets in which they trade are highly volatile and volatility in these markets may impact the markets for other assets that we hold, invest in, or custody, which could also impact our fees or financial condition. Market volatility and/or weak economic conditions also could affect wealth creation, investment preferences, trading activities, and savings patterns, which in turn could impact demand for certain products and services that we provide.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 15

Our earnings also could be affected by poor investment returns or changes in our clients’ investment preferences driven by factors beyond market volatility or weak economic conditions. Poor absolute or relative investment performance in funds or client accounts that we manage or in investment products that we design or provide could result in declines in the market values of portfolios that we manage and/or administer and could affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. For example, from time to time in the past, outflows from certain of our products driven by relative investment performance or other factors adversely impacted our overall fees derived from assets that we manage. Broader changes in our clients’ investment preferences that lead to less investment in mutual funds or other collective funds, such as the shift in investment preference to lower fee products, could also impact our earnings negatively.
Changes in interest rates could affect our earnings negatively.
The direction and level of interest rates are important factors in our earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In response to rising inflation, the Federal Reserve Board increased interest rates from historically low levels during 2022 and 2023. While a rising interest rate environment generally has had a positive effect on our net interest margin, in some circumstances, a rise in interest rates has affected us negatively, and could again in the future affect us negatively. For example, the rapid increases in interest rates during 2022 and 2023 adversely impacted the value of certain of our investment securities, and consequently, our capital, liquidity, and earnings. Additionally, higher interest rates historically have caused, and could in the future cause: market volatility and downturns in equity markets, resulting in a decrease in the valuations of the assets we manage or service for others, which generally impact our earnings negatively; our clients to transfer funds into investments with higher rates of return, resulting in decreased deposit levels and higher fund or account redemptions; our borrowers to experience difficulties in making higher interest payments, resulting in increased credit costs, provisions for loan and lease losses and charge-offs; reduced bond and fixed income fund liquidity, resulting in lower performance, yields and fees; or higher funding costs.
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
The monetary, trade and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on economic conditions and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the U.S. through quantitative tightening and/or easing, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing, and play a role in contributing to or moderating levels of inflation, all of which meaningfully impact our earnings. Further, the Federal Reserve Board’s policies can affect our borrowers by increasing interest rates or making sources of funding less available, which may increase the risk that borrowers fail to repay their loans from us. Changes in monetary, trade and other governmental policies are beyond our control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.
Macroeconomic conditions and uncertainty in the global economy, including the financial stability of various regions or countries across the globe, including the risk of defaults on sovereign debt and related stresses on financial markets, could have a significant adverse effect on our earnings.
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market volatility and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, international trade policy, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Additionally, financial markets may be adversely affected by the liquidity or capital deficiencies (actual or perceived) of financial institutions and related industry and government actions, the outbreak of hostilities or political and governmental instability (including the expansion or escalation of military conflict between Ukraine and the Russian Federation or the conflict in the Middle East, and tensions between the U.S. and China), terrorism, political or civil unrest, public health epidemics or pandemics, sovereign debt downgrades or debt crises, or other geopolitical events. For example,

16 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. The cumulative effect of uncertain business conditions or economic challenges faced in various foreign markets, including fiscal or monetary concerns, economic downturns and the possibility of a recession in some jurisdictions, other economic factors (including changes in foreign currency exchange rates, interest rates and changes to tax laws or the application or enforcement practices of such laws), or volatility or lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition, and results of operations.
Declines in the value of securities held in our investment portfolio could affect us negatively.
Our investment securities portfolio represents a greater proportion, and our loan portfolio represents a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market values available from third-party sources, have fluctuated, and may continue in the future to fluctuate, as a result of market volatility and economic or financial market conditions, including interest rates. For example, in recent years, we realized notable losses on the sale of available for sale securities and we may realize additional losses in the future. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital, liquidity, and, to the extent we realize losses, earnings. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, including hedging-related strategies, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, market risks have, from time to time, negatively affected the value of securities held in our investment portfolio and in the future we could suffer additional adverse effects as a result of our failure to anticipate and manage these risks properly.
Changes in a number of particular market conditions, including in foreign currency exchange rates, cross-border investing activity and the demand for borrowing or lending securities, could affect our earnings negatively.
We provide foreign exchange services to our clients, primarily in connection with our custody business. Foreign currency volatility influences our foreign exchange trading income as does the level of client activity. Foreign currency volatility and changes in client activity may result in reduced foreign exchange trading income. Fluctuations in exchange rates could raise the potential for losses resulting from foreign currency trading positions where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other or offset each other in different time periods. We also are exposed to non-trading foreign currency risk as a result of our holdings of non-U.S. dollar denominated assets and liabilities, investments in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense.
We have policies and procedures in place to assess and mitigate potential impacts of foreign exchange risks, including hedging-related strategies. Any failure or circumvention of our procedures to mitigate risk could impact earnings negatively. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of market risks we face.
In addition, in past periods, reductions in the volatility of currency-trading markets, the level of cross-border investing activity, and the demand for borrowing securities or willingness to lend such securities have affected our earnings from activities such as foreign exchange trading and securities lending negatively. If these conditions occur again in the future, our earnings from these activities could be affected negatively. In certain of our businesses, such as securities lending, our fee is calculated as a percentage of our clients’ earnings, such that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues.
Operational Risks
We are subject to many types of operational risks that could affect our earnings negatively.
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that could impact our operations and expose us to risks varying in size, scale and scope, some or all of which could be exacerbated by the trend toward hybrid and remote working arrangements in recent years, include:
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 17

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
The third parties with which we do business also are susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be affected adversely, perhaps materially, by failures, disruptions, terminations, software bugs or errors, natural disasters or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business.
Our business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system, network or operational failure or disruption.
Breaches of our security measures, including, but not limited to, those resulting from cyber-attacks or other information security incidents, may result in losses.
Our systems involve the storage, transmission and other processing of clients’ and our personal, proprietary, confidential and sensitive information, and security breaches, including cyber-attacks or other information security incidents, have previously exposed us and could in the future expose us to theft, loss, destruction, gathering, monitoring, dissemination, misappropriation, misuse, alteration, or unauthorized disclosure of or unauthorized access to this information. Despite our implementation of a variety of security measures, our computer systems, networks, and data, including clients’ or our personal, proprietary, confidential and sensitive information, could be subject to cyber-attacks or other information security incidents, such as, among other things, from physical and electronic break-ins or unauthorized tampering, theft, malware and computer virus attacks, ransomware attacks, social engineering attacks (including phishing and vishing attacks), credential stuffing, account takeovers, insider threats or denial-of-service attacks. Our security measures also may be breached due to the actions of outside parties, employee error, failure of our controls with respect to access to our systems, malfeasance or otherwise. Any failure, interruption or breach in the security of our systems could severely disrupt our

18 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

operations and could subject us to liability claims, harm our reputation, interrupt our operations, or otherwise adversely affect our business, financial condition or results of operations.
Data privacy and security risks for large financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of internet-based solutions, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and rapidly evolving techniques of hackers, terrorists, organized crime and other external parties, including foreign state actors and state-sponsored actors, any of which may see their effectiveness enhanced by the use of AI. Data privacy and security risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs or errors, server malfunctions, software or hardware failure or other technological failure. If we fail to continue to upgrade our technology infrastructure to ensure effective data privacy and security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attacks and other information security incidents and, consequently, subject to significant regulatory penalties and reputational damage. Also, the trend in the past several years toward a hybrid work environment that includes a combination of in-office and remote work creates a broader attack surface for, and increases potential vulnerabilities from, cyber threats.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 19

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

20 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our U.S. and non-U.S. business, we are subject to risks of loss and adverse economic impacts from various unfavorable political, economic, legal, public health, or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rate changes, tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 27% of our revenue in 2024. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, global conflicts (including the continuing military conflict between Ukraine and the Russian Federation, the conflict in the Middle East and tensions between the U.S. and China) or other similar events, as well as government actions or other restrictions in connection with such events, have had in the past, or may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, impose significant compliance costs with new financial and economic sanctions regimes, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. For example, in some jurisdictions such as the Russian Federation, local market restrictions, laws, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. When such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other sovereign risk events and/or factors or

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 21

events beyond our reasonable control that excuse performance under force majeure or other contractual provisions, the risk of loss on such cash on deposit may potentially be incurred by us. As of December 31, 2024, we held cash that accumulates in relation to Russian securities with our subcustodian and/or clearing agencies for the benefit of certain clients in our Asset Servicing business which are subject to restrictions that inhibit our ability to access or transfer such deposits, and which amount is expected to increase significantly over time as long as the sanctions and other relevant restrictions remain in effect. Our subcustodian is also a subsidiary of a large, global financial institution with whom we have other credit exposures, which may limit the financial relationship we may have with this counterparty and has in the past made, and may in the future make, compliance with specific U.S. regulatory single counterparty credit limits more challenging.
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
We evaluate extensions of credit before we make them and provide for credit risks based on our assessment of the credit losses inherent in our loan and securities portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments, including forecasts of economic conditions through the life of these credit exposures. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessments and accurately estimating the impacts of those factors. Allowances that prove to be inadequate may require us to realize increased provisions for credit losses or write down the value of certain assets on our balance sheet, which result in losses and/or increased provisions for credit losses and in turn would affect earnings negatively.
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

22 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
We may need to raise additional capital to provide sufficient resources to meet our business needs and commitments, to accommodate the transaction and cash management needs of our clients, to maintain our credit ratings in response to regulatory changes, including capital rules, or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Heightened interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors may impact our ability to raise additional capital, if needed, on terms favorable to us. For example, in the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 23

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
Regulatory and Legal Risks
Failure to comply with regulations and/or supervisory expectations could result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.
Virtually every aspect of our business in the United States and around the world is regulated by domestic and foreign governmental agencies that have broad supervisory powers and the ability to impose sanctions. These regulations cover a variety of matters, including prohibited activities, required capital levels, resolution planning, human trafficking and modern slavery, and data privacy and security. Some of these requirements are directed specifically at protecting depositors of the Bank, the U.S. DIF and the banking system as a whole. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or impact our reputation adversely. Failure to obtain necessary approvals from regulatory agencies, whether formal or based upon supervisory expectations, on a timely basis could affect proposed business opportunities and results of operations adversely. Similarly, changes in laws or failure to comply with new requirements or with future changes in laws or regulations could impact our results of operations and financial condition negatively.
We are subject to extensive and evolving government regulation and supervision that impacts our operations. Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry could heighten the challenges we face and make regulatory compliance more difficult and costly.
We operate in a highly regulated environment, and are subject to a comprehensive statutory and regulatory regime affecting all aspects of our business and operations, including oversight by governmental agencies both inside and outside the United States. Various regulatory bodies have demonstrated heightened scrutiny of financial institutions through many regulatory initiatives. These initiatives have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a compliance violation, even if the failure to comply was inadvertent or reflected a difference in interpretation. Although we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, we cannot provide assurance that these programs and policies are or will be adequate to identify and manage internal and external compliance risks. For example, our business may be adversely impacted by actual or alleged misconduct by an employee or other negative outcomes caused by human error. In addition, changes to statutes, regulations or regulatory and supervisory policies or their interpretation or implementation and the continued heightening of regulatory and supervisory requirements could affect us in substantial and unpredictable ways. For example, governments and regulators could take actions that increase intervention in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and these likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Any such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully or limit how we conduct our business, and also could impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible legislative or regulatory changes and the extent of regulatory activity is uncertain and difficult to predict. For example, given the current rapid pace of change, we are unable to predict what, if any, changes to the laws and regulations applicable to the financial services industry may be enacted by the new U.S. Congress in conjunction with the new U.S. presidential administration under unified party control, and what the impact of any such changes will be upon our business, financial condition, and results of operations. We expect the current U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Moreover, the turnover of the U.S. presidential administration is expected to result in certain changes in the leadership and senior staffs of the federal banking agencies which are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of such agencies, the potential impacts of which, if any, we cannot predict at this time.

24 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Further, the regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the U.S. and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. For more information on regulations regarding AI, see “Supervision and Regulation” in Item 1, “Business.”
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
In addition, regulatory responses in connection with severe market downturns or unforeseen stress events could alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. For example, during 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events could adversely impact our business, financial condition and results of operations.
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
In the U.S., there are numerous federal, state and local data privacy and security laws and regulations governing the collection, sharing, use, retention, disclosure, security, storage, transfer and other processing of personal information. At the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission and the Gramm-Leach-Bliley Act. Moreover, the U.S. Congress has considered, and may in the future consider, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if enacted. At the state level, we are subject to laws and regulations such as the CCPA. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
At the international level, we are subject to the GDPR and UK GDPR and similar laws are in effect or being considered in other jurisdictions in which we operate across the globe. While the GDPR and the UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR, to an extent. Legal developments in the EEA and the UK also have created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the UK to the U.S. and other so-called third countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Importantly, significant monetary fines have been imposed since the introduction of such stringent privacy laws in

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 25

the EU and the UK and regulatory expectations of governance and accountability with respect to the protection of personal, proprietary, confidential and sensitive information continue to expand and evolve.
Further, while we strive to publish and prominently display privacy notices and policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be considered sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security, considering the fast-evolving regulatory landscape. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.
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
Claims made or actions brought against us, whether founded or unfounded, may result in lawsuits, injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, litigation often is costly and time-consuming and requires significant attention from our management, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently affecting our earnings negatively.
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
The number of regulatory and governmental investigations and proceedings, as well as the amount of penalties and fines sought, has remained elevated for many firms in the financial services industry. The Corporation and other financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action, which we expect to continue. For example, the failures in 2023 of Silicon Valley Bank, Signature Bank, and First Republic Bank and the regulatory investigations into these failures resulted in increased regulatory scrutiny

26 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

and heightened supervisory expectations of these banks, which could require us to expend significant time and effort to implement enhanced compliance procedures or to incur other expenses. Any such heightened enforcement activity or new regulations could have a material adverse effect on our business, financial condition and results of operations.
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
Since the UK’s withdrawal from the EU on December 31, 2020, the UK government has embarked on a program of significant regulatory reform. In particular, the Financial Services and Markets Act 2023 contains provisions that will eventually repeal all EU rules and regulations relating to financial services that were incorporated into UK law following Brexit. The UK government and the UK financial services regulatory authorities has been consulting on a number of measures that will replace the current EU-based rules and regulations with measures that reflect the particular needs of the UK market and policy objectives of the UK’s regulatory authorities. Consequently, over time it is likely that the rules and regulations relating to financial services will diverge, which may result in additional compliance costs for our UK and EU businesses.
If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could affect our earnings negatively.
Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is an important part of our business. Failure to comply with the terms of governing documents and applicable laws, manage adequately the risks or manage appropriately the differing interests often involved in the exercise of fiduciary responsibilities may subject us to liability or cause client dissatisfaction, which could impact negatively our earnings and growth.
Strategic Risks
If we are not able to attract, retain and motivate personnel, our business could be negatively affected.
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively. Competition for the best employees in most activities in which we engage can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain necessary personnel. Factors that affect our ability to attract and retain talented employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These laws and regulations may not apply in the same manner to all financial institutions and other companies, which therefore may subject us to more restrictions than other institutions and companies with which we compete for talent and may also hinder our ability to compete for talent with other industries. In addition, our current or future approach to in-office and remote work arrangements may not meet the needs or expectations of our current or prospective employees, may not be perceived as favorable as compared to the arrangements offered by competitors and may not be conducive to a collaborative working environment, which could adversely affect our ability to attract, retain and motivate employees. The unexpected loss of services of necessary personnel, both in businesses and corporate functions, could have a material adverse impact on our business because of their skills; knowledge of our markets, operations and clients; years of industry experience; and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of necessary employees, either individually or as a group, could affect our clients’ perception of our abilities adversely. A competitive labor market may also have the effect of heightening many of these risks.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 27

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
We provide a broad range of financial products and services in highly competitive markets. We compete against large, well-capitalized, and geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances (such as the use of generative AI) and the growth of internet-based commerce have made it possible for other types of institutions to offer a variety of products and services competitive with certain areas of our business. Many of these nontraditional service providers have fewer regulatory constraints and some have lower cost structures. The same may be said for competitors based in non-U.S. jurisdictions, where legal and regulatory environments may be more favorable than those applicable to the Corporation and the Bank as U.S.-domiciled financial institutions. These competitive pressures may have a negative effect on our earnings and ability to grow. Pricing pressures, as a result of the willingness of competitors to offer comparable or improved products or services at a lower price, also may result in a reduction in the price we can charge for our products and services, which could have, and in some cases has had, a negative effect on our ability to maintain or increase our profitability.
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
Our reputation may be significantly damaged by adverse publicity or negative information regarding the Corporation and the Bank, whether true or not, that may be published or broadcast by the media or posted on social media, non-mainstream news services or other parts of the internet. The proliferation of social media channels utilized by us and third parties, as well as the personal use of social media by our employees and others, may increase the risk of negative publicity, including through the rapid dissemination of inaccurate, misleading or false information, which could harm our reputation or have other negative consequences. Furthermore, ESG-related issues have been the subject of increased focus by regulators and stakeholders, including outside the U.S., and particularly in Europe. Any inability to meet applicable requirements or expectations, including those from conflicting U.S. and non-U.S. global expectations, may adversely impact our reputation. Additionally, various stakeholders have divergent views on ESG-related matters, including in the

28 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

countries in which we operate and invest, as well as states and localities where we serve public sector clients. In the case of proxy voting, there is the inherent risk of misalignment between the proxy votes we cast on behalf of clients and all of our clients’ values and preferences. This divergence increases the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders and could adversely impact our reputation and business.
We need to invest in innovation constantly, and the inability or failure to do so may affect our businesses and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as AI, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients. Effectively identifying gaps or weaknesses in our product offerings is important to our success. Failure to keep pace with our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased data privacy and security and other information technology threats. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.
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
We may take actions to maintain client satisfaction that could result in losses or reduced earnings.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 29

Our operations, businesses and clients could be materially adversely affected by the effects of climate change or concerns related thereto.
Risks related to climate change could impact our business, financial condition, and results of operations adversely. The physical risks of climate change include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as rising average global temperatures, rising sea levels, and an increase in the frequency and severity of extreme weather events and natural disasters. Such developments could disrupt our operations and resilience capabilities, those of our clients, or third parties on which we rely. Further, the consequences of climate change could negatively impact our clients’ ability to pay outstanding loans, reduce the value of collateral, or result in insurance shortfalls.
Climate change could also result in transition risk arising from changes in policy, regulations, technology, business practices or market preferences toward a lower-carbon economy. While these changes could create opportunities, they could also adversely impact us or our clients. These impacts could result in increased operational or compliance costs, higher energy expenses, additional taxes, and the devaluation of assets.
Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change. This includes the development and marketing of effective and competitive new products, objectively understanding how climate changes might impact the financial performance of direct and indirect client investments, and other services designed to address our clients’ climate related needs. We also face regulatory and liability risk associated with not meeting regulatory expectations on climate risks, greenwashing claims, a failure to execute on our public climate-related commitments, or by association with individuals, entities, industries or products that may be inconsistent with our stated positions on climate change issues. At the same time, certain financial institutions have also been subject to external scrutiny from regulatory agencies, government officials, and others. This can be in relation to a number of climate change areas and can lead to negative publicity and reputational damage. For example, questions on how the impacts of climate change are being reflected in business and investment decisions and the decision to reduce involvement in certain industries or projects associated with climate change. Due to the divergent views of stakeholders, we are at increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders, which could adversely impact our reputation and business. If we do not identify, quantify, and mitigate such risks successfully, we may experience financial losses, litigation, reputational harm, and losses of investor and stakeholder confidence.
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
We use various systems and models, including AI-powered solutions, in analyzing and monitoring several risk categories, as well as for other business purposes. While we assess and improve these systems and models on an ongoing basis, there can be no assurance that they, along with other related controls, will effectively mitigate risk under all circumstances, or that they will adequately mitigate any risk or loss to us. As with any systems and models, there are inherent limitations because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to quantify accurately the magnitude of the risks we face or they may not be effective against all types of risk, including risks that are unidentified or unanticipated. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Models based on historical data sets might not be accurate predicators of future outcomes and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical events or pandemics). Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which ultimately could have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss or noncompliance with regulatory requirements or expectations. In addition, the use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs.

30 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. Additionally, to the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition, and results of operations.
Changes in tax laws and interpretations and challenges to our tax positions could affect our earnings negatively.
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
We are sometimes subject to challenges from U.S. and non-U.S. tax authorities, including states and municipalities, regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income, deductions, tax credits, or the allocation of income among tax jurisdictions, all of which could require a greater provision for taxes or otherwise affect earnings negatively.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 31

Additionally, on October 19, 2021, we announced that our Board authorized a share repurchase program to repurchase up to 25.0 million shares of the Corporation’s outstanding common stock with a capacity of 10,948,828 shares remaining under the plan as of December 31, 2024. The Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. The Inflation Reduction Act of 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022. There have been proposals to significantly increase this excise tax rate. Any such material increases may impact our future strategies relating to the return of capital to our shareholders, including the size of, or execution against, current or future repurchase programs related to shares of our common stock.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
Risk management and strategy
Northern Trust understands the importance of managing cybersecurity risk to ensure the safety and security of our data, network and systems. Our cybersecurity program is regularly assessed by Audit Services through various assurance activities, with the results reported to the Audit Committee of the Board of Directors (Audit Committee), and by the Non-Financial Risk team, with the results reported to the Business Risk Committee of the Board of Directors (Business Risk Committee). Northern Trust also operates a global security operations center for threat identification and response. The center aggregates security threat information from systems and platforms across the business and alerts the organization in accordance with its documented Cybersecurity Incident Response Plan. In addition to the cybersecurity controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess the effectiveness of our cybersecurity program and controls. These teams perform program maturity assessments, penetration tests, security assessments, and reviews of Northern Trust’s vulnerability to cyber-attacks. Annually, certain elements of the cybersecurity program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the Board. Our cybersecurity program is also examined regularly by the Corporation’s prudential and conduct regulators within the scope of their jurisdiction.
The Cybersecurity Incident Response Plan was developed to respond to cybersecurity incidents. A cybersecurity incident starts with malicious intent and can include, but is not limited to, disruptions of service, denials-of-service, compromises of information systems, data exfiltration or data corruption. The plan provides a streamlined approach that includes enterprise-level response plans. The plans can be invoked rapidly to address matters that raise enterprise concern and to communicate impact, actions, and status to senior management, including the Chief Information Security Officer (CISO), and appropriate stakeholders, including escalation to appropriate Board-level governance committees, and is reviewed, tested, and updated regularly.
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
Governance
The Business Risk Committee, which reports regularly to the Board, oversees management’s actions to identify, assess, mitigate and remediate material issues related to cybersecurity and technology risk as part of our enterprise risk management program and processes. The Cybersecurity Risk Oversight Subcommittee of the Business Risk Committee, chaired by the former chief information officer and chief transformation officer of a Fortune 50 company, assists the Business Risk Committee in discharging its oversight duties with respect to cybersecurity risk and meets on a regular basis to provide for an even deeper focus on, and governance framework around, cybersecurity risks inherent in the Corporation’s business. The Business Risk Committee, Cybersecurity Risk Oversight Subcommittee, and the Board are regularly briefed on the organization’s cybersecurity posture by senior management, including the Chief Executive Officer, Chief Information Officer (CIO), Chief Risk Officer, Head of Non-Financial Risk, Head of Cyber and Technology Risk, and CISO. The CISO has over 20 years of experience leading teams at financial institutions, including in the areas of risk

32 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

management and information security, reports to the CIO and is responsible for identifying, managing, and, if necessary, remediating cybersecurity risk to ensure the protection of our data, network, and systems. The primary management-level committees responsible for assessing and managing cybersecurity risk are the Information Technology Oversight Committee, chaired by the CIO, who has over 20 years of experience in technology leadership roles, and the Information Technology Risk Committee, chaired by the Head of Cyber and Technology Risk, who has over 20 years of cybersecurity and risk management experience.
Effective management of risks related to the confidentiality, integrity, and availability of information is crucial in an environment of increasing cybersecurity threats and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s cybersecurity and technology risk management program provides the overall structure for identifying, assessing and managing the respective risks in a sustainable manner supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the business. The program is supported by the Cyber and Technology Risk Management Policy approved by the Business Risk Committee. The Cyber and Technology Risk Management Policy and Framework are based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and Cyber Risk Institute (CRI) Profile and provide a comprehensive overview of cybersecurity and technology risk management governance activities pertaining to the confidentiality of information, integrity of systems, data and processes, and the availability of business functions that may be adversely impacted. These governance processes, internal controls, and risk management practices, which are part of our enterprise risk management program and processes, are designed to keep risk at levels appropriate to Northern Trust’s overall cyber risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting cybersecurity best practices as well as adhering to applicable policies and standards to safeguard data and business systems. In cases where Northern Trust relies on third-party vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information in accordance with Northern Trust’s Third-Party Risk Management Program.
To date, Northern Trust has not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, see “Breaches of our security measures, including, but not limited to, those resulting from cyber-attacks or other information security incidents, may result in losses,” in Item 1A, “Risk Factors.”
ITEM 2 – PROPERTIES
The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building is one office building in which the Bank leases space principally for the asset management business. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. The majority of those offices are leased. The Bank’s other primary U.S. operations are located in five facilities: a leased facility at 333 South Wabash Avenue in Chicago; a leased facility in Tempe, Arizona; and one leased and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from two facilities in India, one facility in Ireland, and one facility in the Philippines, all of which are leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 33

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
SUPPLEMENTAL ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information with regard to each executive officer of the Corporation.
Michael G. O’Grady - Mr. O’Grady, age 59, joined Northern Trust in 2011 and has served as Chairman of the Board since 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.
Clive A. Bellows - Mr. Bellows, age 61, joined Northern Trust in 2011 and has served as Executive Vice President and President of Europe, Middle East and Africa since June 2024. Prior to that, Mr. Bellows served as Head of Global Fund Services for Europe, Middle East and Africa from 2016 to June 2024. Before joining Northern Trust in 2011, Mr. Bellows served as Managing Director and Head of Relationship Management for Asset Managers and Hedge Funds at JPMorgan Chase & Co. from 2006 to 2011 and as Executive Director and Global Head of Client Service, Global Markets at Deutsche Bank AG from 2004 to 2006. Mr. Bellows also served as Head of Relationship Management for the Global Fund Services and Investment Manager Liaison Group at Northern Trust from 1997 to 2003.
Peter B. Cherecwich - Mr. Cherecwich, age 60, joined Northern Trust in 2007 and has served as Executive Vice President and Chief Operating Officer since October 2024. Prior to that, Mr. Cherecwich served as President of Asset Servicing since 2017, as President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.
Kelley A. Conway - Ms. Conway, age 51, joined Northern Trust in 2021 and has served as Executive Vice President and Head of Strategic Change, Data and Digital since October 2024. Prior to that, Ms. Conway served as Executive Vice President and Head of Corporate and Digital Strategy. Prior to joining Northern Trust, Ms. Conway led the Financial Services Technology Advisory practice in North America and Global Capital Markets Applied Intelligence Practice at Accenture, where she had been employed since 2017.
David W. Fox, Jr. - Mr. Fox, age 65, joined Northern Trust in 2012 and has served as Executive Vice President and Chief Financial Officer since October 2024. Prior to that, Mr. Fox served as Executive Vice President and President of the Global Family & Private Investment Offices Group from July 2015 through September 2024 and as Executive Vice President and Head of the Americas, Corporate & Institutional Services from May 2012 to June 2015. Before joining Northern Trust, Mr. Fox served in various leadership roles with J.P.Morgan.
Steven L. Fradkin - Mr. Fradkin, age 63, joined Northern Trust in 1985 and has served as Executive Vice President and Vice Chairman since October 2024. Prior to that, Mr. Fradkin served as President of Wealth Management since 2014, and as President of Corporate & Institutional Services from 2009 to 2014. From 2004 to 2009, he served as Chief Financial Officer.
Daniel E. Gamba - Mr. Gamba, age 57, joined Northern Trust as Executive Vice President and President of Asset Management in April 2023. Before joining Northern Trust, Mr. Gamba spent over two decades at Blackrock, Inc., where he served as Co-Head of Fundamental Equities from 2020 to February 2023, as Global Head of Active Equity Product Strategy from 2016 to 2020, and as Head of Americas Institutional iShares Business and Co-Head iShares U.S. from 2011 to 2016. Prior to that, Mr. Gamba served in various executive roles at Blackrock, Inc.
Mark C. Gossett - Mr. Gossett, age 63, joined Northern Trust in 1983 and has served as Executive Vice President and Chief Risk Officer since 2020. Prior to that, Mr. Gossett served as Chief Credit Officer and Head of Market and Liquidity Risk from 2014 to 2020 and as Co-Head of Global Foreign Exchange from 2012 to 2014. Mr. Gossett also previously served as the Chief Risk Officer of Asset Management from 2009 to 2012 and as the Chief Operating Officer of Asset Management from 2005 to 2009.

34 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Jane B. Karpinski - Ms. Karpinski, age 62, joined Northern Trust in 2006 and has served as Executive Vice President since 2016 and as Global Head of Regulatory Affairs since December 2023. Ms. Karpinski previously served as Chief Audit Executive from 2017 to December 2023, and as Controller from 2013 to 2017. Prior to that, she served as International Chief Financial Officer from 2012 to 2013, and as Chief Financial Officer for Europe, Middle East and Africa from 2007 to 2012.
John P. Landers - Mr. Landers, age 52, joined Northern Trust in 2003 and has served as Executive Vice President since December 2024 and as Controller since December 2023. Mr. Landers previously served as Chief Productivity Officer from January 2023 to December 2023 and as Chief Financial Officer of Asset Servicing from September 2015 to January 2023.
Susan C. Levy - Ms. Levy, age 67, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time. Ms. Levy also previously served as Corporate Secretary from 2018 to 2021. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.
Teresa A. Parker - Ms. Parker, age 64, joined Northern Trust in 1982 and has served as Executive Vice President and President of Asset Servicing since October 2024. Prior to that, Ms. Parker served as President of Europe, Middle East and Africa since 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2014 to 2017. From 2009 to 2014, she served as Executive Vice President, Corporate & Institutional Services for the Asia-Pacific region.
Thomas A. South - Mr. South, age 55, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.
Alexandria Taylor - Ms. Taylor, age 42, joined Northern Trust in 2022 and has served as Executive Vice President and Chief Administrative Officer since October 2024. Prior to that, she served as Chief Human Resources Officer. Before joining Northern Trust, Ms. Taylor spent nearly two decades at Bank of America based in New York City where she was the head of Human Resources for corporate, institutional and wealth management businesses. She also oversaw the team responsible for Global Human Resources regulatory relations. Prior to that, Ms. Taylor held positions of increasing responsibility and complexity at Bank of America.
Jason J. Tyler - Mr. Tyler, age 53, joined Northern Trust in 2011 and has served as Executive Vice President and President of Wealth Management since October 2024. Prior to that, Mr. Tyler served as Chief Financial Officer since 2020, as Chief Financial Officer of Wealth Management from 2018 to 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.
All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 35

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,417 stockholders of record as of January 31, 2025. The following table shows certain information relating to the Corporation’s purchases of common stock through our share repurchase program for the three months ended December 31, 2024.

TABLE 2: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2024

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1 - 31, 2024	223,867	$101.85	223,867	13,076,283
November 1 - 30, 2024	1,259,715	106.36	1,259,715	11,816,568
December 1 - 31, 2024	867,740	108.45	867,740	10,948,828
Total (Fourth Quarter)	2,351,322	$106.70	2,351,322	10,948,828
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

36 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2024. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2019 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on December 31, 2019 with Reinvestment of Dividends

Five-Year Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
Northern Trust
S&P 500 Index
KBW Bank Index

	DECEMBER 31,
	2019	2020	2021	2022	2023	2024
Northern Trust	$100	$91	$119	$91	$90	$113
S&P 500 Index	100	118	152	125	158	197
KBW Bank Index	100	90	124	98	97	133

ITEM 6 – [RESERVED]

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2024. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section titled “Forward-Looking Statements.”
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
FINANCIAL OVERVIEW
TABLE 3: FINANCIAL HIGHLIGHTS

	FOR THE YEAR ENDED DECEMBER 31,			% Change(1)
($ In Millions)	2024	2023	2022	2024 / 2023	2023 / 2022
Noninterest Income	$6,113.3	$4,791.5	$4,874.0	28%	(2)%
Net Interest Income	2,177.1	1,982.0	1,887.2	10%	5%
Total Revenue	$8,290.4	$6,773.5	$6,761.2	22%	—%
Provision for Credit Losses	(3.0)	24.5	12.0	N/M	N/M
Noninterest Expense	5,633.9	5,284.2	4,982.9	7%	6%
Income before Income Taxes	$2,659.5	$1,464.8	$1,766.3	82%	(17)%
Provision for Income Taxes	628.4	357.5	430.3	76%	(17)%
Net Income	$2,031.1	$1,107.3	$1,336.0	83%	(17)%
Preferred Stock Dividends	41.8	41.8	41.8	—%	—%
Net Income Applicable to Common Stock	$1,989.3	$1,065.5	$1,294.2	87%	(18)%
PER COMMON SHARE
Net Income – Basic	$9.80	$5.09	$6.16	93%	(17)%
– Diluted	9.77	5.08	6.14	92%	(17)%
Cash Dividends Declared Per Common Share	3.00	3.00	2.90	—%	3%
Carrying Value – End of Period (EOP)	60.74	53.69	49.78	13%	8%
Market Price – EOP	102.50	84.38	88.49	21%	(5)%
SELECTED RATIOS AND METRICS
Return on Average Common Equity	17.4%	10.0%	12.7%
Return on Average Assets	1.39	0.78	0.88
Dividend Payout Ratio	30.7	59.1	47.2
Average Stockholders’ Equity to Average Assets	8.4	8.1	7.3
(1) Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
N/M - Not meaningful

38 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2024 compared to 2023. For a discussion related to the consolidated results of operations for 2023 compared to 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 27, 2024.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.
Revenue in 2024 of $8.3 billion increased $1.5 billion, or 22%, from $6.8 billion in 2023, primarily driven by higher Other Operating Income, Trust, Investment and Other Servicing Fees, and Net Interest Income. Noninterest Income represented 74% and 71% of total revenue in 2024 and 2023, respectively, and totaled $6.1 billion in 2024, which increased $1.3 billion, or 28%, from $4.8 billion in 2023.
Noninterest Income in 2024 increased primarily due to higher Other Operating Income as well as Trust, Investment and Other Servicing Fees. Other Operating Income of $1.2 billion in 2024 increased $928.7 million from $228.7 million in the prior year, primarily driven by a $896.7 million gain related to Northern Trust’s participation in an exchange offer related to shares of a class of Visa, Inc. common stock and a $68.1 million gain on the sale of an equity investment, partially offset by mark-to-market activity on existing swap agreements related to shares of a class of Visa, Inc. common stock, including a $12.8 million expense related to litigation escrow funding, as well as losses recognized as a result of a securities repositioning related to the supplemental pension plan and impairment charges taken on certain investments. Please refer to Note 24, “Commitments and Contingent Liabilities” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to the exchange offer. Trust, Investment and Other Servicing Fees of $4.7 billion in 2024 increased $366.0 million, or 8%, from $4.4 billion in 2023, primarily due to favorable markets and net new business. Investment Security Gains (Losses), net reflects $189.3 million of losses in 2024 as compared to $169.5 million of losses in 2023, both due to repositionings of the available for sale debt securities portfolio in each year.
Net Interest Income on a fully taxable equivalent (FTE) basis in 2024 of $2.2 billion increased $169.4 million, or 8%, from $2.0 billion in 2023, primarily due to higher deposits and higher average interest rates, partially offset by an unfavorable balance sheet mix. The net interest margin on an FTE basis increased to 1.64% in 2024 from 1.56% in 2023, primarily due to higher average interest rates and a favorable funding mix shift. Average earning assets increased $3.6 billion, or 3%, from $130.8 billion in 2023 to $134.4 billion in 2024, primarily due to higher client deposits, partially offset by lower borrowing activity, the net of which resulted in higher funding of earning assets.
Additional information regarding Northern Trust’s revenue by type is provided in the following table.
TABLE 4: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,727.8	$4,361.8	$4,432.6
Foreign Exchange Trading Income	231.2	203.9	288.6
Treasury Management Fees	35.7	31.6	39.3
Security Commissions and Trading Income	150.5	135.0	136.2
Other Operating Income	1,157.4	228.7	191.3
Investment Security Gains (Losses), net	(189.3)	(169.5)	(214.0)
Total Noninterest Income	$6,113.3	$4,791.5	$4,874.0
Net Interest Income(1)	2,177.1	1,982.0	1,887.2
Total Revenue	$8,290.4	$6,773.5	$6,761.2
(1) Net Interest Income stated on a GAAP basis. Net Interest Income on an FTE basis includes FTE adjustments of $31.8 million, $57.5 million, and $45.6 million for 2024, 2023, and 2022, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; number of accounts; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.
The components of Trust, Investment and Other Servicing Fees are provided in the following table.
TABLE 5: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2024	2023	2022	2024 / 2023	2023 / 2022
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,792.6	$1,689.5	$1,700.1	6%	(1)%
Investment Management	595.2	528.1	555.1	13	(5)
Securities Lending	72.3	83.0	81.4	(13)	2
Other	172.7	161.3	159.7	7	1
Total Asset Servicing Trust, Investment and Other Servicing Fees	$2,632.8	$2,461.9	$2,496.3	7%	(1)%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$740.9	$673.8	$692.6	10%	(3)%
East	539.7	491.5	504.0	10	(2)
West	418.9	378.0	382.1	11	(1)
Global Family Office	395.5	356.6	357.6	11	—
Total Wealth Management Trust, Investment and Other Servicing Fees	$2,095.0	$1,899.9	$1,936.3	10%	(2)%
Total Consolidated Trust, Investment and Other Servicing Fees	$4,727.8	$4,361.8	$4,432.6	8%	(2)%
Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and Fund Administration fees, are driven primarily by values of client AUC/A, transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client AUM management throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
Securities Lending revenue is affected by market values; the demand for securities to be lent, which drives volumes; and the interest rate spread earned on the investment of cash deposited by investment firms as collateral for securities they have borrowed. The Other fee category in Asset Servicing includes products such as investment risk and analytical services, benefit payments, and other services. Revenue from these products is based generally on the volume of services provided or a fixed fee.
Custody and Fund Administration fees increased in 2024 from 2023 primarily due to favorable markets and net new business. Investment Management fees increased in 2024 from 2023 primarily due to favorable markets and net new business. Securities Lending decreased in 2024 from 2023 primarily due to lower spreads. Other fees increased from the prior-year, primarily due to new business.
The following tables provide a breakdown of the Asset Servicing assets under custody and assets under management.
TABLE 6: ASSET SERVICING ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
North America	$7,286.9	$6,373.4	$5,703.1	14%	12%
Europe, Middle East, and Africa	3,855.0	3,493.9	3,037.6	10	15
Asia Pacific	895.9	847.3	823.3	6	3
Securities Lending	176.2	167.4	148.3	5	13
Total Assets Under Custody	$12,214.0	$10,882.0	$9,712.3	12%	12%

40 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 7: ASSET SERVICING ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
North America	$788.8	$681.3	$586.0	16%	16%
Europe, Middle East, and Africa	154.1	141.8	121.3	9	17
Asia Pacific	40.6	41.5	42.5	(2)	(2)
Securities Lending	176.2	167.4	148.3	5	13
Total Assets Under Management	$1,159.7	$1,032.0	$898.1	12%	15%
Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and assets under management. This securities lending collateral totaled $176.2 billion and $167.4 billion at December 31, 2024 and 2023, respectively.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions increased in 2024 from 2023 primarily due to favorable markets. Global Family Office fee income increased in 2024 from 2023 primarily due to favorable markets and asset inflows.
The following tables provide a summary of Wealth Management assets under custody and assets under management.
TABLE 8: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
Global Family Office	$802.4	$728.0	$614.9	10%	18%
Central	150.2	120.7	124.2	24	(3)
East	111.0	119.8	92.0	(7)	30
West	71.6	66.0	61.2	9	8
Total Assets Under Custody	$1,135.2	$1,034.5	$892.3	10%	16%

TABLE 9: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
Global Family Office	$170.2	$144.3	$119.9	18%	20%
Central	132.7	102.8	110.2	29	(7)
East	87.6	100.0	71.4	(12)	40
West	60.2	55.4	49.9	9	11
Total Assets Under Management	$450.7	$402.5	$351.4	12%	15%
The Wealth Management regions shown are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York, Pennsylvania, and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas, and Washington. Global Family Office provides customized services, including but not limited to investment consulting, global custody, fiduciary, private banking, family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe.
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 10: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2024	2023	CHANGE	2024	2023	CHANGE
S&P 500	5,426	4,282	27%	5,882	4,770	23%
MSCI EAFE (U.S. dollars)	2,326	2,092	11	2,262	2,236	1
MSCI EAFE (local currency)	1,496	1,331	12	1,510	1,393	8

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 11: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2024	2023	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,189	2,162	1%
Barclays Capital Global Aggregate Bond Index	463	471	(2)
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
At December 31, 2024, AUC/A increased from December 31, 2023, primarily reflecting favorable markets and asset inflows, partially offset by unfavorable currency translation.
The following table presents AUC/A by reporting segment.
TABLE 12: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 /2023	2023 /2022
Asset Servicing	$15,640.1	$14,362.6	$12,705.5	9%	13%
Wealth Management	1,147.9	1,042.3	898.5	10	16
Total Assets Under Custody/Administration	$16,788.0	$15,404.9	$13,604.0	9%	13%
The following table presents assets under custody, a component of AUC/A, by reporting segment.
TABLE 13: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 /2023	2023 / 2022
Asset Servicing	$12,214.0	$10,882.0	$9,712.3	12%	12%
Wealth Management	1,135.2	1,034.5	892.3	10	16
Total Assets Under Custody	$13,349.2	$11,916.5	$10,604.6	12%	12%
Consolidated assets under custody increased from the prior year, primarily reflecting favorable markets and asset inflows, partially offset by unfavorable currency translation.
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 14: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2024			2023			2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	49%	62%	50%	46%	60%	47%	44%	56%	45%
Fixed Income Securities	31	13	29	33	13	31	33	15	32
Cash and Other Assets	19	25	20	19	27	21	21	29	22
Securities Lending Collateral	1	—	1	2	—	1	2	—	1

42 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 15: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
Equities	$6,639.0	$5,652.5	$4,810.7	17%	17%
Fixed Income Securities	3,884.9	3,737.1	3,386.1	4	10
Cash and Other Assets	2,648.8	2,359.5	2,259.5	12	4
Securities Lending Collateral	176.5	167.4	148.3	5	13
Total Assets Under Custody	$13,349.2	$11,916.5	$10,604.6	12%	12%
The following table presents Northern Trust’s AUM by reporting segment.
TABLE 16: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
Asset Servicing	$1,159.7	$1,032.0	$898.1	12%	15%
Wealth Management	450.7	402.5	351.4	12	15
Total Assets Under Management	$1,610.4	$1,434.5	$1,249.5	12%	15%
AUM at the end of 2024 increased from 2023. The increase primarily reflected favorable markets and net asset inflows.
The following table presents the investment allocation of Northern Trust’s AUM by reporting segment.
TABLE 17: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2024			2023			2022
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	56%	57%	56%	55%	55%	55%	54%	53%	54%
Fixed Income Securities	11	20	14	11	22	14	12	23	15
Cash and Other Assets	18	23	19	18	23	19	17	24	19
Securities Lending Collateral	15	—	11	16	—	12	17	—	12
Other Noninterest Income
The components of Other Noninterest Income, and a discussion of significant changes during 2024 and 2023, are provided below.
TABLE 18: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2024	2023	2022	2024 / 2023	2023 / 2022
Foreign Exchange Trading Income	$231.2	$203.9	$288.6	13%	(29)%
Treasury Management Fees	35.7	31.6	39.3	13	(20)
Security Commissions and Trading Income	150.5	135.0	136.2	11	(1)
Other Operating Income	1,157.4	228.7	191.3	N/M	19
Investment Security Gains (Losses), net	(189.3)	(169.5)	(214.0)	12%	N/M
Total Other Noninterest Income	$1,385.5	$429.7	$441.4	N/M	(2)%
Foreign Exchange Trading Income
Northern Trust provides foreign exchange services in the normal course of business as an integral part of its custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. Foreign Exchange Trading Income in 2024 increased from 2023, primarily driven by higher trading volumes.
Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., in 2024 increased from 2023, primarily driven by an increase in equity commissions from higher equity trading volumes.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Income
Other Operating Income in 2024 increased from 2023 primarily driven by a $896.7 million gain related to Northern Trust’s participation in an exchange offer related to shares of a class of Visa, Inc. common stock and a $68.1 million gain on the sale of an equity investment, partially offset by mark-to-market activity on existing swap agreements related to shares of a class of Visa, Inc. common stock, including a $12.8 million expense related to litigation escrow funding, as well as losses recognized as a result of a securities repositioning related to the supplemental pension plan and impairment charges taken on certain investments. Please refer to Note 18, “Other Operating Income” and Note 24, “Commitments and Contingent Liabilities” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to Other Operating Income and Visa, respectively.
Investment Security Gains (Losses), Net
Investment Security Gains (Losses), net reflects a $189.3 million loss on the sale of available for sale debt securities in the current period arising from a repositioning of the portfolio. In the prior year, there was $169.5 million of losses on sales of available for sale debt securities also arising from repositionings of the portfolio.
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

44 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 19: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)(1)

	2024			2023			2022
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(8)
INTEREST-EARNING ASSETS
Federal Reserve and Other Central Bank Deposits	$1,735.9	$35,179.9	4.93%	$1,462.3	$31,205.4	4.69%	$472.0	$36,248.8	1.30%
Interest-Bearing Due from and Deposits with Banks(2)	122.6	4,800.8	2.55	130.1	4,333.9	3.00	46.6	4,192.5	1.11
Federal Funds Sold	—	0.4	5.40	0.3	6.1	4.92	0.1	5.5	3.22
Securities Purchased under Agreements to Resell(3)	3,340.2	727.5	459.13	1,585.2	950.9	166.71	103.7	1,071.2	9.68
Debt Securities
Available For Sale	1,443.2	26,871.9	5.37	1,059.7	24,356.6	4.35	612.8	32,060.2	1.91
Held To Maturity	450.8	23,230.7	1.94	478.0	25,511.9	1.87	289.5	22,970.0	1.26
Trading Account	—	—	—	0.1	0.5	13.50	0.4	12.1	3.84
Total Debt Securities	1,894.0	50,102.6	3.78	1,537.8	49,869.0	3.08	902.7	55,042.3	1.64
Loans and Leases(4)	2,571.0	40,916.7	6.28	2,556.8	42,177.0	6.06	1,348.0	41,030.6	3.28
Other Interest-Earning Assets(5)	130.4	2,688.4	4.85	110.0	2,259.0	4.87	50.2	1,248.1	4.03
Total Interest-Earning Assets	9,794.1	134,416.3	7.29	7,382.5	130,801.3	5.64	2,923.3	138,839.0	2.11
Cash and Due from Banks and Other Central Bank Deposits(6)	—	1,698.8	—	—	1,771.6	—	—	2,069.5	—
Other Noninterest-Earning Assets	—	10,518.4	—	—	10,076.3	—	—	11,643.4	—
Total Assets	$—	$146,633.5	—%	$—	$142,649.2	—%	$—	$152,551.9	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$960.7	$26,236.3	3.66%	$689.2	$24,172.4	2.85%	$222.3	$30,205.0	0.74%
Savings Certificates and Other Time	299.3	5,856.9	5.11	151.9	3,341.2	4.54	17.8	1,059.7	1.68
Non-U.S. Offices – Interest-Bearing	2,155.9	63,854.7	3.38	1,844.2	60,008.6	3.07	362.7	65,031.3	0.56
Total Interest-Bearing Deposits	3,415.9	95,947.9	3.56	2,685.3	87,522.2	3.07	602.8	96,296.0	0.63
Federal Funds Purchased	129.2	2,616.4	4.94	256.9	5,144.3	4.99	34.1	1,407.8	2.43
Securities Sold under Agreements to Repurchase(3)	3,280.4	518.5	632.65	1,541.1	401.5	383.84	90.7	433.6	20.94
Other Borrowings(7)	362.7	6,980.3	5.20	542.5	10,339.5	5.25	126.2	5,463.5	2.31
Senior Notes	173.5	2,764.0	6.28	170.0	2,734.0	6.22	92.7	2,756.0	3.36
Long-Term Debt	223.5	4,073.2	5.49	147.2	2,586.0	5.69	44.0	1,258.9	3.49
Total Interest-Bearing Liabilities	7,585.2	112,900.3	6.72	5,343.0	108,727.5	4.91	990.5	107,615.8	0.92
Interest Rate Spread	—	—	0.57	—	—	0.73	—	—	1.19
Demand and Other Noninterest-Bearing Deposits	—	16,752.4	—	—	17,723.3	—	—	29,296.4	—
Other Noninterest-Bearing Liabilities	—	4,681.0	—	—	4,701.6	—	—	4,558.3	—
Stockholders’ Equity	—	12,299.8	—	—	11,496.8	—	—	11,081.4	—
Total Liabilities and Stockholders’ Equity	$—	$146,633.5	—%	$—	$142,649.2	—%	$—	$152,551.9	—%
Less: FTE Adjustment	$31.8	$—	—%	$57.5	$—	—%	$45.6	$—	—%
Net Interest Income/Margin (Unadjusted)	$2,177.1	$—	1.62%	$1,982.0	$—	1.52%	$1,887.2	$—	1.36%
Net Interest Income/Margin (FTE Adjusted)(9)	$2,208.9	$—	1.64%	$2,039.5	$—	1.56%	$1,932.8	$—	1.39%
(1) Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. On the basis of averages, the percentage of total assets attributable to foreign activities was 16%, 18%, and 19% as of December 31, 2024, 2023 and 2022, respectively. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 54%, 55%, and 58% as of December 31, 2024, 2023 and 2022, respectively. For additional information, refer to the Geographic Area Information section of Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $62.4 billion and $29.1 billion in 2024 and 2023, respectively. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.29% and 5.27% in 2024 and 2023, respectively. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.21% and 5.22% in 2024 and 2023, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.
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
(9)A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 20: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2024 VS. 2023 CHANGE DUE TO			2023 VS. 2022 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$195.2	$78.4	$273.6	$(74.4)	$1,064.7	$990.3
Interest-Bearing Due from and Deposits with Banks	13.2	(20.7)	(7.5)	1.7	81.8	83.5
Federal Funds Sold	(0.3)	—	(0.3)	—	0.2	0.2
Securities Purchased under Agreements to Resell(2)	(7.2)	1,762.2	1,755.0	(12.9)	1,494.4	1,481.5
Debt Securities
Available For Sale	117.2	266.3	383.5	(176.9)	623.8	446.9
Held To Maturity	(43.7)	16.5	(27.2)	34.9	153.6	188.5
Trading Account	(0.2)	0.1	(0.1)	(0.7)	0.4	(0.3)
Total Debt Securities	73.3	282.9	356.2	(142.7)	777.8	635.1
Loans and Leases	(77.4)	91.6	14.2	38.6	1,170.2	1,208.8
Other Interest-Earning Assets	20.8	(0.4)	20.4	47.5	12.3	59.8
Total Interest Income	$217.6	$2,194.0	$2,411.6	$(142.2)	$4,601.4	$4,459.2

Interest-Bearing Deposits
Savings, Money Market and Other	$62.7	$208.8	$271.5	$(52.8)	$519.7	$466.9
Savings Certificates and Other Time	126.4	21.0	147.4	74.9	59.2	134.1
Non-U.S. Offices - Interest-Bearing	121.1	190.6	311.7	(30.2)	1,511.7	1,481.5
Total Interest-Bearing Deposits	310.2	420.4	730.6	(8.1)	2,090.6	2,082.5
Federal Funds Purchased	(124.9)	(2.8)	(127.7)	159.3	63.5	222.8
Securities Sold under Agreements to Repurchase(2)	122.1	1,617.2	1,739.3	(7.2)	1,457.6	1,450.4
Other Borrowings	(174.6)	(5.2)	(179.8)	171.8	244.5	416.3
Senior Notes	1.9	1.6	3.5	(0.7)	78.0	77.3
Long-Term Debt	81.7	(5.4)	76.3	64.6	38.6	103.2
Total Interest Expense	$216.4	$2,025.8	$2,242.2	$379.7	$3,972.8	$4,352.5
(Decrease) Increase in Net Interest Income (FTE)	$1.2	$168.2	$169.4	$(521.9)	$628.6	$106.7
(1) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2) Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 20: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2024 vs. 2023 change in Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $1.8 billion and $4.1 million respectively. The 2023 vs. 2022 change attributed to the average balance and the average rate would be $1.2 billion and $294.9 million respectively. Excluding the impact of netting, the 2024 vs. 2023 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $1.7 billion and $(3.7) million respectively. The 2023 vs. 2022 change attributed to the average balance and the average rate would be $1.2 billion and $246.6 million respectively.

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for Loans and Leases, Securities and Other Interest-Earning Assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $31.8 million in 2024, $57.5 million in 2023 and $45.6 million in 2022. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.

Interest revenue on cash collateral positions is reported above within Interest-Bearing Due from and Deposits with Banks, within Loans and Leases, and within Other Interest-Earning Assets. Interest expense on cash collateral positions is reported above within Non-U.S. Offices Interest-Bearing Deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Net Interest Income in 2024 increased from 2023. Net Interest Income, stated on an FTE basis, increased from 2023, due to a higher net interest margin and higher levels of average earning assets. Average earning assets in 2024 increased from 2023, primarily due to higher client deposits, partially offset by lower borrowing activity, the net of which resulted in higher funding of earning assets.
The net interest margin in 2024 increased from 2023. The net interest margin on an FTE basis in 2024 increased from 2023, primarily due to higher average interest rates and a favorable funding mix shift.

46 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal Reserve and Other Central Bank Deposits averaged $35.2 billion in 2024, which increased $4.0 billion, or 13%, from $31.2 billion in 2023, due to deposit inflows. Interest-Bearing Due From and Deposits with Banks averaged $4.8 billion in 2024 and $4.3 billion in 2023. Average Securities were $50.1 billion and increased $0.2 billion, or 0%, from $49.9 billion in 2023. Average taxable Securities were $43.9 billion in 2024 and $46.8 billion in 2023. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $6.2 billion in 2024 and $3.1 billion in 2023.
Loans averaged $40.9 billion in 2024, which decreased $1.2 billion, or 3%, from $42.2 billion in 2023, primarily reflecting lower levels of commercial and institutional and non-U.S. loans, partially offset by higher levels of commercial real estate and private client loans. Commercial and institutional loans averaged $11.1 billion in 2024 and decreased $1.3 billion, or 11%, from $12.4 billion for 2023. Non-U.S. loans averaged $3.0 billion in 2024 and decreased $360.9 million, or 11%, from $3.4 billion for 2023. Residential real estate loans averaged $6.4 billion in both 2024 and 2023. Commercial real estate loans averaged $5.3 billion in 2024 and increased $316.8 million, or 6%, from $5.0 billion for 2023. Private client loans averaged $14.2 billion in 2024 and increased $171.0 million, or 1%, from $14.0 billion for 2023.
Average Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank stock, money market investments, and Federal Reserve stock of $854.8 million, $1,369.3 million, $335.1 million, $92.3 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $8.4 billion, or 10%, to $95.9 billion in 2024 from $87.5 billion in 2023. Interest expense for Interest-Bearing Deposits in the current year was driven by higher interest rates and higher balances. Average Non-U.S. Offices Interest-Bearing Deposits comprised 67% and 69% of total average Interest-Bearing Deposits for the years ended December 31, 2024 and 2023, respectively. Average Total Interest-Bearing Liabilities increased $4.2 billion, or 4%, to $112.9 billion in 2024 from $108.7 billion in 2023. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-bearing funds decreased $0.6 billion, or 3%, to $21.5 billion in 2024 from $22.1 billion in 2023, primarily resulting from lower levels of Demand and Other Noninterest-Bearing Deposits. Average Demand and Other Noninterest-Bearing Deposits decreased $1.0 billion, or 5%, to $16.8 billion in 2024 from $17.7 billion in 2023. The average rate on total source of funds was 5.65% in 2024 and 4.07% in 2023.
Stockholders’ Equity
Stockholders’ Equity averaged $12.3 billion in 2024, compared with $11.5 billion in 2023. The increase in average Stockholders’ Equity of $803.0 million, or 7%, was primarily due to higher Retained Earnings. During the year ended December 31, 2024, the Corporation maintained its quarterly common stock dividend at $0.75 per share. During the year ended December 31, 2024, the Corporation, through common stock dividends and repurchases of 10,489,770 shares of common stock, returned $1.5 billion in capital to common stockholders. During the year ended December 31, 2023, the Corporation, through common stock dividends and repurchases of 4,384,678 shares of common stock, returned $977.7 million in capital to common stockholders.
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
Provision for Credit Losses
There was a negative Provision for Credit Losses of $3.0 million in 2024, as compared to a Provision for Credit Losses of $24.5 million in 2023. The negative provision during 2024 resulted from decreases in both individual and collective reserves. The decrease in individual reserves was driven by one Commercial loan charge-off. The decrease in collective reserves was primarily in held to maturity securities driven by methodology changes and improvements in portfolio quality partially offset by an increase in the Commercial Real Estate (CRE) portfolio, driven by deterioration in portfolio quality. The prior-year provision primarily reflected an increase in the reserve evaluated on a collective basis within the CRE portfolio, driven by an increase in the size and duration of the portfolio, weaker economic projections for the industry, methodology updates, and credit quality deterioration on a small number of loans.
Net charge-offs in 2024 totaled $11.3 million resulting from $15.5 million of charge-offs and $4.2 million of recoveries, compared to net charge-offs of $5.0 million in 2023 resulting from $8.7 million of charge-offs and $3.7 million of recoveries. For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
Noninterest Expense for 2024 increased from 2023, primarily reflecting increased Compensation, Equipment and Software, and Outside Services expense, partially offset by lower Other Operating Expense.
The components of Noninterest Expense and a discussion of significant changes during 2024 and 2023 are provided below.
TABLE 21: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2024	2023	2022	2024 / 2023	2023 / 2022
Compensation	$2,471.1	$2,321.8	$2,248.0	6%	3%
Employee Benefits	417.8	405.2	437.4	3	(7)
Outside Services	998.0	906.5	880.3	10	3
Equipment and Software	1,075.0	945.5	838.8	14	13
Occupancy	216.8	232.3	219.1	(7)	6
Other Operating Expense	455.2	472.9	359.3	(4)	32
Total Noninterest Expense	$5,633.9	$5,284.2	$4,982.9	7%	6%
Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2024 from 2023, primarily due to higher severance-related charges and an increase to base pay adjustments. Severance-related charges were $81.8 million in 2024 as compared to $36.7 million in 2023. Full-time equivalent employees totaled approximately 23,300 at December 31, 2024, up 1% from approximately 23,100 at December 31, 2023.
Outside Services
Outside Services expense in 2024 increased from 2023, primarily reflecting higher consulting services and higher technical services.
Equipment and Software
Equipment and Software expense in 2024 increased from 2023, primarily due to higher software amortization and higher software support and rental expense.
Occupancy
Occupancy expense in 2024 decreased from 2023, primarily due to charges related to early lease exists recorded during the prior-year period.
Other Operating Expense
Other Operating Expense in 2024 decreased from 2023 primarily due to an $84.6 million FDIC special assessment and a $25.6 million charge related to the write-off of an investment in a client capability, both recorded in the prior year, partially offset by a $70.0 million charitable contribution, a $10.6 million legal settlement, and $14.7 million of additional expense related to the FDIC special assessment, recorded in the current year. Please refer to Note 24, “Commitments and Contingent Liabilities” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to the FDIC special assessment.
Please refer to Note 19, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating expenses.
Provision for Income Taxes
The 2024 Provision for Income Taxes was $628.4 million, representing an effective rate of 23.6%. This compares with a Provision for Income Taxes of $357.5 million and an effective rate of 24.4% in 2023.
See Note 20, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.

48 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REPORTING SEGMENTS AND RELATED
INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2024 compared to 2023. For a discussion related to the consolidated results of operations by reporting segment for 2023 compared to 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Form 10-K, which was filed with the SEC on February 27, 2024.
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
Equity is allocated to the reporting segments based on a variety of factors including, but not limited to, risk, regulatory considerations, and internal metrics. Allocations of equity and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.
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
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $132.0 million decrease and a $132.0 million increase in Net Interest Income, respectively, for the year ended December 31, 2024. Prior-year segment results have not been revised to reflect this methodology change.
The following tables reflect the earnings contribution and certain average balances of Northern Trust’s reporting segments for the years ended December 31, 2024, 2023, and 2022.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING			WEALTH MANAGEMENT
FOR THE YEAR ENDED DECEMBER 31	2024	2023	2022	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,632.8	$2,461.9	$2,496.3	$2,095.0	$1,899.9	$1,936.3
Foreign Exchange Trading Income (Loss)	247.2	213.0	281.0	(16.0)	(9.1)	7.6
Other Noninterest Income	271.9	263.4	250.7	140.3	150.8	137.7
Total Noninterest Income	3,151.9	2,938.3	3,028.0	2,219.3	2,041.6	2,081.6
Net Interest Income(1)	1,216.0	1,197.3	1,072.7	993.4	842.2	860.1
Revenue(1)	4,367.9	4,135.6	4,100.7	3,212.7	2,883.8	2,941.7
Provision for Credit Losses	(4.6)	0.5	2.4	8.8	24.0	9.6
Noninterest Expense
Compensation	1,016.3	970.2	948.5	578.0	557.8	520.4
Employee Benefits	201.5	197.1	190.7	87.7	84.2	86.8
Outside Services	437.0	449.8	433.5	45.2	41.9	41.3
Allocated Expense	1,660.5	1,469.5	1,344.8	1,202.5	1,125.4	1,109.2
Other Segment Items(2)	175.4	186.6	175.2	77.6	73.0	57.8
Total Noninterest Expense	3,490.7	3,273.2	3,092.7	1,991.0	1,882.3	1,815.5
Income before Income Taxes(1)	881.8	861.9	1,005.6	1,212.9	977.5	1,116.6
Provision for Income Taxes(1)	193.7	187.1	243.2	304.9	245.9	310.0
Net Income	$688.1	$674.8	$762.4	$908.0	$731.6	$806.6
Percentage of Consolidated Net Income	34%	61%	57%	45%	66%	60%
Average Assets	$107,784.1	$101,472.6	$115,646.4	$38,482.6	$41,176.6	$36,905.5
Average Loans	$6,315.5	$7,372.6	$7,208.0	$34,601.2	$34,804.4	$33,822.6
Average Deposits	$86,775.3	$81,812.6	$96,166.1	$25,558.2	$23,432.9	$29,426.3
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.

($ In Millions)	OTHER			TOTAL CONSOLIDATED
FOR THE YEAR ENDED DECEMBER 31	2024	2023	2022	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$—	$—	$—	$4,727.8	$4,361.8	$4,432.6
Foreign Exchange Trading Income	—	—	—	231.2	203.9	288.6
Other Noninterest Income (Loss)	742.1	(188.4)	(235.6)	1,154.3	225.8	152.8
Total Noninterest Income	742.1	(188.4)	(235.6)	6,113.3	4,791.5	4,874.0
Net Interest Income	(32.3)	(57.5)	(45.6)	2,177.1	1,982.0	1,887.2
Revenue	709.8	(245.9)	(281.2)	8,290.4	6,773.5	6,761.2
Provision for Credit Losses	(7.2)	—	—	(3.0)	24.5	12.0
Noninterest Expense
Compensation	876.8	793.8	779.1	2,471.1	2,321.8	2,248.0
Employee Benefits	128.6	123.9	159.9	417.8	405.2	437.4
Outside Services	515.8	414.8	405.5	998.0	906.5	880.3
Allocated Expense	(2,863.0)	(2,594.9)	(2,454.0)	—	—	—
Other Segment Items(1)	1,494.0	1,391.1	1,184.2	1,747.0	1,650.7	1,417.2
Total Noninterest Expense	152.2	128.7	74.7	5,633.9	5,284.2	4,982.9
Income before Income Taxes	564.8	(374.6)	(355.9)	2,659.5	1,464.8	1,766.3
Provision for Income Taxes	129.8	(75.5)	(122.9)	628.4	357.5	430.3
Net Income	$435.0	$(299.1)	$(233.0)	$2,031.1	$1,107.3	$1,336.0
Percentage of Consolidated Net Income	21%	(27)%	(17)%	100%	100%	100%
Average Assets	$366.8	$—	$—	$146,633.5	$142,649.2	$152,551.9
Average Loans	$—	$—	$—	$40,916.7	$42,177.0	$41,030.6
Average Deposits	$366.8	$—	$—	$112,700.3	$105,245.5	$125,592.4
(1) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.

50 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment results are stated on an FTE basis which has no impact on Net Income. Net Interest Income on an FTE basis includes FTE adjustments of $31.8 million, $57.5 million, and $45.6 million for 2024, 2023, and 2022, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
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
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Foreign Exchange Trading Income
Foreign Exchange Trading Income for 2024 increased from 2023, primarily driven by higher client volumes.
Asset Servicing Provision for Credit Losses
There was a negative Provision for Credit Losses of $4.6 million for 2024 compared to a Provision for Credit Losses of $0.5 million for 2023. The 2024 negative Provision for Credit Losses was primarily in the Commercial and Institutional (C&I) portfolio, driven by an improvement in credit quality. The Provision for Credit Losses during 2023 primarily reflected a deterioration in credit quality on a small number of loans at the time, offset by a better overall macroeconomic outlook.
Asset Servicing Noninterest Expense
Asset Servicing Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2024 from 2023. The increase primarily reflects higher expense allocations and an increase in Compensation expense due to higher severance related charges.
Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management is one of the largest providers of advisory services in the United States with AUC/A, assets under custody, and AUM of $1.1 trillion, $1.1 trillion, and $450.7 billion, respectively, at December 31, 2024. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore and Abu Dhabi.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Other Noninterest Income
Other Noninterest Income for 2024 decreased from 2023, primarily due to lower credit-related fees and swap fees; partially offset by an increase in core brokerage related fees.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2024 increased from 2023, primarily due to the change in reporting segment allocation methodology beginning in 2024 noted above and higher deposit balances. Net interest margin on an FTE basis increased to 2.63% for 2024 from 2.20% in 2023.
Wealth Management Provision for Credit Losses
There was a Provision for Credit Losses of $8.8 million for 2024 compared to a Provision for Credit Losses of $24.0 million in 2023. The Provision for Credit Losses during 2024 was primarily due to an increase in the collective reserve, primarily in the C&I portfolio, driven by a small number of downgrades and increased duration, and the CRE portfolio, driven by exposure and portfolio quality; partially offset by a decrease in individual reserves, driven by a Commercial loan charge-off. The Provision for Credit Losses during 2023 reflected an increase in the reserve evaluated on a collective basis relating to the CRE portfolio, driven by an increase in exposure and duration of the portfolio, weaker economic projections for the industry, methodology updates, and portfolio quality at the time.
Wealth Management Noninterest Expense
Wealth Management Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2024 from 2023. The increase primarily reflects higher expense allocations and Compensation expense due to headcount and base pay adjustments.
Other
Other includes expenses for Asset Management, corporate and support functions not directly incurred by, but ultimately allocated back to, our two client-focused reporting segments. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are retained within Other. Other also includes the FTE adjustments of $31.8 million, $57.5 million, and $45.6 million for 2024, 2023, and 2022, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
Other—Noninterest Income (Loss)
Noninterest Income (Loss) in 2024 primarily reflected the gain related to the net impact from the Visa-related transactions and the gain related to the sale of an equity investment, partially offset by the loss on sale of available for sale debt securities arising from a repositioning of the portfolio in the first quarter of 2024. In the prior year, there was $169.5 million of losses on sales of available for sale debt securities recognized in Investment Security Gains (Losses), net, in conjunction with repositionings of the portfolio.
Other—Noninterest Expense
Noninterest Expense in 2024 included a $70.0 million charitable contribution to the Northern Trust Foundation, a $14.7 million expense related to the FDIC special assessment, a $10.6 million legal settlement, and non-allocated occupancy expense primarily arising from early lease exits.
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

52 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At December 31, 2024, Northern Trust managed $1.6 trillion in assets for personal and institutional clients, including $1.2 trillion for Asset Servicing clients and $450.7 billion for Wealth Management clients. The following table presents consolidated AUM as of December 31, 2024, 2023 and 2022 by investment type.
TABLE 23: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2024	2023	2022	2024 / 2023	2023 / 2022
Equities	$903.1	$785.5	$671.3	15%	17%
Fixed Income Securities	217.5	203.4	186.5	7	9
Cash and Other Assets	313.3	278.2	243.4	13	14
Securities Lending Collateral	176.5	167.4	148.3	5	13
Total Assets Under Management	$1,610.4	$1,434.5	$1,249.5	12%	15%
AUM increased at year-end 2024 from year-end 2023. The increase primarily reflected favorable markets and net asset inflows. The following table presents activity in consolidated AUM by product during the years ended December 31, 2024, 2023 and 2022.
TABLE 24: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

(In Billions)	2024	2023	2022
Balance as of January 1	$1,434.5	$1,249.5	$1,607.1
Inflows by Product
Equities	193.8	206.4	187.7
Fixed Income	76.1	57.8	48.7
Cash and Other Assets	2,562.4	2,012.5	643.2
Securities Lending Collateral	269.2	238.3	235.3
Total Inflows	3,101.5	2,515.0	1,114.9
Outflows by Product
Equities	(207.5)	(224.5)	(231.9)
Fixed Income	(66.8)	(57.1)	(55.5)
Cash and Other Assets	(2,507.5)	(1,970.3)	(743.2)
Securities Lending Collateral	(260.2)	(219.2)	(282.6)
Total Outflows	(3,042.0)	(2,471.1)	(1,313.2)
Net Inflows (Outflows)	59.5	43.9	(198.3)
Market Performance, Currency & Other
Market Performance & Other	121.3	133.8	(143.0)
Currency	(4.9)	7.3	(16.3)
Total Market Performance, Currency & Other	116.4	141.1	(159.3)
Balance as of December 31	$1,610.4	$1,434.5	$1,249.5

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.
TABLE 25: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2024	DECEMBER 31, 2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$38.8	$34.3	$4.5	13%
Interest-Bearing Due from and Deposits with Banks(1)	5.6	5.3	0.3	6
Securities Purchased under Agreements to Resell	0.4	0.8	(0.4)	(46)
Total Debt Securities	51.3	49.3	2.0	4
Loans	43.4	47.6	(4.2)	(9)
Other Interest-Earning Assets(2)	2.7	3.1	(0.4)	(12)
Total Earning Assets	142.2	140.4	1.8	1
Total Assets	155.5	150.8	4.7	3
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	98.1	93.3	4.8	5
Demand and Other Noninterest-Bearing Deposits	24.4	22.8	1.6	7
Federal Funds Purchased	2.2	3.0	(0.8)	(29)
Securities Sold under Agreements to Repurchase	0.5	0.8	(0.3)	(41)
Other Borrowings(3)	6.5	6.6	(0.1)	(1)
Total Stockholders’ Equity	12.8	11.9	0.9	7
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
(3) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.

TABLE 26: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	TWELVE MONTHS ENDED DECEMBER 31,
($ In Billions)	2024	2023	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$35.2	$31.2	$4.0	13%
Interest-Bearing Due from and Deposits with Banks(1)	4.8	4.3	0.5	11
Securities Purchased under Agreements to Resell	0.7	1.0	(0.3)	(23)
Total Debt Securities	50.1	49.9	0.2	—
Loans	40.9	42.2	(1.3)	(3)
Other Interest-Earning Assets(2)	2.7	2.2	0.5	19
Total Earning Assets	134.4	130.8	3.6	3
Total Assets	146.6	142.6	4.0	3
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	95.9	87.5	8.4	10
Demand and Other Noninterest-Bearing Deposits	16.8	17.7	(0.9)	(5)
Federal Funds Purchased	2.6	5.1	(2.5)	(49)
Securities Sold under Agreements to Repurchase	0.5	0.4	0.1	29
Other Borrowings(3)	7.0	10.3	(3.3)	(32)
Total Stockholders’ Equity	12.3	11.5	0.8	7
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
(3) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets increased from the prior year primarily due to higher client deposits, partially offset by lower borrowing activity, the net of which resulted in higher funding of earning assets.

54 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders’ Equity. The increase in average Stockholders’ Equity was primarily due to higher Retained Earnings.
During the year ended December 31, 2024, the Corporation declared cash dividends totaling $608.4 million to common stockholders and repurchased 10,489,770 shares of common stock, including 424,806 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $937.8 million ($89.41 average price per share). During the year ended December 31, 2024, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality
Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's held to maturity (HTM) debt securities and available for sale (AFS) debt securities by security type as of December 31, 2024. Depending on market conditions, Northern Trust continuously seeks to optimize its securities portfolio, including through purchases and sales of AFS debt securities from time to time.
TABLE 27: REMAINING MATURITY AND AVERAGE YIELD OF HELD TO MATURITY AND AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2024
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Available for Sale Debt Securities
U.S. Government	$7,367.5	4.16%	$396.2	3.47%	$5,309.3	4.24%	$1,662.0	4.06%	$—	—%	41 mos.
Obligations of States and Political Subdivisions	297.6	2.07	—	—	232.0	1.99	65.6	2.35	—	—	57 mos.
Government Sponsored Agency	13,288.9	5.17	3,065.5	5.19	7,077.9	5.15	2,362.9	5.21	782.6	5.13	45 mos.
Non-U.S. Government	296.8	1.93	—	—	296.8	1.93	—	—	—	—	24 mos.
Corporate Debt	163.8	2.84	124.9	3.07	38.9	2.11	—	—	—	—	8 mos.
Covered Bonds	230.9	4.24	—	—	230.9	4.24	—	—	—	—	22 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,583.1	4.12	169.6	2.30	4,129.9	4.19	283.6	4.15	—	—	34 mos.
Other Asset-Backed	2,182.7	5.38	49.7	3.75	1,552.7	5.10	474.1	6.26	106.2	6.28	50 mos.
Commercial Mortgage-Backed	590.2	4.85	44.8	3.92	518.6	5.06	26.8	2.35	—	—	25 mos.
Total Available for Sale Debt Securities	$29,001.5	4.67%	$3,850.7	4.79%	$19,387.0	4.59%	$4,875.0	4.80%	$888.8	5.27%	42 mos.
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,548.2	3.48%	$115.3	3.47%	$1,387.7	3.36%	892.9	3.55%	$152.3	4.04%	59 mos.
Government Sponsored Agency	8,635.0	2.07	888.5	2.65	3,358.8	2.19	2,771.9	1.81	1,615.8	1.93%	73 mos.
Non-U.S. Government	3,735.8	0.80	2,697.3	0.98	1,038.5	0.32	—	—	—	—%	8 mos.
Corporate Debt	351.6	1.26	142.3	0.33	194.7	2.04	14.6	(0.20)	—	—%	15 mos.
Covered Bonds	1,776.8	2.56	475.3	3.22	1,178.7	2.13	122.8	4.14	—	—%	25 mos.
Certificates of Deposit	336.0	3.15	336.0	3.15	—	—	—	—	—	—%	0 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.31	2,126.2	1.46	2,015.4	1.16	5.3	(0.35)	—	—%	16 mos.
Other Asset-Backed	107.1	6.56	—	—	77.8	6.59	29.3	6.48	—	—%	54 mos.
Commercial Mortgage-Backed	37.6	5.69	—	—	37.6	5.69	—	—	—	—%	29 mos.
Other	621.7	1.66	61.4	1.21	327.8	2.23	50.4	2.48	182.1	0.55	101 mos.
Total Held to Maturity Debt Securities	$22,296.7	1.93%	$6,842.3	1.64%	$9,617.0	1.98%	$3,887.2	2.32%	$1,950.2	1.97%	45 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

56 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Northern Trust maintains a high quality debt securities portfolio. The following tables provide the book value of debt securities by credit rating using ratings from Moody’s, S&P Global or Fitch Ratings. Book value is fair value for AFS debt securities and amortized cost for HTM debt securities. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 28: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$7,367.5	$—	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	38.5	259.1	—	—	—	297.6
Government Sponsored Agency	13,288.9	—	—	—	—	13,288.9
Non-U.S. Government	296.8	—	—	—	—	296.8
Corporate Debt	4.6	54.7	104.5	—	—	163.8
Covered Bonds	230.9	—	—	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,021.4	446.6	115.1	—	—	4,583.1
Other Asset-Backed	2,182.7	—	—	—	—	2,182.7
Commercial Mortgage-Backed	571.2	19.0	—	—	—	590.2
Total Available for Sale	$28,002.5	$779.4	$219.6	$—	$—	$29,001.5
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Total Debt Securities	$43,783.4	$4,183.5	$2,428.3	$312.6	$590.4	$51,298.2
Percent of Total Debt Securities	85%	8%	5%	1%	1%	100%

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AS OF DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$3,622.2	$—	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	38.1	257.7	—	—	—	295.8
Government Sponsored Agency	11,553.0	—	—	—	—	11,553.0
Non-U.S. Government	264.4	—	—	—	—	264.4
Corporate Debt	24.7	87.0	157.4	—	10.4	279.5
Covered Bonds	325.3	—	21.8	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,353.5	334.0	212.4	—	—	2,899.9
Other Asset-Backed	2,962.6	—	—	—	—	2,962.6
Commercial Mortgage-Backed	865.3	—	—	—	—	865.3
Total Available for Sale	$22,009.1	$678.7	$391.6	$—	$10.4	$23,089.8
Percent of Total Available for Sale	95%	3%	2%	—%	—%	100%
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$954.7	$1,609.0	$—	$—	$0.2	$2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total Held to Maturity	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total Held to Maturity	70%	16%	11%	1%	2%	100%
Total Debt Securities	$40,243.5	$4,936.4	$3,226.3	$334.0	$571.3	$49,311.5
Percent of Total Debt Securities	82%	10%	7%	1%	1%	100%
As of both December 31, 2024 and December 31, 2023, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”

58 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans
For additional information relating to the loan portfolio, refer to Note 5, “Loans,” and Note 7, “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”
The following table presents the remaining maturity of loans by segment and class as of December 31, 2024.
TABLE 29: REMAINING MATURITY OF LOANS

	DECEMBER 31, 2024
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$10,537.1	$4,660.3	$5,624.4	$252.3	$0.1
Commercial Real Estate	5,314.2	1,376.1	3,302.6	635.5	—
Other	2,313.6	2,313.6	—	—	—
Personal
Private Client	15,848.8	10,311.4	5,388.3	148.8	0.3
Residential Real Estate	6,109.9	267.3	892.4	1,576.0	3,374.2
Other	478.4	478.4	—	—	—
Total U.S.	$40,602.0	$19,407.1	$15,207.7	$2,612.6	$3,374.6
Non-U.S.:
Non-U.S. - Commercial	$2,113.9	$2,068.9	$45.0	$—	$—
Non-U.S. - Personal	674.7	357.1	256.8	31.1	29.7
Total Non-U.S.	$2,788.6	$2,426.0	$301.8	$31.1	$29.7
Total Loans	$43,390.6	$21,833.1	$15,509.5	$2,643.7	$3,404.3
Note: Non-U.S. and Other U.S. loans primarily include short duration exposures related to custodied client investments.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 30: INTEREST RATE SENSITIVITY OF LOANS

	DECEMBER 31, 2024
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$248.0	$109.5	$110.9	$27.5	$0.1
Commercial Real Estate	177.6	22.1	138.9	16.6	—
Non-U.S.	26.9	26.9	—	—	—
Total Commercial	$452.5	$158.5	$249.8	$44.1	$0.1
Personal
Private Client	$368.6	$241.9	$126.0	$0.5	$0.2
Residential Real Estate	699.7	64.9	262.5	362.3	10.0
Non-U.S.	8.4	0.2	8.2	—	—
Total Personal	$1,076.7	$307.0	$396.7	$362.8	$10.2
Total Fixed Rate	$1,529.2	$465.5	$646.5	$406.9	$10.3
Variable Rate:
Commercial
Commercial and Institutional	$10,289.1	$4,550.8	$5,513.5	$224.8	$—
Commercial Real Estate	5,136.6	1,354.0	3,163.7	618.9	—
Non-U.S.	2,087.0	2,042.0	45.0	—	—
Other	2,313.6	2,313.6	—	—	—
Total Commercial	$19,826.3	$10,260.4	$8,722.2	$843.7	$—
Personal
Private Client	$15,480.2	$10,069.5	$5,262.3	$148.3	$0.1
Residential Real Estate	5,410.2	202.4	629.9	1,213.7	3,364.2
Non-U.S.	666.3	356.9	248.6	31.1	29.7
Other	478.4	478.4	—	—	—
Total Personal	$22,035.1	$11,107.2	$6,140.8	$1,393.1	$3,394.0
Total Variable Rate	$41,861.4	$21,367.6	$14,863.0	$2,236.8	$3,394.0
Total Loans	$43,390.6	$21,833.1	$15,509.5	$2,643.7	$3,404.3
Nonaccrual Assets and 90 Days Past Due Loans
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is composed of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiation and renewals. For additional information relating to nonaccrual loans, refer to Note 5, “Loans,” provided in Item 8, “Financial Statements and Supplementary Data.”

60 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2024 and 2023.
TABLE 31: NONACCRUAL ASSETS

($ In Millions)	DECEMBER 31, 2024		2024 % OF TOTAL NONACCRUAL LOANS	DECEMBER 31, 2023	2023 % OF TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$29.8		53%	$16.3	26%
Commercial Real Estate	5.6		10	—	—
Non-U.S.	0.5		1	—	—%
Total Commercial	$35.9		64%	$16.3	26%
Personal
Private Client	$2.3		4%	$20.3	32%
Residential Real Estate	17.8		32	27.0	42
Total Personal	$20.1		36%	$47.3	74%
Total Nonaccrual Loans	56.0			63.6
Other Real Estate Owned	—			1.5
Total Nonaccrual Assets	$56.0			$65.1
90 Day Past Due Loans Still Accruing	$82.3			$20.1
Nonaccrual Loans to Total Loans	0.13%			0.13%
Nonaccrual Coverage (Loans Allowance / Nonaccrual Loans)	3.0	x		2.8x
Nonaccrual assets as of December 31, 2024 decreased from December 31, 2023, primarily due to a private client loan payoff, partially offset by the addition of one commercial loan during the current year. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
As of December 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $168.0 million, $30.4 million, $6.5 million, and $1.0 million, respectively. As of December 31, 2023, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $178.7 million, $26.9 million, $12.7 million, and $0.9 million, respectively. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the years ended December 31, 2024 and 2023 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the net recoveries (charge-offs) to average loans and leases by segment and class at December 31, 2024, 2023, and 2022.
TABLE 32: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS AND LEASES

($ in Millions)	2024	2023	2022
Net Recoveries (Charge-Offs) to Select Average Loans and Leases(1)
Commercial
Commercial and Institutional	(0.12)%	—%	—%
Commercial Real Estate	(0.05)	(0.10)	0.05
Lease Financing, net(2)	—	—	(61.3)
Total Commercial	(0.09)	(0.03)	(0.02)
Personal
Private Client	—	—	—
Residential Real Estate	0.06	0.02	0.11
Total Personal	0.02	0.01	0.03
Total Net Recoveries (Charge-Offs) to Select Average Loans and Leases(1)	(0.03)%	(0.01)%	0.01%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$(12.8)	$0.2	$0.1
Commercial Real Estate	(2.4)	(5.2)	2.2
Lease Financing, net	—	—	(4.9)
Total Select Commercial(3)	(15.2)	(5.0)	(2.6)
Personal
Private Client	—	0.4	—
Residential Real Estate	3.9	1.3	6.8
Total Personal	3.9	1.7	6.8
Total Net Recoveries (Charge-Offs)(3)	$(11.3)	$(3.3)	$4.2
Average Loans and Leases
Commercial
Commercial and Institutional	$11,127.6	$12,438.9	$12,258.9
Commercial Real Estate	5,298.5	4,981.6	4,432.2
Lease Financing, net	—	—	8.0
Total Select Commercial(1)	16,426.1	17,420.5	16,699.1
Personal
Private Client	14,171.2	14,000.2	13,877.9
Residential Real Estate	6,389.6	6,390.7	6,352.5
Total Select Personal(1)	20,560.8	20,390.9	20,230.4
Total Select Average Loans and Leases(1)	$36,986.9	$37,811.4	$36,929.5
(1) The table excludes the Other and Non-U.S. average loan segments.
(2) The ratio reflects a charge-off in the third quarter of 2022 in association with a sale of the last lease remaining in Northern Trust’s lease portfolio. As of December 31, 2024, December 31, 2023 and December 31, 2022, there were no leases outstanding.
(3) As of December 31, 2023, there was a $0.5 million net charge-off in other commercial which was not reflected as the segment is excluded from the table above.
Net recoveries (charge-offs) for the Non-U.S. segment was zero and therefore the ratio of net recoveries (charge-offs) to average loans and leases was excluded from the above table. Total average loans and leases for all loan portfolio categories were $40.9 billion, $42.2 billion, and $41.0 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

62 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides the allowance evaluated on an individual and collective basis for the loans portfolio by segment and class at December 31, 2024 and 2023.
TABLE 33: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2024		2023
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$3.2	—%	$13.4	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	59.3	24	57.2	24
Commercial Real Estate	105.3	12	101.4	11
Non-U.S.	1.0	5	1.6	6
Other	—	4	0.1	13
Total Commercial	165.6	45	160.3	54
Personal
Private Client	9.7	36	12.0	30
Residential Real Estate	18.7	14	18.8	13
Non-U.S.	1.2	2	1.1	1
Other	—	1	—	2
Total Personal	29.6	53	31.9	46
Total Allowance Evaluated on a Collective Basis	$195.2		$192.2
Total Allowance for Credit Losses	$198.4		$205.6
Allowance Assigned to:
Loans	$168.0		$178.7
Undrawn Commitments and Standby Letters of Credit(1)	30.4		26.9
Total Allowance for Credit Losses	$198.4		$205.6
Allowance Assigned to Loans to Total Loans	0.39%		0.38%
(1) The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets.
Allowance Related to Credit Exposure Evaluated on an Individual Basis: The allowance evaluated on an individual basis is determined through individual evaluations of loans and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9. These evaluations are based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.
The allowance evaluated on an individual basis for Loans decreased $10.2 million from $13.4 million at December 31, 2023 to $3.2 million at December 31, 2024, primarily attributable to a commercial loan charge-off in 2024.
Allowance Related to Credit Exposure Evaluated on a Collective Basis: The allowance evaluated on a collective basis for loans decreased $0.5 million to $164.8 million at December 31, 2024, compared with $165.3 million at December 31, 2023. The allowance evaluated on a collective basis for undrawn loan commitments and letters of credit increased $3.5 million to $30.4 million at December 31, 2024, compared with $26.9 million at December 31, 2023, primarily in the C&I portfolio, driven by portfolio changes.
Capital Expenditures
Capital expenditures for 2024 totaled $745.5 million, of which $644.0 million was for software, $49.3 million was for computer hardware, $45.0 million was for building and leasehold improvements, and $7.2 million was for furnishings.
Capital expenditures for 2023 totaled $675.8 million, of which $559.3 million was for software, $56.4 million was for computer hardware, $56.0 million was for building and leasehold improvements, and $4.1 million was for furnishings.
Software amortization and depreciation on computer hardware are charged to Equipment and Software expense. Depreciation on building and leasehold improvements and on furnishings is charged to Occupancy expense and Equipment and Software expense, respectively.
Northern Trust’s technology investments support our core objectives to modernize the infrastructure, enhance resiliency, and develop capabilities so that we continue to deliver secure and innovative solutions to clients across the globe.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to information technology, Northern Trust continues to invest in renovation and relocation projects to optimize our real estate footprint and modernize our existing offices for new ways of working.

Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2024. For additional information, refer to Note 11, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”
TABLE 34: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2024
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$3,354.7	$2,116.1	$5,470.8
Over 3 Months through 6 Months	828.7	50.8	879.5
Over 6 Months through 12 Months	661.7	—	661.7
Over 12 Months	101.4	—	101.4
Total	$4,946.5	$2,166.9	$7,113.4
Deposits not insured by the FDIC as of December 31, 2024 and 2023 totaled $115.4 billion and $109.9 billion, respectively. These deposit amounts are derived by adding estimated U.S. office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all non-U.S. office deposits. Estimated uninsured U.S. office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.

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

64 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present selected average assets and liabilities attributable to non-U.S. operations (based on the obligor’s domicile). For additional information refer to Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
TABLE 35: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2024	2023
Total Assets	$23,565.3	$24,927.8
Time Deposits with Banks	1,626.0	1,847.7
Loans	1,768.9	2,349.5
Non-U.S. Investments	12,814.6	14,565.0
Total Liabilities	72,150.2	67,964.2
Deposits	70,364.5	66,232.9
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2024, 2023, and 2022.
TABLE 36: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$(486.0)	$2,625.6	$2,392.4
Investing activities	(2,563.5)	4,784.1	25,929.8
Financing activities	3,439.5	(7,182.6)	(26,437.4)
Effect of Foreign Currency Exchange Rates on Cash	(504.3)	(89.8)	(287.4)
Change in Cash and Due from Banks	$(114.3)	$137.3	$1,597.4
Operating Activities
Net cash used in operating activities of $486.0 million for the year ended December 31, 2024 was primarily attributable to higher net collateral deposited with derivative counterparties and pension plan contributions.
For the year ended December 31, 2023, net cash provided by operating activities of $2.6 billion was primarily attributable to period earnings and the impact of other operating activities, net.
Investing Activities
Net cash used in investing activities of $2.6 billion for the year ended December 31, 2024 was primarily attributable to net purchases of available for sale debt securities and lower levels of deposits with the Federal Reserve and other central banks, partially offset by lower levels of loans, net proceeds from held to maturity debt securities, and the proceeds from the sale of Visa Class C common shares.
For the year ended December 31, 2023, net cash provided by investing activities of $4.8 billion was primarily attributable to lower levels of deposits with the Federal Reserve and other central banks and net proceeds from available for sale debt securities, partially offset by higher levels of loans.
Financing Activities
Net cash provided by financing activities of $3.4 billion for the year ended December 31, 2024 was primarily attributable to increased levels of total deposits, partially offset by common stock repurchases and lower levels of federal funds purchased. The increase in total deposits was primarily attributable to non-U.S. offices and savings certificates and other time deposits.
For the year ended December 31, 2023, net cash used in financing activities of $7.2 billion was primarily attributable to decreased levels of total deposits. The decrease in total deposits was primarily attributable to lower levels of savings, money market and other interest-bearing.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 65

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
Capital levels increased in 2024 as average stockholders’ equity increased $803.0 million, or 7%, to $12.3 billion. Total stockholders’ equity was $12.8 billion at December 31, 2024, as compared to $11.9 billion at December 31, 2023. Preferred dividends totaling $41.8 million were declared in 2024. During 2024, the Corporation maintained its quarterly common stock dividend at $0.75 per common share. Common dividends totaling $608.4 million were declared in 2024. During the year ended December 31, 2024, the Corporation repurchased 10,489,770 shares of common stock, including 424,806 shares withheld related to share-based compensation, at an average price per share of $89.41.
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. As required by the Dodd-Frank Act, the lower of each capital ratio calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2024 and 2023.

66 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 37: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2024		DECEMBER 31, 2023
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$11,903.5	$11,903.5	$11,013.1	$11,013.1
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(699.0)	(699.0)	(722.2)	(722.2)
Other	(166.3)	(166.3)	(111.5)	(111.5)
Total Common Equity Tier 1 Capital	11,038.2	11,038.2	10,179.4	10,179.4
Additional Tier 1 Capital
Preferred Stock	884.8	884.8	884.9	884.9
Other	(52.8)	(52.8)	(40.4)	(40.4)
Total Additional Tier 1 Capital	832.0	832.0	844.5	844.5
Total Tier 1 Capital	11,870.2	11,870.2	11,023.9	11,023.9
Tier 2 Capital
Qualifying Allowance for Credit Losses	205.9	—	219.2	—
Qualifying Subordinated Debt	1,347.1	1,347.1	1,490.8	1,490.8
Total Tier 2 Capital	1,553.0	1,347.1	1,710.0	1,490.8
Total Risk-Based Capital	$13,423.2	$13,217.3	$12,733.9	$12,514.7
Risk-Weighted Assets(1)	$88,939.7	$75,920.9	$89,527.4	$75,980.0
Total Assets – End of Period (EOP)	155,508.4	155,508.4	150,783.1	150,783.1
Adjusted Average Fourth Quarter Assets(2)	145,666.8	145,666.8	135,701.9	135,701.9
Total Loans – EOP	43,390.6	43,390.6	47,617.0	47,617.0
Common Stockholders’ Equity to:
Total Loans – EOP	27.43%	27.43%	23.13%	23.13%
Total Assets – EOP	7.65	7.65	7.30	7.30
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	12.4%	14.5%	11.4%	13.4%
Tier 1 Capital	13.3	15.6	12.3	14.5
Total Capital (Tier 1 and Tier 2)	15.1	17.4	14.2	16.5
Tier 1 Leverage	8.1	8.1	8.1	8.1
Supplementary Leverage	N/A	8.9	N/A	8.6
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
As of December 31, 2024 and 2023, the Corporation’s capital ratios exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to regulatory capital standards. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, capital adequacy reporting that deducts any net unrealized losses related to AFS securities from reported capital, and stringent, annual company-run and supervisory stress testing in the form of Comprehensive Capital Analysis and Review (CCAR) exercises, which confirms our ability to remain solvent under severely adverse market conditions.
The results of the 2024 DFAST, published by the Federal Reserve Board on June 26, 2024, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2024 and continues through September 30, 2025.
In July 2023, the U.S. banking regulators issued the Basel III Endgame Proposal, which would change how risk-based capital requirements are determined for banking organizations, including Northern Trust. The proposal would eliminate the existing advanced approach methodologies for determining RWA and replace it with a new expanded risk-based approach. The proposed rule has not been finalized and U.S. regulators have indicated their intent to revise and reissue the proposal. No time table has been provided for the re-proposal or its effective date.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 67

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
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” provided in Item 8, “Financial Statements and Supplementary Data.” The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The SEC has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2024 and changes in estimates are reasonably likely to occur from period to period.
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
Management’s estimates utilized in establishing an appropriate level of Allowance for Credit Losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions and reasonable and supportable forecasts.
The Allowance for Credit Losses consists of the following components:
Allowance Evaluated on a Collective Basis. Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each segment, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a comprehensive qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and other factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment and class of the loan portfolio.
The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments and classes based on similar risk characteristics or risk monitoring methods.
For each class, the probability of default and loss given default are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar characteristics. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end, with adjustments made for potential draws on off-balance sheet commitments.
Estimating expected lifetime losses requires the use of projected macroeconomic factors. The Corporation uses multiple forecasts approved by Northern Trust’s Macroeconomic Scenario Development Committee (MSDC). The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles. The forecasts are probability-weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
The allowance estimate is sensitive to changes in portfolio composition, portfolio quality, and macroeconomic forecasts. Increases in the amount of borrowing and material downgrades to the quality of the lending portfolio will

68 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase the reserve, all else equal. Similarly, deteriorating projections for macroeconomic conditions will increase the reserve. Macroeconomic factors that are particularly correlated to Northern Trust’s loan portfolio are GDP growth, unemployment, non-farm employment, corporate profits, consumer spending, personal income, commercial real estate prices, credit spreads, and market volatility. To demonstrate the sensitivity to changes in macroeconomic conditions, Northern Trust applied a 100% probability weighting to downturn conditions, resulting in an increase to the collective component of the allowance for the loan portfolio of approximately $126.5 million. The investment security and other financial assets portfolios are less sensitive to macroeconomic factors in terms of overall reserve impact due to factors such as high credit quality, short duration, and low historical losses.
The commercial and institutional (C&I) portfolio utilizes Northern Trust’s internal borrower rating assessments to determine initial credit quality. A sensitivity analysis was performed to determine the impact of upgrades or downgrades by shifting the rating up or down by one rating class, assuming no changes to other factors, such as macroeconomic projections or qualitative adjustments. The analysis excludes defaulted loans and does not assume a default event; hence, borrowers in the lowest non-default rating class were not downgraded. Similarly, those in the highest rating class could not be upgraded. Assuming the final forecast probability weighting, the collective component of the allowance assigned to the C&I portfolio would increase by approximately $77.6 million if all C&I borrowers were downgraded by one performing rating class. The C&I collective allowance would decrease by approximately $38.9 million if borrower ratings were upgraded by one rating class.
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
Allowance Evaluated on an Individual Basis. The allowance evaluated on an individual basis is determined through individual evaluations of loans and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9. These evaluations are based on expected future cash flows, the value of collateral, and other factors that may impact the borrowers’ ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Pension Plan Accounting
Northern Trust maintains a noncontributory defined benefit pension plan covering substantially all U.S. employees (U.S. Qualified Plan) and a U.S. noncontributory supplemental pension plan (U.S. Non-Qualified Plan). Certain European-based employees also retain benefits in local defined benefit pension plans, of which the majority are closed to new employees and to future benefit accruals. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of several assumptions regarding future interest rates, asset returns, compensation increases, mortality rates, and other actuarial-based projections relating to the plans. Due to the long-term nature of this obligation and the estimates that are required to be made, the assumptions used in determining the periodic pension expense and the projected benefit obligation are closely monitored and reviewed annually for adjustments that may be required. Pension accounting guidance requires that differences between estimates and actual experience be recognized as other comprehensive income in the period in which they occur. The differences are amortized into net periodic pension expense from accumulated other comprehensive income over the average remaining service period of active participants or over the expected remaining lifetime of plan participants for plans that have been previously frozen. As a result, differences between the estimates made in the calculation of periodic pension expense and the projected benefit obligation and actual experience affect stockholders’ equity in the period in which they occur but continue to be recognized as expense systematically and gradually over subsequent periods.
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
In determining the pension expense for the U.S. Qualified Plan and for the U.S. Non-Qualified Plan in 2024, Northern Trust utilized a discount rate of 5.03% and 4.95% as of December 31, 2023, respectively. For both plans, the rate of increase in the compensation level is based on a graded schedule from 9.00% to 2.50% that averaged 5.56%. The expected long-term rate of return on U.S. Qualified Plan assets was 7.25% as of December 31, 2023.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In evaluating pension-related assumptions for the U.S. pension plans as of Northern Trust’s December 31, 2024 measurement date, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 5.70% and 5.55% at December 31, 2024 for the U.S. Qualified and U.S. Non-Qualified Plans, respectively.
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is, consistent with prior year, based on a graded schedule from 9.00% to 2.50% that averages 5.56%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan continues to be 7.25% for 2025.
•Mortality Table: Northern Trust had adopted the aggregate Pri-2012 mortality table with a 2012 base year in 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2021, which was released by the Society of Actuaries in October 2021. As in prior year, no change to these assumptions was made in 2024 since the Society of Actuaries did not release any updates to its mortality tables and improvement scales in 2024 due to the still uncertain long-term impacts of the COVID-19 pandemic. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2025.
Net pension expense in 2025 is expected to increase slightly by approximately $1.0 million, primarily driven by higher amortization of previously incurred asset losses, partially offset by the positive expense impacts from higher discount rates and the $125 million contribution made to the U.S. Qualified Plan at the beginning of 2025.
In order to illustrate the sensitivity of these assumptions on the expected U.S pension plans’ 2025 periodic pension expense and the projected benefit obligation as of December 31, 2024, the following table is presented to show the effect of increasing or decreasing each of the assumptions by 25 basis points.
TABLE 38: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

(In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2025 Pension Expense
Discount Rate Change	$(2.7)	$2.8
Compensation Level Change	2.4	(2.3)
Rate of Return on Plan Assets Change	(3.9)	3.9
Increase (Decrease) in December 31, 2024 Projected Benefit Obligation
Discount Rate Change	(30.0)	31.4
Compensation Level Change	9.1	(8.8)
Pension Contributions. The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. Northern Trust contributed to the U.S. Qualified Plan $125.0 million for the 2025 plan year and $200.0 million for the 2024 plan year at the beginning of 2025 and 2024, respectively. The remaining maximum deductible contribution for 2025 is estimated at $255.0 million. The minimum required contribution to the U.S. Qualified Plan is expected to be zero for 2025.

70 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09). ASU 2023-09 enhances disclosures by further disaggregating existing annual income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03). ASU 2024-03 requires disaggregated disclosures in tabular format for specific income statement expense categories as well as a narrative disclosure about selling expenses. The amendments in ASU 2024-03 do not change or remove existing income statement presentation or disclosure requirements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (ASU 2024-04). The amendments in ASU 2024-04 provide additional guidance for determining whether certain settlements of convertible debt instruments with conversion terms that differ from the instruments’ preexisting terms should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 is effective for interim and annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-04 is not expected to have a significant impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
RISK MANAGEMENT
Risk Management Overview
Northern Trust employs an integrated risk management framework to enable a risk-informed profile and support its business decisions and the execution of its corporate strategies. The framework provides a methodology to identify, manage, report and govern both internal and external risks to Northern Trust, and promotes a culture of risk awareness and good conduct across the organization. Northern Trust’s risk culture encompasses the general awareness, attitude and conduct of employees with respect to risk and the management of risk across all lines of defense within the organization. Northern Trust cultivates a culture of effective risk management by defining and embedding risk management accountabilities in all employee performance expectations and provides training, development and performance rewards to reinforce this culture.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 71

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

72 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the Chief Risk Officer, Chief Compliance and Ethics Officer, Head of Financial Risk, Head of Non-Financial Risk, Head of Strategic Risk, Chief Fiduciary Risk Officer, International Chief Risk Officer, Head of Enterprise Risk Management, Chief Executive Officer, President—Asset Management, President—Asset Servicing, President—Wealth Management, Chief Financial Officer, Chief Information Officer and Chief Operating Officer, meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk and risk themes within Northern Trust. The Chief Audit Executive, or such officer’s designee, and the General Counsel, or such officer’s designee, are invited to attend each GERC meeting as a non-voting member. All other members of the executive management team of the Corporation are also standing invitees. Among other risk management responsibilities, GERC receives reports, escalations, or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:
The Credit Risk Committee (CRC) is the most senior credit committee at Northern Trust, with responsibility for establishing, approving, and monitoring credit-related policies and programs throughout the Bank. The Chief Credit Officer reports directly to the CRO, chairs the CRC, and heads the Credit Risk Management function at Northern Trust.
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
In addition to the aforementioned committees, Northern Trust establishes business and regional risk committees, as well as a Swap Dealer Risk Committee, that also report into GERC.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 73

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

74 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2024 and 2023.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 40: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

	DECEMBER 31, 2024				DECEMBER 31, 2023
	COMMITMENTS				COMMITMENTS
(In Millions)	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional(1)
Finance and Insurance	$3,936.8	$1,928.3	$2,008.5	$927.0	$3,536.8	$1,664.0	$1,872.8	$1,109.3
Holding Companies	7.4	—	7.4	31.9	—	—	—	28.9
Manufacturing	6,255.5	873.9	5,381.6	1,231.2	6,551.9	1,104.3	5,447.6	1,619.1
Mining	472.5	24.5	448.0	33.5	461.8	29.8	432.0	29.8
Private Equity	2,414.8	2,110.7	304.1	3,154.6	2,740.4	1,888.9	851.5	3,248.9
Public Administration	50.0	50.0	—	0.9	50.0	50.0	—	28.1
Retail Trade	882.5	323.7	558.8	204.6	1,003.8	382.2	621.6	244.2
Services	5,671.2	2,551.6	3,119.6	3,812.6	6,133.1	2,528.1	3,605.0	4,041.7
Transportation and Warehousing	318.9	75.0	243.9	242.8	239.9	3.7	236.2	273.2
Utilities	1,363.1	9.6	1,353.5	73.5	1,246.3	8.5	1,237.8	36.8
Wholesale Trade	739.9	15.2	724.7	491.6	759.2	60.0	699.2	510.4
Other Commercial	141.8	93.4	48.4	332.9	159.7	49.5	110.2	384.9
Commercial and Institutional	22,254.4	8,055.9	14,198.5	10,537.1	22,882.9	7,769.0	15,113.9	11,555.3
Commercial Real Estate	376.5	139.1	237.4	5,314.2	413.0	58.3	354.7	5,134.2
Non-U.S.
Other Non-US	1,549.3	898.7	650.6	1,143.9	1,340.4	677.7	662.7	1,543.0
Private Equity	210.1	141.6	68.5	970.0	446.2	446.2	—	1,235.5
Non-U.S.	1,759.4	1,040.3	719.1	2,113.9	1,786.6	1,123.9	662.7	2,778.5
Other	83.5	83.5	—	2,313.6	87.5	87.5	—	5,944.8
Total Commercial	24,473.8	9,318.8	15,155.0	20,278.8	25,170.0	9,038.7	16,131.3	25,412.8
Personal
Private Client	2,635.2	995.8	1,639.4	15,848.8	3,876.2	2,033.6	1,842.6	14,360.0
Residential Real Estate	679.5	214.0	465.5	6,109.9	804.2	251.3	552.9	6,327.1
Non-U.S.	354.3	321.0	33.3	674.7	908.7	525.9	382.8	428.8
Other	—	—	—	478.4	—	—	—	1,088.3
Total Personal	3,669.0	1,530.8	2,138.2	23,111.8	5,589.1	2,810.8	2,778.3	22,204.2
Total	$28,142.8	$10,849.6	$17,293.2	$43,390.6	$30,759.1	$11,849.5	$18,909.6	$47,617.0
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

76 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework implements a structured approach to establishing and communicating operational risk management practices and responsibilities. This structured approach to measuring and managing operational risk addresses operational resilience which requires that Northern Trust minimize service disruptions and limit systemic impacts from adverse events as well as risk quantification. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to maintain operational resilience and reduce future loss events. The Operational Risk Management function operates within the independent Non-Financial Risk function and is responsible for defining the operational risk management framework and providing independent oversight of the framework implementation and application across Northern Trust. It is the responsibility of each business and corporate function to implement the enterprise-wide operational risk framework and business and function-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to disruption and loss. Several key programs support the operational risk framework, including:
•Loss Event Data Program - a program that collects internal and external loss data for use in monitoring operational risk exposure, various business analyses, and operational risk quantification, including the Basel Advanced Measurement Approach (AMA) capital quantification. Both internal and external loss data are used in the operational risk capital quantification. Data is reviewed to increase understanding of Northern Trust’s and industry-wide operational risk exposure and to identify action plans to minimize or prevent future events.
•Risk and Control Self-Assessment - a comprehensive, structured risk management process used by Northern Trust’s businesses and corporate functions to identify, measure, monitor and mitigate operational risk exposures throughout the enterprise.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Operational Risk Scenario Analysis - a systematic process of obtaining expert opinions from business managers and risk management experts to derive reasoned assessments of the likelihood of occurrence and the potential loss impact of plausible operational losses.
•Product and Process Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new and modified products and services and with significant changes to operating processes.
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
•Data Risk - a program that includes data management and data governance related activities in Northern Trust processes in order to manage the risk of compromised or degraded data availability and integrity.
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
The Operational Risk Committee (ORC) is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing and maintaining the Corporate Operational Risk Management Policy and approving the operational risk framework and programs. This committee has the expanded role of coordinating operational risk issues related to information technology, cybersecurity, compliance and fiduciary risks. The purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks. This includes identification and assessment of evolving risk trends across the operational risk framework and how these can be best managed.
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

78 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The CEOC oversees and provides direction with respect to the implementation of Northern Trust’s Compliance and Ethics Program and the coordination of compliance initiatives across the enterprise. The CEOC approves policies necessary to effectively manage Regulatory and Financial Crime Risk. The Chief Compliance and Ethics Officer reports to the Business Risk Committee, as appropriate, and chairs the CEOC.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity Risk Management
Liquidity Risk Overview
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to the same regulatory liquidity standards as U.S. GSIBs. In adhering to these standards, Northern Trust engages in a range of reporting and other activities with regulators to affirm our financial strength and stability, including but not limited to, daily Liquidity Coverage Ratio (LCR), Net Stable Funding Ratio (NSFR), and monthly Liquidity Stress-Testing calculations to regulators.
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
Liquidity Risk Analysis, Monitoring, and Reporting
Liquidity risk is analyzed and monitored in order to ensure compliance with the approved risk appetite. Various liquidity analysis and monitoring activities are employed by Northern Trust to better understand the nature and sources of its liquidity risks, including: liquidity stress testing, liquidity metric monitoring, collateral management, intraday management, cash flow projections, operational deposit modeling, liquid asset buffer measurement, funds transfer pricing, and contingency funding planning.
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

80 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. Liquidity Coverage Ratio (LCR)
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2024.
U.S. Net Stable Funding Ratio (NSFR)
The NSFR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), over a one-year time horizon. The NSFR is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, promote effective liquidity risk management, and support the ability of banking organizations to provide financial intermediation to businesses and households across a range of market conditions. The NSFR supports financial stability by requiring banking organizations to fund their activities with stable sources of funding on an ongoing basis, reducing the possibility that funding shocks would substantially increase distress at individual banking organizations. The Corporation and the Bank each satisfied the NSFR requirements during 2024.
Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 62% and 59% of total assets as of December 31, 2024 and 2023, respectively. The market value of unencumbered securities at the Bank, which include those placed at the central bank discount window, totaled $42.0 billion and $39.0 billion at December 31, 2024 and 2023, respectively. Northern Trust manages its funding to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the Asset Servicing and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2024 and 2023, the Bank had over $36.9 billion and $34.7 billion, respectively of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. For further information on issuances or redemptions of debt or equity, please refer to Note 12, “Senior Notes and Long-Term Debt” provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation received $3.1 billion of dividends and $850.0 million from the Bank in 2024 and 2023, respectively. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $2.4 billion and $795.6 million at December 31, 2024 and 2023, respectively. During, and at year-end, 2024 and 2023, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2024 and 2023 was $1.7 billion and $797.2 million, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”
Uses of Liquidity
Liquidity supports a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2024 were $602.3 million of common stock dividends and $937.8 million of common stock repurchases. The most significant uses of cash by the Corporation during 2023 were $621.5 million of common stock dividends and $347.5 million of common stock repurchases.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2024, provided in the following table, allow Northern Trust to access capital markets on favorable terms.
TABLE 41: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2024

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable
A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 27, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2024, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $158.8 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2024, that would be triggered by a significant downgrade in its debt ratings.
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

82 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 and 200 basis point ramps downward in interest rates relative to forward rates as of December 31, 2024 and 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 42: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	DECEMBER 31, 2024	DECEMBER 31, 2023
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$30	$43
200 Basis Points	53	82
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(34)	$(63)
200 Basis Points	(82)	(150)
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
•the present values of most noninterest-bearing balances (such as receivables, equipment, and payables) are the same as their carrying values; and
•Monte Carlo simulation is used to generate forward interest rate paths.
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and 100 and 200 basis point shocks down from current market implied forward rates at December 31, 2024 and 2023. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 43: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	DECEMBER 31, 2024	DECEMBER 31, 2023
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(374)	$(360)
200 Basis Points	(808)	(817)
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$508	$430
200 Basis Points	951	725

84 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
FCBs arise not from executing trades but rather in the course of regular business operations, from non-U.S.-dollar-denominated revenues and expenses accruing onto the Corporation’s balance sheet. Prior to September 1, 2023, FX risk from these positions was mitigated through hedging activity. This hedging activity was discontinued on September 1, 2023. The risk system applies FX drivers to produce VaR for regulatory capital.
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
Other Non-material Trading Activities
Northern Trust’s broker-dealer subsidiary, NTSI, maintains a legacy portfolio of trading securities and invests excess cash balances in short-term investment vehicles. The portfolio averaged less than $0.1 million and less than $0.5 million for the years ended December 31, 2024 and 2023, respectively.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 85

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
The following table presents the levels of total regulatory VaR and its subcomponents, covering GFX, foreign currency balances, and interest rate derivatives combined, in the years indicated below, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR is typically less than the sum of its three subcomponents due to diversification benefits derived from interactions among the three drivers.
TABLE 44: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2024	2023	2024	2023	2024	2023
High	$1.7	$2.2	$1.9	$1.9	$0.4	$0.9
Low	0.2	0.1	0.1	—	0.1	—
Average	0.6	0.6	0.5	0.4	0.1	0.2
As of December 31,	0.2	0.2	0.2	1.6	0.1	0.1
During 2024 and 2023, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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

86 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Climate Risk
Climate risk continues to be an evolving strategic risk for the Corporation. Climate risk refers to the risk of loss arising from climate change and is comprised of physical risk, liability risk and transition risk. Physical risk refers to risks to banks and the financial system emanating from the increased severity of extreme weather events (e.g., cyclones, droughts, floods, and fires). It can also refer to longer-term shifts in precipitation and temperature and increased variability in weather patterns (e.g., sea level rise). Liability risk stems from the potential for litigation in response to institutions’ and boards’ approach to the impacts of climate change. Transition risk reflects the risks to banks and financial systems of transitioning to a lower-carbon economy that may entail extensive policy, legal, technological, and market changes. Depending on the nature, speed, and focus of these changes, transition risks may pose varying levels of financial and reputational risk to banks and the financial system.
Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities and well-developed processes to identify, measure, monitor and control risks. We continue to build out and enhance our climate risk management capabilities. Our climate risk management efforts are overseen by the Chief Climate and Sustainability Risk Officer who reports directly to the CRO. The Risk Management function has created a dedicated climate and sustainability risk unit to monitor, oversee and take account of the increasing impact that climate change has, or may in the future have, on financial risk, nonfinancial risk, and regulatory compliance across the globe. The climate and sustainability risk unit works to evolve the risk management framework to ensure the Corporation meets the expectations of all stakeholders as well as all climate-related commitments made by the Corporation to external agencies.
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
The Corporation expects that climate change will increasingly impact the risk types it manages, and the Corporation will continue to integrate climate considerations into its risk management framework as its understanding of climate change and risks driven by it evolve. Various regulatory agencies, investors, and other stakeholders have increased expectations and scrutiny in this area. Given the potential risks from climate change, the Corporation is committed to helping mitigate the impacts from its activities and to partner with key stakeholders to do the same.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 87

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
•changes in trade policy, including the imposition of tariffs or the impacts of retaliatory tariffs;
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
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events and war (including the expansion or escalation of military conflict between Ukraine and the Russian Federation or the conflict in the Middle East, and tensions between the U.S. and China), and the responses of the U.S. and other countries to those events;
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

88 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 89

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

TABLE 45: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2024	2023	2022
Net Interest Income
Interest Income - GAAP	$9,762.3	$7,325.0	$2,877.7
Add: FTE Adjustment	31.8	57.5	45.6
Interest Income (FTE) - Non-GAAP	$9,794.1	$7,382.5	$2,923.3

Net Interest Income - GAAP	$2,177.1	$1,982.0	$1,887.2
Add: FTE Adjustment	31.8	57.5	45.6
Net Interest Income (FTE) - Non-GAAP	$2,208.9	$2,039.5	$1,932.8

Net Interest Margin - GAAP	1.62%	1.52%	1.36%
Net Interest Margin (FTE) - Non-GAAP	1.64%	1.56%	1.39%

Total Revenue
Total Revenue - GAAP	$8,290.4	$6,773.5	$6,761.2
Add: FTE Adjustment	31.8	57.5	45.6
Total Revenue (FTE) - Non-GAAP	$8,322.2	$6,831.0	$6,806.8

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

90 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 91

Assessment of the allowance for credit losses for commercial loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans evaluated on a collective basis (the collective ACL) was $137.3 million of a total allowance for credit losses assigned to loans of $168.0 million as of December 31, 2024. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the projected exposure at default on a pool basis. For each segment, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and other factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple segments of the loan portfolio.
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

92 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

Chicago, Illinois
February 24, 2025

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 93

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2024	2023
ASSETS
Cash and Due from Banks	$4,677.2	$4,791.5
Federal Reserve and Other Central Bank Deposits	38,775.4	34,326.2
Interest-Bearing Deposits with Banks	1,944.7	1,939.0
Federal Funds Sold	25.0	—
Securities Purchased under Agreements to Resell	426.0	784.7
Debt Securities
Available for Sale (Amortized cost of $29,229.1 and $23,659.0)	29,001.5	23,089.8
Held to Maturity (Fair value of $20,654.5 and $24,473.0)	22,296.7	26,221.7
Total Debt Securities	51,298.2	49,311.5
Loans
Commercial	20,278.8	25,412.8
Personal	23,111.8	22,204.2
Total Loans (Net of unearned income of $6.3 and $5.9)	43,390.6	47,617.0
Allowance for Credit Losses	(175.5)	(192.3)
Buildings and Equipment	490.3	502.2
Client Security Settlement Receivables	41.1	212.6
Goodwill	694.9	702.3
Other Assets	13,920.5	10,788.4
Total Assets	$155,508.4	$150,783.1
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,325.6	$14,246.4
Savings, Money Market and Other Interest-Bearing	26,122.6	25,252.1
Savings Certificates and Other Time	5,731.7	4,109.7
Non U.S. Offices — Noninterest-Bearing	10,027.9	8,584.7
— Interest-Bearing	66,274.9	63,971.1
Total Deposits	122,482.7	116,164.0
Federal Funds Purchased	2,159.5	3,045.4
Securities Sold Under Agreements to Repurchase	462.0	784.7
Other Borrowings	6,521.0	6,567.8
Senior Notes	2,769.7	2,773.2
Long-Term Debt	4,081.3	4,065.0
Other Liabilities	4,243.8	5,485.1
Total Liabilities	142,720.0	138,885.2
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 195,969,746 and 205,126,224	408.6	408.6
Additional Paid-In Capital	1,025.3	1,009.6
Retained Earnings	15,614.7	14,233.8
Accumulated Other Comprehensive Loss	(814.0)	(1,137.9)
Treasury Stock (49,201,778 and 40,045,300 shares, at cost)	(4,331.1)	(3,501.1)
Total Stockholders’ Equity	12,788.4	11,897.9
Total Liabilities and Stockholders’ Equity	$155,508.4	$150,783.1
See accompanying notes to consolidated financial statements on pages 98-168.

94 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$4,727.8	$4,361.8	$4,432.6
Foreign Exchange Trading Income	231.2	203.9	288.6
Treasury Management Fees	35.7	31.6	39.3
Security Commissions and Trading Income	150.5	135.0	136.2
Other Operating Income	1,157.4	228.7	191.3
Investment Security Gains (Losses), net	(189.3)	(169.5)	(214.0)
Total Noninterest Income	6,113.3	4,791.5	4,874.0
Net Interest Income
Interest Income	9,762.3	7,325.0	2,877.7
Interest Expense	7,585.2	5,343.0	990.5
Net Interest Income	2,177.1	1,982.0	1,887.2
Provision for Credit Losses	(3.0)	24.5	12.0
Net Interest Income after Provision for Credit Losses	2,180.1	1,957.5	1,875.2
Noninterest Expense
Compensation	2,471.1	2,321.8	2,248.0
Employee Benefits	417.8	405.2	437.4
Outside Services	998.0	906.5	880.3
Equipment and Software	1,075.0	945.5	838.8
Occupancy	216.8	232.3	219.1
Other Operating Expense	455.2	472.9	359.3
Total Noninterest Expense	5,633.9	5,284.2	4,982.9
Income before Income Taxes	2,659.5	1,464.8	1,766.3
Provision for Income Taxes	628.4	357.5	430.3
NET INCOME	$2,031.1	$1,107.3	$1,336.0
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,989.3	$1,065.5	$1,294.2
PER COMMON SHARE
Net Income – Basic	$9.80	$5.09	$6.16
Net Income – Diluted	9.77	5.08	6.14
Average Number of Common Shares Outstanding – Basic	201,263,646	207,248,094	208,309,331
– Diluted	201,870,105	207,563,746	208,867,264
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Net Income	$2,031.1	$1,107.3	$1,336.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	325.8	443.7	(1,474.7)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.2)	(0.4)	3.6
Net Foreign Currency Adjustments	29.5	39.0	9.4
Net Pension and Other Postretirement Benefit Adjustments	(31.2)	(51.0)	(71.9)
Other Comprehensive Income (Loss)	323.9	431.3	(1,533.6)
Comprehensive Income (Loss)	$2,355.0	$1,538.6	$(197.6)
See accompanying notes to consolidated financial statements on pages 98-168.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 95

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2022	$884.9	$408.6	$939.3	$13,117.3	$(35.6)	$(3,297.7)	$12,016.8
Net Income	—	—	—	1,336.0	—	—	1,336.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(1,533.6)	—	(1,533.6)
Dividends Declared:
Common Stock, $2.90 per share	—	—	—	(613.0)	—	—	(613.0)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	44.2	—	—	86.3	130.5
Stock Purchased	—	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2022	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	1,107.3	—	—	1,107.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	431.3	—	431.3
Dividends Declared:
Common Stock, $3.00 per share	—	—	—	(630.2)	—	—	(630.2)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	26.1	—	—	95.7	121.8
Stock Purchased	—	—	—	—	—	(347.5)	(347.5)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.5)	(2.5)
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	2,031.1	—	—	2,031.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	323.9	—	323.9
Dividends Declared:
Common Stock, $3.00 per share	—	—	—	(608.4)	—	—	(608.4)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	15.7	—	—	116.2	131.9
Stock Purchased	—	—	—	—	—	(937.8)	(937.8)
Excise Tax on Share Repurchases	—	—	—	—	—	(8.4)	(8.4)
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
See accompanying notes to consolidated financial statements on pages 98-168.

96 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,031.1	$1,107.3	$1,336.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses, net	189.3	169.5	1.1
Amortization and Accretion of Securities and Unearned Income, net	(35.1)	3.0	59.2
Provision for Credit Losses	(3.0)	24.5	12.0
Depreciation and Amortization	716.8	634.6	553.6
Change in Accrued Income Taxes	183.5	(44.4)	61.3
Pension Plan Contributions	(212.0)	(20.4)	(24.3)
Deferred Income Tax Provision	20.7	(48.2)	(142.7)
Change in Receivables	(6.1)	12.0	57.9
Change in Interest Payable	(41.9)	85.8	172.6
Change in Collateral With Derivative Counterparties, net	(3,287.7)	(72.6)	639.4
Other Operating Activities, net	(41.6)	774.5	(333.7)
Net Cash (Used in) Provided by Operating Activities	(486.0)	2,625.6	2,392.4
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold	(25.0)	32.0	(32.0)
Change in Securities Purchased under Agreements to Resell	301.6	285.4	(419.0)
Change in Interest-Bearing Deposits with Banks	(121.0)	28.5	(158.9)
Net Change in Federal Reserve and Other Central Bank Deposits	(5,255.3)	6,205.9	23,483.8
Purchases of Held to Maturity Debt Securities	(26,524.6)	(32,773.9)	(32,830.8)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	30,073.9	32,123.0	37,667.8
Purchases of Available for Sale Debt Securities	(13,010.0)	(7,320.2)	(4,567.7)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	6,983.0	11,614.8	6,513.0
Change in Loans	4,165.7	(4,702.1)	(2,441.6)
Purchases of Buildings and Equipment	(101.5)	(116.5)	(128.6)
Purchases and Development of Computer Software	(644.0)	(559.3)	(594.9)
Change in Client Security Settlement Receivables	159.9	1,505.5	258.0
Bank-Owned Life Insurance Policy Premiums	—	—	(500.0)
Proceeds from the sale of Visa Shares	800.6	—	—
Other Investing Activities, net	633.2	(1,539.0)	(319.3)
Net Cash (Used in) Provided by Investing Activities	(2,563.5)	4,784.1	25,929.8
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	6,330.8	(8,478.4)	(32,996.9)
Change in Federal Funds Purchased	(885.9)	1,148.6	1,896.7
Change in Securities Sold under Agreements to Repurchase	(322.7)	217.5	35.3
Change in Short-Term Other Borrowings	(103.8)	(1,059.1)	3,966.9
Proceeds from Long-Term Debt	—	2,000.0	—
Proceeds from Senior Notes	—	—	1,988.8
Repayments of Senior Notes	—	—	(500.0)
Treasury Stock Purchased	(937.8)	(347.5)	(35.4)
Net Proceeds from Stock Options	9.4	2.3	3.9
Cash Dividends Paid on Common Stock	(602.3)	(621.5)	(750.2)
Cash Dividends Paid on Preferred Stock	(41.8)	(41.8)	(46.5)
Other Financing Activities, net	(6.4)	(2.7)	—
Net Cash Provided by (Used in) Financing Activities	3,439.5	(7,182.6)	(26,437.4)
Effect of Foreign Currency Exchange Rates on Cash	(504.3)	(89.8)	(287.4)
Change in Cash and Due from Banks	(114.3)	137.3	1,597.4
Cash and Due from Banks at Beginning of Period	4,791.5	4,654.2	3,056.8
Cash and Due from Banks at End of Period	$4,677.2	$4,791.5	$4,654.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$7,610.3	$5,285.5	$822.4
Income Taxes Paid	268.6	362.5	459.9
Transfers from Loans to OREO	—	0.2	—
Transfers from Available for Sale Debt Securities to Held to Maturity Debt Securities	—	—	6,623.3
Reclassification of certain cash collateral received from Other Operating Activities to Deposits(1)	1,157.2	—	—
(1)Beginning January 1, 2024, Northern Trust reclassified certain cash collateral received from Other Liabilities to Deposits on the consolidated statement of financial condition. Prior periods have not been restated.
See accompanying notes to consolidated financial statements on pages 98-168.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 97

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
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore, and Abu Dhabi.
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

98 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Trading Account Securities are reported at fair value. Realized and unrealized gains and losses on securities held for trading are reported within Security Commissions and Trading Income on the consolidated statements of income.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives designated as cash flow hedges are used to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. Changes in the fair value of such derivatives are recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. Balances in AOCI are reclassified to earnings when the hedged forecasted transaction impacts earnings, and are reflected in the same income statement line item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of certain AFS debt securities. For cash flow hedges of certain other AFS debt securities, foreign currency denominated securities, and forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and hedging derivative at inception and on an ongoing basis. For cash flow hedges of AFS debt securities, to the extent all terms are not perfectly matched, effectiveness is assessed using regression analysis. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions and investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method.
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
H. Loans. Loans are recognized assets that represent a contractual right to receive money either on demand or on fixed or determinable dates. Loans are disaggregated for disclosure purposes by portfolio segment (segment) and by class. Northern Trust has defined its segments as commercial and personal. A class of loans is a subset of a segment, the components of which have similar risk characteristics, measurement attributes, or risk monitoring methods. The classes within the commercial segment have been defined as commercial and institutional, commercial real estate, non-U.S. and other. The classes within the personal segment have been defined as private client, residential real estate, non-U.S. and other.
Loan Classification. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income. Loans classified as held for sale are reported at the lower of cost or fair value.
Nonaccrual Loans and Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is 90 days or more contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonaccrual, and interest income is recorded on a cash basis. Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. At the time a loan is determined to be nonaccrual, interest accrued but not collected is reversed against interest income in the current period. Interest collected on nonaccrual loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of indicators of loan collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between the different loan classes. Nonaccrual loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and, in accordance with regulatory guidance, relate primarily to expected payment performance. A loan is eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably

100 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six payment periods) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms, and there has been a sustained period of repayment performance (generally a minimum of six payment periods) under the revised terms.
Loan Modifications to Borrowers Experiencing Financial Difficulty. For borrowers experiencing financial difficulties, Northern Trust may provide payment relief by modifying the terms of the original loan. Loan modifications to borrowers experiencing financial difficulty involve primarily the extensions of term, deferrals of principal and interest payments, interest rate concessions, and other modifications or a combination thereof. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, GDP, unemployment rate, consumer spending, and real estate price indices, as well as financial market factors such as equity prices, volatility, and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters.
Allowance for Loans. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into segments and classes based on similar risk characteristics or risk monitoring methods.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust utilizes a quantitative probability of default/loss given default approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models or qualitative estimation methodologies for the individual loan classes were developed. For each class, the probability of default and the loss given default are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a comprehensive qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and other factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment and class of the loan portfolio.
The allowance related to credit exposures evaluated on an individual basis is determined through individual evaluations of loans and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9. These evaluations are based on expected future cash flows, the value of collateral, and other factors that may impact the borrowers’ ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Northern Trust analyzes its exposure to credit losses from both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative as well as the qualitative framework. For purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes estimated draw downs of the undrawn commitments based on credit utilization factors, resulting in a proportionate amount of expected credit losses.
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
HTM debt securities classified as “other” relate to investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. The allowance for CRA investments is assessed using a qualitative estimation approach primarily based on historical performance experience and default history of the underlying CRA loans to determine the quantitative allowance.
The allowance estimation methodology for all other HTM debt securities is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which the probability of default and the loss given default are applied to the total exposure at default to determine a quantitative component of the allowance.
Allowance for AFS Securities. AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. The determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred that is then based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security.
If management intends to sell, or will more likely than not be required to sell, an AFS debt security prior to recovery of its amortized cost basis, the security is written down to fair value with unrealized losses recognized in Investment Security Gains (Losses), net on the consolidated statements of income.

102 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The portion of the allowance assigned to loans, HTM debt securities, and other financial assets is presented as a contra asset in Allowance for Credit Losses on the consolidated balance sheets. The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets. The allowance for AFS securities is presented parenthetically with the amortized cost basis of AFS debt securities on the consolidated balance sheets.
Provision for Credit Losses. Provision for Credit Losses on the consolidated statements of income represents the change in the Allowance for Credit Losses, after consideration of charge-offs and recoveries, on the consolidated balance sheets and is the charge to current period earnings. It represents the amount needed to maintain the Allowance for Credit Losses on the consolidated balance sheets at an appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates.
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
M. Goodwill and Other Intangible Assets. Goodwill is not subject to amortization. Separately identifiable acquired intangible assets with finite lives are amortized over their estimated useful lives, primarily on a straight-line basis. Costs related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs, are capitalized. Software is amortized using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 10 years. Fees paid for the use of software services that do not convey a software license are expensed as incurred.
Goodwill and other intangible assets are reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate the carrying amounts may not be recoverable.
N. Trust, Investment and Other Servicing Fees. Trust, Investment and Other Servicing Fees are recorded on an accrual basis, over the period in which the service is provided. Fees are primarily a function of the market value of assets custodied, managed and serviced, transaction volumes, number of accounts, and securities lending volume and spreads, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
R. Pensions. Northern Trust records the funded status of its defined benefit pension plans on the consolidated balance sheets. Overfunded pension benefits are reported in Other Assets and underfunded pension benefits are reported in Other Liabilities on the consolidated balance sheets. Plan assets and benefit obligations are measured annually at December 31, unless specific circumstances require an interim remeasurement. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Actuarial gains and losses accumulated in AOCI are amortized as a component of net periodic pension cost if they exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets as of the beginning of the year. Amortization is recognized on a straight-line basis over the expected average remaining service period of the active employees or over the expected remaining lifetime of plan participants for plans that have been previously frozen.
S. Share-Based Compensation Plans. Northern Trust recognizes expense for share-based compensation on a straight-line basis based on the grant date fair value over the requisite service period. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the closing price of the Corporation’s stock on the date of grant adjusted for certain awards that do not accrue dividends while vesting. The expense for share-based compensation is included in Compensation on the consolidated statements of income.
Compensation expense for share-based award grants with terms that provide for a graded vesting schedule, whereby portions of the award vest in increments over the requisite service period, are recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense for performance stock unit awards are recognized on a straight-line basis over the requisite service period of the award based on expected achievement of the performance condition. Adjustments are made for employees that meet certain retirement eligibility criteria at the grant date or during the requisite service period.
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

104 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Recent Accounting Pronouncements
On January 1, 2024, Northern Trust adopted Accounting Standards Update (ASU) No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). The amendments in ASU 2023-02 allow entities to elect the proportional amortization method to account for tax equity investments if certain conditions are met regardless of the tax credit program from which the income tax credits are received. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). In addition, ASU 2023-02 requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740. Upon adoption of ASU 2023-02, there was no significant impact to Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 28 - Variable Interest Entities for further information
On January 1, 2024, Northern Trust adopted ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (ASU 2022-03). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, ASU 2022-03 introduces new disclosure requirements to provide investors with information about contractual sale restrictions including the nature and remaining duration of these restrictions. Upon adoption of ASU 2022-03, there was no impact to Northern Trust’s consolidated balance sheets or consolidated statements of income.
On December 31, 2024, Northern Trust adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). ASU 2023-07 significantly expands disclosures about a public entity’s reportable segments, primarily through more frequent and enhanced disclosures about significant segment expenses. Additionally, ASU 2023-07 requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) and how the CODM uses the reported measure of a segment’s profit or loss. Upon adoption of ASU 2023-07, the impact was limited to certain enhancements within the notes to the consolidated financial statements and did not impact Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 31 – Reporting Segments and Related Information for further information.
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2024, or 2023.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised primarily of AFS investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2024, Northern Trust’s AFS debt securities portfolio included 940 Level 2 securities with an aggregate market value of $21.6 billion. All 940 debt securities were valued by external pricing vendors. As of December 31, 2023, Northern Trust’s AFS debt securities portfolio included 929 Level 2 debt securities with an aggregate market value of $19.5 billion. All 929 debt securities were valued by external pricing vendors.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust has established processes and procedures to assess the suitability of valuation methodologies used by external pricing vendors, including reviews of valuation techniques and assumptions used for selected securities. On a daily basis, periodic quality control reviews of prices received from vendors are conducted which include comparisons to prices on similar security types received from multiple pricing vendors and to the previous day’s reported prices for each security. Predetermined tolerance level exceptions are researched and may result in additional validation through available market information or the use of an alternate pricing vendor. Quarterly, Northern Trust reviews documentation from third-party pricing vendors regarding the valuation processes and assumptions used in their valuations and assesses whether the fair value levels assigned by Northern Trust to each security classification are appropriate. Annually, third-party pricing vendor valuations are reviewed on a sample basis. The specific inputs and assumptions used by third-party pricing vendors are assessed to verify appropriate classification within the fair value level hierarchy.
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
Visa Class C common shares are also categorized as Level 2 assets and are valued using quoted active market prices for similar securities (Visa Class A common shares). See “Visa Class B Common Shares and Makewhole Agreement” under Note 24, “Commitments and Contingent Liabilities,” for further information.
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace.
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Class B common shares previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common shares, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated appreciation of the Visa Class A common share price. See “Visa Class B Common Shares and Makewhole Agreement” under Note 24, “Commitments and Contingent Liabilities,” for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Finance, Asset Servicing and Wealth Management) reviews valuation methods and models for Level 3 assets and liabilities. Fair value measurements are performed upon acquisitions of an asset or liability. Management of the appropriate business or department reviews assumed inputs, especially when unobservable in the marketplace, in order to substantiate their use in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process considering other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third-party information is used to support the fair value measurements. If certain third-party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to determine the appropriate fair value of the asset or liability.

106 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2024 and 2023, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 46: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.2 million	Discounted Cash Flow	Conversion Rate	1.54x			1.54x
			Visa Class A Appreciation	8.66%			8.66%
			Expected Duration	10	-	32.5 months	23.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$25.4 million	Discounted Cash Flow	Conversion Rate	1.59x			1.59x
			Visa Class A Appreciation	10.49%			10.49%
			Expected Duration	9	-	27 months	13 months
(1) Weighted average of expected duration based on scenario probability.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by fair value hierarchy level.
TABLE 47: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$7,367.5	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	—	297.6	—	—	297.6
Government Sponsored Agency	—	13,288.9	—	—	13,288.9
Non-U.S. Government	—	296.8	—	—	296.8
Corporate Debt	—	163.8	—	—	163.8
Covered Bonds	—	230.9	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,583.1	—	—	4,583.1
Other Asset-Backed	—	2,182.7	—	—	2,182.7
Commercial Mortgage-Backed	—	590.2	—	—	590.2
Total Available for Sale	7,367.5	21,634.0	—	—	29,001.5
Other Assets
Equity Securities(1)	85.0	26.3	—	—	111.3
Derivative Assets
Foreign Exchange Contracts	—	4,997.3	—	(1,745.2)	3,252.1
Interest Rate Contracts	—	361.2	—	(165.2)	196.0
Total Derivative Assets	—	5,358.5	—	(1,910.4)	3,448.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,709.8	—	(4,197.3)	512.5
Interest Rate Contracts	—	421.4	—	(2.3)	419.1
Other Financial Derivatives(2)	—	—	27.2	—	27.2
Total Derivative Liabilities	$—	$5,131.2	$27.2	$(4,199.6)	$958.8
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2024, derivative assets and liabilities shown above also include reductions of $368.2 million and $2.7 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment and Visa Class C common shares with a fair value of $85.0 million and $26.3 million, respectively, as of December 31, 2024.
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.

108 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$3,622.2	$—	$—	$—	$3,622.2
Obligations of States and Political Subdivisions	—	295.8	—	—	295.8
Government Sponsored Agency	—	11,553.0	—	—	11,553.0
Non-U.S. Government	—	264.4	—	—	264.4
Corporate Debt	—	279.5	—	—	279.5
Covered Bonds	—	347.1	—	—	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	2,899.9	—	—	2,899.9
Other Asset-Backed	—	2,962.6	—	—	2,962.6
Commercial Mortgage Backed	—	865.3	—	—	865.3
Total Available for Sale	3,622.2	19,467.6	—	—	23,089.8
Other Assets
Money Market Investment	95.0	—	—	—	95.0
Derivative Assets
Foreign Exchange Contracts	—	3,266.7	—	(2,937.2)	329.5
Interest Rate Contracts	—	301.5	—	(189.5)	112.0
Total Derivative Assets	—	3,568.2	—	(3,126.7)	441.5
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,255.2	—	(2,175.7)	1,079.5
Interest Rate Contracts	—	369.2	—	(6.0)	363.2
Other Financial Derivatives(1)	—	—	25.4	(23.7)	1.7
Total Derivative Liabilities	$—	$3,624.4	$25.4	$(2,205.4)	$1,444.4
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
(1) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the years ended December 31, 2024 and 2023.
TABLE 48: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2024	2023
Fair Value at January 1	$25.4	$34.8
Total (Gains) Losses:
Included in Earnings(1)	33.5	18.9
Purchases, Issues, Sales, and Settlements
Settlements	(31.7)	(28.3)
Fair Value at December 31	$27.2	$25.4
Unrealized Losses (Gains) Included in Earnings Related to Financial Instruments Held at December 31(1)	$18.8	$15.4
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
Assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral. Assets measured at fair value on a nonrecurring basis at December 31, 2023, also includes other real estate owned (OREO) properties, categorized as Level 3 under the fair value hierarchy.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2024, the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% with a weighted average based on fair values of 20.0%. As of December 31, 2023, the fair value of real estate loan collateral consisted of discount factors ranging from 0.0% to 20.0% with a weighted average based on fair values of 2.0%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.
Collateral-dependent nonaccrual loans that have been adjusted to fair value totaled $19.1 million and $43.3 million at December 31, 2024 and 2023, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023, as well as the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 49: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	19.1 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

	DECEMBER 31, 2023
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES
Loans	$43.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	0.0%	–	20.0%	2.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

110 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of December 31, 2024 and 2023. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 50: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	CARRYING VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,677.2	$4,677.2	$4,677.2	$—	$—
Federal Reserve and Other Central Bank Deposits	38,775.4	38,775.4	—	38,775.4	—
Interest-Bearing Deposits with Banks	1,944.7	1,944.7	—	1,944.7	—
Federal Funds Sold	25.0	25.0	—	25.0	—
Securities Purchased under Agreements to Resell	426.0	426.0	—	426.0	—
Debt Securities - Held to Maturity	22,296.7	20,654.5	—	20,654.5	—
Loans
Held for Investment	43,222.5	42,803.2	—	—	42,803.2
Other Assets	1,506.4	1,499.2	83.3	1,415.9	—
FINANCIAL LIABILITIES
Deposits	122,482.7	122,536.5	—	122,536.5	—
Federal Funds Purchased	2,159.5	2,159.5	—	2,159.5	—
Securities Sold Under Agreements to Repurchase	462.0	462.0	—	462.0	—
Other Borrowings	6,521.0	6,545.3	—	6,545.3	—
Senior Notes	2,769.7	2,800.3	—	2,800.3	—
Long-Term Debt	4,081.3	4,164.4	—	4,164.4	—
Unfunded Commitments	227.1	227.1	—	227.1	—
Other Liabilities	50.6	50.6	—	—	50.6

	DECEMBER 31, 2023
			ESTIMATED FAIR VALUE
(In Millions)	CARRYING VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,791.5	$4,791.5	$4,791.5	$—	$—
Federal Reserve and Other Central Bank Deposits	34,326.2	34,326.2	—	34,326.2	—
Interest-Bearing Deposits with Banks	1,939.0	1,939.0	—	1,939.0	—
Securities Purchased under Agreements to Resell	784.7	784.7	—	784.7	—
Debt Securities - Held to Maturity	26,221.7	24,473.0	—	24,473.0	—
Loans
Held for Investment	47,438.3	47,598.3	—	—	47,598.3
Other Assets	1,476.6	1,458.0	86.1	1,371.9	—
FINANCIAL LIABILITIES
Deposits	116,164.0	116,207.6	—	116,207.6	—
Federal Funds Purchased	3,045.4	3,045.4	—	3,045.4	—
Securities Sold Under Agreements to Repurchase	784.7	784.7	—	784.7	—
Other Borrowings	6,567.8	6,607.4	—	6,607.4	—
Senior Notes	2,773.2	2,798.1	—	2,798.1	—
Long-Term Debt	4,065.0	4,186.8	—	4,186.8	—
Unfunded Commitments	178.8	178.8	—	178.8	—
Other Liabilities	74.9	74.9	—	—	74.9
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of available for sale debt securities and held to maturity debt securities by security type.
TABLE 51: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$7,388.9	$1.5	$22.9	$7,367.5
Obligations of States and Political Subdivisions	311.2	—	13.6	297.6
Government Sponsored Agency	13,410.5	10.9	132.5	13,288.9
Non-U.S. Government	308.9	0.2	12.3	296.8
Corporate Debt	166.6	0.1	2.9	163.8
Covered Bonds	234.0	0.5	3.6	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,617.0	8.3	42.2	4,583.1
Other Asset-Backed	2,188.6	7.0	12.9	2,182.7
Commercial Mortgage-Backed	603.4	0.3	13.5	590.2
Total Available for Sale Debt Securities	$29,229.1	$28.8	$256.4	$29,001.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,548.2	$—	$89.3	$2,458.9
Government Sponsored Agency	8,635.0	0.9	1,081.3	7,554.6
Non-U.S. Government	3,735.8	0.2	56.3	3,679.7
Corporate Debt	351.6	—	11.0	340.6
Covered Bonds	1,776.8	0.1	62.2	1,714.7
Certificates of Deposit	336.0	—	0.3	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.4	171.3	3,977.0
Other Asset-Backed	107.1	0.3	0.1	107.3
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	621.7	—	172.5	449.2
Total Held to Maturity Debt Securities	$22,296.7	$2.9	$1,645.1	$20,654.5
Total Debt Securities	$51,525.8	$31.7	$1,901.5	$49,656.0

112 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2023
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$3,681.5	$2.2	$61.5	$3,622.2
Obligations of States and Political Subdivisions	315.8	—	20.0	295.8
Government Sponsored Agency	11,744.3	9.0	200.3	11,553.0
Non-U.S. Government	284.8	—	20.4	264.4
Corporate Debt	287.5	0.1	8.1	279.5
Covered Bonds	356.8	—	9.7	347.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,013.8	0.1	114.0	2,899.9
Other Asset-Backed	3,061.0	1.6	100.0	2,962.6
Commercial Mortgage-Backed	913.5	0.2	48.4	865.3
Total Available for Sale Debt Securities	$23,659.0	$13.2	$582.4	$23,089.8
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,563.9	$0.5	$72.4	$2,492.0
Government Sponsored Agency	9,355.3	2.3	1,012.4	8,345.2
Non-U.S. Government	4,789.1	0.2	90.7	4,698.6
Corporate Debt	646.1	—	28.2	617.9
Covered Bonds	2,208.6	0.3	108.3	2,100.6
Certificates of Deposit	585.1	—	0.7	584.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,245.5	3.2	294.9	4,953.8
Other Asset-Backed	214.2	0.4	0.2	214.4
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	576.3	—	147.0	429.3
Total Held to Maturity Debt Securities	$26,221.7	$6.9	$1,755.6	$24,473.0
Total Debt Securities	$49,880.7	$20.1	$2,338.0	$47,562.8

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 52: REMAINING MATURITY OF DEBT SECURITIES

DECEMBER 31, 2024	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale Debt Securities
U.S. Government	$397.4	$396.2	$5,326.2	$5,309.3	$1,665.3	$1,662.0	$—	$—	$7,388.9	$7,367.5
Obligations of States and Political Subdivisions	—	—	242.5	232.0	68.7	65.6	—	—	311.2	297.6
Government Sponsored Agency	3,087.3	3,065.5	7,129.2	7,077.9	2,389.5	2,362.9	804.5	782.6	13,410.5	13,288.9
Non-U.S. Government	—	—	308.9	296.8	—	—	—	—	308.9	296.8
Corporate Debt	126.4	124.9	40.2	38.9	—	—	—	—	166.6	163.8
Covered Bonds	—	—	234.0	230.9	—	—	—	—	234.0	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	171.2	169.6	4,152.0	4,129.9	293.8	283.6	—	—	4,617.0	4,583.1
Other Asset-Backed	50.4	49.7	1,561.5	1,552.7	471.2	474.1	105.5	106.2	2,188.6	2,182.7
Commercial Mortgage-Backed	45.1	44.8	524.6	518.6	33.7	26.8	—	—	603.4	590.2
Total Available for Sale Debt Securities	$3,877.8	$3,850.7	$19,519.1	$19,387.0	$4,922.2	$4,875.0	$910.0	$888.8	$29,229.1	$29,001.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$115.3	$114.7	$1,387.7	$1,357.2	$892.9	$845.8	$152.3	$141.2	$2,548.2	$2,458.9
Government Sponsored Agency	888.5	793.6	3,358.8	2,971.4	2,771.9	2,426.5	1,615.8	1,363.1	8,635.0	7,554.6
Non-U.S. Government	2,697.3	2,696.6	1,038.5	983.1	—	—	—	—	3,735.8	3,679.7
Corporate Debt	142.3	140.4	194.7	187.5	14.6	12.7	—	—	351.6	340.6
Covered Bonds	475.3	473.8	1,178.7	1,123.8	122.8	117.1	—	—	1,776.8	1,714.7
Certificates of Deposit	336.0	335.7	—	—	—	—	—	—	336.0	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,126.2	2,075.0	2,015.4	1,897.5	5.3	4.5	—	—	4,146.9	3,977.0
Other Asset-Backed	—	—	77.8	78.1	29.3	29.2	—	—	107.1	107.3
Commercial Mortgage-Backed	—	—	37.6	36.8	—	—	—	—	37.6	36.8
Other	61.4	60.1	327.8	295.1	50.4	38.6	182.1	55.4	621.7	449.2
Total Held to Maturity Debt Securities	$6,842.3	$6,689.9	$9,617.0	$8,930.5	$3,887.2	$3,474.4	$1,950.2	$1,559.7	$22,296.7	$20,654.5
Total Debt Securities	$10,720.1	$10,540.6	$29,136.1	$28,317.5	$8,809.4	$8,349.4	$2,860.2	$2,448.5	$51,525.8	$49,656.0
Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

114 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality. AFS debt securities impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible credit losses. A determination as to whether a security’s decline in market value is related to credit impairment takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is credit-related include, but are not limited to, the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer, which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that Northern Trust will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if a credit loss has occurred.
There was a $0.2 million allowance for credit losses for AFS securities for the year ended December 31, 2024, reflecting a $1.0 million release from December 31, 2023. There was a $1.2 million allowance for credit losses for AFS securities for the year ended December 31, 2023, reflecting a $0.1 million release from December 31, 2022. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2024 and 2023.
TABLE 53: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2024	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$4,477.5	$11.1	$532.3	$11.8	$5,009.8	$22.9
Obligations of States and Political Subdivisions	—	—	297.5	13.6	297.5	13.6
Government Sponsored Agency	3,298.8	14.5	6,373.8	118.0	9,672.6	132.5
Non-U.S. Government	54.9	0.1	181.6	12.2	236.5	12.3
Corporate Debt	—	—	76.9	1.6	76.9	1.6
Covered Bonds	—	—	119.6	3.6	119.6	3.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	881.9	2.6	720.5	39.6	1,602.4	42.2
Other Asset-Backed	35.4	—	405.4	12.9	440.8	12.9
Commercial Mortgage-Backed	—	—	376.1	13.5	376.1	13.5
Total	$8,748.5	$28.3	$9,083.7	$226.8	$17,832.2	$255.1
Note: One corporate debt AFS security with a fair value of $38.9 million and unrealized loss of $1.3 million has been excluded from the table above as it has a $0.2 million allowance for credit losses reported as of December 31, 2024. Refer to the discussion further above and Note 6, “Allowance for Credit Losses” for further information.

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
Note: Three corporate debt AFS securities with a fair value of $98.4 million and unrealized losses of $5.9 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $71.0 million and unrealized loss of $8.2 million have been excluded from the table above as these AFS securities have a $1.2 million allowance for credit losses reported as of December 31, 2023. Refer to the discussion further above and Note 6, “Allowance for Credit Losses” for further information.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there were 767 AFS debt securities with a combined fair value of $17.8 billion in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $255.1 million. As of December 31, 2023, there were 898 AFS debt securities with a combined fair value of $19.4 billion in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $568.3 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.
The following table provides the amortized cost of HTM debt securities by credit rating using ratings from Moody’s, S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 54: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total	71%	15%	10%	1%	3%	100%

	AS OF DECEMBER 31, 2023
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$954.7	$1,609.0	$—	$—	$0.2	$2,563.9
Government Sponsored Agency	9,355.3	—	—	—	—	9,355.3
Non-U.S. Government	813.3	1,179.6	2,463.3	332.9	—	4,789.1
Corporate Debt	2.1	302.6	341.4	—	—	646.1
Covered Bonds	2,208.6	—	—	—	—	2,208.6
Certificates of Deposit	545.9	—	—	—	39.2	585.1
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,047.9	1,166.5	30.0	1.1	—	5,245.5
Other Asset-Backed	214.2	—	—	—	—	214.2
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	54.8	—	—	—	521.5	576.3
Total	$18,234.4	$4,257.7	$2,834.7	$334.0	$560.9	$26,221.7
Percent of Total	70%	16%	11%	1%	2%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% and 97% of the HTM portfolio at December 31, 2024 and December 31, 2023, respectively, comprised of securities rated A or higher.
Investment Security Gains and Losses. Proceeds of $2.0 billion, $5.2 billion and $138.7 million in 2024, 2023 and 2022, respectively, from the sale of debt securities resulted in the pre-tax Investment Security Gains (Losses), net shown in the following tables.
TABLE 55: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2024	2023	2022
Gross Realized Debt Securities Gains	$185.2	$10.5	$—
Gross Realized Debt Securities Losses	(374.5)	(180.0)	(214.0)
Investment Security Gains (Losses), net(1)	$(189.3)	$(169.5)	$(214.0)
(1) $214.0 million of Investment Security Losses for the year ended December 31, 2022, includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.

116 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 56: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	DECEMBER 31,
(In Millions)	2024	2023	2022
U.S. Governments	$(34.8)	$(29.9)	$—
Obligations of States and Political Subdivisions	—	9.8	(95.8)
Government Sponsored Agency	(23.0)	(73.2)	—
Corporate Debt	—	(7.6)	(67.3)
Covered Bonds	(4.2)	—	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	(48.2)	(9.1)	—
Other Asset-Backed	(56.5)	(58.6)	(17.1)
Commercial Mortgage-Backed	(22.6)	(0.9)	(33.8)
Investment Security Gains (Losses), net(1)	$(189.3)	$(169.5)	$(214.0)
(1) $214.0 million of Investment Security Losses for the year ended December 31, 2022, includes a $213.0 million loss recognized in 2022 in conjunction with the intent to sell certain AFS debt securities.
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 57: LOANS

	DECEMBER 31,
(In Millions)	2024	2023
Commercial
Commercial and Institutional(1)	$10,537.1	$11,555.3
Commercial Real Estate	5,314.2	5,134.2
Non-U.S.(1)	2,113.9	2,778.5
Other	2,313.6	5,944.8
Total Commercial	20,278.8	25,412.8
Personal
Private Client	15,848.8	14,360.0
Residential Real Estate	6,109.9	6,327.1
Non-U.S.	674.7	428.8
Other	478.4	1,088.3
Total Personal	23,111.8	22,204.2
Total Loans	$43,390.6	$47,617.0
(1) Commercial and institutional and commercial-non-U.S. combined include $4.1 billion and $4.5 billion of private equity capital call finance loans at December 31, 2024 and 2023, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2024 and 2023, equity credit lines totaled $250.3 million and $228.7 million, respectively. Equity credit lines for which first liens were held by Northern Trust represented 97% and 96% of the total equity credit lines as of December 31, 2024 and 2023, respectively.
Included within the other commercial, non-U.S. commercial, and other personal classes are short duration advances, primarily related to the processing of custodied client investments, totaling $3.8 billion and $8.4 billion at December 31, 2024 and 2023, respectively. The $8.4 billion short duration advances at December 31, 2023 primarily reflected higher levels of year-end trading and settlement activity. Demand deposit overdrafts reclassified as loan balances, primarily in personal-other, totaled $47.6 million and $12.1 million at December 31, 2024 and 2023, respectively. There were no loans classified as held for sale on either December 31, 2024 or December 31, 2023. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans sold during the year ended December 31, 2024. There was a $2.5 million commercial real estate loan sold during the year ended December 31, 2023.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust uses a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and their probability of default. Each borrower is rated using one of a number of ratings models or subjective assessment tools, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan class:
•Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;
•Commercial Real Estate: debt service coverage, loan-to-collateral value ratio, leasing status and guarantor support;
•Commercial-Other: leverage, profit margin, liquidity, asset size and capital levels;
•Non-U.S.: leverage, profit margin, liquidity, return on assets and capital levels;
•Residential Real Estate: payment history, credit bureau scores and loan-to-collateral value ratio;
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
Loans in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in adverse down-cycle scenarios. As a result of these characteristics, borrowers within this category exhibit a minimal to modest likelihood of loss. Loans in the “4 to 5” category are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the “1 to 3” category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have fewer financial resources to manage through economic downturns. As a result of these characteristics, borrowers within this category exhibit a moderate likelihood of loss. Loans in the “6 to 9” category have elevated credit risk profiles that are monitored through internal watch lists. Borrowers associated with these risk profiles may have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse economic cycles. As a result of these characteristics, these credits, which include all nonaccrual credits, have elevated risk of default or are currently in default.
Loan segment and class balances as of December 31, 2024 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

118 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 58: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional (C&I)
Risk Rating:
1 to 3 Category	$462.1	$238.2	$367.9	$466.2	$82.2	$277.2	$4,364.8	$26.5	$6,285.1
4 to 5 Category	708.3	506.4	392.5	428.3	82.3	144.2	1,585.1	59.7	3,906.8
6 to 9 Category	34.8	89.3	65.8	70.2	2.3	2.3	73.6	6.9	345.2
Total C&I	1,205.2	833.9	826.2	964.7	166.8	423.7	6,023.5	93.1	10,537.1
C&I Gross Charge-offs	—	(7.3)	(5.4)	—	—	—	—	—	(12.7)
Commercial Real Estate (CRE)
Risk Rating:
1 to 3 Category	123.2	256.3	224.4	203.7	13.8	43.7	52.6	—	917.7
4 to 5 Category	610.1	1,574.2	1,070.4	424.8	173.2	174.4	198.0	5.2	4,230.3
6 to 9 Category	14.0	15.8	125.7	6.0	4.3	0.4	—	—	166.2
Total CRE	747.3	1,846.3	1,420.5	634.5	191.3	218.5	250.6	5.2	5,314.2
CRE Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	707.1	—	—	—	70.6	28.8	614.9	—	1,421.4
4 to 5 Category	480.5	83.9	0.8	25.0	—	27.9	59.9	—	678.0
6 to 9 Category	0.9	—	13.6	—	—	—	—	—	14.5
Total Non-U.S.	1,188.5	83.9	14.4	25.0	70.6	56.7	674.8	—	2,113.9
Other
Risk Rating:
1 to 3 Category	1,142.4	—	—	—	—	—	—	—	1,142.4
4 to 5 Category	1,171.2	—	—	—	—	—	—	—	1,171.2
Total Other	2,313.6	—	—	—	—	—	—	—	2,313.6
Total Commercial	5,454.6	2,764.1	2,261.1	1,624.2	428.7	698.9	6,948.9	98.3	20,278.8
Commercial Gross Charge-offs	—	(7.3)	(7.8)	—	—	—	—	—	(15.1)
Personal
Private Client
Risk Rating:
1 to 3 Category	251.3	33.9	84.4	37.9	7.9	44.6	6,993.2	93.3	7,546.5
4 to 5 Category	249.0	660.2	384.0	390.5	123.5	181.3	5,734.8	535.3	8,258.6
6 to 9 Category	—	16.1	—	—	—	—	27.6	—	43.7
Total Private Client	500.3	710.2	468.4	428.4	131.4	225.9	12,755.6	628.6	15,848.8
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	197.5	150.5	436.7	375.2	325.7	743.6	114.3	—	2,343.5
4 to 5 Category	212.7	263.6	647.2	706.0	652.1	938.1	270.2	2.1	3,692.0
6 to 9 Category	1.7	—	6.8	3.9	2.3	32.5	27.2	—	74.4
Total RRE	411.9	414.1	1,090.7	1,085.1	980.1	1,714.2	411.7	2.1	6,109.9
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.3	1.0	—	—	—	6.0	369.6	—	379.9
4 to 5 Category	19.5	16.0	15.2	39.1	—	19.6	170.3	7.2	286.9
6 to 9 Category	7.8	—	—	—	—	0.1	—	—	7.9
Total Non-U.S.	30.6	17.0	15.2	39.1	—	25.7	539.9	7.2	674.7
Other
Risk Rating:
1 to 3 Category	168.5	—	—	—	—	—	—	—	168.5
4 to 5 Category	309.9	—	—	—	—	—	—	—	309.9
Total Other	478.4	—	—	—	—	—	—	—	478.4
Other Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Total Personal	1,421.2	1,141.3	1,574.3	1,552.6	1,111.5	1,965.8	13,707.2	637.9	23,111.8
Personal Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Total Loans	$6,875.8	$3,905.4	$3,835.4	$3,176.8	$1,540.2	$2,664.7	$20,656.1	$736.2	$43,390.6
Total Loans Gross Charge-offs	$—	$(7.3)	$(7.8)	$—	$—	$(0.4)	$—	$—	$(15.5)

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2023	2022	2021	2020	2019	PRIOR			TOTAL
Commercial
Commercial and Institutional (C&I)
Risk Rating:
1 to 3 Category	$443.9	$534.1	$668.3	$78.1	$137.2	$409.9	$4,909.8	$15.0	$7,196.3
4 to 5 Category	801.4	790.9	729.5	138.7	120.5	178.7	1,332.4	72.0	4,164.1
6 to 9 Category	13.8	70.0	60.8	12.0	0.1	1.7	34.7	1.8	194.9
Total C&I	1,259.1	1,395.0	1,458.6	228.8	257.8	590.3	6,276.9	88.8	11,555.3
CRE
Risk Rating:
1 to 3 Category	403.6	389.9	159.1	23.9	37.8	44.8	51.0	—	1,110.1
4 to 5 Category	1,513.5	1,208.8	521.0	218.4	252.8	96.0	136.3	7.9	3,954.7
6 to 9 Category	16.1	—	30.5	—	8.2	14.6	—	—	69.4
Total CRE	1,933.2	1,598.7	710.6	242.3	298.8	155.4	187.3	7.9	5,134.2
CRE Gross Charge-offs	(0.7)	(4.4)	—	—	—	—	—	—	(5.1)
Non-U.S.
Risk Rating:
1 to 3 Category	487.9	—	43.2	65.2	34.2	3.3	760.0	—	1,393.8
4 to 5 Category	974.7	0.8	—	—	—	150.0	243.4	—	1,368.9
6 to 9 Category	1.5	14.3	—	—	—	—	—	—	15.8
Total Non-U.S.	1,464.1	15.1	43.2	65.2	34.2	153.3	1,003.4	—	2,778.5
Other
Risk Rating:
1 to 3 Category	4,313.2	—	—	—	—	—	—	—	4,313.2
4 to 5 Category	1,631.6	—	—	—	—	—	—	—	1,631.6
Total Other	5,944.8	—	—	—	—	—	—	—	5,944.8
Other Gross Charge-offs	(0.6)	—	—	—	—	—	—	—	(0.6)
Total Commercial	10,601.2	3,008.8	2,212.4	536.3	590.8	899.0	7,467.6	96.7	25,412.8
Commercial Gross Charge-offs	(1.3)	(4.4)	—	—	—	—	—	—	(5.7)
Personal
Private Client
Risk Rating:
1 to 3 Category	504.7	140.8	52.3	67.5	8.7	134.7	5,320.9	168.1	6,397.7
4 to 5 Category	290.1	488.2	655.1	100.9	158.8	44.7	5,721.5	447.8	7,907.1
6 to 9 Category	23.6	0.3	—	—	—	18.3	13.0	—	55.2
Total Private Client	818.4	629.3	707.4	168.4	167.5	197.7	11,055.4	615.9	14,360.0
RRE
Risk Rating:
1 to 3 Category	278.7	464.0	500.6	373.3	142.4	722.4	219.8	—	2,701.2
4 to 5 Category	191.6	694.9	717.4	686.7	290.0	805.3	170.3	—	3,556.2
6 to 9 Category	—	10.9	—	0.7	1.6	43.6	12.9	—	69.7
Total RRE	470.3	1,169.8	1,218.0	1,060.7	434.0	1,571.3	403.0	—	6,327.1
RRE Gross Charge-offs	(0.8)	—	—	—	—	(1.0)	—	—	(1.8)
Non-U.S.
Risk Rating:
1 to 3 Category	15.5	—	0.6	—	—	4.6	71.4	—	92.1
4 to 5 Category	12.7	16.0	39.2	—	16.4	8.9	236.1	7.4	336.7
Total Non-U.S.	28.2	16.0	39.8	—	16.4	13.5	307.5	7.4	428.8
Other
Risk Rating:
1 to 3 Category	461.7	—	—	—	—	—	—	—	461.7
4 to 5 Category	626.6	—	—	—	—	—	—	—	626.6
Total Other	1,088.3	—	—	—	—	—	—	—	1,088.3
Total Personal	2,405.2	1,815.1	1,965.2	1,229.1	617.9	1,782.5	11,765.9	623.3	22,204.2
Personal Gross Charge-offs	$(0.8)	$—	$—	$—	$—	$(1.0)	$—	$—	$(1.8)
Total Loans	$13,006.4	$4,823.9	$4,177.6	$1,765.4	$1,208.7	$2,681.5	$19,233.5	$720.0	$47,617.0
Total Loans Gross Charge-offs	$(2.1)	$(4.4)	$—	$—	$—	$(1.0)	$—	$—	$(7.5)

120 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of December 31, 2024 and 2023.
TABLE 59: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2024
Commercial
Commercial and Institutional	$10,486.9	$12.8	$0.7	$6.9	$10,507.3	$29.8	$10,537.1	$10.5
Commercial Real Estate	5,304.9	3.3	—	0.4	5,308.6	5.6	5,314.2	5.6
Non-U.S.	2,113.0	—	0.4	—	2,113.4	0.5	2,113.9	—
Other	2,313.6	—	—	—	2,313.6	—	2,313.6	—
Total Commercial	20,218.4	16.1	1.1	7.3	20,242.9	35.9	20,278.8	16.1
Personal
Private Client	15,677.6	87.7	15.2	66.0	15,846.5	2.3	15,848.8	0.7
Residential Real Estate	6,063.4	17.2	2.5	9.0	6,092.1	17.8	6,109.9	17.8
Non-U.S.	673.1	1.6	—	—	674.7	—	674.7	—
Other	478.4	—	—	—	478.4	—	478.4	—
Total Personal	22,892.5	106.5	17.7	75.0	23,091.7	20.1	23,111.8	18.5
Total Loans	$43,110.9	$122.6	$18.8	$82.3	$43,334.6	$56.0	$43,390.6	$34.6
			Other Real Estate Owned			$—
			Total Nonaccrual Assets			$56.0

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2023
Commercial
Commercial and Institutional	$11,374.6	$163.7	$0.7	$—	$11,539.0	$16.3	$11,555.3	$4.1
Commercial Real Estate	5,123.7	4.4	6.1	—	5,134.2	—	5,134.2	—
Non-U.S.	2,778.5	—	—	—	2,778.5	—	2,778.5	—
Other	5,944.8	—	—	—	5,944.8	—	5,944.8	—
Total Commercial	25,221.6	168.1	6.8	—	25,396.5	16.3	25,412.8	4.1
Personal
Private Client	14,240.0	63.9	24.8	11.0	14,339.7	20.3	14,360.0	18.3
Residential Real Estate	6,283.0	7.5	0.5	9.1	6,300.1	27.0	6,327.1	27.0
Non-U.S	428.2	—	0.6	—	428.8	—	428.8	—
Other	1,088.3	—	—	—	1,088.3	—	1,088.3	—
Total Personal	22,039.5	71.4	25.9	20.1	22,156.9	47.3	22,204.2	45.3
Total Loans	$47,261.1	$239.5	$32.7	$20.1	$47,553.4	$63.6	$47,617.0	$49.4
			Other Real Estate Owned			$1.5
			Total Nonaccrual Assets			$65.1
Interest income that would have been recorded for nonaccrual loans and leases in accordance with their original terms was $2.1 million in 2024, $3.4 million in 2023, and $4.1 million in 2022.
Northern Trust may obtain physical possession of real estate via foreclosure on an in-substance repossession. As of December 31, 2024 and 2023, Northern Trust held foreclosed real estate properties with an immaterial carrying value for both years as a result of obtaining physical possession. As of both December 31, 2024 and 2023, Northern Trust had loans with a carrying value of $3.5 million for which formal foreclosure proceedings were in process.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications to Borrowers Experiencing Financial Difficulty
Northern Trust may provide payment relief by modifying the terms of the original loans for borrowers experiencing financial difficulties. Loan modifications to borrowers experiencing financial difficulty involve primarily extension of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof and totaled $7.2 million and $40.7 million for the years ended December 31, 2024 and 2023, respectively. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of December 31, 2024, of loans that were modified in the previous 12 months, there were no loans 30-89 days past due and $1.3 million 90 days and greater past due in accordance with their modified terms. As of December 31, 2023, of the loans that were modified in the previous 12 months, there were $4.7 million 30-89 days past due and $16.2 million 90 days and greater past due in accordance with their modified terms. Northern Trust charged off $8.5 million and $2.0 million related to loan modifications to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023, respectively.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust had modified the payment terms of the loans as of December 31, 2024 and 2023, respectively.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. The primary forecast reflects an outlook of steady growth, with interest rate cuts continuing as inflation and unemployment rates stabilize. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s Macroeconomic Scenario Development Committee, as well as, reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.
Material qualitative adjustments in 2024 relate to a higher likelihood of a recession within the CRE portfolio due to continued concerns around office occupancy rates and high interest rates, the potential impact of climate-related risks on underlying property values within the CRE and RRE portfolios, and the potential for higher-than-expected losses on large individual exposures. Relative to the quantitative reserve, the qualitative component increased slightly year-over-year, primarily due to higher adjustments related to the CRE portfolio.
The following table provides information regarding changes in the total allowance for credit losses.
TABLE 60: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2024
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$178.7	$26.9	$12.7	$0.9	$219.2
Charge-Offs	(15.5)	—	—	—	(15.5)
Recoveries	4.2	—	—	—	4.2
Net Recoveries (Charge-Offs)	(11.3)	—	—	—	(11.3)
Provision for Credit Losses(1)	0.6	3.5	(6.2)	0.1	(2.0)
Balance at End of Period	$168.0	$30.4	$6.5	$1.0	$205.9
(1) The table excludes a negative provision for credit losses of $1.0 million for the year ended December 31, 2024 for AFS debt securities. See further detail in Note 4, “Securities.”

122 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$144.3	$38.5	$16.0	$0.8	$199.6
Charge-Offs	(7.5)	—	(1.2)	—	(8.7)
Recoveries	3.7	—	—	—	3.7
Net Recoveries (Charge-Offs)	(3.8)	—	(1.2)	—	(5.0)
Provision for Credit Losses(1)	38.2	(11.6)	(2.1)	0.1	24.6
Balance at End of Period	$178.7	$26.9	$12.7	$0.9	$219.2
(1) The table excludes a negative provision for credit losses of $0.1 million for the year ended December 31, 2023 for AFS debt securities. See further detail in Note 4, “Securities.”

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
Excluding the negative provisions for AFS debt securities, Northern Trust recognized a negative Provision for Credit Losses of $2.0 million for the year ended December 31, 2024, as compared to a Provision for Credit Losses of $24.6 million and $10.7 million for the year ended December 31, 2023 and 2022, respectively. The negative provision in 2024 was due to decreases in both individual and collective reserves. The decrease in individual reserves was driven by one commercial loan charge-off. The decrease in collective reserves related primarily to the HTM debt securities portfolio and was driven by methodology updates and changes in portfolio quality, partially offset by an increase in the reserve for the CRE portfolio, due to changes in portfolio quality during the year. There were net charge-offs of $11.3 million and $5.0 million for the year ended December 31, 2024 and December 31, 2023, respectively, and net recoveries of $4.2 million for the year ended December 31, 2022. For further detail, please see the Allowance for the Loan Portfolio and the Allowance for Held to Maturity Debt Securities Portfolio sections below.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment.
TABLE 61: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(15.1)	(0.4)	(15.5)	—	—	—
Recoveries	—	4.2	4.2	—	—	—
Net Recoveries (Charge-Offs)	(15.1)	3.8	(11.3)	—	—	—
Provision for Credit Losses	6.8	(6.2)	0.6	3.4	0.1	3.5
Balance at End of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4

	2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(5.7)	(1.8)	(7.5)	—	—	—
Recoveries	0.2	3.5	3.7	—	—	—
Net Recoveries (Charge-Offs)	(5.5)	1.7	(3.8)	—	—	—
Provision for Credit Losses	36.1	2.1	38.2	(11.4)	(0.2)	(11.6)
Balance at End of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9

	2022
	LOANS AND LEASES			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$105.6	$32.8	$138.4	$31.4	$2.7	$34.1
Charge-Offs	(5.3)	(0.7)	(6.0)	—	—	—
Recoveries	2.7	7.5	10.2	—	—	—
Net Recoveries (Charge-Offs)	(2.6)	6.8	4.2	—	—	—
Provision for Credit Losses	13.2	(11.5)	1.7	4.9	(0.5)	4.4
Balance at End of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5

124 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of December 31, 2024 and 2023.
TABLE 62: RECORDED INVESTMENTS IN LOANS

	DECEMBER 31, 2024			DECEMBER 31, 2023
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$35.9	$30.0	$65.9	$33.7	$62.6	$96.3
Evaluated on a Collective Basis	20,242.9	23,081.8	43,324.7	25,379.1	22,141.6	47,520.7
Total Loans	20,278.8	23,111.8	43,390.6	25,412.8	22,204.2	47,617.0
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	1.2	2.0	3.2	11.4	2.0	13.4
Evaluated on a Collective Basis	137.3	27.5	164.8	135.4	29.9	165.3
Allowance Assigned to Loans	138.5	29.5	168.0	146.8	31.9	178.7
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	28.3	2.1	30.4	24.9	2.0	26.9
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$166.8	$31.6	$198.4	$171.7	$33.9	$205.6
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for held to maturity debt securities.
TABLE 63: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for Credit Losses	(0.6)	(1.5)	(1.1)	(0.3)	(0.1)	(2.6)	(6.2)
Balance at End of Period	$0.3	$2.0	$1.1	$0.9	$—	$2.2	$6.5
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	2023
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$1.9	$3.6	$4.0	$1.5	$0.1	$4.9	$16.0
Charge-Offs	—	—	—	—	—	(1.2)	(1.2)
Recoveries	—	—	—	—	—	—	—
Net Recoveries (Charge-Offs)	—	—	—	—	—	(1.2)	(1.2)
Provision for Credit Losses	(1.0)	(0.1)	(1.8)	(0.3)	—	1.1	(2.1)
Balance at End of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Other Financial Assets. The allowance for other financial assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to other financial assets was $1.0 million and $0.9 million as of December 31, 2024 and 2023, respectively.
Accrued Interest. Accrued interest balances are reported within Other Assets on the consolidated balance sheets. Northern Trust elected not to measure an allowance for credit losses for accrued interest receivables related to its loans and securities portfolios as its policy is to write-off uncollectible accrued interest receivable balances in a timely manner. Accrued interest is written off by reversing interest income during the period the financial asset is moved from an accrual to a nonaccrual status.
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 64: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2024	DECEMBER 31, 2023
Loans	$211.7	$241.7
Debt Securities
Held to Maturity	58.9	72.0
Available for Sale	173.9	129.2
Other Financial Assets	53.1	86.0
Total	$497.6	$528.9
The amount of accrued interest reversed through interest income for loans and securities was immaterial and there was no accrued interest reversed through interest income related to any other financial assets during the years ended 2024 and 2023.
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
Banks and Bank Holding Companies. At December 31, 2024, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.7 billion and Securities Purchased under Agreements to Resell of $426.0 million. At December 31, 2023, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.7 billion, and Securities Purchased under Agreements to Resell of $784.7 million. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system, and consideration of external market indicators as well as regulatory single counterparty credit limits. Northern Trust places deposits with banks that have strong internal and external credit ratings, and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.1 billion at December 31, 2024 and $6.3 billion at December 31, 2023, representing 15% and 14%, respectively, of total U.S. loans. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $679.5 million and $804.2 million at December 31, 2024 and 2023, respectively. The table below provides additional detail regarding residential real estate loans by geographic region.

126 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 65: RESIDENTIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION

	DECEMBER 31,
(In Millions)	2024	2023
Residential Real Estate by geographic region:
Florida	$1,636.5	$1,648.1
California	1,371.9	1,463.8
Illinois	591.3	640.3
New York	510.8	505.4
Colorado	309.9	344.1
Texas	308.7	318.7
All other(1)	1,380.8	1,406.7
Total Residential Real Estate	$6,109.9	$6,327.1
(1) The remainder is distributed throughout the other geographic regions within the U.S. served by Northern Trust.
Commercial Real Estate. Commercial real estate loans totaled $5.3 billion at December 31, 2024 and $5.1 billion at December 31, 2023, representing 13% and 12%, respectively, of total U.S. loans. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust.
Underwriting standards generally reflect conservative loan-to-collateral value (LTV) ratios and debt service coverage requirements. LTV ratios, calculated as the outstanding amount of the loan divided by the estimated value of the property, are a critical component of Northern Trust’s underwriting standards. Northern Trust utilizes LTV ratios in various stages of the lending and risk management process. Northern Trust’s policy related to LTV limits is more conservative than what is prescribed by current supervisory regulations. LTV ratios are monitored and updated on a quarterly basis utilizing the most recent outstanding amounts and appraisal values based on models, automated valuation services, or updated appraisals.
All commercial real estate transactions, regardless of size, require an independent appraisal at loan origination, unless permissible and approved regulatory exemptions can be applied. Real estate appraisals are, at a minimum, performed in accordance with generally accepted appraisal standards as applicable under local regulations. Northern Trust considers obtaining a new appraisal as part of the loan renewal process or whenever credit quality or market conditions have materially and adversely changed to the point where it is prudent to reassess the value of the real estate collateral. For defaulted loans, appraisals are updated on an, at least, annual basis. Appraisal values might be discounted based upon Northern Trust’s experience with actual liquidation values and management’s judgement as to the realizable value of the property.
Recourse to borrowers through guarantees is also generally required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, Texas, and New York markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion. At December 31, 2024, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $376.5 million and $81.9 million, respectively. At December 31, 2023, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $413.0 million and $82.1 million, respectively.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides additional detail regarding commercial real estate loan types.
TABLE 66: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2024	2023
Commercial Mortgages
Office	$944.4	$1,035.1
Apartment/ Multi-family	1,599.9	1,633.9
Retail	665.6	620.9
Industrial/ Warehouse	906.1	687.1
Other	630.3	575.3
Total Commercial Mortgages	4,746.3	4,552.3
Construction, Acquisition and Development Loans	567.9	581.9
Total Commercial Real Estate Loans	$5,314.2	$5,134.2
Note 8 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.
TABLE 67: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2024
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	226.5	143.4	83.1
Equipment	539.6	343.4	196.2
Leasehold Improvements	553.5	353.7	199.8
Total Buildings and Equipment	$1,331.1	$840.8	$490.3

	DECEMBER 31, 2023
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	253.1	141.4	111.7
Equipment	536.5	337.5	199.0
Leasehold Improvements	530.0	349.7	180.3
Total Buildings and Equipment	$1,331.1	$828.9	$502.2
The charge for depreciation amounted to $110.0 million in 2024, $115.9 million in 2023, and $110.1 million in 2022 on the consolidated statements of income.
Note 9 – Lease Commitments
As of December 31, 2024, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.
The components of lease costs for the years ended December 31, 2024 and 2023 were as follows.
TABLE 68: LEASE COST COMPONENTS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023
Operating Lease Cost	$93.5	$109.2
Variable Lease Cost (1)	49.3	54.7
Sublease Income	(3.0)	(2.7)
Total Lease Cost	$139.8	$161.2
(1) Variable Lease Cost includes rental payments based on usage, common-area maintenance costs and property taxes.

128 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a maturity analysis of lease liabilities as of December 31, 2024.
TABLE 69: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2025	$105.0
2026	90.8
2027	89.1
2028	76.3
2029	61.0
Later Years	349.5
Total Lease Payments	771.7
Less: Imputed Interest	(122.9)
Present Value of Lease Liabilities	$648.8
As of December 31, 2024, Northern Trust had a commitment for an operating lease in addition to the above that has not yet commenced for approximately $5.8 million. The operating lease is for the use of office space with a lease term of 10 years and is expected to commence in the first quarter of 2025.
Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2024 and 2023 are presented in the following table.
TABLE 70: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2024	DECEMBER 31, 2023
Assets
Operating Lease Right-of-Use Asset	Other Assets	$478.0	$522.8
Liabilities
Operating Lease Liability	Other Liabilities	$648.8	$692.8
The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2024 and 2023 were as follows:
TABLE 71: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2024	DECEMBER 31, 2023
Operating Leases
Weighted-Average Remaining Lease Term	9.7 years	10.1 years
Weighted-Average Discount Rate	3.4%	3.3%
The following table provides supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023.
TABLE 72: SUPPLEMENTAL CASH FLOW INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$94.5	$91.4
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$36.5	$122.6

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2024 and 2023, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows.
TABLE 73: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2022	$611.0	$80.3	$691.3
Foreign Exchange Rates	10.9	0.1	11.0
Balance at December 31, 2023	$621.9	$80.4	$702.3
Foreign Exchange Rates	(7.3)	(0.1)	(7.4)
Balance at December 31, 2024	$614.6	$80.3	$694.9
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Asset Servicing and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2024 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2024.
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2024 and 2023 were as follows.
TABLE 74: OTHER INTANGIBLE ASSSETS SUBJECT TO AMORTIZATION

	DECEMBER 31,
(In Millions)	2024	2023
Gross Carrying Amount	$127.0	$135.0
Less: Accumulated Amortization	68.9	63.4
Net Book Value	$58.1	$71.6
TABLE 75: CHANGES IN OTHER INTANGIBLE ASSETS

(In Millions)
Balance at December 31, 2022	$77.6
Amortization	(9.3)
Foreign Exchange Rates	3.3
Balance at December 31, 2023	71.6
Amortization	(9.2)
Foreign Exchange Rates	(4.3)
Balance at December 31, 2024	$58.1
Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization for the years 2025, 2026, 2027, 2028, and 2029 is estimated to be $8.4 million, $8.0 million, $7.8 million, $7.2 million, and $7.2 million, respectively.

130 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2024 and 2023 were as follows.
TABLE 76: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2024	2023
Gross Carrying Amount	$4,259.6	$3,781.7
Less: Accumulated Amortization	2,104.5	1,754.2
Net Carrying Value	$2,155.1	$2,027.5
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of costs related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $597.6 million in 2024, $509.4 million in 2023, and $434.2 million in 2022.
Note 11 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2024.
TABLE 77: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2024
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$4,845.1	$2,166.9	$7,012.0
Over 1 Year to 2 Years	83.8	—	83.8
Over 2 Years to 3 Years	5.3	—	5.3
Over 3 Years to 4 Years	10.2	—	10.2
Over 4 Years to 5 Years	2.1	—	2.1
Over 5 Years	—	—	—
Total	$4,946.5	$2,166.9	$7,113.4
As of December 31, 2023, there were $6.0 billion of time deposits in denominations of $250,000 or greater, of which, $3.5 billion were Certificates of Deposit and $2.6 billion were non-U.S.
Note 12 – Senior Notes and Long-Term Debt
Senior Notes. A summary of Senior Notes outstanding at December 31, 2024 and 2023 is presented in the following table.
TABLE 78: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2024	2023
Corporation-Senior Notes
Fixed Rate Due May 2027(1)	4.00%	$998.3	$997.6
Fixed Rate Due Aug. 2028(2)(3)	3.65	479.6	483.3
Fixed Rate Due May 2029(2)(3)	3.15	465.3	469.1
Fixed Rate Due May 2030(2)(3)	1.95	826.5	823.2
Total Senior Notes		$2,769.7	$2,773.2
(1) Redeemable within one month of maturity.
(2) Redeemable within three months of maturity.
(3) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of senior notes outstanding of $(224.2) million and $(219.1) million were recorded as of December 31, 2024 and 2023, respectively. See further detail in Note 25, “Derivative Financial Instruments.”

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt. A summary of Long-Term Debt, defined as debt with original maturities of one year or more, outstanding at December 31, 2024 and 2023 is presented in the following table. We do not reclassify long-term debt to short-term borrowings within a year of maturity.
TABLE 79: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2024	2023
Corporation-Subordinated Debt
Fixed Rate Notes due October 2025(1)	3.950%	$736.0	$720.3
Fixed-to-Floating Rate Notes due May 2032(2)	3.375	349.8	349.7
Fixed Rate Notes due November 2032(3)	6.125	995.5	995.0
Total Corporation-Subordinated Debt		$2,081.3	$2,065.0

Federal Home Loan Bank (FHLB) Advances
FHLB Fixed Rate Advance due December 2025	5.13%	$30.0	$30.0
FHLB Fixed Rate Advance due December 2025	5.18	570.0	570.0
FHLB Fixed Rate Advance due March 2026	5.13	600.0	600.0
FHLB Fixed Rate Advance due June 2026	5.09	800.0	800.0
Total FHLB Advances		$2,000.0	$2,000.0

Total Long-Term Debt		$4,081.3	$4,065.0
Long-Term Debt Qualifying as Risk-Based Capital		$1,347.1	$1,490.8
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
(3) Redeemable within three months of maturity.
Note 13 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2024, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2024, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of December 31, 2024 and 2023 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).
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

132 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Series E Preferred Stock. As of December 31, 2024, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of December 31, 2024 and 2023 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 22, 2024, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2025, to stockholders of record as of December 15, 2024.
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
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25.0 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. During the year ended December 31, 2024, the Corporation repurchased 10,489,770 shares of common stock, including 424,806 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $937.8 million. During the year ended December 31, 2023, the Corporation repurchased 4,384,678 shares of common stock, including 378,130 shares withheld to satisfy tax withholding obligations related to share-based compensation at a total cost of $347.5 million. During the year ended December 31, 2022, the Corporation repurchased 311,536 shares of common stock, all of which were shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $35.4 million.
The average price paid per share for common stock repurchased in 2024, 2023, and 2022 was $89.41, 79.26, and 113.70, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:
TABLE 80: SHARES OF COMMON STOCK

	2024	2023	2022
Balance at January 1	205,126,224	208,428,309	207,761,875
Incentive Plan and Awards	1,178,816	1,040,450	914,404
Stock Options Exercised	154,476	42,143	63,566
Treasury Stock Purchased	(10,489,770)	(4,384,678)	(311,536)
Balance at December 31	195,969,746	205,126,224	208,428,309

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2024, 2023, and 2022, and changes during the years then ended.
TABLE 81: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED (LOSSES) GAINS ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2021	$107.1	$(2.4)	$155.2	$(295.5)	$(35.6)
Net Change	(1,474.7)	3.6	9.4	(71.9)	(1,533.6)
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	443.7	(0.4)	39.0	(51.0)	431.3
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	325.8	(0.2)	29.5	(31.2)	323.9
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.

134 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 82: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2024			2023			2022
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$147.7	$(39.5)	$108.2	$319.4	$(81.1)	$238.3	$(2,263.8)	$580.2	$(1,683.6)
Reclassification Adjustments for Losses (Gains) Included in Net Income:
Interest Income on Debt Securities(1)	101.3	(25.1)	76.2	105.6	(26.7)	78.9	65.1	(16.4)	48.7
Net Losses on Debt Securities(2)	189.3	(47.9)	141.4	169.5	(43.0)	126.5	214.0	(53.8)	160.2
Net Change	$438.3	$(112.5)	$325.8	$594.5	$(150.8)	$443.7	$(1,984.7)	$510.0	$(1,474.7)
Unrealized (Losses) Gains on Cash Flow Hedges
Foreign Exchange Contracts	$13.2	$(3.2)	$10.0	$36.3	$(9.2)	$27.1	$1.0	$(0.3)	$0.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(13.4)	3.2	(10.2)	(36.8)	9.3	(27.5)	3.7	(0.8)	2.9
Net Change	$(0.2)	$—	$(0.2)	$(0.5)	$0.1	$(0.4)	$4.7	$(1.1)	$3.6
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(149.0)	$5.4	$(143.6)	$100.8	$(1.6)	$99.2	$(200.1)	$3.0	$(197.1)
Long-Term Intra-Entity Foreign Currency Transaction (Losses) Gains	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)	(2.6)	0.7	(1.9)
Net Investment Hedge Gains (Losses)	233.1	(59.3)	173.8	(77.4)	17.9	(59.5)	278.7	(70.3)	208.4
Net Change	$83.2	$(53.7)	$29.5	$22.5	$16.5	$39.0	$76.0	$(66.6)	$9.4
Pension and Other Postretirement Benefit Adjustments
Net Actuarial (Losses) Gains	$(54.0)	$12.9	$(41.1)	$(71.4)	$15.7	$(55.7)	$(163.9)	$44.7	$(119.2)
Reclassification Adjustment for Losses (Gains) Included in Net Income(4)
Amortization of Net Actuarial Loss	13.0	(3.2)	9.8	6.4	(1.7)	4.7	19.1	(4.7)	14.4
Amortization of Prior Service Cost (Credit)	(0.1)	—	(0.1)	—	—	—	(1.0)	0.3	(0.7)
Settlement Loss	0.2	—	0.2	—	—	—	44.9	(11.3)	33.6
Net Change	$(40.9)	$9.7	$(31.2)	$(65.0)	$14.0	$(51.0)	$(100.9)	$29.0	$(71.9)
Total Net Change	$480.4	$(156.5)	$323.9	$551.5	$(120.2)	$431.3	$(2,004.9)	$471.3	$(1,533.6)
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Net Income per Common Share
The computations of net income per common share are presented in the following table.
TABLE 83: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2024	2023	2022
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	201,263,646	207,248,094	208,309,331
Net Income	$2,031.1	$1,107.3	$1,336.0
Less: Dividends on Preferred Stock	41.8	41.8	41.8
Net Income Applicable to Common Stock	1,989.3	1,065.5	1,294.2
Less: Earnings Allocated to Participating Securities	16.9	11.6	11.8
Earnings Allocated to Common Shares Outstanding	$1,972.4	$1,053.9	$1,282.4
Basic Net Income Per Common Share	9.80	5.09	6.16
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	201,263,646	207,248,094	208,309,331
Plus Dilutive Effect of Share-based Compensation	606,459	315,652	557,933
Average Common and Potential Common Shares	201,870,105	207,563,746	208,867,264
Earnings Allocated to Common and Potential Common Shares	$1,972.3	$1,053.9	$1,282.4
Diluted Net Income Per Common Share	9.77	5.08	6.14
Note: Common stock equivalents of 0.1 million for the year ended December 31, 2024, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive. For the years ended December 31, 2023 and 2022, respectively, there were 0.1 million and de minimis common stock equivalents excluded in the computation of diluted net income per share.
Note 16 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration fees is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to Asset Servicing clients. Investment Management and Advisory income contains revenue received from providing asset management and related services to Wealth Management and Asset Servicing clients and to Northern Trust sponsored funds. Securities Lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with Asset Servicing clients. Other fees largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to Asset Servicing and Wealth Management clients.
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

136 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.
TABLE 84: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,915.2	$1,805.3	$1,816.0
Investment Management and Advisory	2,491.5	2,232.3	2,299.1
Securities Lending	74.3	83.9	81.6
Other	246.8	240.3	235.9
Total Trust, Investment and Other Servicing Fees	$4,727.8	$4,361.8	$4,432.6
Other Noninterest Income
Foreign Exchange Trading Income	$231.2	$203.9	$288.6
Treasury Management Fees	35.7	31.6	39.3
Security Commissions and Trading Income	150.5	135.0	136.2
Other Operating Income	1,157.4	228.7	191.3
Investment Security Gains (Losses), net	(189.3)	(169.5)	(214.0)
Total Other Noninterest Income	$1,385.5	$429.7	$441.4
Total Noninterest Income	$6,113.3	$4,791.5	$4,874.0
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2024, revenue from contracts with clients also includes $143.7 million of the $150.5 million total Security Commissions and Trading Income and $39.3 million of the $1,157.4 million total Other Operating Income. For the year ended December 31, 2023, revenue from contracts with clients also includes $115.9 million of the $135.0 million total Security Commissions and Trading Income and $38.9 million of the $228.7 million total Other Operating Income. For the year ended December 31, 2022, revenue from contracts with clients also includes $116.8 million of the $136.2 million total Security Commissions and Trading Income and $37.2 million of the $191.3 million total Other Operating Income.
Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2024 and 2023.
TABLE 85: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2024	2023
Trust Fees Receivable, net(1)	$932.3	$863.5
Other	64.5	64.9
Total Client Receivables	$996.8	$928.4
(1)Trust Fees Receivable is net of a $12.0 million and $15.9 million fee receivable allowance as of December 31, 2024 and 2023, respectively.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 86: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Interest Income
Federal Reserve and Other Central Bank Deposits	$1,735.9	$1,462.3	$472.0
Interest-Bearing Due from and Deposits with Banks(1)	122.6	130.1	46.6
Federal Funds Sold	—	0.3	0.1
Securities Purchased under Agreements to Resell	3,340.2	1,585.2	103.7
Securities – Taxable	1,888.6	1,534.4	899.9
– Nontaxable(2)	1.1	1.3	1.3
Loans and Leases	2,567.1	2,551.1	1,344.3
Other Interest-Earning Assets(3)	106.8	60.3	9.8
Total Interest Income	$9,762.3	$7,325.0	$2,877.7
Interest Expense
Deposits	$3,415.9	$2,685.3	$602.8
Federal Funds Purchased	129.2	256.9	34.1
Securities Sold under Agreements to Repurchase	3,280.4	1,541.1	90.7
Other Borrowings	362.7	542.5	126.2
Senior Notes	173.5	170.0	92.7
Long-Term Debt	223.5	147.2	44.0
Total Interest Expense	$7,585.2	$5,343.0	$990.5
Net Interest Income	$2,177.1	$1,982.0	$1,887.2
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
Note 18 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 87: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Loan Service Fees	$55.0	$83.1	$71.5
Banking Service Fees	55.0	53.0	49.8
Bank Owned Life Insurance	79.1	69.5	61.0
Other Income(1)(2)	968.3	23.1	9.0
Total Other Operating Income	$1,157.4	$228.7	$191.3
(1)      Other Income for the year ended December 31, 2024 includes the mark-to-market loss on derivative swap activity related to previous sales of certain Visa Class B common shares, realized gains related to sales of certain Visa Class C common shares, and mark-to-market gains on Visa Class C common shares still held at December 31, 2024. Refer to Note 24—Commitments and Contingent Liabilities for further information.
(2)      Other Income for the year ended December 31, 2024 includes a $68.1 million pre-tax gain related to the sale of an equity investment.

138 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 88: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Business Promotion	$81.3	$74.8	$76.7
Staff Related	46.4	35.0	34.6
FDIC Insurance Premiums(1)	43.0	112.0	17.8
Charitable Contributions(2)	83.8	15.6	19.4
Other Expenses	200.7	235.5	210.8
Total Other Operating Expense	$455.2	$472.9	$359.3
(1) FDIC Insurance Premiums for the years ended December 31, 2024 and December 31, 2023 includes amounts related to the FDIC Insurance Premium Special Assessment. Refer to Note 24—Commitments and Contingent Liabilities for further information.
(2) Charitable Contributions includes a $70.0 million charitable contribution to the Northern Trust Foundation for the year ended December 31, 2024.
Note 20 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.
TABLE 89: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
	2024	2023	2022
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
State Taxes, net	2.5	3.4	3.3
Foreign Tax Rate Differential	0.3	0.6	0.1
Excess Tax Benefit Related to Share-Based Compensation	—	(0.1)	(0.2)
Tax Credits	(0.7)	(2.7)	(2.0)
Tax Exempt Income	(0.8)	(1.4)	(0.9)
Valuation Allowance	1.4	1.8	1.5
Other, net	(0.1)	1.8	1.6
Effective Tax Rate	23.6%	24.4%	24.4%
Income tax expense for the year ended December 31, 2024, 2023, and 2022 was $628.4 million, $357.5 million, and $430.3 million, representing an effective tax rate of 23.6%, 24.4%, and 24.4% respectively.
For the year ended December 31, 2024, the decrease in the effective tax rate was primarily driven by higher current year benefits and a lower state tax provision, partially offset by a lower level of tax benefits from tax-credit investments.
The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal tax authorities before 2015, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2015.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Other Liabilities on the consolidated balance sheets at December 31, 2024 and 2023 were $58.5 million and $60.7 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2024 and 2023 income tax expense by $51.9 million and $54.4 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.
TABLE 90: UNRECOGNIZED TAX BENEFITS

(In Millions)	2024	2023	2022
Balance at January 1	$60.7	$40.7	$25.3
Additions for Tax Positions Taken in the Current Year	2.0	2.1	1.7
Additions for Tax Positions Taken in Prior Years	10.8	24.0	13.7
Reductions for Tax Positions Taken in Prior Years	(10.9)	(5.1)	—
Reductions Resulting from Settlements with Taxing Authorities	(2.5)	—	—
Reductions Resulting from Expiration of Statutes	(1.6)	(1.0)	—
Balance at December 31	$58.5	$60.7	$40.7
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
A benefit for interest and penalties of $4.7 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2024. This compares to a provision for interest and penalties of $0.2 million, net of tax, and a provision of $11.1 million, net of tax, for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the liability for the potential payment of interest and penalties totaled $16.0 million and $22.7 million, net of tax, respectively.
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.
TABLE 91: PROVISION FOR INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Current Tax Provision:
Federal	$400.2	$250.5	$357.7
State	66.7	63.2	84.7
Non-U.S.	140.8	92.0	130.6
Total	$607.7	$405.7	$573.0
Deferred Tax Provision:
Federal	$(1.1)	$(54.0)	$(126.0)
State	17.5	(1.4)	(10.7)
Non-U.S.	4.3	7.2	(6.0)
Total	$20.7	$(48.2)	$(142.7)
Provision for Income Taxes	$628.4	$357.5	$430.3
In addition to the amounts shown above, tax charges (benefits) have been recorded directly to Stockholders’ Equity for the following. For further detail, refer to Note 14, “Accumulated Other Comprehensive Income (Loss).”
TABLE 92: TAX CHARGES (BENEFITS) RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Tax Effect of Other Comprehensive Income	$156.5	$120.2	$(471.3)

140 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.
TABLE 93: DEFERRED TAX ASSETS AND LIABILITIES

	DECEMBER 31,
(In Millions)	2024	2023
Deferred Tax Liabilities:
Software Development	419.9	394.9
Depreciation and Amortization	—	23.9
Compensation and Benefits	9.5	—
State Taxes, net	46.7	46.8
Other Liabilities	85.2	53.4
Gross Deferred Tax Liabilities	561.3	519.0
Deferred Tax Assets:
Depreciation and Amortization	38.4	—
Allowance for Credit Losses	43.2	46.2
Unrealized Losses on Securities, net	143.3	244.6
Compensation and Benefits	—	70.2
Tax Credit and Loss Carryforwards	157.9	121.2
Other Assets	117.2	116.0
Gross Deferred Tax Assets	500.0	598.2
Valuation Reserve	(157.9)	(121.2)
Deferred Tax Assets, net of Valuation Reserve	342.1	477.0
Net Deferred Tax Assets (Liabilities)	$(219.2)	$(42.0)
The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2024 and 2023, expiring in 2034 and 2033, respectively. A cumulative valuation allowance related to the credit carryforward of $157.5 million and $120.7 million was recorded at December 31, 2024 and 2023, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
Northern Trust had various state net operating loss carryforwards as of December 31, 2024 and 2023. The income tax benefits associated with these loss carryforwards were approximately $0.4 million as of both December 31, 2024 and 2023. A valuation allowance related to the loss carryforwards of $0.4 million was recorded at both December 31, 2024 and 2023, as management believes the net operating losses will not be fully realized.
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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2024 and 2023 amounted to $83.3 million and $90.3 million, respectively. Contributions of $8.0 million and $16.5 million were made to the “Rabbi” Trust in 2024 and 2023, respectively.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan.
TABLE 94: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2024	2023	2024	2023	2024	2023
Accumulated Benefit Obligation	$1,005.9	$1,015.6	$125.7	$143.7	$88.9	$94.1

Projected Benefit Obligation	$1,139.0	$1,151.7	$130.7	$148.6	$103.8	$109.2
Plan Assets at Fair Value	1,338.1	1,200.8	139.8	148.7	—	—
Funded Status at December 31	$199.1	$49.1	$9.1	$0.1	$(103.8)	$(109.2)
Weighted-Average Assumptions:
Discount Rates	5.70%	5.03%	3.32%	3.12%	5.55%	4.95%
Rate of Increase in Compensation Level	5.56	5.56	1.50	1.75	5.56	5.56
Expected Long-Term Rate of Return on Assets	7.25	7.25	3.89	3.90	N/A	N/A
TABLE 95: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2024	2023	2024	2023	2024	2023
Net Actuarial Loss	$516.5	$467.7	$29.8	$34.4	$56.6	$62.3
Prior Service (Credit) Cost	—	—	(0.2)	—	—	—
Gross Amount in Accumulated Other Comprehensive Income	516.5	467.7	29.6	34.4	56.6	62.3
Income Tax Effect	129.5	117.7	3.7	5.1	14.2	15.6
Net Amount in Accumulated Other Comprehensive Income	$387.0	$350.0	$25.9	$29.3	$42.4	$46.7
TABLE 96: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN(1)(2)				NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2024	2023	2022		2024	2023	2022	2024	2023	2022
Service Cost	$53.6	$46.0	$48.0		$1.9	$1.6	$1.7	$4.7	$4.8	$5.6
Interest Cost	55.6	53.9	46.3		4.5	4.8	2.5	5.0	5.3	3.9
Expected Return on Plan Assets	(115.7)	(100.9)	(85.7)		(6.7)	(6.7)	(3.2)	—	—	—
Amortization:
Net Actuarial Loss	7.8	1.5	11.4		0.1	(0.4)	0.6	5.1	5.3	7.4
Prior Service (Credit) Cost	—	—	(0.1)		(0.1)	—	—	—	—	—
Net Periodic Pension Expense	$1.3	$0.5	$19.9		$(0.3)	$(0.7)	$1.6	$14.8	$15.4	$16.9
Settlement Expense	—	—	44.1		0.2	—	0.8	—	—	—
Total Pension Expense	$1.3	$0.5	$64.0		$(0.1)	$(0.7)	$2.4	$14.8	$15.4	$16.9
Weighted-Average Assumptions:
Discount Rates	5.03%	5.22%	3.03%	4.81%	3.12%	3.76%	1.34%	4.95%	5.15%	2.80%
			5.49%	5.22%
Rate of Increase in Compensation Level	5.56	5.56		4.97	1.75	1.75	1.50	5.56	5.56	4.97
Expected Long-Term Rate of Return on Assets	7.25	7.25	5.25	6.00	3.90	3.99	1.79	N/A	N/A	N/A
				6.50
(1) Assumptions utilized to determine net periodic pension expense for 2024 and 2023 are as of December 31, 2023 and 2022, respectively.
(2) In determining the pension expense for the U.S. Qualified Plan for 2022, Northern Trust utilized a discount rate of 3.03% as of December 31, 2021, 4.81% as of June 30, 2022, 5.49% as of September 30, 2022, and 5.22% as of December 31, 2022 and the expected long-term rate of return was 5.25% as of December 31, 2021, 6.00% as of June 30, 2022, and 6.50% as of September 30, 2022. The rate utilized for the increase in compensation level was as of December 31, 2021.

142 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s U.S. Qualified Plan provides participants the option to select lump-sum benefit payments upon retirement and termination of service. In the second quarter of 2022, it became probable that total lump-sum payments during the year would exceed the settlement threshold of the sum of annual service and interest cost. Therefore, Northern Trust recognized settlement charges related to its U.S. Qualified Plan in the second, third, and fourth quarter of 2022, which required interim remeasurements of the U.S. Qualified Plan as of each respective quarter-end. The settlement charge represents the pro rata amount of the net loss in AOCI that is charged to income based on the proportion of the Projected Benefit Obligation settled to the total Projected Benefit Obligation and amounted to a total of $44.1 million.
The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income.
TABLE 97: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2024	2023	2024	2023	2024	2023
Beginning Balance	$1,151.7	$1,077.7	$148.6	$129.0	$109.2	$113.6
Service Cost	53.6	46.0	1.9	1.6	4.7	4.8
Interest Cost	55.6	53.9	4.5	4.8	5.0	5.3
Employee Contributions	—	—	0.8	0.8	—	—
Plan Amendment	—	—	(0.4)	(0.2)	—	—
Actuarial Loss (Gain)	(60.9)	36.8	(11.9)	8.1	(0.8)	8.4
Settlements	—	—	(1.7)	—	—	—
Benefits Paid	(61.0)	(62.7)	(4.3)	(4.1)	(14.3)	(22.9)
Foreign Exchange Rate Changes	—	—	(6.8)	8.6	—	—
Ending Balance	$1,139.0	$1,151.7	$130.7	$148.6	$103.8	$109.2
Actuarial gains of $73.6 million in 2024 were primarily caused by increases in discount rates, while actuarial losses of $53.3 million in 2023 were primarily caused by decreases in discount rates.
TABLE 98: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S.PENSION PLANS	U.S. NON-QUALIFIED PLAN
2025	$101.2	$4.7	$16.2
2026	102.6	5.0	13.8
2027	104.0	6.1	11.7
2028	102.4	6.6	11.2
2029	101.7	5.7	11.8
2030-2034	509.2	35.3	50.6
TABLE 99: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S PENSION PLANS
(In Millions)	2024	2023	2024	2023
Fair Value of Assets at Beginning of Period	$1,200.8	$1,176.8	$148.7	$134.5
Actual Return on Assets	(1.7)	86.8	(1.2)	5.0
Employer Contributions	200.0	—	4.0	3.9
Employee Contributions	—	—	0.8	0.8
Settlements	—	—	(1.7)	—
Benefits Paid	(61.0)	(62.8)	(4.3)	(4.1)
Foreign Exchange Rate Changes	—	—	(6.5)	8.6
Fair Value of Assets at End of Period	$1,338.1	$1,200.8	$139.8	$148.7
The minimum required and remaining maximum deductible contributions for the U.S. Qualified Plan in 2025 are estimated to be zero and $380.0 million, respectively. The remaining 2025 maximum deductible contribution, after considering a cash contribution of $125.0 million made to the U.S. Qualified Plan during January 2025, is estimated at $255.0 million. A cash contribution of $200.0 million for the 2024 plan year was made to the U.S. Qualified Plan during January 2024.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The investment strategy employed for Northern Trust’s U.S. Qualified Plan utilizes a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In general, as the U.S. Qualified Plan’s projected benefit obligation funded ratio increases beyond an established threshold, the U.S. Qualified Plan’s allocation to liability-hedging assets will increase while the allocation to return-seeking assets will decrease. Conversely, a decrease in the U.S. Qualified Plan’s projected benefit obligation funded ratio beyond an established threshold will generally result in a decrease in the U.S. Qualified Plan’s allocation to liability-hedging assets and increase in the allocation to return-seeking assets. Liability-hedging assets include U.S. long credit bonds, U.S. long government bonds, and a custom completion strategy used to hedge more closely the liability duration of projected plan benefits with bond duration across all durations. Return-seeking assets include: U.S. equity, international developed equity, emerging markets equity, real estate, high yield bonds, global listed infrastructure, emerging market debt, private equity and hedge funds. In early 2023 the asset allocation of the U.S. Qualified Plan was adjusted to a stage of the glide path that allowed for a greater component of return-seeking assets, and was kept consistent throughout 2023 and 2024.
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
As of December 31, 2024, the target allocation of the U.S. Qualified Plan assets consisted of 45% U.S. long credit bonds, 20% global equities (developed and emerging markets), 10% custom completion, 5% private equity, 5% high yield bonds, 4% emerging market debt, 4% global listed infrastructure, 4% private real estate, and 3% hedge funds.
Global equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across country, region, investment style and market capitalization. Fixed income securities held include U.S. treasury securities, corporate bonds, and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate futures (or similar instruments) to align more closely with the target hedge ratio across maturities. Diversifying investments, including private equity, hedge funds, private real estate, emerging market debt, high yield bonds, and global listed infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the U.S. Qualified Plan is prohibited. The U.S. Qualified Plan’s private equity investments are limited to 20% of each of the total limited partnership or fund of funds and the maximum allowable loss cannot exceed the commitment amount. The U.S. Qualified Plan invests in a hedge fund of funds, which invests, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles. Investments in private real estate, high yield bonds, emerging market debt, and global listed infrastructure are designed to provide income and added diversification.
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were four fixed income derivatives held by the U.S. Qualified Plan at both December 31, 2024 and 2023.
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
Level 1 – Quoted, active market prices for identical assets or liabilities. The U.S. Qualified Plan’s Level 1 assets are comprised primarily of U.S. treasury securities, mutual funds, and common stocks. The U.S. Qualified Plan’s Level 1 investments that are exchange traded are valued at the closing price reported by the respective exchanges on the day of valuation.

144 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The U.S. Qualified Plan’s Level 2 assets are comprised of collective trust funds, corporate bonds, non-U.S. government obligations, and municipal and provincial bonds. The investments in collective trust funds fair values are calculated on a scheduled basis using the closing market prices and accruals of securities in the funds (total value of the funds) divided by the number of fund shares currently issued and outstanding. Redemptions of the collective trust funds occur by contract at the respective fund’s redemption date net asset value (NAV).
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2024 and 2023.
Assets valued at fair value using NAV per share - The U.S. Qualified Plan’s assets valued at fair value using NAV per share include investments in private equity funds and a hedge fund, which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value. The investments in the private equity funds and a hedge fund are considered to be long-term investments. There are no capital withdrawal options related to the investments in the private equity funds. However, capital is periodically distributed as underlying investments are sold. It is estimated that the current private equity investments would be liquidated over 1 year to 15 years, depending on the vintage year of a particular fund. With sixty days advance notice, the Plan’s investment in the hedge fund can be withdrawn at the next calendar quarter end.
The U.S. Qualified Plan’s assets valued at fair value using NAV per share also include investments in real estate funds, which invest in real estate assets. The investment in properties by the real estate funds are carried at fair value, which is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The valuation plan for each real estate investment is subject to review on an annual basis which is based on either an external appraisal from appraisal firms or internal valuations prepared by the real estate fund’s investment advisor. The Plan’s investment in real estate funds are considered to be long-term investments and, with forty-five days advance notice, can be withdrawn at the next calendar quarter end to the extent the real estate funds have liquid assets, as determined at the sole discretion of the fund manager.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2024 and 2023.
TABLE 100: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$17.6	$—	$—	$17.6
Foreign Common Stock	0.3	—	—	0.3
Domestic Corporate Bonds	—	244.9	—	244.9
Foreign Corporate Bonds	—	30.1	—	30.1
U.S. Government Obligations	58.3	—	—	58.3
Non-U.S. Government Obligations	—	17.0	—	17.0
Domestic Municipal and Provincial Bonds	—	14.3	—	14.3
Foreign Municipal and Provincial Bonds	—	0.2	—	0.2
Collective Trust Funds	—	734.9	—	734.9
Mutual Funds	56.3	—	—	56.3
Cash and Other(1)	(1.2)	—	—	(1.2)
Total Assets at Fair Value in the Fair Value Hierarchy	$131.3	$1,041.4	$—	$1,172.7
Assets Valued at NAV per share
Northern Trust Private Equity Funds				53.2
Northern Trust Hedge Fund				39.2
Real Estate Funds				73.0
Total Assets at Fair Value				$1,338.1
(1) Negative balance in Cash and Other as of December 31, 2024 primarily relates to due to broker for securities purchased.

	DECEMBER 31, 2023
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$16.6	$—	$—	$16.6
Foreign Common Stock	0.3	—	—	0.3
Domestic Corporate Bonds	—	218.2	—	218.2
Foreign Corporate Bonds	—	33.6	—	33.6
U.S. Government Obligations(1)	87.5	—	—	87.5
Non-U.S. Government Obligations	—	14.0	—	14.0
Domestic Municipal and Provincial Bonds	—	17.2	—	17.2
Foreign Municipal and Provincial Bonds	—	0.3	—	0.3
Collective Trust Funds	—	571.5	—	571.5
Mutual Funds	80.3	—	—	80.3
Cash and Other(2)	(3.4)	—	—	(3.4)
Total Assets at Fair Value in the Fair Value Hierarchy	$181.3	$854.8	$—	$1,036.1
Assets Valued at NAV per share
Northern Trust Private Equity Funds				45.6
Northern Trust Hedge Fund				36.2
Real Estate Funds				82.9
Total Assets at Fair Value				$1,200.8
(1) Northern Trust reclassified its leveling interpretation for U.S. Government Obligations from Level 2 to Level 1 during 2024 and adjusted 2023 disclosures accordingly.
(2) Negative balance in Cash and Other as of December 31, 2023 primarily relates to the timing of transfers between cash accounts and short-term investment funds presented in Collective Trust Funds.

146 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2024 measurement date was set at 7.25%.
Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to Employee Benefits expense on the consolidated statements of income and totaled $78.8 million in 2024, $72.4 million in 2023, and $67.2 million in 2022.
Note 22 – Share-Based Compensation Plans
Northern Trust recognizes as expense the grant-date fair value of share-based compensation granted to employees and non-employee directors as Compensation on the Consolidated Statement of Income.
Total Compensation expense for share-based compensation arrangements to employees and the associated tax impacts were as follows for the periods presented.
TABLE 101: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED COMPENSATION ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Restricted Stock Unit Awards	$91.4	$95.7	$96.4
Performance Stock Units	28.0	22.5	28.8
Total Share-Based Compensation Expense	$119.4	$118.2	$125.2
Tax Benefits Recognized	$29.3	$29.9	$31.4
As of December 31, 2024, there was $93.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3 years.
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
Grants are outstanding under the 2017 Plan, the Northern Trust Corporation 2012 Stock Plan (2012 Plan), and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2024, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 12,297,075.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.
Stock Options. Stock options consist of options to purchase common stock of the Corporation at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 year life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2024, 2023, and 2022.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about stock options exercised in the years ended December 31, 2024, 2023, and 2022.
TABLE 102: STOCK OPTIONS EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Stock Options Exercised
Intrinsic Value as of Exercise Date	2.9	1.6	3.6
Cash Received	9.4	2.3	3.9
Tax Deduction Benefits Realized	2.9	1.6	3.5
A summary of the status of stock options at December 31, 2024, and changes during the year then ended, are presented in the following table.
TABLE 103: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2023	399,404	$74.45
Granted	—	—
Exercised	(154,476)	71.77
Forfeited, Expired or Cancelled	(31,746)	88.06
Options Outstanding, December 31, 2024	213,182	$74.36	1.5	$6.0
Options Exercisable, December 31, 2024	213,182	$74.36	1.5	$6.0
Restricted Stock Unit Awards. Restricted stock units may be granted to participants and entitles them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of common stock for each restricted stock unit that vests. The restricted stock units granted in 2024 predominately vest at a rate equal to 25% per year for four years on the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 1,182,007, 1,166,376, and 1,061,573, with weighted average grant-date fair values of $79.96, $91.56, and $110.99 per share, for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022, was $89.6 million, $85.9 million, and $75.6 million, respectively.
A summary of the status of outstanding restricted stock unit awards at December 31, 2024, and changes during the year then ended, is presented in the following table.
TABLE 104: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2023	2,500,058	$211.0
Granted	1,182,007
Distributed	(900,567)
Forfeited or Cancelled	(66,061)
Restricted Stock Unit Awards Outstanding, December 31, 2024	2,715,437	$278.3
Units Convertible, December 31, 2024	18,887	$1.9

148 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of nonvested restricted stock unit awards at December 31, 2024, and changes during the year then ended.
TABLE 105: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2023	2,481,171	$98.62	2.4
Granted	1,182,007	79.96
Vested	(900,567)	99.46
Forfeited or Cancelled	(66,061)	92.11
Nonvested at December 31, 2024	2,696,550	$90.33	2.4
Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit based on the attainment of certain performance criteria over a three-year period. The number of units that will vest are subject to the attainment of specified performance targets that are a function of average return on equity goals and average return on equity performance relative to that of a performance peer group, each measured over a three-year period. For performance stock units outstanding as of December 31, 2024, the number of performance stock units that will vest ranges from 0% to 150% of the original award granted based on the achievement of both absolute and relative return on equity goals over a three-year period compared to performance targets. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 262,557, 219,314, and 211,906 for the years ended December 31, 2024, 2023, and 2022, respectively, with weighted average grant-date fair values of $79.89, $93.97, and $113.64. Performance stock units outstanding at target level performance totaled 675,690, 613,450, and 607,892 at December 31, 2024, 2023, and 2022, respectively. Performance stock units had aggregate intrinsic values of $69.3 million, $51.8 million, and $53.8 million, and weighted average remaining vesting terms of 1.1 years at December 31, 2024, and 1.0 year at December 31, 2023, and 2022, respectively.
Non-employee Director Stock Awards. Director stock units with total values of $1.5 million (18,220 units), $1.6 million (20,405 units), and $1.6 million (14,773 units) were granted to non-employee directors in 2024, 2023, and 2022, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total Compensation expense recognized on these grants was $1.6 million, $1.7 million, and $1.7 million in 2024, 2023, and 2022, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in common stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in common stock.
Note 23 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $381.7 million in 2024, $358.7 million in 2023, and $392.7 million in 2022.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2024 and 2023.
TABLE 106: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2024			2023
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$10,849.6	$17,293.2	$28,142.8	$11,849.5	$18,909.6	$30,759.1
Standby Letters of Credit and Financial Guarantees(2)(3)	112,256.3	490.1	112,746.4	85,752.0	639.0	86,391.0
Commercial Letters of Credit	20.3	0.2	20.5	29.2	1.3	30.5
Securities Lent with Indemnification	144,543.7	—	144,543.7	140,539.1	—	140,539.1
Unsettled Reverse Repurchase Agreements	—	—	—	27,667.7	—	27,667.7
Total Off-Balance Sheet Financial Instruments	$267,669.9	$17,783.5	$285,453.4	$265,837.5	$19,549.9	$285,387.4
(1) These amounts exclude $268.5 million and $222.2 million of commitments participated to others at December 31, 2024 and 2023, respectively.
(2) These amounts include $109.4 million and $39.1 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2024 and 2023, respectively.
(3) This amount includes a $110.8 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of December 31, 2024. As of December 31, 2023, there was a $84.6 billion guarantee to the FICC.
Undrawn Commitments generally have fixed expiration dates or other termination clauses. Since commitments can expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification as of December 31, 2024 and December 31, 2023, was $144.5 billion and $140.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2024, or 2023 related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of December 31, 2024, and 2023, there were no unsettled reverse repurchase agreements and $27.7 billion of unsettled reverse repurchase agreements, respectively. As of December 31, 2024, and 2023, there were no unsettled repurchase agreements.

150 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2024 and 2023, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recorded to Other Operating Expense in 2023. During the first half of 2024, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures. As a result, Northern Trust recognized additional expense of $14.7 million in 2024, recorded to Other Operating Expense. As of December 31, 2024, Northern Trust estimates its total liability related to the special assessment to be $99.3 million.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2024, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $4.3 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares is 1.5430 as of December 31, 2024.
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
In May 2024, Northern Trust received 2.1 million Visa Class B-2 common shares and 819.5 thousand Visa Class C common shares via its full participation in an offer to exchange outstanding shares of Visa’s Class B common stock (Exchange Offer). The newly issued series of Visa Class B common shares are subject to the same transfer and convertibility restrictions as the previously outstanding Visa Class B common shares. The Visa Class C common shares will automatically be converted at the then-applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. After the initial exchange offer, Visa can, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation.
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of December 31, 2024. Based upon the December 31, 2024, closing price of $316.04 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $1.0 billion at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.

152 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, Northern Trust had sold 798.7 thousand Visa Class C common shares of the 819.5 thousand it had received in the Exchange Offer and recorded a realized gain of $870.4 million on the sales through Other Operating Income for the twelve months ended December 31, 2024. The remaining Visa Class C common shares are recorded at their fair value of $26.3 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At December 31, 2024, Northern Trust has not recorded a liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
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
Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading and risk management purposes. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions and foreign-currency- denominated assets and liabilities, including debt securities and net investments in non-U.S. affiliates.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2024 and 2023.
TABLE 107: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2024			DECEMBER 31, 2023
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,706.3	$189.4	$159.3	$7,042.7	$94.7	$71.0
Foreign Exchange Contracts
Cash Flow Hedges	872.8	40.8	—	1,453.6	15.0	42.2
Net Investment Hedges	4,558.6	196.5	24.3	4,077.4	13.3	31.9
Total Derivatives Designated as Hedging under GAAP	$15,137.7	$426.7	$183.6	$12,573.7	$123.0	$145.1
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.7	$—	$—	$20.7	$—	$0.1
Other Financial Derivatives(3)	512.0	—	27.2	867.9	—	25.4
Total Non-Designated Risk Management Derivatives	$513.7	$—	$27.2	$888.6	$—	$25.5
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$362,658.7	$4,760.0	$4,685.5	$313,336.9	$3,238.4	$3,181.0
Interest Rate Contracts	15,081.7	171.8	262.1	13,584.1	206.8	298.2
Total Client-Related and Trading Derivatives	$377,740.4	$4,931.8	$4,947.6	$326,921.0	$3,445.2	$3,479.2
Total Derivatives Not Designated as Hedging under GAAP	$378,254.1	$4,931.8	$4,974.8	$327,809.6	$3,445.2	$3,504.7
Total Gross Derivatives	$393,391.8	$5,358.5	$5,158.4	$340,383.3	$3,568.2	$3,649.8
Less: Netting(4)		1,910.4	4,199.6		3,126.7	2,205.4
Total Derivative Financial Instruments		$3,448.1	$958.8		$441.5	$1,444.4
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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2024, 2023, and 2022 as a result of the discontinuance of cash flow hedges of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $8.3 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of December 31, 2024, 6 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.

154 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2024, 2023 and 2022.
TABLE 108: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Total amounts on the consolidated statements of income	$9,762.3	$7,325.0	$2,877.7	$7,585.2	$5,343.0	$990.5	$1,157.4	$228.7	$191.3
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	126.6	(132.6)	82.8	(5.1)	74.9	(373.4)	—	—	—
Recognized on hedged items	(126.6)	132.6	(82.8)	5.1	(74.9)	373.4	—	—	—
Amounts related to interest settlements on derivatives	96.6	47.1	(4.4)	(76.9)	(86.5)	24.1	—	—	—
Total gains (losses) recognized on fair value hedges	$96.6	$47.1	$(4.4)	$(76.9)	$(86.5)	$24.1	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$13.4	$34.9	$0.6	$—	$—	$—	$—	$1.9	$(4.3)
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$13.4	$34.9	$0.6	$—	$—	$—	$—	$1.9	$(4.3)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items, which includes hedged items no longer designated.
TABLE 109: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2024		DECEMBER 31, 2023
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,567.3	$(48.7)	$5,048.8	$77.5
Senior Notes and Long-Term Subordinated Debt	2,507.5	(238.0)	2,495.9	(248.7)
(1) The cumulative hedge accounting basis adjustment includes $1.8 million related to discontinued hedging relationships of AFS debt securities and $13.8 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2024.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $233.1 million and net investment hedge losses of $77.4 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2024 and 2023, respectively.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 for derivative instruments not designated as hedges under GAAP.
TABLE 110: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2024	2023	2022
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$(0.2)	$1.8	$(3.1)
Other Financial Derivatives(1)	Other Operating Income	(33.5)	(21.2)	(22.2)
Gains (Losses) from non-designated risk management derivatives		$(33.7)	$(19.4)	$(25.3)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$231.2	$203.9	$288.6
Interest Rate Contracts	Security Commissions and Trading Income	4.0	8.9	9.6
Gains (Losses) from client-related and trading derivatives		$235.2	$212.8	$298.2
Total gains (losses) from derivatives not designated as hedging under GAAP		$201.5	$193.4	$272.9
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
TABLE 111: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2024	2023
Balance at December 31	$426.0	$784.7
Average Balance During the Year	727.5	950.9
Average Interest Rate Earned During the Year	459.13%	166.71%
Maximum Month-End Balance During the Year	$1,034.6	$1,326.2
Note: The table above includes the impact of balance sheet netting of approximately $62.4 billion and $29.1 billion in 2024 and 2023, respectively. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 5.29% and 5.27% in 2024 and 2023, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.
TABLE 112: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2024	2023
Balance at December 31	$462.0	$784.7
Average Balance During the Year	518.5	401.5
Average Interest Rate Paid During the Year	632.65%	383.84%
Maximum Month-End Balance During the Year	$811.8	$988.1
Note: The table above includes the impact of balance sheet netting of approximately $62.4 billion and $29.1 billion in 2024 and 2023, respectively. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 5.21% and 5.22% in 2024 and 2023, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.

156 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 113: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
(In Millions)	December 31, 2024	December 31, 2023
U.S. Treasury and Agency Securities	$65,374.8	$62,860.2
Total Borrowings	65,374.8	62,860.2
Note 27 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2024 and 2023.
TABLE 114: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,801.6	$1,745.2	$2,056.4	$23.6	$2,032.8
Interest Rate Swaps OTC	359.3	165.2	194.1	—	194.1
Interest Rate Swaps Exchange Cleared	1.9	—	1.9	—	1.9
Total Derivatives Subject to a Master Netting Arrangement	4,162.8	1,910.4	2,252.4	23.6	2,228.8
Total Derivatives Not Subject to a Master Netting Arrangement	1,195.7	—	1,195.7	—	1,195.7
Total Derivatives	5,358.5	1,910.4	3,448.1	23.6	3,424.5
Securities Purchased under Agreements to Resell(2)	$65,338.8	$64,912.8	$426.0	$426.0	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,006.3	$2,937.2	$69.1	$12.2	$56.9
Interest Rate Swaps OTC	301.4	189.5	111.9	—	111.9
Interest Rate Swaps Exchange Cleared	0.1	—	0.1	—	0.1
Total Derivatives Subject to a Master Netting Arrangement	3,307.8	3,126.7	181.1	12.2	168.9
Total Derivatives Not Subject to a Master Netting Arrangement	260.4	—	260.4	—	260.4
Total Derivatives	3,568.2	3,126.7	441.5	12.2	429.3
Securities Purchased under Agreements to Resell(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2) Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3) Including cash collateral received from counterparties.
(4) Including financial assets accepted as collateral which are received from counterparties.
(5) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2024 and 2023.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2024 and 2023.
TABLE 115: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$4,392.7	$4,197.3	$195.4	$—	$195.4
Interest Rate Swaps OTC	421.2	2.3	418.9	—	418.9
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	27.2	—	27.2	—	27.2
Total Derivatives Subject to a Master Netting Arrangement	4,841.3	4,199.6	641.7	—	641.7
Total Derivatives Not Subject to a Master Netting Arrangement	317.1	—	317.1	—	317.1
Total Derivatives	5,158.4	4,199.6	958.8	—	958.8
Securities Sold under Agreements to Repurchase(2)	$65,374.8	$64,912.8	$462.0	$462.0	$—

	DECEMBER 31, 2023
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,411.7	$2,175.7	$236.0	$—	$236.0
Interest Rate Swaps OTC	368.3	6.0	362.3	—	362.3
Interest Rate Swaps Exchange Cleared	0.9	—	0.9	—	0.9
Other Financial Derivatives	25.4	23.7	1.7	—	1.7
Total Derivatives Subject to a Master Netting Arrangement	2,806.3	2,205.4	600.9	—	600.9
Total Derivatives Not Subject to a Master Netting Arrangement	843.5	—	843.5	—	843.5
Total Derivatives	3,649.8	2,205.4	1,444.4	—	1,444.4
Securities Sold under Agreements to Repurchase(2)	$62,860.2	$62,075.5	$784.7	$784.7	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2) Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3) Including cash collateral deposited with counterparties.
(4) Including financial assets accepted as collateral which are deposited with counterparties.
(5) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2024 and 2023.
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

158 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Additional cash collateral received from and deposited with derivative counterparties totaling $140.6 million and $36.4 million, respectively, as of December 31, 2024, and $373.1 million and $21.3 million, respectively, as of December 31, 2023, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $1.6 billion and $1.2 billion at December 31, 2024 and 2023, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1.4 billion and $1.1 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2024 and 2023 of $158.8 million and $52.2 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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
Community Reinvestment Act (CRA) Investments. Northern Trust fulfills its obligations under the CRA by making a variety of qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. These investments are made in legal entities that are primarily VIEs and consist of equity in limited partnerships and beneficial interests in securitized debt. Based on its analysis, Northern Trust has determined that it is not the primary beneficiary of these VIEs under GAAP and therefore they are not consolidated.
Northern Trust’s investments in these unconsolidated entities are reported in Other Assets or Held to Maturity Debt Securities, depending on the structure of the investment.
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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s maximum exposure to loss as a result of its involvement with tax credit structures and other CRA investments is limited to the carrying amounts of its investments, including any undrawn commitments. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of these entities.
Northern Trust’s investments in these unconsolidated tax credit structures and related unfunded commitments are reported in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets.
TABLE 116: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	DECEMBER 31, 2024	DECEMBER 31, 2023
Investment Carrying Amount
Affordable Housing	$657.0	$622.8
New Markets	219.7	266.3
Total Investment Carrying Amount(1)	$876.7	$889.1

Unfunded Commitments
Affordable Housing	$227.1	$178.8
New Markets	—	—
Total Unfunded Commitments(2)	$227.1	$178.8
(1)    As of December 31, 2024 and December 31, 2023, $849.3 million and $857.0 million are VIEs, respectively.
(2) As of December 31, 2024 and December 31, 2023, $221.0 million and $172.0 million relate to undrawn commitments on VIEs, respectively.
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
Northern Trust adopted ASU 2023-02 on a modified retrospective basis. As a result, amortization expense related to new markets tax credit investments is reported in the Provision for Income Tax beginning January 1, 2024. Prior to January 1, 2024, amortization expense related to new markets tax credit investments was reported in Other Operating Expense. Refer to Note 2—Recent Accounting Pronouncements for additional information.
TABLE 117: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$87.0	$89.3	$76.4
New Markets	20.1	24.6	22.7
Total Income Tax Credits and Other Income Tax Benefits	$107.1	$113.9	$99.1

Amortization Expense
Affordable Housing	$71.8	$76.8	$60.0
New Markets	17.5	19.7	21.4
Total Amortization Expense	$89.3	$96.5	$81.4
Investment funds. Northern Trust acts as asset manager for various funds in which clients of Northern Trust are investors. As an asset manager of funds, Northern Trust earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Based on its analysis, Northern Trust has determined that it is not the primary beneficiary of these VIEs under GAAP and therefore, the funds are not consolidated. Northern Trust’s maximum exposure to loss is limited to the carrying amount of its investments, including any undrawn commitments.

160 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain funds for which Northern Trust acts as asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and, therefore, the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of December 31, 2024 and December 31, 2023, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 118: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2024	2023
Debt Securities(1)	$29.3	$33.0
Loans(2)	9.5	10.3
Total Pledged Assets	$38.8	$43.3
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of December 31, 2024 and 2023, $1.2 billion and $1.1 billion, respectively, of collateral pledged related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 119: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023
Collateral that may be repledged or sold
Reverse repurchase agreements(1)	$65,311.1	$62,767.8
Derivative contracts	23.6	12.2
Total Collateral Accepted	$65,334.7	$62,780.0
(1) The fair value of securities collateral that was repledged or sold totaled $64.8 billion and $62.0 billion at December 31, 2024 and 2023, respectively. This primarily includes collateral accepted as related to the FICC sponsored member program. Refer to Note 24, “Commitments and Contingent Liabilities” and Note 27, “Offsetting of Assets and Liabilities” for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of December 31, 2024 and 2023, these balances totaled $1.1 billion and $722.2 million respectively, and are reported in Cash and Due from Banks on the consolidated balance sheet.
At December 31, 2024 and 2023, Northern Trust held cash of $491.2 million and $575.2 million, respectively, to meet non-U.S. reserve requirements. The Federal Reserve’s U.S. reserve requirement is zero percent. There were no average deposits required to meet Federal Reserve Bank reserve requirements at December 31, 2024 and 2023.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 161

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
The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation may pay dividends only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve). Subsequent to December 31, 2024, our Bank subsidiary could declare dividends to the Corporation of approximately $260 million, without obtaining prior regulatory approval.
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
Equity is allocated to the reporting segments based on a variety of factors including, but not limited to, risk, regulatory considerations, and internal metrics. Allocations of equity and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1, “Summary of Significant Accounting Policies.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.
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

162 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 2024, Northern Trust implemented certain enhancements to its FTP methodology, impacting the allocation of Net Interest Income to the Asset Servicing and Wealth Management segments. As a result, the approximate impact on the Asset Servicing and Wealth Management segments was a $132.0 million decrease and a $132.0 million increase in Net Interest Income, respectively, for the year ended December 31, 2024. Prior-year segment results have not been revised to reflect this methodology change.
Northern Trust’s Chief Operating Decision Maker is the Chief Executive Officer. The Chief Operating Decision Maker uses growth and profitability metrics to assess segments’ performance including segment revenue and income before income taxes. Those same measures are used by the Chief Operating Decision Maker as primary inputs into the allocation of resources in the annual planning process. Allocation of capital to each segment takes into consideration a variety of factors including average loans, average deposits and applicable regulatory capital requirements.
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
Wealth Management. Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of ultra-high-net-worth individuals and family offices across the globe. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore, and Abu Dhabi.
Other. Other includes expenses for Asset Management, corporate and support functions not directly incurred by, but ultimately allocated back to, our two client-focused reporting segments. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are retained within Other. Other also includes the FTE adjustments of $31.8 million, $57.5 million, and $45.6 million for 2024, 2023, and 2022, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
The following tables reflect the earnings contribution and certain average balances of Northern Trust’s reporting segments for the years ended December 31, 2024, 2023, and 2022. Segment results are stated on an FTE basis which has no impact on net income.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 120: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING			WEALTH MANAGEMENT
FOR THE YEAR ENDED DECEMBER 31	2024	2023	2022	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,632.8	$2,461.9	$2,496.3	$2,095.0	$1,899.9	$1,936.3
Foreign Exchange Trading Income (Loss)	247.2	213.0	281.0	(16.0)	(9.1)	7.6
Other Noninterest Income	271.9	263.4	250.7	140.3	150.8	137.7
Total Noninterest Income	3,151.9	2,938.3	3,028.0	2,219.3	2,041.6	2,081.6
Net Interest Income(1)	1,216.0	1,197.3	1,072.7	993.4	842.2	860.1
Revenue(1)	4,367.9	4,135.6	4,100.7	3,212.7	2,883.8	2,941.7
Provision for Credit Losses	(4.6)	0.5	2.4	8.8	24.0	9.6
Noninterest Expense
Compensation	1,016.3	970.2	948.5	578.0	557.8	520.4
Employee Benefits	201.5	197.1	190.7	87.7	84.2	86.8
Outside Services	437.0	449.8	433.5	45.2	41.9	41.3
Allocated Expense	1,660.5	1,469.5	1,344.8	1,202.5	1,125.4	1,109.2
Other Segment Items(2)	175.4	186.6	175.2	77.6	73.0	57.8
Total Noninterest Expense	3,490.7	3,273.2	3,092.7	1,991.0	1,882.3	1,815.5
Income before Income Taxes(1)	881.8	861.9	1,005.6	1,212.9	977.5	1,116.6
Provision for Income Taxes(1)	193.7	187.1	243.2	304.9	245.9	310.0
Net Income	$688.1	$674.8	$762.4	$908.0	$731.6	$806.6
Percentage of Consolidated Net Income	34%	61%	57%	45%	66%	60%
Average Assets	$107,784.1	$101,472.6	$115,646.4	$38,482.6	$41,176.6	$36,905.5
Average Loans	$6,315.5	$7,372.6	$7,208.0	$34,601.2	$34,804.4	$33,822.6
Average Deposits	$86,775.3	$81,812.6	$96,166.1	$25,558.2	$23,432.9	$29,426.3
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.

($ In Millions)	OTHER			TOTAL CONSOLIDATED
FOR THE YEAR ENDED DECEMBER 31	2024	2023	2022	2024	2023	2022
Noninterest Income
Trust, Investment and Other Servicing Fees	$—	$—	$—	$4,727.8	$4,361.8	$4,432.6
Foreign Exchange Trading Income	—	—	—	231.2	203.9	288.6
Other Noninterest Income (Loss)	742.1	(188.4)	(235.6)	1,154.3	225.8	152.8
Total Noninterest Income	742.1	(188.4)	(235.6)	6,113.3	4,791.5	4,874.0
Net Interest Income	(32.3)	(57.5)	(45.6)	2,177.1	1,982.0	1,887.2
Revenue	709.8	(245.9)	(281.2)	8,290.4	6,773.5	6,761.2
Provision for Credit Losses	(7.2)	—	—	(3.0)	24.5	12.0
Noninterest Expense
Compensation	876.8	793.8	779.1	2,471.1	2,321.8	2,248.0
Employee Benefits	128.6	123.9	159.9	417.8	405.2	437.4
Outside Services	515.8	414.8	405.5	998.0	906.5	880.3
Allocated Expense	(2,863.0)	(2,594.9)	(2,454.0)	—	—	—
Other Segment Items(1)	1,494.0	1,391.1	1,184.2	1,747.0	1,650.7	1,417.2
Total Noninterest Expense	152.2	128.7	74.7	5,633.9	5,284.2	4,982.9
Income before Income Taxes	564.8	(374.6)	(355.9)	2,659.5	1,464.8	1,766.3
Provision for Income Taxes	129.8	(75.5)	(122.9)	628.4	357.5	430.3
Net Income	$435.0	$(299.1)	$(233.0)	$2,031.1	$1,107.3	$1,336.0
Percentage of Consolidated Net Income	21%	(27)%	(17)%	100%	100%	100%
Average Assets	$366.8	$—	$—	$146,633.5	$142,649.2	$152,551.9
Average Loans	$—	$—	$—	$40,916.7	$42,177.0	$41,030.6
Average Deposits	$366.8	$—	$—	$112,700.3	$105,245.5	$125,592.4
(1) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.

164 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
TABLE 121: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

($ In Millions)	TOTAL ASSETS	% OF TOTAL	TOTAL REVENUE(1)	% OF TOTAL	INCOME BEFORE INCOME TAXES	% OF TOTAL	NET INCOME	% OF TOTAL
2024
Non-U.S.	$43,173.2	28%	$2,244.5	27%	$569.2	21%	$429.9	21%
U.S.	112,335.2	72%	6,045.9	73%	2,090.3	79%	1,601.2	79%
Total	$155,508.4	100%	$8,290.4	100%	$2,659.5	100%	$2,031.1	100%
2023
Non-U.S.	$39,661.5	26%	$2,156.1	32%	$473.7	32%	$354.0	32%
U.S.	111,121.6	74%	4,617.4	68%	991.1	68%	753.3	68%
Total	$150,783.1	100%	$6,773.5	100%	$1,464.8	100%	$1,107.3	100%
2022
Non-U.S.	$35,991.3	23%	$2,273.3	34%	$560.9	32%	$420.2	31%
U.S.	119,045.4	77%	4,487.9	66%	1,205.4	68%	915.8	69%
Total	$155,036.7	100%	$6,761.2	100%	$1,766.3	100%	$1,336.0	100%
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
As of December 31, 2024 and 2023, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. The results of the 2024 DFAST, published by the Federal Reserve Board on June 26, 2024, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2024 and continues through September 30, 2025.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2024 and 2023, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2024, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank. The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 122: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2024				DECEMBER 31, 2023
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$11,038.2	12.4%	$11,038.2	14.5%	$10,179.4	11.4%	$10,179.4	13.4%
The Northern Trust Company	9,983.8	11.4	9,983.8	13.6	10,806.2	12.2	10,806.2	14.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,703.2	6.5	4,789.1	6.5	5,768.4	6.5	4,808.6	6.5
Tier 1 Capital
Northern Trust Corporation	11,870.2	13.3	11,870.2	15.6	11,023.9	12.3	11,023.9	14.5
The Northern Trust Company	9,983.8	11.4	9,983.8	13.6	10,806.2	12.2	10,806.2	14.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,336.4	6.0	4,555.3	6.0	5,371.6	6.0	4,558.8	6.0
The Northern Trust Company	7,019.4	8.0	5,894.2	8.0	7,099.5	8.0	5,918.3	8.0
Total Capital
Northern Trust Corporation	13,423.2	15.1	13,217.3	17.4	12,733.9	14.2	12,514.7	16.5
The Northern Trust Company	11,241.7	12.8	11,035.8	15.0	12,279.3	13.8	12,060.2	16.3
Minimum to qualify as well-capitalized:
Northern Trust Corporation	8,894.0	10.0	7,592.1	10.0	8,952.7	10.0	7,598.0	10.0
The Northern Trust Company	8,774.2	10.0	7,367.8	10.0	8,874.4	10.0	7,397.9	10.0
Tier 1 Leverage
Northern Trust Corporation	11,870.2	8.1	11,870.2	8.1	11,023.9	8.1	11,023.9	8.1
The Northern Trust Company	9,983.8	6.9	9,983.8	6.9	10,806.2	8.0	10,806.2	8.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	7,262.3	5.0	7,262.3	5.0	6,764.0	5.0	6,764.0	5.0
Supplementary Leverage
Northern Trust Corporation	N/A	N/A	11,870.2	8.9	N/A	N/A	11,023.9	8.6
The Northern Trust Company	N/A	N/A	9,983.8	7.5	N/A	N/A	10,806.2	8.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	3,974.3	3.0	N/A	N/A	3,825.6	3.0
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

166 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 33 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented in the following tables. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.
TABLE 123: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2024	2023
ASSETS
Cash on Deposit with Subsidiary Bank	$2,383.1	$795.5
Advances to Wholly-Owned Subsidiaries – Banks	3,760.0	3,760.0
Investments in Wholly-Owned Subsidiaries – Banks	10,800.3	11,591.4
– Nonbank	212.8	209.7
Other Assets	987.3	1,233.1
Total Assets	$18,143.5	$17,589.7
LIABILITIES
Senior Notes	$2,769.7	$2,773.2
Long-Term Debt	2,081.3	2,065.0
Other Liabilities	504.1	853.6
Total Liabilities	5,355.1	5,691.8
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	884.9
Common Stock	408.6	408.6
Additional Paid-in Capital	1,025.3	1,009.6
Retained Earnings	15,614.7	14,233.8
Accumulated Other Comprehensive Income (Loss)	(814.0)	(1,137.9)
Treasury Stock	(4,331.1)	(3,501.1)
Total Stockholders’ Equity	12,788.4	11,897.9
Total Liabilities and Stockholders’ Equity	$18,143.5	$17,589.7
TABLE 124: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
OPERATING INCOME
Dividends – Bank Subsidiaries	$3,100.6	$850.0	$—
– Nonbank Subsidiaries	20.0	—	—
Intercompany Interest and Other Charges	291.1	260.2	112.8
Interest and Other Income	75.3	12.2	(5.7)
Total Operating Income	3,487.0	1,122.4	107.1
OPERATING EXPENSES
Interest Expense	302.8	279.5	132.3
Other Operating Expenses	47.5	32.3	11.9
Total Operating Expenses	350.3	311.8	144.2
Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	3,136.7	810.6	(37.1)
Benefit (Expense) for Income Taxes	(4.1)	12.4	16.9
Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	3,132.6	823.0	(20.2)
Equity in Undistributed Net Income of Subsidiaries – Banks	(1,104.6)	269.4	1,338.5
– Nonbank	3.1	14.9	17.7
Net Income	$2,031.1	$1,107.3	$1,336.0
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,989.3	$1,065.5	$1,294.2

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 125: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,031.1	$1,107.3	$1,336.0
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity in Undistributed Net Income of Subsidiaries	1,101.5	(284.3)	(1,356.2)
Change in Prepaid Expenses	1.4	1.7	(3.8)
Change in Accrued Income Taxes	(92.9)	(10.2)	36.6
Other Operating Activities, net	118.9	138.1	(608.2)
Net Cash Provided by (Used in) Operating Activities	3,160.0	952.6	(595.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and Advances to Subsidiaries, net	—	250.0	(1,200.1)
Other Investing Activities, net	0.1	—	(0.1)
Net Cash Provided by (Used in) Investing Activities	0.1	250.0	(1,200.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	—	—	1,988.8
Repayments of Senior Notes	—	—	(500.0)
Repayment of Floating Rate Capital Debt	—	—	—
Treasury Stock Purchased	(937.8)	(347.5)	(35.4)
Net Proceeds from Stock Options	9.4	2.3	3.9
Cash Dividends Paid on Common Stock	(602.3)	(621.5)	(750.2)
Cash Dividends Paid on Preferred Stock	(41.8)	(41.8)	(46.5)
Other Financing Activities, net	—	—	4.9
Net Cash (Used in) Provided by Financing Activities	(1,572.5)	(1,008.5)	665.5
Net Change in Cash on Deposit with Subsidiary Bank	1,587.6	194.1	(1,130.3)
Cash on Deposit with Subsidiary Bank at Beginning of Year	795.5	601.4	1,731.7
Cash on Deposit with Subsidiary Bank at End of Year	$2,383.1	$795.5	$601.4

168 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2024, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2024, the Corporation’s disclosure controls and procedures are effective.

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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2024, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2024, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024.

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

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 169

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois
February 24, 2025

170 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications and Proxy Access,” “Corporate Governance – Securities Transaction Policy and Policy Against Hedging,” “Board and Board Committee Information – Audit Committee” and “Board and Board Committee Information – Board Committees.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Board and Board Committee Information,” “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 171

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Income - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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

3.4	By-laws of Northern Trust Corporation, as amended November 19, 2024 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 22, 2024).

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

172 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

(ii)**	Amendment Number Two, dated November 5, 2024 and effective January 1, 2025.

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

(iv)**	Amendment Number Four, dated November 5, 2024 and effective January 1, 2025.

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

(ii)**	Amendment Number Two, dated November 5, 2024 and effective January 1, 2025.

10.5**
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2024 (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

(i)**	Amendment Number One, dated November 5, 2024 and effective January 1, 2025.

10.6**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2012).

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 173

Exhibit Number	Description
(i)**	Form of Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	Form of New Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

(iv)**
Form of 2023 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(v)**
Form of 2024 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

(vi)**	Form of 2021 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(vii)**	Form of 2022 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(viii)**	Form of 2023 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(ix)**	Form of 2024 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

174 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Exhibit Number	Description
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

10.16**	Northern Partners Incentive Plan, as amended and restated on January 21, 2025.

10.17**	The Northern Trust Company Death Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

10.18**
Transition Agreement by and between Northern Trust Corporation and Shundrawn A. Thomas, dated as of May 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 3, 2022).

19	Securities Transactions Policy.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Northern Trust Corporation Rule 10D-1 Incentive-Based Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
** Indicates a management contract or a compensatory plan or agreement.
*** Indicates a document being furnished with this Form 10-K. Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.
ITEM 16 – FORM 10-K SUMMARY
None.

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 175

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2025

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

176 2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Signature	Capacity

/s/ Michael G. O'Grady	Chairman and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ David W. Fox, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
David W. Fox, Jr.

/s/ John P. Landers	Executive Vice President and Controller (Principal Accounting Officer)
John P. Landers

/s/ Linda Walker Bynoe	Director
Linda Walker Bynoe

/s/ Susan Crown	Director
Susan Crown

/s/ Chandra Dhandapani	Director
Chandra Dhandapani

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Richard M. Petrino	Director
Richard M. Petrino

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 24, 2025

2024 ANNUAL REPORT | NORTHERN TRUST CORPORATION 177