Form 10-Q
period 2025-03-31
NORTHERN TRUST CORP
filed 2025-04-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At March 31, 2025, 194,538,575 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	30
Consolidated Balance Sheets	30
Consolidated Statements of Income	31
Consolidated Statements of Comprehensive Income	31
Consolidated Statements of Changes in Stockholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34
Item 4: Controls and Procedures	75

Part II – Other Information
Item 1: Legal Proceedings	76
Item 1A: Risk Factors	76
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3: Defaults Upon Senior Securities	76
Item 4: Mine Safety Disclosures	76
Item 5: Other Information	76
Item 6: Exhibits	77

Signatures	78
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
CONDENSED INCOME STATEMENTS ($ In Millions)	2025	2024	% CHANGE(1)
Noninterest Income	$1,371.9	$1,118.7	23%
Net Interest Income	568.1	528.1	8
Total Revenue	1,940.0	1,646.8	18
Provision for Credit Losses	1.0	(8.5)	N/M
Noninterest Expense	1,417.6	1,364.7	4
Income before Income Taxes	521.4	290.6	79
Provision for Income Taxes	129.4	75.9	71
Net Income	$392.0	$214.7	83%

PER COMMON SHARE
Net Income — Basic	$1.91	$0.96	99%
— Diluted	1.90	0.96	99
Cash Dividends Declared Per Common Share	0.75	0.75	—
Book Value — End of Period (EOP)	61.65	54.83	12
Market Price — EOP	98.65	88.92	11

SELECTED BALANCE SHEET DATA ($ In Millions)	MARCH 31, 2025	DECEMBER 31, 2024	% CHANGE(1)
End of Period:
Total Assets	$165,071.2	$155,508.4	6%
Earning Assets	153,202.0	142,228.0	8
Deposits	131,025.6	122,482.7	7
Stockholders’ Equity	12,878.5	12,788.4	1

	THREE MONTHS ENDED MARCH 31,
	2025	2024	% CHANGE(1)
Average Balances:
Total Assets	$150,262.1	$145,118.3	4%
Earning Assets	138,007.9	133,816.8	3
Deposits	115,919.1	112,362.6	3
Stockholders’ Equity	12,604.0	11,783.7	7

CLIENT ASSETS ($ In Billions)	MARCH 31, 2025	DECEMBER 31, 2024	% CHANGE(1)
Assets Under Custody/Administration(2)	$16,924.0	$16,788.0	1%
Assets Under Custody	13,269.5	13,349.2	(1)
Assets Under Management	1,607.8	1,610.4	—
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)    For the purposes of disclosing Assets Under Custody/Administration, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Financial Ratios:
Return on Average Common Equity	13.0%	7.3%
Dividend Payout Ratio	39.5	78.1
Net Interest Margin(1)	1.69	1.61

	MARCH 31, 2025		DECEMBER 31, 2024
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.9%	15.3%	12.4%	14.5%	N/A	4.5%
Tier 1 Capital	13.9	16.5	13.3	15.6	6.0	6.0
Total Capital	15.7	18.3	15.1	17.4	10.0	8.0
Tier 1 Leverage	8.0	8.0	8.1	8.1	N/A	4.0
Supplementary Leverage	N/A	9.1	N/A	8.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	12.0%	14.4%	11.4%	13.6%	6.5%	4.5%
Tier 1 Capital	12.0	14.4	11.4	13.6	8.0	6.0
Total Capital	13.4	15.9	12.8	15.0	10.0	8.0
Tier 1 Leverage	6.8	6.8	6.9	6.9	5.0	4.0
Supplementary Leverage	N/A	7.8	N/A	7.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the first quarter of 2025. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2024. Investors also should read the section titled “Forward-Looking Statements.”
Certain terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview of Financial Results
TABLE 1: FINANCIAL HIGHLIGHTS

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2025	2024	CHANGE
Trust, Investment and Other Servicing Fees	$1,213.8	$1,142.9	$70.9	6%
Other Noninterest Income (Loss)	158.1	(24.2)	182.3	N/M
Net Interest Income	568.1	528.1	40.0	8
Total Revenue	$1,940.0	$1,646.8	$293.2	18%
Provision for Credit Losses	1.0	(8.5)	N/M	N/M
Noninterest Expense	1,417.6	1,364.7	52.9	4
Income before Income Taxes	$521.4	$290.6	$230.8	79%
Provision for Income Taxes	129.4	75.9	53.5	71
Net Income	$392.0	$214.7	$177.3	83%
Preferred Stock Dividends	16.2	16.2	—	—
Net Income Applicable to Common Stock	$375.8	$198.5	$177.3	89%
PER COMMON SHARE
Net Income – Basic	$1.91	$0.96	$0.95	99%
– Diluted	1.90	0.96	0.94	99
Cash Dividends Declared Per Common Share	0.75	0.75	—	—
SELECTED RATIOS AND METRICS
Return on Average Common Equity	13.0%	7.3%
Revenue for the three months ended March 31, 2025 increased to $1.9 billion in the current quarter primarily driven by an increase in Net Interest Income, Trust, Investment and Other Servicing fees, and Other Noninterest Income.
Trust, Investment and Other Servicing Fees increased to $1.2 billion in the current quarter, primarily due to favorable markets.
Other Noninterest Income increased to $158.1 million in the current quarter primarily due to the $189.4 million available for sale debt security loss reflected in Investment Security Gains (Losses) in the first quarter of 2024.
Net Interest Income increased to $568.1 million in the current quarter primarily driven by higher deposits and lower funding costs.
In the current quarter, there was a Provision for Credit Losses of $1.0 million, as compared to a negative Provision for Credit Losses of $8.5 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “First Quarter Consolidated Results of Operations” section.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense of $1.4 billion in the current quarter is primarily due to higher Equipment and Software expense, Compensation expense, and Outside Services expense, partially offset by a decrease in Other Operating Expense.
The Provision for Income Taxes in the current quarter totaled $129.4 million, representing an effective tax rate of 24.8%. The Provision for Income Taxes in the prior-year quarter totaled $75.9 million, representing an effective tax rate of 26.1%.
Trust, Investment and Other Servicing Fees
Trust, Investment and Other Servicing Fees are based primarily on the market value of assets held in custody, managed or serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears.
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 2: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2025	2024	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$453.3	$436.7	$16.6	4%
Investment Management	152.5	140.0	12.5	9
Securities Lending	17.9	17.9	—	—
Other	48.2	45.0	3.2	7
Total Asset Servicing Trust, Investment and Other Servicing Fees	$671.9	$639.6	$32.3	5%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$189.1	$178.3	$10.8	6%
East	141.0	129.9	11.1	9
West	108.0	99.9	8.1	8
Global Family Office	103.8	95.2	8.6	9
Total Wealth Management Trust, Investment and Other Servicing Fees	$541.9	$503.3	$38.6	8%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,213.8	$1,142.9	$70.9	6%
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
Investment Management fees increased from the prior-year quarter, primarily due to favorable markets and net new business.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions increased from the prior-year quarter, primarily due to favorable markets. Global Family Office fee income increased from the prior-year quarter, primarily due to asset inflows and favorable markets.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 3: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED MARCH 31,			AS OF MARCH 31,
	2025	2024	CHANGE	2025	2024	CHANGE
S&P 500	5,895	4,989	18%	5,612	5,254	7%
MSCI EAFE (U.S. dollars)	2,397	2,262	6	2,401	2,347	2
MSCI EAFE (local currency)	1,571	1,447	9	1,543	1,519	2
TABLE 4: FIXED INCOME MARKET INDICES

	AS OF MARCH 31,
	2025	2024	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,250	2,145	5%
Barclays Capital Global Aggregate Bond Index	476	462	3
Client Assets
As noted above, AUC/A and assets under management (AUM) are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	CHANGE Q1-25/Q4-24	CHANGE Q1-25/Q1-24
($ In Billions)
Asset Servicing	$15,804.7	$15,640.1	$15,385.4	1%	3%
Wealth Management	1,119.3	1,147.9	1,087.1	(2)	3
Total Assets Under Custody / Administration	$16,924.0	$16,788.0	$16,472.5	1%	3%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 6: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	CHANGE Q1-25/Q4-24	CHANGE Q1-25/Q1-24
($ In Billions)
Asset Servicing	$12,163.6	$12,214.0	$11,723.1	—%	4%
Wealth Management	1,105.9	1,135.2	1,081.0	(3)	2
Total Assets Under Custody	$13,269.5	$13,349.2	$12,804.1	(1)%	4%
Consolidated assets under custody decreased from the prior quarter, primarily driven by client asset outflows, partially offset by favorable currency translation. Consolidated assets under custody increased from the prior-year quarter, primarily reflecting favorable markets, partially offset by client asset outflows.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 7: ALLOCATION OF ASSETS UNDER CUSTODY

	MARCH 31, 2025			DECEMBER 31, 2024			MARCH 31, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	48%	61%	49%	49%	62%	50%	47%	61%	48%
Fixed Income Securities	32	13	30	31	13	29	31	13	30
Cash and Other Assets	19	26	19	19	25	20	20	26	21
Securities Lending Collateral	1	—	2	1	—	1	2	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	CHANGE Q1-25/Q4-24	CHANGE Q1-25/Q1-24
Equities	$6,501.8	$6,639.0	$6,172.5	(2)%	5%
Fixed Income Securities	4,015.7	3,884.9	3,804.2	3	6
Cash and Other Assets	2,560.9	2,648.8	2,664.2	(3)	(4)
Securities Lending Collateral	191.1	176.5	163.2	8	17
Total Assets Under Custody	$13,269.5	$13,349.2	$12,804.1	(1)%	4%
The following table presents Northern Trust’s assets under management by reporting segment.
TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	CHANGE Q1-25/Q4-24	CHANGE Q1-25/Q1-24
($ In Billions)
Asset Servicing	$1,160.9	$1,159.7	$1,080.1	—%	7%
Wealth Management	446.9	450.7	420.6	(1)	6
Total Assets Under Management	$1,607.8	$1,610.4	$1,500.7	—%	7%
Consolidated assets under management increased compared to the prior-year quarter, primarily reflecting the impact of favorable markets.
The following table presents the allocation of Northern Trust’s assets under management by reporting segment.
TABLE 10: ALLOCATION OF ASSETS UNDER MANAGEMENT

	MARCH 31, 2025			DECEMBER 31, 2024			MARCH 31, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	54%	57%	55%	56%	57%	56%	56%	57%	56%
Fixed Income Securities	11	20	14	11	20	14	11	21	14
Cash and Other Assets	19	23	19	18	23	19	18	22	19
Securities Lending Collateral	16	—	12	15	—	11	15	—	11
The following table presents Northern Trust’s assets under management by investment type.
TABLE 11: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	CHANGE Q1-25/Q4-24	CHANGE Q1-25/Q1-24
Equities	$880.0	$903.1	$841.1	(3)%	5%
Fixed Income Securities	221.4	217.5	203.5	2	9
Cash and Other Assets	315.3	313.3	292.9	1	8
Securities Lending Collateral	191.1	176.5	163.2	8	17
Total Assets Under Management	$1,607.8	$1,610.4	$1,500.7	—%	7%

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents activity in consolidated assets under management by product.
TABLE 12: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	MARCH 31, 2025	DECEMBER 31, 2024	SEPTEMBER 30, 2024	JUNE 30, 2024	MARCH 31, 2024
Beginning Balance of AUM	$1,610.4	$1,621.8	$1,526.7	$1,500.7	$1,434.5
Inflows by Product
Equities	52.7	63.1	42.8	49.6	38.3
Fixed Income	18.2	22.6	16.3	21.8	15.3
Cash and Other Assets	667.9	604.3	672.9	655.8	629.5
Securities Lending Collateral	68.7	67.6	68.6	57.2	75.8
Total Inflows	807.5	757.6	800.6	784.4	758.9
Outflows by Product
Equities	(62.2)	(62.4)	(43.9)	(53.5)	(47.7)
Fixed Income	(19.2)	(18.7)	(15.3)	(18.2)	(14.6)
Cash and Other Assets	(660.5)	(604.2)	(649.8)	(648.5)	(605.0)
Securities Lending Collateral	(54.0)	(67.3)	(53.2)	(59.8)	(80.0)
Total Outflows	(795.9)	(752.6)	(762.2)	(780.0)	(747.3)
Net Inflows (Outflows)	11.6	5.0	38.4	4.4	11.7
Market Performance, Currency & Other
Market Performance & Other	(14.2)	(16.4)	56.7	22.3	58.8
Currency	—	—	—	(0.7)	(4.2)
Total Market Performance, Currency & Other	(14.2)	(16.4)	56.7	21.6	54.6
Ending Balance of AUM	$1,607.8	$1,610.4	$1,621.8	$1,526.7	$1,500.7
The components of Other Noninterest Income are provided below.
TABLE 13: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2025	2024	CHANGE
Foreign Exchange Trading Income	$58.7	$57.0	$1.7	3%
Treasury Management Fees	9.6	9.3	0.3	3
Security Commissions and Trading Income	39.1	37.9	1.2	3
Other Operating Income	50.7	61.0	(10.3)	(17)
Investment Security Gains (Losses), net	—	(189.4)	(189.4)	N/M
Total Other Noninterest Income	$158.1	$(24.2)	$182.3	N/M
N/M - Not meaningful
Other Operating Income decreased compared to the prior-year quarter, primarily due to lower income associated with a market value decrease in supplemental compensation plans. The lower income associated with the supplemental compensation plans resulted in a related decrease in supplemental compensation plan expense reported in Other Operating Expense.
Investment Security Gains (Losses), net reflects the $189.4 million available for sale debt security loss related to a repositioning of the portfolio in the prior-year quarter.

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
TABLE 14: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	FIRST QUARTER
	2025			2024
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$380.0	$37,161.0	4.15%	$459.7	$35,897.3	5.15%
Interest-Bearing Due from and Deposits with Banks(1)	23.4	4,877.6	1.95	34.6	4,418.0	3.15
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	686.8	394.5	705.95	823.9	518.4	639.29
Debt Securities
Available for Sale	352.1	30,168.3	4.73	323.2	24,049.6	5.41
Held to Maturity	104.6	21,821.9	1.94	123.8	24,498.9	2.02
Total Debt Securities	456.7	51,990.2	3.56	447.0	48,548.5	3.70
Loans(3)	575.6	41,076.5	5.68	655.8	41,586.9	6.34
Other Interest-Earning Assets(4)	24.0	2,508.1	3.88	31.9	2,847.7	4.51
Total Interest-Earning Assets	2,146.5	138,007.9	6.31	2,452.9	133,816.8	7.37
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,041.2	—	—	1,799.5	—
Other Noninterest-Earning Assets	—	11,213.0	—	—	9,502.0	—
Total Assets	$—	$150,262.1	—%	$—	$145,118.3	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$212.7	$27,720.5	3.11%	$253.2	$27,349.0	3.72%
Savings Certificates and Other Time	75.9	6,874.0	4.48	58.8	4,554.3	5.19
Non-U.S. Offices — Interest-Bearing	413.3	64,454.3	2.60	569.7	63,752.8	3.59
Total Interest-Bearing Deposits	701.9	99,048.8	2.87	881.7	95,656.1	3.71
Federal Funds Purchased	23.6	2,393.6	4.00	33.6	2,650.1	5.11
Securities Sold under Agreements to Repurchase(2)	673.2	442.4	617.15	813.9	490.1	667.86
Other Borrowings(6)	79.7	7,024.4	4.60	88.6	6,852.1	5.20
Senior Notes	38.8	2,781.6	5.65	44.1	2,748.7	6.45
Long-Term Debt	55.6	4,083.5	5.52	55.6	4,067.0	5.50
Total Interest-Bearing Liabilities	1,572.8	115,774.3	5.51	1,917.5	112,464.1	6.86
Interest Rate Spread	—	—	0.80	—	—	0.51
Demand and Other Noninterest-Bearing Deposits	—	16,870.3	—	—	16,706.5	—
Other Noninterest-Bearing Liabilities	—	5,013.5	—	—	4,164.0	—
Stockholders’ Equity	—	12,604.0	—	—	11,783.7	—
Total Liabilities and Stockholders’ Equity	$—	$150,262.1	—%	$—	$145,118.3	—%
Less: FTE Adjustment	$5.6	$—	—%	$7.3	$—	—%
Net Interest Income/Margin (Unadjusted)	$568.1	$—	1.67%	$528.1	$—	1.59%
Net Interest Income/Margin (FTE Adjusted)(8)	$573.7	$—	1.69%	$535.4	$—	1.61%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.0 billion and $60.2 billion for the three months ended March 31, 2025 and 2024, respectively. Excluding the impact of netting for the three months ended March 31, 2025 and 2024, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.46% and 5.46%, respectively. Excluding the impact of netting for the three months ended March 31, 2025 and 2024, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.37% and 5.39%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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
(8) A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 15: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED MARCH 31, 2025 VS. 2024
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$32.9	$(112.6)	$(79.7)
Interest-Bearing Due from and Deposits with Banks	7.0	(18.2)	(11.2)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	(141.2)	4.1	(137.1)
Debt Securities
Available for Sale	182.4	(153.5)	28.9
Held to Maturity	(7.4)	(11.8)	(19.2)
Total Debt Securities	175.0	(165.3)	9.7
Loans	(2.1)	(78.1)	(80.2)
Other Interest-Earning Assets	(1.3)	(6.6)	(7.9)
Total Interest Income	$70.3	$(376.7)	$(306.4)

Interest-Bearing Deposits
Savings, Money Market and Other	$6.9	$(47.4)	$(40.5)
Savings Certificates and Other Time	55.4	(38.3)	17.1
Non-U.S. Offices - Interest-Bearing	13.1	(169.5)	(156.4)
Total Interest-Bearing Deposits	75.4	(255.2)	(179.8)
Federal Funds Purchased	(0.8)	(9.2)	(10.0)
Securities Sold under Agreements to Repurchase (2)	(27.1)	(113.6)	(140.7)
Other Borrowings	4.1	(13.0)	(8.9)
Senior Notes	1.0	(6.3)	(5.3)
Total Interest Expense	$52.6	$(397.3)	$(344.7)
Increase (Decrease) in Net Interest Income (FTE)	$17.7	$20.6	$38.3
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 14: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $21.5 million and $(158.6) million, respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $22.1 million and $(162.8) million, respectively

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for Loans, Securities and Other Interest-Earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. See Table 14: Average Consolidated Balance Sheets with Analysis of Net Interest Income which reflects the applied FTE adjustment. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
Interest revenue on cash collateral positions is reported above within Interest-Bearing Due from and Deposits with Banks, Loans and within Other Interest-Earning Assets. Interest expense on cash collateral positions is reported above within Savings, Money Market and Other and in Non-U.S. Offices Interest-Bearing Deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Net Interest Income, stated on an FTE basis, increased from the prior-year quarter, primarily driven by higher deposits and lower funding costs. Average earning assets increased from the prior-year quarter, primarily driven by an increase in placements with the Federal Reserve and other central banks driven by higher deposits
The net interest margin on an FTE basis increased from the prior-year quarter, primarily driven by lower funding costs.
Federal Reserve and Other Central Bank Deposits averaged $37.2 billion and increased $1.3 billion, or 4%, from $35.9 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $4.9 billion and increased $500.0 million, or 10%, from $4.4 billion in the prior-year quarter.
Average Securities were $52.0 billion and increased $3.5 billion, from $48.5 billion in the prior-year quarter. Average taxable Securities were $44.0 billion in the current quarter and $43.3 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.0 billion in the current quarter and $5.2 billion in the prior-year quarter.
Federal Funds Sold and Securities Purchased under Agreements to Resell averaged $394.5 million and decreased $123.9 million, or 24%, from $518.4 million in the prior-year quarter.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Loans averaged $41.1 billion and decreased $510.4 million, or 1%, from $41.6 billion in the prior-year quarter, primarily reflecting lower levels of residential real estate loans and decreases in other loans, partially offset by higher levels of private client loans, commercial and institutional loans, commercial real estate loans, and Non-U.S. loans. Residential real estate loans averaged $6.1 billion and decreased $177.4 million, or 3%, from $6.3 billion for the prior-year quarter. Private client loans averaged $14.7 billion and increased $1.3 billion, or 10%, from $13.4 billion for the prior-year quarter. Commercial and institutional loans averaged $10.8 billion and increased $160.2 million, or 2%, from $10.6 billion for the prior-year quarter. Commercial real estate loans averaged $5.3 billion and increased $87.5 million, or 2%, from $5.2 billion for the prior-year quarter. Non-U.S. loans averaged $2.9 billion and increased $81.8 million, or 3%, from $2.8 billion for the prior-year quarter.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.1 billion, $865.6 million, $342.7 million, $85.0 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $3.3 billion, or 4%, to an average of $99.0 billion in the current quarter from $95.7 billion in the prior-year quarter. Average Non-U.S. Offices Interest-Bearing Deposits comprised 65% and 67% of total average Interest-Bearing Deposits for the three months ended March 31, 2025 and 2024, respectively. Average other interest-bearing liabilities decreased $82.5 million, to an average of $16.7 billion in the current quarter from $16.8 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
In the current quarter, there was a Provision for Credit Losses of $1.0 million, as compared to a negative Provision for Credit Losses of $8.5 million in the prior-year quarter. The Provision for Credit Losses in the current quarter resulted from an increase in the collective reserve, primarily driven by increased projected macroeconomic uncertainty, partially offset by sector and portfolio-specific improvements within the Commercial Real Estate (CRE) portfolio.
The negative Provision for Credit Losses in the prior-year quarter was primarily due to a decreases in both individual and collective reserves. The decrease in individual reserves was driven by one Commercial and Institutional (C&I) loan that was charged-off. The decrease in collective reserve was primarily in the C&I portfolio, driven by improvement in the quality of the portfolio, and in the CRE portfolio, driven by improved macroeconomic factors.
Net recoveries in the current quarter were $0.2 million, reflecting $0.5 million of recoveries and $0.3 million of charge-offs. The prior-year quarter included $10.4 million net charge-offs, reflecting $11.1 million of charge-offs and $0.7 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 16: NONINTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2025	2024	CHANGE
Compensation	$644.4	$627.1	$17.3	3%
Employee Benefits	109.7	101.1	8.6	8
Outside Services	245.2	229.3	15.9	7
Equipment and Software	280.9	252.7	28.2	11
Occupancy	53.4	54.1	(0.7)	(1)
Other Operating Expense	84.0	100.4	(16.4)	(16)
Total Noninterest Expense	$1,417.6	$1,364.7	$52.9	4%
Outside Services expense increased compared to the prior-year quarter, primarily due to an increase in consulting services.
Equipment and Software expense increased compared to the prior-year quarter, primarily due to higher software amortization and higher software support and rental expense.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Other Operating Expense decreased compared to the prior-year quarter, primarily due to a $12.5 million FDIC special assessment recorded in the prior year and lower supplemental compensation plan expense in the current quarter. The lower supplemental compensation plan expense in the prior year quarter resulted from related market value decreases in supplemental compensation plans reported in Other Operating Income.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2025 was $129.4 million, representing an effective tax rate of 24.8%, compared to $75.9 million in the prior-year quarter, representing an effective tax rate of 26.1%.
The effective tax rate decreased compared to the prior-year quarter primarily due to higher tax benefits associated with share-based compensation and a lower state effective tax rate.
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $5.6 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so.
Effective January 2025, certain operations support activities were moved out of Asset Servicing and Wealth Management in connection with the formation of the Enterprise Chief Operating Office. The Enterprise Chief Operating Office provides operational support to Asset Servicing and Wealth Management. Its expenses are included within Other and are fully allocated to Asset Servicing and Wealth Management. Prior-year segment results have been recast to reflect the organizational changes.
For further details, please refer to Note 9—Reporting Segments to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three month periods ended March 31, 2025 and 2024.
TABLE 17: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$671.9	$639.6	$541.9	$503.3	$—	$—	$1,213.8	$1,142.9
Foreign Exchange Trading Income (Loss)	63.9	59.9	(5.2)	(2.9)	—	—	58.7	57.0
Other Noninterest Income (Loss)	68.6	70.7	33.5	38.5	(2.7)	(190.4)	99.4	(81.2)
Total Noninterest Income (Loss)	804.4	770.2	570.2	538.9	(2.7)	(190.4)	1,371.9	1,118.7
Net Interest Income (Expense)(1)	323.2	292.4	250.2	241.4	(5.3)	(5.7)	568.1	528.1
Revenue(1)	1,127.6	1,062.6	820.4	780.3	(8.0)	(196.1)	1,940.0	1,646.8
Provision for Credit Losses	2.1	(5.8)	(0.9)	(1.7)	(0.2)	(1.0)	1.0	(8.5)
Noninterest Expense
Compensation	94.5	95.6	151.4	145.0	398.5	386.5	644.4	627.1
Employee Benefits	17.4	17.0	22.2	20.7	70.1	63.4	109.7	101.1
Outside Services	58.7	61.1	14.4	10.1	172.1	158.1	245.2	229.3
Allocated Expense	697.2	654.2	306.5	295.6	(1,003.7)	(949.8)	—	—
Other Segment Items(2)	22.7	21.3	22.6	18.3	373.0	367.6	418.3	407.2
Total Noninterest Expense	890.5	849.2	517.1	489.7	10.0	25.8	1,417.6	1,364.7
Income (Loss) before Income Taxes(1)	235.0	219.2	304.2	292.3	(17.8)	(220.9)	521.4	290.6
Provision for Income Taxes(1)	50.8	48.4	74.4	73.6	4.2	(46.1)	129.4	75.9
Net Income (Loss)	$184.2	$170.8	$229.8	$218.7	$(22.0)	$(174.8)	$392.0	$214.7
Percentage of Consolidated Net Income	47%	N/M	59%	N/M	(6)%	N/M	100%	100%
Average Assets	$109,776.8	$106,849.0	$39,152.3	$38,163.3	$1,333.0	$106.0	$150,262.1	$145,118.3
Average Loans	$5,749.3	$6,909.5	$35,327.2	$34,677.4	$—	$—	$41,076.5	$41,586.9
Average Deposits	$89,296.5	$86,688.6	$25,289.6	$25,568.0	$1,333.0	$106.0	$115,919.1	$112,362.6
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
Asset Servicing
Asset Servicing Net Income
For the quarter ended March 31, 2025, Net Income increased $13.4 million, or 8%, from the prior-year quarter, primarily due to higher Trust, Investment and Other Servicing Fees and Net Interest Income, partially offset by higher Noninterest Expense.
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Net Interest Income
For the quarter ended March 31, 2025, Net Interest Income stated on an FTE basis increased $30.8 million, or 11%, from the prior-year quarter, primarily driven by higher deposit balances and lower funding costs.
Asset Servicing Provision for Credit Losses
For the quarter ended March 31, 2025, there was a Provision for Credit Losses of $2.1 million compared to a negative Provision for Credit Losses of $5.8 million in the prior-year quarter. The Provision for Credit Losses for the three months ended March 31, 2025 reflected an increase in collective reserves driven by increased macroeconomic uncertainty.
Asset Servicing Noninterest Expense
For the quarter ended March 31, 2025, Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $41.3 million, or 5%, from the prior-year quarter primarily due to higher indirect expense allocations.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Net Income
For the quarter ended March 31, 2025, Net Income increased $11.1 million, or 5%, from the prior-year quarter primarily due to higher Trust, Investment and Other Servicing Fees, partially offset by higher Noninterest Expense.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Other Noninterest Income
For the quarter ended March 31, 2025, Other Noninterest Income decreased $5.0 million, or 13%, from the prior-year quarter primarily due to a decrease in other allocated income.
Wealth Management Provision for Credit Losses
For the quarter ended March 31, 2025, there was a negative Provision for Credit Losses of $0.9 million compared to a negative Provision for Credit Losses of $1.7 million in the prior-year quarter. The negative Provision for Credit Losses for the three months ended March 31, 2025 resulted from a decrease in the collective reserve due to sector and portfolio-specific improvements in CRE, partially offset by increased macroeconomic uncertainty.
Wealth Management Noninterest Expense
For the quarter ended March 31, 2025, Noninterest Expense, which includes the direct expenses of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, increased $27.4 million, or 6%, from the prior-year quarter primarily reflecting higher indirect expense allocations and higher expense associated with equity incentives.
Other
Other—Noninterest Income
For the quarter ended March 31, 2025, Other Noninterest Income increased $187.7 million from the prior-year quarter, primarily due to the prior-year loss on sale of available for sale debt securities arising from a repositioning of the portfolio.
Other—Noninterest Expense
For the quarter ended March 31, 2025, Other Noninterest Expense decreased $15.8 million from the prior-year quarter, primarily due to the prior-year FDIC special assessment.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 18: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	MARCH 31, 2025	DECEMBER 31, 2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$52.8	$38.8	$14.0	36%
Interest-Bearing Due from and Deposits with Banks(1)	5.3	5.6	(0.3)	(5)
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.1	0.4	(0.3)	(72)
Total Debt Securities	51.3	51.3	—	—
Loans	40.9	43.4	(2.5)	(6)
Other Interest-Earning Assets(2)	2.8	2.7	0.1	3
Total Earning Assets	153.2	142.2	11.0	8
Total Assets	165.1	155.5	9.6	6
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	109.1	98.1	11.0	11
Demand and Other Noninterest-Bearing Deposits	21.9	24.4	(2.5)	(10)
Federal Funds Purchased	2.4	2.2	0.2	10
Securities Sold under Agreements to Repurchase	0.3	0.5	(0.2)	(27)
Other Borrowings(3)	6.5	6.5	—	—
Total Stockholders’ Equity	12.9	12.8	0.1	1
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
TABLE 19: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED MARCH 31,
($ In Billions)	2025	2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$37.2	$35.9	$1.3	4%
Interest-Bearing Due from and Deposits with Banks(1)	4.9	4.4	0.5	10
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.4	0.5	(0.1)	(24)
Total Debt Securities	52.0	48.5	3.5	7
Loans	41.0	41.6	(0.6)	(1)
Other Interest-Earning Assets(2)	2.5	2.9	(0.4)	(12)
Total Earning Assets	138.0	133.8	4.2	3
Total Assets	150.3	145.1	5.2	4
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	99.0	95.7	3.3	4
Demand and Other Noninterest-Bearing Deposits	16.9	16.7	0.2	1
Federal Funds Purchased	2.4	2.7	(0.3)	(10)
Securities Sold under Agreements to Repurchase	0.4	0.5	(0.1)	(10)
Other Borrowings(3)	7.0	6.9	0.1	3
Total Stockholders’ Equity	12.6	11.8	0.8	7
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets increased from the prior-year quarter, primarily driven by an increase in placements with the Federal Reserve and other central banks driven by higher deposits.

CONSOLIDATED BALANCE SHEETS (continued)
Select Earning Assets. Average securities increased from the prior-year quarter reflecting the impact of repositioning and reinvesting in short-term and long-term securities. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits increased from the prior-year quarter primarily due to an increase in client balances as a result of seasonal and strategic client activity. Demand and Other Noninterest-Bearing Deposits increased from the prior-year quarter driven by seasonal activity.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. These balances are primarily driven by sponsored member program activity and sources of strategic funding needs.
Stockholders’ Equity. During the three months ended March 31, 2025, the Corporation declared cash dividends totaling $148.2 million to common stockholders, and cash dividends totaling $16.2 million to preferred stockholders. During the three months ended March 31, 2024, the Corporation declared cash dividends totaling $153.4 million to common stockholders, and cash dividends totaling $16.2 million to preferred stockholders.
For the three months ended March 31, 2025, the Corporation repurchased 2,616,238 shares of common stock at a total cost of $287.2 million ($109.79 average price per share), including 411,132 shares withheld to satisfy tax withholding obligations related to share-based compensation.
For the three months ended March 31, 2024, the Corporation repurchased 1,647,526 shares of common stock, at a total cost of $132.0 million ($80.11 average price per share), including 373,623 shares withheld to satisfy tax withholding obligations related to share-based compensation.

ASSET QUALITY

Securities Portfolio
Northern Trust maintains a high quality debt securities portfolio. The following tables provide the book value of debt securities by credit rating using ratings from Moody’s S&P Global or Fitch Ratings. Book value is fair value for AFS debt securities and amortized cost for HTM debt securities. Debt securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 20: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$8,010.9	$—	$—	$—	$—	$8,010.9
Obligations of States and Political Subdivisions	39.4	264.0	—	—	—	303.4
Government Sponsored Agency	14,288.9	—	—	—	—	14,288.9
Non-U.S. Government	300.4	—	—	—	—	300.4
Corporate Debt	2.3	30.7	88.6	—	—	121.6
Covered Bonds	232.5	—	—	—	—	232.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,242.5	481.3	116.6	—	—	4,840.4
Other Asset-Backed	1,830.5	—	—	—	—	1,830.5
Commercial Mortgage-Backed	535.7	—	—	—	—	535.7
Total Available for Sale	$29,483.1	$776.0	$205.2	$—	$—	$30,464.3
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,026.4	$1,516.3	$—	$—	$—	$2,542.7
Government Sponsored Agency	8,485.6	—	—	—	—	8,485.6
Non-U.S. Government	329.6	687.3	1,393.9	281.5	—	2,692.3
Corporate Debt	—	192.5	155.7	—	—	348.2
Covered Bonds	1,433.1	—	—	—	—	1,433.1
Certificates of Deposit	418.2	—	—	—	45.4	463.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,127.5	981.3	29.6	1.1	—	4,139.5
Other Asset-Backed	106.0	—	—	—	—	106.0
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	52.0	—	—	—	573.7	625.7
Total Held to Maturity	$14,978.4	$3,415.0	$1,579.2	$282.6	$619.1	$20,874.3
Percent of Total Held to Maturity	72%	16%	8%	1%	3%	100%
Total Debt Securities	$44,461.5	$4,191.0	$1,784.4	$282.6	$619.1	$51,338.6
Percent of Total Debt Securities	87%	8%	3%	1%	1%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$7,367.5	$—	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	38.5	259.1	—	—	—	297.6
Government Sponsored Agency	13,288.9	—	—	—	—	13,288.9
Non-U.S. Government	296.8	—	—	—	—	296.8
Corporate Debt	4.6	54.7	104.5	—	—	163.8
Covered Bonds	230.9	—	—	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,021.4	446.6	115.1	—	—	4,583.1
Other Asset-Backed	2,182.7	—	—	—	—	2,182.7
Commercial Mortgage-Backed	571.2	19.0	—	—	—	590.2
Total Available for Sale	$28,002.5	$779.4	$219.6	$—	$—	$29,001.5
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Total Debt Securities	$43,783.4	$4,183.5	$2,428.3	$312.6	$590.4	$51,298.2
Percent of Total Debt Securities	85%	8%	5%	1%	1%	100%
As of March 31, 2025 and December 31, 2024, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
For additional information relating to the securities portfolio, refer to Note 4, “Securities” to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
Nonaccrual Loans and Other Real Estate Owned
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. There was no outstanding OREO as of March 31, 2025 and December 31, 2024.

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned (continued)
The following table provides the amounts of nonaccrual loans, by loan segment and class, that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiation and renewals.
TABLE 21: NONACCRUAL ASSETS

	MARCH 31, 2025			DECEMBER 31, 2024
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$33.9		46%	$29.8		53%
Commercial Real Estate	5.6		8	5.6		10
Non-U.S.	0.5		1	0.5		1
Total Commercial	$40.0		55%	$35.9		64%
Personal
Private Client	$2.0		3%	$2.3		4%
Residential Real Estate	31.1		42	17.8		32
Total Personal	$33.1		45%	$20.1		36%
Total Nonaccrual Loans	73.1			56.0
90 Day Past Due Loans Still Accruing	$85.5			$82.3
Nonaccrual Loans to Total Loans	0.18%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	2.3	x		3.0	x
Nonaccrual assets of $73.1 million as of March 31, 2025 increased $17.1 million, or 31%, from December 31, 2024, primarily due to downgrades of certain Residential Real Estate and Commercial and Institutional loans. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units.
As of March 31, 2025, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $167.1 million, $32.8 million, $6.7 million, and $0.7 million, respectively. As of December 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $168.0 million, $30.4 million, $6.5 million, and $1.0 million, respectively. There was no allowance for credit losses related to AFS debt securities as of March 31, 2025. There was a $0.2 million allowance for credit losses related to AFS debt securities as of December 31, 2024. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the three months ended March 31, 2025 and March 31, 2024 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses.
The following table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 22: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	MARCH 31, 2025		DECEMBER 31, 2024
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$3.0	—%	$3.2	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	67.2	26	59.3	24
Commercial Real Estate	95.1	13	105.3	12
Non-U.S.	1.3	5	1.0	5
Other	—	4	—	5
Total Commercial	163.6	48	165.6	46
Personal
Private Client	12.8	35	9.7	37
Residential Real Estate	19.2	15	18.7	14
Non-U.S.	1.3	1	1.2	2
Other	—	1	—	1
Total Personal	33.3	52	29.6	54
Total Allowance Evaluated on a Collective Basis	$196.9		$195.2
Total Allowance for Credit Losses	$199.9		$198.4
Allowance Assigned to
Loans	$167.1		$168.0
Undrawn Commitments and Standby Letters of Credit	32.8		30.4
Total Allowance for Credit Losses	$199.9		$198.4
Allowance Assigned to Loans to Total Loans	0.41%		0.39%

ASSET QUALITY (continued)

Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 23: COMMERCIAL REAL ESTATE LOANS

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Commercial Mortgages
Apartment/ Multi-family	$1,566.3	$1,599.9
Office	930.8	944.4
Industrial/ Warehouse	909.8	906.1
Retail	691.0	665.6
Other	632.0	630.3
Total Commercial Mortgages	4,729.9	4,746.3
Construction, Acquisition and Development Loans	589.2	567.9
Total Commercial Real Estate Loans	$5,319.1	$5,314.2
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

STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the three months ended March 31, 2025 and 2024.
TABLE 24: CASH FLOW ACTIVITY SUMMARY

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Net cash provided by (used in):
Operating activities	$2,749.8	$(1,452.6)
Investing activities	(10,285.4)	(4,793.4)
Financing activities	6,824.3	6,936.0
Effect of Foreign Currency Exchange Rates on Cash	402.8	(172.8)
Change in Cash and Due from Banks	$(308.5)	$517.2
Operating Activities
Net cash provided by operating activities of $2.7 billion for the three months ended March 31, 2025, was primarily attributable to lower net collateral deposited with derivative counterparties and period earnings.
Net cash used in operating activities of $1.5 billion for the three months ended March 31, 2024, was primarily attributable to higher net collateral deposited with derivative counterparties, net changes in other operating activities, and pension plan contributions, partially offset by higher investment security losses.
Investing Activities
Net cash used in investing activities of $10.3 billion for the three months ended March 31, 2025, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by lower levels of loans and net proceeds associated with HTM debt securities.
Net cash used in investing activities of $4.8 billion for the three months ended March 31, 2024, was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities partially offset by net proceeds of HTM debt securities.
Financing Activities
Net cash provided by financing activities of $6.8 billion for the three months ended March 31, 2025, was primarily attributable to the increased levels of total deposits, partially offset by increased treasury share purchases.
Net cash provided by financing activities of $6.9 billion for the three months ended March 31, 2024, was primarily attributable to the increased levels of total deposits, partially offset by decreased levels of federal funds purchased.

CAPITAL RATIOS
The capital ratios of Northern Trust Corporation and its principal subsidiary, The Northern Trust Company, remained strong at March 31, 2025, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
In July 2023, the U.S. banking regulators issued the Basel III Endgame Proposal, which would change how risk-based capital requirements are determined for banking organizations, including Northern Trust. The proposal would eliminate the existing advanced approach methodologies for determining RWA and replace it with a new expanded risk-based approach. Finalization of the Basel III Endgame proposal remains uncertain. The Corporation continues to monitor developments and potential impacts.
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The Northern Trust Company.
TABLE 25: REGULATORY CAPITAL RATIOS

Capital Ratios — Northern Trust Corporation	MARCH 31, 2025		DECEMBER 31, 2024		MARCH 31, 2024
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.9%	15.3%	12.4%	14.5%	11.4%	13.5%	N/A	4.5%
Tier 1 Capital	13.9	16.5	13.3	15.6	12.4	14.6	6.0	6.0
Total Capital	15.7	18.3	15.1	17.4	14.2	16.5	10.0	8.0
Tier 1 Leverage	8.0	8.0	8.1	8.1	7.8	7.8	N/A	4.0
Supplementary Leverage	N/A	9.1	N/A	8.9	N/A	8.8	N/A	3.0

Capital Ratios — The Northern Trust Company	MARCH 31, 2025		DECEMBER 31, 2024		MARCH 31, 2024
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Common Equity Tier 1 Capital	12.0%	14.4%	11.4%	13.6%	11.9%	14.2%	6.5%	4.5%
Tier 1 Capital	12.0	14.4	11.4	13.6	11.9	14.2	8.0	6.0
Total Capital	13.4	15.9	12.8	15.0	13.4	15.8	10.0	8.0
Tier 1 Leverage	6.8	6.8	6.9	6.9	7.4	7.4	5.0	4.0
Supplementary Leverage	N/A	7.8	N/A	7.5	N/A	8.5	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09). ASU 2023-09 enhances disclosures by further disaggregating existing annual income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
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
We maintain a highly liquid balance sheet consisting principally of cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets, and investment securities, which were 66% and 62% of total assets as of March 31, 2025 and December 31, 2024, respectively. 87% and 85% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and triple-A rated securities as of March 31, 2025 and December 31, 2024, respectively.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all trading book positions using a Value-at-Risk (VaR) model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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

RISK MANAGEMENT (continued)
Market Risk (continued)

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of March 31, 2025 and March 31, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 26: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	MARCH 31, 2025	MARCH 31, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$38	$31
200 Basis Points	78	69
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(50)	$(54)
200 Basis Points	(113)	$(129)
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at March 31, 2025 and December 31, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 27: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(414)	$(374)
200 Basis Points	(882)	(808)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$558	$508
200 Basis Points	1,010	951
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
TABLE 28: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024	MARCH 31, 2025	DECEMBER 31, 2024	MARCH 31, 2024
High	$0.6	$1.4	$1.7	$0.6	$1.3	$2.0	$0.4	$0.2	$0.4
Low	0.2	0.2	0.2	0.1	0.1	0.1	0.1	0.1	0.1
Average	0.3	0.6	0.7	0.2	0.5	0.6	0.1	0.1	0.2
Quarter-End	0.5	0.2	0.3	0.4	0.2	0.2	0.1	0.1	0.2
During the three months ended March 31, 2025, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
TABLE 29: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED MARCH 31,
($ In Millions)	2025	2024
Net Interest Income
Interest Income - GAAP	$2,140.9	$2,445.6
Add: FTE Adjustment	5.6	7.3
Interest Income (FTE) - Non-GAAP	$2,146.5	$2,452.9

Net Interest Income - GAAP	$568.1	$528.1
Add: FTE Adjustment	5.6	7.3
Net Interest Income (FTE) - Non-GAAP	$573.7	$535.4

Net Interest Margin - GAAP	1.67%	1.59%
Net Interest Margin (FTE) - Non-GAAP	1.69%	1.61%

Total Revenue
Total Revenue - GAAP	$1,940.0	$1,646.8
Add: FTE Adjustment	5.6	7.3
Total Revenue (FTE) - Non-GAAP	$1,945.6	$1,654.1

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
•risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary; and
•other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.
Actual results may differ materially from those expressed or implied by forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	MARCH 31, 2025	DECEMBER 31, 2024

ASSETS
Cash and Due from Banks	$4,368.7	$4,677.2
Federal Reserve and Other Central Bank Deposits	52,794.9	38,775.4
Interest-Bearing Deposits with Banks	1,645.3	1,944.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	124.4	451.0
Debt Securities
Available for Sale (Amortized cost of $30,620.6 and $29,229.1)	30,464.3	29,001.5
Held to Maturity (Fair value of $19,486.9 and $20,654.5)	20,874.3	22,296.7
Total Debt Securities	51,338.6	51,298.2
Loans
Commercial	19,482.5	20,278.8
Personal	21,350.8	23,111.8
Total Loans (Net of unearned income of $6.2 and $6.3)	40,833.3	43,390.6
Allowance for Credit Losses	(174.5)	(175.5)
Buildings and Equipment	477.4	490.3
Goodwill	700.5	694.9
Other Assets	12,962.6	13,961.6
Total Assets	$165,071.2	$155,508.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$11,324.2	$14,325.6
Savings, Money Market and Other Interest-Bearing	28,489.1	26,122.6
Savings Certificates and Other Time	6,680.2	5,731.7
Non U.S. Offices — Noninterest-Bearing	10,581.1	10,027.9
— Interest-Bearing	73,951.0	66,274.9
Total Deposits	131,025.6	122,482.7
Federal Funds Purchased	2,377.6	2,159.5
Securities Sold Under Agreements to Repurchase	335.7	462.0
Other Borrowings	6,534.5	6,521.0
Senior Notes	2,809.3	2,769.7
Long-Term Debt	4,085.6	4,081.3
Other Liabilities	5,024.4	4,243.8
Total Liabilities	152,192.7	142,720.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 194,538,575 and 195,969,746	408.6	408.6
Additional Paid-In Capital	997.0	1,025.3
Retained Earnings	15,842.3	15,614.7
Accumulated Other Comprehensive Loss	(739.5)	(814.0)
Treasury Stock (50,632,949 and 49,201,778 shares, at cost)	(4,514.8)	(4,331.1)
Total Stockholders’ Equity	12,878.5	12,788.4
Total Liabilities and Stockholders’ Equity	$165,071.2	$155,508.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions Except Share Information)	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,213.8	$1,142.9
Foreign Exchange Trading Income	58.7	57.0
Treasury Management Fees	9.6	9.3
Security Commissions and Trading Income	39.1	37.9
Other Operating Income	50.7	61.0
Investment Security Gains (Losses), net	—	(189.4)
Total Noninterest Income	1,371.9	1,118.7
Net Interest Income
Interest Income	2,140.9	2,445.6
Interest Expense	1,572.8	1,917.5
Net Interest Income	568.1	528.1
Provision for Credit Losses	1.0	(8.5)
Net Interest Income after Provision for Credit Losses	567.1	536.6
Noninterest Expense
Compensation	644.4	627.1
Employee Benefits	109.7	101.1
Outside Services	245.2	229.3
Equipment and Software	280.9	252.7
Occupancy	53.4	54.1
Other Operating Expense	84.0	100.4
Total Noninterest Expense	1,417.6	1,364.7
Income before Income Taxes	521.4	290.6
Provision for Income Taxes	129.4	75.9
Net Income	$392.0	$214.7
Preferred Stock Dividends	16.2	16.2
Net Income Applicable to Common Stock	$375.8	$198.5
Per Common Share
Net Income – Basic	$1.91	$0.96
– Diluted	1.90	0.96
Average Number of Common Shares Outstanding
– Basic	195,192,789	204,628,796
– Diluted	196,124,971	205,134,845

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Net Income	$392.0	$214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	71.0	213.4
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.5)	(0.7)
Net Foreign Currency Adjustments	4.7	4.6
Net Pension and Other Postretirement Benefit Adjustments	(0.7)	3.0
Other Comprehensive Income (Loss)	74.5	220.3
Comprehensive Income (Loss)	$466.5	$435.0

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31, 2025
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
Net Income	—	—	—	392.0	—	—	392.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	74.5	—	74.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(28.3)	—	—	105.1	76.8
Stock Purchased	—	—	—	—	—	(287.2)	(287.2)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.6)	(1.6)
Balance at March 31, 2025	$884.9	$408.6	$997.0	$15,842.3	$(739.5)	$(4,514.8)	$12,878.5
See accompanying notes to the consolidated financial statements.

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Exercise tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$392.0	$214.7
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	—	189.4
Amortization and Accretion of Securities and Unearned Income, net	(13.9)	(7.7)
Provision for Credit Losses	1.0	(8.5)
Depreciation and Amortization	190.7	170.3
Pension Plan Contributions	(137.9)	(208.0)
Change in Receivables	(206.0)	(173.4)
Change in Interest Payable	44.0	56.4
Change in Collateral With Derivative Counterparties, net	2,335.0	(1,118.0)
Other Operating Activities, net	144.9	(567.8)
Net Cash Provided by / (Used in) Operating Activities	2,749.8	(1,452.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	327.9	251.9
Change in Interest-Bearing Deposits with Banks	305.3	523.3
Net Change in Federal Reserve and Other Central Bank Deposits	(13,621.9)	(6,267.8)
Purchases of Held to Maturity Debt Securities	(6,126.8)	(6,134.3)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	7,927.8	8,606.3
Purchases of Available for Sale Debt Securities	(2,495.6)	(5,537.5)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	1,241.3	2,894.5
Change in Loans	2,576.3	253.7
Purchases of Buildings and Equipment	(12.4)	(14.3)
Purchases and Development of Computer Software	(171.1)	(113.5)
Change in Client Security Settlement Receivables	(304.0)	90.7
Proceeds from the sale of Visa Shares	3.9	—
Other Investing Activities, net	63.9	653.6
Net Cash (Used in) Investing Activities	(10,285.4)	(4,793.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	7,171.9	7,982.9
Change in Federal Funds Purchased	218.1	(445.0)
Change in Securities Sold under Agreements to Repurchase	(126.4)	(273.3)
Change in Short-Term Other Borrowings	8.2	(30.5)
Treasury Stock Purchased	(287.2)	(132.0)
Net Proceeds from Stock Options	4.5	4.1
Cash Dividends Paid on Common Stock	(146.1)	(153.6)
Cash Dividends Paid on Preferred Stock	(16.2)	(16.2)
Other Financing Activities, net	(2.5)	(0.4)
Net Cash Provided by Financing Activities	6,824.3	6,936.0
Effect of Foreign Currency Exchange Rates on Cash	402.8	(172.8)
Change in Cash and Due from Banks	(308.5)	517.2
Cash and Due from Banks at Beginning of Period	4,677.2	4,791.5
Cash and Due from Banks at End of Period	$4,368.7	$5,308.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$1,524.4	$1,857.0
Income Taxes Paid	52.3	39.3
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended March 31, 2025 and 2024, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2024.
Note 2 – Recent Accounting Pronouncements
On January 1, 2025, Northern Trust adopted Accounting Standards Update (ASU) No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (ASU 2023-08). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period, and present crypto assets separately from other intangible assets on the face of the balance sheet and changes in fair value of crypto assets separately from changes in the carrying amount of other intangible assets on the statement of income. ASU 2023-08 also requires enhanced disclosures about in-scope crypto assets and respective activities. As Northern Trust does not hold crypto assets, upon adoption of ASU 2023-08, there was no impact on the consolidated balance sheets or consolidated statements of income.
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the three months ended March 31, 2025 or the year ended December 31, 2024.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2025, Northern Trust’s AFS debt securities portfolio included 945 Level 2 debt securities with an aggregate market value of $22.5 billion, all valued by external pricing vendors. As of December 31, 2024, Northern Trust’s AFS debt securities portfolio included 940 Level 2 debt securities with an aggregate market value of $21.6 billion, all valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of March 31, 2025 and December 31, 2024, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 30: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	MARCH 31, 2025
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$29.5 million	Discounted Cash Flow	Conversion Rate	1.53		x	1.53	x
			Visa Class A Appreciation	8.06%			8.06%
			Expected Duration	7	-	29.5 months	20.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.2 million	Discounted Cash Flow	Conversion Rate	1.54		x	1.54	x
			Visa Class A Appreciation	8.66%			8.66%
			Expected Duration	10	-	32.5 months	23.5 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by fair value hierarchy level.
TABLE 31: RECURRING BASIS HIERARCHY LEVELING

	MARCH 31, 2025
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$8,010.9	$—	$—	$—	$8,010.9
Obligations of States and Political Subdivisions	—	303.4	—	—	303.4
Government Sponsored Agency	—	14,288.9	—	—	14,288.9
Non-U.S. Government	—	300.4	—	—	300.4
Corporate Debt	—	121.6	—	—	121.6
Covered Bonds	—	232.5	—	—	232.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,840.4	—	—	4,840.4
Other Asset-Backed	—	1,830.5	—	—	1,830.5
Commercial Mortgage-Backed	—	535.7	—	—	535.7
Total Available for Sale Debt Securities	8,010.9	22,453.4	—	—	30,464.3
Other Assets
Equity Securities(1)	85.0	25.3	—	—	110.3
Derivative Assets
Foreign Exchange Contracts	—	2,574.9	—	(1,343.7)	1,231.2
Interest Rate Contracts	—	360.4	—	(126.7)	233.7
Total Derivative Assets	—	2,935.3	—	(1,470.4)	1,464.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,749.9	—	(1,423.0)	1,326.9
Interest Rate Contracts	—	404.1	—	(4.1)	400.0
Other Financial Derivatives(2)	—	—	29.5	—	29.5
Total Derivative Liabilities	$—	$3,154.0	$29.5	$(1,427.1)	$1,756.4
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2025, derivative assets and liabilities shown above also include reductions of $335.4 million and $292.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment and Visa Class C common shares with a fair value of $85.0 million and $25.3 million, respectively, as of March 31, 2025.
(2) Consists of swaps related to the sale of certain Visa Class B common shares.

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$7,367.5	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	—	297.6	—	—	297.6
Government Sponsored Agency	—	13,288.9	—	—	13,288.9
Non-U.S. Government	—	296.8	—	—	296.8
Corporate Debt	—	163.8	—	—	163.8
Covered Bonds	—	230.9	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,583.1	—	—	4,583.1
Other Asset-Backed	—	2,182.7	—	—	2,182.7
Commercial Mortgage-Backed	—	590.2	—	—	590.2
Total Available for Sale Debt Securities	7,367.5	21,634.0	—	—	29,001.5
Other Assets
Equity Securities(1)	85.0	26.3	—	—	111.3
Derivative Assets
Foreign Exchange Contracts	—	4,997.3	—	(1,745.2)	3,252.1
Interest Rate Contracts	—	361.2	—	(165.2)	196.0
Total Derivative Assets	—	5,358.5	—	(1,910.4)	3,448.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,709.8	—	(4,197.3)	512.5
Interest Rate Contracts	—	421.4	—	(2.3)	419.1
Other Financial Derivatives(2)	—	—	27.2	—	27.2
Total Derivative Liabilities	$—	$5,131.2	$27.2	$(4,199.6)	$958.8
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
(2) Consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2025 and 2024.
TABLE 32: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED MARCH 31,	2025	2024
Fair Value at January 1	$27.2	$25.4
Total (Gains) Losses:
Included in Earnings(1)	5.6	1.2
Purchases, Issues, Sales, and Settlements
Settlements	(3.3)	(5.5)
Fair Value at March 31	$29.5	$21.1
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
There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2025. Assets measured at fair value on a nonrecurring basis during the year ended December 31, 2024, which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral.

Notes to Consolidated Financial Statements (unaudited) (continued)
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2024 the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% with a weighted average based on fair values of 20.0%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals. There was no outstanding OREO as of March 31, 2025 and December 31, 2024.
There were no Level 3 assets adjusted to fair value on a nonrecurring basis during the three months ended March 31, 2025. The following table presents the fair values of Northern Trust’s Level 3 assets that were adjusted to fair value on a nonrecurring basis during the year ended December 31, 2024, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of March 31, 2025 and December 31, 2024. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 34: FAIR VALUE OF FINANCIAL INSTRUMENTS

	MARCH 31, 2025
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,368.7	$4,368.7	$4,368.7	$—	$—
Federal Reserve and Other Central Bank Deposits	52,794.9	52,794.9	—	52,794.9	—
Interest-Bearing Deposits with Banks	1,645.3	1,645.3	—	1,645.3	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	124.4	124.4	—	124.4	—
Debt Securities - Held to Maturity	20,874.3	19,486.9	—	19,486.9	—
Loans
Held for Investment	40,666.1	40,361.9	—	—	40,361.9
Other Assets	1,502.4	1,497.4	97.6	1,399.8	—
FINANCIAL LIABILITIES
Deposits	131,025.6	131,079.2	—	131,079.2	—
Federal Funds Purchased	2,377.6	2,377.6	—	2,377.6	—
Securities Sold Under Agreements to Repurchase	335.7	335.7	—	335.7	—
Other Borrowings	6,534.5	6,559.0	—	6,559.0	—
Senior Notes	2,809.3	2,841.2	—	2,841.2	—
Long-Term Debt	4,085.6	4,190.1	—	4,190.1	—
Unfunded Commitments	210.8	210.8	—	210.8	—
Other Liabilities	52.8	52.8	—	—	52.8

	DECEMBER 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,677.2	$4,677.2	$4,677.2	$—	$—
Federal Reserve and Other Central Bank Deposits	38,775.4	38,775.4		38,775.4	—
Interest-Bearing Deposits with Banks	1,944.7	1,944.7		1,944.7	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	451.0	451.0		451.0	—
Debt Securities - Held to Maturity	22,296.7	20,654.5		20,654.5	—
Loans
Held for Investment	43,222.5	42,803.2		—	42,803.2
Other Assets	1,506.4	1,499.2	83.3	1,415.9	—
FINANCIAL LIABILITIES
Deposits	122,482.7	122,536.5	—	122,536.5	—
Federal Funds Purchased	2,159.5	2,159.5	—	2,159.5	—
Securities Sold Under Agreements to Repurchase	462.0	462.0	—	462.0	—
Other Borrowings	6,521.0	6,545.3	—	6,545.3	—
Senior Notes	2,769.7	2,800.3	—	2,800.3	—
Long-Term Debt	4,081.3	4,164.4	—	4,164.4	—
Unfunded Commitments	227.1	227.1	—	227.1	—
Other Liabilities	50.6	50.6	—	—	50.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of available for sale debt securities and held to maturity debt securities by security type as of March 31, 2025 and December 31, 2024.
TABLE 35: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE DEBT SECURITIES

	MARCH 31, 2025
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$8,009.8	$12.0	$10.9	$8,010.9
Obligations of States and Political Subdivisions	317.3	—	13.9	303.4
Government Sponsored Agency	14,382.7	16.2	110.0	14,288.9
Non-U.S. Government	310.1	0.5	10.2	300.4
Corporate Debt	123.6	—	2.0	121.6
Covered Bonds	234.8	0.5	2.8	232.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,857.5	17.6	34.7	4,840.4
Other Asset-Backed	1,836.3	3.8	9.6	1,830.5
Commercial Mortgage-Backed	548.5	—	12.8	535.7
Total Available for Sale Debt Securities	$30,620.6	$50.6	$206.9	$30,464.3
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,542.7	$—	$51.1	$2,491.6
Government Sponsored Agency	8,485.6	1.0	910.6	7,576.0
Non-U.S. Government	2,692.3	0.2	49.2	2,643.3
Corporate Debt	348.2	—	8.9	339.3
Covered Bonds	1,433.1	0.1	56.7	1,376.5
Certificates of Deposit	463.6	—	0.2	463.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,139.5	2.4	137.3	4,004.6
Other Asset-Backed	106.0	—	—	106.0
Commercial Mortgage-Backed	37.6	—	1.2	36.4
Other	625.7	—	175.9	449.8
Total Held to Maturity Debt Securities	$20,874.3	$3.7	$1,391.1	$19,486.9
Total Debt Securities	$51,494.9	$54.3	$1,598.0	$49,951.2

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$7,388.9	$1.5	$22.9	$7,367.5
Obligations of States and Political Subdivisions	311.2	—	13.6	297.6
Government Sponsored Agency	13,410.5	10.9	132.5	13,288.9
Non-U.S. Government	308.9	0.2	12.3	296.8
Corporate Debt	166.6	0.1	2.9	163.8
Covered Bonds	234.0	0.5	3.6	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,617.0	8.3	42.2	4,583.1
Other Asset-Backed	2,188.6	7.0	12.9	2,182.7
Commercial Mortgage-Backed	603.4	0.3	13.5	590.2
Total Available for Sale Debt Securities	$29,229.1	$28.8	$256.4	$29,001.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,548.2	$—	$89.3	$2,458.9
Government Sponsored Agency	8,635.0	0.9	1,081.3	7,554.6
Non-U.S. Government	3,735.8	0.2	56.3	3,679.7
Corporate Debt	351.6	—	11.0	340.6
Covered Bonds	1,776.8	0.1	62.2	1,714.7
Certificates of Deposit	336.0	—	0.3	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.4	171.3	3,977.0
Other Asset-Backed	107.1	0.3	0.1	107.3
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	621.7	—	172.5	449.2
Total Held to Maturity Debt Securities	$22,296.7	$2.9	$1,645.1	$20,654.5
Total Debt Securities	$51,525.8	$31.7	$1,901.5	$49,656.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 36: REMAINING MATURITY OF AVAILABLE FOR SALE DEBT SECURITIES

MARCH 31, 2025	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$396.3	$395.0	$6,165.9	$6,167.9	$1,447.6	$1,448.0	$—	$—	$8,009.8	$8,010.9
Obligations of States and Political Subdivisions	—	—	246.7	236.1	70.6	67.3	—	—	317.3	303.4
Government Sponsored Agency	3,296.8	3,280.0	7,886.8	7,849.8	2,327.4	2,305.8	871.7	853.3	14,382.7	14,288.9
Non-U.S. Government	55.0	55.1	255.1	245.3	—	—	—	—	310.1	300.4
Corporate Debt	83.1	82.0	40.5	39.6	—	—	—	—	123.6	121.6
Covered Bonds	—	—	234.8	232.5	—	—	—	—	234.8	232.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	464.9	462.4	4,095.6	4,090.3	297.0	287.7	—	—	4,857.5	4,840.4
Other Asset-Backed	184.3	179.5	1,114.4	1,112.8	444.5	445.0	93.1	93.2	1,836.3	1,830.5
Commercial Mortgage-Backed	30.4	30.2	484.4	477.8	33.7	27.7	—	—	548.5	535.7
Total Available for Sale Debt Securities	$4,510.8	$4,484.2	$20,524.2	$20,452.1	$4,620.8	$4,581.5	$964.8	$946.5	$30,620.6	$30,464.3
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$130.9	$130.4	$1,430.2	$1,413.3	$854.6	$826.7	$127.0	$121.2	$2,542.7	$2,491.6
Government Sponsored Agency	905.5	824.1	3,392.8	3,059.4	2,633.6	2,353.7	1,553.7	1,338.8	8,485.6	7,576.0
Non-U.S. Government	1,836.2	1,831.2	856.1	812.1	—	—	—	—	2,692.3	2,643.3
Corporate Debt	207.0	205.6	141.2	133.7	—	—	—	—	348.2	339.3
Covered Bonds	182.3	182.0	1,166.9	1,111.4	83.9	83.1	—	—	1,433.1	1,376.5
Certificates of Deposit	463.6	463.4	—	—	—	—	—	—	463.6	463.4
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,121.5	2,083.4	2,012.5	1,916.6	5.5	4.6	—	—	4,139.5	4,004.6
Other Asset-Backed	—	—	82.7	82.7	23.3	23.3	—	—	106.0	106.0
Commercial Mortgage-Backed	—	—	37.6	36.4	—	—	—	—	37.6	36.4
Other	56.9	56.0	334.8	303.4	46.4	34.6	187.6	55.8	625.7	449.8
Total Held to Maturity Debt Securities	$5,903.9	$5,776.1	$9,454.8	$8,869.0	$3,647.3	$3,326.0	$1,868.3	$1,515.8	$20,874.3	$19,486.9
Total Debt Securities	$10,414.7	$10,260.3	$29,979.0	$29,321.1	$8,268.1	$7,907.5	$2,833.1	$2,462.3	$51,494.9	$49,951.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)
There was a negative provision for credit losses for AFS securities of $0.2 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. There was no allowance for credit losses for AFS securities as of March 31, 2025 and a $0.2 million allowance for credit losses for AFS securities as of December 31, 2024, which was related to corporate debt securities. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2025 and December 31, 2024.
TABLE 37: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

MARCH 31, 2025	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$1,105.8	$1.5	$582.4	$9.4	$1,688.2	$10.9
Obligations of States and Political Subdivisions	—	—	303.4	13.9	303.4	13.9
Government Sponsored Agency	3,350.3	9.7	6,193.3	100.3	9,543.6	110.0
Non-U.S. Government	—	—	184.1	10.2	184.1	10.2
Corporate Debt	—	—	90.9	2.0	90.9	2.0
Covered Bonds	—	—	120.8	2.8	120.8	2.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	443.4	0.9	673.0	33.8	1,116.4	34.7
Other Asset-Backed	319.4	0.5	323.8	9.1	643.2	9.6
Commercial Mortgage-Backed	200.1	0.5	327.2	12.3	527.3	12.8
Total	$5,419.0	$13.1	$8,798.9	$193.8	$14,217.9	$206.9
Note: There were no AFS securities with an allowance for credit losses reported as of March 31, 2025. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.

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
Note: One corporate debt AFS security with a fair value of $38.9 million and unrealized losses of $1.3 million has been excluded from the table above as it has a $0.2 million allowance for credit losses reported as of December 31, 2024. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.
As of March 31, 2025, 730 AFS debt securities with a combined fair value of $14.2 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $206.9 million. As of December 31, 2024, 767 AFS debt securities with a combined fair value of $17.8 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $255.1 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amortized cost of HTM debt securities by credit ratings using ratings from Moody’s S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 38: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	MARCH 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,026.4	$1,516.3	$—	$—	$—	$2,542.7
Government Sponsored Agency	8,485.6	—	—	—	—	8,485.6
Non-U.S. Government	329.6	687.3	1,393.9	281.5	—	2,692.3
Corporate Debt	—	192.5	155.7	—	—	348.2
Covered Bonds	1,433.1	—	—	—	—	1,433.1
Certificates of Deposit	418.2	—	—	—	45.4	463.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,127.5	981.3	29.6	1.1	—	4,139.5
Other Asset-Backed	106.0	—	—	—	—	106.0
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	52.0	—	—	—	573.7	625.7
Total Held to Maturity	$14,978.4	$3,415.0	$1,579.2	$282.6	$619.1	$20,874.3
Percent of Total Held to Maturity	72%	16%	8%	1%	3%	100%

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	$8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	$3,735.8
Corporate Debt	—	191.5	160.1	—	—	$351.6
Covered Bonds	1,776.8	—	—	—	—	$1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	$336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	$4,146.9
Other Asset-Backed	107.1	—	—	—	—	$107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	$37.6
Other	50.7	—	—	—	571.0	$621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% of the HTM portfolio at both March 31, 2025 and December 31, 2024, comprised of securities rated A or higher.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for the three months ended March 31, 2025. Proceeds of $2.0 billion from the sale of debt securities for the three months ended March 31, 2024 resulted in an investment security loss of $189.4 million as shown in the following tables.
TABLE 39: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Gross Realized Debt Securities Gains	$—	$—
Gross Realized Debt Securities Losses	—	(189.4)
Investment Security Gains (Losses), net	$—	$(189.4)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 40: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
U.S. Government	$—	$(34.8)
Obligations of States and Political Subdivisions	—	—
Government Sponsored Agency	—	(23.0)
Corporate Debt	—	—
Covered Bonds	—	(4.2)
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	(48.2)
Other Asset-Backed	—	(56.6)
Commercial Mortgage-Backed	—	(22.6)
Investment Security Gains (Losses), net	$—	$(189.4)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 41: LOANS

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Commercial
Commercial and Institutional(1)	$10,540.6	$10,537.1
Commercial Real Estate	5,319.1	5,314.2
Non-U.S.(1)	2,180.2	2,113.9
Other	1,442.6	2,313.6
Total Commercial	19,482.5	20,278.8
Personal
Private Client	14,319.2	15,848.8
Residential Real Estate	6,113.0	6,109.9
Non-U.S.	525.3	674.7
Other	393.3	478.4
Total Personal	21,350.8	23,111.8
Total Loans	$40,833.3	$43,390.6
(1) Commercial and institutional and commercial-non-U.S. combined include $3.9 billion and $4.1 billion of private equity capital call finance loans at March 31, 2025 and December 31, 2024, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. In general, Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2025 and December 31, 2024, equity credit lines totaled $260.6 million and $250.3 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 97% of the total equity credit lines, respectively.
Included within the other commercial, non-U.S.commercial, and other personal classes are short duration advances, primarily related to the processing of custodied client investments, totaling $2.9 billion and $3.8 billion at March 31, 2025 and December 31, 2024, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in other personal, totaled $21.5 million and $47.6 million as of March 31, 2025 and December 31, 2024, respectively. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale as of March 31, 2025 and December 31, 2024. There were no loans sold for the three months ended March 31, 2025 and March 31, 2024.
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust uses a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.

Notes to Consolidated Financial Statements (unaudited) (continued)
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and their probability of default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower ratings models, by loan class.
•Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;
•Commercial Real Estate: debt service coverage, loan-to-value ratio, leasing status and guarantor support;
•Other Commercial: leverage, profit margin, liquidity, asset size and capital levels;
•Non-U.S.: leverage, profit margin, liquidity, return on assets and capital levels;
•Residential Real Estate: payment history, credit bureau scores and loan-to-value ratio;
•Private Client: cash-flow-to-debt and net worth ratios, leverage and liquidity; and
•Other Personal: cash-flow-to-debt and net worth ratios.
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
Loan segment and class balances as of March 31, 2025 and December 31, 2024 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list, defaulted, and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

March 31, 2025	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2025	2024	2023	2022	2021	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$49.7	$452.8	$216.9	$350.8	$411.4	$365.6	$4,716.5	$26.2	$6,589.9
4 to 5 Category	55.8	791.4	469.0	353.1	331.6	167.4	1,333.4	53.6	3,555.3
6 to 9 Category	10.0	46.9	90.6	59.8	62.3	8.3	107.6	9.9	395.4
Total Commercial and Institutional	115.5	1,291.1	776.5	763.7	805.3	541.3	6,157.5	89.7	10,540.6
C&I Gross Charge-offs	—	—	—	—	—	(0.2)	—	—	(0.2)
Commercial Real Estate
Risk Rating:
1 to 3 Category	41.8	119.3	204.2	211.1	76.9	61.9	24.0	14.0	753.2
4 to 5 Category	76.8	726.1	1,581.2	972.6	529.4	285.9	205.3	5.2	4,382.5
6 to 9 Category	—	1.5	—	171.3	6.0	4.6	—	—	183.4
Total Commercial Real Estate	118.6	846.9	1,785.4	1,355.0	612.3	352.4	229.3	19.2	5,319.1
Commercial Real Estate Gross Charge-offs	—	—	—	(0.1)	—	—	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	687.8	78.8	—	—	—	110.9	617.4	—	1,494.9
4 to 5 Category	405.8	73.9	73.9	0.8	—	52.8	64.2	—	671.4
6 to 9 Category	0.5	—	—	13.4	—	—	—	—	13.9
Total Non-U.S.	1,094.1	152.7	73.9	14.2	—	163.7	681.6	—	2,180.2
Other
Risk Rating:
1 to 3 Category	793.3	—	—	—	—	—	—	—	793.3
4 to 5 Category	649.3	—	—	—	—	—	—	—	649.3
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	1,442.6	—	—	—	—	—	—	—	1,442.6
Total Commercial	2,770.8	2,290.7	2,635.8	2,132.9	1,417.6	1,057.4	7,068.4	108.9	19,482.5
Commercial Gross Charge-offs	—	—	—	(0.1)	—	(0.2)	—	—	(0.3)
Personal
Private Client
Risk Rating:
1 to 3 Category	6.7	249.1	91.7	114.5	46.6	33.8	5,597.6	93.8	6,233.8
4 to 5 Category	37.9	553.7	541.3	305.2	179.2	292.2	5,599.1	529.0	8,037.6
6 to 9 Category	—	0.2	15.8	—	—	—	31.8	—	47.8
Total Private Client	44.6	803.0	648.8	419.7	225.8	326.0	11,228.5	622.8	14,319.2
Private Client Gross Charge-offs	—	—	—	—	—	—	—	—	—
Residential Real Estate
Risk Rating:
1 to 3 Category	101.7	179.1	147.6	372.6	364.1	1,064.7	174.6	—	2,404.4
4 to 5 Category	29.7	240.1	268.4	672.6	702.7	1,504.3	217.5	2.1	3,637.4
6 to 9 Category	—	—	—	6.7	3.9	33.3	27.3	—	71.2
Total Residential Real Estate	131.4	419.2	416.0	1,051.9	1,070.7	2,602.3	419.4	2.1	6,113.0
Non-U.S.
Risk Rating:
1 to 3 Category	—	3.2	0.9	—	—	15.9	131.6	—	151.6
4 to 5 Category	—	19.1	15.9	15.0	39.1	8.7	249.4	7.1	354.3
6 to 9 Category	—	7.8	—	—	—	11.6	—	—	19.4
Total Non-U.S.	—	30.1	16.8	15.0	39.1	36.2	381.0	7.1	525.3
Other
Risk Rating:
1 to 3 Category	294.9	—	—	—	—	—	—	—	294.9
4 to 5 Category	98.2	—	—	—	—	—	—	—	98.2
6 to 9 Category	0.2	—	—	—	—	—	—	—	0.2
Total Other	393.3	—	—	—	—	—	—	—	393.3
Total Personal	569.3	1,252.3	1,081.6	1,486.6	1,335.6	2,964.5	12,028.9	632.0	21,350.8
Personal Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Loans	$3,340.1	$3,543.0	$3,717.4	$3,619.5	$2,753.2	$4,021.9	$19,097.3	$740.9	$40,833.3
Total Loans Gross Charge-offs	$—	$—	$—	$(0.1)	$—	$(0.2)	$—	$—	$(0.3)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$462.1	$238.2	$367.9	$466.2	$82.2	$277.2	$4,364.8	$26.5	$6,285.1
4 to 5 Category	708.3	506.4	392.5	428.3	82.3	144.2	1,585.1	59.7	3,906.8
6 to 9 Category	34.8	89.3	65.8	70.2	2.3	2.3	73.6	6.9	345.2
Total Commercial and Institutional	1,205.2	833.9	826.2	964.7	166.8	423.7	6,023.5	93.1	10,537.1
C&I Gross Charge-offs	—	(7.3)	(5.4)	—	—	—	—	—	(12.7)
Commercial Real Estate
Risk Rating:
1 to 3 Category	123.2	256.3	224.4	203.7	13.8	43.7	52.6	—	917.7
4 to 5 Category	610.1	1,574.2	1,070.4	424.8	173.2	174.4	198.0	5.2	4,230.3
6 to 9 Category	14.0	15.8	125.7	6.0	4.3	0.4	—	—	166.2
Total Commercial Real Estate	747.3	1,846.3	1,420.5	634.5	191.3	218.5	250.6	5.2	5,314.2
CRE Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	707.1	—	—	—	70.6	28.8	614.9	—	1,421.4
4 to 5 Category	480.5	83.9	0.8	25.0	—	27.9	59.9	—	678.0
6 to 9 Category	0.9	—	13.6	—	—	—	—	—	14.5
Total Non-U.S.	1,188.5	83.9	14.4	25.0	70.6	56.7	674.8	—	2,113.9
Other
Risk Rating:
1 to 3 Category	1,142.4	—	—	—	—	—	—	—	1,142.4
4 to 5 Category	1,171.2	—	—	—	—	—	—	—	1,171.2
Total Other	2,313.6	—	—	—	—	—	—	—	2,313.6
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	5,454.6	2,764.1	2,261.1	1,624.2	428.7	698.9	6,948.9	98.3	20,278.8
Commercial Gross Charge-offs	—	(7.3)	(7.8)	—	—	—	—	—	(15.1)
Personal
Private Client
Risk Rating:
1 to 3 Category	251.3	33.9	84.4	37.9	7.9	44.6	6,993.2	93.3	7,546.5
4 to 5 Category	249.0	660.2	384.0	390.5	123.5	181.3	5,734.8	535.3	8,258.6
6 to 9 Category	—	16.1	—	—	—	—	27.6	—	43.7
Total Private Client	500.3	710.2	468.4	428.4	131.4	225.9	12,755.6	628.6	15,848.8
Residential Real Estate
Risk Rating:
1 to 3 Category	197.5	150.5	436.7	375.2	325.7	743.6	114.3	—	2,343.5
4 to 5 Category	212.7	263.6	647.2	706.0	652.1	938.1	270.2	2.1	3,692.0
6 to 9 Category	1.7	—	6.8	3.9	2.3	32.5	27.2	—	74.4
Total Residential Real Estate	411.9	414.1	1,090.7	1,085.1	980.1	1,714.2	411.7	2.1	6,109.9
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.3	1.0	—	—	—	6.0	369.6	—	379.9
4 to 5 Category	19.5	16.0	15.2	39.1	—	19.6	170.3	7.2	286.9
6 to 9 Category	7.8	—	—	—	—	0.1	—	—	7.9
Total Non-U.S.	30.6	17.0	15.2	39.1	—	25.7	539.9	7.2	674.7
Other
Risk Rating:
1 to 3 Category	168.5	—	—	—	—	—	—	—	168.5
4 to 5 Category	309.9	—	—	—	—	—	—	—	309.9
Total Other	478.4	—	—	—	—	—	—	—	478.4
Other Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Total Personal	1,421.2	1,141.3	1,574.3	1,552.6	1,111.5	1,965.8	13,707.2	637.9	23,111.8
Personal Gross Charge-Offs	$—	$—	$—	$—	$—	$(0.4)	$—	$—	$(0.4)
Total Loans	6,875.8	3,905.4	3,835.4	3,176.8	1,540.2	2,664.7	20,656.1	736.2	43,390.6
Total Loans Gross Charge-Offs	$—	$(7.3)	$(7.8)	$—	$—	$(0.4)	$—	$—	$(15.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of March 31, 2025 and December 31, 2024.
TABLE 43: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
March 31, 2025
Commercial
Commercial and Institutional	$10,468.5	$20.3	$17.5	$0.4	$10,506.7	$33.9	$10,540.6	$15.1
Commercial Real Estate	5,290.6	4.5	14.3	4.1	5,313.5	5.6	5,319.1	5.6
Non-U.S.	2,179.7	—	—	—	2,179.7	0.5	2,180.2	—
Other	1,442.6	—	—	—	1,442.6	—	1,442.6	—
Total Commercial	19,381.4	24.8	31.8	4.5	19,442.5	40.0	19,482.5	20.7
Personal
Private Client	13,876.6	347.8	12.1	80.7	14,317.2	2.0	14,319.2	—
Residential Real Estate	6,058.8	19.9	2.9	0.3	6,081.9	31.1	6,113.0	26.2
Non-U.S.	459.5	0.8	65.0	—	525.3	—	525.3	—
Other	393.3	—	—	—	393.3	—	393.3	—
Total Personal	20,788.2	368.5	80.0	81.0	21,317.7	33.1	21,350.8	26.2
Total Loans	$40,169.6	$393.3	$111.8	$85.5	$40,760.2	$73.1	$40,833.3	$46.9
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$73.1

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2024
Commercial
Commercial and Institutional	$10,486.9	$12.8	$0.7	$6.9	$10,507.3	$29.8	$10,537.1	$10.5
Commercial Real Estate	5,304.9	3.3	—	0.4	5,308.6	5.6	5,314.2	5.6
Non-U.S.	2,113.0	—	0.4	—	2,113.4	0.5	2,113.9	—
Other	2,313.6	—	—	—	2,313.6	—	2,313.6	—
Total Commercial	20,218.4	16.1	1.1	7.3	20,242.9	35.9	20,278.8	16.1
Personal
Private Client	15,677.6	87.7	15.2	66.0	15,846.5	2.3	15,848.8	0.7
Residential Real Estate	6,063.4	17.2	2.5	9.0	6,092.1	17.8	6,109.9	17.8
Non-U.S	673.1	1.6	—	—	674.7	—	674.7	—
Other	478.4	—	—	—	478.4	—	478.4	—
Total Personal	22,892.5	106.5	17.7	75.0	23,091.7	20.1	23,111.8	18.5
Total Loans	$43,110.9	$122.6	$18.8	$82.3	$43,334.6	$56.0	$43,390.6	$34.6
	Other Real Estate Owned					$—
	Total Nonaccrual Assets					$56.0
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $0.6 million and $0.7 million for the three months ended March 31, 2025, and 2024 respectively.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of March 31, 2025 and December 31, 2024, Northern Trust did not hold any foreclosed real estate properties as a result of obtaining physical possession. Northern Trust had loans with a carrying value of $3.5 million for which formal foreclosure proceedings were in process as of March 31, 2025 and December 31, 2024.

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
Loan modifications to borrowers experiencing financial difficulty involve deferral of principal and interest and totaled $13.8 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of March 31, 2025, there were no loans that were past due and modified in the previous 12 months. As of March 31, 2024, loans that were modified in the previous 12 months and 30-89 days past due totaled $0.5 million and 90 days or greater past due totaled $7.8 million. For the three months ended March 31, 2025, Northern Trust had no charge-offs related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. For the three months ended March 31, 2024, Northern Trust charged-off $8.2 million related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of March 31, 2025 and December 31, 2024.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, GDP, unemployment rate, consumer spending, and real estate price indices, as well as financial market factors such as equity prices, volatility and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter continues to reflect an outlook of slow but steady growth, with inflation settling at an above target rate and uncertainty due to new policies weighing on growth. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
Qualitative adjustments as of March 31, 2025, and December 31, 2024, relate primarily to the potential impact of climate-related risks on underlying property values within the CRE and RRE portfolios, a higher likelihood of a recession within the office-related CRE portfolio due to continued concerns around office occupancy rates, and the potential for higher-than-expected losses on large individual exposures. An adjustment related to an expected higher impact of macroeconomic uncertainty on Northern Trust's C&I portfolio, was introduced as of March 31, 2025. Relative to the quantitative reserve, the qualitative component decreased as of March 31, 2025, compared to December 31, 2024, primarily due to lower adjustments related to the CRE portfolio given an overall more uncertain macroeconomic environment, partially offset by the newly introduced C&I stress related adjustment.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The Provision for Credit Losses on the consolidated statements of income represents the change in the Allowance for Credit Losses, after consideration of the charge-offs and recoveries, on the consolidated balance sheets and is the charge to current period earnings. It represents the amount needed to maintain the Allowance for Credit Losses on the consolidated balance sheets at an appropriate level to absorb lifetime expected credit losses related to financial assets in scope. Actual losses may vary from current estimates and the amount of the Provision for Credit Losses may be either greater or less than actual net charge-offs.
The following table provides information regarding changes in the total Allowance for Credit Losses during the three months ended March 31, 2025 and 2024.
TABLE 44: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED MARCH 31, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$168.0	$30.4	$6.5	$1.0	$205.9
Charge-Offs	(0.3)	—	—	—	(0.3)
Recoveries	0.5	—	—	—	0.5
Net Recoveries (Charge-Offs)	0.2	—	—	—	0.2
Provision for Credit Losses(1)	(1.1)	2.4	0.2	(0.3)	1.2
Balance at End of Period	$167.1	$32.8	$6.7	$0.7	$207.3
(1) The table excludes a negative provision for credit losses of $0.2 million for the three months ended March 31, 2025 for AFS debt securities. See further detail in Note 4—Securities.

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

There was a Provision for Credit Losses of $1.2 million in the current quarter, as compared to a negative provision of $7.8 million in the prior-year quarter. The provision resulted from an increase in the collective reserve, primarily driven by increased projected macroeconomic uncertainty, partially offset by sector and portfolio-specific improvements within the CRE portfolio. There were net recoveries of $0.2 million during the three months ended March 31, 2025, while there were net charge-offs of $10.4 million for the three months ended March 31, 2024.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total Allowance for Credit Losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three months ended March 31, 2025 and 2024.
TABLE 45: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED MARCH 31, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4
Charge-Offs	(0.3)	—	(0.3)	—	—	—
Recoveries	0.1	0.4	0.5	—	—	—
Net Recoveries (Charge-Offs)	(0.2)	0.4	0.2	—	—	—
Provision for Credit Losses	(4.7)	3.6	(1.1)	2.4	—	2.4
Balance at End of Period	$133.6	$33.5	$167.1	$30.7	$2.1	$32.8

	THREE MONTHS ENDED MARCH 31, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.1)	(11.1)	—	—	—
Recoveries	—	0.7	0.7	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	0.6	(10.4)	—	—	—
Provision for Credit Losses	(4.1)	(1.8)	(5.9)	(2.4)	0.7	(1.7)
Balance at End of Period	$131.7	$30.7	$162.4	$22.5	$2.7	$25.2

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and the Allowance for Credit Losses for loans and undrawn loan commitments and standby letters of credit by segment as of March 31, 2025 and December 31, 2024.
TABLE 46: RECORDED INVESTMENTS IN LOANS

	MARCH 31, 2025			DECEMBER 31, 2024
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$40.4	$38.9	$79.3	$35.9	$30.0	$65.9
Evaluated on a Collective Basis	19,442.1	21,311.9	40,754.0	20,242.9	23,081.8	43,324.7
Total Loans	19,482.5	21,350.8	40,833.3	20,278.8	23,111.8	43,390.6
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	0.7	2.3	3.0	1.2	2.0	3.2
Evaluated on a Collective Basis	132.9	31.2	164.1	137.3	27.5	164.8
Allowance Assigned to Loans	133.6	33.5	167.1	138.5	29.5	168.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	30.7	2.1	32.8	28.3	2.1	30.4
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$164.3	$35.6	$199.9	$166.8	$31.6	$198.4
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for HTM debt securities during the three months ended March 31, 2025 and 2024.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED MARCH 31, 2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.0	$1.1	$0.9	$—	$2.2	$6.5
Provision for Credit Losses	—	0.1	—	—	—	0.1	0.2
Balance at End of Period	$0.3	$2.1	$1.1	$0.9	$—	$2.3	$6.7
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

Notes to Consolidated Financial Statements (unaudited) (continued)
HTM debt securities classified as “other” relate to investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. The allowance for CRA investments is assessed using a qualitative estimation approach primarily based on internal historical performance experience and default history of the underlying CRA loans to determine the quantitative allowance.
The allowance estimation methodology for all other HTM debt securities is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which the probability of default and the loss given default are applied to the total exposure at default to determine the quantitative component of the allowance.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $0.7 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 48: ACCRUED INTEREST

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Loans	$195.3	$211.7
Debt Securities
Held to Maturity	56.5	58.9
Available for Sale	181.2	173.9
Other Financial Assets	67.8	53.1
Total	$500.8	$497.6
The amount of accrued interest reversed through interest income for loans was immaterial for the three months ended March 31, 2025 and 2024, and there was no accrued interest reversed through interest income related to any other financial assets for the three months ended March 31, 2025 and 2024.
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 49: TYPE OF PLEDGED ASSETS

(In Billions)	MARCH 31, 2025	DECEMBER 31, 2024
Debt Securities(1)	$34.0	$29.3
Loans(2)	9.5	9.5
Total Pledged Assets	$43.5	$38.8
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of March 31, 2025 and December 31, 2024, respectively, $1.0 billion and $1.2 billion of collateral pledged, related to loans and/or securities, is eligible to be repledged or sold by the secured party.

Notes to Consolidated Financial Statements (unaudited) (continued)
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 50: ACCEPTED COLLATERAL

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$65,109.3	$65,311.1
Derivative contracts	20.6	23.6
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$65,129.9	$65,334.7
(1) The fair value of securities collateral that was repledged or sold totaled $65.0 billion and $64.8 billion at March 31, 2025 and December 31, 2024, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of March 31, 2025 and December 31, 2024, these balances totaled $1.5 billion and $1.1 billion, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At March 31, 2025 and December 31, 2024, Northern Trust held cash of $503.4 million and $491.2 million, respectively, to meet non-U.S. reserve requirements. As a result of the economic environment arising from the COVID-19 pandemic, the Federal Reserve reduced the U.S. reserve requirement to zero percent on March 26, 2020. There were no average deposits required to meet Federal Reserve Bank reserve requirements for the three months ended March 31, 2025 and 2024, respectively.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the three months ended March 31, 2025, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 51: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2024	$614.6	$80.3	$694.9
Foreign Exchange Rates	5.6	—	5.6
Balance at March 31, 2025	$620.2	$80.3	$700.5
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2025 and December 31, 2024 were as follows.
TABLE 52: OTHER INTANGIBLE ASSSETS SUBJECT TO AMORTIZATION

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$125.5	$127.0
Less: Accumulated Amortization	67.3	68.9
Net Book Value	$58.2	$58.1
TABLE 53: CHANGES IN OTHER INTANGIBLE ASSETS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Balance at Beginning of Period	58.1	71.6
Amortization	(2.1)	(2.3)
Foreign Exchange Rates	2.2	(2.3)
Balance as of March 31	$58.2	$67.0
Amortization for the remainder of 2025 and for the years 2026, 2027, 2028, and 2029 is estimated to be $6.5 million, $8.3 million, $8.1 million, $7.4 million, and $7.4 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of March 31, 2025 and December 31, 2024 were as follows.
TABLE 54: CAPITALIZED SOFTWARE

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$4,561.0	$4,259.6
Less: Accumulated Amortization	2,243.9	2,104.5
Net Book Value	$2,317.1	$2,155.1

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of cost related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $162.9 million and $140.4 million for the three months ended March 31, 2025 and March 31, 2024 respectively.
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $5.6 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so.
Effective January 2025, certain operations support activities were moved out of Asset Servicing and Wealth Management in connection with the formation of the Enterprise Chief Operating Office. The Enterprise Chief Operating Office provides operational support to Asset Servicing and Wealth Management. Its expenses are included within Other and are fully allocated to Asset Servicing and Wealth Management. Prior-year segment results have been recast to reflect the organizational changes.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the earnings contributions and certain average balances of Northern Trust’s reporting segments for the three month periods ended March 31, 2025 and 2024.
TABLE 55: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED MARCH 31,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$671.9	$639.6	$541.9	$503.3	$—	$—	$1,213.8	$1,142.9
Foreign Exchange Trading Income (Loss)	63.9	59.9	(5.2)	(2.9)	—	—	58.7	57.0
Other Noninterest Income (Loss)	68.6	70.7	33.5	38.5	(2.7)	(190.4)	99.4	(81.2)
Total Noninterest Income (Loss)	804.4	770.2	570.2	538.9	(2.7)	(190.4)	1,371.9	1,118.7
Net Interest Income (Expense)(1)	323.2	292.4	250.2	241.4	(5.3)	(5.7)	568.1	528.1
Revenue(1)	1,127.6	1,062.6	820.4	780.3	(8.0)	(196.1)	1,940.0	1,646.8
Provision for Credit Losses	2.1	(5.8)	(0.9)	(1.7)	(0.2)	(1.0)	1.0	(8.5)
Noninterest Expense
Compensation	94.5	95.6	151.4	145.0	398.5	386.5	644.4	627.1
Employee Benefits	17.4	17.0	22.2	20.7	70.1	63.4	109.7	101.1
Outside Services	58.7	61.1	14.4	10.1	172.1	158.1	245.2	229.3
Allocated Expense	697.2	654.2	306.5	295.6	(1,003.7)	(949.8)	—	—
Other Segment Items(2)	22.7	21.3	22.6	18.3	373.0	367.6	418.3	407.2
Total Noninterest Expense	890.5	849.2	517.1	489.7	10.0	25.8	1,417.6	1,364.7
Income (Loss) before Income Taxes(1)	235.0	219.2	304.2	292.3	(17.8)	(220.9)	521.4	290.6
Provision for Income Taxes(1)	50.8	48.4	74.4	73.6	4.2	(46.1)	129.4	75.9
Net Income (Loss)	$184.2	$170.8	$229.8	$218.7	$(22.0)	$(174.8)	$392.0	$214.7
Percentage of Consolidated Net Income	47%	N/M	59%	N/M	(6)%	N/M	100%	100%
Average Assets	$109,776.8	$106,849.0	$39,152.3	$38,163.3	$1,333.0	$106.0	$150,262.1	$145,118.3
Average Loans	$5,749.3	$6,909.5	$35,327.2	$34,677.4	$—	$—	$41,076.5	$41,586.9
Average Deposits	$89,296.5	$86,688.6	$25,289.6	$25,568.0	$1,333.0	$106.0	$115,919.1	$112,362.6
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
As of March 31, 2025, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of March 31, 2025, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both March 31, 2025 and December 31, 2024 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate (SOFR), as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On January 22, 2025, the Corporation declared a cash dividend of $2,300.00 per share of Series D Preferred Stock payable on April 1, 2025, to stockholders of record as of March 15, 2025.

Notes to Consolidated Financial Statements (unaudited) (continued)
Series E Preferred Stock. As of March 31, 2025, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of March 31, 2025 and December 31, 2024 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On January 22, 2025, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on April 1, 2025, to stockholders of record as of March 15, 2025.
Common Stock. The Corporation’s current stock repurchase authorization to repurchase up to 25 million shares was approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three months ended March 31, 2025, the Corporation repurchased 2,616,238 shares of common stock at a total cost of $287.2 million ($109.79 average price per share), including 411,132 shares withheld to satisfy tax withholding obligations related to share-based compensation. For the three months ended March 31, 2024, the Corporation repurchased 1,647,526 shares of common stock at a total cost of $132.0 million ($80.11 average price per share), including 373,623 shares withheld to satisfy tax withholding obligations related to share-based compensation.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at March 31, 2025 and 2024, and changes during the three months then ended.
TABLE 56: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31, 2025
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
Net Change	71.0	(0.5)	4.7	(0.7)	74.5
Balance at March 31, 2025	$(527.1)	$0.1	$237.8	$(450.3)	$(739.5)

	THREE MONTHS ENDED MARCH 31, 2024
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	213.4	(0.7)	4.6	3.0	220.3
Balance at March 31, 2024	$(710.5)	$0.1	$208.2	$(415.4)	$(917.6)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 57: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,	2025			2024
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$71.2	$(18.9)	$52.3	$73.2	$(19.4)	$53.8
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	24.8	(6.1)	18.7	24.4	(6.2)	18.2
Net (Gains) Losses on Debt Securities(2)	—	—	—	189.4	(48.0)	141.4
Net Change	$96.0	$(25.0)	$71.0	$287.0	$(73.6)	$213.4
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$9.8	$(2.4)	$7.4	$4.5	$(1.1)	$3.4
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(10.5)	2.6	(7.9)	(5.5)	1.4	(4.1)
Net Change	$(0.7)	$0.2	$(0.5)	$(1.0)	$0.3	$(0.7)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$91.4	$(0.6)	$90.8	$(58.5)	$2.9	$(55.6)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.2	—	0.2	(0.6)	0.1	(0.5)
Net Investment Hedge Gains (Losses)	(114.3)	28.0	(86.3)	81.3	(20.6)	60.7
Net Change	$(22.7)	$27.4	$4.7	$22.2	$(17.6)	$4.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(3.4)	$0.4	$(3.0)	$1.1	$(0.5)	$0.6
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.0	(0.7)	2.3	3.2	(0.8)	2.4
Net Change	$(0.4)	$(0.3)	$(0.7)	$4.3	$(1.3)	$3.0
Total Net Change	$72.2	$2.3	$74.5	$312.5	$(92.2)	$220.3
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
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 58: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED MARCH 31,
($ In Millions Except Per Common Share Information)	2025	2024
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	195,192,789	204,628,796
Net Income	$392.0	$214.7
Less: Dividends on Preferred Stock	16.2	16.2
Net Income Applicable to Common Stock	375.8	198.5
Less: Earnings Allocated to Participating Securities	3.6	2.4
Earnings Allocated to Common Shares Outstanding	372.2	196.1
Basic Net Income Per Common Share	$1.91	$0.96
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	195,192,789	204,628,796
Plus: Dilutive Effect of Share-based Compensation	932,182	506,049
Average Common and Potential Common Shares	196,124,971	205,134,845
Earnings Allocated to Common and Potential Common Shares	$372.2	$196.1
Diluted Net Income Per Common Share	1.90	0.96
Note:    For the three months ended March 31, 2025, there were no common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three months ended March 31, 2024, there were de minimis common stock equivalents excluded in the computation of diluted net income per share.

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
The following table presents revenues disaggregated by major revenue source.
TABLE 59: REVENUE DISAGGREGATION

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$485.1	$467.4
Investment Management and Advisory	647.4	593.9
Securities Lending	17.9	18.6
Other	63.4	63.0
Total Trust, Investment and Other Servicing Fees	$1,213.8	$1,142.9
Other Noninterest Income
Foreign Exchange Trading Income	$58.7	$57.0
Treasury Management Fees	9.6	9.3
Security Commissions and Trading Income	39.1	37.9
Other Operating Income	50.7	61.0
Investment Security Gains (Losses), net	—	(189.4)
Total Other Noninterest Income	$158.1	$(24.2)
Total Noninterest Income	$1,371.9	$1,118.7

Notes to Consolidated Financial Statements (unaudited) (continued)
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended March 31, 2025, revenue from contracts with clients also includes $38.1 million of the $39.1 million total Security Commissions and Trading Income and $10.4 million of the $50.7 million total Other Operating Income.
For the three months ended March 31, 2024, revenue from contracts with clients also includes $33.7 million of the $37.9 million total Security Commissions and Trading Income and $9.3 million of the $61.0 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at March 31, 2025 and December 31, 2024.
TABLE 60: CLIENT RECEIVABLES

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Trust Fees Receivable, net(1)	$975.0	$932.3
Other	63.3	64.5
Total Client Receivables	$1,038.3	$996.8
(1) Trust Fees Receivable is net of a $10.5 million and $12.0 million fee receivable allowance as of March 31, 2025 and December 31, 2024, respectively.
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 61: NET INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Interest Income
Federal Reserve and Other Central Bank Deposits	$380.0	$459.7
Interest-Bearing Due from and Deposits with Banks(1)	23.4	34.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	686.8	823.9
Securities — Taxable	455.0	445.3
— Nontaxable(2)	0.3	0.3
Loans	574.9	653.6
Other Interest-Earning Assets(3)	20.5	28.2
Total Interest Income	$2,140.9	$2,445.6
Interest Expense
Deposits	$701.9	$881.7
Federal Funds Purchased	23.6	33.6
Securities Sold Under Agreements to Repurchase	673.2	813.9
Other Borrowings	79.7	88.6
Senior Notes	38.8	44.1
Long-Term Debt	55.6	55.6
Total Interest Expense	$1,572.8	$1,917.5
Net Interest Income	$568.1	$528.1
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 62: OTHER OPERATING INCOME

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Loan Service Fees	$13.7	$15.7
Banking Service Fees	14.3	13.3
Bank Owned Life Insurance	19.3	20.6
Other Income(1)	3.3	11.4
Total Other Operating Income	$50.7	$61.0
(1)     Other Income includes the mark-to- market gain or loss on derivative swap activity primarily related to previous sales of certain Visa Class B common shares. Refer to Note 3 - Fair Value Measurements for further information.

Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 63: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED MARCH 31,
In Millions)	2025	2024
Business Promotion	$16.9	$16.7
Staff Related	4.2	14.2
FDIC Insurance Premiums(1)	7.9	18.7
Charitable Contributions	1.9	2.0
Other Expenses	53.1	48.8
Total Other Operating Expense	$84.0	$100.4
(1) FDIC Insurance Premiums include an additional FDIC Special Assessment charge of $12.5 million for the three months ended March 31, 2024. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three months ended March 31, 2025 and 2024.
TABLE 64: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Service Cost	$13.7	$13.4
Interest Cost	15.5	13.9
Expected Return on Plan Assets	(30.6)	(28.9)
Amortization
Net Actuarial Loss	1.9	1.9
Net Periodic Pension Expense	$0.5	$0.3

NON-U.S. PENSION PLANS	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Service Cost	$0.5	$0.5
Interest Cost	1.1	1.1
Expected Return on Plan Assets	(1.6)	(1.6)
Net Periodic Pension Expense	$—	$—

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Service Cost	$1.2	$1.2
Interest Cost	1.3	1.2
Amortization
Net Actuarial Loss	1.1	1.3
Net Periodic Pension Expense	$3.6	$3.7
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were $125.0 million and $200.0 million of contributions to the U.S. Qualified Plan during the three months ended March 31, 2025 and 2024, respectively . There were $12.9 million and $8.0 million of contributions to the U.S. Non-Qualified Plan during the three months ended March 31, 2025 and 2024, respectively.
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
The Corporation granted 921,895 stock units awards with a total grant-date fair value of $103.0 million during the three months ended March 31, 2025, compared to 1,086,910 stock units awards with a total grant-date fair value of $86.0 million during the three months ended March 31, 2024. Compensation expense for the three months ended March 31, 2025 included $34.4 million attributable to restricted stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $28.8 million in the prior-year quarter.
The Corporation granted 186,460 performance stock units with a total grant-date fair value of $21.1 million during the three months ended March 31, 2025, compared to 262,557 performance stock units with a total grant-date fair value of $21.0 million during the three months ended March 31, 2024. Compensation expense for the three months ended March 31, 2025 included $12.9 million attributable to performance stock units granted to retirement-eligible employees that were expensed in their entirety on the date of grant, compared to $12.8 million in the prior-year quarter.
Restricted stock unit award compensation expense for the three months ended March 31, 2025 and 2024 included $5.5 million and $4.5 million, respectively, attributable to restricted stock units vested in full and expensed in their entirety upon date of grant.

Notes to Consolidated Financial Statements (unaudited) (continued)
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2025 and 2024.
TABLE 65: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Restricted Stock Unit Awards	$57.5	$49.4
Performance Stock Units	14.4	17.0
Total Share-Based Compensation Expense	71.9	66.4
Tax Benefits Recognized	$17.6	$16.8
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 66: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	MARCH 31, 2025	DECEMBER 31, 2024
Investment Carrying Amount
Affordable Housing	$640.4	$657.0
New Markets	216.2	219.7
Total Investment Carrying Amount(1)	$856.6	$876.7

Unfunded Commitments
Affordable Housing	$210.8	$227.1
New Markets	—	—
Total Unfunded Commitments(2)	$210.8	$227.1
(1)    As of March 31, 2025 and December 31, 2024, $830.5 million and $849.3 million are VIEs, respectively.
(2) As of March 31, 2025 and December 31, 2024, $207.5 million and $221.0 million relate to undrawn commitments on VIEs, respectively.

On January 1, 2024, Northern Trust adopted Accounting Standards Update (ASU) No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). Upon adoption of ASU 2023-02, Northern Trust elected to account for qualifying new markets tax credit investments under the proportional amortization method. Prior to the adoption of ASU 2023-02, Northern Trust accounted for qualifying affordable housing investments under the proportional amortization method and continues to do so subsequent to the adoption of ASU 2023-02. Under the proportional amortization method, the carrying amount of the investment is amortized in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and income tax benefits expected to be received over the life of the investment. Income tax credits and other income tax benefits and amortization expense associated with unconsolidated tax credit structures are primarily reported in the Provision for Income Tax on the consolidated statement of income.
TABLE 67: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED MARCH 31,
(In Millions)	2025	2024
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$24.0	$21.7
New Markets	3.7	5.0
Total Income Tax Credits and Other Income Tax Benefits	$27.7	$26.7

Amortization Expense
Affordable Housing	$21.6	$19.5
New Markets	3.5	4.4
Total Amortization Expense	$25.1	$23.9
Investment funds. Northern Trust acts as an asset manager for various funds in which clients of Northern Trust are investors. As an asset manager of funds, Northern Trust earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Based on its analysis, Northern Trust has determined that it is not the primary beneficiary of these VIEs under GAAP and therefore, the funds are not consolidated. Northern Trust’s maximum exposure to loss is limited to the carrying amount of its investments, including any undrawn commitments.
Certain funds for which Northern Trust acts as an asset manager comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds and, therefore, the funds are exempt from the consolidation requirements in ASC 810-10. Northern Trust does not have any contractual obligations to provide financial support to the funds. Any potential future support of the funds will be at the discretion of Northern Trust after an evaluation of the specific facts and circumstances.
Periodically, Northern Trust makes seed capital investments to certain funds. As of March 31, 2025 and December 31, 2024, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of March 31, 2025 and December 31, 2024.
TABLE 68: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	MARCH 31, 2025			DECEMBER 31, 2024
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$11,263.0	$17,011.6	$28,274.6	$10,849.6	$17,293.2	$28,142.8
Standby Letters of Credit and Financial Guarantees(2)(3)	119,682.3	488.3	120,170.6	112,256.3	490.1	112,746.4
Commercial Letters of Credit	25.7	0.2	25.9	20.3	0.2	20.5
Securities Lent with Indemnification	155,667.3	—	155,667.3	144,543.7	—	144,543.7
Total Off-Balance Sheet Financial Instruments	$286,638.3	$17,500.1	$304,138.4	$267,669.9	$17,783.5	$285,453.4
(1) These amounts exclude $225.8 million and $268.5 million of commitments participated to others at March 31, 2025 and December 31, 2024, respectively.
(2) These amounts include $148.1 million and $109.4 million of standby letters of credit secured by cash deposits or participated to others as of March 31, 2025 and December 31, 2024, respectively.
(3) These amounts include a $118.2 billion and $110.8 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of March 31, 2025 and December 31, 2024, respectively.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2025 and December 31, 2024 subject to indemnification was $155.7 billion and $144.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2025 or December 31, 2024, related to these indemnifications.

Notes to Consolidated Financial Statements (unaudited) (continued)
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of March 31, 2025 and December 31, 2024, there were no unsettled reverse repurchase agreements and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At March 31, 2025 and December 31, 2024, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in 2023. During the first half of 2024, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures. As a result, Northern Trust recognized an additional expense of $14.7 million as of December 31, 2024, recorded to Other Operating Expense, of which $12.5 million was recorded as of March 31, 2024. As of March 31, 2025, Northern Trust estimates its total liability related to the special assessment to be $99.3 million.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2025, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $4.6 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5342 as of March 31, 2025.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of March 31, 2025. Based upon the March 31, 2025, closing price of $350.46 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $1.1 billion at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
As of March 31, 2025, Northern Trust continues to hold 18.1 thousand Visa Class C common shares which are recorded at their fair value of $25.3 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At March 31, 2025, Northern Trust has not recorded a liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
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
Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading and risk management purposes. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions and foreign-currency-denominated assets and liabilities, including debt securities and net investments in non-U.S. affiliates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table shows the notional and fair values of all derivative financial instruments as of March 31, 2025 and December 31, 2024.
TABLE 69: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	MARCH 31, 2025			DECEMBER 31, 2024
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,706.3	$212.2	$190.0	$9,706.3	$189.4	$159.3
Foreign Exchange Contracts
Cash Flow Hedges	710.8	3.4	17.0	872.8	40.8	—
Net Investment Hedges	3,973.8	0.6	129.9	4,558.6	196.5	24.3
Total Derivatives Designated as Hedging under GAAP	$14,390.9	$216.2	$336.9	$15,137.7	$426.7	$183.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.7	$—	$—	$1.7	$—	$—
Other Financial Derivatives(3)	567.8	—	29.5	512.0	—	27.2
Total Non-Designated Risk Management Derivatives	$569.5	$—	$29.5	$513.7	$—	$27.2
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$383,669.2	$2,570.9	$2,603.0	$362,658.7	$4,760.0	$4,685.5
Interest Rate Contracts	15,059.8	148.2	214.1	15,081.7	171.8	262.1
Total Client-Related and Trading Derivatives	$398,729.0	$2,719.1	$2,817.1	$377,740.4	$4,931.8	$4,947.6
Total Derivatives Not Designated as Hedging under GAAP	$399,298.5	$2,719.1	$2,846.6	$378,254.1	$4,931.8	$4,974.8
Total Gross Derivatives	$413,689.4	$2,935.3	$3,183.5	$393,391.8	$5,358.5	$5,158.4
Less: Netting(4)		1,470.4	1,427.1		1,910.4	4,199.6
Total Derivative Financial Instruments		$1,464.9	$1,756.4		$3,448.1	$958.8
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three month periods ended March 31, 2025 and 2024. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

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
There were no material gains or losses reclassified into earnings during the three month periods ended March 31, 2025 and 2024, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $3.5 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of March 31, 2025, four months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three month period ended March 31, 2025 and 2024.
TABLE 70: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
THREE MONTHS ENDED MARCH 31,	2025	2024	2025	2024
Total amounts on the consolidated statements of income	$2,140.9	$2,445.6	$1,572.8	$1,917.5
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(99.6)	123.0	39.2	(30.1)
Recognized on hedged items	99.6	(123.0)	(39.2)	30.1
Amounts related to interest settlements on derivatives	9.0	22.3	(14.6)	(19.9)
Total gains (losses) recognized on fair value hedges	$9.0	$22.3	$(14.6)	$(19.9)
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$10.5	$5.5	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$10.5	$5.5	$—	$—
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of March 31, 2025 and December 31, 2024.
TABLE 71: HEDGED ITEMS IN FAIR VALUE HEDGES

	MARCH 31, 2025		DECEMBER 31, 2024
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,674.3	$54.3	$7,567.3	$(48.7)
Senior Notes and Long-Term Subordinated Debt	2,551.0	(194.7)	2,507.5	(238.0)
(1)    The cumulative hedge accounting basis adjustment includes $1.6 million related to discontinued hedging relationships of AFS debt securities and $9.7 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of March 31, 2025.
(2)    The cumulative hedge accounting basis adjustment includes $1.8 million related to discontinued hedging relationships of AFS debt securities and $13.8 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of December 31, 2024.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $114.3 million and gains of $81.3 million were recognized in AOCI related to foreign exchange contracts for the three months ended March 31, 2025 and 2024, respectively.

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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2025 and 2024, respectively, for derivative instruments not designated as hedges under GAAP.
TABLE 72: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED MARCH 31,
		2025	2024
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$(0.2)
Other Financial Derivatives(1)	Other Operating Income	(5.6)	(1.2)
Gains (Losses) from non-designated risk management derivatives		$(5.6)	$(1.4)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$58.7	$57.0
Interest Rate Contracts	Security Commissions and Trading Income	0.5	1.2
Gains from client-related and trading derivatives		$59.2	$58.2
Total gains from derivatives not designated as hedging under GAAP		$53.6	$56.8
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of March 31, 2025 and December 31, 2024.
TABLE 73: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	MARCH 31, 2025	DECEMBER 31, 2024
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$65,313.9	$65,374.8
Total Borrowings	65,313.9	65,374.8

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
TABLE 74: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	MARCH 31, 2025
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,197.0	$1,343.7	$853.3	$20.6	$832.7
Interest Rate Swaps OTC	360.4	126.7	233.7	—	233.7
Total Derivatives Subject to a Master Netting Arrangement	2,557.4	1,470.4	1,087.0	20.6	1,066.4
Total Derivatives Not Subject to a Master Netting Arrangement	377.9	—	377.9	—	377.9
Total Derivatives	2,935.3	1,470.4	1,464.9	20.6	1,444.3
Securities Purchased under Agreements to Resell(2)	$65,102.6	$64,978.2	$124.4	$124.4	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,801.6	$1,745.2	$2,056.4	$23.6	$2,032.8
Interest Rate Swaps OTC	359.3	165.2	194.1	—	194.1
Interest Rate Swaps Exchange Cleared	1.9	—	1.9	—	1.9
Total Derivatives Subject to a Master Netting Arrangement	4,162.8	1,910.4	2,252.4	23.6	2,228.8
Total Derivatives Not Subject to a Master Netting Arrangement	1,195.7	—	1,195.7	—	1,195.7
Total Derivatives	5,358.5	1,910.4	3,448.1	23.6	3,424.5
Securities Purchased under Agreements to Resell(2)	$65,338.8	$64,912.8	$426.0	$426.0	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
TABLE 75: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	MARCH 31, 2025
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,810.2	$1,423.0	$387.2	$—	$387.2
Interest Rate Swaps OTC	404.1	4.1	400.0	—	400.0
Other Financial Derivatives	29.5	—	29.5	—	29.5
Total Derivatives Subject to a Master Netting Arrangement	2,243.8	1,427.1	816.7	—	816.7
Total Derivatives Not Subject to a Master Netting Arrangement	939.7	—	939.7	—	939.7
Total Derivatives	3,183.5	1,427.1	1,756.4	—	1,756.4
Securities Sold under Agreements to Repurchase(2)	$65,313.9	$64,978.2	$335.7	$335.7	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$4,392.7	$4,197.3	$195.4	$—	$195.4
Interest Rate Swaps OTC	421.2	2.3	418.9	—	418.9
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	27.2	—	27.2	—	27.2
Total Derivatives Subject to a Master Netting Arrangement	4,841.3	4,199.6	641.7	—	641.7
Total Derivatives Not Subject to a Master Netting Arrangement	317.1	—	317.1	—	317.1
Total Derivatives	5,158.4	4,199.6	958.8	—	958.8
Securities Sold under Agreements to Repurchase(2)	$65,374.8	$64,912.8	$462.0	$462.0	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $624.6 million and $26.7 million, respectively, as of March 31, 2025, and $140.6 million and $36.4 million, respectively, as of December 31, 2024, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $304.7 million and $1.6 billion at March 31, 2025 and December 31, 2024. Cash collateral amounts deposited with derivative counterparties on those dates included $88.9 million and $1.4 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2025 and December 31, 2024, of $215.8 million and $158.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of March 31, 2025, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2025, the Corporation’s disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of risks identified as being most significant to Northern Trust.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2025.
TABLE 76: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1 - 31, 2025	315,590	$112.49	315,590	10,633,238
February 1-28, 2025	1,206,945	111.77	1,206,945	9,426,293
March 1 - 31, 2025	667,849	104.22	667,849	8,758,444
Total (First Quarter)	2,190,384	$109.57	2,190,384	8,758,444
On October 19, 2021, the Corporation announced a share repurchase program under which the Corporation’s Board of Directors authorized the Corporation to repurchase up to 25.0 million shares of the Corporation’s common stock. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. Please refer to Note 10—Stockholders’ Equity to the consolidated financial statements provided in Part I - Item 1. Consolidated Financial Statements (unaudited).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of 2025 Performance Stock Unit Award Terms and Conditions

10.2	Form of 2025 Stock Unit Award Terms and Conditions

10.3
Amendment Number Two, dated November 5, 2024 and effective January 1, 2025, to the Northern Trust Corporation Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2(ii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.4
Amendment Number Four, dated November 5, 2024 and effective January 1, 2025, to the Northern Trust Corporation Supplemental Thrift-Incentive Plan (incorporated herein by reference to Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.5
Amendment Number Two, dated November 5, 2024 and effective January 1, 2025, to the Northern Trust Corporation Supplemental Pension Plan (incorporated herein by reference to Exhibit 10.4(ii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.6
Amendment Number One, dated November 5, 2024 and effective January 1, 2025, to the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.7
Northern Partners Incentive Plan, as amended and restated on January 21, 2025 (incorporated herein by reference to Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	April 30, 2025	By:	/s/ David W. Fox, Jr.
David W. Fox, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2025	By:	/s/ John P. Landers
John P. Landers Executive Vice President and Controller (Principal Accounting Officer)