Form 10-Q
period 2025-06-30
NORTHERN TRUST CORP
filed 2025-07-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2025, 191,233,304 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	37
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Comprehensive Income	38
Consolidated Statements of Changes in Stockholders’ Equity	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41
Item 4: Controls and Procedures	84

Part II – Other Information
Item 1: Legal Proceedings	85
Item 1A: Risk Factors	85
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3: Defaults Upon Senior Securities	85
Item 4: Mine Safety Disclosures	85
Item 5: Other Information	85
Item 6: Exhibits	86

Signatures	87
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2025	2024	% CHANGE(1)	2025	2024	% CHANGE(1)
Noninterest Income	$1,387.4	$2,192.6	(37)%	$2,759.3	$3,311.3	(17)%
Net Interest Income	610.5	522.9	17	1,178.6	1,051.0	12
Total Revenue	1,997.9	2,715.5	(26)	3,937.9	4,362.3	(10)
Provision for Credit Losses	16.5	8.0	N/M	17.5	(0.5)	N/M
Noninterest Expense	1,416.6	1,533.9	(8)	2,834.2	2,898.6	(2)
Income before Income Taxes	564.8	1,173.6	(52)	1,086.2	1,464.2	(26)
Provision for Income Taxes	143.5	277.5	(48)	272.9	353.4	(23)
Net Income	$421.3	$896.1	(53)%	$813.3	$1,110.8	(27)%

PER COMMON SHARE
Net Income — Basic	$2.14	$4.35	(51)%	$4.05	$5.30	(24)%
— Diluted	2.13	4.34	(51)	4.03	5.28	(24)
Cash Dividends Declared Per Common Share	0.75	0.75	—	1.50	1.50	—
Book Value — End of Period (EOP)	62.65	58.38	7	62.65	58.38	7
Market Value — EOP	126.79	83.98	51	126.79	83.98	51

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2025	DECEMBER 31, 2024	% CHANGE(1)
End of Period:
Total Assets	$171,883.6	$155,508.4	11%
Earning Assets	159,485.5	142,228.0	12
Deposits	137,053.7	122,482.7	12
Stockholders’ Equity	12,866.5	12,788.4	1

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2025	2024	% CHANGE(1)	2025	2024	% CHANGE(1)
Average Balances:
Total Assets	$157,719.2	$148,001.2	7%	$154,011.3	$146,559.8	5%
Earning Assets	145,822.0	135,401.1	8	141,936.5	134,608.9	5
Deposits	122,377.8	113,341.6	8	119,166.3	112,852.2	6
Stockholders’ Equity	12,612.1	12,358.8	2	12,608.1	12,071.3	4

CLIENT ASSETS ($ In Billions)	JUNE 30, 2025	DECEMBER 31, 2024	% CHANGE(1)
AUC/A(2)	$18,068.3	$16,788.0	8%
AUC	14,243.7	13,349.2	7
AUM	1,697.7	1,610.4	5
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)    For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Financial Ratios:
Return on Average Common Equity	14.2%	31.2%	13.6%	19.6%
Dividend Payout Ratio	35.2	17.3	37.2	28.4
Net Interest Margin(1)	1.69	1.57	1.69	1.59

	Standardized Approach		Advanced Approach
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.2%	12.4%	15.0%	14.5%	N/A	4.5%
Tier 1 Capital	13.1	13.3	16.1	15.6	6.0	6.0
Total Capital	14.8	15.1	17.9	17.4	10.0	8.0
Tier 1 Leverage	7.6	8.1	7.6	8.1	N/A	4.0
Supplementary Leverage	N/A	N/A	9.1	8.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.4%	11.4%	14.3%	13.6%	6.5%	4.5%
Tier 1 Capital	11.4	11.4	14.3	13.6	8.0	6.0
Total Capital	12.8	12.8	15.7	15.0	10.0	8.0
Tier 1 Leverage	6.6	6.9	6.6	6.9	5.0	4.0
Supplementary Leverage	N/A	N/A	7.9	7.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2025. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2024. Investors also should read the section titled “Forward-Looking Statements.”
Certain terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended December 31, 2024.
CONSOLIDATED RESULTS OF OPERATIONS
General
The Corporation is a leading provider of asset servicing, wealth management, asset management and banking solutions to corporations, institutions, families and individuals. The Corporation focuses on managing and servicing client assets through its two client-focused reporting segments: Asset Servicing and Wealth Management. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the terms “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.
Overview of Financial Results
TABLE 1: FINANCIAL HIGHLIGHTS

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Trust, Investment and Other Servicing Fees	$1,231.1	$1,166.1	$65.0	6%	$2,444.9	$2,309.0	$135.9	6%
Other Noninterest Income(1)	156.3	1,026.5	(870.2)	(85)	314.4	1,002.3	(687.9)	(69)
Net Interest Income	610.5	522.9	87.6	17	1,178.6	1,051.0	127.6	12
Total Revenue	$1,997.9	$2,715.5	$(717.6)	(26)%	$3,937.9	$4,362.3	$(424.4)	(10)%
Provision for Credit Losses	16.5	8.0	N/M	N/M	17.5	(0.5)	N/M	N/M
Noninterest Expense(2)	1,416.6	1,533.9	(117.3)	(8)	2,834.2	2,898.6	(64.4)	(2)
Income before Income Taxes	$564.8	$1,173.6	$(608.8)	(52)%	$1,086.2	$1,464.2	$(378.0)	(26)%
Provision for Income Taxes	143.5	277.5	(134.0)	(48)	272.9	353.4	(80.5)	(23)
Net Income	$421.3	$896.1	$(474.8)	(53)%	$813.3	$1,110.8	$(297.5)	(27)%
Preferred Stock Dividends	4.7	4.7	—	—	20.9	20.9	—	—
Net Income Applicable to Common Stock	$416.6	$891.4	$(474.8)	(53)%	$792.4	$1,089.9	$(297.5)	(27)%
PER COMMON SHARE
Net Income – Basic	$2.14	$4.35	$(2.21)	(51)%	$4.05	$5.30	$(1.25)	(24)%
– Diluted	2.13	4.34	(2.21)	(51)	4.03	5.28	(1.25)	(24)
Cash Dividends Declared Per Common Share	0.75	0.75	—	—	1.50	1.50	—	—
SELECTED RATIOS AND METRICS
Return on Average Common Equity	14.2%	31.2%			13.6%	19.6%
(1)    For the three months ended June 30, 2024, Other Noninterest Income included a $878.4 million net gain related to Northern Trust’s participation in the Visa Exchange Offer, a $7.6 million impairment charge taken on certain investments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded to Other Operating Income. For the six months ended June 30, 2024 Other Noninterest Income also included a $189.3 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, recorded in Investment Security Gains (Losses), net.
(2)    For the three months ended June 30, 2024, Noninterest Expense included severance-related charges of $85.2 million, of which $81.8 million was recorded to Compensation expense and $3.4 million was recorded to Outside Services, a $70.0 million charitable contribution to the Northern Trust Foundation, recorded in Other Operating Expense, $16.4 million of software amortization acceleration and dispositions, recorded to Equipment and Software expense, and a $10.6 million legal settlement, recorded to Other Operating Expense. For the six months ended June 30, 2024, Noninterest Expense also included a $14.7 million increase to the Federal Deposit Insurance Corporation (FDIC) special assessment, recognized in Other Operating Expense.
N/M - Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Three months ended June 30, 2025 highlights:
•Revenue for the three months ended June 30, 2025 decreased from the prior-year quarter to $2.0 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $1.2 billion in the current quarter primarily due to favorable markets and net new business.
◦Other Noninterest Income decreased to $156.3 million in the current quarter primarily driven by lower Other Operating Income as a result of the $878.4 million net gain related to Northern Trust’s participation in the the Visa exchange program, partially offset by a $7.6 million charge for investment impairments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded in the prior year.
◦Net Interest Income increased to $610.5 million in the current quarter primarily driven by the favorable impact of higher deposits, lower funding costs, and foreign exchange swap activity executed by our Treasury Department.
•Noninterest Expense decreased to $1.4 billion in the current quarter primarily due to lower Other Operating Expense and Compensation expense, partially offset by higher Employee Benefits expense and Equipment and Software expense.
•In the current quarter, there was a Provision for Credit Losses of $16.5 million, as compared to a Provision for Credit Losses of $8.0 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “Consolidated Results of Operations” section.
•The Provision for Income Taxes in the current quarter totaled $143.5 million, representing an effective tax rate of 25.4%. The Provision for Income Taxes in the prior-year quarter totaled $277.5 million, representing an effective tax rate of 23.6%.

Six months ended June 30, 2025 highlights:
•Revenue for the six months ended June 30, 2025 decreased from the prior-year period to $3.9 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $2.4 billion in the current period primarily driven by favorable markets and net new business.
◦Other Noninterest Income decreased to $314.4 million in the current period primarily driven by the $878.4 million net gain related to Northern Trust’s participation in the the Visa exchange program, partially offset by a $189.3 million AFS debt security loss, a $7.6 million charge for investment impairments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded in the prior year.
◦Net Interest Income increased to $1.2 billion in the current period primarily due to the favorable impact of higher deposits, lower funding costs and higher foreign exchange swap activity executed by our Treasury department.
•Noninterest Expense decreased to $2.8 billion in the current period primarily due to lower Other Operating Expense and Compensation expense, partially offset by higher Equipment and Software expense and Employee Benefits expense.
•There was a $17.5 million Provision for Credit Losses in the current period, as compared to a negative $0.5 million Provision for Credit Losses in the prior-year period. For additional information, refer to the Provision for Credit Losses within “Consolidated Results of Operations” section.
•The Provision for Income Taxes for the current period totaled $272.9 million, representing an effective tax rate of 25.1%. The Provision for Income Taxes for the prior-year period totaled $353.4 million, representing an effective tax rate of 24.1%.

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
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 2: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$469.2	$445.9	$23.3	5%	$922.5	$882.6	$39.9	5%
Investment Management	157.3	145.7	11.6	8	309.8	285.7	24.1	8
Securities Lending	20.2	16.5	3.7	22	38.1	34.4	3.7	11
Other	45.1	42.5	2.6	6	93.3	87.5	5.8	7
Total Asset Servicing Trust, Investment and Other Servicing Fees	$691.8	$650.6	$41.2	6%	$1,363.7	$1,290.2	$73.5	6%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$189.2	$180.7	$8.5	5%	$378.3	$359.0	$19.3	5%
East	139.3	132.7	6.6	5	280.3	262.6	17.7	7
West	106.3	103.3	3.0	3	214.3	203.2	11.1	5
Global Family Office	104.5	98.8	5.7	6	208.3	194.0	14.3	7
Total Wealth Management Trust, Investment and Other Servicing Fees	$539.3	$515.5	$23.8	5%	$1,081.2	$1,018.8	$62.4	6%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,231.1	$1,166.1	$65.0	6%	$2,444.9	$2,309.0	$135.9	6%
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
Custody and Fund Administration fees increased both from the prior-year quarter and from the prior-year period primarily driven by favorable markets, favorable currency movements, and net new business.
Investment Management fees increased both from the prior-year quarter and from the prior-year period primarily due to favorable markets and net new business.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values.
Fee income in the regions (Central, East and West) increased both from the prior-year quarter and from the prior-year period, primarily due to favorable markets.
Global Family Office fee income increased both from the prior-year quarter and from the prior-year period, primarily due to asset inflows and favorable markets.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 3: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2025	2024	CHANGE	2025	2024	CHANGE
S&P 500	5,730	5,247	9%	6,205	5,460	14%
MSCI EAFE (U.S. dollars)	2,512	2,325	8	2,655	2,315	15
MSCI EAFE (local currency)	1,549	1,516	2	1,600	1,520	5
TABLE 4: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2025	2024	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,277	2,147	6%
Barclays Capital Global Aggregate Bond Index	497	456	9
Client Assets
As noted above, AUC/A and AUM are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	CHANGE Q2-25/Q1-25	CHANGE Q2-25/Q2-24
($ In Billions)
Asset Servicing	$16,864.9	$15,804.7	$15,470.8	7%	9%
Wealth Management	1,203.4	1,119.3	1,096.6	8	10
Total Assets Under Custody / Administration	$18,068.3	$16,924.0	$16,567.4	7%	9%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 6: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	CHANGE Q2-25/Q1-25	CHANGE Q2-25/Q2-24
($ In Billions)
Asset Servicing	$13,056.5	$12,163.6	$11,955.5	7%	9%
Wealth Management	1,187.2	1,105.9	1,085.9	7	9
Total Assets Under Custody	$14,243.7	$13,269.5	$13,041.4	7%	9%
Total assets under custody increased from the prior-quarter and prior-year quarter primarily driven by favorable markets and favorable currency translation.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 7: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2025			MARCH 31, 2025			JUNE 30, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	49%	62%	50%	48%	61%	49%	48%	62%	49%
Fixed Income Securities	31	13	30	32	13	30	31	13	29
Cash and Other Assets	18	25	19	19	26	19	20	25	21
Securities Lending Collateral	2	—	1	1	—	2	1	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	CHANGE Q2-25/Q1-25	CHANGE Q2-25/Q2-24
Equities	$7,156.8	$6,501.8	$6,381.0	10%	12%
Fixed Income Securities	4,203.0	4,015.7	3,801.2	5	11
Cash and Other Assets	2,677.9	2,560.9	2,698.5	5	(1)
Securities Lending Collateral	206.0	191.1	160.7	8	28
Total AUC	$14,243.7	$13,269.5	$13,041.4	7%	9%
The following table presents Northern Trust’s AUM by reporting segment.
TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	CHANGE Q2-25/Q1-25	CHANGE Q2-25/Q2-24
($ In Billions)
Asset Servicing	$1,229.2	$1,160.9	$1,107.3	6%	11%
Wealth Management	468.5	446.9	419.4	5	12
Total AUM	$1,697.7	$1,607.8	$1,526.7	6%	11%
Total AUM increased compared to the prior quarter primarily reflecting favorable markets.
Total AUM increased compared to the prior-year quarter primarily reflecting favorable markets and net new business.
The following table presents the allocation of Northern Trust’s AUM by reporting segment.
TABLE 10: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2025			MARCH 31, 2025			JUNE 30, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	54%	59%	56%	54%	57%	55%	55%	58%	56%
Fixed Income Securities	11	20	13	11	20	14	11	20	14
Cash and Other Assets	18	21	19	19	23	19	19	22	19
Securities Lending Collateral	17	—	12	16	—	12	15	—	11
The following table presents Northern Trust’s AUM by investment type.
TABLE 11: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	CHANGE Q2-25/Q1-25	CHANGE Q2-25/Q2-24
Equities	$943.6	$880.0	$856.9	7%	10%
Fixed Income Securities	223.5	221.4	211.6	1	6
Cash and Other Assets	324.6	315.3	297.5	3	9
Securities Lending Collateral	206.0	191.1	160.7	8	28
Total AUM	$1,697.7	$1,607.8	$1,526.7	6%	11%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents activity in consolidated AUM by product.
TABLE 12: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	JUNE 30, 2025	MARCH 31, 2025	DECEMBER 31, 2024	SEPTEMBER 30, 2024	JUNE 30, 2024
Beginning Balance of AUM	$1,607.8	$1,610.4	$1,621.8	$1,526.7	$1,500.7
Net Inflows (Outflows) by Product
Equities	(25.2)	(9.5)	0.7	(1.1)	(3.9)
Fixed Income	(1.4)	(1.0)	3.9	1.0	3.6
Cash and Other Assets	12.4	7.4	0.1	23.1	7.3
Securities Lending Collateral	14.9	14.7	0.3	15.4	(2.6)
Net Inflows (Outflows)	0.7	11.6	5.0	38.4	4.4
Total Market Performance, Currency & Other	89.2	(14.2)	(16.4)	56.7	21.6
Ending Balance of AUM	$1,697.7	$1,607.8	$1,610.4	$1,621.8	$1,526.7

Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 13: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Foreign Exchange Trading Income	$50.6	$58.4	$(7.8)	(13)%	$109.3	$115.4	$(6.1)	(5)%
Treasury Management Fees	9.7	9.0	0.7	7	19.3	18.3	1.0	5
Security Commissions and Trading Income	39.6	34.3	5.3	16	78.7	72.2	6.5	9
Other Operating Income	56.4	924.7	(868.3)	(94)	107.1	985.7	(878.6)	(89)
Investment Security Gains (Losses), net	—	0.1	0.1	N/M	—	(189.3)	189.3	N/M
Total Other Noninterest Income	$156.3	$1,026.5	$(870.2)	(85)%	$314.4	$1,002.3	$(687.9)	(69)%
N/M - Not meaningful

For the three months ended June 30, 2025 and six months ended June 30, 2025, Foreign Exchange Trading Income decreased compared to the prior-year quarter and the prior-year period primarily due to an unfavorable impact from foreign exchange swap activity executed by our Treasury department, partially offset by higher client volumes.
For the three months ended June 30, 2025 and six months ended June 30, 2025, Other Operating Income decreased compared to the prior-year quarter and prior-year period primarily due to the $878.4 million net gain related to Northern Trust’s participation in the Visa Exchange Offer, partially offset by a $7.6 million charge for investment impairments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded in the prior year.
For the six months ended June 30, 2024, Investment Security Gains (Losses), net reflects a $189.3 million available for sale debt security loss related to repositioning of the portfolio.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates changes affecting Net Interest Income and an analysis of Net Interest Income changes for the three months ended June 30, 2025.
TABLE 14: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2025			2024
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$436.4	$43,655.3	4.01%	$457.6	$35,924.1	5.12%
Interest-Bearing Due from and Deposits with Banks(1)	21.8	5,321.5	1.64	31.4	4,999.7	2.53
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	693.2	713.2	389.92	863.5	732.2	474.27
Debt Securities
Available for Sale	367.6	31,415.0	4.69	364.8	26,591.4	5.52
Held to Maturity	96.3	20,895.9	1.85	113.4	23,373.8	1.95
Total Debt Securities	463.9	52,310.9	3.56	478.2	49,965.2	3.85
Loans(3)	576.9	41,158.0	5.62	650.7	41,034.6	6.38
Other Interest-Earning Assets(4)	25.3	2,663.1	3.81	32.0	2,745.3	4.68
Total Interest-Earning Assets	2,217.5	145,822.0	6.10	2,513.4	135,401.1	7.47
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,069.8	—	—	1,802.0	—
Other Noninterest-Earning Assets	—	10,827.4	—	—	10,798.1	—
Total Assets	$—	$157,719.2	—%	$—	$148,001.2	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$222.6	$28,797.4	3.10%	$257.1	$27,554.9	3.75%
Savings Certificates and Other Time	71.5	6,652.0	4.31	78.4	6,027.4	5.23
Non-U.S. Offices — Interest-Bearing	427.9	70,158.0	2.45	562.8	63,216.3	3.58
Total Interest-Bearing Deposits	722.0	105,607.4	2.74	898.3	96,798.6	3.73
Federal Funds Purchased	24.4	2,469.0	3.97	38.7	3,010.7	5.16
Securities Sold under Agreements to Repurchase(2)	680.6	584.6	467.05	851.5	574.6	596.00
Other Borrowings(6)	80.4	7,008.2	4.60	95.3	7,053.5	5.43
Senior Notes	39.0	2,818.2	5.55	44.1	2,728.7	6.50
Long-Term Debt	55.9	4,087.8	5.48	55.7	4,071.1	5.50
Total Interest-Bearing Liabilities	1,602.3	122,575.2	5.24	1,983.6	114,237.2	6.98
Interest Rate Spread	—	—	0.86	—	—	0.49
Demand and Other Noninterest-Bearing Deposits	—	16,770.4	—	—	16,543.0	—
Other Noninterest-Bearing Liabilities	—	5,761.5	—	—	4,862.2	—
Stockholders’ Equity	—	12,612.1	—	—	12,358.8	—
Total Liabilities and Stockholders’ Equity	$—	$157,719.2	—%	$—	$148,001.2	—%
Less: FTE Adjustment	$4.7	$—	—%	$6.9	$—	—%
Net Interest Income/Margin (Unadjusted)	$610.5	$—	1.68%	$522.9	$—	1.55%
Net Interest Income/Margin (FTE Adjusted)(8)	$615.2	$—	1.69%	$529.8	$—	1.57%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.0 billion and $62.9 billion for the three months ended June 30, 2025 and 2024, respectively. Excluding the impact of netting for the three months ended June 30, 2025 and 2024, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.43% and 5.46%, respectively. Excluding the impact of netting for the three months ended June 30, 2025 and 2024, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.36% and 5.39%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)

TABLE 15: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2025 VS. 2024
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$109.5	$(130.7)	$(21.2)
Interest-Bearing Due from and Deposits with Banks	2.7	(12.3)	(9.6)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	(14.4)	(155.9)	(170.3)
Debt Securities
Available for Sale	95.6	(92.8)	2.8
Held to Maturity	(9.7)	(7.4)	(17.1)
Total Debt Securities	85.9	(100.2)	(14.3)
Loans	2.9	(76.7)	(73.8)
Other Interest-Earning Assets	(0.6)	(6.1)	(6.7)
Total Interest Income	$186.0	$(481.9)	$(295.9)

Interest-Bearing Deposits
Savings, Money Market and Other	$16.8	$(51.3)	$(34.5)
Savings Certificates and Other Time	15.8	(22.7)	(6.9)
Non-U.S. Offices - Interest-Bearing	83.7	(218.6)	(134.9)
Total Interest-Bearing Deposits	116.3	(292.6)	(176.3)
Federal Funds Purchased	(3.9)	(10.4)	(14.3)
Securities Sold under Agreements to Repurchase (2)	23.4	(194.3)	(170.9)
Other Borrowings	(0.3)	(14.6)	(14.9)
Senior Notes	2.2	(7.3)	(5.1)
Long-Term Debt	0.4	(0.2)	0.2
Total Interest Expense	$138.1	$(519.4)	$(381.3)
Increase (Decrease) in Net Interest Income (FTE)	$47.9	$37.5	$85.4
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 14: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $(11.9) million and $(158.4) million, respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $(11.4) million and $(159.5) million, respectively.

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
Net Interest Income for the three months ended June 30, 2025, stated on an FTE basis, increased from the prior-year quarter, primarily driven by the favorable impact of higher deposits, lower funding costs, and foreign exchange swap activity executed by our Treasury Department. Average earning assets increased from the prior-year quarter, primarily driven by an increase in placements with the Federal Reserve and other central banks driven by higher deposits.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily driven by lower funding costs, partially offset by lower yields on earning assets.
Federal Reserve and Other Central Bank Deposits averaged $43.7 billion and increased $7.7 billion, or 22%, from $35.9 billion in the prior-year quarter. Interest-Bearing Due from and Deposits with Banks averaged $5.3 billion and increased $321.7 million, or 6%, from $5.0 billion in the prior-year quarter.
Average Securities were $52.3 billion and increased $2.3 billion, or 5%, from $50.0 billion in the prior-year quarter. Average taxable Securities were $44.0 billion in the current quarter and $43.9 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.3 billion in the current quarter and $6.1 billion in the prior-year quarter.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Federal Funds Sold and Securities Purchased under Agreements to Resell averaged $713.2 million and decreased $19.0 million, or 3%, from $732.2 million in the prior-year quarter.
Loans averaged $41.2 billion and increased $123.4 million, from $41.0 billion in the prior-year quarter.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.3 billion, $860.2 million, $342.7 million, $85.0 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $8.8 billion, or 9%, to an average of $105.6 billion in the current quarter from $96.8 billion in the prior-year quarter. Average Non-U.S. Offices Interest-Bearing Deposits comprised 66% and 65% of total average Interest-Bearing Deposits for the three months ended June 30, 2025 and 2024, respectively. Average other interest-bearing liabilities decreased $470.8 million, or 3% to an average of $17.0 billion in the current quarter from $17.4 billion in the prior-year quarter. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes for the six months ended June 30, 2025.
TABLE 16: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2025			2024
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$816.4	$40,426.1	4.07%	$917.3	$35,910.7	5.14%
Interest-Bearing Due from and Deposits with Banks(1)	45.2	5,100.7	1.79	66.0	4,708.9	2.82
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	1,380.0	554.7	501.67	1,687.4	625.3	542.67
Debt Securities
Available for Sale	719.7	30,795.1	4.71	688.0	25,320.5	5.46
Held to Maturity	200.9	21,356.3	1.90	237.2	23,936.3	1.99
Total Debt Securities	920.6	52,151.4	3.56	925.2	49,256.8	3.78
Loans (3)	1,152.5	41,117.4	5.65	1,306.5	41,310.7	6.36
Other Interest-Earning Assets(4)	49.3	2,586.2	3.85	63.9	2,796.5	4.60
Total Interest-Earning Assets	4,364.0	141,936.5	6.20	4,966.3	134,608.9	7.42
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,055.6	—	—	1,800.8	—
Other Noninterest-Earning Assets	—	11,019.2	—	—	10,150.1	—
Total Assets	$—	$154,011.3	—%	$—	$146,559.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$435.3	$28,261.9	3.11%	$510.3	$27,451.9	3.74%
Savings Certificates and Other Time	147.4	6,762.4	4.40	137.2	5,290.9	5.21
Non-U.S. Offices — Interest-Bearing	841.2	67,321.9	2.52	1,132.5	63,484.6	3.59
Total Interest-Bearing Deposits	1,423.9	102,346.2	2.81	1,780.0	96,227.4	3.72
Federal Funds Purchased	48.0	2,431.5	3.98	72.3	2,830.4	5.14
Securities Sold under Agreements to Repurchase(2)	1,353.8	513.9	531.30	1,665.4	532.4	629.08
Other Borrowings(6)	160.1	7,016.2	4.60	183.9	6,952.8	5.32
Senior Notes	77.8	2,800.0	5.60	88.2	2,738.7	6.47
Long-Term Debt	111.5	4,085.7	5.50	111.3	4,069.0	5.50
Total Interest-Related Funds	3,175.1	119,193.5	5.37	3,901.1	113,350.7	6.92
Interest Rate Spread	—	—	0.83	—	—	0.50
Demand and Other Noninterest-Bearing Deposits	—	16,820.1	—	—	16,624.8	—
Other Noninterest-Bearing Liabilities	—	5,389.6	—	—	4,513.0	—
Stockholders’ Equity	—	12,608.1	—	—	12,071.3	—
Total Liabilities and Stockholders’ Equity	$—	$154,011.3	—%	$—	$146,559.8	—%
Less: FTE Adjustment	$10.3	$—	—%	$14.2	$—	—%
Net Interest Income/Margin (Unadjusted)	$1,178.6	$—	1.67%	$1,051.0	$—	1.57%
Net Interest Income/Margin (FTE Adjusted)(8)	$1,188.9	$—	1.69%	$1,065.2	$—	1.59%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.0 billion and $61.6 billion for the six months ended June 30, 2025 and 2024, respectively. Excluding the impact of netting for the six months ended June 30, 2025 and 2024, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.45% and 5.46%, respectively. Excluding the impact of netting for the six months ended June 30, 2025 and 2024, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.36% and 5.39%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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
(8)A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 17: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2025 vs. 2024
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$75.3	$(176.2)	$(100.9)
Interest-Bearing Due from and Deposits with Banks	3.4	(24.2)	(20.8)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	(115.2)	(192.2)	(307.4)
Debt Securities
Available for Sale	113.0	(81.3)	31.7
Held to Maturity	(17.7)	(18.6)	(36.3)
Total Debt Securities	95.3	(99.9)	(4.6)
Loans and Leases	(2.6)	(151.4)	(154.0)
Other Interest-Earning Assets	(2.3)	(12.3)	(14.6)
Total Interest Income	$53.9	$(656.2)	$(602.3)

Interest-Bearing Deposits
Savings, Money Market and Other	$7.8	$(82.8)	$(75.0)
Savings Certificates and Other Time	20.8	(10.6)	10.2
Non-U.S. Offices - Interest-Bearing	35.1	(326.4)	(291.3)
Total Interest-Bearing Deposits	63.7	(419.8)	(356.1)
Federal Funds Purchased	(5.9)	(18.4)	(24.3)
Securities Sold under Agreements to Repurchase (2)	(31.7)	(279.9)	(311.6)
Other Borrowings	0.8	(24.6)	(23.8)
Senior Notes	1.0	(11.4)	(10.4)
Long-Term Debt	0.2	—	0.2
Total Interest Expense	$28.1	$(754.1)	$(726.0)
(Decrease) Increase in Net Interest Income (FTE)	$25.8	$97.9	$123.7
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)     Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 20: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $10.7 million and $(318.1) million, respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $11.9 million and $(323.5) million, respectively.

Notes:    Net Interest Income (FTE Adjusted), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for Loans, Securities and Other Interest-Earning assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. See Table 16: Average Consolidated Balance Sheets with Analysis of Net Interest Income which reflects the applied FTE adjustment. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Reconciliation to Fully Taxable Equivalent” within this MD&A. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
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
Net Interest Income for the six months ended June 30, 2025, stated on an FTE basis, increased from the prior-year period, primarily driven by the favorable impact of higher deposits, lower funding costs, and foreign exchange swap activity executed by our Treasury department. Average earning assets increased from the prior-year period, primarily driven by an increase in placements with the Federal Reserve and other central banks driven by higher deposits.
The net interest margin on an FTE basis increased from the prior-year period, primarily driven by lower funding costs, partially offset by lower yields on earning assets.
Federal Reserve and Other Central Bank Deposits averaged $40.4 billion and increased $4.5 billion, or 13%, from $35.9 billion in the prior-year period. Interest-Bearing Due from and Deposits with Banks averaged $5.1 billion and increased $391.8 million, or 8%, from $4.7 billion in the prior-year period.
Average Securities were $52.2 billion and increased $2.9 billion, or 6%, from $49.3 billion in the prior-year period. Average taxable securities were $44.0 billion in the current period and $43.6 billion in the prior-year period. Average nontaxable securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.2 billion in the current period and $5.7 billion in the prior-year period.
Federal Funds Sold and Securities Purchased under Agreements to Resell averaged $554.7 million, a decrease of $70.6 million, or 11%, from $625.3 million in the prior-year period.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Loans averaged $41.1 billion and decreased $0.2 billion, from $41.3 billion in the prior-year period.
Average Other Interest-Earning Assets include collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.2 billion, $862.9 million, $342.7 million, $85.0 million, and $70.0 million respectively, which are recorded in Other Assets on the consolidated balance sheets.
Northern Trust utilizes a diverse mix of funding sources. Average Interest-Bearing Deposits increased $6.1 billion, or 6%, to an average of $102.3 billion in the current period from $96.2 billion in the prior-year period. Average non-U.S. offices interest-bearing deposits comprised 66% of total average interest-bearing deposits for both the six months ended June 30, 2025 and 2024. Other average interest-related funding decreased $276.0 million, or 2%, to an average of $16.8 billion in the current period from $17.1 billion in the prior-year period. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.
Provision for Credit Losses
For the three and six months ended June 30, 2025, the Provision for Credit Losses was $16.5 million and $17.5 million, respectively. The provision for the three and six months ended June 30, 2025, resulted from an increase in specific reserves related to a small number of non-performing loans and an increase in the collective reserve resulting primarily from a worsening macroeconomic outlook, partially offset by sector and portfolio-specific improvements within the Commercial Real Estate (CRE) portfolio. Net recoveries in the current quarter were $0.3 million, reflecting $0.4 million of recoveries and $0.1 million of charge-offs. Net recoveries in the current-year period totaled $0.5 million reflecting $0.9 million of recoveries and $0.4 million of charge-offs.
For the three months ended June 30, 2024, there was a Provision for Credit Losses of $8.0 million which resulted from an increase in the collective reserve, driven by modest deterioration in credit quality in the commercial and institutional (C&I) portfolio and expectations for weaker Commercial Real Estate (CRE) prices. The prior-year quarter included $0.1 million net recoveries, reflecting $0.4 million of recoveries and $0.3 million of charge-offs.
For the six months ended June 30, 2024, there was a negative Provision for Credit Losses of $0.5 million primarily due to a decrease in the collective basis reserve, driven by one Commercial loan charge-off. Net charge-offs in the prior-year period totaled $10.3 million resulting from $11.4 million of charge-offs and $1.1 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 18: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Compensation	$614.8	$665.2	$(50.4)	(8)%	$1,259.2	$1,292.3	$(33.1)	(3)%
Employee Benefits	117.7	100.2	17.5	17	227.4	201.3	26.1	13
Outside Services	247.0	260.9	(13.9)	(5)	492.2	490.2	2.0	—
Equipment and Software	293.7	277.5	16.2	6	574.6	530.2	44.4	8
Occupancy	52.5	54.8	(2.3)	(4)	105.9	108.9	(3.0)	(3)
Other Operating Expense	90.9	175.3	(84.4)	(48)	174.9	275.7	(100.8)	(37)
Total Noninterest Expense	$1,416.6	$1,533.9	$(117.3)	(8)%	$2,834.2	$2,898.6	$(64.4)	(2)%
For the three months ended June 30, 2025, Compensation expense, the largest component of Noninterest Expense, decreased compared to the prior-year quarter primarily due to a severance related charge of $81.8 million in the prior-year quarter, partially offset by an increase in headcount, higher base pay adjustments and unfavorable currency movements in the current quarter.
For the three months ended June 30, 2025, Employee Benefits expense increased compared to the prior-year quarter primarily driven by higher medical costs and higher payroll taxes. For the six months ended June 30, 2025, Employee Benefits expense increased compared to the prior-year period primarily driven by higher medical costs.
For the three months ended June 30, 2025, Outside Services expense decreased compared to the prior-year quarter primarily due to a decrease in consulting services.
For the three and six months ended June 30, 2025, Equipment and Software expense increased compared to the prior-year quarter and the prior-year period primarily due to higher software amortization and higher software support and rental expense, partially offset by $16.4 million of software acceleration and disposition charges recorded in the prior year.
For the three months ended June 30, 2025, Other Operating Expense decreased compared to the prior-year quarter primarily due to a $70 million charitable contribution and a $10.6 million legal settlement recorded in the prior year. For the six months ended June 30, 2025, Other Operating Expense decreased compared to the prior-year period primarily due to a $70 million charitable contribution and a $10.6 million legal settlement recorded in the prior year, as well as lower expense associated with supplemental compensation plans.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2025 was $143.5 million, representing an effective tax rate of 25.4%, compared to $277.5 million in the prior-year quarter, representing an effective tax rate of 23.6%. The effective tax rate increased compared to the prior-year quarter primarily due to favorable discrete tax benefits recognized in the prior year in connection with state tax legislation and the resolution of state income tax audits.
Income tax expense for the six months ended June 30, 2025 was $272.9 million, representing an effective tax rate of 25.1%, compared to $353.4 million in the prior-year period, representing an effective tax rate of 24.1%. The effective tax rate increased compared to the prior-year period primarily due to favorable discrete tax benefits recognized in the prior year in connection with state tax legislation and the resolution of state income tax audits.
On July 4, 2025, The One Big Beautiful Bill Act (the “Bill”) was enacted into law. The significant provisions of the Bill include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of the Bill but it is not expected to have a material impact on our consolidated financial statements.

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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing an FTP methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an FTE basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain corporate transactions and costs incurred associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within Other.
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $4.7 million and $10.3 million for the three and six months ended June 30, 2025 respectively, and $6.9 million and $14.2 million for the three and six months ended June 30, 2024 , respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so.
Effective January 2025, certain operations support activities were moved out of Asset Servicing and Wealth Management in connection with the formation of the Enterprise Chief Operating Office. The Enterprise Chief Operating Office provides operational support to Asset Servicing and Wealth Management. Its expenses are included within Other and are fully allocated to Asset Servicing and Wealth Management. Prior-year segment results have been recast, where practical, to reflect the organizational changes.
For further details, please refer to Note 9—Reporting Segments to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2025 and 2024.

REPORTING SEGMENTS (continued)
TABLE 19: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$691.8	$650.6	$539.3	$515.5	$—	$—	$1,231.1	$1,166.1
Foreign Exchange Trading Income (Loss)	61.0	62.2	(10.4)	(3.8)	—	—	50.6	58.4
Other Noninterest Income	70.6	59.4	34.6	30.0	0.5	878.7	105.7	968.1
Total Noninterest Income	823.4	772.2	563.5	541.7	0.5	878.7	1,387.4	2,192.6
Net Interest Income (Expense)(1)	347.2	282.7	268.3	244.3	(5.0)	(4.1)	610.5	522.9
Revenue(1)	1,170.6	1,054.9	831.8	786.0	(4.5)	874.6	1,997.9	2,715.5
Provision for Credit Losses	3.9	4.5	11.2	5.0	1.4	(1.5)	16.5	8.0
Noninterest Expense
Compensation	75.2	132.4	142.2	155.2	397.4	377.6	614.8	665.2
Employee Benefits	16.4	17.2	22.9	20.6	78.4	62.4	117.7	100.2
Outside Services	43.9	52.4	17.0	12.6	186.1	195.9	247.0	260.9
Allocated Expense	740.7	689.2	305.0	307.8	(1,045.7)	(997.0)	—	—
Other Segment Items(2)	19.4	23.6	23.9	22.1	393.8	461.9	437.1	507.6
Total Noninterest Expense	895.6	914.8	511.0	518.3	10.0	100.8	1,416.6	1,533.9
Income (Loss) before Income Taxes(1)	271.1	135.6	309.6	262.7	(15.9)	775.3	564.8	1,173.6
Provision for Income Taxes(1)	58.1	29.2	75.6	66.3	9.8	182.0	143.5	277.5
Net Income (Loss)	$213.0	$106.4	$234.0	$196.4	$(25.7)	$593.3	$421.3	$896.1
Percentage of Consolidated Net Income	51%	12%	56%	22%	(7)%	66%	100%	100%
Average Assets	$117,044.6	$108,290.3	$39,094.5	$38,828.7	$1,580.1	$882.2	$157,719.2	$148,001.2
Average Loans	$5,812.8	$6,472.3	$35,345.2	$34,562.3	$—	$—	$41,158.0	$41,034.6
Average Deposits	$95,506.7	$86,223.0	$25,291.0	$26,236.4	$1,580.1	$882.2	$122,377.8	$113,341.6
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year quarter items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain related to Northern Trust’s participation in the Visa Exchange Offer in the prior-year quarter.

REPORTING SEGMENTS (continued)

(In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,363.7	$1,290.2	$1,081.2	$1,018.8	$—	$—	$2,444.9	$2,309.0
Foreign Exchange Trading Income (Loss)	124.9	122.1	(15.6)	(6.7)	—	—	109.3	115.4
Other Noninterest Income (Loss)	139.2	130.1	68.1	68.5	(2.2)	688.3	205.1	886.9
Total Noninterest Income (Loss)	1,627.8	1,542.4	1,133.7	1,080.6	(2.2)	688.3	2,759.3	3,311.3
Net Interest Income(1)	670.9	575.3	518.4	485.7	(10.7)	(10.0)	1,178.6	1,051.0
Revenue(1)	2,298.7	2,117.7	1,652.1	1,566.3	(12.9)	678.3	3,937.9	4,362.3
Provision for Credit Losses	6.0	(1.3)	10.3	3.3	1.2	(2.5)	17.5	(0.5)
Noninterest Expense
Compensation	169.5	228.1	293.3	299.9	796.4	764.3	1,259.2	1,292.3
Employee Benefits	33.8	34.3	45.0	41.1	148.6	125.9	227.4	201.3
Outside Services	90.8	101.9	31.3	22.5	370.1	365.8	492.2	490.2
Allocated Expense	1,450.3	1,355.0	611.9	603.9	(2,062.2)	(1,958.9)	—	—
Other Segment Items(2)	41.8	44.8	46.4	40.4	767.2	829.6	855.4	914.8
Total Noninterest Expense	1,786.2	1,764.1	1,027.9	1,007.8	20.1	126.7	2,834.2	2,898.6
Income before Income Taxes(1)	506.5	354.9	613.9	555.2	(34.2)	554.1	1,086.2	1,464.2
Provision for Income Taxes(1)	108.9	77.7	150.1	139.9	13.9	135.8	272.9	353.4
Net Income	$397.6	$277.2	$463.8	$415.3	$(48.1)	$418.3	$813.3	$1,110.8
Percentage of Consolidated Net Income	49%	25%	57%	37%	(6)%	38%	100%	100%
Average Assets	$113,432.9	$107,563.3	$39,121.2	$38,502.4	$1,457.2	$494.1	$154,011.3	$146,559.8
Average Loans	$5,781.2	$6,690.9	$35,336.2	$34,619.8	$—	$—	$41,117.4	$41,310.7
Average Deposits	$92,418.8	$86,455.9	$25,290.3	$25,902.2	$1,457.2	$494.1	$119,166.3	$112,852.2
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year period items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain related to Northern Trust’s participation in the Visa Exchange Offer, partially offset by a loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, both in the prior-year period.

Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Other Noninterest Income
Other Noninterest Income increased $11.2 million, or 19%, from the prior-year quarter and increased $9.1 million, or 7% from the prior-year period, primarily driven by an increase in securities commissions and trading income and a loss resulting from a securities positioning related to the supplemental pension plan recorded in the prior year.
Asset Servicing Net Interest Income
For the three months ended June 30, 2025, Net Interest Income stated on an FTE basis increased $64.5 million, or 23%, from the prior-year quarter, primarily driven by the favorable impact of higher deposits. For the six months ended June 30, 2025, Net Interest Income stated on an FTE basis increased $95.6 million, or 17% from the prior-year period, primarily due to the favorable impact of higher deposits and lower funding costs.
Asset Servicing Provision for Credit Losses
The Provision for Credit Losses for the three and six months ended June 30, 2025, reflected an increase in the collective reserve resulting primarily from a worsening macroeconomic outlook.

REPORTING SEGMENTS (continued)
Wealth Management
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Net Interest Income
For the three months ended June 30, 2025, Net Interest Income stated on an FTE basis increased $24.0 million, or 10%, from the prior-year quarter, primarily driven by lower funding costs, partially offset by a decline in loan yields. For the six months ended June 30, 2025, Net Interest Income increased $32.7 million, or 7%, from the prior-year period, also primarily due to lower funding costs, partially offset by a decline in loan yields.
Wealth Management Provision for Credit Losses
The Provision for Credit Losses for the three and six months ended June 30, 2025, reflected an increase in specific reserves related to a small number of non-performing loans and an increase in the collective reserve resulting primarily from a worsening macroeconomic outlook, partially offset by sector and portfolio-specific improvements in the CRE portfolio.

Other
Other—Noninterest Income
For the three months ended June 30, 2025, Other Noninterest Income decreased $878.2 million, from the prior-year quarter primarily due to the $878.4 million gain related to the net impact from Northern Trust’s participation in the Visa Exchange Offer in the prior-year quarter. For the six months ended June 30, 2025, Other Noninterest Income decreased $690.5 million from the prior-year period primarily due to the net gain from Northern Trust’s participation in the Visa Exchange Offer, partially offset by the loss on sale of available for sale debt securities arising from a repositioning of the portfolio, both of which occurred in the prior-year period.
Other—Noninterest Expense
For the three and six months ended June 30, 2025, Other Noninterest Expense decreased $90.8 million, or 90%, from the prior-year quarter and decreased $106.6 million, or 84%, from the prior-year period, primarily due to a $70.0 million charitable contribution and $10.6 million legal settlement both recorded in the prior year.

CONSOLIDATED BALANCE SHEETS
The following tables summarize selected consolidated balance sheet information.
TABLE 20: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2025	DECEMBER 31, 2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$52.3	$38.8	$13.5	35%
Interest-Bearing Due from and Deposits with Banks(1)	6.8	5.6	1.2	22
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.9	0.4	0.5	104
Total Debt Securities	53.7	51.3	2.4	5
Loans	43.3	43.4	(0.1)	—
Other Interest-Earning Assets(2)	2.5	2.7	(0.2)	(8)
Total Earning Assets	159.5	142.2	17.3	12
Total Assets	171.9	155.5	16.4	11
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	111.9	98.1	13.8	14
Demand and Other Noninterest-Bearing Deposits	25.1	24.4	0.7	3
Federal Funds Purchased	2.4	2.2	0.2	11
Securities Sold under Agreements to Repurchase	0.8	0.5	0.3	82
Other Borrowings(3)	6.5	6.5	—	—
Total Stockholders’ Equity	12.9	12.8	0.1	1
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
TABLE 21: SELECT AVERAGE CONSOLIDATED BALANCE SHEET INFORMATION

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Billions)	2025	2024	CHANGE		2025	2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$43.7	$35.9	$7.8	22%	$40.4	$35.9	$4.5	13%
Interest-Bearing Due from and Deposits with Banks(1)	5.3	5.0	0.3	6	5.1	4.7	0.4	8
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.7	0.7	—	(3)	0.6	0.6	—	(11)
Total Debt Securities	52.3	50.0	2.3	5	52.2	49.3	2.9	6
Loans	41.1	41.0	0.1	—	41.1	41.3	(0.2)	—
Other Interest-Earning Assets(2)	2.7	2.8	(0.1)	(3)	2.5	2.8	(0.3)	(8)
Total Earning Assets	145.8	135.4	10.4	8	141.9	134.6	7.3	5
Total Assets	157.7	148.0	9.7	7	154.0	146.6	7.4	5
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	105.6	96.8	8.8	9	102.3	96.2	6.1	6
Demand and Other Noninterest-Bearing Deposits	16.8	16.5	0.3	1	16.8	16.6	0.2	1
Federal Funds Purchased	2.5	3.0	(0.5)	(18)	2.4	2.8	(0.4)	(14)
Securities Sold under Agreements to Repurchase	0.6	0.6	—	2	0.5	0.5	—	(3)
Other Borrowings(3)	7.0	7.1	(0.1)	(1)	7.0	7.0	—	1
Total Stockholders’ Equity	12.6	12.4	0.2	2	12.6	12.1	0.5	4
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by the timing of deposit and withdrawal activity involving large client balances. Average earning assets increased from the prior-year quarter and prior-year period primarily driven by an increase in placements with the Federal Reserve and other central banks driven by higher deposits.

CONSOLIDATED BALANCE SHEETS (continued)
Select Earning Assets. Average securities increased from the prior-year quarter and prior-year period reflecting runoff reinvestments and portfolio repositioning. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4—Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Client Deposits. Average Interest-Bearing Deposits increased from the prior-year quarter and prior-year period primarily due to increased client activity as a result of market volatility and portfolio rebalancing.
Short-Term Borrowings. Short-term borrowings includes Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and Other Borrowings. These balances are primarily driven by sources of strategic funding needs.
Stockholders’ Equity. During the three and six months ended June 30, 2025, the Corporation declared cash dividends totaling $146.2 million and $294.4 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively. During the three and six months ended June 30, 2024, the Corporation declared cash dividends totaling $154.3 million and $307.7 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively.
For the three and six months ended June 30, 2025, the Corporation repurchased 3,374,980 and 5,991,218 shares of common stock, respectively, at a total cost of $339.4 million ($100.57 average price per share) and $626.6 million ($104.59 average price per share), respectively, including 10,622 and 421,754 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively.
For the three and six months ended June 30, 2024, the Corporation repurchased 3,001,216 and 4,648,742 shares of common stock respectively, at a total cost of $250.8 million ($83.57 average price per share), $382.8 million ($82.35 average price per share), respectively, including 9,394 and 383,017 shares, respectively, withheld to satisfy tax withholding obligations related to share-based compensation.

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
TABLE 22: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Government	$8,286.0	$—	$—	$—	$—	$8,286.0
Obligations of States and Political Subdivisions	40.0	266.8	—	—	—	306.8
Government Sponsored Agency	15,838.9	—	—	—	—	15,838.9
Non-U.S. Government	313.2	—	—	—	—	313.2
Corporate Debt	—	42.6	50.8	—	—	93.4
Covered Bonds	192.4	43.1	—	—	—	235.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,313.2	459.6	198.1	—	—	4,970.9
Other Asset-Backed	1,687.9	—	—	—	—	1,687.9
Commercial Mortgage-Backed	517.8	—	—	—	—	517.8
Total Available for Sale	$31,189.4	$812.1	$248.9	$—	$—	$32,250.4
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,016.4	$1,512.6	$—	$—	$—	$2,529.0
Government Sponsored Agency	8,443.5	—	—	—	—	8,443.5
Non-U.S. Government	356.5	965.4	1,190.0	364.5	—	2,876.4
Corporate Debt	—	193.7	103.8	—	—	297.5
Covered Bonds	1,541.7	—	—	—	—	1,541.7
Certificates of Deposit	503.2	—	—	—	33.0	536.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,458.7	1,020.9	32.0	1.2	—	4,512.8
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	54.7	—	—	—	571.4	626.1
Total Held to Maturity	$15,374.7	$3,730.2	$1,325.8	$365.7	$604.4	$21,400.8
Percent of Total Held to Maturity	72%	17%	6%	2%	3%	100%
Total Debt Securities	$46,564.1	$4,542.3	$1,574.7	$365.7	$604.4	$53,651.2
Percent of Total Debt Securities	87%	8%	3%	1%	1%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$7,367.5	$—	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	38.5	259.1	—	—	—	297.6
Government Sponsored Agency	13,288.9	—	—	—	—	13,288.9
Non-U.S. Government	296.8	—	—	—	—	296.8
Corporate Debt	4.6	54.7	104.5	—	—	163.8
Covered Bonds	230.9	—	—	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,021.4	446.6	115.1	—	—	4,583.1
Other Asset-Backed	2,182.7	—	—	—	—	2,182.7
Commercial Mortgage-Backed	571.2	19.0	—	—	—	590.2
Total Available for Sale	$28,002.5	$779.4	$219.6	$—	$—	$29,001.5
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Total Debt Securities	$43,783.4	$4,183.5	$2,428.3	$312.6	$590.4	$51,298.2
Percent of Total Debt Securities	85%	8%	5%	1%	1%	100%
As of June 30, 2025 and December 31, 2024, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
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
Nonaccrual Loans and Other Real Estate Owned
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. There was no outstanding OREO as of June 30, 2025 and December 31, 2024.

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
TABLE 23: NONACCRUAL ASSETS

	JUNE 30, 2025			DECEMBER 31, 2024
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$44.1		47%	$29.8		53%
Commercial Real Estate	5.6		6	5.6		10
Non-U.S.	0.5		1	0.5		1
Total Commercial	$50.2		54%	$35.9		64%
Personal
Private Client	$11.7		13%	$2.3		4%
Residential Real Estate	30.9		33	17.8		32
Total Personal	$42.6		46%	$20.1		36%
Total Nonaccrual Loans	92.8			56.0
90 Day Past Due Loans Still Accruing	$39.9			$82.3
Nonaccrual Loans to Total Loans	0.21%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	1.9	x		3.0	x
Nonaccrual assets of $92.8 million as of June 30, 2025, were $36.8 million, or 66%, higher than December 31, 2024, primarily due to downgrades of a small number of loans across multiple segments. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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

ASSET QUALITY (continued)
Allowance for Credit Losses (continued)
As of June 30, 2025, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $180.5 million, $34.7 million, $6.9 million, and $1.1 million, respectively. As of December 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $168.0 million, $30.4 million, $6.5 million, and $1.0 million, respectively. There was a $0.9 million and $0.2 million allowance for credit losses related to AFS debt securities as of June 30, 2025 and December 31, 2024, respectively. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the three and six months ended June 30, 2025 and June 30, 2024 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses.
The following table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 24: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	JUNE 30, 2025		DECEMBER 31, 2024
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$13.5	—%	$3.2	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	80.0	23	59.3	24
Commercial Real Estate	87.2	12	105.3	12
Non-U.S.	1.6	6	1.0	5
Other	—	5	—	5
Total Commercial	168.8	46	165.6	46
Personal
Private Client	13.1	38	9.7	37
Residential Real Estate	18.3	14	18.7	14
Non-U.S.	1.5	1	1.2	2
Other	—	1	—	1
Total Personal	32.9	54	29.6	54
Total Allowance Evaluated on a Collective Basis	$201.7		$195.2
Total Allowance for Credit Losses	$215.2		$198.4
Allowance Assigned to
Loans	$180.5		$168.0
Undrawn Commitments and Standby Letters of Credit	34.7		30.4
Total Allowance for Credit Losses	$215.2		$198.4
Allowance Assigned to Loans to Total Loans	0.42%		0.39%

ASSET QUALITY (continued)

Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 25: COMMERCIAL REAL ESTATE LOANS

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Commercial Mortgages
Apartment/ Multi-family	$1,511.4	$1,599.9
Office	938.2	944.4
Industrial/ Warehouse	916.3	906.1
Retail	672.8	665.6
Other	642.8	630.3
Total Commercial Mortgages	4,681.5	4,746.3
Construction, Acquisition and Development Loans	584.5	567.9
Total Commercial Real Estate Loans	$5,266.0	$5,314.2
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
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2025 and 2024.
TABLE 26: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024
Net cash provided by (used in):
Operating activities	$4,619.3	$1,537.7
Investing activities	(13,906.6)	(3,842.9)
Financing activities	10,340.6	4,298.2
Effect of Foreign Currency Exchange Rates on Cash	692.9	(217.5)
Change in Cash and Due from Banks	$1,746.2	$1,775.5

STATEMENTS OF CASH FLOWS (continued)
Operating Activities
Net cash provided by operating activities of $4.6 billion for the six months ended June 30, 2025 was primarily attributable to lower net collateral deposited with derivative counterparties and period earnings.
Net cash provided by operating activities of $1.5 billion for the six months ended June 30, 2024 was primarily attributable to period earnings and net changes in other operating activities, partially offset by higher net collateral deposited with derivative counterparties and increases in receivables and pension plan contributions.
Investing Activities
Net cash used in investing activities of $13.9 billion for the six months ended June 30, 2025 was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by net proceeds associated with HTM debt securities.
Net cash used in investing activities of $3.8 billion for the six months ended June 30, 2024 was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by the net proceeds received from the sale of certain Visa shares and net proceeds associated with loans and HTM debt securities.
Financing Activities
Net cash provided by financing activities of $10.3 billion for the six months ended June 30, 2025 was primarily attributable to the increased levels of total deposits, partially offset by increased share repurchases.
Net cash provided by financing activities of $4.3 billion for the six months ended June 30, 2024 was primarily attributable to the increased levels of total deposits, partially offset by decreased levels of federal funds purchased, increased share repurchases, and securities sold under agreements to repurchase.
REGULATORY CAPITAL
Capital ratios remained strong at June 30, 2025, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to regulatory capital standards. In adhering to these standards, Northern Trust engages in a range of reporting and activities with regulators to affirm our financial strength and stability, including but not limited to, capital adequacy reporting that deducts any unrealized losses related to AFS securities from reported capital, and stringent, annual company-run and supervisory stress testing in the form of CCAR exercises, which confirms our ability to remain solvent under severely adverse market conditions.
The results of the 2025 Dodd-Frank Act Stress Test (DFAST), published by the Federal Reserve Board on June 27, 2025, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle beginning on October 1, 2025 through September 30, 2026.
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

REGULATORY CAPITAL (continued)
The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital under the applicable U.S. regulatory rules as of June 30, 2025, December 31, 2024 and June 30, 2024.
TABLE 27: REGULATORY CAPITAL

	JUNE 30, 2025		DECEMBER 31, 2024		JUNE 30, 2024
($ In Millions)	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$11,981.6	$11,981.6	$11,903.5	$11,903.5	$11,771.0	$11,771.0
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(720.4)	(720.4)	(699.0)	(699.0)	(709.0)	(709.0)
Other	(153.0)	(153.0)	(166.3)	(166.3)	(130.4)	(130.4)
Total Common Equity Tier 1 Capital	11,108.2	11,108.2	11,038.2	11,038.2	10,931.6	10,931.6
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.8	884.8	884.9	884.9
Other	(54.6)	(54.6)	(52.8)	(52.8)	(47.6)	(47.6)
Total Additional Tier 1 Capital	830.3	830.3	832.0	832.0	837.3	837.3
Total Tier 1 Capital	11,938.5	11,938.5	11,870.2	11,870.2	11,768.9	11,768.9
Tier 2 Capital
Qualifying Allowance for Credit Losses	223.3	—	205.9	—	208.9	—
Qualifying Subordinated Debt	1,347.1	1,347.1	1,347.1	1,347.1	1,495.3	1,495.3
Total Tier 2 Capital	1,570.4	1,347.1	1,553.0	1,347.1	1,704.2	1,495.3
Total Risk-Based Capital	$13,508.9	$13,285.6	$13,423.2	$13,217.3	$13,473.1	$13,264.2
Risk-Weighted Assets(1)	$91,385.4	$74,176.8	$88,939.7	$75,920.9	$86,750.6	$78,399.7
Total Assets – End of Period (EOP)	171,883.6	171,883.6	155,508.4	155,508.4	156,797.1	156,797.1
Adjusted Average Assets(2)	156,854.5	156,854.5	145,666.8	145,666.8	146,998.5	146,998.5
Total Loans – EOP	43,323.4	43,323.4	43,390.6	43,390.6	42,135.2	42,135.2
Common Stockholders’ Equity to:
Total Loans – EOP	27.66%	27.66%	27.43%	27.43%	27.94%	27.94%
Total Assets – EOP	6.97	6.97	7.65	7.65	7.51	7.51
(1) Risk-weighted assets exclude, as applicable under each regulatory approach, amounts primarily related to goodwill, certain other intangible assets, and net unrealized gains or losses on securities and reflect adjustments for excess allowances for credit losses that have been excluded from Tier 1 and Tier 2 capital, if any.
(2) Adjusted average assets exclude amounts primarily related to goodwill, other intangible assets, and net unrealized gains or losses on securities.

REGULATORY CAPITAL (continued)
The table below provides capital ratios, as well as the required minimum capital ratios, for Northern Trust Corporation and The
Northern Trust Company.

TABLE 28: REGULATORY CAPITAL RATIOS

	Standardized Approach			Advanced Approach
	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	December 31, 2024	June 30, 2024	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Northern Trust Corporation
Common Equity Tier 1 Capital	12.2%	12.4%	12.6%	15.0%	14.5%	13.9%	N/A	4.5%
Tier 1 Capital	13.1	13.3	13.6	16.1	15.6	15.0	6.0	6.0
Total Capital	14.8	15.1	15.5	17.9	17.4	16.9	10.0	8.0
Tier 1 Leverage	7.6	8.1	8.0	7.6	8.1	8.0	N/A	4.0
Supplementary Leverage	N/A	N/A	N/A	9.1	8.9	9.1	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.4%	11.4%	12.9%	14.3%	13.6%	14.6%	6.5%	4.5%
Tier 1 Capital	11.4	11.4	12.9	14.3	13.6	14.6	8.0	6.0
Total Capital	12.8	12.8	14.6	15.7	15.0	16.1	10.0	8.0
Tier 1 Leverage	6.6	6.9	7.6	6.6	6.9	7.6	5.0	4.0
Supplementary Leverage	N/A	N/A	N/A	7.9	7.5	8.6	3.0	3.0

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
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
Other accounting pronouncements that were issued by the FASB but not yet adopted as of June 30, 2025 are not expected to have a material impact on Northern Trust’s consolidated balance sheets or consolidated statements of income upon adoption.
RISK MANAGEMENT
Liquidity Risk
Liquidity risk is the risk of not being able to raise sufficient funds or maintain collateral to meet balance sheet and contingent liability cash flow obligations when due, because of firm-specific or market-wide stress events. Northern Trust is a Category II institution as defined by the Federal Reserve Board which requires us to adhere to the same regulatory liquidity standards as U.S. global systemically important bank holding companies (GSIBs). In adhering to these standards, Northern Trust engages in a range of reporting and other activities with regulators to affirm our financial strength and stability, including but not limited to, daily LCR and Net Stable Funding Ratio calculations to regulators.
We maintain a highly liquid balance sheet consisting principally of cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets, and investment securities, which were 66% and 62% of total assets as of June 30, 2025 and December 31, 2024, respectively. 87% and 85% of Northern Trust’s securities portfolio is composed of U.S. Treasury, government sponsored agency and other triple-A rated securities as of June 30, 2025 and December 31, 2024, respectively.
Market Risk
There are two types of market risk, interest rate risk associated with the banking book and trading risk. Interest rate risk associated with the banking book is the potential for movements in interest rates to cause changes in Net Interest Income and the market value of equity, including AOCI from the AFS debt securities portfolio. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.
Northern Trust uses two primary measurement techniques to manage interest rate risk: Net Interest Income (NII) sensitivity and MVE sensitivity. NII sensitivity provides management with a short-term view of the impact of interest rate changes on NII. MVE sensitivity provides management with a long-term view of interest rate changes on MVE based on the period-end balance sheet. Higher interest rates may impact the fair value of AFS debt securities which in turn affects AOCI, which can impact regulatory capital ratios.
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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of June 30, 2025 and June 30, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 29: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	JUNE 30, 2025	JUNE 30, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$69	$22
200 Basis Points	147	41
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(89)	$(41)
200 Basis Points	(188)	$(104)
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at June 30, 2025 and December 31, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 30: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(441)	$(374)
200 Basis Points	(930)	(808)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$627	$508
200 Basis Points	1,130	951
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
TABLE 31: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024	JUNE 30, 2025	MARCH 31, 2025	JUNE 30, 2024
High	$0.6	$0.6	$1.6	$0.6	$0.6	$2.0	$0.3	$0.4	$0.3
Low	0.3	0.2	0.2	0.2	0.1	0.1	0.1	0.1	0.1
Average	0.4	0.3	0.6	0.3	0.2	0.5	0.2	0.1	0.1
Quarter-End	0.3	0.5	0.8	0.2	0.4	0.8	0.1	0.1	0.1
During the three months ended June 30, 2025, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
TABLE 32: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2025	2024	2025	2024
Net Interest Income
Interest Income - GAAP	$2,212.8	$2,506.5	$4,353.7	$4,952.1
Add: FTE Adjustment	4.7	6.9	10.3	14.2
Interest Income (FTE) - Non-GAAP	$2,217.5	$2,513.4	$4,364.0	$4,966.3

Net Interest Income - GAAP	$610.5	$522.9	$1,178.6	$1,051.0
Add: FTE Adjustment	4.7	6.9	10.3	14.2
Net Interest Income (FTE) - Non-GAAP	$615.2	$529.8	$1,188.9	$1,065.2

Net Interest Margin - GAAP	1.68%	1.55%	1.67%	1.57%
Net Interest Margin (FTE) - Non-GAAP	1.69%	1.57%	1.69%	1.59%

Total Revenue
Total Revenue - GAAP	$1,997.9	$2,715.5	$3,937.9	$4,362.3
Add: FTE Adjustment	4.7	6.9	10.3	14.2
Total Revenue (FTE) - Non-GAAP	$2,002.6	$2,722.4	$3,948.2	$4,376.5

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2025	DECEMBER 31, 2024

ASSETS
Cash and Due from Banks	$6,423.4	$4,677.2
Federal Reserve and Other Central Bank Deposits	52,266.0	38,775.4
Interest-Bearing Deposits with Banks	2,412.1	1,944.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	921.9	451.0
Debt Securities
Available for Sale (Amortized cost of $32,369.9 and $29,229.1)	32,250.4	29,001.5
Held to Maturity (Fair value of $20,141.0 and $20,654.5)	21,400.8	22,296.7
Total Debt Securities	53,651.2	51,298.2
Loans
Commercial	20,085.5	20,278.8
Personal	23,237.9	23,111.8
Total Loans (Net of unearned income of $5.9 and $6.3)	43,323.4	43,390.6
Allowance for Credit Losses	(188.5)	(175.5)
Buildings and Equipment	467.7	490.3
Goodwill	714.6	694.9
Other Assets	11,891.8	13,961.6
Total Assets	$171,883.6	$155,508.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,541.4	$14,325.6
Savings, Money Market and Other Interest-Bearing	27,965.1	26,122.6
Savings Certificates and Other Time	6,742.5	5,731.7
Non U.S. Offices — Noninterest-Bearing	10,597.8	10,027.9
— Interest-Bearing	77,206.9	66,274.9
Total Deposits	137,053.7	122,482.7
Federal Funds Purchased	2,388.5	2,159.5
Securities Sold Under Agreements to Repurchase	841.4	462.0
Other Borrowings	6,532.9	6,521.0
Senior Notes	2,835.2	2,769.7
Long-Term Debt	4,089.8	4,081.3
Other Liabilities	5,275.6	4,243.8
Total Liabilities	159,017.1	142,720.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 191,233,304 and 195,969,746	408.6	408.6
Additional Paid-In Capital	1,010.5	1,025.3
Retained Earnings	16,112.7	15,614.7
Accumulated Other Comprehensive Loss	(699.2)	(814.0)
Treasury Stock (53,938,220 and 49,201,778 shares, at cost)	(4,851.0)	(4,331.1)
Total Stockholders’ Equity	12,866.5	12,788.4
Total Liabilities and Stockholders’ Equity	$171,883.6	$155,508.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,231.1	$1,166.1	$2,444.9	$2,309.0
Foreign Exchange Trading Income	50.6	58.4	109.3	115.4
Treasury Management Fees	9.7	9.0	19.3	18.3
Security Commissions and Trading Income	39.6	34.3	78.7	72.2
Other Operating Income	56.4	924.7	107.1	985.7
Investment Security Gains (Losses), net	—	0.1	—	(189.3)
Total Noninterest Income	1,387.4	2,192.6	2,759.3	3,311.3
Net Interest Income
Interest Income	2,212.8	2,506.5	4,353.7	4,952.1
Interest Expense	1,602.3	1,983.6	3,175.1	3,901.1
Net Interest Income	610.5	522.9	1,178.6	1,051.0
Provision for Credit Losses	16.5	8.0	17.5	(0.5)
Net Interest Income after Provision for Credit Losses	594.0	514.9	1,161.1	1,051.5
Noninterest Expense
Compensation	614.8	665.2	1,259.2	1,292.3
Employee Benefits	117.7	100.2	227.4	201.3
Outside Services	247.0	260.9	492.2	490.2
Equipment and Software	293.7	277.5	574.6	530.2
Occupancy	52.5	54.8	105.9	108.9
Other Operating Expense	90.9	175.3	174.9	275.7
Total Noninterest Expense	1,416.6	1,533.9	2,834.2	2,898.6
Income before Income Taxes	564.8	1,173.6	1,086.2	1,464.2
Provision for Income Taxes	143.5	277.5	272.9	353.4
Net Income	$421.3	$896.1	$813.3	$1,110.8
Preferred Stock Dividends	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	$416.6	$891.4	$792.4	$1,089.9
Per Common Share
Net Income – Basic	$2.14	$4.35	$4.05	$5.30
– Diluted	2.13	4.34	4.03	5.28
Average Number of Common Shares Outstanding
– Basic	192,751,910	203,306,236	193,965,606	203,967,516
– Diluted	193,374,888	203,738,670	194,742,332	204,436,757

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Net Income	$421.3	$896.1	$813.3	$1,110.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	45.9	43.4	116.9	256.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.1)	(0.1)	(0.6)	(0.8)
Net Foreign Currency Adjustments	(7.7)	7.0	(3.0)	11.6
Net Pension and Other Postretirement Benefit Adjustments	2.2	2.3	1.5	5.3
Other Comprehensive Income (Loss)	40.3	52.6	114.8	272.9
Comprehensive Income (Loss)	$461.6	$948.7	$928.1	$1,383.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2025
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
Net Income	—	—	—	392.0	—	—	392.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	74.5	—	74.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(28.3)	—	—	105.1	76.8
Stock Purchased	—	—	—	—	—	(287.2)	(287.2)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.6)	(1.6)
Balance at March 31, 2025	$884.9	$408.6	$997.0	$15,842.3	$(739.5)	$(4,514.8)	$12,878.5
Net Income	—	—	—	421.3	—	—	421.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	40.3	—	40.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(146.2)	—	—	(146.2)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.5	—	—	6.2	19.7
Stock Purchased	—	—	—	—	—	(339.4)	(339.4)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2025	$884.9	$408.6	$1,010.5	$16,112.7	$(699.2)	$(4,851.0)	$12,866.5
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Exercise tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
Net Income	—	—	—	896.1	—	—	896.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	52.6	—	52.6
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(154.3)	—	—	(154.3)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.4	—	—	4.1	17.5
Stock Purchased	—	—	—	—	—	(250.8)	(250.8)
Exercise tax on Share Repurchases	—	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2024	$884.9	$408.6	$996.9	$15,016.0	$(865.0)	$(3,785.6)	$12,655.8
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$813.3	$1,110.8
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	—	189.3
Amortization and Accretion of Securities and Unearned Income, net	(33.9)	(17.1)
Provision for Credit Losses	17.5	(0.5)
Depreciation and Amortization	386.4	350.8
Pension Plan Contributions	(137.9)	(208.0)
Change in Receivables	(10.4)	(210.0)
Change in Interest Payable	21.8	2.6
Change in Collateral With Derivative Counterparties, net	3,086.3	(722.0)
Other Operating Activities, net	476.2	1,041.8
Net Cash Provided by / (Used in) Operating Activities	4,619.3	1,537.7
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(459.2)	(98.7)
Change in Interest-Bearing Deposits with Banks	(395.9)	503.7
Net Change in Federal Reserve and Other Central Bank Deposits	(11,827.3)	(9,294.8)
Purchases of Held to Maturity Debt Securities	(14,530.1)	(12,306.7)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	16,308.5	15,449.3
Purchases of Available for Sale Debt Securities	(5,222.0)	(7,902.2)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	2,397.3	4,087.7
Change in Loans	147.4	5,456.7
Purchases of Buildings and Equipment	(24.8)	(35.1)
Purchases and Development of Computer Software	(376.2)	(275.0)
Change in Client Security Settlement Receivables	(272.1)	18.4
Proceeds from the sale of Visa Shares	12.9	607.0
Other Investing Activities, net	334.9	(53.2)
Net Cash (Used in) Investing Activities	(13,906.6)	(3,842.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	10,727.2	5,591.1
Change in Federal Funds Purchased	229.0	(639.1)
Change in Securities Sold under Agreements to Repurchase	379.4	(155.5)
Change in Short-Term Other Borrowings	(56.7)	209.4
Treasury Stock Purchased	(626.6)	(382.8)
Net Proceeds from Stock Options	4.5	4.3
Cash Dividends Paid on Common Stock	(290.1)	(305.5)
Cash Dividends Paid on Preferred Stock	(20.9)	(20.9)
Other Financing Activities, net	(5.2)	(2.8)
Net Cash Provided by Financing Activities	10,340.6	4,298.2
Effect of Foreign Currency Exchange Rates on Cash	692.9	(217.5)
Change in Cash and Due from Banks	1,746.2	1,775.5
Cash and Due from Banks at Beginning of Period	4,677.2	4,791.5
Cash and Due from Banks at End of Period	$6,423.4	$6,567.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$3,144.6	$3,890.3
Income Taxes Paid	245.7	105.0
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2025 and 2024, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2024.
Note 2 – Recent Accounting Pronouncements
On January 1, 2025, Northern Trust adopted ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (ASU 2023-08). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period, and present crypto assets separately from other intangible assets on the face of the balance sheet and changes in fair value of crypto assets separately from changes in the carrying amount of other intangible assets on the statement of income. ASU 2023-08 also requires enhanced disclosures about in-scope crypto assets and respective activities. As Northern Trust does not hold crypto assets, upon adoption of ASU 2023-08, there was no impact on the consolidated balance sheets or consolidated statements of income.
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2025 or the year ended December 31, 2024.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2025, Northern Trust’s AFS debt securities portfolio included 963 Level 2 debt securities with an aggregate market value of $24.0 billion, all valued by external pricing vendors. As of December 31, 2024, Northern Trust’s AFS debt securities portfolio included 940 Level 2 debt securities with an aggregate market value of $21.6 billion, all valued by external pricing vendors.
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
Northern Trust’s Level 3 liabilities consist of swaps that Northern Trust entered into with the purchaser of 1.1 million and 1.0 million shares of Visa Class B common shares previously held by Northern Trust and sold in June 2016 and 2015, respectively. Pursuant to the swaps, Northern Trust retains the risks associated with the ultimate conversion of the Visa Class B common shares into Visa Class A common shares, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and Northern Trust will be compensated for any anti-dilutive adjustments to the ratio. The swaps also require periodic payments from Northern Trust to the counterparty calculated by reference to the market price of Visa Class A common shares and a fixed rate of interest. The fair value of the swaps is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated appreciation of the Visa Class A common share price. See “Visa Class B Common Shares and Makewhole Agreement” under Note 20—Commitments and Contingent Liabilities for further information.
Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2025 and December 31, 2024, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 33: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2025
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$22.8 million	Discounted Cash Flow	Conversion Rate	1.53		x	1.53	x
			Visa Class A Appreciation	8.61%			8.61%
			Expected Duration	4	-	26.5 months	17.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.2 million	Discounted Cash Flow	Conversion Rate	1.54		x	1.54	x
			Visa Class A Appreciation	8.66%			8.66%
			Expected Duration	10	-	32.5 months	23.5 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by fair value hierarchy level.
TABLE 34: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2025
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$8,286.0	$—	$—	$—	$8,286.0
Obligations of States and Political Subdivisions	—	306.8	—	—	306.8
Government Sponsored Agency	—	15,838.9	—	—	15,838.9
Non-U.S. Government	—	313.2	—	—	313.2
Corporate Debt	—	93.4	—	—	93.4
Covered Bonds	—	235.5	—	—	235.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,970.9	—	—	4,970.9
Other Asset-Backed	—	1,687.9	—	—	1,687.9
Commercial Mortgage-Backed	—	517.8	—	—	517.8
Total Available for Sale Debt Securities	8,286.0	23,964.4	—	—	32,250.4
Other Assets
Equity Securities(1)	85.0	21.7	—	—	106.7
Derivative Assets
Foreign Exchange Contracts	—	3,697.1	—	(3,074.7)	622.4
Interest Rate Contracts	—	369.4	—	(100.8)	268.6
Total Derivative Assets	—	4,066.5	—	(3,175.5)	891.0
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,112.3	—	(2,353.8)	1,758.5
Interest Rate Contracts	—	402.6	—	(5.4)	397.2
Other Financial Derivatives(2)	—	—	22.8	(21.5)	1.3
Total Derivative Liabilities	$—	$4,514.9	$22.8	$(2,380.7)	$2,157.0
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2025, derivative assets and liabilities shown above also include reductions of $1.6 billion and $820.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment and Visa Class C common shares with a fair value of $85.0 million and $21.7 million, respectively, as of June 30, 2025.
(2) Other Financial Derivatives consists of swaps related to the sale of certain Visa Class B common shares.

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
(2) Other Financial Derivatives consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2025 and 2024.
TABLE 35: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2025	2024
Fair Value at April 1	$29.5	$21.1
Total (Gains) Losses:
Included in Earnings(1)	(0.2)	15.4
Purchases, Issues, Sales, and Settlements
Settlements	(6.5)	(5.9)
Fair Value at June 30	$22.8	$30.6
(1) (Gains) losses are recorded in Other Operating Income on the consolidated statements of income.

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
SIX MONTHS ENDED JUNE 30, 2025	2025	2024
Fair Value at January 1	$27.2	$25.4
Total (Gains) Losses:
Included in Earnings(1)	5.4	16.6
Purchases, Issues, Sales, and Settlements
Settlements	(9.8)	(11.4)
Fair Value at June 30	$22.8	$30.6
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
There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2025. Assets measured at fair value on a nonrecurring basis during the year ended December 31, 2024, which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2024, the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% with a weighted average based on fair values of 20.0%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals. There was no outstanding OREO as of June 30, 2025 and December 31, 2024.
There were no Level 3 assets adjusted to fair value on a nonrecurring basis during the six months ended June 30, 2025. The following table presents the fair values of Northern Trust’s Level 3 assets that were adjusted to fair value on a nonrecurring basis during the year ended December 31, 2024, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of June 30, 2025 and December 31, 2024. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 37: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2025
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$6,423.4	$6,423.4	$6,423.4	$—	$—
Federal Reserve and Other Central Bank Deposits	52,266.0	52,266.0	—	52,266.0	—
Interest-Bearing Deposits with Banks	2,412.1	2,412.1	—	2,412.1	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	921.9	921.9	—	921.9	—
Debt Securities - Held to Maturity	21,400.8	20,141.0	—	20,141.0	—
Loans
Held for Investment	43,139.8	42,890.0	—	—	42,890.0
Held for Sale	3.1	3.1	—	3.1	—
Other Assets	1,484.9	1,477.5	92.2	1,385.3	—
FINANCIAL LIABILITIES
Deposits	137,053.7	135,592.6	—	135,592.6	—
Federal Funds Purchased	2,388.5	2,388.5	—	2,388.5	—
Securities Sold Under Agreements to Repurchase	841.4	841.4	—	841.4	—
Other Borrowings	6,532.9	6,556.0	—	6,556.0	—
Senior Notes	2,835.2	2,872.6	—	2,872.6	—
Long-Term Debt	4,089.8	4,183.0	—	4,183.0	—
Unfunded Commitments	193.2	193.2	—	193.2	—
Other Liabilities	52.2	52.2	—	—	52.2

	DECEMBER 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,677.2	$4,677.2	$4,677.2	$—	$—
Federal Reserve and Other Central Bank Deposits	38,775.4	38,775.4		38,775.4	—
Interest-Bearing Deposits with Banks	1,944.7	1,944.7		1,944.7	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	451.0	451.0		451.0	—
Debt Securities - Held to Maturity	22,296.7	20,654.5		20,654.5	—
Loans
Held for Investment	43,222.5	42,803.2		—	42,803.2
Other Assets	1,506.4	1,499.2	83.3	1,415.9	—
FINANCIAL LIABILITIES
Deposits	122,482.7	122,536.5	—	122,536.5	—
Federal Funds Purchased	2,159.5	2,159.5	—	2,159.5	—
Securities Sold Under Agreements to Repurchase	462.0	462.0	—	462.0	—
Other Borrowings	6,521.0	6,545.3	—	6,545.3	—
Senior Notes	2,769.7	2,800.3	—	2,800.3	—
Long-Term Debt	4,081.3	4,164.4	—	4,164.4	—
Unfunded Commitments	227.1	227.1	—	227.1	—
Other Liabilities	50.6	50.6	—	—	50.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities and HTM debt securities by security type as of June 30, 2025 and December 31, 2024.
TABLE 38: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES

	JUNE 30, 2025
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$8,288.1	$12.2	$14.3	$8,286.0
Obligations of States and Political Subdivisions	320.8	—	14.0	306.8
Government Sponsored Agency	15,929.8	22.2	113.1	15,838.9
Non-U.S. Government	320.0	1.1	7.9	313.2
Corporate Debt	94.5	—	1.1	93.4
Covered Bonds	237.2	0.5	2.2	235.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,964.2	34.2	27.5	4,970.9
Other Asset-Backed	1,687.7	7.1	6.9	1,687.9
Commercial Mortgage-Backed	527.6	0.1	9.9	517.8
Total Available for Sale Debt Securities	$32,369.9	$77.4	$196.9	$32,250.4
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,529.0	$0.6	$32.8	$2,496.8
Government Sponsored Agency	8,443.5	2.3	853.9	7,591.9
Non-U.S. Government	2,876.4	0.6	39.7	2,837.3
Corporate Debt	297.5	—	7.0	290.5
Covered Bonds	1,541.7	0.1	51.4	1,490.4
Certificates of Deposit	536.2	—	0.2	536.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,512.8	3.9	106.9	4,409.8
Commercial Mortgage-Backed	37.6	—	1.2	36.4
Other	626.1	—	174.2	451.9
Total Held to Maturity Debt Securities	$21,400.8	$7.5	$1,267.3	$20,141.0
Total Debt Securities	$53,770.7	$84.9	$1,464.2	$52,391.4

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$7,388.9	$1.5	$22.9	$7,367.5
Obligations of States and Political Subdivisions	311.2	—	13.6	297.6
Government Sponsored Agency	13,410.5	10.9	132.5	13,288.9
Non-U.S. Government	308.9	0.2	12.3	296.8
Corporate Debt	166.6	0.1	2.9	163.8
Covered Bonds	234.0	0.5	3.6	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,617.0	8.3	42.2	4,583.1
Other Asset-Backed	2,188.6	7.0	12.9	2,182.7
Commercial Mortgage-Backed	603.4	0.3	13.5	590.2
Total Available for Sale Debt Securities	$29,229.1	$28.8	$256.4	$29,001.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,548.2	$—	$89.3	$2,458.9
Government Sponsored Agency	8,635.0	0.9	1,081.3	7,554.6
Non-U.S. Government	3,735.8	0.2	56.3	3,679.7
Corporate Debt	351.6	—	11.0	340.6
Covered Bonds	1,776.8	0.1	62.2	1,714.7
Certificates of Deposit	336.0	—	0.3	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.4	171.3	3,977.0
Other Asset-Backed	107.1	0.3	0.1	107.3
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	621.7	—	172.5	449.2
Total Held to Maturity Debt Securities	$22,296.7	$2.9	$1,645.1	$20,654.5
Total Debt Securities	$51,525.8	$31.7	$1,901.5	$49,656.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 39: REMAINING MATURITY OF DEBT SECURITIES

JUNE 30, 2025	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$348.2	$347.2	$7,225.9	$7,226.3	$714.0	$712.5	$—	$—	$8,288.1	$8,286.0
Obligations of States and Political Subdivisions	—	—	249.1	238.7	71.7	68.1	—	—	320.8	306.8
Government Sponsored Agency	3,711.2	3,693.8	8,781.4	8,749.7	2,327.9	2,306.5	1,109.3	1,088.9	15,929.8	15,838.9
Non-U.S. Government	122.3	120.8	197.7	192.4	—	—	—	—	320.0	313.2
Corporate Debt	94.5	93.4	—	—	—	—	—	—	94.5	93.4
Covered Bonds	—	—	237.2	235.5	—	—	—	—	237.2	235.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	664.8	663.5	3,998.4	4,014.7	301.0	292.7	—	—	4,964.2	4,970.9
Other Asset-Backed	153.7	150.1	1,032.0	1,034.0	420.7	422.2	81.3	81.6	1,687.7	1,687.9
Commercial Mortgage-Backed	53.1	52.7	440.9	436.9	33.6	28.2	—	—	527.6	517.8
Total Available for Sale Debt Securities	$5,147.8	$5,121.5	$22,162.6	$22,128.2	$3,868.9	$3,830.2	$1,190.6	$1,170.5	$32,369.9	$32,250.4
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$173.5	$173.0	$1,425.2	$1,418.0	$827.7	$807.6	$102.6	$98.2	$2,529.0	$2,496.8
Government Sponsored Agency	928.9	851.7	3,757.5	3,432.1	2,259.7	2,013.4	1,497.4	1,294.7	8,443.5	7,591.9
Non-U.S. Government	1,880.5	1,873.8	995.9	963.5	—	—	—	—	2,876.4	2,837.3
Corporate Debt	168.1	167.2	129.4	123.3	—	—	—	—	297.5	290.5
Covered Bonds	264.1	263.5	1,188.5	1,138.7	89.1	88.2	—	—	1,541.7	1,490.4
Certificates of Deposit	536.2	536.0	—	—	—	—	—	—	536.2	536.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,235.9	2,208.9	2,270.9	2,195.8	6.0	5.1	—	—	4,512.8	4,409.8
Commercial Mortgage-Backed	—	—	37.6	36.4	—	—	—	—	37.6	36.4
Other	63.7	62.4	328.0	299.8	47.2	35.8	187.2	53.9	626.1	451.9
Total Held to Maturity Debt Securities	$6,250.9	$6,136.5	$10,133.0	$9,607.6	$3,229.7	$2,950.1	$1,787.2	$1,446.8	$21,400.8	$20,141.0
Total Debt Securities	$11,398.7	$11,258.0	$32,295.6	$31,735.8	$7,098.6	$6,780.3	$2,977.8	$2,617.3	$53,770.7	$52,391.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)
There was a provision for credit losses for AFS securities of $0.9 million and $0.7 million for the three and six months ended June 30, 2025, respectively. There was a $0.1 million provision for credit losses and a $0.6 million release of credit reserves for AFS securities for the three and six months ended June 30, 2024, respectively. There was a $0.9 million allowance for credit losses for AFS securities as of June 30, 2025, which was related to sub-sovereign, supranational and non-U.S. agency bonds and corporate debt securities. There was a $0.2 million allowance for credit losses for AFS securities as of December 31, 2024, which was related to corporate debt securities. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2025 and December 31, 2024.
TABLE 40: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

JUNE 30, 2025	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$4,757.3	$5.5	$843.1	$8.8	$5,600.4	$14.3
Obligations of States and Political Subdivisions	—	—	306.8	14.0	306.8	14.0
Government Sponsored Agency	4,068.7	14.0	5,957.7	99.1	10,026.4	113.1
Non-U.S. Government	—	—	193.6	7.9	193.6	7.9
Corporate Debt	—	—	42.6	0.5	42.6	0.5
Covered Bonds	—	—	123.9	2.2	123.9	2.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	250.7	0.5	754.5	26.3	1,005.2	26.8
Other Asset-Backed	19.8	—	285.6	6.9	305.4	6.9
Commercial Mortgage-Backed	56.8	—	262.4	9.9	319.2	9.9
Total	$9,153.3	$20.0	$8,770.2	$175.6	$17,923.5	$195.6
Note: One corporate debt AFS securities with a fair value of $41.7 million and unrealized losses of $0.6 million and one sub-sovereign, supranational and non-U.S. agency bonds AFS security with a fair value of $31.9 million and unrealized loss of $0.7 million have been excluded from the table above as these AFS securities have a $0.9 million allowance for credit losses reported as of June 30, 2025. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.

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
As of June 30, 2025, 759 AFS debt securities with a combined fair value of $17.9 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $195.6 million. As of December 31, 2024, 767 AFS debt securities with a combined fair value of $17.8 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $255.1 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amortized cost of HTM debt securities by credit ratings using ratings from Moody’s S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 41: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,016.4	$1,512.6	$—	$—	$—	$2,529.0
Government Sponsored Agency	8,443.5	—	—	—	—	8,443.5
Non-U.S. Government	356.5	965.4	1,190.0	364.5	—	2,876.4
Corporate Debt	—	193.7	103.8	—	—	297.5
Covered Bonds	1,541.7	—	—	—	—	1,541.7
Certificates of Deposit	503.2	—	—	—	33.0	536.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,458.7	1,020.9	32.0	1.2	—	4,512.8
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	54.7	—	—	—	571.4	626.1
Total Held to Maturity	$15,374.7	$3,730.2	$1,325.8	$365.7	$604.4	$21,400.8
Percent of Total Held to Maturity	72%	17%	6%	2%	3%	100%

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	$8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	$3,735.8
Corporate Debt	—	191.5	160.1	—	—	$351.6
Covered Bonds	1,776.8	—	—	—	—	$1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	$336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	$4,146.9
Other Asset-Backed	107.1	—	—	—	—	$107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	$37.6
Other	50.7	—	—	—	571.0	$621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 95% and 96% of the HTM portfolio at June 30, 2025 and December 31, 2024, respectively, comprised of securities rated A or higher.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for the three and six months ended June 30, 2025.
Proceeds of $31.2 million from the sale of certain other asset-backed debt securities resulted in an investment security gain of $0.1 million for the three months ended June 30, 2024. Proceeds of $2.0 billion from the sale of debt securities resulted in an investment security loss of $189.3 million for the six months ended June 30, 2024.
TABLE 42: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Gross Realized Debt Securities Gains	$—	$0.1	$—	$185.2
Gross Realized Debt Securities Losses	—	—	—	(374.5)
Investment Security Gains (Losses), net	$—	$0.1	$—	$(189.3)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 43: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
U.S. Government	$—	$—	$—	$(34.8)
Obligations of States and Political Subdivisions	—	—	—	—
Government Sponsored Agency	—	—	—	(23.0)
Corporate Debt	—	—	—	—
Covered Bonds	—	—	—	(4.2)
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	—	—	(48.2)
Other Asset-Backed	—	0.1	—	(56.5)
Commercial Mortgage-Backed	—	—	—	(22.6)
Investment Security Gains (Losses), net	$—	$0.1	$—	$(189.3)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 44: LOANS

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Commercial
Commercial and Institutional(1)	$9,894.0	$10,537.1
Commercial Real Estate	5,266.0	5,314.2
Non-U.S.(1)	2,540.8	2,113.9
Other	2,384.7	2,313.6
Total Commercial	20,085.5	20,278.8
Personal
Private Client	16,290.9	15,848.8
Residential Real Estate	6,082.8	6,109.9
Non-U.S.	498.9	674.7
Other	365.3	478.4
Total Personal	23,237.9	23,111.8
Total Loans	$43,323.4	$43,390.6
(1) Commercial and institutional and commercial-non-U.S. combined include $3.5 billion and $4.1 billion of private equity capital call finance loans at June 30, 2025 and December 31, 2024, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. In general, Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2025 and December 31, 2024, equity credit lines totaled $239.4 million and $250.3 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 97% of the total equity credit lines, respectively.
Included within the other commercial, non-U.S.commercial, and other personal classes are short duration advances, primarily related to the processing of custodied client investments, totaling $4.3 billion and $3.8 billion at June 30, 2025 and December 31, 2024, respectively. Demand deposit overdrafts reclassified as loan balances in other personal, totaled $10.1 million and $47.6 million as of June 30, 2025 and December 31, 2024, respectively. Loans classified as held for sale are recorded at the lower of cost or fair value and totaled $3.1 million at June 30, 2025. There were no loans classified as held for sale at December 31, 2024. There were no loans sold for the three and six months ended June 30, 2025 and 2024.
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
Loan segment and class balances as of June 30, 2025 and December 31, 2024 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list, defaulted, and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 45: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2025	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2025	2024	2023	2022	2021	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$144.2	$479.8	$190.9	$292.5	$277.8	$349.7	$4,054.0	$51.2	$5,840.1
4 to 5 Category	281.4	721.5	426.2	326.6	248.2	155.7	1,508.7	44.6	3,712.9
6 to 9 Category	24.6	15.8	127.1	57.1	15.2	8.4	83.1	9.7	341.0
Total Commercial and Institutional	450.2	1,217.1	744.2	676.2	541.2	513.8	5,645.8	105.5	9,894.0
C&I Gross Charge-offs	—	—	—	—	—	(0.2)	—	—	(0.2)
Commercial Real Estate
Risk Rating:
1 to 3 Category	47.8	121.7	59.1	116.3	69.4	42.3	26.4	14.0	497.0
4 to 5 Category	279.9	695.8	1,598.9	981.7	527.0	276.0	254.7	5.1	4,619.1
6 to 9 Category	—	—	—	139.4	6.0	4.5	—	—	149.9
Total Commercial Real Estate	327.7	817.5	1,658.0	1,237.4	602.4	322.8	281.1	19.1	5,266.0
Commercial Real Estate Gross Charge-offs	—	—	—	(0.1)	—	—	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	995.3	79.5	21.2	—	—	150.0	406.3	—	1,652.3
4 to 5 Category	548.4	65.9	37.1	0.8	—	165.5	57.1	—	874.8
6 to 9 Category	0.5	—	—	13.2	—	—	—	—	13.7
Total Non-U.S.	1,544.2	145.4	58.3	14.0	—	315.5	463.4	—	2,540.8
Other
Risk Rating:
1 to 3 Category	1,471.7	—	—	—	—	—	—	—	1,471.7
4 to 5 Category	913.0	—	—	—	—	—	—	—	913.0
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	2,384.7	—	—	—	—	—	—	—	2,384.7
Total Commercial	4,706.8	2,180.0	2,460.5	1,927.6	1,143.6	1,152.1	6,390.3	124.6	20,085.5
Commercial Gross Charge-offs	—	—	—	(0.1)	—	(0.2)	—	—	(0.3)
Personal
Private Client
Risk Rating:
1 to 3 Category	73.0	144.6	99.9	104.1	50.3	28.8	7,560.2	96.3	8,157.2
4 to 5 Category	113.7	565.1	215.0	290.6	162.1	278.2	6,021.3	450.1	8,096.1
6 to 9 Category	—	0.1	15.6	—	—	—	21.3	0.6	37.6
Total Private Client	186.7	709.8	330.5	394.7	212.4	307.0	13,602.8	547.0	16,290.9
Private Client Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Residential Real Estate
Risk Rating:
1 to 3 Category	159.4	173.8	143.9	365.6	405.7	1,071.0	166.8	—	2,486.2
4 to 5 Category	128.6	242.7	265.2	636.4	635.8	1,426.9	197.1	1.9	3,534.6
6 to 9 Category	—	—	—	6.6	3.1	30.6	11.5	10.2	62.0
Total Residential Real Estate	288.0	416.5	409.1	1,008.6	1,044.6	2,528.5	375.4	12.1	6,082.8
Non-U.S.
Risk Rating:
1 to 3 Category	2.3	0.4	—	—	0.5	11.9	111.6	—	126.7
4 to 5 Category	8.2	14.5	12.9	14.9	22.7	10.3	272.9	7.2	363.6
6 to 9 Category	—	7.7	—	—	—	0.9	—	—	8.6
Total Non-U.S.	10.5	22.6	12.9	14.9	23.2	23.1	384.5	7.2	498.9
Other
Risk Rating:
1 to 3 Category	190.6	—	—	—	—	—	—	—	190.6
4 to 5 Category	174.6	—	—	—	—	—	—	—	174.6
6 to 9 Category	0.1	—	—	—	—	—	—	—	0.1
Total Other	365.3	—	—	—	—	—	—	—	365.3
Total Personal	850.5	1,148.9	752.5	1,418.2	1,280.2	2,858.6	14,362.7	566.3	23,237.9
Personal Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Total Loans	$5,557.3	$3,328.9	$3,213.0	$3,345.8	$2,423.8	$4,010.7	$20,753.0	$690.9	$43,323.4
Total Loans Gross Charge-offs	$—	$—	$—	$(0.1)	$—	$(0.3)	$—	$—	$(0.4)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$462.1	$238.2	$367.9	$466.2	$82.2	$277.2	$4,364.8	$26.5	$6,285.1
4 to 5 Category	708.3	506.4	392.5	428.3	82.3	144.2	1,585.1	59.7	3,906.8
6 to 9 Category	34.8	89.3	65.8	70.2	2.3	2.3	73.6	6.9	345.2
Total Commercial and Institutional	1,205.2	833.9	826.2	964.7	166.8	423.7	6,023.5	93.1	10,537.1
C&I Gross Charge-offs	—	(7.3)	(5.4)	—	—	—	—	—	(12.7)
Commercial Real Estate
Risk Rating:
1 to 3 Category	123.2	256.3	224.4	203.7	13.8	43.7	52.6	—	917.7
4 to 5 Category	610.1	1,574.2	1,070.4	424.8	173.2	174.4	198.0	5.2	4,230.3
6 to 9 Category	14.0	15.8	125.7	6.0	4.3	0.4	—	—	166.2
Total Commercial Real Estate	747.3	1,846.3	1,420.5	634.5	191.3	218.5	250.6	5.2	5,314.2
CRE Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	707.1	—	—	—	70.6	28.8	614.9	—	1,421.4
4 to 5 Category	480.5	83.9	0.8	25.0	—	27.9	59.9	—	678.0
6 to 9 Category	0.9	—	13.6	—	—	—	—	—	14.5
Total Non-U.S.	1,188.5	83.9	14.4	25.0	70.6	56.7	674.8	—	2,113.9
Other
Risk Rating:
1 to 3 Category	1,142.4	—	—	—	—	—	—	—	1,142.4
4 to 5 Category	1,171.2	—	—	—	—	—	—	—	1,171.2
Total Other	2,313.6	—	—	—	—	—	—	—	2,313.6
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	5,454.6	2,764.1	2,261.1	1,624.2	428.7	698.9	6,948.9	98.3	20,278.8
Commercial Gross Charge-offs	—	(7.3)	(7.8)	—	—	—	—	—	(15.1)
Personal
Private Client
Risk Rating:
1 to 3 Category	251.3	33.9	84.4	37.9	7.9	44.6	6,993.2	93.3	7,546.5
4 to 5 Category	249.0	660.2	384.0	390.5	123.5	181.3	5,734.8	535.3	8,258.6
6 to 9 Category	—	16.1	—	—	—	—	27.6	—	43.7
Total Private Client	500.3	710.2	468.4	428.4	131.4	225.9	12,755.6	628.6	15,848.8
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	197.5	150.5	436.7	375.2	325.7	743.6	114.3	—	2,343.5
4 to 5 Category	212.7	263.6	647.2	706.0	652.1	938.1	270.2	2.1	3,692.0
6 to 9 Category	1.7	—	6.8	3.9	2.3	32.5	27.2	—	74.4
Total Residential Real Estate	411.9	414.1	1,090.7	1,085.1	980.1	1,714.2	411.7	2.1	6,109.9
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.3	1.0	—	—	—	6.0	369.6	—	379.9
4 to 5 Category	19.5	16.0	15.2	39.1	—	19.6	170.3	7.2	286.9
6 to 9 Category	7.8	—	—	—	—	0.1	—	—	7.9
Total Non-U.S.	30.6	17.0	15.2	39.1	—	25.7	539.9	7.2	674.7
Other
Risk Rating:
1 to 3 Category	168.5	—	—	—	—	—	—	—	168.5
4 to 5 Category	309.9	—	—	—	—	—	—	—	309.9
Total Other	478.4	—	—	—	—	—	—	—	478.4
Other Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Total Personal	1,421.2	1,141.3	1,574.3	1,552.6	1,111.5	1,965.8	13,707.2	637.9	23,111.8
Personal Gross Charge-Offs	$—	$—	$—	$—	$—	$(0.4)	$—	$—	$(0.4)
Total Loans	6,875.8	3,905.4	3,835.4	3,176.8	1,540.2	2,664.7	20,656.1	736.2	43,390.6
Total Loans Gross Charge-Offs	$—	$(7.3)	$(7.8)	$—	$—	$(0.4)	$—	$—	$(15.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as the other real estate owned and nonaccrual asset balances, as of June 30, 2025 and December 31, 2024.
TABLE 46: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
June 30, 2025
Commercial
Commercial and Institutional	$9,807.9	$36.7	$—	$5.3	$9,849.9	$44.1	$9,894.0	$21.4
Commercial Real Estate	5,223.3	21.7	6.0	9.4	5,260.4	5.6	5,266.0	—
Non-U.S.	2,540.3	—	—	—	2,540.3	0.5	2,540.8	—
Other	2,384.7	—	—	—	2,384.7	—	2,384.7	—
Total Commercial	19,956.2	58.4	6.0	14.7	20,035.3	50.2	20,085.5	21.4
Personal
Private Client	16,049.5	110.5	98.1	21.1	16,279.2	11.7	16,290.9	5.0
Residential Real Estate	6,048.6	—	2.8	0.5	6,051.9	30.9	6,082.8	26.1
Non-U.S.	494.2	1.1	—	3.6	498.9	—	498.9	—
Other	365.3	—	—	—	365.3	—	365.3	—
Total Personal	22,957.6	111.6	100.9	25.2	23,195.3	42.6	23,237.9	31.1
Total Loans	$42,913.8	$170.0	$106.9	$39.9	$43,230.6	$92.8	$43,323.4	$52.5

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2024
Commercial
Commercial and Institutional	$10,486.9	$12.8	$0.7	$6.9	$10,507.3	$29.8	$10,537.1	$10.5
Commercial Real Estate	5,304.9	3.3	—	0.4	5,308.6	5.6	5,314.2	5.6
Non-U.S.	2,113.0	—	0.4	—	2,113.4	0.5	2,113.9	—
Other	2,313.6	—	—	—	2,313.6	—	2,313.6	—
Total Commercial	20,218.4	16.1	1.1	7.3	20,242.9	35.9	20,278.8	16.1
Personal
Private Client	15,677.6	87.7	15.2	66.0	15,846.5	2.3	15,848.8	0.7
Residential Real Estate	6,063.4	17.2	2.5	9.0	6,092.1	17.8	6,109.9	17.8
Non-U.S	673.1	1.6	—	—	674.7	—	674.7	—
Other	478.4	—	—	—	478.4	—	478.4	—
Total Personal	22,892.5	106.5	17.7	75.0	23,091.7	20.1	23,111.8	18.5
Total Loans	$43,110.9	$122.6	$18.8	$82.3	$43,334.6	$56.0	$43,390.6	$34.6
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $1.3 million and $1.9 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2024, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of June 30, 2025 and December 31, 2024, Northern Trust did not hold any foreclosed real estate properties as a result of obtaining physical possession. Northern Trust had loans with a carrying value of $3.6 million and $3.5 million for which formal foreclosure proceedings were in process as of June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Loan Modifications to Borrowers Experiencing Financial Difficulty
Northern Trust may provide payment relief by modifying the terms of the original loans for borrowers experiencing financial difficulties. Loan modifications to borrowers experiencing financial difficulty involve primarily extensions of term, deferrals of principal and interest, and interest rate concessions, or a combination thereof. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
Loan modifications to borrowers experiencing financial difficulty involved deferral of principal and interest and totaled $18.9 million and $32.7 million for the three and six months ended June 30, 2025, respectively. Loan modifications were immaterial for the three and six months ended June 30, 2024.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of June 30, 2025, loans that were modified in the previous 12 months and 30-89 days past due totaled $4.4 million. There were no loan modifications past due 90 days or more. As of June 30, 2024, loans that were modified in the previous 12 months and 90 days or more past due totaled $8.8 million. There were no loan modifications past due 30-89 days.
For the three and six months ended June 30, 2025, Northern Trust charged off $0.1 million related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months. For the three and six months ended June 30, 2024, Northern Trust charged-off $0.3 million and $8.5 million, respectively, related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of June 30, 2025 and December 31, 2024.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, GDP, unemployment rate, consumer spending, and real estate price indices, as well as financial market factors such as equity prices, volatility and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of higher market volatility, slowed growth, and slightly higher unemployment. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s MSDC, and also reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.
Qualitative adjustments as of June 30, 2025, relate primarily to the potential impact of climate-related risks on underlying property values within the CRE and RRE portfolios, potential for higher-than-expected losses on large individual exposures, and increased macroeconomic uncertainty impacting Northern Trust's C&I portfolio. Qualitative adjustments as of December 31, 2024, related primarily to the potential impact of climate-related risks on underlying property values within the CRE and RRE portfolios, a higher likelihood of a recession within the office-related CRE portfolio due to continued concerns around office occupancy rates, and the potential for higher-than-expected losses on large individual exposures. Relative to the quantitative reserve, the qualitative component decreased as of June 30, 2025, compared to December 31, 2024, primarily due to an improved outlook for the CRE portfolio, partially offset by the C&I stress related adjustment introduced in the first quarter.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides information regarding changes in the total Allowance for Credit Losses during the three and six months ended June 30, 2025 and 2024.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$167.1	$32.8	$6.7	$0.7	$207.3
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	0.4	—	—	—	0.4
Net Recoveries (Charge-Offs)	0.3	—	—	—	0.3
Provision for Credit Losses(1)	13.1	1.9	0.2	0.4	15.6
Balance at End of Period	$180.5	$34.7	$6.9	$1.1	$223.2
(1) The table excludes a provision for credit losses of $0.9 million for the three months ended June 30, 2025 for AFS debt securities. See further detail in Note 4—Securities.

	SIX MONTHS ENDED JUNE 30, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$168.0	$30.4	$6.5	$1.0	$205.9
Charge-Offs	(0.4)	—	—	—	(0.4)
Recoveries	0.9	—	—	—	0.9
Net Recoveries (Charge-Offs)	0.5	—	—	—	0.5
Provision for Credit Losses(1)	12.0	4.3	0.4	0.1	16.8
Balance at End of Period	$180.5	$34.7	$6.9	$1.1	$223.2
(1) The table excludes a provision for credit losses of $0.7 million for the six months ended June 30, 2025 for AFS debt securities. See further detail in Note 4—Securities.

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
For the three and six months ended June 30, 2025, there was a Provision for Credit Losses of $15.6 million and $16.8 million, respectively, excluding the provision for AFS debt securities. The provision for the three and six months ended June 30, 2025, resulted from an increase in specific reserves related to a small number of non-performing loans and an increase in the collective reserve resulting primarily from a worsening macroeconomic outlook, partially offset by sector and portfolio-specific improvements within the CRE portfolio.
For the three months ended June 30, 2024, there was a Provision for Credit Losses of $7.9 million, excluding the provision for AFS debt securities, which resulted from an increase in the collective reserve, driven by modest deterioration in credit quality in the C&I portfolio and expectations for weaker CRE prices. For the six months ended June 30, 2024, there was a Provision for Credit Losses of $0.1 million, excluding the negative provision for AFS debt securities, primarily due to an increase in the collective reserves, driven by the C&I and CRE portfolios, partially offset by a decrease in individual reserves, driven by one C&I loan charge-off.
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
Allowance for the Loan Portfolio. The following table provides information regarding changes in the Allowance for Credit Losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2025 and 2024.
TABLE 48: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED JUNE 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$133.6	$33.5	$167.1	$30.7	$2.1	$32.8
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	—	0.4	0.4	—	—	—
Net Recoveries (Charge-Offs)	—	0.3	0.3	—	—	—
Provision for Credit Losses	12.2	0.9	13.1	1.8	0.1	1.9
Balance at End of Period	$145.8	$34.7	$180.5	$32.5	$2.2	$34.7

	SIX MONTHS ENDED JUNE 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4
Charge-Offs	(0.3)	(0.1)	(0.4)	—	—	—
Recoveries	0.1	0.8	0.9	—	—	—
Net Recoveries (Charge-Offs)	(0.2)	0.7	0.5	—	—	—
Provision for Credit Losses	7.5	4.5	12.0	4.2	0.1	4.3
Balance at End of Period	$145.8	$34.7	$180.5	$32.5	$2.2	$34.7

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$131.7	$30.7	$162.4	$22.5	$2.7	$25.2
Charge-Offs	—	(0.3)	(0.3)	—	—	—
Recoveries	—	0.4	0.4	—	—	—
Net Recoveries (Charge-Offs)	—	0.1	0.1	—	—	—
Provision for Credit Losses	5.2	—	5.2	4.7	(0.4)	4.3
Balance at End of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5

	SIX MONTHS ENDED JUNE 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.4)	(11.4)	—	—	—
Recoveries	—	1.1	1.1	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	0.7	(10.3)	—	—	—
Provision for Credit Losses	1.1	(1.8)	(0.7)	2.3	0.3	2.6
Balance at End of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5
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
Northern Trust utilizes a quantitative PD/LGD approach for the calculation of its credit allowance on a collective basis. For each of the different parameters, specific credit models or qualitative estimation methodologies for the individual loan classes were developed. For each class, PD and LGD are applied to the exposure at default for each projected quarter to determine the quantitative component of the allowance. The quantitative allowance is then reviewed within a comprehensive qualitative adjustment framework, through which management applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and other factors that are not fully contemplated in the forecast to compute an adjustment to the quantitative allowance for each segment and class of the loan portfolio.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and the Allowance for Credit Losses for loans and undrawn loan commitments and standby letters of credit by segment as of June 30, 2025 and December 31, 2024.
TABLE 49: RECORDED INVESTMENTS IN LOANS

	JUNE 30, 2025			DECEMBER 31, 2024
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$50.6	$47.1	$97.7	$35.9	$30.0	$65.9
Evaluated on a Collective Basis	20,034.9	23,190.8	43,225.7	20,242.9	23,081.8	43,324.7
Total Loans	20,085.5	23,237.9	43,323.4	20,278.8	23,111.8	43,390.6
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	9.5	4.0	13.5	1.2	2.0	3.2
Evaluated on a Collective Basis	136.3	30.7	167.0	137.3	27.5	164.8
Allowance Assigned to Loans	145.8	34.7	180.5	138.5	29.5	168.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	32.5	2.2	34.7	28.3	2.1	30.4
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$178.3	$36.9	$215.2	$166.8	$31.6	$198.4
Northern Trust analyzes its exposure to credit losses from both on-balance-sheet and off-balance-sheet activity using a consistent methodology for the quantitative as well as the qualitative framework. For purposes of estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, the exposure at default includes an estimated drawdown of unused credit based on credit utilization factors, resulting in a proportionate amount of expected credit losses.
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2025 and 2024.
TABLE 50: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.1	$1.1	$0.9	$—	$2.3	$6.7
Provision for Credit Losses	—	0.1	0.1	—	—	—	0.2
Balance at End of Period	$0.3	$2.2	$1.2	$0.9	$—	$2.3	$6.9
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	SIX MONTHS ENDED JUNE 30, 2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.0	$1.1	$0.9	$—	$2.2	$6.5
Provision for Credit Losses	—	0.2	0.1	—	—	0.1	0.4
Balance at End of Period	$0.3	$2.2	$1.2	$0.9	$—	$2.3	$6.9
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

Notes to Consolidated Financial Statements (unaudited) (continued)

	SIX MONTHS ENDED JUNE 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for Credit Losses	(0.4)	(0.9)	(0.5)	(0.2)	—	0.2	(1.8)
Balance at End of Period	$0.5	$2.6	$1.7	$1.0	$0.1	$5.0	$10.9
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
HTM debt securities classified as “other” relate to investments purchased by Northern Trust to fulfill its obligations under the CRA. Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area. The allowance for CRA investments is assessed using a qualitative estimation approach primarily based on internal historical performance experience and default history of the underlying CRA loans to determine the quantitative allowance.
The allowance estimation methodology for all other HTM debt securities is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which the PD and the LGD are applied to the total exposure at default to determine the quantitative component of the allowance.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.1 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 51: ACCRUED INTEREST

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Loans	$203.1	$211.7
Debt Securities
Held to Maturity	66.6	58.9
Available for Sale	174.2	173.9
Other Financial Assets	51.3	53.1
Total	$495.2	$497.6
The amount of accrued interest reversed through interest income for loans was immaterial for the three and six months ended June 30, 2025 and 2024, and there was no accrued interest reversed through interest income related to any other financial assets for the three and six months ended June 30, 2025 and 2024.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 52: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2025	DECEMBER 31, 2024
Debt Securities(1)	$33.3	$29.3
Loans(2)	9.4	9.5
Total Pledged Assets	$42.7	$38.8
(1) Debt securities are comprised of HTM and AFS securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of June 30, 2025 and December 31, 2024, respectively, $1.5 billion and $1.2 billion of collateral pledged, related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 53: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$64,939.6	$65,311.1
Derivative contracts	5.3	23.6
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$64,944.9	$65,334.7
(1) The fair value of securities collateral that was repledged or sold totaled $64.5 billion and $64.8 billion at June 30, 2025 and December 31, 2024, respectively.
(2) This includes collateral accepted as related to the sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of June 30, 2025 and December 31, 2024, these balances totaled $1.5 billion and $1.1 billion, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At June 30, 2025 and December 31, 2024, Northern Trust held cash of $533.1 million and $491.2 million, respectively, to meet non-U.S. reserve requirements. The Federal Reserve’s U.S. reserve requirement is zero percent. As a result, there were no average deposits required to meet Federal Reserve Bank reserve requirements for the three and six months ended June 30, 2025 and 2024, respectively.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2025, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 54: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2024	$614.6	$80.3	$694.9
Foreign Exchange Rates	19.6	0.1	19.7
Balance at June 30, 2025	$634.2	$80.4	$714.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2025 and December 31, 2024 were as follows.
TABLE 55: OTHER INTANGIBLE ASSSETS SUBJECT TO AMORTIZATION

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$136.5	$127.0
Less: Accumulated Amortization	75.3	68.9
Net Book Value	$61.2	$58.1
TABLE 56: CHANGES IN OTHER INTANGIBLE ASSETS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Balance at Beginning of Period	58.2	67.0	58.1	71.6
Amortization	(2.3)	(2.3)	(4.4)	(4.7)
Foreign Exchange Rates	5.3	(0.3)	7.5	(2.5)
Balance as of June 30	$61.2	$64.4	$61.2	$64.4
Amortization for the remainder of 2025 and for the years 2026, 2027, 2028, and 2029 is estimated to be $4.7 million, $9.1 million, $8.8 million, $8.1 million, and $8.1 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2025 and December 31, 2024 were as follows.
TABLE 57: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$4,764.7	$4,259.6
Less: Accumulated Amortization	2,413.5	2,104.5
Net Book Value	$2,351.2	$2,155.1

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of cost related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $168.0 million and $330.9 million for the three and six months ended June 30, 2025, respectively, and $150.6 million and $291.0 million for the three and six months ended June 30, 2024, respectively.
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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing an FTP methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an FTE basis as management believes an FTE presentation provides a clearer indication of net interest income. The adjustment to an FTE basis has no impact on Net Income.
Revenues, expenses and average assets are allocated to Asset Servicing and Wealth Management, with the exception of non-recurring activities such as certain corporate transactions and costs incurred associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments not directly attributable to a specific reporting segment, which are reported within Other.
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $4.7 million and $10.3 million for the three and six months ended June 30, 2025 respectively, and $6.9 million and $14.2 million for the three and six months ended June 30, 2024, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.

Notes to Consolidated Financial Statements (unaudited) (continued)
Reporting segment results are subject to reclassification when organizational changes are made. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so.
Effective January 2025, certain operations support activities were moved out of Asset Servicing and Wealth Management in connection with the formation of the Enterprise Chief Operating Office. The Enterprise Chief Operating Office provides operational support to Asset Servicing and Wealth Management. Its expenses are included within Other and are fully allocated to Asset Servicing and Wealth Management. Prior-year segment results have been recast, where practical, to reflect the organizational changes.
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
The following table presents the earnings contributions and certain average balances of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2025 and 2024.
TABLE 58: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$691.8	$650.6	$539.3	$515.5	$—	$—	$1,231.1	$1,166.1
Foreign Exchange Trading Income (Loss)	61.0	62.2	(10.4)	(3.8)	—	—	50.6	58.4
Other Noninterest Income	70.6	59.4	34.6	30.0	0.5	878.7	105.7	968.1
Total Noninterest Income	823.4	772.2	563.5	541.7	0.5	878.7	1,387.4	2,192.6
Net Interest Income (Expense)(1)	347.2	282.7	268.3	244.3	(5.0)	(4.1)	610.5	522.9
Revenue(1)	1,170.6	1,054.9	831.8	786.0	(4.5)	874.6	1,997.9	2,715.5
Provision for Credit Losses	3.9	4.5	11.2	5.0	1.4	(1.5)	16.5	8.0
Noninterest Expense
Compensation	75.2	132.4	142.2	155.2	397.4	377.6	614.8	665.2
Employee Benefits	16.4	17.2	22.9	20.6	78.4	62.4	117.7	100.2
Outside Services	43.9	52.4	17.0	12.6	186.1	195.9	247.0	260.9
Allocated Expense	740.7	689.2	305.0	307.8	(1,045.7)	(997.0)	—	—
Other Segment Items(2)	19.4	23.6	23.9	22.1	393.8	461.9	437.1	507.6
Total Noninterest Expense	895.6	914.8	511.0	518.3	10.0	100.8	1,416.6	1,533.9
Income (Loss) before Income Taxes(1)	271.1	135.6	309.6	262.7	(15.9)	775.3	564.8	1,173.6
Provision for Income Taxes(1)	58.1	29.2	75.6	66.3	9.8	182.0	143.5	277.5
Net Income (Loss)	$213.0	$106.4	$234.0	$196.4	$(25.7)	$593.3	$421.3	$896.1
Percentage of Consolidated Net Income	51%	12%	56%	22%	(7)%	66%	100%	100%
Average Assets	$117,044.6	$108,290.3	$39,094.5	$38,828.7	$1,580.1	$882.2	$157,719.2	$148,001.2
Average Loans	$5,812.8	$6,472.3	$35,345.2	$34,562.3	$—	$—	$41,158.0	$41,034.6
Average Deposits	$95,506.7	$86,223.0	$25,291.0	$26,236.4	$1,580.1	$882.2	$122,377.8	$113,341.6
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year quarter items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain from Northern Trust’s participation in the Visa Exchange Offer in the prior-year quarter.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,363.7	$1,290.2	$1,081.2	$1,018.8	$—	$—	$2,444.9	$2,309.0
Foreign Exchange Trading Income (Loss)	124.9	122.1	(15.6)	(6.7)	—	—	109.3	115.4
Other Noninterest Income (Loss)	139.2	130.1	68.1	68.5	(2.2)	688.3	205.1	886.9
Total Noninterest Income (Loss)	1,627.8	1,542.4	1,133.7	1,080.6	(2.2)	688.3	2,759.3	3,311.3
Net Interest Income(1)	670.9	575.3	518.4	485.7	(10.7)	(10.0)	1,178.6	1,051.0
Revenue(1)	2,298.7	2,117.7	1,652.1	1,566.3	(12.9)	678.3	3,937.9	4,362.3
Provision for Credit Losses	6.0	(1.3)	10.3	3.3	1.2	(2.5)	17.5	(0.5)
Noninterest Expense
Compensation	169.5	228.1	293.3	299.9	796.4	764.3	1,259.2	1,292.3
Employee Benefits	33.8	34.3	45.0	41.1	148.6	125.9	227.4	201.3
Outside Services	90.8	101.9	31.3	22.5	370.1	365.8	492.2	490.2
Allocated Expense	1,450.3	1,355.0	611.9	603.9	(2,062.2)	(1,958.9)	—	—
Other Segment Items(2)	41.8	44.8	46.4	40.4	767.2	829.6	855.4	914.8
Total Noninterest Expense	1,786.2	1,764.1	1,027.9	1,007.8	20.1	126.7	2,834.2	2,898.6
Income before Income Taxes(1)	506.5	354.9	613.9	555.2	(34.2)	554.1	1,086.2	1,464.2
Provision for Income Taxes(1)	108.9	77.7	150.1	139.9	13.9	135.8	272.9	353.4
Net Income	$397.6	$277.2	$463.8	$415.3	$(48.1)	$418.3	$813.3	$1,110.8
Percentage of Consolidated Net Income	49%	25%	57%	37%	(6)%	38%	100%	100%
Average Assets	$113,432.9	$107,563.3	$39,121.2	$38,502.4	$1,457.2	$494.1	$154,011.3	$146,559.8
Average Loans	$5,781.2	$6,690.9	$35,336.2	$34,619.8	$—	$—	$41,117.4	$41,310.7
Average Deposits	$92,418.8	$86,455.9	$25,290.3	$25,902.2	$1,457.2	$494.1	$119,166.3	$112,852.2
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year period items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain from Northern Trust’s participation in the Visa Exchange Offer, partially offset by a loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, both in the prior-year period.
Note 10 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of June 30, 2025, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of June 30, 2025, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both June 30, 2025 and December 31, 2024 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2025, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of June 30, 2025 and December 31, 2024 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).

Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On April 22, 2025, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2025, to stockholders of record as of June 15, 2025.
Common Stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and six months ended June 30, 2025, the Corporation repurchased 3,374,980 and 5,991,218 shares of common stock, respectively, at a total cost of $339.4 million ($100.57 average price per share) and $626.6 million ($104.59 average price per share), respectively, including 10,622 and 421,754 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively. For the three and six months ended June 30, 2024, the Corporation repurchased 3,001,216 and 4,648,742 shares of common stock, respectively, at a total cost of $250.8 million ($83.57 average price per share), and $382.8 million ($82.35 average price per share) respectively, including 9,394 and 383,017 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively. These repurchases were made pursuant to the stock repurchase authorization approved by the Board of Directors in October 2021. On July 22, 2025, this program was terminated and replaced with a new repurchase program, under which the Board of Directors authorized the Corporation to repurchase up to $2.5 billion of the Corporation’s common stock.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2025 and 2024, and changes during the three and six months then ended.
TABLE 59: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2025
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2025	$(527.1)	$0.1	$237.8	$(450.3)	$(739.5)
Net Change	45.9	(0.1)	(7.7)	2.2	40.3
Balance at June 30, 2025	$(481.2)	$—	$230.1	$(448.1)	$(699.2)

	SIX MONTHS ENDED JUNE 30, 2025
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
Net Change	116.9	(0.6)	(3.0)	1.5	114.8
Balance at June 30, 2025	$(481.2)	$—	$230.1	$(448.1)	$(699.2)

	THREE MONTHS ENDED JUNE 30, 2024
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2024	(710.5)	0.1	208.2	(415.4)	(917.6)
Net Change	43.4	(0.1)	7.0	2.3	52.6
Balance at June 30, 2024	(667.1)	—	215.2	(413.1)	(865.0)

	SIX MONTHS ENDED JUNE 30, 2024
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	(923.9)	0.8	203.6	(418.4)	(1,137.9)
Net Change	256.8	(0.8)	11.6	5.3	272.9
Balance at June 30, 2024	(667.1)	—	215.2	(413.1)	(865.0)

Notes to Consolidated Financial Statements (unaudited) (continued)

TABLE 60: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2025			2024
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$37.9	$(11.4)	$26.5	$40.0	$(17.1)	$22.9
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	25.7	(6.3)	19.4	27.2	(6.7)	20.5
Net (Gains) Losses on Debt Securities(2)	—	—	—	(0.1)	0.1	—
Net Change	$63.6	$(17.7)	$45.9	$67.1	$(23.7)	$43.4
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$3.2	$(0.7)	$2.5	$0.9	$(0.2)	$0.7
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(3.4)	0.8	(2.6)	(1.0)	0.2	(0.8)
Net Change	$(0.2)	$0.1	$(0.1)	$(0.1)	$—	$(0.1)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$206.0	$(4.3)	$201.7	$(11.9)	$(1.7)	$(13.6)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.4	—	0.4	(0.2)	0.1	(0.1)
Net Investment Hedge Gains (Losses)	(278.1)	68.3	(209.8)	18.0	2.7	20.7
Net Change	$(71.7)	$64.0	$(7.7)	$5.9	$1.1	$7.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$—	$(0.1)	$(0.1)	$(0.1)	$—	$(0.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.0	(0.7)	2.3	3.2	(0.8)	2.4
Net Change	$3.0	$(0.8)	$2.2	$3.1	$(0.8)	$2.3
Total Net Change	$(5.3)	$45.6	$40.3	$76.0	$(23.4)	$52.6

SIX MONTHS ENDED JUNE 30,	2025			2024
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$109.1	$(30.3)	$78.8	$113.2	$(36.5)	$76.7
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	50.5	(12.4)	38.1	51.6	(12.9)	38.7
Net (Gains) Losses on Debt Securities(2)	—	—	—	189.3	(47.9)	141.4
Net Change	$159.6	$(42.7)	$116.9	$354.1	$(97.3)	$256.8
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$13.0	$(3.1)	$9.9	$5.4	$(1.3)	$4.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(13.9)	3.4	(10.5)	(6.5)	1.6	(4.9)
Net Change	$(0.9)	$0.3	$(0.6)	$(1.1)	$0.3	$(0.8)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$297.4	$(4.9)	$292.5	$(70.4)	$1.2	$(69.2)
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.6	—	0.6	(0.8)	0.2	(0.6)
Net Investment Hedge Gains (Losses)	(392.4)	96.3	(296.1)	99.3	(17.9)	81.4
Net Change	$(94.4)	$91.4	$(3.0)	$28.1	$(16.5)	$11.6
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(3.4)	$0.3	$(3.1)	$1.0	$(0.5)	$0.5
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	6.0	(1.4)	4.6	6.4	(1.6)	4.8
Net Change	$2.6	$(1.1)	$1.5	$7.4	$(2.1)	$5.3
Total Net Change	$66.9	$47.9	$114.8	$388.5	$(115.6)	$272.9
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 61: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2025	2024	2025	2024
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	192,751,910	203,306,236	193,965,606	203,967,516
Net Income	$421.3	$896.1	$813.3	$1,110.8
Less: Dividends on Preferred Stock	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	416.6	891.4	792.4	1,089.9
Less: Earnings Allocated to Participating Securities	3.8	7.1	7.4	9.5
Earnings Allocated to Common Shares Outstanding	412.8	884.3	785.0	1,080.4
Basic Net Income Per Common Share	$2.14	$4.35	$4.05	$5.30
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	192,751,910	203,306,236	193,965,606	203,967,516
Plus: Dilutive Effect of Share-based Compensation	622,978	432,434	776,726	469,241
Average Common and Potential Common Shares	193,374,888	203,738,670	194,742,332	204,436,757
Earnings Allocated to Common and Potential Common Shares	$412.8	$884.3	$785.0	$1,080.4
Diluted Net Income Per Common Share	2.13	4.34	4.03	5.28
Note:    For the three and six months ended June 30, 2025, there were no common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three and six months ended June 30, 2024, there were de minimis and 0.1 million common stock equivalents excluded in the computation of diluted net income per share.
Note 13 – Revenue from Contracts with Clients
Trust, Investment, and Other Servicing Fees. Custody and Fund Administration income is comprised of revenues received from our core asset servicing business for providing custody, fund administration, and middle-office-related services, primarily to Asset Servicing clients. Investment Management and Advisory income contains revenue received from providing asset management and related services to Asset Servicing and Wealth Management clients and to Northern Trust sponsored funds. Securities Lending income represents revenues generated from securities lending arrangements that Northern Trust enters into as agent, mainly with Asset Servicing clients. Other income largely consists of revenues received from providing employee benefit, investment risk and analytic and other services to Asset Servicing and Wealth Management clients.
Other Noninterest Income. Treasury Management income represents revenues received from providing cash and liquidity management services to Asset Servicing and Wealth Management clients. The portion of Security Commissions and Trading Income that relates to revenue from contracts with clients is primarily comprised of commissions earned from providing securities brokerage services to Asset Servicing and Wealth Management clients. The portion of Other Operating Income that relates to revenue from contracts with clients is mainly comprised of service fees for banking-related services provided to Wealth Management and Asset Servicing clients.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 62: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$498.4	$477.2	$983.5	$944.6
Investment Management and Advisory	649.6	609.6	1,297.0	1,203.5
Securities Lending	20.3	16.9	38.2	35.5
Other	62.8	62.4	126.2	125.4
Total Trust, Investment and Other Servicing Fees	$1,231.1	$1,166.1	$2,444.9	$2,309.0
Other Noninterest Income
Foreign Exchange Trading Income	$50.6	$58.4	$109.3	$115.4
Treasury Management Fees	9.7	9.0	19.3	18.3
Security Commissions and Trading Income	39.6	34.3	78.7	72.2
Other Operating Income	56.4	924.7	107.1	985.7
Investment Security Gains (Losses), net	—	0.1	—	(189.3)
Total Other Noninterest Income	$156.3	$1,026.5	$314.4	$1,002.3
Total Noninterest Income	$1,387.4	$2,192.6	$2,759.3	$3,311.3
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended June 30, 2025, revenue from contracts with clients also includes $37.7 million of the $39.6 million total Security Commissions and Trading Income and $10.4 million of the $56.4 million total Other Operating Income. For the six months ended June 30, 2025, revenue from contracts with clients also includes $75.8 million of the $78.7 million total Security Commissions and Trading Income and $20.8 million of the $107.1 million total Other Operating Income.
For the three months ended June 30, 2024, revenue from contracts with clients also includes $31.0 million of the $34.3 million total Security Commissions and Trading Income and $10.0 million of the $924.7 million total Other Operating Income. For the six months ended June 30, 2024, revenue from contracts with clients also includes $64.7 million of the $72.2 million total Security Commissions and Trading Income and $19.3 million of the $985.7 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2025 and December 31, 2024.
TABLE 63: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Trust Fees Receivable, net(1)	$966.9	$932.3
Other	70.1	64.5
Total Client Receivables	$1,037.0	$996.8
(1) Trust Fees Receivable is net of a $10.5 million and $12.0 million fee receivable allowance as of June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 64: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Interest Income
Federal Reserve and Other Central Bank Deposits	$436.4	$457.6	$816.4	$917.3
Interest-Bearing Due from and Deposits with Banks(1)	21.8	31.4	45.2	66.0
Federal Funds Sold and Securities Purchased under Agreements to Resell	693.2	863.5	1,380.0	1,687.4
Securities — Taxable	462.2	477.4	917.2	922.7
— Nontaxable(2)	0.3	0.3	0.6	0.6
Loans	576.3	648.3	1,151.2	1,301.9
Other Interest-Earning Assets(3)	22.6	28.0	43.1	56.2
Total Interest Income	$2,212.8	$2,506.5	$4,353.7	$4,952.1
Interest Expense
Deposits	$722.0	$898.3	$1,423.9	$1,780.0
Federal Funds Purchased	24.4	38.7	48.0	72.3
Securities Sold Under Agreements to Repurchase	680.6	851.5	1,353.8	1,665.4
Other Borrowings	80.4	95.3	160.1	183.9
Senior Notes	39.0	44.1	77.8	88.2
Long-Term Debt	55.9	55.7	111.5	111.3
Total Interest Expense	$1,602.3	$1,983.6	$3,175.1	$3,901.1
Net Interest Income	$610.5	$522.9	$1,178.6	$1,051.0
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 65: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Loan Service Fees	$12.5	$13.7	$26.2	$29.4
Banking Service Fees	14.1	13.3	28.4	26.6
Bank Owned Life Insurance	19.6	21.4	38.9	42.0
Other Income(1)	10.2	876.3	13.6	887.7
Total Other Operating Income	$56.4	$924.7	$107.1	$985.7
(1)     Other Income for the three and six months ended June 30, 2024 includes a $878.4 million net gain related to Northern Trust’s participation in the Visa Exchange Offer.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 66: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
In Millions)	2025	2024	2025	2024
Business Promotion	$22.2	$20.8	$39.1	$37.5
Staff Related	7.0	8.2	11.2	22.4
FDIC Insurance Premiums(1)	9.5	9.8	17.4	28.5
Charitable Contributions(2)	3.1	74.0	5.0	76.0
Other Expenses	49.1	62.5	102.2	111.3
Total Other Operating Expense	$90.9	$175.3	$174.9	$275.7
(1) FDIC Insurance Premiums include an additional FDIC Special Assessment charge of $2.3 million for the three months ended June 30, 2024 and $14.7 million for the six months ended June 30, 2024. Refer to Note 20—Commitments and Contingent Liabilities for further information.
(2) Charitable Contributions include a $70 million contribution to the Northern Trust Foundation for the three and six months ended June 30, 2024.
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and six months ended June 30, 2025 and 2024.
TABLE 67: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$13.7	$13.4	$27.4	$26.8
Interest Cost	15.5	13.9	31.0	27.8
Expected Return on Plan Assets	(30.6)	(28.9)	(61.2)	(57.8)
Amortization
Net Actuarial Loss	1.9	1.9	3.8	3.8
Net Periodic Pension Expense	$0.5	$0.3	$1.0	$0.6

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$0.5	$0.5	$1.0	$1.0
Interest Cost	1.2	1.1	2.3	2.2
Expected Return on Plan Assets	(1.7)	(1.6)	(3.3)	(3.2)
Net Periodic Pension Expense	$—	$—	$—	$—

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$1.2	$1.2	$2.4	$2.4
Interest Cost	1.3	1.2	2.6	2.4
Amortization
Net Actuarial Loss	1.1	1.3	2.2	2.6
Net Periodic Pension Expense	$3.6	$3.7	$7.2	$7.4
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions made to the U.S. Qualified Plan or the U.S. Non-Qualified Plan during the three months ended June 30, 2025 and 2024. There were $125.0 million and $200.0 million of contributions to the U.S. Qualified Plan during the six months ended June 30, 2025 and 2024, respectively. There were $12.9 million and $8.0 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2025 and 2024, respectively.
Note 18 – Share-Based Compensation Plans
The Northern Trust Corporation 2017 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options; tandem and free-standing stock appreciation rights; stock awards in the form of restricted stock, restricted stock units and other stock awards; and performance awards.

Notes to Consolidated Financial Statements (unaudited) (continued)
Restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements.
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2025 and 2024.
TABLE 68: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Restricted Stock Unit Awards	$16.3	$15.5	$73.8	$64.9
Performance Stock Units	1.9	1.5	16.3	18.5
Total Share-Based Compensation Expense	18.2	17.0	90.1	83.4
Tax Benefits Recognized	$4.5	$4.1	$22.1	$20.4
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
Northern Trust’s investments in these unconsolidated entities are reported in Other Assets or HTM Debt Securities, depending on the structure of the investment.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 69: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	JUNE 30, 2025	DECEMBER 31, 2024
Investment Carrying Amount
Affordable Housing	$618.2	$657.0
New Markets	228.3	219.7
Total Investment Carrying Amount(1)	$846.5	$876.7

Unfunded Commitments
Affordable Housing	$193.2	$227.1
New Markets	—	—
Total Unfunded Commitments(2)	$193.2	$227.1
(1)    As of June 30, 2025 and December 31, 2024, $821.7 million and $849.3 million are VIEs, respectively.
(2) As of June 30, 2025 and December 31, 2024, $189.9 million and $221.0 million relate to undrawn commitments on VIEs, respectively.

On January 1, 2024, Northern Trust adopted ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method—a consensus of the Emerging Issues Task Force” (ASU 2023-02). Upon adoption of ASU 2023-02, Northern Trust elected to account for qualifying new markets tax credit investments under the proportional amortization method. Prior to the adoption of ASU 2023-02, Northern Trust accounted for qualifying affordable housing investments under the proportional amortization method and continues to do so subsequent to the adoption of ASU 2023-02. Under the proportional amortization method, the carrying amount of the investment is amortized in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and income tax benefits expected to be received over the life of the investment. Income tax credits and other income tax benefits and amortization expense associated with unconsolidated tax credit structures are primarily reported in the Provision for Income Tax on the consolidated statement of income.
TABLE 70: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2025	2024	2025	2024
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$24.0	$21.8	$48.0	$43.5
New Markets	3.9	5.0	7.5	10.0
Total Income Tax Credits and Other Income Tax Benefits	$27.9	$26.8	$55.5	$53.5

Amortization Expense
Affordable Housing	$22.2	$19.3	$43.8	$38.8
New Markets	3.6	4.5	7.1	8.9
Total Amortization Expense	$25.8	$23.8	$50.9	$47.7
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
Periodically, Northern Trust makes seed capital investments to certain funds. As of June 30, 2025 and December 31, 2024, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2025 and December 31, 2024.
TABLE 71: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2025			DECEMBER 31, 2024
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$9,509.3	$17,549.7	$27,059.0	$10,849.6	$17,293.2	$28,142.8
Standby Letters of Credit and Financial Guarantees(2)(3)	115,678.6	359.5	116,038.1	112,256.3	490.1	112,746.4
Commercial Letters of Credit	29.4	0.3	29.7	20.3	0.2	20.5
Securities Lent with Indemnification	169,168.8	—	169,168.8	144,543.7	—	144,543.7
Total Off-Balance Sheet Financial Instruments	$294,386.1	$17,909.5	$312,295.6	$267,669.9	$17,783.5	$285,453.4
(1) These amounts exclude $255.5 million and $268.5 million of commitments participated to others at June 30, 2025 and December 31, 2024, respectively.
(2) These amounts include $98.0 million and $109.4 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2025 and December 31, 2024, respectively.
(3) These amounts include a $114.1 billion and $110.8 billion guarantee to the FICC under the sponsored member program, without taking into consideration the related collateral, as of June 30, 2025 and December 31, 2024, respectively.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of June 30, 2025 and December 31, 2024 subject to indemnification was $169.2 billion and $144.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of June 30, 2025 or December 31, 2024, related to these indemnifications.

Notes to Consolidated Financial Statements (unaudited) (continued)
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of June 30, 2025 and December 31, 2024, there were no unsettled reverse repurchase agreements and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At June 30, 2025 and December 31, 2024, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
FDIC Special Assessment. In November 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to implement a special assessment to recoup losses to the deposit insurance fund associated with bank failures in the first half of 2023. In conjunction with the special assessment, $84.6 million was recognized as an accrued liability and related expense in 2023. During the first half of 2024, the FDIC published revised estimated losses as well as estimated recoveries from the related bank failures. As a result, Northern Trust recognized an additional expense of $14.7 million during the six months ended June 30, 2024, recorded to Other Operating Expense.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2025, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $4.6 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B common shares will convert into Visa Class A common shares was reduced to 1.5342 as of June 30, 2025.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of June 30, 2025. Based upon the June 30, 2025, closing price of $355.05 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $1.1 billion at the current conversion rate of Visa Class B to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
As of June 30, 2025, Northern Trust continues to hold 15.3 thousand Visa Class C common shares which are recorded at their fair value of $21.7 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At June 30, 2025, Northern Trust has not recorded a liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2025 and December 31, 2024.
TABLE 72: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2025			DECEMBER 31, 2024
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,748.3	$242.4	$223.9	$9,706.3	$189.4	$159.3
Foreign Exchange Contracts
Cash Flow Hedges	138.4	—	7.7	872.8	40.8	—
Net Investment Hedges	4,397.9	—	407.4	4,558.6	196.5	24.3
Total Derivatives Designated as Hedging under GAAP	$14,284.6	$242.4	$639.0	$15,137.7	$426.7	$183.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.7	$—	$—	$1.7	$—	$—
Other Financial Derivatives(3)	572.0	—	22.8	512.0	—	27.2
Total Non-Designated Risk Management Derivatives	$573.7	$—	$22.8	$513.7	$—	$27.2
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$402,917.6	$3,697.1	$3,697.2	$362,658.7	$4,760.0	$4,685.5
Interest Rate Contracts	14,208.9	127.0	178.7	15,081.7	171.8	262.1
Total Client-Related and Trading Derivatives	$417,126.5	$3,824.1	$3,875.9	$377,740.4	$4,931.8	$4,947.6
Total Derivatives Not Designated as Hedging under GAAP	$417,700.2	$3,824.1	$3,898.7	$378,254.1	$4,931.8	$4,974.8
Total Gross Derivatives	$431,984.8	$4,066.5	$4,537.7	$393,391.8	$5,358.5	$5,158.4
Less: Netting(4)		3,175.5	2,380.7		1,910.4	4,199.6
Total Derivative Financial Instruments		$891.0	$2,157.0		$3,448.1	$958.8
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six- month periods ended June 30, 2025 and 2024. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

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
There were no material gains or losses reclassified into earnings during the three- and six- month periods ended June 30, 2025 and 2024, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $0.1 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of June 30, 2025, one month was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six- month period ended June 30, 2025 and 2024.
TABLE 73: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
THREE MONTHS ENDED JUNE 30,	2025	2024	2025	2024
Total amounts on the consolidated statements of income	$2,212.8	$2,506.5	$1,602.3	$1,983.6
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(48.0)	34.5	25.5	0.1
Recognized on hedged items	48.0	(34.5)	(25.5)	(0.1)
Amounts related to interest settlements on derivatives	9.2	28.3	(14.8)	(19.9)
Total gains (losses) recognized on fair value hedges	$9.2	$28.3	$(14.8)	$(19.9)
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$3.4	$1.0	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$3.4	$1.0	$—	$—

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
SIX MONTHS ENDED JUNE 30,	2025	2024	2025	2024
Total amounts on the consolidated statements of income	$4,353.7	$4,952.1	$3,175.1	$3,901.1
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(147.6)	157.5	64.7	(30.0)
Recognized on hedged items	147.6	(157.5)	(64.7)	30.0
Amounts related to interest settlements on derivatives	18.2	50.6	(29.4)	(39.8)
Total gains (losses) recognized on fair value hedges	$18.2	$50.6	$(29.4)	$(39.8)
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$13.9	$6.5	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$13.9	$6.5	$—	$—

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2025 and December 31, 2024.
TABLE 74: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2025		DECEMBER 31, 2024
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,769.9	$102.2	$7,567.3	$(48.7)
Senior Notes and Long-Term Subordinated Debt	2,580.8	(165.2)	2,507.5	(238.0)
(1)    The cumulative hedge accounting basis adjustment includes $1.5 million related to discontinued hedging relationships of AFS debt securities and $5.7 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of June 30, 2025.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $278.1 million and gains of $18.0 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2025 and 2024, respectively. Net investment hedge losses of $392.4 million and gains of $99.3 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2025 and 2024, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and six months ended June 30, 2025 and 2024, respectively, for derivative instruments not designated as hedges under GAAP.
TABLE 75: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2025	2024	2025	2024
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$—	$—	$(0.2)
Other Financial Derivatives(1)	Other Operating Income	0.2	(15.4)	(5.4)	(16.6)
Gains (Losses) from non-designated risk management derivatives		$0.2	$(15.4)	$(5.4)	$(16.8)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$50.6	$58.4	$109.3	$115.4
Interest Rate Contracts	Security Commissions and Trading Income	1.2	0.7	1.7	1.9
Gains from client-related and trading derivatives		$51.8	$59.1	$111.0	$117.3
Total gains from derivatives not designated as hedging under GAAP		$52.0	$43.7	$105.6	$100.5
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2025 and December 31, 2024.
TABLE 76: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	JUNE 30, 2025	DECEMBER 31, 2024
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$65,692.6	$65,374.8
Total Borrowings	65,692.6	65,374.8
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2025 and December 31, 2024.
TABLE 77: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2025
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,233.2	$3,074.7	$158.5	$5.3	$153.2
Interest Rate Swaps OTC	369.4	100.8	268.6	—	268.6
Total Derivatives Subject to a Master Netting Arrangement	3,602.6	3,175.5	427.1	5.3	421.8
Total Derivatives Not Subject to a Master Netting Arrangement	463.9	—	463.9	—	463.9
Total Derivatives	4,066.5	3,175.5	891.0	5.3	885.7
Securities Purchased under Agreements to Resell(2)	$65,773.1	$64,851.2	$921.9	$921.9	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,801.6	$1,745.2	$2,056.4	$23.6	$2,032.8
Interest Rate Swaps OTC	359.3	165.2	194.1	—	194.1
Interest Rate Swaps Exchange Cleared	1.9	—	1.9	—	1.9
Total Derivatives Subject to a Master Netting Arrangement	4,162.8	1,910.4	2,252.4	23.6	2,228.8
Total Derivatives Not Subject to a Master Netting Arrangement	1,195.7	—	1,195.7	—	1,195.7
Total Derivatives	5,358.5	1,910.4	3,448.1	23.6	3,424.5
Securities Purchased under Agreements to Resell(2)	$65,338.8	$64,912.8	$426.0	$426.0	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2025 and December 31, 2024.
TABLE 78: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2025
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,844.8	$2,353.8	$491.0	$—	$491.0
Interest Rate Swaps OTC	402.6	5.4	397.2	—	397.2
Other Financial Derivatives	22.8	21.5	1.3	—	1.3
Total Derivatives Subject to a Master Netting Arrangement	3,270.2	2,380.7	889.5	—	889.5
Total Derivatives Not Subject to a Master Netting Arrangement	1,267.5	—	1,267.5	—	1,267.5
Total Derivatives	4,537.7	2,380.7	2,157.0	—	2,157.0
Securities Sold under Agreements to Repurchase(2)	$65,692.6	$64,851.2	$841.4	$841.4	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$4,392.7	$4,197.3	$195.4	$—	$195.4
Interest Rate Swaps OTC	421.2	2.3	418.9	—	418.9
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	27.2	—	27.2	—	27.2
Total Derivatives Subject to a Master Netting Arrangement	4,841.3	4,199.6	641.7	—	641.7
Total Derivatives Not Subject to a Master Netting Arrangement	317.1	—	317.1	—	317.1
Total Derivatives	5,158.4	4,199.6	958.8	—	958.8
Securities Sold under Agreements to Repurchase(2)	$65,374.8	$64,912.8	$462.0	$462.0	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $301.5 million and $35.1 million, respectively, as of June 30, 2025, and $140.6 million and $36.4 million, respectively, as of December 31, 2024, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $642.1 million and $1.6 billion at June 30, 2025 and December 31, 2024. Cash collateral amounts deposited with derivative counterparties on those dates included $456.6 million and $1.4 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2025 and December 31, 2024, of $185.5 million and $158.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2025, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2025, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2025.
TABLE 79: REPURCHASES OF COMMON STOCK

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
April 1 - 30, 2025	1,167,440	$89.94	1,167,440	7,591,004
May 1 - 31, 2025	1,293,692	103.68	1,293,692	6,297,312
June 1 - 30, 2025	903,226	109.93	903,226	5,394,086
Total (Second Quarter)	3,364,358	$100.59	3,364,358	5,394,086
On July 22, 2025 the Corporation’s Board of Directors approved a new common stock repurchase authorization (the “New Stock Repurchase Authorization”) authorizing, but not obligating, the repurchase of up to $2.5 billion (the “Maximum Program Amount”) of the Corporation’s outstanding shares of common stock from time to time. The New Stock Repurchase Authorization replaces the previously announced authorization approved on October 19, 2021, for which there had been approximately $4.8 million shares of remaining repurchase capacity as of the date of the New Stock Repurchase Authorization after taking into account 572,709 shares repurchased between July 1, 2025 and the date of the New Stock Repurchase Authorization. All funds expected in connection with repurchases after the New Stock Repurchase Authorization shall count against the Maximum Program Amount. The New Stock Repurchase Authorization has no expiration date. Thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits.
The Corporation expects to acquire shares of common stock under the New Stock Repurchase Authorization through open market transactions, block trades, privately negotiated transactions, and/or pursuant to any trading plan that may be adopted by the Corporation’s management in accordance with federal securities laws from time to time, including pursuant to Rule 10b5-1 of the Exchange Act. The timing and actual number of shares of common stock repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The New Stock Repurchase Authorization does not obligate the Corporation to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. Please refer to Note 10—Stockholders’ Equity to the consolidated financial statements provided in Part I - Item 1. Consolidated Financial Statements (unaudited).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Northern Trust Corporation Non-Employee Director Compensation Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 30, 2025	By:	/s/ David W. Fox, Jr.
David W. Fox, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2025	By:	/s/ John P. Landers
John P. Landers Executive Vice President and Controller (Principal Accounting Officer)