Form 10-Q
period 2025-09-30
NORTHERN TRUST CORP
filed 2025-10-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At September 30, 2025, 189,117,369 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	35
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders’ Equity	37
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	40
Item 4: Controls and Procedures	83

Part II – Other Information
Item 1: Legal Proceedings	84
Item 1A: Risk Factors	84
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3: Defaults Upon Senior Securities	84
Item 4: Mine Safety Disclosures	84
Item 5: Other Information	85
Item 6: Exhibits	85

Signatures	86
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2025	2024	% CHANGE(1)	2025	2024	% CHANGE(1)
Noninterest Income	$1,434.6	$1,406.2	2%	$4,193.9	$4,717.5	(11)%
Net Interest Income	590.8	562.3	5	1,769.4	1,613.3	10
Total Revenue	2,025.4	1,968.5	3	5,963.3	6,330.8	(6)
Provision for Credit Losses	(17.0)	8.0	N/M	0.5	7.5	N/M
Noninterest Expense	1,422.9	1,359.4	5	4,257.1	4,258.0	—
Income before Income Taxes	619.5	601.1	3	1,705.7	2,065.3	(17)
Provision for Income Taxes	161.9	136.2	19	434.8	489.6	(11)
Net Income	$457.6	$464.9	(2)%	$1,270.9	$1,575.7	(19)%

PER COMMON SHARE
Net Income — Basic	$2.30	$2.23	3%	$6.34	$7.53	(16)%
— Diluted	2.29	2.22	3	6.32	7.51	(16)
Cash Dividends Declared Per Common Share	0.80	0.75	7	2.30	2.25	2
Book Value — End of Period (EOP)	63.83	59.85	7	63.83	59.85	7
Market Value — EOP	134.60	90.03	50	134.60	90.03	50

SELECTED BALANCE SHEET DATA ($ In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024	% CHANGE(1)
End of Period:
Total Assets	$170,263.3	$155,508.4	9%
Earning Assets	159,079.4	142,228.0	12
Deposits	135,801.1	122,482.7	11
Stockholders’ Equity	12,956.0	12,788.4	1

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	% CHANGE(1)	2025	2024	% CHANGE(1)
Average Balances:
Total Assets	$151,041.5	$146,842.9	3%	$153,010.4	$146,654.8	4%
Earning Assets	139,338.9	134,767.8	3	141,061.1	134,662.2	5
Deposits	116,700.6	112,560.7	4	118,335.4	112,754.2	5
Stockholders’ Equity	12,707.0	12,474.1	2	12,641.4	12,206.5	4

CLIENT ASSETS ($ In Billions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024	% CHANGE(1)
AUC/A(2)	$18,247.6	$16,788.0	9%
AUC	14,439.1	13,349.2	8
AUM	1,772.7	1,610.4	10
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)    For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Financial Ratios:
Return on Average Common Equity	14.8%	15.4%	14.0%	18.2%
Dividend Payout Ratio	34.9	33.8	36.4	30.0
Net Interest Margin(1)	1.70	1.68	1.69	1.62

	Standardized Approach		Advanced Approach
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.4%	12.4%	15.1%	14.5%	N/A	4.5%
Tier 1 Capital	13.4	13.3	16.2	15.6	6.0	6.0
Total Capital	15.1	15.1	18.0	17.4	10.0	8.0
Tier 1 Leverage	8.0	8.1	8.0	8.1	N/A	4.0
Supplementary Leverage	N/A	N/A	8.9	8.9	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.8%	11.4%	14.5%	13.6%	6.5%	4.5%
Tier 1 Capital	11.8	11.4	14.5	13.6	8.0	6.0
Total Capital	13.1	12.8	15.9	15.0	10.0	8.0
Tier 1 Leverage	7.0	6.9	7.0	6.9	5.0	4.0
Supplementary Leverage	N/A	N/A	7.7	7.5	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the third quarter of 2025. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2024. Investors also should read the section titled “Forward-Looking Statements.”
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
Overview of Financial Results
TABLE 1: FINANCIAL HIGHLIGHTS

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Trust, Investment and Other Servicing Fees	$1,265.5	$1,196.6	$68.9	6%	$3,710.4	$3,505.6	$204.8	6%
Other Noninterest Income(1)	169.1	209.6	(40.5)	(19)	483.5	1,211.9	(728.4)	(60)
Net Interest Income	590.8	562.3	28.5	5	1,769.4	1,613.3	156.1	10
Total Revenue	$2,025.4	$1,968.5	$56.9	3%	$5,963.3	$6,330.8	$(367.5)	(6)%
Provision for Credit Losses	(17.0)	8.0	N/M	N/M	0.5	7.5	N/M	N/M
Noninterest Expense(2)	1,422.9	1,359.4	63.5	5	4,257.1	4,258.0	(0.9)	—
Income before Income Taxes	$619.5	$601.1	$18.4	3%	$1,705.7	$2,065.3	$(359.6)	(17)%
Provision for Income Taxes	161.9	136.2	25.7	19	434.8	489.6	(54.8)	(11)
Net Income	$457.6	$464.9	$(7.3)	(2)%	$1,270.9	$1,575.7	$(304.8)	(19)%
Preferred Stock Dividends	16.2	16.2	—	—	37.1	37.1	—	—
Net Income Applicable to Common Stock	$441.4	$448.7	$(7.3)	(2)%	$1,233.8	$1,538.6	$(304.8)	(20)%
PER COMMON SHARE
Net Income – Basic	$2.30	$2.23	$0.07	3%	$6.34	$7.53	$(1.19)	(16)%
– Diluted	2.29	2.22	0.07	3	6.32	7.51	(1.19)	(16)
Cash Dividends Declared Per Common Share	0.80	0.75	0.05	7	2.30	2.25	0.05	2
SELECTED RATIOS AND METRICS
Return on Average Common Equity	14.8%	15.4%			14.0%	18.2%
(1)    For the three months ended September 30, 2024, Other Noninterest Income included a $68.1 million pre-tax gain related to the sale of an equity investment, recorded in Other Operating Income. For the nine months ended September 30, 2024, Other Noninterest Income included a $878.4 million net gain related to Northern Trust’s participation in the Visa Exchange Offer, a $7.6 million impairment charge taken on certain investments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded to Other Operating Income, as well as a $189.3 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, recorded in Investment Security Gains (Losses), net.
(2)    For the nine months ended September 30, 2024, Noninterest Expense included severance-related charges of $85.2 million, of which $81.8 million was recorded to Compensation expense and $3.4 million was recorded to Outside Services, a $70.0 million charitable contribution to the Northern Trust Foundation, recorded in Other Operating Expense, $16.4 million of software amortization acceleration and dispositions, recorded to Equipment and Software expense, as well as a $14.7 million increase to the Federal Deposit Insurance Corporation (FDIC) special assessment and a $10.6 million legal settlement, both recorded to Other Operating Expense.
N/M - Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Three Months Ended September 30, 2025 highlights:
•Revenue for the three months ended September 30, 2025 increased from the prior-year quarter to $2.0 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $1.3 billion in the current quarter primarily due to favorable markets.
◦Other Noninterest Income decreased to $169.1 million in the current quarter primarily driven by the $68.1 million gain on the sale of an equity investment in the prior-year quarter, partially offset by lower expenses in the current quarter associated with existing Visa Class B swap agreements.
◦Net Interest Income increased to $590.8 million in the current quarter primarily driven by lower funding costs.
•Noninterest Expense increased to $1.4 billion in the current quarter primarily due to higher Compensation and Equipment and Software expense.
•In the current quarter, there was a negative Provision for Credit Losses of $17.0 million, as compared to a Provision for Credit Losses of $8.0 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “Consolidated Results of Operations” section.
•The Provision for Income Taxes in the current quarter totaled $161.9 million, representing an effective tax rate of 26.1%. The Provision for Income Taxes in the prior-year quarter totaled $136.2 million, representing an effective tax rate of 22.7%.

Nine Months Ended September 30, 2025 highlights:
•Revenue for the nine months ended September 30, 2025 decreased from the prior-year period to $6.0 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $3.7 billion in the current period primarily driven by favorable markets and net new business.
◦Other Noninterest Income decreased to $483.5 million in the current period primarily driven by the $878.4 million net gain related to Northern Trust’s participation in the Visa exchange program and a $68.1 million gain on the sale of an equity investment, partially offset by a $189.3 million AFS debt security loss, a $7.6 million charge for investment impairments and a $6.5 million loss recognized as a result of security repositioning related to the supplemental pension plan, all recorded in the prior-year period.
◦Net Interest Income increased to $1.8 billion in the current period primarily due to the favorable impact of higher deposits, lower funding costs and higher foreign exchange swap activity executed by our Treasury department.
•There was a $0.5 million Provision for Credit Losses in the current period, as compared to a $7.5 million Provision for Credit Losses in the prior-year period. For additional information, refer to the Provision for Credit Losses within “Consolidated Results of Operations” section.
•The Provision for Income Taxes for the current period totaled $434.8 million, representing an effective tax rate of 25.5%. The Provision for Income Taxes for the prior-year period totaled $489.6 million, representing an effective tax rate of 23.7%.

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
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 2: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$482.7	$453.1	$29.6	7%	$1,405.2	$1,335.7	$69.5	5%
Investment Management	159.6	152.6	7.0	5	469.4	438.3	31.1	7
Securities Lending	21.2	17.5	3.7	21	59.3	51.9	7.4	14
Other	43.4	43.9	(0.5)	(1)	136.7	131.4	5.3	4
Total Asset Servicing Trust, Investment and Other Servicing Fees	$706.9	$667.1	$39.8	6%	$2,070.6	$1,957.3	$113.3	6%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$200.6	$186.6	$14.0	8%	$578.9	$545.6	$33.3	6%
East	146.0	136.4	9.6	7	426.3	399.0	27.3	7
West	110.5	105.7	4.8	4	324.8	308.9	15.9	5
Global Family Office	101.5	100.8	0.7	1	309.8	294.8	15.0	5
Total Wealth Management Trust, Investment and Other Servicing Fees	$558.6	$529.5	$29.1	5%	$1,639.8	$1,548.3	$91.5	6%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,265.5	$1,196.6	$68.9	6%	$3,710.4	$3,505.6	$204.8	6%
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
Custody and Fund Administration fees increased both from the prior-year quarter and from the prior-year period primarily driven by favorable markets, net new business, and favorable currency movements.
Investment Management fees increased both from the prior-year quarter and from the from the prior-year period primarily due to favorable markets.
Securities Lending increased from the prior-year period primarily due to higher loan volumes.
Wealth Management
Wealth Management fee income is calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values.
Fee income in the regions (Central, East and West) increased both from the prior-year quarter and from the prior-year period, primarily due to favorable markets.
Global Family Office fee income increased from the prior-year period, primarily due to favorable markets.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 3: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED SEPTEMBER 30,			AS OF SEPTEMBER 30,
	2025	2024	CHANGE	2025	2024	CHANGE
S&P 500	6,424	5,542	16%	6,688	5,762	16%
MSCI EAFE (U.S. dollars)	2,698	2,378	13	2,767	2,469	12
MSCI EAFE (local currency)	1,641	1,507	9	1,677	1,524	10
TABLE 4: FIXED INCOME MARKET INDICES

	AS OF SEPTEMBER 30,
	2025	2024	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,323	2,258	3%
Barclays Capital Global Aggregate Bond Index	500	488	2
Client Assets
As noted above, AUC/A and AUM are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	CHANGE Q3-25/Q2-25	CHANGE Q3-25/Q3-24
($ In Billions)
Asset Servicing	$16,990.4	$16,864.9	$16,278.0	1%	4%
Wealth Management	1,257.2	1,203.4	1,145.0	4	10
Total Assets Under Custody / Administration	$18,247.6	$18,068.3	$17,423.0	1%	5%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 6: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	CHANGE Q3-25/Q2-25	CHANGE Q3-25/Q3-24
($ In Billions)
Asset Servicing	$13,195.0	$13,056.5	$12,662.1	1%	4%
Wealth Management	1,244.1	1,187.2	1,132.7	5	10
Total Assets Under Custody	$14,439.1	$14,243.7	$13,794.8	1%	5%

Total assets under custody/administration and assets under custody increased from the prior-year quarter primarily driven by favorable markets and favorable currency translation, partially offset by asset outflows.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 7: ALLOCATION OF ASSETS UNDER CUSTODY

	SEPTEMBER 30, 2025			JUNE 30, 2025			SEPTEMBER 30, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	49%	61%	50%	49%	62%	50%	48%	62%	50%
Fixed Income Securities	31	13	30	31	13	30	31	13	29
Cash and Other Assets	18	26	19	18	25	19	20	25	20
Securities Lending Collateral	2	—	1	2	—	1	1	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	CHANGE Q3-25/Q2-25	CHANGE Q3-25/Q3-24
Equities	$7,166.5	$7,156.8	$6,799.5	—%	5%
Fixed Income Securities	4,297.9	4,203.0	4,031.7	2	7
Cash and Other Assets	2,768.1	2,677.9	2,787.5	3	(1)
Securities Lending Collateral	206.6	206.0	176.1	—	17
Total AUC	$14,439.1	$14,243.7	$13,794.8	1%	5%
The following table presents Northern Trust’s AUM by reporting segment.
TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	CHANGE Q3-25/Q2-25	CHANGE Q3-25/Q3-24
($ In Billions)
Asset Servicing	$1,280.1	$1,229.2	$1,177.9	4%	9%
Wealth Management	492.6	468.5	443.9	5	11
Total AUM	$1,772.7	$1,697.7	$1,621.8	4%	9%
Total assets under management increased compared to the prior-year quarter primarily reflecting favorable markets and net new business.
The following table presents the allocation of Northern Trust’s AUM by reporting segment.
TABLE 10: ALLOCATION OF ASSETS UNDER MANAGEMENT

	SEPTEMBER 30, 2025			JUNE 30, 2025			SEPTEMBER 30, 2024
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	61%	56%	54%	59%	56%	55%	58%	56%
Fixed Income Securities	11	19	13	11	20	13	11	20	13
Cash and Other Assets	18	20	19	18	21	19	19	22	20
Securities Lending Collateral	16	—	12	17	—	12	15	—	11
The following table presents Northern Trust’s AUM by investment type.
TABLE 11: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	CHANGE Q3-25/Q2-25	CHANGE Q3-25/Q3-24
Equities	$1,001.5	$943.6	$908.8	6%	10%
Fixed Income Securities	230.0	223.5	219.7	3	5
Cash and Other Assets	334.6	324.6	317.2	3	5
Securities Lending Collateral	206.6	206.0	176.1	—	17
Total AUM	$1,772.7	$1,697.7	$1,621.8	4%	9%

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents activity in consolidated AUM by product.
TABLE 12: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	SEPTEMBER 30, 2025	JUNE 30, 2025	MARCH 31, 2025	DECEMBER 31, 2024	SEPTEMBER 30, 2024
Beginning Balance of AUM	$1,697.7	$1,607.8	$1,610.4	$1,621.8	$1,526.7
Net Inflows (Outflows) by Product
Equities	(14.6)	(25.2)	(9.5)	0.7	(1.1)
Fixed Income	4.2	(1.4)	(1.0)	3.9	1.0
Cash and Other Assets	15.3	12.4	7.4	0.1	23.1
Securities Lending Collateral	0.6	14.9	14.7	0.3	15.4
Net Inflows (Outflows)	5.5	0.7	11.6	5.0	38.4
Total Market Performance, Currency & Other	69.5	89.2	(14.2)	(16.4)	56.7
Ending Balance of AUM	$1,772.7	$1,697.7	$1,607.8	$1,610.4	$1,621.8

Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 13: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Foreign Exchange Trading Income	$57.2	$54.1	$3.1	6%	$166.5	$169.5	$(3.0)	(2)%
Treasury Management Fees	9.5	8.2	1.3	16	28.8	26.5	2.3	9
Security Commissions and Trading Income	41.8	35.5	6.3	18	120.5	107.7	12.8	12
Other Operating Income	60.6	111.8	(51.2)	(46)	167.7	1,097.5	(929.8)	(85)
Investment Security Gains (Losses), net	—	—	—	N/M	—	(189.3)	189.3	N/M
Total Other Noninterest Income	$169.1	$209.6	$(40.5)	(19)%	$483.5	$1,211.9	$(728.4)	(60)%
N/M - Not meaningful

For the nine months ended September 30, 2025, Security Commissions and Trading Income increased compared to the prior-year period primarily driven by higher revenue from core brokerage.
For the three months ended September 30, 2025 Other Operating Income decreased compared to the prior-year quarter primarily driven by the $68.1 million gain on the sale of an equity investment in the prior-year quarter, partially offset by lower expenses in the current quarter associated with existing Visa Class B swap agreements. For the nine months ended September 30, 2025, Other Operating Income decreased compared to the prior-year period primarily driven by the $878.4 million gain related to Northern Trust’s participation in the Visa exchange program and a $68.1 million gain on the sale of an equity investment, partially offset by a $7.6 million charge for investment impairments and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan, all recorded in the prior-year period.
For the nine months ended September 30, 2024, Investment Security Gains (Losses), net reflects a $189.3 million available for sale debt security loss related to repositioning of the portfolio.

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
Net interest margin is the difference between what we earn on our assets and what we pay for deposits and other sources of funding relative to average interesting-earning assets. The direction and level of interest rates are important factors in our earnings. Net interest margin is calculated by dividing annualized Net Interest Income by average interest-earning assets.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rates changes affecting Net Interest Income and an analysis of Net Interest Income changes for the three months ended September 30, 2025.
TABLE 14: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THIRD QUARTER
	2025			2024
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$326.5	$33,754.2	3.84%	$451.7	$36,067.3	4.98%
Interest-Bearing Due from and Deposits with Banks(1)	20.7	5,237.7	1.57	28.5	4,828.1	2.35
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	711.7	1,300.4	217.12	890.8	977.4	362.57
Debt Securities
Available for Sale	383.0	33,022.7	4.60	379.8	27,462.6	5.50
Held to Maturity	99.8	22,129.7	1.79	107.8	22,834.0	1.88
Total Debt Securities	482.8	55,152.4	3.47	487.6	50,296.6	3.86
Loans(3)	585.1	41,500.6	5.59	646.5	39,884.0	6.45
Other Interest-Earning Assets(4)	23.0	2,393.6	3.81	32.2	2,714.4	4.71
Total Interest-Earning Assets	2,149.8	139,338.9	6.12	2,537.3	134,767.8	7.49
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,159.3	—	—	1,742.3	—
Other Noninterest-Earning Assets	—	10,543.3	—	—	10,332.8	—
Total Assets	$—	$151,041.5	—%	$—	$146,842.9	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$226.2	$28,348.7	3.16%	$238.6	$25,233.0	3.76%
Savings Certificates and Other Time	71.8	6,700.1	4.25	86.7	6,639.6	5.19
Non-U.S. Offices — Interest-Bearing	360.4	65,354.5	2.19	548.2	64,347.2	3.39
Total Interest-Bearing Deposits	658.4	100,403.3	2.60	873.5	96,219.8	3.61
Federal Funds Purchased	24.8	2,467.7	3.99	29.6	2,320.9	5.07
Securities Sold under Agreements to Repurchase(2)	695.0	500.4	551.02	869.7	504.3	686.17
Other Borrowings(6)	79.6	6,938.4	4.55	94.8	7,085.9	5.32
Senior Notes	39.3	2,839.6	5.50	44.2	2,795.6	6.30
Long-Term Debt	56.4	4,092.0	5.46	56.1	4,075.1	5.47
Total Interest-Bearing Liabilities	1,553.5	117,241.4	5.26	1,967.9	113,001.6	6.93
Interest Rate Spread	—	—	0.86	—	—	0.56
Demand and Other Noninterest-Bearing Deposits	—	16,297.3	—	—	16,340.9	—
Other Noninterest-Bearing Liabilities	—	4,795.8	—	—	5,026.3	—
Stockholders’ Equity	—	12,707.0	—	—	12,474.1	—
Total Liabilities and Stockholders’ Equity	$—	$151,041.5	—%	$—	$146,842.9	—%
Less: FTE Adjustment	$5.5	$—	—%	$7.1	$—	—%
Net Interest Income/Margin (Unadjusted)	$590.8	$—	1.68%	$562.3	$—	1.66%
Net Interest Income/Margin (FTE Adjusted)(8)	$596.3	$—	1.70%	$569.4	$—	1.68%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.7 billion and $64.3 billion for the three months ended September 30, 2025 and 2024, respectively. Excluding the impact of netting for the three months ended September 30, 2025 and 2024, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.41% and 5.43%, respectively. Excluding the impact of netting for the three months ended September 30, 2025 and 2024, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.37% and 5.34%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Net Interest Income for the three months ended September 30, 2025, stated on an FTE basis, increased from the prior-year quarter, primarily driven by lower funding costs.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily driven by lower funding costs, partially offset by lower yield on interest-earning assets.
Interest-earning deposits includes Federal Reserve and Other Central Bank Deposits and Interest-Bearing Due from and Deposits with Banks. Interest-earning deposits decreased 5%, from the prior-year quarter, primarily due to reinvesting into the securities portfolio.
Average Securities increased 10% from the prior-year quarter, reflecting strategic purchases of investment securities primarily in the AFS portfolio with modest duration and reinvesting maturities at higher yields Average taxable Securities were $46.9 billion in the current quarter and $44.0 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.3 billion in the current quarter and $6.3 billion in the prior-year quarter. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4-Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Average Loans increased 4%, from the prior-year quarter, primarily driven by an increase in average Private Client loans.
Average Other Interest-Earning Assets includes collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $994.6 million, $879.7 million, $342.7 million, $85.0 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Average Interest-Bearing Deposits increased 4% from the prior-year quarter, primarily due to increased client activity and higher liquidity as a result of market volatility. Average Non-U.S. Offices Interest-Bearing Deposits comprised 65% and 67% of total average Interest-Bearing Deposits for the three months ended September 30, 2025 and 2024, respectively.
The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes for the nine months ended September 30, 2025.
TABLE 15: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30,
	2025			2024
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$1,142.9	$38,177.7	4.00%	$1,369.0	$35,963.2	5.08%
Interest-Bearing Due from and Deposits with Banks(1)	65.9	5,146.9	1.71	94.5	4,748.9	2.66
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	2,091.7	806.0	346.96	2,578.2	743.6	463.18
Debt Securities
Available for Sale	1,102.7	31,545.8	4.67	1,067.8	26,039.7	5.48
Held to Maturity	300.7	21,617.0	1.86	345.0	23,566.3	1.96
Total Debt Securities	1,403.4	53,162.8	3.53	1,412.8	49,606.0	3.80
Loans (3)	1,737.6	41,246.6	5.63	1,953.0	40,831.6	6.39
Other Interest-Earning Assets(4)	72.3	2,521.1	3.83	96.1	2,768.9	4.63
Total Interest-Earning Assets	6,513.8	141,061.1	6.17	7,503.6	134,662.2	7.44
Cash and Due from Banks and Other Central Bank Deposits(5)	—	1,090.5	—	—	1,781.1	—
Other Noninterest-Earning Assets	—	10,858.8	—	—	10,211.5	—
Total Assets	$—	$153,010.4	—%	$—	$146,654.8	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$661.5	$28,291.2	3.13%	$748.9	$26,706.9	3.75%
Savings Certificates and Other Time	219.2	6,741.4	4.35	223.9	5,743.7	5.21
Non-U.S. Offices — Interest-Bearing	1,201.6	66,658.9	2.41	1,680.7	63,774.2	3.52
Total Interest-Bearing Deposits	2,082.3	101,691.5	2.74	2,653.5	96,224.8	3.68
Federal Funds Purchased	72.8	2,443.7	3.98	101.9	2,659.3	5.12
Securities Sold under Agreements to Repurchase(2)	2,048.8	509.3	537.83	2,535.1	522.9	647.56
Other Borrowings(6)	239.7	6,990.0	4.58	278.7	6,997.6	5.32
Senior Notes	117.1	2,813.4	5.57	132.4	2,757.8	6.41
Long-Term Debt	167.9	4,087.8	5.49	167.4	4,071.1	5.49
Total Interest-Related Funds	4,728.6	118,535.7	5.33	5,869.0	113,233.5	6.92
Interest Rate Spread	—	—	0.84	—	—	0.52
Demand and Other Noninterest-Bearing Deposits	—	16,643.9	—	—	16,529.4	—
Other Noninterest-Bearing Liabilities	—	5,189.4	—	—	4,685.4	—
Stockholders’ Equity	—	12,641.4	—	—	12,206.5	—
Total Liabilities and Stockholders’ Equity	$—	$153,010.4	—%	$—	$146,654.8	—%
Less: FTE Adjustment	$15.8	$—	—%	$21.3	$—	—%
Net Interest Income/Margin (Unadjusted)	$1,769.4	$—	1.68%	$1,613.3	$—	1.60%
Net Interest Income/Margin (FTE Adjusted)(8)	$1,785.2	$—	1.69%	$1,634.6	$—	1.62%
(1)Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(2)Includes the impact of balance sheet netting under master netting arrangements of approximately $62.2 billion and $62.5 billion for the nine months ended September 30, 2025 and 2024, respectively. Excluding the impact of netting for the nine months ended September 30, 2025 and 2024, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.44% and 5.45%, respectively. Excluding the impact of netting for the nine months ended September 30, 2025 and 2024, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.36% and 5.37%, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Net Interest Income for the nine months ended September 30, 2025, stated on an FTE basis, increased from the prior-year period, primarily driven by the favorable impact of higher deposits and lower funding costs.
The net interest margin on an FTE basis increased from the prior-year period, primarily driven by the favorable impact of lower funding costs, partially offset by lower yields on interest-earning assets.
Interest-earning deposits includes Federal Reserve and Other Central Bank Deposits and Interest-Bearing Due from and Deposits with Banks. Average Federal Reserve and Other Central Bank Deposits increased 6% from the prior-year period. Average Interest-Bearing Due from and Deposits with Banks increased 8% from the prior-year period. The increase in interest-earning deposits compared to the prior-year is primarily driven by higher client deposits.
Average Securities increased 7%, from the prior-year period reflecting strategic purchases of investment securities primarily in the AFS portfolio. Average taxable Securities were $45.0 billion in the current period and $43.7 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.2 billion in the current period and $5.9 billion in the prior-year period. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4-Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Average Loans increased 1%, from the prior-year period, primarily driven by an increase in average Private Client loans, partially offset by a decrease in average Commercial and Institutional loans.
Average Other Interest-Earning Assets includes collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.1 billion, $868.5 million, $342.7 million, $85.0 million, and $70.0 million respectively, which are recorded in Other Assets on the consolidated balance sheets.
Average Interest-Bearing Deposits increased 6% from the prior-year period, primarily due to increased client activity and higher liquidity as a result of market volatility. Average non-U.S. offices interest-bearing deposits comprised 66% of total average interest-bearing deposits for both the nine months ended September 30, 2025 and 2024.
The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 16: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE QTD(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. 2024
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(51.7)	$(73.5)	$(125.2)
Interest-Bearing Due from and Deposits with Banks	0.7	(8.5)	(7.8)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	101.3	(280.4)	(179.1)
Debt Securities
Available for Sale	36.0	(32.8)	3.2
Held to Maturity	(4.7)	(3.3)	(8.0)
Total Debt Securities	31.3	(36.1)	(4.8)
Loans	8.7	(70.1)	(61.4)
Other Interest-Earning Assets	(5.3)	(3.9)	(9.2)
Total Interest Income	$85.0	$(472.5)	$(387.5)

Interest-Bearing Deposits
Savings, Money Market and Other	$52.2	$(64.6)	$(12.4)
Savings Certificates and Other Time	1.5	(16.4)	(14.9)
Non-U.S. Offices - Interest-Bearing	15.9	(203.7)	(187.8)
Total Interest-Bearing Deposits	69.6	(284.7)	(215.1)
Federal Funds Purchased	3.0	(7.8)	(4.8)
Securities Sold under Agreements to Repurchase (2)	(1.4)	(173.3)	(174.7)
Other Borrowings	(0.4)	(14.8)	(15.2)
Senior Notes	1.2	(6.1)	(4.9)
Long-Term Debt	0.4	(0.1)	0.3
Total Interest Expense	$72.4	$(486.8)	$(414.4)
Increase in Net Interest Income (FTE)	$12.6	$14.3	$26.9
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 14: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $(17.5) million and $(161.6) million, respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $(21.4) million and $(153.3) million, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 17: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE YTD(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	NINE MONTHS ENDED SEPTEMBER 30, 2025 vs. 2024
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$57.8	$(283.9)	$(226.1)
Interest-Bearing Due from and Deposits with Banks	5.3	(33.9)	(28.6)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	132.7	(619.2)	(486.5)
Debt Securities
Available for Sale	172.6	(137.7)	34.9
Held to Maturity	(30.5)	(13.8)	(44.3)
Total Debt Securities	142.1	(151.5)	(9.4)
Loans and Leases	13.5	(228.9)	(215.4)
Other Interest-Earning Assets	(9.8)	(14.0)	(23.8)
Total Interest Income	$341.6	$(1,331.4)	$(989.8)

Interest-Bearing Deposits
Savings, Money Market and Other	$92.8	$(180.2)	$(87.4)
Savings Certificates and Other Time	49.9	(54.6)	(4.7)
Non-U.S. Offices - Interest-Bearing	133.5	(612.6)	(479.1)
Total Interest-Bearing Deposits	276.2	(847.4)	(571.2)
Federal Funds Purchased	(2.2)	(26.9)	(29.1)
Securities Sold under Agreements to Repurchase (2)	(16.2)	(470.1)	(486.3)
Other Borrowings	(0.1)	(38.9)	(39.0)
Senior Notes	4.7	(20.0)	(15.3)
Long-Term Debt	0.5	—	0.5
Total Interest Expense	$262.9	$(1,403.3)	$(1,140.4)
Increase in Net Interest Income (FTE)	$78.7	$71.9	$150.6
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)     Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 20: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $(7.1) million and $(479.4) million, respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $(10.1) million and $(476.2) million, respectively.

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

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Provision for Credit Losses
For the three months ended September 30, 2025, there was a negative Provision for Credit Losses of $17.0 million, as compared to a Provision for Credit Losses of $8.0 million in the prior-year quarter. The negative provision in the current quarter resulted from a decrease in collective reserves driven by improved macroeconomic factors primarily impacting the Commercial and Institutional (C&I) portfolio and improved projections for Residential Real Estate (RRE). The provision in the prior-year quarter resulted from an increase in collective reserves driven by a small number of downgrades and extensions in the C&I portfolio, as well as, an increase in individual reserves driven by the default of one C&I loan.
Net charge-offs in the current quarter were $0.4 million, reflecting $2.1 million of charge-offs and $1.7 million of recoveries. The prior-year quarter included $2.4 million net recoveries, reflecting $2.4 million of recoveries and de minimus charge-offs.
For the nine months ended September 30, 2025, there was a Provision for Credit Losses of $0.5 million, as compared to a Provision for Credit Losses of $7.5 million in the prior-year period. The provision in the current-year period was primarily due to an increase in specific reserves related to a small number of non-performing loans; partially offset by a decrease in the collective reserve driven by an improved outlook for the Commercial Real Estate (CRE) portfolio. The provision in the prior-year period was primarily due to an increase in collective reserves, partially offset by a decrease in individual reserves. The increase in collective reserves was primarily driven by a small number of downgrades and extensions in the C&I portfolio and by expectations for weaker prices in the CRE portfolio. The decrease in individual reserves was driven by one C&I loan charge-off in the first quarter, partially offset by the default of one C&I loan in the third quarter.
Net recoveries in the current-year period totaled $0.1 million, reflecting $2.6 million of recoveries and 2.5 million of charge-offs. The prior-year period included $7.9 million net charge-offs, reflecting $11.4 million of charge-offs and $3.5 million of recoveries.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 18: NONINTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2025	2024	CHANGE		2025	2024	CHANGE
Compensation	$625.3	$583.6	$41.7	7%	$1,884.5	$1,875.9	$8.6	—%
Employee Benefits	115.2	109.2	6.0	6	342.6	310.5	32.1	10
Outside Services	248.2	256.3	(8.1)	(3)	740.4	746.5	(6.1)	(1)
Equipment and Software	294.2	270.4	23.8	9	868.8	800.6	68.2	9
Occupancy	55.0	53.8	1.2	2	160.9	162.7	(1.8)	(1)
Other Operating Expense	85.0	86.1	(1.1)	(1)	259.9	361.8	(101.9)	(28)
Total Noninterest Expense	$1,422.9	$1,359.4	$63.5	5%	$4,257.1	$4,258.0	$(0.9)	—%
For the three months ended September 30, 2025, Compensation expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter primarily due to base pay adjustments, increased headcount, and higher incentives.
For the nine months ended September 30, 2025, Employee Benefits expense increased compared to the prior-year period primarily driven by higher medical costs.
For the three months ended September 30, 2025, Equipment and Software expense increased compared to the prior-year quarter primarily due to higher software amortization and higher software support and rental expense. For the nine months ended September 30, 2025, Equipment and Software expense increased compared to the prior-year period primarily due to higher software amortization and higher software support and rental expense, partially offset by $16.4 million of software acceleration and disposition charges recorded in the prior year.
For the nine months ended September 30, 2025, Other Operating Expense decreased compared to the prior-year period primarily due to a $70.0 million charitable contribution, a $10.6 million legal settlement, and $14.7 million of additional expense related to the FDIC special assessment, all recorded in the prior year period.

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Provision for Income Taxes
Income tax expense for the three months ended September 30, 2025 was $161.9 million, representing an effective tax rate of 26.1%, compared to $136.2 million in the prior-year quarter, representing an effective tax rate of 22.7%. The effective tax rate increased compared to the prior-year quarter primarily due to favorable discrete tax benefits recognized in the prior year and a higher net tax impact from international operations.
Income tax expense for the nine months ended September 30, 2025 was $434.8 million, representing an effective tax rate of 25.5%, compared to $489.6 million in the prior-year period, representing an effective tax rate of 23.7%. The effective tax rate increased compared to the prior-year period primarily due to favorable discrete tax benefits recognized in the prior year and a higher net tax impact from international operations.
On July 4, 2025, The One Big Beautiful Bill Act (the “Bill”) was enacted into law. The significant provisions of the Bill include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company evaluated the provisions of the Bill and determined that there is no material impact on our financial statements.
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $5.5 million and $15.8 million for the three and nine months ended September 30, 2025 respectively, and $7.1 million and $21.3 million for the three and nine months ended September 30, 2024, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
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

REPORTING SEGMENTS (continued)
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and nine- month periods ended September 30, 2025 and 2024.
TABLE 19: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(3)		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$706.9	$667.1	$558.6	$529.5	$—	$—	$1,265.5	$1,196.6
Foreign Exchange Trading Income (Loss)	65.5	59.5	(8.3)	(5.4)	—	—	57.2	54.1
Other Noninterest Income (Loss)	77.0	66.7	38.9	35.5	(4.0)	53.3	111.9	155.5
Total Noninterest Income (Loss)	849.4	793.3	589.2	559.6	(4.0)	53.3	1,434.6	1,406.2
Net Interest Income (Expense)(1)	339.9	320.9	257.2	248.8	(6.3)	(7.4)	590.8	562.3
Revenue(1)	1,189.3	1,114.2	846.4	808.4	(10.3)	45.9	2,025.4	1,968.5
Provision for Credit Losses	(6.1)	(0.6)	(12.3)	12.4	1.4	(3.8)	(17.0)	8.0
Noninterest Expense
Compensation	78.8	90.3	143.3	138.7	403.2	354.6	625.3	583.6
Employee Benefits	16.8	18.2	22.5	23.5	75.9	67.5	115.2	109.2
Outside Services	24.0	43.6	14.0	11.6	210.2	201.1	248.2	256.3
Allocated Expense	763.6	682.7	315.3	297.1	(1,078.9)	(979.8)	—	—
Other Segment Items(2)	18.1	21.6	21.2	18.0	394.9	370.7	434.2	410.3
Total Noninterest Expense	901.3	856.4	516.3	488.9	5.3	14.1	1,422.9	1,359.4
Income (Loss) before Income Taxes(1)	294.1	258.4	342.4	307.1	(17.0)	35.6	619.5	601.1
Provision for Income Taxes(1)	64.3	56.7	83.7	76.8	13.9	2.7	161.9	136.2
Net Income (Loss)	$229.8	$201.7	$258.7	$230.3	$(30.9)	$32.9	$457.6	$464.9
Percentage of Consolidated Net Income	50%	43%	57%	50%	(7)%	7%	100%	100%
Average Assets	$110,056.4	$107,362.3	$39,850.2	$38,734.9	$1,134.9	$745.7	$151,041.5	$146,842.9
Average Loans	$5,399.9	$5,615.8	$36,100.7	$34,268.2	$—	$—	$41,500.6	$39,884.0
Average Deposits	$90,195.3	$86,635.7	$25,370.4	$25,179.3	$1,134.9	$745.7	$116,700.6	$112,560.7
(1) Financial measures stated on an FTE basis. The FTE adjustment was $5.5 million and $7.1 million for three months ended September 30, 2025 and 2024, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year quarter includes a gain related to the sale of an equity investment.

REPORTING SEGMENTS (continued)

(In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,070.6	$1,957.3	$1,639.8	$1,548.3	$—	$—	$3,710.4	$3,505.6
Foreign Exchange Trading Income (Loss)	190.4	181.6	(23.9)	(12.1)	—	—	166.5	169.5
Other Noninterest Income (Loss)	216.2	196.8	107.0	104.0	(6.2)	741.6	317.0	1,042.4
Total Noninterest Income (Loss)	2,477.2	2,335.7	1,722.9	1,640.2	(6.2)	741.6	4,193.9	4,717.5
Net Interest Income (Expense)(1)	1,010.8	896.2	775.6	734.4	(17.0)	(17.3)	1,769.4	1,613.3
Revenue(1)	3,488.0	3,231.9	2,498.5	2,374.6	(23.2)	724.3	5,963.3	6,330.8
Provision for Credit Losses	(0.1)	(1.9)	(2.0)	15.7	2.6	(6.3)	0.5	7.5
Noninterest Expense
Compensation	249.1	318.4	434.4	438.6	1,201.0	1,118.9	1,884.5	1,875.9
Employee Benefits	50.8	52.3	67.1	64.7	224.7	193.5	342.6	310.5
Outside Services	114.2	145.6	45.3	34.1	580.9	566.8	740.4	746.5
Allocated Expense	2,213.5	2,037.7	929.9	901.0	(3,143.4)	(2,938.7)	—	—
Other Segment Items(2)	59.9	66.5	67.5	58.4	1,162.2	1,200.2	1,289.6	1,325.1
Total Noninterest Expense	2,687.5	2,620.5	1,544.2	1,496.8	25.4	140.7	4,257.1	4,258.0
Income (Loss) before Income Taxes(1)	800.6	613.3	956.3	862.1	(51.2)	589.9	1,705.7	2,065.3
Provision for Income Taxes(1)	173.2	134.5	233.8	216.7	27.8	138.4	434.8	489.6
Net Income (Loss)	$627.4	$478.8	$722.5	$645.4	$(79.0)	$451.5	$1,270.9	$1,575.7
Percentage of Consolidated Net Income	49%	30%	57%	41%	(6)%	29%	100%	100%
Average Assets	$112,297.8	$107,447.0	$39,364.0	$38,629.2	$1,348.6	$578.6	$153,010.4	$146,654.8
Average Loans	$5,652.7	$6,329.8	$35,593.9	$34,501.8	$—	$—	$41,246.6	$40,831.6
Average Deposits	$91,669.5	$86,516.2	$25,317.3	$25,659.4	$1,348.6	$578.6	$118,335.4	$112,754.2
(1) Financial measures stated on an FTE basis. The FTE adjustment was $15.8 million and $21.3 million for nine months ended September 30, 2025 and 2024, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year period items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain related to Northern Trust’s participation in the Visa Exchange Offer, a gain related to the sale of an equity investment, partially offset by a loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, all in the prior-year period.

Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Foreign Exchange Trading Income
Foreign Exchange Trading Income increased $6.0 million, or 10%, from the prior-year quarter and increased $8.8 million, or 5% from the prior-year period, primarily driven by higher trading volumes.
Asset Servicing Other Noninterest Income
Other Noninterest Income increased $10.3 million, or 15%, from the prior-year quarter and increased $19.4 million, or 10% from the prior-year period, primarily driven by Security Commissions and Trading Income due to higher core brokerage income.
Asset Servicing Net Interest Income
Net Interest Income stated on an FTE basis increased $19.0 million, or 6%, from the prior-year quarter and increased $114.6 million, or 13% from the prior-year period, primarily due to the favorable impact of higher deposits and lower funding costs.
Asset Servicing Provision for Credit Losses
The negative Provision for Credit Losses for the three and nine months ended September 30, 2025, reflected a decrease in the collective reserve driven by improved macroeconomic factors primarily in the C&I portfolio.

REPORTING SEGMENTS (continued)
Asset Servicing (continued)
Asset Servicing Noninterest Expense
Noninterest Expense increased $44.9 million, or 5%, from the prior-year quarter, primarily driven by higher indirect expense allocations for certain corporate support services.

Wealth Management
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Foreign Exchange Trading Income (Loss)
Foreign Exchange Trading Income decreased $11.8 million, or 98%, from the prior-year period, primarily driven by the allocation of losses from Treasury swap activity.
Wealth Management Net Interest Income
Net Interest Income increased $41.2 million, or 6%, from the prior-year period, primarily due to lower funding costs, partially offset by a decline in loan yields.
Wealth Management Provision for Credit Losses
The negative Provision for Credit Losses for the three months ended September 30, 2025, reflected a decrease in the collective reserve driven by improved macroeconomic factors for the C&I portfolio and improved projections for RRE. The negative Provision for Credit Losses for the nine months ended September 30, 2025 reflected a decrease in collective reserves driven by an improved industry outlook for the CRE portfolio; partially offset by an increase in specific reserves related to a small number of non-performing loans.
Wealth Management Noninterest Expense
Noninterest Expense increased $27.4 million, or 6%, from the prior-year quarter, primarily driven by higher indirect expense allocations for certain corporate support services.

Other
Other—Noninterest Income
Other Noninterest Income decreased $57.3 million, or 108%,from the prior-year quarter primarily due to the $68.1 million gain related to the sale of an equity investment in the prior-year quarter; partially offset by lower expenses in the current quarter associated with Visa Swap agreements. Other Noninterest Income decreased $747.8 million, or 101%, from the prior-year period primarily due to the $878.4 million net gain from Northern Trust’s participation in the Visa Exchange Offer and the $68.1 million gain related to the sale of an equity investment; partially offset by the $189.3 million loss on sale of available for sale debt securities arising from a repositioning of the portfolio, all of which occurred in the prior-year period.
Other—Noninterest Expense
Other Noninterest Expense decreased $8.8 million, or 62%, from the prior-year quarter primarily due to lower expense related to the FDIC Special Assessment. Other Noninterest Expense decreased $115.3 million, or 82%, from the prior-year period, primarily due to a $70.0 million charitable contribution, $14.7 million FDIC special assessment, and $10.6 million legal settlement, all recorded in the prior-year period.

CONSOLIDATED BALANCE SHEET
The following table summarizes selected consolidated balance sheet information.
TABLE 20: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$49.3	$38.8	$10.5	27%
Interest-Bearing Due from and Deposits with Banks(1)	6.4	5.6	0.8	15
Federal Funds Sold and Securities Purchased under Agreements to Resell	1.9	0.4	1.5	N/M
Total Debt Securities	55.9	51.3	4.6	9
Loans	42.9	43.4	(0.5)	(1)
Other Interest-Earning Assets(2)	2.7	2.7	—	(3)
Total Earning Assets	159.1	142.2	16.9	12
Total Assets	170.3	155.5	14.8	9
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	109.9	98.1	11.8	12
Demand and Other Noninterest-Bearing Deposits	25.9	24.4	1.5	6
Federal Funds Purchased	1.8	2.2	(0.4)	(19)
Securities Sold under Agreements to Repurchase	0.4	0.5	(0.1)	(20)
Other Borrowings(3)	6.6	6.5	0.1	1
Total Stockholders’ Equity	13.0	12.8	0.2	1
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
During the three and nine months ended September 30, 2025, the Corporation declared cash dividends totaling $154.3 million and $448.7 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively. During the three and nine months ended September 30, 2024, the Corporation declared cash dividends totaling $151.6 million and $459.3 million to common stockholders, and cash dividends totaling $16.2 million and $37.1 million to preferred stockholders, respectively.

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
TABLE 21: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Government	$—	$8,155.0	$—	$—	$—	$8,155.0
Obligations of States and Political Subdivisions	40.5	270.2	—	—	—	310.7
Government Sponsored Agency	—	16,441.5	—	—	—	16,441.5
Non-U.S. Government	260.3	55.0	—	—	—	315.3
Corporate Debt	—	64.6	42.3	—	—	106.9
Covered Bonds	229.2	43.6	—	—	—	272.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,230.9	559.2	196.6	—	—	4,986.7
Other Asset-Backed	1,726.2	84.0	—	—	—	1,810.2
Commercial Mortgage-Backed	472.4	17.7	—	—	—	490.1
Total Available for Sale	$6,959.5	$25,690.8	$238.9	$—	$—	$32,889.2
Percent of Total Available for Sale	21%	78%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,002.6	$1,473.4	$—	$—	$—	$2,476.0
Government Sponsored Agency	—	8,512.4	—	—	—	8,512.4
Non-U.S. Government	596.1	1,196.5	1,268.7	344.3	—	3,405.6
Corporate Debt	159.4	150.5	97.3	—	—	407.2
Covered Bonds	1,290.2	253.2	—	—	—	1,543.4
Certificates of Deposit	—	861.3	—	—	50.7	912.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,819.0	1,176.7	50.5	1.2	—	5,047.4
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.3	—	—	—	580.0	633.3
Total Held to Maturity	$6,920.6	$13,661.6	$1,416.5	$345.5	$630.7	$22,974.9
Percent of Total Held to Maturity	30%	59%	6%	2%	3%	100%
Total Debt Securities	$13,880.1	$39,352.4	$1,655.4	$345.5	$630.7	$55,864.1
Percent of Total Debt Securities	25%	70%	3%	1%	1%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale Debt Securities
U.S. Government	$7,367.5	$—	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	38.5	259.1	—	—	—	297.6
Government Sponsored Agency	13,288.9	—	—	—	—	13,288.9
Non-U.S. Government	296.8	—	—	—	—	296.8
Corporate Debt	4.6	54.7	104.5	—	—	163.8
Covered Bonds	230.9	—	—	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,021.4	446.6	115.1	—	—	4,583.1
Other Asset-Backed	2,182.7	—	—	—	—	2,182.7
Commercial Mortgage-Backed	571.2	19.0	—	—	—	590.2
Total Available for Sale	$28,002.5	$779.4	$219.6	$—	$—	$29,001.5
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Total Debt Securities	$43,783.4	$4,183.5	$2,428.3	$312.6	$590.4	$51,298.2
Percent of Total Debt Securities	85%	8%	5%	1%	1%	100%
Moody's downgraded the long-term credit rating of the U.S. from Aaa to Aa1 in May 2025. As a result, U.S. treasuries and government sponsored agency securities are now AA rated in the table dated September 30, 2025 above.
As of September 30, 2025 and December 31, 2024, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. There was no outstanding OREO as of September 30, 2025 or December 31, 2024.
The following table provides the amounts of nonaccrual loans, by loan segment and class, that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiation and renewals.
TABLE 22: NONACCRUAL ASSETS

	SEPTEMBER 30, 2025			DECEMBER 31, 2024
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$42.5		54%	$29.8		53%
Commercial Real Estate	—		—	5.6		10
Non-U.S.	0.5		1	0.5		1
Total Commercial	$43.0		55%	$35.9		64%
Personal
Private Client	$6.9		9%	$2.3		4%
Residential Real Estate	28.9		36	17.8		32
Total Personal	$35.8		45%	$20.1		36%
Total Nonaccrual Loans	78.8			56.0
90 Day Past Due Loans Still Accruing	$14.1			$82.3
Nonaccrual Loans to Total Loans	0.18%			0.13%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	2.1	x		3.0	x
Nonaccrual assets of $78.8 million as of September 30, 2025, were $22.8 million, or 41%, higher than December 31, 2024, primarily due to downgrades of a small number of loans across multiple segments. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
As of September 30, 2025, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $164.4 million, $32.1 million, $8.7 million, and $1.5 million, respectively. As of December 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $168.0 million, $30.4 million, $6.5 million, and $1.0 million, respectively. There was no allowance for credit losses related to AFS debt securities as of September 30, 2025. There was a $0.2 million allowance for credit losses related to AFS debt securities as of December 31, 2024. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the three and nine months ended September 30, 2025 and September 30, 2024 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses.
The following table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 23: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.7	—%	$3.2	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	70.1	24	59.3	24
Commercial Real Estate	84.9	12	105.3	12
Non-U.S.	1.9	6	1.0	5
Other	—	5	—	5
Total Commercial	156.9	47	165.6	46
Personal
Private Client	13.1	37	9.7	37
Residential Real Estate	14.1	14	18.7	14
Non-U.S.	1.7	1	1.2	2
Other	—	1	—	1
Total Personal	28.9	53	29.6	54
Total Allowance Evaluated on a Collective Basis	$185.8		$195.2
Total Allowance for Credit Losses	$196.5		$198.4
Allowance Assigned to
Loans	$164.4		$168.0
Undrawn Commitments and Standby Letters of Credit	32.1		30.4
Total Allowance for Credit Losses	$196.5		$198.4
Allowance Assigned to Loans to Total Loans	0.38%		0.39%

ASSET QUALITY (continued)
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 24: COMMERCIAL REAL ESTATE LOANS

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Commercial Mortgages
Apartment/ Multi-family	$1,493.9	$1,599.9
Office	957.7	944.4
Industrial/ Warehouse	942.9	906.1
Retail	699.5	665.6
Other	631.4	630.3
Total Commercial Mortgages	4,725.4	4,746.3
Construction, Acquisition and Development Loans	530.2	567.9
Total Commercial Real Estate Loans	$5,255.6	$5,314.2
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
All commercial real estate transactions, regardless of size, require an independent appraisal at loan origination, unless permissible and approved regulatory exemptions can be applied. Real estate appraisals are, at a minimum, performed in accordance with generally accepted appraisal standards as applicable under local regulations. Northern Trust considers obtaining a new appraisal as part of the loan renewal process or whenever credit quality or market conditions have materially and adversely changed to the point where it is prudent to reassess the value of the real estate collateral. For defaulted loans, appraisals are updated on an, at least, annual basis. Appraisal values might be discounted based upon Northern Trust’s experience with actual liquidation values and management’s judgment as to the realizable value of the property.
For an overall discussion on the loan portfolio and on the allowance, refer to Note 5—Loans and Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the nine months ended September 30, 2025 and 2024.
TABLE 25: CASH FLOW ACTIVITY SUMMARY

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024
Net cash provided by (used in):
Operating activities	$5,145.1	$2,148.8
Investing activities	(13,098.9)	(355.9)
Financing activities	8,038.7	287.7
Effect of Foreign Currency Exchange Rates on Cash	584.1	(0.4)
Change in Cash and Due from Banks	$669.0	$2,080.2

STATEMENTS OF CASH FLOWS (continued)
Operating Activities
Net cash provided by operating activities of $5.1 billion for the nine months ended September 30, 2025 was primarily attributable to lower net collateral deposited with derivative counterparties, net changes in other operating activities, and period earnings.
Net cash provided by operating activities of $2.1 billion for the nine months ended September 30, 2024 was primarily attributable to period earnings and net changes in other operating activities, partially offset by increases in receivables and pension plan contributions.
Investing Activities
Net cash used in investing activities of $13.1 billion for the nine months ended September 30, 2025 was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities.
Net cash used in investing activities of $355.9 million for the nine months ended September 30, 2024 was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by the net proceeds received from the sale of certain Visa shares and net proceeds associated with loans and HTM debt securities.
Financing Activities
Net cash provided by financing activities of $8.0 billion for the nine months ended September 30, 2025 was primarily attributable to the increased levels of total deposits, partially offset by increased treasury share purchases.
Net cash provided by financing activities of $287.7 million for the nine months ended September 30, 2024 was primarily attributable to the increased levels of total deposits, partially offset by increased treasury share repurchases and securities sold under agreements to repurchase.
REGULATORY CAPITAL
Capital ratios remained strong at September 30, 2025, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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

REGULATORY CAPITAL (continued)
The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital under the applicable U.S. regulatory rules as of September 30, 2025, December 31, 2024 and September 30, 2024.
TABLE 26: REGULATORY CAPITAL

	SEPTEMBER 30, 2025		DECEMBER 31, 2024		SEPTEMBER 30, 2024
($ In Millions)	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$12,071.1	$12,071.1	$11,903.5	$11,903.5	$11,864.1	$11,864.1
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(715.9)	(715.9)	(699.0)	(699.0)	(719.2)	(719.2)
Other	(155.9)	(155.9)	(166.3)	(166.3)	(152.2)	(152.2)
Total Common Equity Tier 1 Capital	11,199.3	11,199.3	11,038.2	11,038.2	10,992.7	10,992.7
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.8	884.8	884.9	884.9
Other	(56.1)	(56.1)	(52.8)	(52.8)	(50.8)	(50.8)
Total Additional Tier 1 Capital	828.8	828.8	832.0	832.0	834.1	834.1
Total Tier 1 Capital	12,028.1	12,028.1	11,870.2	11,870.2	11,826.8	11,826.8
Tier 2 Capital
Qualifying Allowance for Credit Losses	206.7	—	205.9	—	219.9	—
Qualifying Subordinated Debt	1,347.1	1,347.1	1,347.1	1,347.1	1,496.2	1,496.2
Total Tier 2 Capital	1,553.8	1,347.1	1,553.0	1,347.1	1,716.1	1,496.2
Total Risk-Based Capital	$13,581.9	$13,375.2	$13,423.2	$13,217.3	$13,542.9	$13,323.0
Risk-Weighted Assets(1)	$90,033.7	$74,329.4	$88,939.7	$75,920.9	$86,953.6	$78,242.5
Total Assets – End of Period (EOP)	170,263.3	170,263.3	155,508.4	155,508.4	155,753.8	155,753.8
Adjusted Average Assets(2)	150,208.9	150,208.9	145,666.8	145,666.8	146,018.0	146,018.0
Total Loans – EOP	42,949.4	42,949.4	43,390.6	43,390.6	41,950.3	41,950.3
Common Stockholders’ Equity to:
Total Loans – EOP	28.11%	28.11%	27.43%	27.43%	28.28%	28.28%
Total Assets – EOP	7.09	7.09	7.65	7.65	7.62	7.62
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

TABLE 27: REGULATORY CAPITAL RATIOS

	Standardized Approach			Advanced Approach
	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	December 31, 2024	September 30, 2024	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Northern Trust Corporation
Common Equity Tier 1 Capital	12.4%	12.4%	12.6%	15.1%	14.5%	14.0%	N/A	4.5%
Tier 1 Capital	13.4	13.3	13.6	16.2	15.6	15.1	6.0	6.0
Total Capital	15.1	15.1	15.6	18.0	17.4	17.0	10.0	8.0
Tier 1 Leverage	8.0	8.1	8.1	8.0	8.1	8.1	N/A	4.0
Supplementary Leverage	N/A	N/A	N/A	8.9	8.9	9.2	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.8%	11.4%	12.3%	14.5%	13.6%	13.9%	6.5%	4.5%
Tier 1 Capital	11.8	11.4	12.3	14.5	13.6	13.9	8.0	6.0
Total Capital	13.1	12.8	14.0	15.9	15.0	15.5	10.0	8.0
Tier 1 Leverage	7.0	6.9	7.3	7.0	6.9	7.3	5.0	4.0
Supplementary Leverage	N/A	N/A	N/A	7.7	7.5	8.2	3.0	3.0

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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06). ASU 2025-06 changes the cost capitalization threshold by removing the accounting consideration given to software project development stages and replaces it with the following criteria that must be met for entities to begin capitalizing software costs: (1) management has authorized and committed to funding the project and (2) it is ‘probable’ the project will be completed and the software used to perform its intended function (referred to as the ‘probable-to-complete’ threshold). In addition, ASU 2025-06 specifies that entities must apply the disclosure requirements in ASC 360-10, Property, Plant, and Equipment—Overall to capitalized internal-use software and related amortization, regardless of how the internal-use software is classified on the balance sheet. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, although early adoption is permitted. ASU 2025-06 is not expected to have a material impact on Northern Trust’s consolidated balance sheets or consolidated statements of income upon adoption.
Other accounting pronouncements that were issued by the FASB but not yet adopted as of September 30, 2025 are not expected to have a material impact on Northern Trust’s consolidated balance sheets or consolidated statements of income upon adoption.
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
We maintain a highly liquid balance sheet consisting principally of cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets, and investment securities, which were 65% and 62% of total assets as of September 30, 2025 and December 31, 2024, respectively. The majority of Northern Trust’s securities portfolio is composed of highly liquid securities including U.S. Treasury, non-U.S. government, and government sponsored agency securities.
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
As part of its risk management activities, Northern Trust also measures daily the risk of loss associated with all trading book positions using a VaR model and applying the historical simulation methodology. The following information about Northern Trust’s management of market risk should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of September 30, 2025 and September 30, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 28: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	SEPTEMBER 30, 2025	SEPTEMBER 30, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$68	$59
200 Basis Points	127	115
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(99)	$(71)
200 Basis Points	(230)	$(151)
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
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at September 30, 2025 and December 31, 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 29: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(525)	$(374)
200 Basis Points	(1,155)	(808)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$620	$508
200 Basis Points	1,025	951
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
TABLE 30: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024	SEPTEMBER 30, 2025	JUNE 30, 2025	SEPTEMBER 30, 2024
High	$0.5	$0.6	$0.8	$0.5	$0.6	$1.0	$0.2	$0.3	$0.2
Low	0.2	0.3	0.2	0.1	0.2	0.1	0.1	0.1	0.1
Average	0.4	0.4	0.4	0.3	0.3	0.3	0.1	0.2	0.1
Quarter-End	0.3	0.3	0.3	0.2	0.2	0.2	0.1	0.1	0.1
During the three months ended September 30, 2025, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
TABLE 31: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions)	2025	2024	2025	2024
Net Interest Income
Interest Income - GAAP	$2,144.3	$2,530.2	$6,498.0	$7,482.3
Add: FTE Adjustment	5.5	7.1	15.8	21.3
Interest Income (FTE) - Non-GAAP	$2,149.8	$2,537.3	$6,513.8	$7,503.6

Net Interest Income - GAAP	$590.8	$562.3	$1,769.4	$1,613.3
Add: FTE Adjustment	5.5	7.1	15.8	21.3
Net Interest Income (FTE) - Non-GAAP	$596.3	$569.4	$1,785.2	$1,634.6

Net Interest Margin - GAAP	1.68%	1.66%	1.68%	1.60%
Net Interest Margin (FTE) - Non-GAAP	1.70%	1.68%	1.69%	1.62%

Total Revenue
Total Revenue - GAAP	$2,025.4	$1,968.5	$5,963.3	$6,330.8
Add: FTE Adjustment	5.5	7.1	15.8	21.3
Total Revenue (FTE) - Non-GAAP	$2,030.9	$1,975.6	$5,979.1	$6,352.1

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	SEPTEMBER 30, 2025	DECEMBER 31, 2024

ASSETS
Cash and Due from Banks	$5,346.2	$4,677.2
Federal Reserve and Other Central Bank Deposits	49,374.0	38,775.4
Interest-Bearing Deposits with Banks	1,990.0	1,944.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,856.3	451.0
Debt Securities
Available for Sale (Amortized cost of $32,974.3 and $29,229.1)	32,889.2	29,001.5
Held to Maturity (Fair value of $21,838.3 and $20,654.5)	22,974.9	22,296.7
Total Debt Securities	55,864.1	51,298.2
Loans
Commercial	20,571.1	20,278.8
Personal	22,378.3	23,111.8
Total Loans (Net of unearned income of $5.5 and $6.3)	42,949.4	43,390.6
Allowance for Credit Losses	(174.6)	(175.5)
Buildings and Equipment	457.1	490.3
Goodwill	712.9	694.9
Other Assets	11,887.9	13,961.6
Total Assets	$170,263.3	$155,508.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$12,451.6	$14,325.6
Savings, Money Market and Other Interest-Bearing	29,040.1	26,122.6
Savings Certificates and Other Time	7,358.7	5,731.7
Non U.S. Offices — Noninterest-Bearing	13,440.8	10,027.9
— Interest-Bearing	73,509.9	66,274.9
Total Deposits	135,801.1	122,482.7
Federal Funds Purchased	1,751.9	2,159.5
Securities Sold Under Agreements to Repurchase	371.5	462.0
Other Borrowings	6,580.0	6,521.0
Senior Notes	2,847.2	2,769.7
Long-Term Debt	4,094.3	4,081.3
Other Liabilities	5,861.3	4,243.8
Total Liabilities	157,307.3	142,720.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 189,117,369 and 195,969,746	408.6	408.6
Additional Paid-In Capital	1,024.2	1,025.3
Retained Earnings	16,399.8	15,614.7
Accumulated Other Comprehensive Loss	(635.1)	(814.0)
Treasury Stock (56,054,155 and 49,201,778 shares, at cost)	(5,126.4)	(4,331.1)
Total Stockholders’ Equity	12,956.0	12,788.4
Total Liabilities and Stockholders’ Equity	$170,263.3	$155,508.4
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions Except Share Information)	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,265.5	$1,196.6	$3,710.4	$3,505.6
Foreign Exchange Trading Income	57.2	54.1	166.5	169.5
Treasury Management Fees	9.5	8.2	28.8	26.5
Security Commissions and Trading Income	41.8	35.5	120.5	107.7
Other Operating Income	60.6	111.8	167.7	1,097.5
Investment Security Gains (Losses), net	—	—	—	(189.3)
Total Noninterest Income	1,434.6	1,406.2	4,193.9	4,717.5
Net Interest Income
Interest Income	2,144.3	2,530.2	6,498.0	7,482.3
Interest Expense	1,553.5	1,967.9	4,728.6	5,869.0
Net Interest Income	590.8	562.3	1,769.4	1,613.3
Provision for Credit Losses	(17.0)	8.0	0.5	7.5
Net Interest Income after Provision for Credit Losses	607.8	554.3	1,768.9	1,605.8
Noninterest Expense
Compensation	625.3	583.6	1,884.5	1,875.9
Employee Benefits	115.2	109.2	342.6	310.5
Outside Services	248.2	256.3	740.4	746.5
Equipment and Software	294.2	270.4	868.8	800.6
Occupancy	55.0	53.8	160.9	162.7
Other Operating Expense	85.0	86.1	259.9	361.8
Total Noninterest Expense	1,422.9	1,359.4	4,257.1	4,258.0
Income before Income Taxes	619.5	601.1	1,705.7	2,065.3
Provision for Income Taxes	161.9	136.2	434.8	489.6
Net Income	$457.6	$464.9	$1,270.9	$1,575.7
Preferred Stock Dividends	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	$441.4	$448.7	$1,233.8	$1,538.6
Per Common Share
Net Income – Basic	$2.30	$2.23	$6.34	$7.53
– Diluted	2.29	2.22	6.32	7.51
Average Number of Common Shares Outstanding
– Basic	190,053,947	199,937,543	192,647,391	202,614,386
– Diluted	191,000,562	200,549,063	193,481,369	203,131,400

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Net Income	$457.6	$464.9	$1,270.9	$1,575.7
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains on Available for Sale Debt Securities	44.3	63.9	161.2	320.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	—	0.3	(0.6)	(0.5)
Net Foreign Currency Adjustments	17.6	18.9	14.6	30.5
Net Pension and Other Postretirement Benefit Adjustments	2.2	2.4	3.7	7.7
Other Comprehensive Income	64.1	85.5	178.9	358.4
Comprehensive Income	$521.7	$550.4	$1,449.8	$1,934.1

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
Net Income	—	—	—	392.0	—	—	392.0
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	74.5	—	74.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(28.3)	—	—	105.1	76.8
Stock Purchased	—	—	—	—	—	(287.2)	(287.2)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.6)	(1.6)
Balance at March 31, 2025	$884.9	$408.6	$997.0	$15,842.3	$(739.5)	$(4,514.8)	$12,878.5
Net Income	—	—	—	421.3	—	—	421.3
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	40.3	—	40.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(146.2)	—	—	(146.2)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.5	—	—	6.2	19.7
Stock Purchased	—	—	—	—	—	(339.4)	(339.4)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2025	$884.9	$408.6	$1,010.5	$16,112.7	$(699.2)	$(4,851.0)	$12,866.5
Net Income	—	—	—	457.6	—	—	457.6
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	64.1	—	64.1
Dividends Declared:
Common Stock, $0.80 per share	—	—	—	(154.3)	—	—	(154.3)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	13.7	—	—	4.4	18.1
Stock Purchased	—	—	—	—	—	(277.0)	(277.0)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.8)	(2.8)
Balance at September 30, 2025	$884.9	$408.6	$1,024.2	$16,399.8	$(635.1)	$(5,126.4)	$12,956.0
See accompanying notes to the consolidated financial statements.

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	214.7	—	—	214.7
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	220.3	—	220.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(153.4)	—	—	(153.4)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(26.1)	—	—	97.1	71.0
Stock Purchased	—	—	—	—	—	(132.0)	(132.0)
Exercise tax on Share Repurchases	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$884.9	$408.6	$983.5	$14,278.9	$(917.6)	$(3,536.5)	$12,101.8
Net Income	—	—	—	896.1	—	—	896.1
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	52.6	—	52.6
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(154.3)	—	—	(154.3)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.4	—	—	4.1	17.5
Stock Purchased	—	—	—	—	—	(250.8)	(250.8)
Exercise tax on Share Repurchases	—	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2024	$884.9	$408.6	$996.9	$15,016.0	$(865.0)	$(3,785.6)	$12,655.8
Net Income	—	—	—	464.9	—	—	464.9
Other Comprehensive Income (Net of Tax and Reclassifications)	—	—	—	—	85.5	—	85.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(151.6)	—	—	(151.6)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	11.2	—	—	3.8	15.0
Stock Purchased	—	—	—	—	—	(301.4)	(301.4)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.0)	(3.0)
Balance at September 30, 2024	$884.9	$408.6	$1,008.1	$15,313.1	$(779.5)	$(4,086.2)	$12,749.0
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,270.9	$1,575.7
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Investment Security Losses/(Gains)	—	189.3
Amortization and Accretion of Securities and Unearned Income, net	(51.1)	(24.6)
Provision for Credit Losses	0.5	7.5
Depreciation and Amortization	582.2	533.9
Pension Plan Contributions	(137.9)	(208.0)
Change in Receivables	(33.2)	(278.6)
Change in Interest Payable	43.3	4.1
Change in Collateral With Derivative Counterparties, net	1,954.2	(7.4)
Other Operating Activities, net	1,516.2	356.9
Net Cash Provided by Operating Activities	5,145.1	2,148.8
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(1,388.8)	(179.6)
Change in Interest-Bearing Deposits with Banks	(12.9)	294.8
Net Change in Federal Reserve and Other Central Bank Deposits	(9,184.9)	(6,116.4)
Purchases of Held to Maturity Debt Securities	(24,682.8)	(19,233.9)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	24,852.7	23,008.3
Purchases of Available for Sale Debt Securities	(6,899.7)	(10,075.5)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	3,525.1	5,218.9
Change in Loans	497.6	5,669.1
Purchases of Buildings and Equipment	(41.2)	(60.8)
Purchases and Development of Computer Software	(528.1)	(458.2)
Change in Client Security Settlement Receivables	(255.1)	(132.2)
Proceeds from the sale of Visa Shares	11.7	794.9
Other Investing Activities, net	1,007.5	914.7
Net Cash (Used in) Investing Activities	(13,098.9)	(355.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	9,929.2	2,112.4
Change in Federal Funds Purchased	(407.6)	(283.5)
Change in Securities Sold under Agreements to Repurchase	(90.5)	(613.9)
Change in Short-Term Other Borrowings	(6.2)	250.1
Treasury Stock Purchased	(903.6)	(684.2)
Net Proceeds from Stock Options	4.5	4.3
Cash Dividends Paid on Common Stock	(442.0)	(454.7)
Cash Dividends Paid on Preferred Stock	(37.1)	(37.1)
Other Financing Activities, net	(8.0)	(5.7)
Net Cash Provided by Financing Activities	8,038.7	287.7
Effect of Foreign Currency Exchange Rates on Cash	584.1	(0.4)
Change in Cash and Due from Banks	669.0	2,080.2
Cash and Due from Banks at Beginning of Period	4,677.2	4,791.5
Cash and Due from Banks at End of Period	$5,346.2	$6,871.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$4,672.1	$5,852.4
Income Taxes Paid	312.3	185.3
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended September 30, 2025 and 2024, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the nine months ended September 30, 2025 or the year ended December 31, 2024.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2025, Northern Trust’s AFS debt securities portfolio included 980 Level 2 debt securities with an aggregate market value of $24.7 billion, all valued by external pricing vendors. As of December 31, 2024, Northern Trust’s AFS debt securities portfolio included 940 Level 2 debt securities with an aggregate market value of $21.6 billion, all valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of September 30, 2025 and December 31, 2024, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 32: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	SEPTEMBER 30, 2025
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$18.2 million	Discounted Cash Flow	Conversion Rate	1.52		x	1.52	x
			Visa Class A Appreciation	9.13%			9.13%
			Expected Duration	11	-	24 months	14.5 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.2 million	Discounted Cash Flow	Conversion Rate	1.54		x	1.54	x
			Visa Class A Appreciation	8.66%			8.66%
			Expected Duration	10	-	32.5 months	23.5 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by fair value hierarchy level.
TABLE 33: RECURRING BASIS HIERARCHY LEVELING

	SEPTEMBER 30, 2025
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$8,155.0	$—	$—	$—	$8,155.0
Obligations of States and Political Subdivisions	—	310.7	—	—	310.7
Government Sponsored Agency	—	16,441.5	—	—	16,441.5
Non-U.S. Government	—	315.3	—	—	315.3
Corporate Debt	—	106.9	—	—	106.9
Covered Bonds	—	272.8	—	—	272.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,986.7	—	—	4,986.7
Other Asset-Backed	—	1,810.2	—	—	1,810.2
Commercial Mortgage-Backed	—	490.1	—	—	490.1
Total Available for Sale Debt Securities	8,155.0	24,734.2	—	—	32,889.2
Other Assets
Equity Securities(1)	85.0	129.4	—	—	214.4
Derivative Assets
Foreign Exchange Contracts	—	1,727.3	—	(1,020.2)	707.1
Interest Rate Contracts	—	355.8	—	(88.0)	267.8
Other Financial Derivatives(2)	—	0.3	—	(0.3)	—
Total Derivative Assets	—	2,083.4	—	(1,108.5)	974.9
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,052.4	—	(1,414.3)	638.1
Interest Rate Contracts	—	383.7	—	(12.4)	371.3
Other Financial Derivatives(3)	—	0.8	18.2	(17.8)	1.2
Total Derivative Liabilities	$—	$2,436.9	$18.2	$(1,444.5)	$1,010.6
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2025, derivative assets and liabilities shown above also include reductions of $319.6 million and $655.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment, seed capital investments to certain funds managed by Northern Trust, and Visa Class C common shares with a fair value of $85.0 million,$112.3 million, and $17.1 million, respectively, as of September 30, 2025.
(2) Other Financial Derivatives assets consists of total return swap contracts
(3) Other Financial Derivatives liabilities consists of swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

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
(2) Other Financial Derivatives consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2025 and 2024.
TABLE 34: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED SEPTEMBER 30,	2025	2024
Fair Value at July 1	$22.8	$30.6
Total Losses:
Included in Earnings(1)	3.3	13.8
Purchases, Issues, Sales, and Settlements
Settlements	(7.9)	(16.6)
Fair Value at September 30	$18.2	$27.8
(1) Losses are recorded in Other Operating Income on the consolidated statements of income.

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
NINE MONTHS ENDED SEPTEMBER 30, 2025	2025	2024
Fair Value at January 1	$27.2	$25.4
Total Losses:
Included in Earnings(1)	8.7	30.4
Purchases, Issues, Sales, and Settlements
Settlements	(17.7)	(28.0)
Fair Value at September 30	$18.2	$27.8
(1) Losses are recorded in Other Operating Income on the consolidated statements of income.

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
There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025. Assets measured at fair value on a nonrecurring basis during the year ended December 31, 2024, which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral.
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2024, the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 20.0% with a weighted average based on fair values of 20.0%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals. There was no outstanding OREO as of September 30, 2025 and December 31, 2024.
There were no Level 3 assets adjusted to fair value on a nonrecurring basis during the nine months ended September 30, 2025. The following table presents the fair values of Northern Trust’s Level 3 assets that were adjusted to fair value on a nonrecurring basis during the year ended December 31, 2024, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of September 30, 2025 and December 31, 2024. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 36: FAIR VALUE OF FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2025
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,346.2	$5,346.2	$5,346.2	$—	$—
Federal Reserve and Other Central Bank Deposits	49,374.0	49,374.0	—	49,374.0	—
Interest-Bearing Deposits with Banks	1,990.0	1,990.0	—	1,990.0	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,856.3	1,856.3	—	1,856.3	—
Debt Securities - Held to Maturity	22,974.9	21,838.3	—	21,838.3	—
Loans
Held for Investment	42,785.0	42,626.6	—	—	42,626.6
Other Assets	1,579.5	1,574.7	87.8	1,486.9	—
FINANCIAL LIABILITIES
Deposits	135,801.1	134,847.0	—	134,847.0	—
Federal Funds Purchased	1,751.9	1,751.9	—	1,751.9	—
Securities Sold Under Agreements to Repurchase	371.5	371.5	—	371.5	—
Other Borrowings	6,580.0	6,602.9	—	6,602.9	—
Senior Notes	2,847.2	2,895.3	—	2,895.3	—
Long-Term Debt	4,094.3	4,197.6	—	4,197.6	—
Unfunded Commitments	319.2	319.2	—	319.2	—
Other Liabilities	47.8	47.8	—	—	47.8

	DECEMBER 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,677.2	$4,677.2	$4,677.2	$—	$—
Federal Reserve and Other Central Bank Deposits	38,775.4	38,775.4		38,775.4	—
Interest-Bearing Deposits with Banks	1,944.7	1,944.7		1,944.7	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	451.0	451.0		451.0	—
Debt Securities - Held to Maturity	22,296.7	20,654.5		20,654.5	—
Loans
Held for Investment	43,222.5	42,803.2		—	42,803.2
Other Assets	1,506.4	1,499.2	83.3	1,415.9	—
FINANCIAL LIABILITIES
Deposits	122,482.7	122,536.5	—	122,536.5	—
Federal Funds Purchased	2,159.5	2,159.5	—	2,159.5	—
Securities Sold Under Agreements to Repurchase	462.0	462.0	—	462.0	—
Other Borrowings	6,521.0	6,545.3	—	6,545.3	—
Senior Notes	2,769.7	2,800.3	—	2,800.3	—
Long-Term Debt	4,081.3	4,164.4	—	4,164.4	—
Unfunded Commitments	227.1	227.1	—	227.1	—
Other Liabilities	50.6	50.6	—	—	50.6

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities and HTM debt securities by security type as of September 30, 2025 and December 31, 2024.
TABLE 37: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES

	SEPTEMBER 30, 2025
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$8,147.9	$15.6	$8.5	$8,155.0
Obligations of States and Political Subdivisions	322.0	—	11.3	310.7
Government Sponsored Agency	16,505.3	35.6	99.4	16,441.5
Non-U.S. Government	321.9	0.7	7.3	315.3
Corporate Debt	107.7	—	0.8	106.9
Covered Bonds	274.0	0.6	1.8	272.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,989.6	23.5	26.4	4,986.7
Other Asset-Backed	1,807.0	7.7	4.5	1,810.2
Commercial Mortgage-Backed	498.9	—	8.8	490.1
Total Available for Sale Debt Securities	$32,974.3	$83.7	$168.8	$32,889.2
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,476.0	$2.6	$16.9	$2,461.7
Government Sponsored Agency	8,512.4	7.4	795.9	7,723.9
Non-U.S. Government	3,405.6	0.3	35.1	3,370.8
Corporate Debt	407.2	—	6.0	401.2
Covered Bonds	1,543.4	0.2	46.2	1,497.4
Certificates of Deposit	912.0	0.1	0.2	911.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,047.4	3.3	82.2	4,968.5
Commercial Mortgage-Backed	37.6	—	1.0	36.6
Other	633.3	—	167.0	466.3
Total Held to Maturity Debt Securities	$22,974.9	$13.9	$1,150.5	$21,838.3
Total Debt Securities	$55,949.2	$97.6	$1,319.3	$54,727.5

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$7,388.9	$1.5	$22.9	$7,367.5
Obligations of States and Political Subdivisions	311.2	—	13.6	297.6
Government Sponsored Agency	13,410.5	10.9	132.5	13,288.9
Non-U.S. Government	308.9	0.2	12.3	296.8
Corporate Debt	166.6	0.1	2.9	163.8
Covered Bonds	234.0	0.5	3.6	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,617.0	8.3	42.2	4,583.1
Other Asset-Backed	2,188.6	7.0	12.9	2,182.7
Commercial Mortgage-Backed	603.4	0.3	13.5	590.2
Total Available for Sale Debt Securities	$29,229.1	$28.8	$256.4	$29,001.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,548.2	$—	$89.3	$2,458.9
Government Sponsored Agency	8,635.0	0.9	1,081.3	7,554.6
Non-U.S. Government	3,735.8	0.2	56.3	3,679.7
Corporate Debt	351.6	—	11.0	340.6
Covered Bonds	1,776.8	0.1	62.2	1,714.7
Certificates of Deposit	336.0	—	0.3	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.4	171.3	3,977.0
Other Asset-Backed	107.1	0.3	0.1	107.3
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	621.7	—	172.5	449.2
Total Held to Maturity Debt Securities	$22,296.7	$2.9	$1,645.1	$20,654.5
Total Debt Securities	$51,525.8	$31.7	$1,901.5	$49,656.0

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 38: REMAINING MATURITY OF DEBT SECURITIES

SEPTEMBER 30, 2025	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Available for Sale Debt Securities
U.S. Government	$298.8	$298.9	$7,589.1	$7,596.2	$260.0	$259.9	$—	$—	$8,147.9	$8,155.0
Obligations of States and Political Subdivisions	—	—	249.7	241.2	72.3	69.5	—	—	322.0	310.7
Government Sponsored Agency	4,292.4	4,282.4	9,139.9	9,120.7	2,156.8	2,138.6	916.2	899.8	16,505.3	16,441.5
Non-U.S. Government	188.4	185.3	133.5	130.0	—	—	—	—	321.9	315.3
Corporate Debt	86.3	85.6	21.4	21.3	—	—	—	—	107.7	106.9
Covered Bonds	61.7	61.7	212.3	211.1	—	—	—	—	274.0	272.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	858.3	854.0	3,829.4	3,839.2	301.9	293.5	—	—	4,989.6	4,986.7
Other Asset-Backed	240.6	236.9	986.6	991.8	458.0	459.5	121.8	122.0	1,807.0	1,810.2
Commercial Mortgage-Backed	111.3	111.0	354.0	350.7	33.6	28.4	—	—	498.9	490.1
Total Available for Sale Debt Securities	$6,137.8	$6,115.8	$22,515.9	$22,502.2	$3,282.6	$3,249.4	$1,038.0	$1,021.8	$32,974.3	$32,889.2
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$177.5	$177.3	$1,428.5	$1,427.2	$810.4	$799.1	$59.6	$58.1	$2,476.0	$2,461.7
Government Sponsored Agency	881.4	807.8	4,155.7	3,841.5	2,052.0	1,835.0	1,423.3	1,239.6	8,512.4	7,723.9
Non-U.S. Government	1,943.9	1,939.4	1,461.7	1,431.4	—	—	—	—	3,405.6	3,370.8
Corporate Debt	144.0	143.2	263.2	258.0	—	—	—	—	407.2	401.2
Covered Bonds	444.5	443.0	1,011.4	967.2	87.5	87.2	—	—	1,543.4	1,497.4
Certificates of Deposit	912.0	911.9	—	—	—	—	—	—	912.0	911.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,093.0	2,073.5	2,948.4	2,889.9	6.0	5.1	—	—	5,047.4	4,968.5
Commercial Mortgage-Backed	—	—	37.6	36.6	—	—	—	—	37.6	36.6
Other	60.4	58.9	341.2	313.4	44.5	34.9	187.2	59.1	633.3	466.3
Total Held to Maturity Debt Securities	$6,656.7	$6,555.0	$11,647.7	$11,165.2	$3,000.4	$2,761.3	$1,670.1	$1,356.8	$22,974.9	$21,838.3
Total Debt Securities	$12,794.5	$12,670.8	$34,163.6	$33,667.4	$6,283.0	$6,010.7	$2,708.1	$2,378.6	$55,949.2	$54,727.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)
There was a negative provision for credit losses for AFS securities of $0.9 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. There was a negative provision for credit losses of $0.4 million and $1.0 million for AFS securities for the three and nine months ended September 30, 2024, respectively. There was no allowance for credit losses for AFS securities as of September 30, 2025. There was a $0.2 million allowance for credit losses for AFS securities as of December 31, 2024, which was related to corporate debt securities. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2025 and December 31, 2024.
TABLE 39: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

SEPTEMBER 30, 2025	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$2,261.8	$1.6	$896.7	$6.9	$3,158.5	$8.5
Obligations of States and Political Subdivisions	—	—	310.7	11.3	310.7	11.3
Government Sponsored Agency	2,012.4	6.7	6,540.1	92.7	8,552.5	99.4
Non-U.S. Government	—	—	195.3	7.3	195.3	7.3
Corporate Debt	21.3	0.1	85.6	0.7	106.9	0.8
Covered Bonds	36.1	0.2	63.3	1.6	99.4	1.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	117.7	—	878.7	26.4	996.4	26.4
Other Asset-Backed	105.0	—	273.0	4.5	378.0	4.5
Commercial Mortgage-Backed	113.1	—	259.5	8.8	372.6	8.8
Total	$4,667.4	$8.6	$9,502.9	$160.2	$14,170.3	$168.8
Note: There were no AFS securities with an allowance for credit losses reported as of September 30, 2025. Refer to the discussion further below and Note 6, “Allowance for Credit Losses” for further information.

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
As of September 30, 2025, 729 AFS debt securities with a combined fair value of $14.2 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $168.8 million. As of December 31, 2024, 767 AFS debt securities with a combined fair value of $17.8 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $255.1 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amortized cost of HTM debt securities by credit ratings using ratings from Moody’s, S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 40: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	SEPTEMBER 30, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,002.6	$1,473.4	$—	$—	$—	$2,476.0
Government Sponsored Agency	—	8,512.4	—	—	—	8,512.4
Non-U.S. Government	596.1	1,196.5	1,268.7	344.3	—	3,405.6
Corporate Debt	159.4	150.5	97.3	—	—	407.2
Covered Bonds	1,290.2	253.2	—	—	—	1,543.4
Certificates of Deposit	—	861.3	—	—	50.7	912.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,819.0	1,176.7	50.5	1.2	—	5,047.4
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.3	—	—	—	580.0	633.3
Total Held to Maturity	$6,920.6	$13,661.6	$1,416.5	$345.5	$630.7	$22,974.9
Percent of Total Held to Maturity	30%	59%	6%	2%	3%	100%

	DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	$8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	$3,735.8
Corporate Debt	—	191.5	160.1	—	—	$351.6
Covered Bonds	1,776.8	—	—	—	—	$1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	$336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	$4,146.9
Other Asset-Backed	107.1	—	—	—	—	$107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	$37.6
Other	50.7	—	—	—	571.0	$621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 95% and 96% of the HTM portfolio at September 30, 2025 and December 31, 2024, respectively, comprised of securities rated A or higher. Moody's downgraded the long-term credit rating of the U.S. from Aaa to Aa1 in May 2025. As a result, government sponsored agency securities are now AA rated in the table dated September 30, 2025 above.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for the three and nine months ended September 30, 2025.
There were no sales of debt securities and no net investment security gains (losses) for the three months ended September 30, 2024. Proceeds of $2.0 billion from the sale of debt securities resulted in an investment security loss of $189.3 million for the nine months ended September 30, 2024.
TABLE 41: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Gross Realized Debt Securities Gains	$—	$—	$—	$185.2
Gross Realized Debt Securities Losses	—	—	—	(374.5)
Investment Security Gains (Losses), net	$—	$—	$—	$(189.3)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 42: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
U.S. Government	$—	$—	$—	$(34.8)
Obligations of States and Political Subdivisions	—	—	—	—
Government Sponsored Agency	—	—	—	(23.0)
Corporate Debt	—	—	—	—
Covered Bonds	—	—	—	(4.2)
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	—	—	(48.2)
Other Asset-Backed	—	—	—	(56.5)
Commercial Mortgage-Backed	—	—	—	(22.6)
Investment Security Gains (Losses), net	$—	$—	$—	$(189.3)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 43: LOANS

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Commercial
Commercial and Institutional(1)	$10,243.5	$10,537.1
Commercial Real Estate	5,255.6	5,314.2
Non-U.S.(1)	2,789.5	2,113.9
Other	2,282.5	2,313.6
Total Commercial	20,571.1	20,278.8
Personal
Private Client	15,290.9	15,848.8
Residential Real Estate	6,045.6	6,109.9
Non-U.S.	502.3	674.7
Other	539.5	478.4
Total Personal	22,378.3	23,111.8
Total Loans	$42,949.4	$43,390.6
(1) Commercial and Institutional and Commercial Non-U.S. combined include $3.9 billion and $4.1 billion of private equity capital call finance loans at September 30, 2025 and December 31, 2024, respectively.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance due at maturity. Payments are interest-only with variable interest rates. In general, Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of September 30, 2025 and December 31, 2024, equity credit lines totaled $266.8 million and $250.3 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 97% of the total equity credit lines, respectively.
Included within the other commercial, non-U.S. commercial, and other personal classes are short duration advances, primarily related to the processing of custodied client investments, totaling $4.7 billion and $3.8 billion at September 30, 2025 and December 31, 2024, respectively. Demand deposit overdrafts reclassified as loan balances in other personal, totaled $7.4 million and $47.6 million as of September 30, 2025 and December 31, 2024, respectively. Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale as of September 30, 2025 and December 31, 2024. Loans sold for the three and nine months ended September 30, 2025 totaled $3.1 million. There were no loans sold for the three and nine months ended September 30, 2024.

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
Loan segment and class balances as of September 30, 2025 and December 31, 2024 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list, defaulted, and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 44: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

September 30, 2025	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2025	2024	2023	2022	2021	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$216.6	$374.1	$164.2	$285.1	$147.1	$247.9	$4,498.6	$67.9	$6,001.5
4 to 5 Category	399.0	745.9	433.1	294.2	241.4	138.8	1,656.8	41.0	3,950.2
6 to 9 Category	88.8	20.3	39.5	49.1	15.0	7.7	61.0	10.4	291.8
Total Commercial and Institutional	704.4	1,140.3	636.8	628.4	403.5	394.4	6,216.4	119.3	10,243.5
C&I Gross Charge-offs	—	—	—	—	—	(0.2)	—	—	(0.2)
Commercial Real Estate
Risk Rating:
1 to 3 Category	92.3	135.4	51.6	118.2	139.2	26.8	25.0	—	588.5
4 to 5 Category	560.7	689.3	1,507.6	871.0	448.3	230.8	219.4	15.9	4,543.0
6 to 9 Category	68.4	—	6.8	38.9	6.0	4.0	—	—	124.1
Total Commercial Real Estate	721.4	824.7	1,566.0	1,028.1	593.5	261.6	244.4	15.9	5,255.6
CRE Gross Charge-offs	—	—	—	(2.1)	—	—	—	—	(2.1)
Non-U.S.
Risk Rating:
1 to 3 Category	968.5	131.7	31.2	—	—	168.7	295.5	—	1,595.6
4 to 5 Category	839.0	8.6	—	0.8	—	197.1	116.8	—	1,162.3
6 to 9 Category	0.5	—	—	13.0	—	—	18.1	—	31.6
Total Non-U.S.	1,808.0	140.3	31.2	13.8	—	365.8	430.4	—	2,789.5
Other
Risk Rating:
1 to 3 Category	1,356.3	—	—	—	—	—	—	—	1,356.3
4 to 5 Category	925.8	—	—	—	—	—	—	—	925.8
6 to 9 Category	0.4	—	—	—	—	—	—	—	0.4
Total Other	2,282.5	—	—	—	—	—	—	—	2,282.5
Total Commercial	5,516.3	2,105.3	2,234.0	1,670.3	997.0	1,021.8	6,891.2	135.2	20,571.1
Commercial Gross Charge-offs	—	—	—	(2.1)	—	(0.2)	—	—	(2.3)
Personal
Private Client
Risk Rating:
1 to 3 Category	126.2	96.1	109.9	113.1	49.9	25.2	6,777.5	137.9	7,435.8
4 to 5 Category	156.2	635.9	192.9	273.0	156.7	193.8	5,782.9	441.1	7,832.5
6 to 9 Category	—	—	15.4	—	—	—	7.2	—	22.6
Total Private Client	282.4	732.0	318.2	386.1	206.6	219.0	12,567.6	579.0	15,290.9
Private Client Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Residential Real Estate
Risk Rating:
1 to 3 Category	243.6	164.3	140.3	394.1	385.8	993.6	190.0	—	2,511.7
4 to 5 Category	180.7	248.5	249.1	579.1	632.5	1,389.3	184.9	1.9	3,466.0
6 to 9 Category	—	—	—	6.6	8.3	31.5	15.8	5.7	67.9
Total Residential Real Estate	424.3	412.8	389.4	979.8	1,026.6	2,414.4	390.7	7.6	6,045.6
Residential Real Estate Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	2.6	—	—	—	0.6	11.6	109.2	—	124.0
4 to 5 Category	23.9	14.6	12.8	8.9	22.8	10.9	263.2	7.5	364.6
6 to 9 Category	—	7.6	—	6.0	—	0.1	—	—	13.7
Total Non-U.S.	26.5	22.2	12.8	14.9	23.4	22.6	372.4	7.5	502.3
Other
Risk Rating:
1 to 3 Category	281.8	—	—	—	—	—	—	—	281.8
4 to 5 Category	257.7	—	—	—	—	—	—	—	257.7
6 to 9 Category	—	—	—	—	—	—	—	—	—
Total Other	539.5	—	—	—	—	—	—	—	539.5
Total Personal	1,272.7	1,167.0	720.4	1,380.8	1,256.6	2,656.0	13,330.7	594.1	22,378.3
Personal Gross Charge-offs	—	—	—	—	—	(0.2)	—	—	(0.2)
Total Loans	$6,789.0	$3,272.3	$2,954.4	$3,051.1	$2,253.6	$3,677.8	$20,221.9	$729.3	$42,949.4
Total Loans Gross Charge-offs	$—	$—	$—	$(2.1)	$—	$(0.4)	$—	$—	$(2.5)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$462.1	$238.2	$367.9	$466.2	$82.2	$277.2	$4,364.8	$26.5	$6,285.1
4 to 5 Category	708.3	506.4	392.5	428.3	82.3	144.2	1,585.1	59.7	3,906.8
6 to 9 Category	34.8	89.3	65.8	70.2	2.3	2.3	73.6	6.9	345.2
Total Commercial and Institutional	1,205.2	833.9	826.2	964.7	166.8	423.7	6,023.5	93.1	10,537.1
C&I Gross Charge-offs	—	(7.3)	(5.4)	—	—	—	—	—	(12.7)
Commercial Real Estate
Risk Rating:
1 to 3 Category	123.2	256.3	224.4	203.7	13.8	43.7	52.6	—	917.7
4 to 5 Category	610.1	1,574.2	1,070.4	424.8	173.2	174.4	198.0	5.2	4,230.3
6 to 9 Category	14.0	15.8	125.7	6.0	4.3	0.4	—	—	166.2
Total Commercial Real Estate	747.3	1,846.3	1,420.5	634.5	191.3	218.5	250.6	5.2	5,314.2
CRE Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	707.1	—	—	—	70.6	28.8	614.9	—	1,421.4
4 to 5 Category	480.5	83.9	0.8	25.0	—	27.9	59.9	—	678.0
6 to 9 Category	0.9	—	13.6	—	—	—	—	—	14.5
Total Non-U.S.	1,188.5	83.9	14.4	25.0	70.6	56.7	674.8	—	2,113.9
Other
Risk Rating:
1 to 3 Category	1,142.4	—	—	—	—	—	—	—	1,142.4
4 to 5 Category	1,171.2	—	—	—	—	—	—	—	1,171.2
Total Other	2,313.6	—	—	—	—	—	—	—	2,313.6
Other Gross Charge-offs	—	—	—	—	—	—	—	—	—
Total Commercial	5,454.6	2,764.1	2,261.1	1,624.2	428.7	698.9	6,948.9	98.3	20,278.8
Commercial Gross Charge-offs	—	(7.3)	(7.8)	—	—	—	—	—	(15.1)
Personal
Private Client
Risk Rating:
1 to 3 Category	251.3	33.9	84.4	37.9	7.9	44.6	6,993.2	93.3	7,546.5
4 to 5 Category	249.0	660.2	384.0	390.5	123.5	181.3	5,734.8	535.3	8,258.6
6 to 9 Category	—	16.1	—	—	—	—	27.6	—	43.7
Total Private Client	500.3	710.2	468.4	428.4	131.4	225.9	12,755.6	628.6	15,848.8
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	197.5	150.5	436.7	375.2	325.7	743.6	114.3	—	2,343.5
4 to 5 Category	212.7	263.6	647.2	706.0	652.1	938.1	270.2	2.1	3,692.0
6 to 9 Category	1.7	—	6.8	3.9	2.3	32.5	27.2	—	74.4
Total Residential Real Estate	411.9	414.1	1,090.7	1,085.1	980.1	1,714.2	411.7	2.1	6,109.9
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.3	1.0	—	—	—	6.0	369.6	—	379.9
4 to 5 Category	19.5	16.0	15.2	39.1	—	19.6	170.3	7.2	286.9
6 to 9 Category	7.8	—	—	—	—	0.1	—	—	7.9
Total Non-U.S.	30.6	17.0	15.2	39.1	—	25.7	539.9	7.2	674.7
Other
Risk Rating:
1 to 3 Category	168.5	—	—	—	—	—	—	—	168.5
4 to 5 Category	309.9	—	—	—	—	—	—	—	309.9
Total Other	478.4	—	—	—	—	—	—	—	478.4
Other Gross Charge-offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Total Personal	1,421.2	1,141.3	1,574.3	1,552.6	1,111.5	1,965.8	13,707.2	637.9	23,111.8
Personal Gross Charge-Offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Total Loans	6,875.8	3,905.4	3,835.4	3,176.8	1,540.2	2,664.7	20,656.1	736.2	43,390.6
Total Loans Gross Charge-Offs	$—	$(7.3)	$(7.8)	$—	$—	$(0.4)	$—	$—	$(15.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class, as well as nonaccrual asset balances, as of September 30, 2025 and December 31, 2024.
TABLE 45: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
September 30, 2025
Commercial
Commercial and Institutional	$10,178.4	$18.9	$3.7	$—	$10,201.0	$42.5	$10,243.5	$20.3
Commercial Real Estate	5,227.9	3.3	19.1	5.3	5,255.6	—	5,255.6	—
Non-U.S.	2,789.0	—	—	—	2,789.0	0.5	2,789.5	—
Other	2,282.5	—	—	—	2,282.5	—	2,282.5	—
Total Commercial	20,477.8	22.2	22.8	5.3	20,528.1	43.0	20,571.1	20.3
Personal
Private Client	15,208.9	48.6	22.4	4.1	15,284.0	6.9	15,290.9	0.2
Residential Real Estate	5,986.8	13.7	15.1	1.1	6,016.7	28.9	6,045.6	27.1
Non-U.S.	487.8	1.9	9.0	3.6	502.3	—	502.3	—
Other	539.5	—	—	—	539.5	—	539.5	—
Total Personal	22,223.0	64.2	46.5	8.8	22,342.5	35.8	22,378.3	27.3
Total Loans	$42,700.8	$86.4	$69.3	$14.1	$42,870.6	$78.8	$42,949.4	$47.6

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2024
Commercial
Commercial and Institutional	$10,486.9	$12.8	$0.7	$6.9	$10,507.3	$29.8	$10,537.1	$10.5
Commercial Real Estate	5,304.9	3.3	—	0.4	5,308.6	5.6	5,314.2	5.6
Non-U.S.	2,113.0	—	0.4	—	2,113.4	0.5	2,113.9	—
Other	2,313.6	—	—	—	2,313.6	—	2,313.6	—
Total Commercial	20,218.4	16.1	1.1	7.3	20,242.9	35.9	20,278.8	16.1
Personal
Private Client	15,677.6	87.7	15.2	66.0	15,846.5	2.3	15,848.8	0.7
Residential Real Estate	6,063.4	17.2	2.5	9.0	6,092.1	17.8	6,109.9	17.8
Non-U.S	673.1	1.6	—	—	674.7	—	674.7	—
Other	478.4	—	—	—	478.4	—	478.4	—
Total Personal	22,892.5	106.5	17.7	75.0	23,091.7	20.1	23,111.8	18.5
Total Loans	$43,110.9	$122.6	$18.8	$82.3	$43,334.6	$56.0	$43,390.6	$34.6
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of September 30, 2025 and December 31, 2024, Northern Trust did not hold any foreclosed real estate properties as a result of obtaining physical possession. Northern Trust had loans with a carrying value of $3.4 million and $3.5 million for which formal foreclosure proceedings were in process as of September 30, 2025 and December 31, 2024, respectively.

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
Loan modifications to borrowers experiencing financial difficulty involved deferral of principal and interest and totaled $11.4 million and $44.1 million for the three and nine months ended September 30, 2025, respectively. Loan modifications were immaterial for the three and nine months ended September 30, 2024.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of September 30, 2025, loans that were modified in the previous 12 months and 30-89 days past due totaled $18.4 million. There were no loan modifications past due 90 days or more. As of September 30, 2024, loans that were modified in the previous 12 months and 90 days or more past due totaled less than $1.0 million. There were no loan modifications past due 30-89 days.
For the three and nine months ended September 30, 2025, Northern Trust charged off $2.0 million and $2.1 million, respectively, related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months, compared to no charge-offs and $8.5 million, respectively, for the same periods in 2024.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of September 30, 2025 and December 31, 2024.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as corporate profits, GDP, unemployment rate, consumer spending, and real estate price indices, as well as financial market factors such as equity prices, volatility and credit spreads. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. The primary forecast in the current quarter reflects an outlook of steady growth, falling interest rates, and continued slightly higher unemployment. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
As of September 30, 2025, qualitative adjustments primarily reflected macroeconomic uncertainty affecting Northern Trust's C&I portfolio, the potential for higher-than-anticipated losses on large individual exposures, and the possible impact of climate-related risks on CRE property values. In comparison, as of December 31, 2024, qualitative adjustments were largely driven by climate-related risks affecting both commercial and residential real estate portfolios, an increased likelihood of recession within the CRE segment mostly due to ongoing concerns around office occupancy rates, and similar concerns regarding large individual exposures. The qualitative component of the reserve decreased as of September 30, 2025, relative to December 31, 2024, primarily due to an improved outlook for the CRE portfolio and to climate-related risk projections on RRE in certain locations. These improvements were partially offset by the introduction of a stress-related adjustment to the C&I portfolio in the first quarter of 2025.

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
The following table provides information regarding changes in the total Allowance for Credit Losses during the three and nine months ended September 30, 2025 and 2024.
TABLE 46: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$180.5	$34.7	$6.9	$1.1	$223.2
Charge-Offs	(2.1)	—	—	—	(2.1)
Recoveries	1.7	—	—	—	1.7
Net Recoveries (Charge-Offs)	(0.4)	—	—	—	(0.4)
Provision for Credit Losses(1)	(15.7)	(2.6)	1.8	0.4	(16.1)
Balance at End of Period	$164.4	$32.1	$8.7	$1.5	$206.7
(1) The table excludes a negative provision for credit losses of $0.9 million for the three months ended September 30, 2025 for AFS debt securities. See further detail in Note 4—Securities.

	NINE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$168.0	$30.4	$6.5	$1.0	$205.9
Charge-Offs	(2.5)	—	—	—	(2.5)
Recoveries	2.6	—	—	—	2.6
Net Recoveries (Charge-Offs)	0.1	—	—	—	0.1
Provision for Credit Losses(1)	(3.7)	1.7	2.2	0.5	0.7
Balance at End of Period	$164.4	$32.1	$8.7	$1.5	$206.7
(1) The table excludes a negative provision for credit losses of $0.2 million for the nine months ended September 30, 2025 for AFS debt securities. See further detail in Note 4—Securities.

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
For the three months ended September 30, 2025, there was a negative Provision for Credit Losses of $16.1 million as compared to a provision of $8.4 million in the prior-year quarter, both excluding the provision for AFS debt securities. The negative provision in the current quarter resulted from a decrease in collective reserves driven by improved macroeconomic factors primarily impacting the C&I portfolio and improved projections for RRE.
There was a Provision for Credit Losses of $0.7 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively, both excluding the provision for AFS debt securities. The provision in the current-year period was primarily due to an increase in specific reserves related to a small number of non-performing loans; partially offset by a decrease in the collective reserve driven by an improved outlook for the CRE portfolio.
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
Allowance for the Loan Portfolio. The following table provides information regarding changes in the Allowance for Credit Losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and nine months ended September 30, 2025 and 2024.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED SEPTEMBER 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$145.8	$34.7	$180.5	$32.5	$2.2	$34.7
Charge-Offs	(2.0)	(0.1)	(2.1)	—	—	—
Recoveries	1.3	0.4	1.7	—	—	—
Net Recoveries (Charge-Offs)	(0.7)	0.3	(0.4)	—	—	—
Provision for Credit Losses	(11.2)	(4.5)	(15.7)	(2.6)	—	(2.6)
Balance at End of Period	$133.9	$30.5	$164.4	$29.9	$2.2	$32.1

	NINE MONTHS ENDED SEPTEMBER 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4
Charge-Offs	(2.3)	(0.2)	(2.5)	—	—	—
Recoveries	1.4	1.2	2.6	—	—	—
Net Recoveries (Charge-Offs)	(0.9)	1.0	0.1	—	—	—
Provision for Credit Losses	(3.7)	—	(3.7)	1.6	0.1	1.7
Balance at End of Period	$133.9	$30.5	$164.4	$29.9	$2.2	$32.1

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED SEPTEMBER 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$136.9	$30.8	$167.7	$27.2	$2.3	$29.5
Charge-Offs	—	—	—	—	—	—
Recoveries	—	2.4	2.4	—	—	—
Net Recoveries (Charge-Offs)	—	2.4	2.4	—	—	—
Provision for Credit Losses	15.7	(1.0)	14.7	(2.7)	(0.3)	(3.0)
Balance at End of Period	$152.6	$32.2	$184.8	$24.5	$2.0	$26.5

	NINE MONTHS ENDED SEPTEMBER 30, 2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(11.0)	(0.4)	(11.4)	—	—	—
Recoveries	—	3.5	3.5	—	—	—
Net Recoveries (Charge-Offs)	(11.0)	3.1	(7.9)	—	—	—
Provision for Credit Losses	16.8	(2.8)	14.0	(0.4)	—	(0.4)
Balance at End of Period	$152.6	$32.2	$184.8	$24.5	$2.0	$26.5
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and the Allowance for Credit Losses for loans and undrawn loan commitments and standby letters of credit by segment as of September 30, 2025 and December 31, 2024.
TABLE 48: RECORDED INVESTMENTS IN LOANS

	SEPTEMBER 30, 2025			DECEMBER 31, 2024
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$52.8	$47.3	$100.1	$35.9	$30.0	$65.9
Evaluated on a Collective Basis	20,518.3	22,331.0	42,849.3	20,242.9	23,081.8	43,324.7
Total Loans	20,571.1	22,378.3	42,949.4	20,278.8	23,111.8	43,390.6
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	6.9	3.8	10.7	1.2	2.0	3.2
Evaluated on a Collective Basis	127.0	26.7	153.7	137.3	27.5	164.8
Allowance Assigned to Loans	133.9	30.5	164.4	138.5	29.5	168.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	29.9	2.2	32.1	28.3	2.1	30.4
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$163.8	$32.7	$196.5	$166.8	$31.6	$198.4
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the allowance for credit losses for HTM debt securities during the three and nine months ended September 30, 2025 and 2024.
TABLE 49: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.2	$1.2	$0.9	$—	$2.3	$6.9
Provision for Credit Losses	0.1	1.3	0.4	0.1	—	(0.1)	1.8
Balance at End of Period	$0.4	$3.5	$1.6	$1.0	$—	$2.2	$8.7
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	NINE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.0	$1.1	$0.9	$—	$2.2	$6.5
Provision for Credit Losses	0.1	1.5	0.5	0.1	—	—	2.2
Balance at End of Period	$0.4	$3.5	$1.6	$1.0	$—	$2.2	$8.7
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

Notes to Consolidated Financial Statements (unaudited) (continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.9	$3.5	$2.2	$1.2	$0.1	$4.8	$12.7
Provision for Credit Losses	(0.4)	(1.0)	(0.6)	(0.2)	(0.1)	(2.9)	(5.2)
Balance at End of Period	$0.5	$2.5	$1.6	$1.0	$—	$1.9	$7.5
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $1.5 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 50: ACCRUED INTEREST

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Loans	$197.0	$211.7
Debt Securities
Held to Maturity	81.9	58.9
Available for Sale	186.9	173.9
Other Financial Assets	56.1	53.1
Total	$521.9	$497.6
The amount of accrued interest reversed through interest income for loans was immaterial for the three and nine months ended September 30, 2025 and 2024, and there was no accrued interest reversed through interest income related to any other financial assets for the three and nine months ended September 30, 2025 and 2024.

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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 51: TYPE OF PLEDGED ASSETS

(In Billions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Debt Securities(1)	$34.5	$29.3
Loans(2)	9.4	9.5
Total Pledged Assets	$43.9	$38.8
(1) Debt securities are comprised of HTM and AFS securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of both September 30, 2025 and December 31, 2024, $1.2 billion of collateral pledged, related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 52: ACCEPTED COLLATERAL

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$65,391.9	$65,311.1
Derivative contracts	2.9	23.6
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$65,394.8	$65,334.7
(1) The fair value of securities collateral that was repledged or sold totaled $65.0 billion and $64.8 billion at September 30, 2025 and December 31, 2024, respectively.
(2) This includes collateral accepted as related to the FICC sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of September 30, 2025 and December 31, 2024, these balances totaled $1.5 billion and $1.1 billion, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At September 30, 2025 and December 31, 2024, Northern Trust held cash of $520.0 million and $491.2 million, respectively, to meet non-U.S. reserve requirements. The Federal Reserve’s U.S. reserve requirement is zero percent. As a result, there were no average deposits required to meet Federal Reserve Bank reserve requirements for the three and nine months ended September 30, 2025 and 2024, respectively.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the nine months ended September 30, 2025, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 53: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2024	$614.6	$80.3	$694.9
Foreign Exchange Rates	17.9	0.1	18.0
Balance at September 30, 2025	$632.5	$80.4	$712.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of September 30, 2025 and December 31, 2024 were as follows.
TABLE 54: OTHER INTANGIBLE ASSSETS SUBJECT TO AMORTIZATION

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$136.8	$127.0
Less: Accumulated Amortization	77.9	68.9
Net Book Value	$58.9	$58.1
TABLE 55: CHANGES IN OTHER INTANGIBLE ASSETS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Balance at Beginning of Period	$61.2	$64.4	$58.1	$71.6
Amortization	(2.4)	(2.4)	(6.8)	(7.1)
Foreign Exchange Rates	0.1	2.9	7.6	0.4
Balance as of September 30	$58.9	$64.9	$58.9	$64.9
Amortization for the remainder of 2025 and for the years 2026, 2027, 2028, and 2029 is estimated to be $2.4 million, $9.1 million, $8.8 million, $8.1 million, and $8.1 million, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of September 30, 2025 and December 31, 2024 were as follows.
TABLE 56: CAPITALIZED SOFTWARE

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Gross Carrying Amount	$4,934.0	$4,259.6
Less: Accumulated Amortization	2,582.1	2,104.5
Net Book Value	$2,351.9	$2,155.1

Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of cost related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $168.8 million and $499.7 million for the three and nine months ended September 30, 2025, respectively, and $153.1 million and $444.1 million for the three and nine months ended September 30, 2024, respectively.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $5.5 million and $15.8 million for the three and nine months ended September 30, 2025 respectively, and $7.1 million and $21.3 million for the three and nine months ended September 30, 2024, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
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
The following table presents the earnings contributions and certain average balances of Northern Trust’s reporting segments for the three- and nine-month periods ended September 30, 2025 and 2024.
TABLE 57: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER(3)		TOTAL CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$706.9	$667.1	$558.6	$529.5	$—	$—	$1,265.5	$1,196.6
Foreign Exchange Trading Income (Loss)	65.5	59.5	(8.3)	(5.4)	—	—	57.2	54.1
Other Noninterest Income (Expense)	77.0	66.7	38.9	35.5	(4.0)	53.3	111.9	155.5
Total Noninterest Income (Expense)	849.4	793.3	589.2	559.6	(4.0)	53.3	1,434.6	1,406.2
Net Interest Income (Expense)(1)	339.9	320.9	257.2	248.8	(6.3)	(7.4)	590.8	562.3
Revenue(1)	1,189.3	1,114.2	846.4	808.4	(10.3)	45.9	2,025.4	1,968.5
Provision for Credit Losses	(6.1)	(0.6)	(12.3)	12.4	1.4	(3.8)	(17.0)	8.0
Noninterest Expense
Compensation	78.8	90.3	143.3	138.7	403.2	354.6	625.3	583.6
Employee Benefits	16.8	18.2	22.5	23.5	75.9	67.5	115.2	109.2
Outside Services	24.0	43.6	14.0	11.6	210.2	201.1	248.2	256.3
Allocated Expense	763.6	682.7	315.3	297.1	(1,078.9)	(979.8)	—	—
Other Segment Items(2)	18.1	21.6	21.2	18.0	394.9	370.7	434.2	410.3
Total Noninterest Expense	901.3	856.4	516.3	488.9	5.3	14.1	1,422.9	1,359.4
Income (Loss) before Income Taxes(1)	294.1	258.4	342.4	307.1	(17.0)	35.6	619.5	601.1
Provision for Income Taxes(1)	64.3	56.7	83.7	76.8	13.9	2.7	161.9	136.2
Net Income (Loss)	$229.8	$201.7	$258.7	$230.3	$(30.9)	$32.9	$457.6	$464.9
Percentage of Consolidated Net Income	50%	43%	57%	50%	(7)%	7%	100%	100%
Average Assets	$110,056.4	$107,362.3	$39,850.2	$38,734.9	$1,134.9	$745.7	$151,041.5	$146,842.9
Average Loans	$5,399.9	$5,615.8	$36,100.7	$34,268.2	$—	$—	$41,500.6	$39,884.0
Average Deposits	$90,195.3	$86,635.7	$25,370.4	$25,179.3	$1,134.9	$745.7	$116,700.6	$112,560.7
(1) Financial measures stated on an FTE basis. The FTE adjustment was $5.5 million and $7.1 million for three months ended September 30, 2025 and 2024, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year quarter includes the gain related to the sale of an equity investment.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,070.6	$1,957.3	$1,639.8	$1,548.3	$—	$—	$3,710.4	$3,505.6
Foreign Exchange Trading Income (Loss)	190.4	181.6	(23.9)	(12.1)	—	—	166.5	169.5
Other Noninterest Income (Loss)	216.2	196.8	107.0	104.0	(6.2)	741.6	317.0	1,042.4
Total Noninterest Income (Loss)	2,477.2	2,335.7	1,722.9	1,640.2	(6.2)	741.6	4,193.9	4,717.5
Net Interest Income (Expense)(1)	1,010.8	896.2	775.6	734.4	(17.0)	(17.3)	1,769.4	1,613.3
Revenue(1)	3,488.0	3,231.9	2,498.5	2,374.6	(23.2)	724.3	5,963.3	6,330.8
Provision for Credit Losses	(0.1)	(1.9)	(2.0)	15.7	2.6	(6.3)	0.5	7.5
Noninterest Expense
Compensation	249.1	318.4	434.4	438.6	1,201.0	1,118.9	1,884.5	1,875.9
Employee Benefits	50.8	52.3	67.1	64.7	224.7	193.5	342.6	310.5
Outside Services	114.2	145.6	45.3	34.1	580.9	566.8	740.4	746.5
Allocated Expense	2,213.5	2,037.7	929.9	901.0	(3,143.4)	(2,938.7)	—	—
Other Segment Items(2)	59.9	66.5	67.5	58.4	1,162.2	1,200.2	1,289.6	1,325.1
Total Noninterest Expense	2,687.5	2,620.5	1,544.2	1,496.8	25.4	140.7	4,257.1	4,258.0
Income (Loss) before Income Taxes(1)	800.6	613.3	956.3	862.1	(51.2)	589.9	1,705.7	2,065.3
Provision for Income Taxes(1)	173.2	134.5	233.8	216.7	27.8	138.4	434.8	489.6
Net Income (Loss)	$627.4	$478.8	$722.5	$645.4	$(79.0)	$451.5	$1,270.9	$1,575.7
Percentage of Consolidated Net Income	49%	30%	57%	41%	(6)%	29%	100%	100%
Average Assets	$112,297.8	$107,447.0	$39,364.0	$38,629.2	$1,348.6	$578.6	$153,010.4	$146,654.8
Average Loans	$5,652.7	$6,329.8	$35,593.9	$34,501.8	$—	$—	$41,246.6	$40,831.6
Average Deposits	$91,669.5	$86,516.2	$25,317.3	$25,659.4	$1,348.6	$578.6	$118,335.4	$112,754.2
(1) Financial measures stated on an FTE basis. The FTE adjustment was $15.8 million and $21.3 million for nine months ended September 30, 2025 and 2024, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Prior-year period items including severance-related charges, software amortization acceleration and dispositions, and a securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.
(4) Includes the net gain from Northern Trust’s participation in the Visa Exchange Offer, a gain related to the sale of an equity investment, partially offset by a loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, all in the prior-year period.
Note 10 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of September 30, 2025, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of September 30, 2025, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both September 30, 2025 and December 31, 2024 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
Dividends on the Series D Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, at a rate per annum equal to (i) 4.60% from the original issue date of the Series D Preferred Stock to but excluding October 1, 2026; and (ii) a floating rate equal to the three-month CME Term Secured Overnight Finance Rate (SOFR), as administered by CME Group Benchmark Administration, Ltd., plus a statutory spread adjustment of 0.26161% (as set forth in the final rule to implement the LIBOR Act) plus 3.202% from and including October 1, 2026. Fixed rate dividends are payable in arrears on the first day of April and October of each year, through and including October 1, 2026, and floating rate dividends will be payable in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2027. On July 22, 2025, the Corporation declared a cash dividend of $2,300.00 per share of Series D Preferred Stock payable on October 1, 2025, to stockholders of record as of September 15, 2025.
Series E Preferred Stock. As of September 30, 2025, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of September 30, 2025 and December 31, 2024 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).

Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On July 22, 2025, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on October 1, 2025, to stockholders of record as of September 15, 2025.
Common Stock. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date. For the three and nine months ended September 30, 2025, the Corporation repurchased 2,164,198 and 8,155,416 shares of common stock, respectively, at a total cost of $277.0 million ($128.00 average price per share) and $903.7 million ($110.81 average price per share), respectively, including 16,233 and 437,987 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively. For the three and nine months ended September 30, 2024, the Corporation repurchased 3,463,546 and 8,112,288 shares of common stock, respectively, at a total cost of $301.4 million ($87.01 average price per share), and $684.2 million ($84.34 average price per share) respectively, including 15,629 and 398,646 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively. Repurchases prior to July 22, 2025 were made pursuant to the stock repurchase authorization approved by the Board of Directors in October 2021. On July 22, 2025, this program was terminated and replaced with a new repurchase program, under which the Board of Directors authorized the Corporation to repurchase up to $2.5 billion of the Corporation’s common stock.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at September 30, 2025 and 2024, and changes during the three and nine months then ended.
TABLE 58: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2025	$(481.2)	$—	$230.1	$(448.1)	$(699.2)
Net Change	44.3	—	17.6	2.2	64.1
Balance at September 30, 2025	$(436.9)	$—	$247.7	$(445.9)	$(635.1)

	NINE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
Net Change	161.2	(0.6)	14.6	3.7	178.9
Balance at September 30, 2025	$(436.9)	$—	$247.7	$(445.9)	$(635.1)

	THREE MONTHS ENDED SEPTEMBER 30, 2024
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at June 30, 2024	$(667.1)	$—	$215.2	$(413.1)	$(865.0)
Net Change	63.9	0.3	18.9	2.4	85.5
Balance at September 30, 2024	$(603.2)	$0.3	$234.1	$(410.7)	$(779.5)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	320.7	(0.5)	30.5	7.7	358.4
Balance at September 30, 2024	$(603.2)	$0.3	$234.1	$(410.7)	$(779.5)

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 59: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30,	2025			2024
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$33.6	$(7.5)	$26.1	$63.7	$(18.6)	$45.1
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	24.1	(5.9)	18.2	24.9	(6.1)	18.8
Net Change	$57.7	$(13.4)	$44.3	$88.6	$(24.7)	$63.9
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$0.1	$—	$0.1	$1.0	$(0.2)	$0.8
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(0.2)	0.1	(0.1)	(0.6)	0.1	(0.5)
Net Change	$(0.1)	$0.1	$—	$0.4	$(0.1)	$0.3
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(21.9)	$(8.0)	$(29.9)	$122.9	$(2.4)	$120.5
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.2	(0.1)	0.1	1.0	(0.3)	0.7
Net Investment Hedge Gains (Losses)	62.8	(15.4)	47.4	(135.6)	33.3	(102.3)
Net Change	$41.1	$(23.5)	$17.6	$(11.7)	$30.6	$18.9
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.1)	$—	$(0.1)	$(0.1)	$—	$(0.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	3.0	(0.7)	2.3	3.2	(0.7)	2.5
Net Change	$2.9	$(0.7)	$2.2	$3.1	$(0.7)	$2.4
Total Net Change	$101.6	$(37.5)	$64.1	$80.4	$5.1	$85.5

NINE MONTHS ENDED SEPTEMBER 30,	2025			2024
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$142.7	$(37.8)	$104.9	$176.9	$(55.1)	$121.8
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	74.6	(18.3)	56.3	76.5	(19.0)	57.5
Net (Gains) Losses on Debt Securities(2)	—	—	—	189.3	(47.9)	141.4
Net Change	$217.3	$(56.1)	$161.2	$442.7	$(122.0)	$320.7
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$13.1	$(3.1)	$10.0	$6.4	$(1.5)	$4.9
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(14.1)	3.5	(10.6)	(7.1)	1.7	(5.4)
Net Change	$(1.0)	$0.4	$(0.6)	$(0.7)	$0.2	$(0.5)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$275.5	$(12.9)	$262.6	$52.5	$(1.2)	$51.3
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.8	(0.1)	0.7	0.2	(0.1)	0.1
Net Investment Hedge Gains (Losses)	(329.6)	80.9	(248.7)	(36.3)	15.4	(20.9)
Net Change	$(53.3)	$67.9	$14.6	$16.4	$14.1	$30.5
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(3.5)	$0.3	$(3.2)	$0.9	$(0.5)	$0.4
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	9.0	(2.1)	6.9	9.6	(2.3)	7.3
Net Change	$5.5	$(1.8)	$3.7	$10.5	$(2.8)	$7.7
Total Net Change	$168.5	$10.4	$178.9	$468.9	$(110.5)	$358.4
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 60: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
($ In Millions Except Per Common Share Information)	2025	2024	2025	2024
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	190,053,947	199,937,543	192,647,391	202,614,386
Net Income	$457.6	$464.9	$1,270.9	$1,575.7
Less: Dividends on Preferred Stock	16.2	16.2	37.1	37.1
Net Income Applicable to Common Stock	441.4	448.7	1,233.8	1,538.6
Less: Earnings Allocated to Participating Securities	4.2	3.6	11.6	13.2
Earnings Allocated to Common Shares Outstanding	437.2	445.1	1,222.2	1,525.4
Basic Net Income Per Common Share	$2.30	$2.23	$6.34	$7.53
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	190,053,947	199,937,543	192,647,391	202,614,386
Plus: Dilutive Effect of Share-based Compensation	946,615	611,520	833,978	517,014
Average Common and Potential Common Shares	191,000,562	200,549,063	193,481,369	203,131,400
Earnings Allocated to Common and Potential Common Shares	$437.2	$445.1	$1,222.2	$1,525.4
Diluted Net Income Per Common Share	2.29	2.22	6.32	7.51
Note:    For the three and nine months ended September 30, 2025, there were no common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 2024, there were de minimis and 0.2 million common stock equivalents excluded in the computation of diluted net income per share.
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
Substantially all revenues generated from contracts with clients for asset servicing, asset management, securities lending, treasury management and banking-related services are recognized on an accrual basis, over the period in which services are provided. The nature of Northern Trust’s performance obligations is to provide a series of distinct services in which the client simultaneously receives and consumes the benefits of the promised services as they are performed. Fee arrangements are mainly comprised of variable amounts based on market value of client assets managed and serviced, transaction volumes, number of accounts, and securities lending volume and spreads. Revenue is recognized using the output method in an amount that reflects the consideration to which Northern Trust expects to be entitled in exchange for providing each month or quarter of service. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on the price agreed to with the client, representing its relative standalone selling price.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents revenues disaggregated by major revenue source.
TABLE 61: REVENUE DISAGGREGATION

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$515.5	$482.5	$1,499.0	$1,427.1
Investment Management and Advisory	668.3	634.8	1,965.3	1,838.3
Securities Lending	21.5	17.7	59.7	53.2
Other	60.2	61.6	186.4	187.0
Total Trust, Investment and Other Servicing Fees	$1,265.5	$1,196.6	$3,710.4	$3,505.6
Other Noninterest Income
Foreign Exchange Trading Income	$57.2	$54.1	$166.5	$169.5
Treasury Management Fees	9.5	8.2	28.8	26.5
Security Commissions and Trading Income	41.8	35.5	120.5	107.7
Other Operating Income	60.6	111.8	167.7	1,097.5
Investment Security Gains (Losses), net	—	—	—	(189.3)
Total Other Noninterest Income	$169.1	$209.6	$483.5	$1,211.9
Total Noninterest Income	$1,434.6	$1,406.2	$4,193.9	$4,717.5
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the three months ended September 30, 2025, revenue from contracts with clients also includes $39.5 million of the $41.8 million total Security Commissions and Trading Income and $10.4 million of the $60.6 million total Other Operating Income. For the nine months ended September 30, 2025, revenue from contracts with clients also includes $115.3 million of the $120.5 million total Security Commissions and Trading Income and $31.2 million of the $167.7 million total Other Operating Income.
For the three months ended September 30, 2024, revenue from contracts with clients also includes $31.0 million of the $35.5 million total Security Commissions and Trading Income and $9.7 million of the $111.8 million total Other Operating Income. For the nine months ended September 30, 2024, revenue from contracts with clients also includes $95.7 million of the $107.7 million total Security Commissions and Trading Income and $29.0 million of the $1,097.5 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at September 30, 2025 and December 31, 2024.
TABLE 62: CLIENT RECEIVABLES

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Trust Fees Receivable, net(1)	$969.0	$932.3
Other	80.9	64.5
Total Client Receivables	$1,049.9	$996.8
(1) Trust Fees Receivable is net of a $5.4 million and $12.0 million fee receivable allowance as of September 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 63: NET INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30, 2025		NINE MONTHS ENDED SEPTEMBER 30, 2025
(In Millions)	2025	2024	2025	2024
Interest Income
Federal Reserve and Other Central Bank Deposits	$326.5	$451.7	$1,142.9	$1,369.0
Interest-Bearing Due from and Deposits with Banks(1)	20.7	28.5	65.9	94.5
Federal Funds Sold and Securities Purchased under Agreements to Resell	711.7	890.8	2,091.7	2,578.2
Securities — Taxable	481.1	486.3	1,398.3	1,409.0
— Nontaxable(2)	0.2	0.2	0.8	0.8
Loans	584.6	644.5	1,735.8	1,946.4
Other Interest-Earning Assets(3)	19.5	28.2	62.6	84.4
Total Interest Income	$2,144.3	$2,530.2	$6,498.0	$7,482.3
Interest Expense
Deposits	$658.4	$873.5	$2,082.3	$2,653.5
Federal Funds Purchased	24.8	29.6	72.8	101.9
Securities Sold Under Agreements to Repurchase	695.0	869.7	2,048.8	2,535.1
Other Borrowings	79.6	94.8	239.7	278.7
Senior Notes	39.3	44.2	117.1	132.4
Long-Term Debt	56.4	56.1	167.9	167.4
Total Interest Expense	$1,553.5	$1,967.9	$4,728.6	$5,869.0
Net Interest Income	$590.8	$562.3	$1,769.4	$1,613.3
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
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 64: OTHER OPERATING INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Loan Service Fees	$14.9	$14.0	$41.1	$43.4
Banking Service Fees	14.1	14.2	42.5	40.8
Bank Owned Life Insurance	19.4	18.4	58.3	60.4
Other Income(1)(2)	12.2	65.2	25.7	952.9
Total Other Operating Income	$60.6	$111.8	$167.7	$1,097.5
(1) Other Income for the three and nine months ended September 30, 2024 includes a $68.1 million pre-tax gain related to the sale of an equity investment.
(2) Other Income includes the mark-to-market loss on derivative swap activity related to previous sales of certain Visa Class B common shares, realized gains related to sales of certain Visa Class C common shares, and mark-to-market gains on Visa Class C common shares still held. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 65: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30, 2025		NINE MONTHS ENDED SEPTEMBER 30, 2025
In Millions)	2025	2024	2025	2024
Business Promotion	$17.1	$19.1	$56.2	$56.6
Staff Related	13.9	12.4	25.1	34.8
FDIC Insurance Premiums(1)	2.2	7.1	19.6	35.6
Charitable Contributions(2)	3.4	3.3	8.4	79.3
Other Expenses	48.4	44.2	150.6	155.5
Total Other Operating Expense	$85.0	$86.1	$259.9	$361.8
(1) FDIC Insurance Premiums include a $14.7 million charge for the nine months ended September 30, 2024, related to the FDIC Insurance Premium Special Assessment.
(2) Charitable Contributions include a $70 million contribution to the Northern Trust Foundation for the nine months ended September 30, 2024.
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan for the three and nine months ended September 30, 2025 and 2024.
TABLE 66: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$13.7	$13.4	$41.1	$40.2
Interest Cost	15.5	13.9	46.5	41.7
Expected Return on Plan Assets	(30.6)	(28.9)	(91.8)	(86.7)
Amortization
Net Actuarial Loss	1.9	1.9	5.7	5.7
Net Periodic Pension Expense	$0.5	$0.3	$1.5	$0.9

NON-U.S. PENSION PLANS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$0.5	$0.5	$1.5	$1.5
Interest Cost	1.2	1.1	3.5	3.3
Expected Return on Plan Assets	(1.7)	(1.6)	(5.0)	(4.8)
Net Periodic Pension Expense	$—	$—	$—	$—

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Service Cost	$1.2	$1.2	$3.6	$3.6
Interest Cost	1.3	1.2	3.9	3.6
Amortization
Net Actuarial Loss	1.1	1.3	3.3	3.9
Net Periodic Pension Expense	$3.6	$3.7	$10.8	$11.1
The components of net periodic pension expense are recorded in Employee Benefits expense on the consolidated statements of income.
There were no contributions made to the U.S. Qualified Plan or the U.S. Non-Qualified Plan during the three months ended September 30, 2025 and 2024. There were $125.0 million and $200.0 million of contributions to the U.S. Qualified Plan during the nine months ended September 30, 2025 and 2024, respectively. There were $12.9 million and $8.0 million of contributions to the U.S. Non-Qualified Plan during the nine months ended September 30, 2025 and 2024, respectively.

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
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2025 and 2024.
TABLE 67: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Restricted Stock Unit Awards	$15.7	$13.4	$89.6	$78.3
Performance Stock Units	1.9	1.3	18.1	19.8
Total Share-Based Compensation Expense	17.6	14.7	107.7	98.1
Tax Benefits Recognized	$4.3	$3.6	$26.4	$24.0
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

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 68: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Investment Carrying Amount
Affordable Housing	$751.3	$657.0
New Markets	190.4	219.7
Total Investment Carrying Amount(1)	$941.7	$876.7

Unfunded Commitments(2)
Affordable Housing	$319.2	$227.1
Total Unfunded Commitments(3)	$319.2	$227.1
(1)    As of September 30, 2025 and December 31, 2024, $918.1 million and $849.3 million are VIEs, respectively.
(2) As of September 30, 2025 and December 31, 2024, there were no unfunded commitments for New Markets.
(3) As of September 30, 2025 and December 31, 2024, $315.9 million and $221.0 million relate to undrawn commitments on VIEs, respectively.

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
TABLE 69: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Millions)	2025	2024	2025	2024
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$24.2	$21.9	$72.3	$65.5
New Markets	4.2	5.1	11.7	15.1
Total Income Tax Credits and Other Income Tax Benefits	$28.4	$27.0	$84.0	$80.6

Amortization Expense
Affordable Housing	$21.9	$19.6	$65.6	$58.5
New Markets	3.9	4.4	11.0	13.3
Total Amortization Expense	$25.8	$24.0	$76.6	$71.8
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
Periodically, Northern Trust makes seed capital investments to certain funds which are VIEs. As of September 30, 2025, Northern Trust had $112.3 million of investments valued using net asset value per share and had $29.3 million of unfunded commitments related to seed capital investments. As of December 31, 2024, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.

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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of September 30, 2025 and December 31, 2024.
TABLE 70: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2025			DECEMBER 31, 2024
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$10,276.9	$17,504.9	$27,781.8	$10,849.6	$17,293.2	$28,142.8
Standby Letters of Credit and Financial Guarantees(2)(3)	125,473.6	333.2	125,806.8	112,256.3	490.1	112,746.4
Commercial Letters of Credit	37.3	0.2	37.5	20.3	0.2	20.5
Securities Lent with Indemnification	167,606.5	—	167,606.5	144,543.7	—	144,543.7
Total Off-Balance Sheet Financial Instruments	$303,394.3	$17,838.3	$321,232.6	$267,669.9	$17,783.5	$285,453.4
(1) These amounts exclude $221.1 million and $268.5 million of commitments participated to others at September 30, 2025 and December 31, 2024, respectively.
(2) These amounts include $69.1 million and $109.4 million of standby letters of credit secured by cash deposits or participated to others as of September 30, 2025 and December 31, 2024, respectively.
(3) These amounts include a $124.0 billion and $110.8 billion guarantee to the FICC under the sponsored member program, without taking into consideration the related collateral, as of September 30, 2025 and December 31, 2024, respectively.
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
Securities Lent with Indemnification involves Northern Trust lending securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee, as part of its securities custody activities and at the direction of its clients. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of September 30, 2025 and December 31, 2024 subject to indemnification was $167.6 billion and $144.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of September 30, 2025 or December 31, 2024, related to these indemnifications.

Notes to Consolidated Financial Statements (unaudited) (continued)
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of September 30, 2025 and December 31, 2024, there were no unsettled reverse repurchase agreements and no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At September 30, 2025 and December 31, 2024, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2025, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $25 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $5.1 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B-2 common shares will convert into Visa Class A common shares was reduced to 1.5223 as of September 30, 2025.
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
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of September 30, 2025. Based upon the September 30, 2025 closing price of $341.38 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $1.1 billion at the current conversion rate of Visa Class B-2 to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.

Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2025, Northern Trust continues to hold 12.5 thousand Visa Class C common shares which are recorded at their fair value of $17.1 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At September 30, 2025, Northern Trust has not recorded a liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table shows the notional and fair values of all derivative financial instruments as of September 30, 2025 and December 31, 2024.
TABLE 71: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	SEPTEMBER 30, 2025			DECEMBER 31, 2024
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$9,647.4	$236.5	$219.2	$9,706.3	$189.4	$159.3
Foreign Exchange Contracts
Cash Flow Hedges	—	—	—	872.8	40.8	—
Net Investment Hedges	4,574.8	5.0	349.6	4,558.6	196.5	24.3
Total Derivatives Designated as Hedging under GAAP	$14,222.2	$241.5	$568.8	$15,137.7	$426.7	$183.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.6	$—	$0.1	$1.7	$—	$—
Other Financial Derivatives(3)	596.5	0.3	19.0	512.0	—	27.2
Total Non-Designated Risk Management Derivatives	$598.1	$0.3	$19.1	$513.7	$—	$27.2
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$407,908.8	$1,722.3	$1,702.7	$362,658.7	$4,760.0	$4,685.5
Interest Rate Contracts	13,555.3	119.3	164.5	15,081.7	171.8	262.1
Total Client-Related and Trading Derivatives	$421,464.1	$1,841.6	$1,867.2	$377,740.4	$4,931.8	$4,947.6
Total Derivatives Not Designated as Hedging under GAAP	$422,062.2	$1,841.9	$1,886.3	$378,254.1	$4,931.8	$4,974.8
Total Gross Derivatives	$436,284.4	$2,083.4	$2,455.1	$393,391.8	$5,358.5	$5,158.4
Less: Netting(4)		1,108.5	1,444.5		1,910.4	4,199.6
Total Derivative Financial Instruments		$974.9	$1,010.6		$3,448.1	$958.8
(1)    Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)    Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3)    Includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and nine- month periods ended September 30, 2025 and 2024. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

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
There were no material gains or losses reclassified into earnings during the three- and nine- month periods ended September 30, 2025 and 2024, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. As of September 30, 2025, there were no outstanding cash flow hedges.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and nine- month periods ended September 30, 2025 and 2024.
TABLE 72: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
THREE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024
Total amounts on the consolidated statements of income	$2,144.3	$2,530.2	$1,553.5	$1,967.9
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(2.1)	(251.6)	11.6	76.5
Recognized on hedged items	2.1	251.6	(11.6)	(76.5)
Amounts related to interest settlements on derivatives	9.7	29.3	(15.2)	(20.1)
Total gains (losses) recognized on fair value hedges	$9.7	$29.3	$(15.2)	$(20.1)
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$0.2	$0.6	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$0.2	$0.6	$—	$—

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
NINE MONTHS ENDED SEPTEMBER 30,	2025	2024	2025	2024
Total amounts on the consolidated statements of income	$6,498.0	$7,482.3	$4,728.6	$5,869.0
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(149.7)	(94.1)	76.3	46.5
Recognized on hedged items	149.7	94.1	(76.3)	(46.5)
Amounts related to interest settlements on derivatives	27.9	79.9	(44.6)	(59.9)
Total gains (losses) recognized on fair value hedges	$27.9	$79.9	$(44.6)	$(59.9)
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$14.1	$7.1	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$14.1	$7.1	$—	$—

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of September 30, 2025 and December 31, 2024.
TABLE 73: HEDGED ITEMS IN FAIR VALUE HEDGES

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,677.5	$104.1	$7,567.3	$(48.7)
Senior Notes and Long-Term Subordinated Debt	2,596.9	(149.3)	2,507.5	(238.0)
(1)    The cumulative hedge accounting basis adjustment includes $1.4 million related to discontinued hedging relationships of AFS debt securities and $1.4 million related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of senior notes and long-term debt as of September 30, 2025.
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
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $62.8 million and losses of $135.6 million were recognized in AOCI related to foreign exchange contracts for the three months ended September 30, 2025 and 2024, respectively. Net investment hedge losses of $329.6 million and $36.3 million were recognized in AOCI related to foreign exchange contracts for the nine months ended September 30, 2025 and 2024, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, respectively, for derivative instruments not designated as hedges under GAAP.
TABLE 74: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
		2025	2024	2025	2024
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$—	$—	$(0.2)
Other Financial Derivatives(1)	Other Operating Income	(3.9)	(13.8)	(9.3)	(30.4)
Gains (Losses) from non-designated risk management derivatives		$(3.9)	$(13.8)	$(9.3)	$(30.6)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$57.2	$54.1	$166.5	$169.5
Interest Rate Contracts	Security Commissions and Trading Income	1.3	0.9	3.0	2.8
Gains from client-related and trading derivatives		$58.5	$55.0	$169.5	$172.3
Total gains from derivatives not designated as hedging under GAAP		$54.6	$41.2	$160.2	$141.7
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of September 30, 2025 and December 31, 2024.
TABLE 75: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$65,268.1	$65,374.8
Total Borrowings	65,268.1	65,374.8
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
TABLE 76: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	SEPTEMBER 30, 2025
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,288.9	$1,020.2	$268.7	$2.9	$265.8
Interest Rate Swaps OTC	333.6	88.0	245.6	—	245.6
Other Financial Derivatives	0.3	0.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,622.8	1,108.5	514.3	2.9	511.4
Total Derivatives Not Subject to a Master Netting Arrangement	460.6	—	460.6	—	460.6
Total Derivatives	2,083.4	1,108.5	974.9	2.9	972.0
Securities Purchased under Agreements to Resell(2)	$66,752.9	$64,896.6	$1,856.3	$1,856.3	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,801.6	$1,745.2	$2,056.4	$23.6	$2,032.8
Interest Rate Swaps OTC	359.3	165.2	194.1	—	194.1
Interest Rate Swaps Exchange Cleared	1.9	—	1.9	—	1.9
Total Derivatives Subject to a Master Netting Arrangement	4,162.8	1,910.4	2,252.4	23.6	2,228.8
Total Derivatives Not Subject to a Master Netting Arrangement	1,195.7	—	1,195.7	—	1,195.7
Total Derivatives	5,358.5	1,910.4	3,448.1	23.6	3,424.5
Securities Purchased under Agreements to Resell(2)	$65,338.8	$64,912.8	$426.0	$426.0	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
TABLE 77: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	SEPTEMBER 30, 2025
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,551.9	$1,414.3	$137.6	$—	$137.6
Interest Rate Swaps OTC	249.3	12.4	236.9	—	236.9
Other Financial Derivatives	19.0	17.8	1.2	—	1.2
Total Derivatives Subject to a Master Netting Arrangement	1,820.2	1,444.5	375.7	—	375.7
Total Derivatives Not Subject to a Master Netting Arrangement	634.9	—	634.9	—	634.9
Total Derivatives	2,455.1	1,444.5	1,010.6	—	1,010.6
Securities Sold under Agreements to Repurchase(2)	$65,268.1	$64,896.6	$371.5	$371.5	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$4,392.7	$4,197.3	$195.4	$—	$195.4
Interest Rate Swaps OTC	421.2	2.3	418.9	—	418.9
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	27.2	—	27.2	—	27.2
Total Derivatives Subject to a Master Netting Arrangement	4,841.3	4,199.6	641.7	—	641.7
Total Derivatives Not Subject to a Master Netting Arrangement	317.1	—	317.1	—	317.1
Total Derivatives	5,158.4	4,199.6	958.8	—	958.8
Securities Sold under Agreements to Repurchase(2)	$65,374.8	$64,912.8	$462.0	$462.0	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $166.3 million and $194.2 million, respectively, as of September 30, 2025, and $140.6 million and $36.4 million, respectively, as of December 31, 2024, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $471.5 million and $1.6 billion at September 30, 2025 and December 31, 2024. Cash collateral amounts deposited with derivative counterparties on those dates included $425.7 million and $1.4 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2025 and December 31, 2024, of $45.8 million and $158.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of September 30, 2025, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of September 30, 2025, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2025.
TABLE 78: REPURCHASES OF COMMON STOCK

(Dollars in millions except per share amounts; shares in thousands)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PUBLICLY ANNOUNCED PLAN
PERIOD:
July 1 - 31, 2025(1)	844	$127.67	844	$2,465
August 1 - 31, 2025	682	127.60	682	2,378
September 1 - 30, 2025	622	128.93	622	2,298
Total (Third Quarter)	2,148	$128.01	2,148	$2,298
(1)572,209 shares were repurchased under the October 2021 stock repurchase authorization between July 1 and July 21, 2025. 271,426 shares were repurchased under the New Stock Repurchase Authorization between July 22 and July 31, 2025
On July 22, 2025 the Corporation’s Board of Directors approved a new common stock repurchase authorization (the “New Stock Repurchase Authorization”) authorizing, but not obligating, the repurchase of up to $2.5 billion (the “Maximum Program Amount”) of the Corporation’s outstanding shares of common stock from time to time. The New Stock Repurchase Authorization replaces the previously announced authorization approved on October 19, 2021, for which there had been approximately 4.8 million shares of remaining repurchase capacity as of the date of the New Stock Repurchase Authorization after taking into account 572,209 shares repurchased between July 1, 2025 and the date of the New Stock Repurchase Authorization. All funds expected in connection with repurchases after the New Stock Repurchase Authorization shall count against the Maximum Program Amount. The New Stock Repurchase Authorization has no expiration date. Thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 30, 2025	By:	/s/ David W. Fox, Jr.
David W. Fox, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ John P. Landers
John P. Landers Executive Vice President and Controller (Principal Accounting Officer)