Form 10-K
period 2025-12-31
NORTHERN TRUST CORP
filed 2026-02-24
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No  ☒
The aggregate market value of the registrant’s common stock as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock at June 30, 2025 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $24.1 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
At January 31, 2026, 185,827,803 shares of common stock, $1.66 2/3 par value, were outstanding.
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION i

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AFS	Available for Sale
AIFMD	Alternative Investment Fund Managers Directive
ALCO	Asset and Liability Management Committee
AMA	Basel Advanced Measurement Approach
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
AS	Asset Servicing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUC/A	Assets Under Custody/Administration
AUM	Assets Under Management
Bank	The Northern Trust Company
Banking book	Northern Trust’s structural assets, liabilities, net investments, and off-balance sheet instruments subject to interest rate risk and/or foreign currency risk. It is distinct from the trading book.
Basel Committee	International Basel Committee on Banking Supervision
Basel III	Industry-standard guidelines published by the Basel Committee
Basel III Endgame Proposal	Proposed rule issued by U.S. banking agencies to implement the Basel III endgame agreement for large banks
BMR	European Union Benchmarks Regulation
Brexit	The withdrawal of the United Kingdom from the European Union
BRRD	Bank Recovery and Resolution Directive (EU)
Risk Committee	Risk Committee of the Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act, as amended
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
Corporation	Northern Trust Corporation
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
CRD	Capital Requirements Directive of June 26, 2013 (EU)
CRO	Chief Risk Officer
CRR	Capital Requirements Regulation of June 26, 2013 (EU)
CSD	Central Securities Depositories
CSDR	Central Securities Depositories Regulation (EU)
CSSF	Commission de Surveillance du Secteur Financier (Luxembourg)
DFAST	Dodd-Frank Act Stress Tests
DGS	Deposit Guarantee Schemes
DGSD	Deposit Guarantee Schemes Directive
DIF	Federal Deposit Insurance Corporation’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECB	European Central Bank
EEA	European Economic Area
EMIR	European Market Infrastructure Regulation 648/2012
EOP	End of Period
ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended

ii 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

GLOSSARY OF TERMS (continued)

FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	The Board of Governors of the Federal Reserve System
FICC	Fixed Income Clearing Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FRC	Fiduciary Risk Committee
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GERC	Global Enterprise Risk Committee
GFX	Global Foreign Exchange
GSIB	Global Systemically Important Banks
HTM	Held to Maturity
HQLAs	High-Quality Liquid Assets
Investment Advisers Act	Investment Advisers Act of 1940, as amended
IR	Interest Rate
IRD	Interest Rate Derivative
ITRC	Information Technology Risk Committee
LCR	Liquidity Coverage Ratio
LCR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement LCR requirements in the United States for certain banking organizations.
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LTV	Loan-to-Collateral Value
MD&A	Management’s Discussion and Analysis
MIFID	Market in Financial Instruments Directive
MIFIR	Markets in Financial Instruments Regulation
MLD5	Fifth EU Money Laundering Directive
MLRC	Market & Liquidity Risk Committee
MREL	Minimum requirements for own funds and eligible liabilities (EU)
MROC	Model Risk Oversight Committee
MSDC	Macroeconomic Scenario Development Committee
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NAV	Net Asset Value
NFA	National Futures Association
NII	Net Interest Income
N/M	Not Meaningful
NSFR	Net Stable Funding Ratio requirement in the United States
NSFR Final Rule	Regulation promulgated by U.S. federal banking regulators to implement NSFR requirements in the United States for certain banking organizations.
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION iii

GLOSSARY OF TERMS (continued)

ORC	Operational Risk Committee
OREO	Other Real Estate Owned
OTC	Over-the-Counter
PD	Probability of Default
PIPL	Personal Information Protection Law (China)
PRA	Prudential Regulation Authority
ROU	Right-of-Use
RWA	Risk-Weighted Assets
SEC	U.S. Securities and Exchange Commission
Series D Preferred Stock	Series D Non-Cumulative Perpetual Preferred Stock
Series E Preferred Stock	Series E Non-Cumulative Perpetual Preferred Stock
SOFR	Secured Overnight Finance Rate
SFDR	Sustainable Finance Disclosure Regulations (EU)
SRD II	Shareholder Rights Directive (EU)
SFTR	Securities Financing Transactions and Reuse of Collateral
Taxonomy Regulations	Regulation (EU) 2020/852
Trading book	Foreign (non-U.S.) currency trading positions subject to foreign currency risk, as well as trading securities and interest rate derivative transactions, both subject to interest rate risk.
UCITS	Undertakings for the Collective Investment in Transferable Securities
UK	United Kingdom
UK GDPR	General Data Protection Regulation in the UK
VaR	Value-at-Risk
VIE	Variable Interest Entity
WM	Wealth Management

iv 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2025, the Bank had consolidated assets of $176.4 billion and common bank equity capital of $11.4 billion.
The Corporation was formed as a holding company for the Bank in 1971. The Corporation has a global presence with offices in 24 U.S. states and Washington, D.C., and across 22 locations in Canada, Europe, the Middle East and the Asia-Pacific region. At December 31, 2025, the Corporation had consolidated total assets of $177.1 billion and stockholders’ equity of $13.0 billion.
The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our,” “its,” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.
Business Overview
Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Asset Servicing and Wealth Management. Asset management and related services are provided to Asset Servicing and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to Asset Servicing and Wealth Management. Northern Trust reports certain income and expense items not allocated to Asset Servicing and Wealth Management in Other.
ASSET SERVICING
Asset Servicing (AS) is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: custody; fund administration; investment operations outsourcing; investment management; investment risk and analytical services; employee benefit services; securities lending; foreign exchange; treasury management; brokerage services; transition management services; banking; and cash management. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2025, total Asset Servicing assets under custody/administration (AUC/A), assets under custody, and assets under management (AUM) were $17.4 trillion, $13.6 trillion, and $1.3 trillion, respectively.
WEALTH MANAGEMENT
Wealth Management (WM) focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; private banking; family office consulting; and technology solutions to meet the complex financial and reporting needs of family offices across the globe.
Wealth Management is one of the largest providers of advisory services in the United States, with AUC/A, assets under custody, and AUM of $1.3 trillion, $1.3 trillion, and $507.2 billion, respectively, at December 31, 2025. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore, and Abu Dhabi.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 1

ASSET MANAGEMENT
Asset Management, through the Corporation’s various subsidiaries, supports the Asset Servicing and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active and passive equity; active and passive fixed income; cash management; multi-asset and alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to Asset Servicing and Wealth Management. As discussed above, Northern Trust managed $1.8 trillion in assets as of December 31, 2025, including $1.3 trillion for Asset Servicing clients and $507.2 billion for Wealth Management clients.
Competition
Northern Trust faces a number of competitors across its businesses. Competition comes from other financial services organizations, both regulated and unregulated, whose products and services may span the markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and service companies, including other custodial banks, investment counseling firms, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, and various financial technology companies, including software providers and data services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
Northern Trust’s growth strategy is to leverage our differentiators to serve targeted client segments with specialized solutions in select geographies. Northern Trust’s differentiators are our: trusted brand, deep expertise, tailored technology, proven relationships and network and strong balance sheet. Northern Trust emphasizes the development and growth of scalable, sustainable fee-based income. Northern Trust will continue to enable its strategy through significant investments in talent and culture, technology, data, AI and operational excellence.
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
Changes in laws or regulations applicable to Northern Trust may have a material effect on its businesses and results of operations. The scope of the laws and regulations, and the intensity of the supervision to which Northern Trust is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the banking turmoil in early 2023, technological factors, and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Northern Trust expects that its business will remain subject to extensive regulation and heightened supervision.

2 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

FINANCIAL HOLDING COMPANY REGULATION
Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company subject to the supervision, examination, and regulation of the Federal Reserve Board. A financial holding company is permitted to engage in a broader range of financial activities than a bank holding company. The Federal Reserve Board has authority to limit the activities that a financial holding company may conduct if any depository institution controlled by the financial holding company is found to no longer be “well-capitalized” or “well-managed” or has not received at least a “satisfactory” rating in its most recent Community Reinvestment Act (CRA) examination. Failure to meet one or more of these requirements may result in restrictions on the Corporation’s ability to exercise powers granted to financial holding companies, to engage in new activities, to continue current activities, or to make acquisitions. The Bank Holding Company Act also requires a bank holding company to obtain prior approval from the Federal Reserve Board before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
SUBSIDIARY REGULATION
The Bank is a member of the Federal Reserve System, with deposits insured by the Federal Deposit Insurance Corporation (FDIC) up to the federal deposit insurance limits, and is subject to regulation by both agencies. As an Illinois banking corporation, the Bank is also subject to Illinois state laws and regulations and to examination and supervision by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is also registered as a transfer agent with the Federal Reserve Board and is registered as a swap dealer with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. As a result, the Bank is subject to supervision, examination and enforcement by certain other regulatory bodies, including the CFTC and the National Futures Association (NFA). The Corporation’s nonbanking affiliates are subject to regulation by the Federal Reserve Board and, in certain circumstances, other functional regulators, as discussed in greater detail below.
ENHANCED PRUDENTIAL STANDARDS
Under the Federal Reserve Board’s tailoring rules, the Corporation is subject to the enhanced prudential standards applicable to Category II banking organizations. As a Category II banking organization, the Corporation must submit annual capital plans to the Federal Reserve Board, conduct supervisory and internal periodic stress tests to evaluate capital adequacy in adverse economic conditions, maintain enhanced risk management procedures, and comply with a liquidity risk management framework (discussed below in “Liquidity Standards”) and single counterparty credit limits, and conduct liquidity stress tests. The Corporation is not subject to all of the standards applicable to U.S. bank holding companies that are global systemically important bank holding companies (GSIBs), such as the total loss-absorbing capacity requirement, capital surcharge, enhanced supplementary leverage ratio, or additional single counterparty credit limits.
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
RESOLUTION PLANNING
As required by Section 165(d) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation is required to submit periodically to the Federal Reserve Board and FDIC a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In August 2024, the Federal Reserve Board and FDIC issued final joint guidance on resolution planning requirements applicable to the Corporation under Section 165(d). The Corporation’s most recent 165(d) plan was submitted timely to the FDIC and Federal Reserve Board by October 1, 2025. The Corporation’s next 165(d) plan submission is a targeted resolution plan due July 1, 2028, with future resolution plans due every three years after that, alternating between full and targeted resolution plans, pursuant to the rule.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 3

In addition, the Bank, as an insured depository institution, is required to submit to the FDIC periodic plans for resolution in the event of its failure. In June 2024, the FDIC adopted a final rule that would require covered insured depository institutions, such as the Bank, to submit a full resolution plan to the FDIC every three years and submit an interim supplement in each year that it is not required to submit a full resolution plan. The final rule increases the content requirements for plan submissions and introduces a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered insured depository institutions. In December 2025, the FDIC provided an update that it plans to propose changes to the final rule in 2026, including codifying the content requirement exemptions and frequently asked questions (FAQs) associated with the modified approach it set out in April 2025. The Bank submitted its most recent interim supplement timely by July 1, 2025. The Bank’s full resolution plan is due July 1, 2026.
Separately, the European Union Bank Recovery and Resolution Directive (BRRD) sets out the framework for the recovery and resolution of European Union (EU) credit institutions and systemically-important investment firms, including certain of the Bank’s subsidiaries and branches. The BRRD establishes a set of harmonized rules for early intervention measures, recovery and resolution planning, bail-in powers and requirements for total loss absorbing capital for EU institutions, collectively known as minimum requirements for own funds and eligible liabilities (MREL). Northern Trust Global Services SE, a Luxembourg-incorporated indirect subsidiary of the Bank, is authorized by the European Central Bank (ECB) and subject to the prudential supervision of the Luxembourg Commission de Surveillance du Secteur Financier (CSSF). As such, Northern Trust Global Services SE falls within the scope of the BRRD and its recovery and resolution planning is overseen by the CSSF and the CSSF Resolution Board.
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
ORDERLY LIQUIDATION AUTHORITY
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
THE VOLCKER RULE
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
PAYMENT OF DIVIDENDS
The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve Board, including the stress capital buffer requirement, discussed further in “Capital Adequacy Requirements” below. Dividends from the Bank are a significant source of funds for the Corporation, and the Corporation’s ability to pay dividends on its common stock therefore depends in part on the ability of the Bank to pay sufficient dividends to the Corporation.
Various other federal and state laws and regulations limit the amount of dividends that may be paid by the Bank to the Corporation without regulatory consent. The Bank may not pay any dividends if it is undercapitalized, or if the payment of the dividend would cause it to become undercapitalized. In general, the amount of dividends that may be paid in a calendar year is limited to its “retained net income” (the current year’s net income combined with the retained net income of the two preceding years), or its “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus), whichever is less. The ability of the Bank to pay dividends to the Corporation may also be affected by the capital adequacy standards applicable to the Bank (discussed further below), which include minimum requirements and buffers.

4 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CAPITAL PLANNING AND STRESS TESTING
The Corporation’s capital distributions are subject to the Federal Reserve Board’s capital plan rules, which require the Corporation to submit an annual capital plan to the Federal Reserve Board for review.
The major components of that oversight are the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline and severely adverse scenarios provided by the appropriate banking regulator.
Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually. In October 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals designed to enhance the transparency and public accountability of its annual stress test (the Stress Testing Transparency Proposal). The first proposal solicits comments on the Federal Reserve’s stress test models, scenario design framework and an enhanced disclosure process under which the Federal Reserve would annually publish and invite public comment on stress test scenarios, models and material changes to those models. The second proposal solicits comments on the scenarios for the 2026 supervisory stress test.
The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and made publicly available. Northern Trust published the results of its most recent company-run stress tests on July 1, 2025.
CAPITAL ADEQUACY REQUIREMENTS
The Corporation, as a bank holding company, is subject to risk-based and leverage capital guidelines implemented by the Federal Reserve Board that are based on industry-standard guidelines published by the International Basel Committee on Banking Supervision (Basel Committee), known as Basel III. The Bank, as an FDIC-insured depository institution, is also required to meet risk-based and leverage capital guidelines established by regulators that are generally similar to those established by the Federal Reserve Board for bank holding companies.
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
In 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (Basel III Endgame Proposal). The Federal Reserve announced in September 2024 that it would publish a re-proposal of its regulations finalizing the Basel III standards. That re-proposal is expected in early 2026. The potential impacts on the Corporation and the Bank of a final rule remain uncertain until a final rule is published.
The Bank’s risk-based and leverage capital ratios at December 31, 2025, were well above the regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.
TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2025

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		TIER 1 LEVERAGE		SUPPLEMENTARY LEVERAGE
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	ADVANCED APPROACH
Northern Trust Corporation	12.6%	15.0%	13.5%	16.0%	16.1%	18.8%	7.8%	7.8%	8.7%
The Northern Trust Company	12.1%	14.6%	12.1%	14.6%	14.3%	17.0%	6.9%	6.9%	7.7%
Minimum required ratio	4.5%	4.5%	6.0%	6.0%	8.0%	8.0%	4.0%	4.0%	3.0%
“Well-capitalized” minimum ratios, as applicable
Northern Trust Corporation	N/A	N/A	6.0%	6.0%	10.0%	10.0%	N/A	N/A	N/A
The Northern Trust Company	6.5%	6.5%	8.0%	8.0%	10.0%	10.0%	5.0%	5.0%	3.0%

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 5

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
In April 2025, the Federal Reserve issued a proposed rule to reduce volatility in the stress capital buffer (SCB) requirement, primarily through the averaging of the decline in a firm’s Common Equity Tier 1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s stress capital buffer requirement by one quarter, from October 1 to January 1.
The results of the 2025 DFAST, published by the Federal Reserve Board on June 27, 2025, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2025 and continues through September 30, 2026. On February 4, 2026, the Federal Reserve notified the Corporation that because the Stress Testing Transparency Proposal remains subject to public comment, absent further action from the Federal Reserve, the Corporation’s stress capital buffer requirement will remain at 2.5% until September 30, 2027.
LIQUIDITY STANDARDS
Northern Trust is subject to the U.S. liquidity coverage ratio (LCR) requirement, which is designed to ensure that covered banking organizations, including the Corporation and the Bank, maintain an adequate level of unencumbered high-quality liquid assets equal to their expected net cash outflow for a 30-day time horizon under a prescribed regulatory liquidity stress scenario. As of December 31, 2025, the Corporation and the Bank were in compliance with applicable LCR requirements.
Northern Trust also is subject to the U.S. net stable funding ratio (NSFR) requirement, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. As of December 31, 2025, the Corporation and the Bank were in compliance with applicable NSFR requirements. In addition, Northern Trust publicly discloses certain qualitative and quantitative information about its NSFR consistent with the semi-annual disclosure requirements of the Federal Reserve Board’s final rule on U.S. NSFR disclosure.
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
RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES
The Bank is subject to restrictions governing covered transactions between it and its affiliated entities, including the Corporation, the Bank’s affiliates, and the Corporation’s subsidiaries. These transactions must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies (i.e., on terms not less favorable to the Bank than market terms). Further, extensions of credit must be secured fully with qualifying collateral, while all covered transactions with affiliates are limited to 10% of the Bank’s capital and surplus for transactions with a single affiliate and to 20% of the Bank’s capital and surplus for transactions with all affiliates.

6 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

SWAPS AND OTHER DERIVATIVES
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
In addition, certain nonbanking affiliates, including Northern Trust Investments, Inc., are registered with the CFTC as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. Commodity pool operators have certain responsibilities with respect to each pool they operate or advise.
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
ANTI-MONEY LAUNDERING, ANTI-TERRORISM LEGISLATION, AND OFFICE OF FOREIGN ASSETS CONTROL
Certain subsidiaries of the Corporation are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 and Anti-Money Laundering Act of 2020 and implemented in the regulations of the federal banking regulators and the Financial Crimes Enforcement Network (FinCEN), which requires banks and other financial institutions to comply with anti-money laundering (AML) and financial transparency requirements, such as conducting due diligence, verifying client and beneficial owner identification, and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements. The Anti-Money Laundering Act of 2020 includes the Corporate Transparency Act, which requires FinCEN to issue regulations requiring reporting of and access to beneficial ownership information of legal entities and amendments to related customer due diligence requirements for financial institutions.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 7

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
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The FDIC determined that the reserve ratio exceeded the statutory minimum as of June 30, 2025. Consequently, the FDIC stopped operating under a Restoration Plan as of the third quarter of 2025. The FDIC maintained the long-term target reserve ratio for the DIF, referred to as the Designated Reserve Ratio, at 2.00% for 2025.
In 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured domestic office deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured domestic office deposits. The special assessment will be collected over eight quarterly assessment periods, beginning in 2024. In December 2025, the FDIC issued an interim final rule that would reduce the payment rate applied to the assessment base for the eighth and final collection quarter. Under the interim final rule, upon termination of the receiverships, the FDIC will either provide an offset to regular quarterly deposit insurance assessments for insured depository institutions subject to the special assessment if the amount collected exceeds losses or collect from insured depository institutions subject to the special assessment a one-time final shortfall special assessment if losses at the termination of the receiverships exceed the amount collected. In conjunction with the FDIC special assessment rules, Northern Trust has accrued a total of $83.4 million.
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

8 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Most U.S. states, the EU and other non-U.S. jurisdictions also have adopted their own statutes and/or regulations concerning data privacy and security and requiring notification of data breaches―for example, the General Data Protection Regulation (GDPR) in Europe and its equivalent in the UK (UK GDPR), the Personal Information Protection Law (PIPL) in China, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA) in the United States. Similar laws are in effect or being implemented in other jurisdictions in which we operate across the globe. The GDPR is designed to harmonize data privacy and security laws across the European Economic Area (EEA) and to protect EEA citizens’ data privacy and security. The GDPR imposes stringent operational requirements on both data controllers and data processors and has extraterritorial effect as its scope includes all data controllers and processors outside the EEA whose processing activities relate to the offering of goods or services to, or monitoring the behavior of, EEA individuals. Organizations that violate certain provisions of the GDPR could be fined up to €20 million or 4% of their annual worldwide revenue for the preceding fiscal year, whichever is greater. The Digital Omnibus Regulation Proposal published in 2025 is expected to introduce technical amendments to a large corpus of digital legislation in Europe, including the EU GDPR. The UK GDPR, which operates in conjunction with other local data privacy requirements, as reformed in 2025 through the adoption of the UK Data Use and Access Act 2025, also provides for data protection requirements equivalent to the EU GDPR.
In 2025, Northern Trust received regulatory approval in Europe to use Binding Corporate Rules as a legal mechanism supporting transfers of data from Northern Trust group entities in the EEA to other group entities outside the EEA. Northern Trust expects to launch the EU Binding Corporate Rules in 2026. The Corporation has adopted and disseminated privacy policies and communicates required information relating to financial privacy and data security in accordance with applicable law.
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
In addition, several states have enacted, or are considering enacting, comprehensive data privacy laws similar to the CCPA. Similarly, Regulation S-P amendments introduced by the SEC create additional obligations for broker-dealers and registered investment advisers to protect customer information, including timely notification of incidents to impacted individuals. These laws apply, or will apply, in addition to laws that already exist in all 50 U.S. states that require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the U.S. Congress has considered, and will likely in the future consider, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if enacted.
ARTIFICIAL INTELLIGENCE
Northern Trust uses a variety of machine learning and artificial intelligence (AI) solutions to process transactional activity more efficiently and to mitigate risk. These uses currently include, among others, digitizing documents, detecting anomalous, fraudulent transactions and training services teams on operational processes.
Regulation of AI is rapidly evolving in the U.S. and worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. Additionally, several U.S. states, including Colorado and California, have passed or are continuing to propose laws and regulations that govern various facets and uses of AI, including consequential decisions, and, in Europe, the EU’s Artificial Intelligence Act (EU AI Act) entered into force on August 1, 2024.
Northern Trust has certain processes and controls in place designed to mitigate the risks associated with the use of AI solutions, including monitoring the development and applicability of such evolving laws and regulations, and has taken, and will continue to take steps designed to comply with laws and regulations applicable to Northern Trust’s use of AI.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 9

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
Since January 31, 2020, the UK has not been a member of the EU. EU legislation as it applied to the UK on December 31, 2020 is a part of UK domestic legislation, under the control of the UK’s parliament. Most UK law relevant to the Corporation and its subsidiaries is still closely aligned with the EU legislative framework in place in December 2020. However, in 2022, the UK government proposed legislation that makes significant reforms to the UK’s financial services regulations. In particular, the Financial Services and Markets Act 2023 includes measures that will, over time, revoke retained EU law relating to financial services. In addition, the UK government announced a package of post-Brexit reforms to drive growth and competitiveness in the financial services sector. The Financial Services and Markets Act 2023 along with these other reforms may directly and indirectly impact the Corporation.
The following items provide a brief description of certain key regulatory requirements in the EU and the UK relevant to the Corporation and its subsidiaries, in addition to the BRRD and GDPR and UK GDPR discussed under “Resolution Planning” and “Data Privacy and Security,” respectively, above.
EU and UK Prudential Regulatory Frameworks. The EU Capital Requirements Directive of June 26, 2013 (CRD) and the EU Capital Requirements Regulation of June 26, 2013 (CRR) set out the framework for prudential regulation of credit institutions in the EU, including, among other things, capital and liquidity requirements, leverage, and disclosure and reporting. CRR and CRD have been subject to extensive amendments relating to the leverage ratio, the net stable funding ratio, large exposures, and market and counterparty credit risk, enhancing the resiliency of EU banks to potential future economic shocks, the transition to climate neutrality and finalizing the implementation of the Basel III agreement. Since June 26, 2021, investment firms under the recast Markets in Financial Instruments Directive (MIFID) have been subject to a new prudential regime under the EU Investment Firm Directive and Investment Firm Regulation. In April 2021, the Financial Services Act came into force in the UK establishing among other things, (i) a framework for the new investment firm prudential framework to apply in the UK and (ii) the UK implementation of Basel III standards, including amendments to CRR as implemented into UK law following the withdrawal from the EU. UK and EU branches and subsidiaries of the Corporation may also be subject to local rules on outsourcing and operational resilience. In June 2024, the texts of CRR III and CRD VI, were formally published in the Official Journal of the EU. Through these legislative measures, the EU will implement the Basel III accord into EU law. These regulations affect the capital and liquidity requirements of European banking entities and restrict the provision of prescribed core banking services, including lending, the provision of guarantees and commitments, and the taking of deposits or other borrowing, by non-EU entities to EU entities, except where these services are provided through an authorized EU branch or where an exemption applies. The new regime is being phased in gradually until 2027.
Markets Regulation. MIFID (which came into force in 2018), the linked Markets in Financial Instruments Regulation (MIFIR), and the European Market Infrastructure Regulation 648/2012 (EMIR) are the primary pieces of EU legislation which regulate, among other things, trading in derivative and securities markets, transaction reporting, investor protection, clearing and risk mitigation. MIFID, MIFIR and EMIR, with applicable amendments, now form part of UK law under the legislation implemented when the UK left the EU. Reforms incorporated into the UK version of MIFIR have been made by the UK Financial Services and Markets Act 2023. The reforms impact, among other things, the share trading obligation and derivatives trading obligation.

10 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Sustainable Finance Disclosure Regulations. On December 29, 2019, the EU Sustainable Finance Disclosure Regulations (SFDR) entered into force. SFDR aims to prevent “greenwashing” (conveying a misleading or false impression a product is more environmentally favorable than it actually is) by requiring disclosure of how sustainability risks and environmental, social and governance (ESG) factors are part of the investment and business processes of asset managers. Mandatory disclosures are required to be published at product and manager levels in a variety of ways, including on websites, in pre-contractual documents (e.g., prospectuses) and in annual reports. In November 2025, the European Commission published a proposal for a regulation amending the SFDR. If implemented, the Commission’s proposal will, among other things, introduce a new approach to categorizing financial products that will replace the existing Article 6, Article 8, and Article 9 product categories. In October 2021, the UK government announced that it will launch its own consultation with stakeholders on sustainable finance disclosures rules for certain UK market participants and certain investment products. On October 25, 2022, the FCA issued a consultation paper on new measures for a UK regime on sustainability disclosure requirements and investment labels. The new measures, including an anti-greenwashing rule, product labels and product naming and marketing rules, entered into force during the course of 2024.
Taxonomy Regulation. On July 12, 2020, Regulation (EU) 2020/852 (Taxonomy Regulations) entered into force. The Taxonomy Regulations are part of the EU’s recent measures designed to encourage environmentally sustainable investment decision making and introduce a technical framework to ascertain how sustainable an economic activity is. The Taxonomy Regulations apply to financial market participants including MiFID firms, Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies, and alternative investment fund managers, and will require them to make further entity, pre-contractual and periodic disclosures. The UK government previously consulted on implementing its own “green” taxonomy for guiding companies and investors on “green” investments, similar to the EU regime. However, in July 2025 the UK government announced that it decided not to proceed with a UK “green” taxonomy.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 11

EU Money Laundering Directive. On July 9, 2018, the Fifth EU Money Laundering Directive (MLD5) entered into force. MLD5 was required to be transposed into local law by EU member states by January 10, 2020 and introduced the following key changes to the previous EU AML regime: (i) EU member states must ensure that registers of ultimate beneficial owners of companies and other legal entities are accessible to the general public; (ii) the previous AML regime was extended to additional service providers, such as electronic wallet providers, virtual currency exchange service providers, and art dealers, and further specifications regarding the scope of application of MLD5 with respect to tax advisors and estate agents were provided; (iii) the threshold for identifying holders of prepaid cards was lowered to €150; and (iv) EU member states were required to implement enhanced due diligence measures to monitor suspicious transactions involving high-risk countries more strictly. The UK government transposed MLD5 into UK law and, therefore, the UK anti-money laundering regime is currently broadly aligned with the EU. On December 7, 2022, the Council of the EU agreed its position on AML regulation through the Sixth EU Money Laundering Directive. The new rules will extend to, among other items, the entire crypto-asset sector, third-party intermediaries, persons trading in precious metals, precious stones and cultural goods. EU member states have until 2027 to transpose the Sixth EU Money Laundering Directive into national legislation.
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
EU AI Act. The final text of the EU AI Act was published in the Official Journal of the European Union in July 2024 and entered into force in August 2024. Most of the EU AI Act’s substantive obligations will apply following a two-year implementation period, beginning in August 2026. The EU AI Act will have a significant impact on organizations that develop, deploy, or use AI systems both inside and outside the EU. Its application depends on the nature of the AI systems, the specific use case, and the role of the relevant actor (including whether the organization is acting as an AI provider or deployer). The EU AI Act adopts a risk-based regulatory framework. Certain AI systems used for specified purposes are prohibited outright. Other AI systems will be classified as high risk and subject to extensive pre- and post-market compliance obligations. The EU AI Act also contains dedicated provisions governing general-purpose AI models. AI systems posting lesser regulatory risk are generally subject only to limited transparency obligations, particularly where they interact with individuals. Administrative fines may be imposed for non-compliance and will vary based on the nature of the infringement and the size of the organization, including by reference to worldwide annual turnover.
In addition to the above, the Bank’s and the Corporation’s subsidiary banks located outside the United States are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2025, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.
Human Capital Management
Our talent is our greatest asset and a core enabler of our strategy. Empowering our employees is central to our talent vision. Northern Trust employed approximately 23,800 full-time equivalent employees as of December 31, 2025. The regional breakout of our employee base is 42% Asia-Pacific, 41% North America, and 17% Europe, Middle East, and Africa.
Our Board of Directors, including the Human Capital and Compensation Committee, oversees our human capital management strategies and practices. Northern Trust’s senior leadership provides regular human capital reporting and updates to the Board and its Committees to support this oversight.
THE EMPLOYEE EXPERIENCE
We elevate the employee experience from recruitment to retirement by investing in three core areas: professional development, rewarding performance, and strengthening workforce and operational resiliency. By fostering an environment where our employees thrive, we ensure that our workforce is fully engaged, motivated, celebrated, and equipped to drive our strategy.
To support this effort, we continue to invest in our Human Capital Management System to help streamline manual processes, enable dynamic workforce analytics, and unlock new capabilities through a central manager workspace that helps managers make informed decisions and gain deeper insights into their teams.
Our culture influences how we behave as an organization and unites us across businesses, geographies, and functions. Embedded in our culture are five behaviors to help us deliver on our strategic objectives: relentlessly client-centric, constantly managing risk, respectfully candid, intentionally inclusive, and always accountable.

12 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

PROFESSIONAL DEVELOPMENT
From internships to executive development, our goal is to help our employees excel in their current roles and acquire new skills for future growth. Through Northern Trust University, we deliver comprehensive professional and functional training programs designed to equip our employees at every stage of their careers. Our performance management practices promote high performance across the company and are aligned to our strategy from goal setting to evaluation.
Our managers play a pivotal role in advancing Northern Trust’s strategic goals through their teams. Northern Trust is intentionally investing in manager development through a comprehensive program that addresses both enterprise and individual priorities aligned to four areas of focus: Tools and Resources, Development, Engagement, and Talent Processes. We believe managers need not only the skills to lead effectively but also the right ecosystem to succeed.
REWARDING PERFORMANCE
Recognizing and rewarding the contributions of our employees is critical to their continued success. We offer a variety of awards and recognition programs tailored to different opportunities and achievements. Our Celebrate Great platform provides real-time, peer-to-peer recognition, reinforcing everyday moments of appreciation. Our in-person celebrations, such as the Quarter Century Club, which honors our long-tenured employees, and the Chairman’s Awards, which recognize outstanding individual and team achievements further reinforce a culture of performance and appreciation.
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
In 2025, over 87% of our employees participated in our annual employee engagement survey which is a crucial tool for understanding and meeting the needs of our employees and driving engagement and retention. The survey results are reviewed by the Board and discussed in leadership meetings, reflecting our dedication to continuous improvement.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 13

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

14 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 15

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

16 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Risks and concerns about the financial stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market volatility and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, international trade policy, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and home prices. Additionally, financial markets may be adversely affected by the liquidity or capital deficiencies (actual or perceived) of financial institutions and related industry and government actions, the outbreak of hostilities or political and governmental instability, terrorism, political or civil unrest, stricter immigration policies, public health epidemics or pandemics, sovereign debt downgrades or debt crises, or other geopolitical events. For example, developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. The cumulative effect of uncertain business conditions or economic challenges faced in various foreign markets, including fiscal or monetary concerns, economic downturns and the possibility of a recession in some jurisdictions, other economic factors (including changes in tariffs, foreign currency exchange rates, interest rates and changes to tax laws or the application or enforcement practices of such laws), or volatility or lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition, and results of operations.
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
We provide foreign exchange services to our clients, primarily in connection with our Asset Servicing business. Foreign currency volatility influences our foreign exchange trading income as does the level of client activity. Foreign currency volatility and changes in client activity may result in reduced foreign exchange trading income. Fluctuations in exchange rates could raise the potential for losses resulting from foreign currency trading positions where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other or offset each other in different time periods. We also are exposed to non-trading foreign currency risk as a result of our holdings of non-U.S. dollar denominated assets and liabilities, investments in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 17

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
We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that could impact our operations and expose us to risks varying in size, scale and scope, include:
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

18 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 19

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

20 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 21

We are subject to certain risks inherent in operating globally which may affect our business adversely.
In conducting our U.S. and non-U.S. business, we are subject to risks of loss and adverse economic impacts from various unfavorable political, economic, legal, public health, or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rate changes, tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets. Our non-U.S. operations accounted for 30% of our revenue in 2025. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Moreover, the regulatory and supervisory standards and expectations in one jurisdiction may not conform with standards or expectations in other jurisdictions. Even within a particular jurisdiction, the standards and expectations of multiple supervisory agencies exercising authority over our affairs may not be harmonized fully. Accordingly, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to mitigate properly such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could affect our business and results of operations adversely.
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

22 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters, global climate change, acts of terrorism, geopolitical tensions, global conflicts or other similar events, as well as government actions or other restrictions in connection with such events, have had in the past, or may in the future have, a negative impact on our business and operations. While we have in place business continuity plans, such events may still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, impose significant compliance costs with new financial and economic sanctions regimes, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. For example, in some jurisdictions such as the Russian Federation, local market restrictions, laws, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. When such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other sovereign risk events and/or factors or events beyond our reasonable control that excuse performance under force majeure or other contractual provisions, the risk of loss on such cash on deposit may potentially be incurred by us. As of December 31, 2025, we held cash that accumulates in relation to Russian securities with our subcustodian and/or clearing agencies for the benefit of certain clients in our Asset Servicing business which are subject to restrictions that inhibit our ability to access or transfer such deposits, and which amount is expected to increase significantly over time as long as the sanctions and other relevant restrictions remain in effect.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 23

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

24 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 25

We are subject to extensive and evolving government regulation and supervision that impacts our operations. Changes by the U.S. and other governments to laws, regulations and policies applicable to the financial services industry could heighten the challenges we face and make regulatory compliance more difficult and costly.
We operate in a highly regulated environment, and are subject to a comprehensive statutory and regulatory regime affecting all aspects of our business and operations, including oversight by governmental agencies both inside and outside the United States. Various regulatory bodies have demonstrated heightened scrutiny of financial institutions through many regulatory initiatives. These initiatives have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a compliance violation, even if the failure to comply was inadvertent or reflected a difference in interpretation. Although we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, we cannot provide assurance that these programs and policies are or will be adequate to identify and manage internal and external compliance risks. For example, our business may be adversely impacted by actual or alleged misconduct by an employee or other negative outcomes caused by human error. In addition, changes to statutes, regulations or regulatory and supervisory policies or their interpretation or implementation and the continued heightening of regulatory and supervisory requirements could affect us in substantial and unpredictable ways. For example, governments and regulators could take actions that increase intervention in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and these likely would involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Any such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully or limit how we conduct our business, and also could impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible legislative or regulatory changes and the extent of regulatory activity is uncertain and difficult to predict. Congress and the presidential administration have introduced and may continue to introduce changes in the laws or policies applicable to us and the agencies that regulate us, including their interpretations of rules and guidelines. These changes may subject financial institutions like us to change in regulation, supervision and enforcement that are difficult to predict and uncertain for a period of time and may create the possibility of significant impacts on business activity in the United States and globally, including impacts relating to the trade policies (including tariffs) of the United States or other countries. Some of the regulations finalized in the prior administration that are applicable to financial institutions were modified, rescinded or withdrawn or are subject to reevaluation, creating further uncertainty.
Moreover, political and policy goals of elected and appointed officials may change over time, which could impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. It is possible the expected changed in law, regulation and policy do not occur or are reversed subsequently, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than us.
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
The evolving regulatory and supervisory environment and uncertainty about the timing and scope of future laws, regulations and policies may contribute to decisions we may make to suspend, reduce or withdraw from existing businesses, activities or initiatives, which may result in potential lost revenue or significant restructuring or related costs or exposures. We also face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modification of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. For more information on these proposals, see “Supervision and Regulation” in Item 1, “Business.”
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

26 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Legal developments in the EEA and the UK also have created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the UK to the U.S. and other so-called third countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Importantly, significant monetary fines have been imposed since the introduction of such stringent privacy laws in the EU and the UK and regulatory expectations of governance and accountability with respect to the protection of personal, proprietary, confidential and sensitive information continue to expand and evolve. For more information on regulations regarding data privacy and security, see “Supervision and Regulation” in Item 1, “Business.”
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 27

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
The number of regulatory and governmental investigations and proceedings, as well as the amount of penalties and fines sought, has remained elevated for many firms in the financial services industry. The Corporation and other financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action, which we expect to continue. For example, the failures in 2023 of Silicon Valley Bank, Signature Bank, and First Republic Bank and the regulatory investigations into these failures resulted in increased regulatory scrutiny and heightened supervisory expectations of these banks, which could require us to expend significant time and effort to implement enhanced compliance procedures or to incur other expenses. Any such heightened enforcement activity or new regulations could have a material adverse effect on our business, financial condition and results of operations.
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

28 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 29

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
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as AI, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Widespread adoption and rapid evolution of emerging technologies, including with respect to digital assets, such as stablecoins, as well as developments in the regulatory landscape relating to emerging technologies, such as the enactment and implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS ACT) and potential enactment of the Digital Asst Market Clarity Act of 2025 (CLARITY Act) or similar market structure legislation, may affect our clients’ needs and expectations for products and services. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. Our investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Effectively identifying gaps or weaknesses in our product offerings is important to our success. Failure to keep pace with our competition in any of these areas could affect our business opportunities, growth and earnings adversely. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased data privacy and security and other information technology threats. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

30 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Risks related to climate change could adversely impact our business, financial condition, and results of operations. The physical risks of climate change include harm to people and property. These arise from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires. They also arise from chronic, longer-term shifts in climate patterns, such as rising average global temperatures, rising sea levels, and an increase in the frequency and severity of extreme weather events and natural disasters. Such developments could disrupt our operations and resilience capabilities, those of our clients, or third parties on which we rely. Further, physical risks from climate change could negatively impact our clients’ ability to pay outstanding loans, reduce the value of collateral, or result in insurance shortfalls.
Climate change could also result in transition risk arising from changes in policy, regulations, technology, business practices or market preferences toward a lower-carbon economy. While these changes could create opportunities, they could also adversely impact us and our clients. These impacts could result in increased operational or compliance costs, higher energy expenses, additional taxes, and the devaluation of assets.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 31

Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change. This includes the development and marketing of effective and competitive new products, objectively understanding how climate changes might impact the financial performance of direct and indirect client investments, and other services designed to address our clients’ climate related needs. We also face regulatory and liability risk associated with not meeting regulatory expectations on climate risks, greenwashing claims, a failure to execute on our public climate-related commitments, or through association with individuals, entities, industries or products connected to climate change issues. At the same time, financial institutions have also been subject to external scrutiny from stakeholders, including some regulatory agencies, government officials, and clients in relation to areas our business decisions, public commitments and affiliations associated with climate change. Due to the divergent views of stakeholders, there is an increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders. If we do not identify, quantify, and mitigate such risks successfully, we may experience financial losses, litigation, reputational harm, and losses of investor and stakeholder confidence.
Methodologies and data used to conduct more robust climate-related risk analyses are being developed. Modeling capabilities across the industry to analyze climate-related risks and interconnections are improving but remain imperfect, for example, third-party exposures, emissions and other data are limited in availability and variable in quality. However, legislative and regulatory uncertainties along with inconsistencies and conflicts of policy across jurisdictions could result in higher costs and regulatory, compliance, credit, and reputational risks.
Other Risks
The systems and models we employ to analyze, monitor and mitigate risks, as well as for other business purposes, are inherently limited, may not be effective in all cases and, in any case, cannot eliminate all risks that we face.
We use various systems and models, including AI-powered solutions, in analyzing and monitoring several risk categories, as well as for other business purposes. While we assess and improve these systems and models on an ongoing basis, there can be no assurance that they, along with other related controls, will effectively mitigate risk under all circumstances, or that they will adequately mitigate any risk or loss to us. As with any systems and models, there are inherent limitations because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to quantify accurately the magnitude of the risks we face or they may not be effective against all types of risk, including risks that are unidentified or unanticipated. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical events or pandemics). Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which ultimately could have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss or noncompliance with regulatory requirements or expectations. In addition, the use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. Additionally, to the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Despite internal policies in place with respect to the usage of AI, if any of our employees or service providers were to use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training set, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. We may not be able to sufficiently mitigate or detect any of the foregoing limitations or risks given our and other market participant’s lack of experience with using AI, the pace of technological change, and rapid adoption of AI by our business partners and competitors. As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition, and results of operations.

32 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Additionally, on July 22, 2025, we announced that our Board authorized a new share repurchase program to repurchase up to $2.5 billion of the Corporation’s outstanding common stock with a capacity of $1.9 billion of repurchase authority remaining under the plan as of December 31, 2025. The Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits. The Inflation Reduction Act of 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022. There have been proposals to significantly increase this excise tax rate. Any such material increases may impact our future strategies relating to the return of capital to our shareholders, including the size of, or execution against, current or future repurchase programs related to shares of our common stock.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 33

ITEM 1C – CYBERSECURITY
Risk management and strategy
Northern Trust understands the importance of managing cyber risk to ensure the safety and security of our data, network and systems. Our cybersecurity program is regularly assessed by Audit Services through various assurance activities, with the results reported to the Audit Committee of the Board of Directors (Audit Committee), and by Technology and Cyber Risk Management, with the results reported to the Risk Committee of the Board of Directors (Risk Committee). Northern Trust also operates a global security operations center for threat identification and response. The center aggregates security threat information from systems and platforms across the business and alerts the organization in accordance with its documented Cybersecurity Incident Response Plan. In addition to the cybersecurity controls managed and monitored within the organization, Northern Trust uses external third-party security teams on a regular basis to assess the effectiveness of our cybersecurity program and controls. These teams perform program maturity assessments, penetration tests, security assessments, and reviews of Northern Trust’s vulnerability to cyber-attacks. Annually, certain elements of the cybersecurity program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the Board. Our cybersecurity program is also examined regularly by the Corporation’s prudential and conduct regulators within the scope of their jurisdiction.
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
Governance
The Risk Committee, which reports regularly to the Board, oversees management’s actions to identify, assess, mitigate and remediate material issues related to technology and cyber risk as part of our enterprise risk management program and processes. The Technology and Operations Committee, chaired by the former chief information officer and chief transformation officer of a Fortune 50 company, assists the Board in discharging its oversight duties with respect to the technology and operations of the Corporation and receives regular reporting from management on the Corporation’s practices, management, and functioning of risks related to technology and cybersecurity, including the identification, assessment, measurement, treatment and control, monitoring, and reporting of such risks. The Risk Committee, Technology and Operations Committee, and the Board are regularly briefed on the organization’s cybersecurity posture by senior management, including the Chief Executive Officer, Chief Information Officer (CIO), Chief Risk Officer, Chief Technology Risk Officer (CTRO), and the CISO. Senior technology leaders, including the CIO, CISO, and CTRO, each have more than 20 years of experience in their respective areas of expertise - including leading technology teams in the case of the CIO, leading cyber-security teams including in the areas of risk management and information security in the case of the CISO, and oversight of cybersecurity and risk management, in the case of the CTRO. The CISO reports to the CIO and is responsible for identifying, managing, and, if necessary, remediating cyber risk to ensure the protection of our data, network, and systems. The primary management-level committees responsible for assessing and managing cyber risk are the Information Technology Oversight Committee, chaired by the CIO, and the Information Technology Risk Committee, chaired by the Chief Technology Risk Officer.

34 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Effective management of risks related to the confidentiality, integrity, and availability of information is crucial in an environment of increasing cybersecurity threats and requires a structured approach to establish and communicate expectations and required practices. Northern Trust’s technology and cyber risk management program provides the overall structure for identifying, assessing and managing the respective risks in a sustainable manner supported by an organizational structure that reflects support from executive management and includes risk committees comprised of members from across the business. The program is supported by the Cyber and Technology Risk Management Policy approved by the Risk Committee. The Cyber and Technology Risk Management Policy is informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and Cyber Risk Institute (CRI) Profile and provide a comprehensive overview of technology and cyber risk management governance activities pertaining to the confidentiality of information, integrity of systems, data and processes, and the availability of business functions that may be adversely impacted. These governance processes, internal controls, and risk management practices, which are part of our enterprise risk management program and processes, are designed to keep risk at levels appropriate to Northern Trust’s overall cyber risk appetite and the inherent risk in the markets in which Northern Trust operates. Northern Trust employees are responsible for promoting cybersecurity best practices as well as adhering to applicable policies and standards to safeguard data and business systems. In cases where Northern Trust relies on third-party vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information in accordance with Northern Trust’s Third-Party Risk Management Program.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 35

SUPPLEMENTAL ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information with regard to each executive officer of the Corporation.
Michael G. O’Grady - Mr. O’Grady, age 60, joined Northern Trust in 2011 and has served as Chairman of the Board since 2019, as Chief Executive Officer since 2018 and as President since 2017. Prior to that, Mr. O’Grady served as Executive Vice President and President of Corporate & Institutional Services from 2014 to 2016 and as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.
Clive A. Bellows - Mr. Bellows, age 62, joined Northern Trust in 2011 and has served as Executive Vice President and President of Europe, Middle East and Africa since June 2024 and Co-President of Asset Servicing since January 2026. Prior to that, Mr. Bellows served as Head of Global Fund Services for Europe, Middle East and Africa from 2016 to June 2024. Before joining Northern Trust in 2011, Mr. Bellows served as Managing Director and Head of Relationship Management for Asset Managers and Hedge Funds at JPMorgan Chase & Co. from 2006 to 2011 and as Executive Director and Global Head of Client Service, Global Markets at Deutsche Bank AG from 2004 to 2006. Mr. Bellows also served as Head of Relationship Management for the Global Fund Services and Investment Manager Liaison Group at Northern Trust from 1997 to 2003.
Peter B. Cherecwich - Mr. Cherecwich, age 61, joined Northern Trust in 2007 and has served as Executive Vice President and Chief Operating Officer since October 2024. Prior to that, Mr. Cherecwich served as President of Asset Servicing since 2017, as President of Global Fund Services from 2010 to 2017 and as Chief Operating Officer of Corporate & Institutional Services from 2008 to 2014. From 2007 to 2008, he served as Head of Institutional Strategy & Product Development. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.
David W. Fox, Jr. - Mr. Fox, age 66, joined Northern Trust in 2012 and has served as Executive Vice President and Chief Financial Officer since October 2024. Prior to that, Mr. Fox served as Executive Vice President and President of the Global Family & Private Investment Offices Group from July 2015 through September 2024 and as Executive Vice President and Head of the Americas, Corporate & Institutional Services from May 2012 to June 2015. Before joining Northern Trust, Mr. Fox served in various leadership roles with J.P. Morgan.
Guy Gibson - Mr. Gibson, age 51, joined Northern Trust in 2016 and has served as Executive Vice President and Head of Institutional Banking and Global Markets since 2022 and Co-President of Asset Servicing since January 2026. Before joining Northern Trust in 2016, Mr. Gibson co-founded Aviate Global LLP in 2007, which Northern Trust acquired in 2016.
Aengus Hallinan - Mr. Hallinan, age 53, joined Northern Trust in 2025 and has served as Executive Vice President and Chief Risk Officer since May 2025. Prior to joining Northern Trust, Mr. Hallinan spent over five years at Bank of New York Mellon Corporation, where he served as Managing Director from 2020 to May 2025; as Chief Risk Officer, Securities Services & Digital, AI Hub & Growth Venture from 2023 to May 2025; as Chief Operational Risk Officer & Chief Risk Officer for Securities Services & Digital from 2021 to 2024; as Chief Technology Risk Officer from 2020 to 2021; and as Head of Enterprise-Wide Risk Management from 2020 to 2021.
Michael Hunstad, Ph.D. - Mr. Hunstad, age 48, joined Northern Trust in 2012 and has served as President of Asset Management since September 2025. Prior to that, Mr. Hunstad served as Global Co-Chief Investment Officer from June 2025 to September 2025, and as Deputy Chief Investment Officer from July 2023 to June 2025. Before joining Northern Trust, Mr. Hunstad was head of research at Breakwater Capital and head of quantitative asset allocation at Allstate Investments.
John P. Landers - Mr. Landers, age 53, joined Northern Trust in 2003 and has served as Executive Vice President since December 2024 and as Controller since December 2023. Mr. Landers previously served as Chief Productivity Officer from January 2023 to December 2023 and as Chief Financial Officer of Asset Servicing from September 2015 to January 2023.
Susan C. Levy - Ms. Levy, age 68, joined Northern Trust in 2014 and has served as Executive Vice President and General Counsel since that time. Ms. Levy also previously served as Corporate Secretary from 2018 to 2021. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

36 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Thomas A. South - Mr. South, age 56, joined Northern Trust in 1999 and has served as Executive Vice President and Chief Information Officer since 2018. Prior to that, Mr. South served as Chief Business Architect from 2014 to 2018 and as Chief Operating Officer of Operations & Technology from 2013 to 2014.
Alexandria Taylor - Ms. Taylor, age 43, joined Northern Trust in 2022 and has served as Executive Vice President and Chief Administrative Officer since October 2024. Prior to that, she served as Chief Human Resources Officer. Before joining Northern Trust, Ms. Taylor spent nearly two decades at Bank of America based in New York City where she was the head of Human Resources for corporate, institutional and wealth management businesses. She also oversaw the team responsible for Global Human Resources regulatory relations. Prior to that, Ms. Taylor held positions of increasing responsibility and complexity at Bank of America.
Jason J. Tyler - Mr. Tyler, age 54, joined Northern Trust in 2011 and has served as Executive Vice President and President of Wealth Management since October 2024. Prior to that, Mr. Tyler served as Chief Financial Officer since 2020, as Chief Financial Officer of Wealth Management from 2018 to 2019, as Global Head of Asset Management’s Institutional Group from 2014 to 2018, and as Global Head of Strategy from 2011 to 2014. Before joining Northern Trust, Mr. Tyler served in certain executive and operational roles at Ariel Investments and Bank One/American National Bank.
All officers are appointed annually by the Board of Directors. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 37

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “NTRS.” There were 1,356 stockholders of record as of January 31, 2026. The following table shows certain information relating to the Corporation’s purchases of common stock through our share repurchase program for the three months ended December 31, 2025.
TABLE 2: REPURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2025

(Dollars in millions except per share amounts; shares in thousands)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PUBLICLY ANNOUNCED PLAN
PERIOD:
October 1 - 31, 2025	1,080	$128.44	1,080	$2,159
November 1 - 30, 2025	1,216	128.01	1,216	2,004
December 1 - 31, 2025	541	136.40	541	1,930
Total (Fourth Quarter)	2,837	$129.78	2,837	$1,930
On July 22, 2025 the Corporation’s Board of Directors approved a new common stock repurchase authorization (the “New Stock Repurchase Authorization”) authorizing, but not obligating, the repurchase of up to $2.5 billion (the “Maximum Program Amount”) of the Corporation’s outstanding shares of common stock from time to time. The New Stock Repurchase Authorization replaces the previously announced authorization approved on October 19, 2021. All funds expected in connection with repurchases after the New Stock Repurchase Authorization shall count against the Maximum Program Amount. The New Stock Repurchase Authorization has no expiration date. Thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulation permits.
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

38 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
The following graph compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years ended December 31, 2025. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2020 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.
Total Return Assumes $100 Invested on December 31, 2020 with Reinvestment of Dividends

Five-Year Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
Northern Trust
S&P 500 Index
KBW Bank Index

	DECEMBER 31,
	2020	2021	2022	2023	2024	2025
Northern Trust	$100	$132	$100	$99	$125	$176
S&P 500 Index	100	129	105	133	166	196
KBW Bank Index	100	138	109	108	148	196
ITEM 6 – [RESERVED]

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the year ended December 31, 2025. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors also should read the section titled “Forward-Looking Statements.”
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
FINANCIAL OVERVIEW
TABLE 3: FINANCIAL HIGHLIGHTS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE(1)
($ In Millions)	2025	2024	2023	2025 / 2024	2024 / 2023
Noninterest Income(2)	$5,675.4	$6,113.3	$4,791.5	(7)%	28%
Net Interest Income	2,411.0	2,177.1	1,982.0	11	10
Total Revenue	$8,086.4	$8,290.4	$6,773.5	(2)%	22%
Provision for Credit Losses	(7.5)	(3.0)	24.5	N/M	N/M
Noninterest Expense(3)	5,754.4	5,633.9	5,284.2	2	7
Income before Income Taxes	$2,339.5	$2,659.5	$1,464.8	(12)%	82%
Provision for Income Taxes	602.6	628.4	357.5	(4)	76
Net Income	$1,736.9	$2,031.1	$1,107.3	(14)%	83%
Preferred Stock Dividends	41.8	41.8	41.8	—	—
Net Income Applicable to Common Stock	$1,695.1	$1,989.3	$1,065.5	(15)%	87%
PER COMMON SHARE
Net Income – Basic	$8.78	$9.80	$5.09	(10)%	93%
– Diluted	8.74	9.77	5.08	(11)	92
Cash Dividends Declared Per Common Share	3.10	3.00	3.00	3	—
Carrying Value – End of Period (EOP)	64.79	60.74	53.69	7	13
Market Price – EOP	136.59	102.50	84.38	33	21
SELECTED RATIOS AND METRICS
Return on Average Common Equity	14.4%	17.4%	10.0%
Dividend Payout Ratio	35.5	30.7	59.1
Average Stockholders’ Equity to Average Assets	8.3	8.4	8.1
(1) Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)2025 Noninterest Income includes a $19.2 million expense related to mark-to-market activity associated with existing Visa Class B swap agreements. 2024 Noninterest Income includes an $878.4 million net gain related to Northern Trust's participation in a Visa Exchange Offer, a $189.3 million loss on AFS debt securities sold in conjunction with a repositioning of the portfolio, a $68.1 million gain related to the sale of an equity investment, a $12.8 million expense of mark-to-market activity associated with existing Visa Class B swap agreements, a $7.6 million charge for investment impairments, and a $6.5 million loss recognized as a result of a securities repositioning related to the supplemental pension plan. 2023 Noninterest Income includes a $169.5 million loss on AFS debt securities sold in conjunction with a repositioning of the portfolio.
(3)2025 Noninterest Expense includes a $58.8 million severance-related charge and a $15.9 million release of the Federal Deposit Insurance Corporation (FDIC) special assessment reserve, including a $9.5 million released during the fourth quarter. 2024 Noninterest Expense includes an $85.2 million severance-related charge, a $70.0 million charitable contribution, a $16.4 million charge for software accelerations and dispositions, a $14.7 million expense related to the FDIC special assessment, and a $10.6 million expense related to a legal settlement. 2023 Noninterest Expense includes an $84.6 million expense related to the FDIC special assessment, a $38.7 million severance-related charge, a $25.6 million charge related to the write-off of an investment in a client capability, and a $12.8 million occupancy charge.
N/M - Not meaningful

40 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
The following information summarizes our consolidated results of operations for 2025 compared to 2024. For a discussion related to the consolidated results of operations for 2024 compared to 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K), which was filed with the United States Securities and Exchange Commission on February 24, 2025.
Revenue
Northern Trust generates the majority of its revenue from Noninterest Income that primarily consists of Trust, Investment and Other Servicing Fees. Net Interest Income comprises the remainder of revenue and consists of Interest Income generated by earning assets, net of Interest Expense on deposits and borrowed funds.

TABLE 4: REVENUE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2025	2024	2023	2025 / 2024	2024 / 2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$5,017.8	$4,727.8	$4,361.8	6%	8%
Foreign Exchange Trading Income	240.8	231.2	203.9	4	13
Treasury Management Fees	38.7	35.7	31.6	8	13
Security Commissions and Trading Income	170.4	150.5	135.0	13	11
Other Operating Income	207.7	1,157.4	228.7	(82)	N/M
Investment Security Gains (Losses), net	—	(189.3)	(169.5)	N/M	12
Total Noninterest Income	$5,675.4	$6,113.3	$4,791.5	(7)%	28%
Net Interest Income(1)	2,411.0	2,177.1	1,982.0	11	10
Total Revenue	$8,086.4	$8,290.4	$6,773.5	(2)%	22%
(1) Net Interest Income stated on a GAAP basis. Net Interest Income on an FTE basis includes FTE adjustments of $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively. A reconciliation of total consolidated revenue, Net Interest Income and net interest margin on a GAAP basis to revenue, Net Interest Income and net interest margin on an FTE basis, respectively, (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
Revenue in 2025 decreased $204.0 million from 2024, reflecting:
~~•~~Trust, Investment and Other Servicing Fees increased $290.0 million in 2025 compared to 2024, primarily due to favorable markets, net new business, and favorable currency movements.
•Noninterest Income, excluding Trust, Investment and Other Servicing Fees, decreased $727.9 million in 2025 compared to 2024 primarily due to lower Other Operating Income driven by a $896.7 million gain related to Northern Trust’s participation in a Visa Exchange Offer in the prior year, partially offset by lower losses recognized on investment securities and higher Security Commissions and Trading Income.
•Net Interest Income on a fully taxable equivalent (FTE) basis in 2025 of $2.4 billion increased $230.6 million, or 10%, from $2.2 billion in 2024, primarily due to higher deposits and lower funding costs, partially offset by lower yields on interest-earning assets.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 41

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
The components of Trust, Investment and Other Servicing Fees are provided in the following table.
TABLE 5: TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2025	2024	2023	2025 / 2024	2024 / 2023
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$1,901.6	$1,792.6	$1,689.5	6%	6%
Investment Management	635.2	595.2	528.1	7	13
Securities Lending	82.4	72.3	83.0	14	(13)
Other	181.0	172.7	161.3	5	7
Total Asset Servicing Trust, Investment and Other Servicing Fees	$2,800.2	$2,632.8	$2,461.9	6%	7%
Wealth Management Trust, Investment and Other Servicing Fees
Central	$786.0	$740.9	$673.8	6%	10%
East	575.5	539.7	491.5	7	10
West	439.0	418.9	378.0	5	11
Global Family Office	417.1	395.5	356.6	5	11
Total Wealth Management Trust, Investment and Other Servicing Fees	$2,217.6	$2,095.0	$1,899.9	6%	10%
Total Consolidated Trust, Investment and Other Servicing Fees	$5,017.8	$4,727.8	$4,361.8	6%	8%
Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and Fund Administration fees are driven primarily by values of client AUC/A, transaction volumes and the number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on month-end market values, quarter-end market values, or the average of month-end market values for the quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment Management fees are based generally on market values of client AUM throughout the period. Typically, the asset values used to calculate fee revenue are based on a one-month or one-quarter lag.
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
Custody and Fund Administration fees increased in 2025 from 2024 primarily due to favorable markets, net new business, and favorable currency movements. Investment Management fees increased in 2025 from 2024 primarily due to favorable markets and net new business. Securities Lending increased in 2025 from 2024 primarily due to higher volumes. Other fees increased from the prior-year, primarily due to net new business.
The following tables provide a breakdown of the Asset Servicing assets under custody and assets under management.
TABLE 6: ASSET SERVICING ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
North America	$8,066.1	$7,286.9	$6,373.4	11%	14%
Europe, Middle East, and Africa	4,330.0	3,855.0	3,493.9	12	10
Asia Pacific	1,000.9	895.9	847.3	12	6
Securities Lending	207.8	176.2	167.4	18	5
Total Assets Under Custody	$13,604.8	$12,214.0	$10,882.0	11%	12%

42 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 7: ASSET SERVICING ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
North America	$844.6	$788.8	$681.3	7%	16%
Europe, Middle East, and Africa	195.0	154.1	141.8	27	9
Asia Pacific	48.6	40.6	41.5	20	(2)
Securities Lending(1)	207.8	176.2	167.4	18	5
Total Assets Under Management	$1,296.0	$1,159.7	$1,032.0	12%	12%
(1) Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and assets under management
Wealth Management
Wealth Management fee income is calculated primarily based on market values of client AUC/A and AUM and is impacted by both one-month and one-quarter lagged asset values. Fee income in the regions increased in 2025 from 2024 primarily due to favorable markets. Global Family Office fee income increased in 2025 from 2024 primarily due to favorable markets and asset inflows.
The following tables provide a summary of Wealth Management assets under custody and assets under management.
TABLE 8: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
Global Family Office	$908.2	$802.4	$728.0	13%	10%
Central	171.5	150.2	120.7	14	24
East	125.6	111.0	119.8	13	(7)
West	79.0	71.6	66.0	10	9
Total Assets Under Custody	$1,284.3	$1,135.2	$1,034.5	13%	10%
TABLE 9: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
Global Family Office	$194.4	$170.2	$144.3	14%	18%
Central	149.1	132.7	102.8	12	29
East	98.1	87.6	100.0	12	(12)
West	65.6	60.2	55.4	9	9
Total Assets Under Management	$507.2	$450.7	$402.5	13%	12%
The Wealth Management regions shown are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York, Pennsylvania, and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas, and Washington. Global Family Office provides customized services, including but not limited to investment consulting, global custody, fiduciary, private banking, family office consulting, and technology solutions, to meet the complex financial and reporting needs of family offices across the globe.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 10: EQUITY MARKET INDICES

	DAILY AVERAGES			YEAR-END
	2025	2024	CHANGE	2025	2024	CHANGE
S&P 500	6,216	5,426	15%	6,846	5,882	16%
MSCI EAFE (U.S. dollars)	2,609	2,326	12	2,893	2,262	28
MSCI EAFE (local currency)	1,625	1,496	9	1,774	1,510	18
TABLE 11: FIXED INCOME MARKET INDICES

	AS OF DECEMBER 31,
	2025	2024	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,349	2,189	7%
Barclays Capital Global Aggregate Bond Index	501	463	8
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
At December 31, 2025, total AUC/A and AUC increased from the prior year primarily driven by favorable markets. AUM at the end of 2025 increased from 2024, primarily reflecting favorable markets and net asset inflows.
The following table presents AUC/A by reporting segment.
TABLE 12: ASSETS UNDER CUSTODY/ADMINISTRATION BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 /2024	2024 /2023
Asset Servicing	$17,418.4	$15,640.1	$14,362.6	11%	9%
Wealth Management	1,297.7	1,147.9	1,042.3	13	10
Total Assets Under Custody/Administration	$18,716.1	$16,788.0	$15,404.9	11%	9%
The following table presents assets under custody, a component of AUC/A, by reporting segment.
TABLE 13: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 /2024	2024 / 2023
Asset Servicing	$13,604.8	$12,214.0	$10,882.0	11%	12%
Wealth Management	1,284.3	1,135.2	1,034.5	13	10
Total Assets Under Custody	$14,889.1	$13,349.2	$11,916.5	12%	12%
The following table presents the investment allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 14: ALLOCATION OF ASSETS UNDER CUSTODY

	DECEMBER 31,
	2025			2024			2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	48%	60%	50%	49%	62%	50%	46%	60%	47%
Fixed Income Securities	31	13	30	31	13	29	33	13	31
Cash and Other Assets	19	27	19	19	25	20	19	27	21
Securities Lending Collateral	2	—	1	1	—	1	2	—	1

44 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 15: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
Equities	$7,359.0	$6,639.0	$5,652.5	11%	17%
Fixed Income Securities	4,435.8	3,884.9	3,737.1	14	4
Cash and Other Assets	2,886.0	2,648.8	2,359.5	9	12
Securities Lending Collateral	208.3	176.5	167.4	18	5
Total Assets Under Custody	$14,889.1	$13,349.2	$11,916.5	12%	12%
The following table presents Northern Trust’s AUM by reporting segment.
TABLE 16: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
Asset Servicing	$1,296.0	$1,159.7	$1,032.0	12%	12%
Wealth Management	507.2	450.7	402.5	13	12
Total Assets Under Management	$1,803.2	$1,610.4	$1,434.5	12%	12%
The following table presents the investment allocation of Northern Trust’s AUM by reporting segment.
TABLE 17: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,
	2025			2024			2023
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	60%	56%	56%	57%	56%	55%	55%	55%
Fixed Income Securities	11	19	13	11	20	14	11	22	14
Cash and Other Assets	18	21	19	18	23	19	18	23	19
Securities Lending Collateral	16	—	12	15	—	11	16	—	12
The following table presents consolidated AUM as of December 31, 2025, 2024 and 2023 by investment type.
TABLE 18: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Billions)	2025	2024	2023	2025 / 2024	2024 / 2023
Equities	$1,015.6	$903.1	$785.5	12%	15%
Fixed Income Securities	235.2	217.5	203.4	8	7
Cash and Other Assets	344.1	313.3	278.2	10	13
Securities Lending Collateral	208.3	176.5	167.4	18	5
Total Assets Under Management	$1,803.2	$1,610.4	$1,434.5	12%	12%
The following table presents activity in consolidated AUM by product during the years ended December 31, 2025, 2024 and 2023.
TABLE 19: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

(In Billions)	2025	2024	2023
Balance as of January 1	$1,610.4	$1,434.5	$1,249.5
Net Inflows (Outflows) by Product
Equities	(57.9)	(13.7)	(18.1)
Fixed Income	2.4	9.3	0.7
Cash and Other Assets	40.7	54.9	42.2
Securities Lending Collateral	31.9	9.0	19.1
Net Inflows (Outflows)	$17.1	$59.5	$43.9
Total Market Performance, Currency & Other	175.7	116.4	141.1
Balance as of December 31	$1,803.2	$1,610.4	$1,434.5

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Noninterest Income
The components of Other Noninterest Income and a discussion of significant changes during 2025 are provided below.
TABLE 20: OTHER NONINTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2025	2024	2023	2025 / 2024	2024 / 2023
Foreign Exchange Trading Income	$240.8	$231.2	$203.9	4%	13%
Treasury Management Fees	38.7	35.7	31.6	8	13
Security Commissions and Trading Income	170.4	150.5	135.0	13	11
Other Operating Income	207.7	1,157.4	228.7	(82)	N/M
Investment Security Gains (Losses), net	—	(189.3)	(169.5)	N/M	12
Total Other Noninterest Income	$657.6	$1,385.5	$429.7	(53)%	N/M
Security Commissions and Trading Income
Security Commissions and Trading Income, generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., increased in 2025 from 2024, primarily driven by higher revenue from growth in outsourced trading activity.
Other Operating Income
Other Operating Income in 2025 decreased from 2024 primarily driven by a $896.7 million gain related to Northern Trust’s participation in a Visa Exchange Offer and a $68.1 million gain on the sale of an equity investment, partially offset by higher expense associated with mark-to-market activity on existing Visa Class B swap agreements, all recorded in the prior year. Please refer to Note 18, “Other Operating Income” and Note 24, “Commitments and Contingent Liabilities” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to Other Operating Income and Visa, respectively.
Investment Security Gains (Losses), Net
Investment Security Gains (Losses), net reflects a $189.3 million loss on the sale of AFS debt securities in the prior year arising from a repositioning of the portfolio.
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

46 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present an analysis of average daily balances and interest rates affecting Net Interest Income and an analysis of Net Interest Income changes.
TABLE 21: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME (INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)

	2025			2024			2023
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)
AVERAGE ASSETS
Federal Reserve and Other Central Bank Deposits	$1,463.8	$37,385.8	3.92%	$1,735.9	$35,179.9	4.93%	$1,462.3	$31,205.4	4.69%
Interest-Bearing Due from and Deposits with Banks(2)	86.6	5,374.4	1.61	122.6	4,800.8	2.55	130.1	4,333.9	3.00
Federal Funds Sold and Securities Purchased under Agreements to Resell(3)(4)	2,829.2	1,004.5	281.64	3,340.2	727.9	458.90	1,585.5	957.0	165.68
Debt Securities
Available For Sale	1,477.2	32,092.4	4.60	1,443.2	26,871.9	5.37	1,059.7	24,356.6	4.35
Held To Maturity	408.9	22,003.6	1.86	450.8	23,230.7	1.94	478.0	25,511.9	1.87
Trading Account	—	—	—	—	—	—	0.1	0.5	13.50
Total Debt Securities	1,886.1	54,096.0	3.49	1,894.0	50,102.6	3.78	1,537.8	49,869.0	3.08
Loans	2,282.3	41,073.1	5.56	2,571.0	40,916.7	6.28	2,556.8	42,177.0	6.06
Other Interest-Earning Assets(5)	105.1	2,625.6	4.00	130.4	2,688.4	4.85	110.0	2,259.0	4.87
Total Interest-Earning Assets	8,653.1	141,559.4	6.11	9,794.1	134,416.3	7.29	7,382.5	130,801.3	5.64
Cash and Due from Banks and Other Central Bank Deposits(6)	—	1,114.4	—	—	1,698.8	—	—	1,771.6	—
Other Noninterest-Earning Assets	—	10,819.4	—	—	10,518.4	—	—	10,076.3	—
Total Assets	$—	$153,493.2	—%	$—	$146,633.5	—%	$—	$142,649.2	—%
AVERAGE SOURCE OF FUNDS
Deposits
Savings, Money Market, and Other	$851.6	$28,148.7	3.03%	$960.7	$26,236.3	3.66%	$689.2	$24,172.4	2.85%
Savings Certificates and Other Time	289.8	6,744.6	4.30	299.3	5,856.9	5.11	151.9	3,341.2	4.54
Non-U.S. Offices – Interest-Bearing	1,522.5	66,859.4	2.28	2,155.9	63,854.7	3.38	1,844.2	60,008.6	3.07
Total Interest-Bearing Deposits	2,663.9	101,752.7	2.62	3,415.9	95,947.9	3.56	2,685.3	87,522.2	3.07
Federal Funds Purchased	94.1	2,422.0	3.89	129.2	2,616.4	4.94	256.9	5,144.3	4.99
Securities Sold under Agreements to Repurchase(3)(7)	2,763.2	506.8	545.26	3,280.4	518.5	632.65	1,541.1	401.5	383.84
Other Borrowings(8)	314.0	7,007.5	4.48	362.7	6,980.3	5.20	542.5	10,339.5	5.25
Senior Notes	157.5	2,882.4	5.47	173.5	2,764.0	6.28	170.0	2,734.0	6.22
Long-Term Debt	220.9	4,043.0	5.46	223.5	4,073.2	5.49	147.2	2,586.0	5.69
Total Interest-Bearing Liabilities	6,213.6	118,614.4	5.24	7,585.2	112,900.3	6.72	5,343.0	108,727.5	4.91
Interest Rate Spread	—	—	0.87	—	—	0.57	—	—	0.73
Demand and Other Noninterest-Bearing Deposits	—	16,959.2	—	—	16,752.4	—	—	17,723.3	—
Other Noninterest-Bearing Liabilities	—	5,243.7	—	—	4,681.0	—	—	4,701.6	—
Stockholders’ Equity	—	12,675.9	—	—	12,299.8	—	—	11,496.8	—
Total Liabilities and Stockholders’ Equity	$—	$153,493.2	—%	$—	$146,633.5	—%	$—	$142,649.2	—%
Less: FTE Adjustment	$28.5	$—	—%	$31.8	$—	—%	$57.5	$—	—%
Net Interest Income/Margin (Unadjusted)	$2,411.0	$—	1.70%	$2,177.1	$—	1.62%	$1,982.0	$—	1.52%
Net Interest Income/Margin (FTE Adjusted)(9)	$2,439.5	$—	1.72%	$2,208.9	$—	1.64%	$2,039.5	$—	1.56%
(1) Rate calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $64.3 billion and $62.4 billion in 2025 and 2024, respectively, primarily related to our involvement in FICC. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
(4) Excluding the impact of netting, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 4.33% and 5.29% in 2025 and 2024, respectively. It includes balances and rates for FICC reverse repurchase agreements, Non-FICC reverse repurchase agreements and federal funds sold of ($64.4 billion / 4.35%), ($0.9 billion / 2.67%), and ($0.8 million / 4.54%) for 2025 and ($62.5 billion / 5.30%), ($0.7 billion / 4.35%), and ($0.4 million / 5.40%) for 2024, respectively.
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
(7) Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.26% and 5.21% in 2025 and 2024, respectively. It includes balances and rates for FICC repurchase agreements and Non-FICC repurchase agreements of ($64.3 billion / 4.26%) and ($0.5 billion / 3.98%) for 2025 and ($62.5 billion / 5.21%) and ($0.5 billion / 4.90%) for 2024, respectively.
(8) Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
(9) A reconciliation of Net Interest Income on a GAAP basis to Net Interest Income on an FTE basis is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Income, stated on an FTE basis, increased from 2024, primarily driven by higher deposits and lower funding costs, partially offset by lower yields on interest-earning assets.
Net interest margin on an FTE basis in 2025 increased from 2024, primarily driven by lower funding costs, partially offset by lower yields on interest-earning assets.
Interest-earning deposits includes Federal Reserve and Other Central Bank Deposits and Interest-Bearing Due from and Deposits with Banks. Interest-earning deposits in 2025 increased 7% from 2024, primarily driven by higher client deposits.
Average Securities in 2025 increased 8%, from 2024, reflecting higher client deposits resulting in strategic purchases of investment securities primarily in the AFS portfolio. Average taxable Securities were $45.9 billion in 2025 and $43.9 billion in 2024. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.2 billion in 2025 and $6.2 billion in 2024. For additional discussions relating to the securities portfolio, refer to the “Asset Quality” section and to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”
Average Loans of $41.1 billion in 2025 were relatively flat compared to average loans of $40.9 billion in 2024, primarily driven by higher private client loans, partially offset by lower commercial and institutional loans. Average balances include nonaccrual loans.
Average Other Interest-Earning Assets include certain community development investments, collateral deposits with certain securities depositories and clearing houses, Federal Home Loan Bank stock, money market investments, and Federal Reserve stock of $892.6 million, $1.2 billion, $342.7 million, $85.0 million, and $70.0 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Average Interest-Bearing Deposits in 2025 increased 6% from 2024, primarily due to increased client activity and higher liquidity as a result of market volatility. Average Non-U.S. Offices Interest-Bearing Deposits comprised 66% and 67% of total average Interest-Bearing Deposits for the years ended December 31, 2025 and 2024, respectively.

48 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	2025 VS. 2024 CHANGE DUE TO			2024 VS. 2023 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$29.9	$(302.0)	$(272.1)	$195.2	$78.4	$273.6
Interest-Bearing Due from and Deposits with Banks	3.8	(39.8)	(36.0)	13.2	(20.7)	(7.5)
Federal Funds Sold and Securities Purchased Under Agreements to Resell(2)	376.6	(887.6)	(511.0)	(7.5)	1,762.2	1,754.7
Debt Securities
Available for Sale	126.7	(92.7)	34.0	117.2	266.3	383.5
Held to Maturity	(31.2)	(10.7)	(41.9)	(43.7)	16.5	(27.2)
Trading Account	—	—	—	(0.2)	0.1	(0.1)
Total Debt Securities	95.5	(103.4)	(7.9)	73.3	282.9	356.2
Loans	2.1	(290.8)	(288.7)	(77.4)	91.6	14.2
Other Interest-Earning Assets	(5.9)	(19.4)	(25.3)	20.8	(0.4)	20.4
Total Interest Income	$502.0	$(1,643.0)	$(1,141.0)	$217.6	$2,194.0	$2,411.6

Interest-Bearing Deposits
Savings, Money Market and Other	$108.0	$(217.1)	$(109.1)	$62.7	$208.8	$271.5
Savings Certificates and Other Time	60.0	(69.5)	(9.5)	126.4	21.0	147.4
Non-U.S. Offices - Interest-Bearing	207.0	(840.4)	(633.4)	121.1	190.6	311.7
Total Interest-Bearing Deposits	375.0	(1,127.0)	(752.0)	310.2	420.4	730.6
Federal Funds Purchased	(2.6)	(32.5)	(35.1)	(124.9)	(2.8)	(127.7)
Securities Sold under Agreements to Repurchase(2)	(18.4)	(498.8)	(517.2)	122.1	1,617.2	1,739.3
Other Borrowings	2.7	(51.4)	(48.7)	(174.6)	(5.2)	(179.8)
Senior Notes	12.1	(28.1)	(16.0)	1.9	1.6	3.5
Long-Term Debt	(0.6)	(2.0)	(2.6)	81.7	(5.4)	76.3
Total Interest Expense	$368.2	$(1,739.8)	$(1,371.6)	$216.4	$2,025.8	$2,242.2
Increase in Net Interest Income (FTE)	$133.8	$96.8	$230.6	$1.2	$168.2	$169.4
(1) Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2) Changes due to average balance and average rate include the impact of balance sheet netting as noted in Table 21: Average Consolidated Balance Sheets with Analysis of Net Interest Income. Excluding the impact of netting, the 2025 vs. 2024 change in Federal Funds Sold and Securities Purchased under Agreements to Resell attributed to the average balance and the average rate would be $111.3 million and $(622.3) million respectively. The 2024 vs. 2023 change attributed to the average balance and the average rate would be $1.8 billion and $4.1 million respectively. Excluding the impact of netting, the 2025 vs. 2024 change in Securities Sold under Agreements to Repurchase attributed to the average balance and the average rate would be $95.4 million and $(612.6) million respectively. The 2024 vs. 2023 change attributed to the average balance and the average rate would be $1.7 billion and $(3.7) million respectively.

Notes:    Net Interest Income (FTE), a non-GAAP financial measure, includes adjustments to a fully taxable equivalent basis for Loans, Securities and Other Interest-Earning Assets. The adjustments are based on a federal income tax rate of 21.0%, where the rate is adjusted for applicable state income taxes, net of related federal tax benefit. Total taxable equivalent interest adjustments amounted to $28.5 million in 2025, $31.8 million in 2024 and $57.5 million in 2023. A reconciliation of Net Interest Income and net interest margin on a GAAP basis to Net Interest Income and net interest margin on an FTE basis (each of which is a non-GAAP financial measure) is provided in “Supplemental Information—Reconciliation to Fully Taxable Equivalent” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets.
Interest revenue on cash collateral positions is reported above within Interest-Bearing Due from and Deposits with Banks, within Loans, and within Other Interest-Earning Assets. Interest expense on cash collateral positions is reported above within Savings, Money Market and Other and in Non-U.S. Offices Interest-Bearing Deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract in Other Assets and Other Liabilities, respectively.
Stockholders’ Equity
During the year ended December 31, 2025, the Corporation increased its quarterly common stock dividend to $0.80 per share from the previous $0.75 per share. The Corporation declared cash dividends totaling $600.5 million to common stockholders and repurchased 11,005,509 shares of common stock, including 450,486 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $1.3 billion ($115.72 average price per share). Through the common stock dividends and repurchases, the Corporation returned $1.9 billion in capital to common stockholders in 2025. During the year ended December 31, 2025, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the year ended December 31, 2024, the Corporation declared cash dividends totaling $608.4 million to common stockholders and repurchased 10,489,770 shares of common stock, including 424,806 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $937.8 million ($89.41 average price per share). Through the common stock dividends and repurchases, the Corporation returned $1.5 billion in capital to common stockholders in 2024. During the year ended December 31, 2024, the Corporation declared cash dividends totaling $41.8 million to preferred stockholders.
On July 22, 2025, the stock repurchase program was terminated and replaced with a new program, under which the Board of Directors authorized the Corporation to repurchase up to $2.5 billion of the Corporation’s common stock. Repurchases prior to July 22, 2025 were made pursuant to the stock repurchase authorization approved by the Board of Directors in October 2021. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other equity incentive plans. The repurchase authorization approved by the Board of Directors has no expiration date, thus the Corporation retains the ability to repurchase when circumstances warrant and applicable regulations permit. Please refer to Note 13, “Stockholders’ Equity,” provided in Item 8, “Financial Statements and Supplementary Data.”
Provision for Credit Losses
There was a negative Provision for Credit Losses of $7.5 million in 2025, as compared to a negative Provision for Credit Losses of $3.0 million in 2024. The negative provision during 2025 resulted primarily from a decrease in collective reserves for the Commercial Real Estate (CRE) portfolio driven by an improved industry outlook, partially offset by an increase in specific reserves related to a small number of non-performing loans. The prior-year negative provision primarily reflected a decrease in collective reserves driven by methodology changes and improvements in the held to maturity securities portfolio quality; partially offset by an increase in the CRE portfolio, driven by deterioration in portfolio quality.
Net charge-offs in 2025 totaled $0.3 million resulting from $3.9 million of charge-offs and $3.6 million of recoveries, compared to net charge-offs of $11.3 million in 2024 resulting from $15.5 million of charge-offs and $4.2 million of recoveries. For additional discussion of the Allowance for Credit Losses, refer to the “Asset Quality” section.
Noninterest Expense
Noninterest Expense for 2025 increased from 2024, primarily reflecting higher Compensation, Employee Benefits and Equipment and Software expense, partially offset by lower Other Operating Expense.
The components of Noninterest Expense and a discussion of significant changes during 2025 are provided below.
TABLE 23: NONINTEREST EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2025	2024	2023	2025 / 2024	2024 / 2023
Compensation	$2,571.3	$2,471.1	$2,321.8	4%	6%
Employee Benefits	462.1	417.8	405.2	11	3
Outside Services	988.5	998.0	906.5	(1)	10
Equipment and Software	1,169.9	1,075.0	945.5	9	14
Occupancy	217.3	216.8	232.2	—	(7)
Other Operating Expense	345.3	455.2	472.9	(24)	(4)
Total Noninterest Expense	$5,754.4	$5,633.9	$5,284.2	2%	7%
Compensation
Compensation expense, the largest component of Noninterest Expense, increased in 2025 from 2024, primarily driven by increased headcount and higher annual base pay adjustments. Full-time equivalent employees totaled approximately 23,800 at December 31, 2025, up 2% from approximately 23,300 at December 31, 2024.
Employee Benefits
Employee Benefits expense in 2025 increased from 2024, primarily driven by higher medical costs and higher payroll taxes.
Equipment and Software
Equipment and Software expense in 2025 increased from 2024, primarily due to higher software amortization and higher software support expense, partially offset by $16.4 million of software acceleration and disposition charges recorded in the prior year.

50 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Expense
Other Operating Expense in 2025 decreased from 2024 primarily due to a $70.0 million charitable contribution, a $10.6 million legal settlement, $14.7 million of additional expense related to the FDIC special assessment, all recorded in the prior year, and a $15.9 million release of the FDIC special assessment reserve recorded in the current year.
Please refer to Note 19, “Other Operating Expense” included under Item 8, “Financial Statements and Supplementary Data,” for additional details related to other operating expenses.
Provision for Income Taxes
The 2025 Provision for Income Taxes was $602.6 million, representing an effective rate of 25.8%. This compares with a Provision for Income Taxes of $628.4 million and an effective rate of 23.6% in 2024. For the year ended December 31, 2025, the increase in the effective tax rate was primarily driven by a higher net tax impact from international operations.
See Note 20, “Income Taxes,” provided in Item 8, “Financial Statements and Supplementary Data,” for more information on income taxes.
REPORTING SEGMENTS AND RELATED INFORMATION
The following information summarizes our consolidated results of operations by reporting segment for 2025 compared to 2024. For a discussion related to the consolidated results of operations by reporting segment for 2024 compared to 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Form 10-K, which was filed with the SEC on February 24, 2025.
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
Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems used to allocate revenue and expense to each segment, and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense utilizing a funds transfer pricing (FTP) methodology. Under the methodology, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on an instrument level. Additionally, segment information is presented on an FTE basis as management believes an FTE presentation provides a clearer indication of net interest income. Income before Income Taxes on an FTE basis is the measure of segment profit or loss reviewed by the Chief Operating Decision Maker for purposes of assessing performance and allocating resources. The adjustment to an FTE basis has no impact on Net Income.
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 51

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
The following tables reflect the earnings contribution and certain average balances of Northern Trust’s reporting segments for the years ended December 31, 2025, 2024, and 2023.
TABLE 24: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING(3)			WEALTH MANAGEMENT(3)
FOR THE YEAR ENDED DECEMBER 31	2025	2024	2023	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,800.2	$2,632.8	$2,461.9	$2,217.6	$2,095.0	$1,899.9
Foreign Exchange Trading Income (Loss)	268.0	247.2	213.0	(27.2)	(16.0)	(9.1)
Other Noninterest Income	298.2	271.0	263.4	143.8	140.3	150.8
Total Noninterest Income	3,366.4	3,151.0	2,938.3	2,334.2	2,219.3	2,041.6
Net Interest Income(1)	1,398.3	1,209.5	1,197.3	1,042.5	993.4	842.2
Revenue(1)	4,764.7	4,360.5	4,135.6	3,376.7	3,212.7	2,883.8
Provision for Credit Losses	(3.2)	(4.6)	0.5	(7.5)	8.8	24.0
Noninterest Expense
Compensation	328.5	399.3	361.1	577.4	576.5	551.2
Employee Benefits	66.9	70.0	66.2	90.9	87.4	83.0
Outside Services	122.1	188.2	191.3	61.4	46.4	43.2
Allocated Expense	3,047.5	2,738.6	2,542.1	1,262.0	1,200.8	1,132.6
Other Segment Items(2)	75.8	91.6	110.0	94.6	79.7	74.8
Total Noninterest Expense	3,640.8	3,487.7	3,270.7	2,086.3	1,990.8	1,884.8
Income before Income Taxes(1)	1,127.1	877.4	864.4	1,297.9	1,213.1	975.0
Provision for Income Taxes(1)	244.5	192.4	187.1	317.2	304.9	245.9
Net Income	$882.6	$685.0	$677.3	$980.7	$908.2	$729.1
Percentage of Consolidated Net Income	51%	34%	61%	56%	45%	66%
Average Assets	$113,080.3	$107,700.1	$101,402.1	$39,241.4	$38,482.6	$41,176.6
Average Loans	$5,676.2	$6,315.5	$7,372.6	$35,396.9	$34,601.2	$34,804.4
Average Deposits	$91,906.8	$86,691.3	$81,742.1	$25,633.6	$25,558.2	$23,432.9
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) The current $58.8 million and prior-year $85.2 million severance-related charges, as well as, the prior-year $16.4 million software amortization acceleration and dispositions, and $6.5 million loss on securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.

52 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In Millions)	OTHER(3)			TOTAL CONSOLIDATED
FOR THE YEAR ENDED DECEMBER 31	2025	2024	2023	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$—	$—	$—	$5,017.8	$4,727.8	$4,361.8
Foreign Exchange Trading Income	—	—	—	240.8	231.2	203.9
Other Noninterest Income (Loss)	(25.2)	743.0	(188.4)	416.8	1,154.3	225.8
Total Noninterest Income	(25.2)	743.0	(188.4)	5,675.4	6,113.3	4,791.5
Net Interest Income (Expense)(1)	(29.8)	(25.8)	(57.5)	2,411.0	2,177.1	1,982.0
Revenue(1)	(55.0)	717.2	(245.9)	8,086.4	8,290.4	6,773.5
Provision for Credit Losses	3.2	(7.2)	—	(7.5)	(3.0)	24.5
Noninterest Expense
Compensation	1,665.4	1,495.3	1,409.5	2,571.3	2,471.1	2,321.8
Employee Benefits	304.3	260.4	256.0	462.1	417.8	405.2
Outside Services	805.0	763.4	672.0	988.5	998.0	906.5
Allocated Expense	(4,309.5)	(3,939.4)	(3,674.7)	—	—	—
Other Segment Items(2)	1,562.1	1,575.7	1,465.9	1,732.5	1,747.0	1,650.7
Total Noninterest Expense	27.3	155.4	128.7	5,754.4	5,633.9	5,284.2
Income before Income Taxes(1)	(85.5)	569.0	(374.6)	2,339.5	2,659.5	1,464.8
Provision for Income Taxes(1)	40.9	131.1	(75.5)	602.6	628.4	357.5
Net Income	$(126.4)	$437.9	$(299.1)	$1,736.9	$2,031.1	$1,107.3
Percentage of Consolidated Net Income	(7)%	21%	(27)%	100%	100%	100%
Average Assets	$1,171.5	$450.8	$70.5	$153,493.2	$146,633.5	$142,649.2
Average Loans	$—	$—	$—	$41,073.1	$40,916.7	$42,177.0
Average Deposits	$1,171.5	$450.8	$70.5	$118,711.9	$112,700.3	$105,245.5
(1) Financial measures stated on an FTE basis. The FTE adjustment was $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Current year includes the $19.2 million expense related to mark-to-market activity associated with existing Visa Class B swap agreements and the $15.9 million release of a Federal Deposit Insurance Corporation (FDIC) special assessment reserve. Prior-year includes the $878.4 million net gain related to Northern Trust’s participation in a Visa Exchange Offer, a $68.1 million gain related to the sale of an equity investment, partially offset by a $189.3 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio.
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
Asset Servicing Foreign Exchange Trading Income
Foreign Exchange Trading Income for 2025 increased from 2024, primarily driven by higher trading volumes from growth in outsourced client activity, partially offset by an unfavorable impact from higher foreign exchange swap activity executed by our Treasury department that is allocated to Asset Servicing.
Asset Servicing Other Noninterest Income
Other Noninterest Income for 2025 increased from 2024, primarily due to Security Commissions and Trading Income due to growth in outsourced trading activity.
Asset Servicing Net Interest Income
Net Interest Income on an FTE basis for 2025 increased from 2024, primarily due to the favorable impact of higher deposits and lower funding costs. Net interest margin on an FTE basis increased to 1.37% for 2025 from 1.26% in 2024.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Servicing Provision for Credit Losses
There was a negative Provision for Credit Losses of $3.2 million for 2025 compared to a negative Provision for Credit Losses of $4.6 million for 2024. The 2025 negative Provision for Credit Losses was primarily driven by refinements to factors used to estimate losses for the C&I portfolio. The negative Provision for Credit Losses during 2024 was primarily in the C&I portfolio, driven by an improvement in credit quality.
Wealth Management
Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. In supporting these targeted segments, Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management also includes Global Family Office, which provides customized services, including but not limited to: investment management; global custody; fiduciary; and private banking; family office consulting, and technology solutions, to meet the complex financial and reporting needs of family offices across the globe. Wealth Management is one of the largest providers of advisory services in the United States with AUC/A, assets under custody, and AUM of $1.3 trillion, $1.3 trillion, and $507.2 billion, respectively, at December 31, 2025. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 19 U.S. states and Washington, D.C., as well as offices in London, Guernsey, Singapore and Abu Dhabi.
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment, and Other Servicing Fees, please see the “Trust, Investment, and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Foreign Exchange Trading Income (Loss)
Foreign Exchange Trading Income for 2025 decreased from 2024, primarily driven by an unfavorable impact from higher foreign exchange swap activity executed by our Treasury department that is allocated to Wealth Management.
Wealth Management Net Interest Income
Net Interest Income on an FTE basis for 2025 increased from 2024, primarily due to lower funding costs, partially offset by a decline in loan yields. Net interest margin on an FTE basis increased to 2.71% for 2025 from 2.63% in 2024.
Wealth Management Provision for Credit Losses
There was a negative Provision for Credit Losses of $7.5 million for 2025 compared to a Provision for Credit Losses of $8.8 million in 2024. The negative Provision for Credit Losses during 2025 was primarily due to a decrease in collective reserves for the CRE portfolio driven by an improved industry outlook; partially offset by an increase in individual reserves related to a small number of non-performing loans. The Provision for Credit Losses during 2024 reflected an increase in the collective reserve, primarily in the C&I portfolio, driven by a small number of downgrades and increased duration, and the CRE portfolio, driven by higher exposure and portfolio quality.
Wealth Management Noninterest Expense
Wealth Management Noninterest Expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, increased in 2025 from 2024. The increase primarily reflects higher indirect expense allocations for certain corporate support services and Outside Services expense due to higher third party outsourcing expense.
Other
Other includes expenses for the Enterprise Chief Operating Office, Asset Management, corporate and support functions not directly incurred by, but ultimately allocated back to, our two client-focused reporting segments. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are retained within Other. Other also includes the FTE adjustments of $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.

54 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other—Noninterest Income (Loss)
Noninterest Income (Loss) in 2025 primarily reflects expenses for swap agreements related to Visa Inc. Class B common shares. The prior year primarily reflected the gain related to the net impact from the Visa-related transactions and the gain related to the sale of an equity investment, partially offset by the loss on sale of available for sale debt securities arising from a repositioning of the portfolio in the first quarter of 2024.
Other—Noninterest Expense
Noninterest Expense in 2025 primarily reflects non-allocated occupancy expense due to early lease exits on vacant space partially offset by the release of a portion of the FDIC special assessment. The prior year primarily reflected a $70.0 million charitable contribution to the Northern Trust Foundation, a $14.7 million expense related to the FDIC special assessment, a $10.6 million legal settlement, and non-allocated occupancy expense primarily arising from early lease exits.
CONSOLIDATED BALANCE SHEET REVIEW
The following tables summarize selected consolidated balance sheet information.
TABLE 25: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	DECEMBER 31, 2025	DECEMBER 31, 2024	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$53.5	$38.8	$14.7	38%
Interest-Bearing Due from and Deposits with Banks(1)	6.5	5.6	0.9	18
Federal Funds Sold and Securities Purchased under Agreements to Resell	2.7	0.4	2.3	N/M
Total Debt Securities	57.5	51.3	6.2	12
Loans	41.9	43.4	(1.5)	(3)
Other Interest-Earning Assets(2)	4.1	2.7	1.4	50
Total Earning Assets	166.2	142.2	24.0	17
Total Assets	177.1	155.5	21.6	14
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	115.4	98.1	17.3	18
Demand and Other Noninterest-Bearing Deposits	27.3	24.4	2.9	12
Federal Funds Purchased	2.1	2.2	(0.1)	(1)
Securities Sold under Agreements to Repurchase	0.3	0.5	(0.2)	(37)
Other Borrowings(3)	7.2	6.5	0.7	10
Total Stockholders’ Equity	13.0	12.8	0.2	1
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality
Securities Portfolio
The following table presents the remaining maturity and average yield of Northern Trust's available for sale (AFS) debt securities and held to maturity (HTM) debt securities by security type as of December 31, 2025. Book value is fair value for AFS debt securities and amortized cost for HTM debt securities. Depending on market conditions, Northern Trust continuously seeks to optimize its securities portfolio, including through purchases and sales of AFS debt securities from time to time.
TABLE 26: REMAINING MATURITY AND AVERAGE YIELD OF HELD TO MATURITY AND AVAILABLE FOR SALE DEBT SECURITIES

	DECEMBER 31, 2025
	TOTAL		ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Available for Sale
U.S. Government	$8,172.4	4.20%	$1,505.4	4.18%	$6,667.0	4.21%	$—	—%	$—	—%	29 mos.
Obligations of States and Political Subdivisions	313.1	2.07	—	—	242.9	1.99	70.2	2.35	—	—	45 mos.
Government Sponsored Agency	16,567.5	4.55	4,401.2	4.53	9,004.0	4.51	2,129.5	4.65	1,032.8	4.69	41 mos.
Non-U.S. Government	527.2	2.59	396.6	2.72	130.6	2.22	—	—	—	—	8 mos.
Corporate Debt	64.4	2.72	43.1	2.11	21.3	3.96	—	—	—	—	14 mos.
Covered Bonds	273.5	4.07	173.9	4.84	99.6	2.72	—	—	—	—	16 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,984.3	4.06	920.1	3.60	3,870.8	4.20	193.4	3.49	—	—	23 mos.
Other Asset-Backed	2,725.1	4.53	288.0	2.34	906.0	5.20	1,129.1	5.05	402.0	3.13	71 mos.
Commercial Mortgage-Backed	409.0	4.35	149.9	4.65	226.0	4.38	33.1	2.75	—	—	23 mos.
Total Available for Sale	$34,036.5	4.33%	$7,878.2	4.18%	$21,168.2	4.34%	$3,555.3	4.65%	$1,434.8	4.25%	37 mos.
Held to Maturity
Obligations of States and Political Subdivisions	$2,457.8	3.48%	$199.9	3.44%	$1,426.3	3.30%	802.3	3.79%	$29.3	4.14%	50 mos.
Government Sponsored Agency	8,424.5	2.15	883.5	2.44	4,253.8	2.16	1,906.9	2.12	1,380.3	1.98	66 mos.
Non-U.S. Government	4,741.0	0.78	3,616.1	0.54	1,124.9	1.58	—	—	—	—	9 mos.
Corporate Debt	389.0	1.98	207.5	1.99	181.5	1.96	—	—	—	—	19 mos.
Covered Bonds	1,754.5	2.19	548.8	3.78	1,118.3	1.19	87.4	5.02	—	—	24 mos.
Certificates of Deposit	444.5	2.47	444.5	2.47	—	—	—	—	—	—	0 mos.
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,511.5	1.99	1,614.4	1.28	2,891.1	2.40	6.0	(0.35)	—	—	23 mos.
Commercial Mortgage-Backed	37.6	5.04	—	—	37.6	5.04	—	—	—	—	17 mos.
Other	669.2	1.79	82.4	1.45	348.2	2.49	43.2	2.58	195.4	0.45	100 mos.
Total Held to Maturity	$23,429.6	1.98%	$7,597.1	1.39%	$11,381.7	2.23%	$2,845.8	2.68%	$1,605.0	1.83%	40 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

56 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
TABLE 27: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Government	$—	$8,172.4	$—	$—	$—	$8,172.4
Obligations of States and Political Subdivisions	40.7	272.4	—	—	—	313.1
Government Sponsored Agency	—	16,567.5	—	—	—	16,567.5
Non-U.S. Government	527.2	—	—	—	—	527.2
Corporate Debt	—	21.3	43.1	—	—	64.4
Covered Bonds	273.5	—	—	—	—	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,325.8	461.4	197.1	—	—	4,984.3
Other Asset-Backed	2,725.1	—	—	—	—	2,725.1
Commercial Mortgage-Backed	391.5	17.5	—	—	—	409.0
Total Available for Sale	$8,283.8	$25,512.5	$240.2	$—	$—	$34,036.5
Percent of Total Available for Sale	24%	75%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$986.0	$1,471.8	$—	$—	$—	$2,457.8
Government Sponsored Agency	—	8,424.5	—	—	—	8,424.5
Non-U.S. Government	649.7	1,231.7	2,844.7	14.9	—	4,741.0
Corporate Debt	159.2	150.2	79.6	—	—	389.0
Covered Bonds	1,754.5	—	—	—	—	1,754.5
Certificates of Deposit	—	—	—	—	444.5	444.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,412.9	776.2	321.2	1.2	—	4,511.5
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.0	—	—	—	616.2	669.2
Total Held to Maturity	$7,015.3	$12,092.0	$3,245.5	$16.1	$1,060.7	$23,429.6
Percent of Total Held to Maturity	30%	52%	14%	—%	4%	100%
Total Debt Securities	$15,299.1	$37,604.5	$3,485.7	$16.1	$1,060.7	$57,466.1
Percent of Total Debt Securities	27%	65%	6%	—%	2%	100%

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AS OF DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Government	$7,367.5	$—	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	38.5	259.1	—	—	—	297.6
Government Sponsored Agency	13,288.9	—	—	—	—	13,288.9
Non-U.S. Government	296.8	—	—	—	—	296.8
Corporate Debt	4.6	54.7	104.5	—	—	163.8
Covered Bonds	230.9	—	—	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,021.4	446.6	115.1	—	—	4,583.1
Other Asset-Backed	2,182.7	—	—	—	—	2,182.7
Commercial Mortgage-Backed	571.2	19.0	—	—	—	590.2
Total Available for Sale	$28,002.5	$779.4	$219.6	$—	$—	$29,001.5
Percent of Total Available for Sale	96%	3%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total Held to Maturity	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total Held to Maturity	71%	15%	10%	1%	3%	100%
Total Debt Securities	$43,783.4	$4,183.5	$2,428.3	$312.6	$590.4	$51,298.2
Percent of Total Debt Securities	85%	8%	5%	1%	1%	100%
Moody's downgraded the long-term credit rating of the U.S. from Aaa to Aa1 in May 2025. As a result, government sponsored agency securities are now AA rated in the table dated December 31, 2025 above.
As of both December 31, 2025 and December 31, 2024, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than six months, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
For additional information relating to the securities portfolio, refer to Note 4, “Securities,” provided in Item 8, “Financial Statements and Supplementary Data.”
Loans
For additional information relating to the loan portfolio, refer to Note 5, “Loans,” and Note 7, “Concentrations of Credit Risk” provided in Item 8, “Financial Statements and Supplementary Data.”

58 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the remaining maturity of loans by segment and class as of December 31, 2025.
TABLE 28: REMAINING MATURITY OF LOANS

	DECEMBER 31, 2025
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
U.S.:
Commercial
Commercial and Institutional	$9,995.0	$4,520.5	$5,239.2	$235.2	$0.1
Commercial Real Estate	5,272.2	1,125.1	3,629.1	518.0	—
Other	2,973.7	2,973.7	—	—	—
Personal
Private Client	14,550.4	10,473.6	3,930.3	146.4	0.1
Residential Real Estate	6,077.3	270.9	879.2	1,585.9	3,341.3
Other	232.2	232.2	—	—	—
Total U.S.	$39,100.8	$19,596.0	$13,677.8	$2,485.5	$3,341.5
Non-U.S.:
Non-U.S. - Commercial	$2,190.1	$2,177.3	$12.8	$—	$—
Non-U.S. - Personal	657.4	408.6	188.8	31.2	28.8
Total Non-U.S.	$2,847.5	$2,585.9	$201.6	$31.2	$28.8
Total Loans	$41,948.3	$22,181.9	$13,879.4	$2,516.7	$3,370.3
Note: Non-U.S. and Other U.S. loans primarily include short duration exposures related to custodied client investments.
TABLE 29: INTEREST RATE SENSITIVITY OF LOANS

	DECEMBER 31, 2025
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	FIVE TO FIFTEEN YEARS	OVER FIFTEEN YEARS
Fixed Rate:
Commercial
Commercial and Institutional	$213.3	$131.7	$55.5	$26.0	$0.1
Commercial Real Estate	158.9	20.4	131.0	7.5	—
Non-U.S.	54.7	54.7	—	—	—
Total Commercial	$426.9	$206.8	$186.5	$33.5	$0.1
Personal
Private Client	$284.8	$203.8	$80.4	$0.5	$0.1
Residential Real Estate	643.7	62.8	251.8	323.7	5.4
Non-U.S.	8.3	7.2	1.1	—	—
Total Personal	$936.8	$273.8	$333.3	$324.2	$5.5
Total Fixed Rate	$1,363.7	$480.6	$519.8	$357.7	$5.6
Variable Rate:
Commercial
Commercial and Institutional	$9,781.7	$4,388.8	$5,183.7	$209.2	$—
Commercial Real Estate	5,113.3	1,104.7	3,498.1	510.5	—
Non-U.S.	2,135.4	2,122.6	12.8	—	—
Other	2,973.7	2,973.7	—	—	—
Total Commercial	$20,004.1	$10,589.8	$8,694.6	$719.7	$—
Personal
Private Client	$14,265.6	$10,269.8	$3,849.9	$145.9	$—
Residential Real Estate	5,433.6	208.1	627.4	1,262.2	3,335.9
Non-U.S.	649.1	401.4	187.7	31.2	28.8
Other	232.2	232.2	—	—	—
Total Personal	$20,580.5	$11,111.5	$4,665.0	$1,439.3	$3,364.7
Total Variable Rate	$40,584.6	$21,701.3	$13,359.6	$2,159.0	$3,364.7
Total Loans	$41,948.3	$22,181.9	$13,879.4	$2,516.7	$3,370.3

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonaccrual Assets and 90 Days Past Due Loans
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is composed of commercial and residential properties acquired in partial or total satisfaction of loans. There was no outstanding OREO as of December 31, 2025 or December 31, 2024. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiation and renewals. For additional information relating to nonaccrual loans, refer to Note 5, “Loans,” provided in Item 8, “Financial Statements and Supplementary Data.”
The following table presents nonaccrual assets and loans that were delinquent 90 days or more and still accruing interest at December 31, 2025 and 2024.
TABLE 30: NONACCRUAL ASSETS

($ In Millions)	DECEMBER 31, 2025		2025 % OF TOTAL NONACCRUAL LOANS	DECEMBER 31, 2024	2024 % OF TOTAL NONACCRUAL LOANS
Nonaccrual Loans
Commercial
Commercial and Institutional	$39.7		52%	$29.8	53%
Commercial Real Estate	—		—	5.6	10
Non-U.S.	0.6		1	0.5	1
Total Commercial	$40.3		53%	$35.9	64%
Personal
Private Client	$6.7		9%	$2.3	4%
Residential Real Estate	29.7		38	17.8	32
Total Personal	$36.4		47%	$20.1	36%
Total Nonaccrual Loans	$76.7			$56.0
90 Day Past Due Loans Still Accruing	$25.0			$82.3
Nonaccrual Loans to Total Loans	0.18%			0.13%
Nonaccrual Coverage (Loans Allowance / Nonaccrual Loans)	2.1	x		3.0x
Nonaccrual assets as of December 31, 2025 increased from December 31, 2024, primarily due to downgrades of a small number of loans within the Residential Real Estate and C&I segments; partially offset by a decrease in CRE resulting from a loan sale. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee and CFO, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units.

60 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2025, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $164.3 million, $23.3 million, $9.3 million, and $1.4 million, respectively. As of December 31, 2024, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $168.0 million, $30.4 million, $6.5 million, and $1.0 million, respectively. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the years ended December 31, 2025 and 2024 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6, “Allowance for Credit Losses,” provided in Item 8, “Financial Statements and Supplementary Data.”
The following table shows the net recoveries (charge-offs) to average loans by segment and class at December 31, 2025, 2024, and 2023.
TABLE 31: NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS

($ in Millions)	2025	2024	2023
Net Recoveries (Charge-Offs) to Select Average Loans(1)
Commercial
Commercial and Institutional	—%	(0.12)%	—%
Commercial Real Estate	(0.02)	(0.05)	(0.10)
Total Commercial	(0.01)	(0.09)	(0.03)
Personal
Private Client	—	—	—
Residential Real Estate	0.02	0.06	0.02
Total Personal	0.01	0.02	0.01
Total Net Recoveries (Charge-Offs) to Select Average Loans(1)	—%	(0.03)%	(0.01)%
Net Recoveries (Charge-Offs)
Commercial
Commercial and Institutional	$0.1	$(12.8)	$0.2
Commercial Real Estate	(1.3)	(2.4)	(5.2)
Total Select Commercial(2)	(1.2)	(15.2)	(5.0)
Personal
Private Client	(0.1)	—	0.4
Residential Real Estate	1.3	3.9	1.3
Total Personal	1.2	3.9	1.7
Total Net Recoveries (Charge-Offs)(2)	$—	$(11.3)	$(3.3)
Average Loans
Commercial
Commercial and Institutional	$10,243.3	$11,127.6	$12,438.9
Commercial Real Estate	5,284.1	5,298.5	4,981.6
Total Select Commercial(1)	15,527.4	16,426.1	17,420.5
Personal
Private Client	15,071.6	14,171.2	14,000.2
Residential Real Estate	6,068.5	6,389.6	6,390.7
Total Select Personal(1)	21,140.1	20,560.8	20,390.9
Total Select Average Loans(1)	$36,667.5	$36,986.9	$37,811.4
(1) The table excludes the Other and Non-U.S. average loan segments.
(2) As of December 31, 2025, there was a $0.3 million net charge-off in other commercial which was not reflected as the segment is excluded from the table above. As of December 31, 2023, there was a $0.5 million net charge-off in other commercial which was not reflected as the segment is excluded from the table above.
Net recoveries (charge-offs) for the Non-U.S. segment was zero and therefore the ratio of net recoveries (charge-offs) to average loans was excluded from the above table. Total average loans for all loan portfolio categories were $41.1 billion, $40.9 billion, and $42.2 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides the allowance evaluated on an individual and collective basis for the loans portfolio by segment and class at December 31, 2025 and 2024.
TABLE 32: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2025		2024
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$10.2	—%	$3.2	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	61.0	24	59.3	24
Commercial Real Estate	85.6	13	105.3	12
Non-U.S.	1.7	5	1.0	5
Other	—	7	—	5
Total Commercial	148.3	49	165.6	46
Personal
Private Client	12.8	34	9.7	37
Residential Real Estate	13.0	14	18.7	14
Non-U.S.	3.3	2	1.2	2
Other	—	1	—	1
Total Personal	29.1	51	29.6	54
Total Allowance Evaluated on a Collective Basis	$177.4		$195.2
Total Allowance for Credit Losses	$187.6		$198.4
Allowance Assigned to:
Loans	$164.3		$168.0
Undrawn Commitments and Standby Letters of Credit(1)	23.3		30.4
Total Allowance for Credit Losses	$187.6		$198.4
Allowance Assigned to Loans to Total Loans	0.39%		0.39%
(1) The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in Other Liabilities on the consolidated balance sheets.
Allowance Related to Credit Exposure Evaluated on an Individual Basis: The allowance evaluated on an individual basis is determined through individual evaluations of loans and lending-related commitments that have defaulted, generally those with Borrower Ratings of 8 and 9. These evaluations are based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. The allowance evaluated on an individual basis for Loans increased $7.0 million from $3.2 million at December 31, 2024 to $10.2 million at December 31, 2025, primarily attributable to a small number of non-performing loans.
Allowance Related to Credit Exposure Evaluated on a Collective Basis: The allowance evaluated on a collective basis for loans decreased $10.7 million to $154.1 million at December 31, 2025, compared with $164.8 million at December 31, 2024, primarily in the CRE portfolio, driven by an improved industry outlook. The allowance evaluated on a collective basis for undrawn loan commitments and letters of credit decreased $7.1 million to $23.3 million at December 31, 2025, compared with $30.4 million at December 31, 2024, primarily in the C&I portfolio, driven by a refinement of factors used to estimate credit losses.
Capital Expenditures
The components of capital expenditures are provided in the following table.
TABLE 33: CAPITAL EXPENDITURES

(In Millions)	2025	2024
Software	$700.2	$644.0
Computer Hardware	38.4	49.3
Building, Leasehold Improvements, and Other	35.6	52.2
Total Capital Expenditures	$774.2	$745.5
Northern Trust’s technology investments support infrastructure modernization including the use of external cloud technologies, increased operational efficiency, increased resiliency, and development of capabilities to enable growth with the delivery of secure and innovative solutions to our clients across the globe.

62 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2025. For additional information, refer to Note 11, “Deposits,” provided in Item 8, “Financial Statements and Supplementary Data.”
TABLE 34: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2025
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
3 Months or Less	$3,639.1	$946.7	$4,585.8
Over 3 Months through 6 Months	1,275.8	36.9	1,312.7
Over 6 Months through 12 Months	657.5	11.7	669.2
Over 12 Months	38.8	—	38.8
Total	$5,611.2	$995.3	$6,606.5
Deposits not insured by the FDIC as of December 31, 2025 and 2024 totaled $135.2 billion and $115.4 billion, respectively. These deposit amounts are derived by adding estimated U.S. office uninsured deposits as allowed by Federal Financial Institutions Examination Council instructions to all non-U.S. office deposits. Estimated uninsured U.S. office deposits are determined by calculating and totaling the deposits in excess of the deposit insurance limit on an individual account basis.
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
Geographic Area Information
Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S. and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. Therefore, certain subjective estimates and assumptions have been made to allocate assets between U.S. and non-U.S. operations. The results are also subject to refinements in allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so. On the basis of averages, the percentage of total assets attributable to foreign activities was 32% as of both December 31, 2025 and 2024. On the basis of averages, the percentage of total liabilities attributable to foreign activities was 54% as of both December 31, 2025 and 2024.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables present selected average assets and liabilities attributable to non-U.S. operations (based on the obligor’s domicile). For additional information refer to Note 31, “Reporting Segments and Related Information,” provided in Item 8, “Financial Statements and Supplementary Data.”
TABLE 35: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2025	2024
Total Assets	$48,433.2	$47,468.6
Time Deposits with Banks	1,588.5	1,445.9
Loans	3,001.9	3,021.4
Investments	15,845.1	16,035.5
Total Liabilities	$76,141.0	$72,290.3
Deposits	73,985.6	70,364.6
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the years ended December 31, 2025, 2024, and 2023.
TABLE 36: CASH FLOW ACTIVITY SUMMARY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$5,533.5	$(486.0)	$2,625.6
Investing activities	(20,169.9)	(2,563.5)	4,784.1
Financing activities	15,175.9	3,439.5	(7,182.6)
Effect of Foreign Currency Exchange Rates on Cash	656.4	(504.3)	(89.8)
Change in Cash and Due from Banks	$1,195.9	$(114.3)	$137.3
Operating Activities
Net cash provided by operating activities of $5.5 billion for the year ended December 31, 2025 was primarily attributable to lower net collateral deposited with derivative counterparties and period earnings.
For the year ended December 31, 2024, net cash used by operating activities of $486.0 million was primarily attributable to higher net collateral deposited with derivative counterparties and pension plan contributions.
Investing Activities
Net cash used in investing activities of $20.2 billion for the year ended December 31, 2025 was primarily attributable to higher levels of deposits placed with the Federal Reserve and other central banks and net purchases of AFS and HTM debt securities.
For the year ended December 31, 2024, net cash used in investing activities of $2.6 billion was primarily attributable to net purchases of AFS debt securities and higher levels of deposits placed with the Federal Reserve and other central banks, partially offset by lower levels of loans, net proceeds from held to maturity debt securities, and the proceeds from the sale of Visa Class C common shares.
Financing Activities
Net cash provided by financing activities of $15.2 billion for the year ended December 31, 2025 was primarily attributable to increased levels of total deposits, partially offset by common stock repurchases. The increase in total deposits was primarily attributable to non-U.S. offices.
For the year ended December 31, 2024, net cash provided by financing activities of $3.4 billion was primarily attributable to increased levels of total deposits, partially offset by common stock repurchases and lower levels of federal funds purchased. The increase in total deposits was primarily attributable to non-U.S. offices and savings certificates and other time deposits.
CAPITAL MANAGEMENT
One of Northern Trust’s primary objectives is to maintain a strong capital position to merit the confidence of clients, counterparties, creditors, regulators and stockholders. A strong capital position helps Northern Trust execute its strategies and withstand unforeseen adverse developments.

64 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senior management, with oversight from the Risk Committee of the Board of Directors and the full Board of Directors, is responsible for capital management and planning. Northern Trust manages its capital on both a total Corporation basis and a legal entity basis. The Capital Committee is responsible for measuring and managing capital metrics against levels set forth within the Capital Policy approved by the Risk Committee of the Board of Directors. In establishing the metrics related to capital, a variety of factors are taken into consideration, including the unique risk profiles of Northern Trust’s businesses, regulatory requirements, capital levels relative to peers, economic and market forecasts, and the impact on credit ratings.
Capital levels were higher in 2025 as average stockholders’ equity increased $376.1 million, or 3%, to $12.7 billion. Total stockholders’ equity was $13.0 billion at December 31, 2025, as compared to $12.8 billion at December 31, 2024. Preferred dividends totaling $41.8 million were declared in 2025. During 2025, the Corporation increased its quarterly common stock dividend from $0.75 to $0.80 per common share. Common dividends totaling $600.5 million were declared in 2025. During the year ended December 31, 2025, the Corporation repurchased 11,005,509 shares of common stock, including 450,486 shares withheld related to share-based compensation, at an average price per share of $115.72.
In accordance with Basel III requirements, capital ratios are calculated using both the standardized and advanced approaches. As required by the Dodd-Frank Act, the lower of each capital ratio calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2025 and 2024.
TABLE 37: CAPITAL ADEQUACY

($ In Millions)	DECEMBER 31, 2025		DECEMBER 31, 2024
	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$12,073.0	$12,073.0	$11,903.5	$11,903.5
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(715.9)	(715.9)	(699.0)	(699.0)
Other	(164.6)	(164.6)	(166.3)	(166.3)
Total Common Equity Tier 1 Capital	11,192.5	11,192.5	11,038.2	11,038.2
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.8	884.8
Other	(68.9)	(68.9)	(52.8)	(52.8)
Total Additional Tier 1 Capital	816.0	816.0	832.0	832.0
Total Tier 1 Capital	12,008.5	12,008.5	11,870.2	11,870.2
Tier 2 Capital
Qualifying Allowance for Credit Losses	198.4	—	205.9	—
Qualifying Subordinated Debt	2,097.3	2,097.3	1,347.1	1,347.1
Total Tier 2 Capital	2,295.7	2,097.3	1,553.0	1,347.1
Total Risk-Based Capital	$14,304.2	$14,105.8	$13,423.2	$13,217.3
Risk-Weighted Assets(1)	$89,015.4	$74,843.6	$88,939.7	$75,920.9
Total Assets – End of Period (EOP)	177,132.7	177,132.7	155,508.4	155,508.4
Adjusted Average Fourth Quarter Assets(2)	154,083.9	154,083.9	145,666.8	145,666.8
Total Loans – EOP	41,948.3	41,948.3	43,390.6	43,390.6
Common Stockholders’ Equity to:
Total Loans – EOP	28.78%	28.78%	27.43%	27.43%
Total Assets – EOP	6.82	6.82	7.65	7.65
Risk-Based Capital Ratios
Common Equity Tier 1 Capital	12.6%	15.0%	12.4%	14.5%
Tier 1 Capital	13.5	16.0	13.3	15.6
Total Capital (Tier 1 and Tier 2)	16.1	18.8	15.1	17.4
Tier 1 Leverage	7.8	7.8	8.1	8.1
Supplementary Leverage	N/A	8.7	N/A	8.9
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
As of December 31, 2025 and 2024, the Corporation’s capital ratios far exceeded the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 65

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
The results of the 2025 DFAST, published by the Federal Reserve Board on June 27, 2025, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2025 and continues through September 30, 2026. On February 4, 2026, the Federal Reserve notified the Corporation that because the Stress Testing Transparency Proposal remains subject to public comment, absent further action from the Federal Reserve, the Corporation’s stress capital buffer requirement will remain at 2.5% until September 30, 2027.
In 2023, the U.S. banking agencies issued the Basel III Endgame Proposal. The Federal Reserve announced in September 2024 that it would publish a re-proposal of its regulations finalizing the Basel III standards. That re-proposal is expected in early 2026. The potential impacts on the Corporation and the Bank of a final rule remain uncertain until a final rule is published.
Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation—Capital Adequacy Requirements” section of Item 1, “Business,” and Note 32, “Regulatory Capital Requirements,” provided in Item 8, “Financial Statements and Supplementary Data.”
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” provided in Item 8, “Financial Statements and Supplementary Data.” The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The SEC has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2025 and changes in estimates are reasonably likely to occur from period to period.
For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses and pension plan accounting. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board of Directors (Audit Committee).
Allowance for Credit Losses
The Allowance for Credit Losses—which represents management’s estimate of lifetime expected credit losses related to various financial assets subject to credit risk, off-balance sheet credit exposure, and specific borrower relationships—is determined by management through a disciplined credit review process. Northern Trust measures expected credit losses of financial assets with similar risk characteristics on a collective basis. The allowance for a financial asset that does not share similar risk characteristics with other financial assets is determined through an individual evaluation.
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

66 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For each class, the PD and LGD are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar characteristics. For periods beyond the reasonable and supportable period, Northern Trust reverts to its long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end, with adjustments made for potential draws on off-balance sheet commitments.
Estimating expected lifetime losses requires the use of projected macroeconomic factors. The Corporation uses multiple forecasts approved by Northern Trust’s MSDC. The baseline forecast aligns with the Corporation’s latest thinking on macroeconomic projections for the next eight quarters. An alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles. The forecasts are probability-weighted at each evaluation period and are management’s best estimate of future economic projections at that time.
The allowance estimate is sensitive to changes in portfolio composition, portfolio quality, and macroeconomic forecasts. Increases in the amount of borrowing and material downgrades to the quality of the lending portfolio will increase the reserve, all else equal. Similarly, deteriorating projections for macroeconomic conditions will increase the reserve. Macroeconomic factors that are particularly correlated to Northern Trust’s loan portfolio are GDP growth, unemployment, non-farm employment, corporate profits, consumer spending, personal income, commercial real estate prices, housing price index, credit spreads, and market volatility. To demonstrate the sensitivity to changes in macroeconomic conditions, Northern Trust applied a 100% probability weighting to downturn conditions, resulting in an increase to the collective component of the allowance for the loan portfolio of approximately $102.4 million as of December 31, 2025. The investment security and other financial assets portfolios are less sensitive to macroeconomic factors in terms of overall reserve impact due to factors such as high credit quality, short duration, and low historical losses.
The commercial and institutional (C&I) portfolio utilizes Northern Trust’s internal borrower rating assessments to determine initial credit quality. A sensitivity analysis was performed to determine the impact of upgrades or downgrades by shifting the rating up or down by one rating class, assuming no changes to other factors, such as macroeconomic projections or qualitative adjustments. The analysis excludes defaulted loans and does not assume a default event; hence, borrowers in the lowest non-default rating class were not downgraded. Similarly, those in the highest rating class could not be upgraded. Assuming the final forecast probability weighting, the collective component of the allowance assigned to the C&I portfolio would increase by approximately $74.4 million as of December 31, 2025 if all C&I borrowers were downgraded by one performing rating class. The C&I collective allowance would decrease by approximately $38.7 million as of December 31, 2025 if borrower ratings were upgraded by one rating class.
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
Allowance Evaluated on an Individual Basis. The allowance evaluated on an individual basis is determined through individual evaluations of loans and lending-related commitments that have defaulted. These evaluations are based on expected future cash flows, the value of collateral, and other factors that may impact the borrowers’ ability to pay. For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 67

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
Northern Trust recognizes the significant impact that pension-related assumptions have on the determination of the pension obligations and related expense and has established procedures for monitoring and setting these assumptions each year. These procedures include an annual review of actual demographic and investment experience with the pension plans’ actuaries. In addition to actual experience, adjustments to these assumptions consider observable yields on fixed income securities, known compensation trends and policies, as well as economic conditions and investment strategies that may impact the estimated long-term rate of return on plan assets.
In evaluating pension-related assumptions for the remeasurement of the U.S. pension plans as of December 31, 2025, and for determining 2026 pension expense, the following were considered:
•Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the plan specific projected cash flows for future benefit payments for each plan to the Aon AA Above Median yield curve as of the measurement date. This yield curve is composed of individual zero-coupon interest rates for 198 different time periods over a 99-year time horizon. Zero-coupon rates utilized by the yield curve are mathematically derived from observable market yields for AA-rated corporate bonds. This yield curve model referenced by Northern Trust in establishing the discount rate resulted in a rate of 5.53% and 5.22% at December 31, 2025 for the U.S. Qualified and U.S. Non-Qualified Plans, respectively.
•Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption has been updated to be based on a graded schedule from 9.50% to 2.50% that averages 5.76%.
•Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption for the U.S. Qualified Plan continues to be 7.25%.
•Mortality Table: Northern Trust adopted the aggregate Pri-2012 mortality table with a 2012 base year in 2019. Northern Trust’s pension obligations reflect proposed future improvement under scale MP-2021, which was released by the Society of Actuaries in October 2021. As in prior year, no change to these assumptions was made in 2025 since the Society of Actuaries did not release any updates to its mortality tables and improvement scales in 2025 due to the still uncertain long-term impacts of the COVID-19 pandemic. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2026.
Net pension expense in 2026 is expected to increase by approximately $22.2 million, primarily driven by higher amortization of previously incurred asset losses and expense impacts from lower discount rates.

68 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In order to illustrate the sensitivity of certain assumptions on the expected U.S. pension plans’ 2026 periodic pension expense and the projected benefit obligation as of December 31, 2025, the following table is presented to show the effect of increasing or decreasing each of the assumptions by 25 basis points.
TABLE 38: SENSITIVITY OF U.S. PENSION PLANS ASSUMPTIONS

(In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2026 Pension Expense
Discount Rate Change	$(2.9)	$3.0
Compensation Level Change	2.6	(2.3)
Rate of Return on Plan Assets Change	(4.1)	4.1
Increase (Decrease) in December 31, 2025 Projected Benefit Obligation
Discount Rate Change	(31.5)	32.9
Compensation Level Change	9.9	(9.6)
For the measurement of the pension obligation as of December 31, 2024, and determination of 2025 pension expense for the U.S. Qualified Plan and for the U.S. Non-Qualified Plan, Northern Trust utilized a discount rate of 5.70% and 5.55%, respectively. For both plans, the rate of increase in the compensation level was based on a graded schedule from 9.00% to 2.50% that averaged 5.56%. The expected long-term rate of return on U.S. Qualified Plan assets was 7.25% as of December 31, 2024.
Pension Contributions. The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the Pension Protection Act of 2006. Northern Trust contributed $125.0 million to the U.S. Qualified Plan for the 2025 plan year and $200.0 million for the 2024 plan year at the beginning of 2025 and 2024, respectively. The minimum required and the maximum deductible contributions to the U.S. Qualified Plan for 2026 are expected to be zero and $280.0 million, respectively. Annual contributions are made to the U.S. Non-Qualified Plan to fully fund the plan’s Accumulated Benefit Obligation.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03). ASU 2024-03 requires disaggregated disclosures in tabular format for specific income statement expense categories as well as a narrative disclosure about selling expenses. The amendments in ASU 2024-03 do not change or remove existing income statement presentation or disclosure requirements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain enhancements within the notes to the consolidated financial statements and therefore is not expected to have an impact on Northern Trust’s consolidated balance sheets or consolidated statements of income.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06). ASU 2025-06 changes the cost capitalization threshold by removing the accounting consideration given to software project development stages and replaces it with the following criteria that must be met for entities to begin capitalizing software costs: (1) management has authorized and committed to funding the project and (2) it is ‘probable’ the project will be completed and the software used to perform its intended function (referred to as the ‘probable-to-complete’ threshold). In addition, ASU 2025-06 specifies that entities must apply the disclosure requirements in ASC 360-10, Property, Plant, and Equipment—Overall to capitalized internal-use software and related amortization, regardless of how the internal-use software is classified on the balance sheet. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, although early adoption is permitted. Northern Trust is currently assessing the impacts upon adoption of ASU 2025-06.
Other accounting pronouncements that were issued by the FASB but not yet adopted as of December 31, 2025 are not expected to have a material impact on Northern Trust’s consolidated balance sheets or consolidated statements of income upon adoption.
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
Northern Trust’s risk management framework contains three inter-related elements, designed to support consistent enterprise risk identification, management and reporting: a comprehensive risk inventory, a static taxonomy of risk categories and a dynamic taxonomy of risk themes. The risk inventory is a detailed register of the risks inherently faced by Northern Trust. The risk categories and risk themes are classification systems used for classifying and managing the risk inventory and enabling different risk profile views. All identified risks inherent in Northern Trust’s business activities are cataloged into the following risk categories: credit, operational, technology and cyber, fiduciary, compliance, liquidity, market, and strategic risk. All material risks are also dynamically cataloged into various risk themes which are defined groupings that share common characteristics, focus on business outcomes and span across risk categories.
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

70 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
TABLE 39: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Risk Committee	Technology and Operations Committee	Human Capital and Compensation Committee

Global Enterprise Risk Committee (GERC)
Credit Risk Committee	Market & Liquidity Risk Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance Risk Committee	Information Technology Risk Committee
The Board of Directors provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Risk Committee, the Technology and Operations Committee, and the Human Capital and Compensation Committee.
The Board of Directors annually approves Northern Trust’s risk management framework and Corporate Risk Appetite Statement.
The Audit Committee provides oversight with respect to financial reporting and legal risk.
The Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, technology and cyber risk, fiduciary risk, compliance risk, market risk, liquidity risk, strategic risk, and associated risk themes. The Risk Committee also assists the Board of Directors in discharging its oversight duties with respect to capital management and resolution planning activities.
The Technology and Operations Committee assists in oversight of the technology and operations of the Corporation including related strategies, investments, and risks. The Technology and Operations Committee’s responsibility for oversight of relevant risks complements, but does not supersede, the oversight responsibility of the Risk Committee of the Board, which has primary responsibility for the risk management framework.
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
The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk and compliance, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are identified, understood, appropriately monitored and mitigated. The CRO reports directly to the Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the risk management framework, the Chief Risk Officer, Chief Compliance and Ethics Officer, Head of Financial Risk, Chief Operational Risk Officer, Chief Technology Risk Officer, Head of Strategic Risk, Chief Fiduciary Risk Officer, International Chief Risk Officer, Head of Enterprise Risk Management, Chief Executive Officer, President—Asset Management, President—Asset Servicing, President—Wealth Management, Chief Financial Officer, Chief Information Officer and Chief Operating Officer, meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk and risk themes within Northern Trust. Other executive management as defined in the GERC Charter attend each GERC meeting as a non-voting member. Among other risk management responsibilities, GERC receives reports, escalations, or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:
The Credit Risk Committee (CRC) is the most senior credit committee at Northern Trust, with responsibility for establishing, approving, and monitoring credit-related policies and programs throughout the Bank.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Market & Liquidity Risk Committee oversees activities relating to the management of market and liquidity risks by facilitating a focused review of market and liquidity risk exposures and providing rigorous challenge of related policies, key assumptions, and practices.
The Operational Risk Committee provides independent oversight and is responsible for setting the operational risk-related policies and developing and implementing the operational risk management framework and programs that support coordination of operational risk activities.
The Fiduciary Risk Committee is responsible for establishing and reviewing the fiduciary risk policies and establishing the fiduciary risk framework, governance and programs that support the coordination of fiduciary risk activities.
The Compliance Risk Committee provides oversight and direction with respect to compliance policies, implementation of the compliance and ethics program, and the coordination of regulatory compliance initiatives across the Corporation.
The Information Technology Risk Committee provides oversight and direction with respect to information security, technology and cyber risk. The committee is responsible for recommending the policies related to, and overseeing development and implementation of the risk management framework, standards and processes supporting coordination and governance of, information security, technology and cyber risk management activities.
In addition to the aforementioned committees, Northern Trust establishes business risk committees, and a Swap Dealer Risk Committee, that also report into GERC.
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
Northern Trust defines its risk appetite as the aggregate level and types of risk the Board of Directors and senior management are willing to assume to achieve the Corporation’s strategic objectives and business plan, consistent with prudent management of risk and applicable capital, liquidity, and other regulatory requirements. It includes consideration of the likelihood and impact of risks, using both monetary loss and non-financial measures across risk categories to monitor against tolerance thresholds and guideline levels that trigger escalation to risk committees, senior management, and the Board of Directors or committees thereof, as appropriate.
Independent Review and Verification
Independent review and risk control is provided through Model Risk Management, Credit Review, and Global Compliance Testing. Model Risk Management administers the enterprise-wide model risk framework, including independent validation and ongoing review of new and existing models used to support risk management, capital estimation, financial reporting and disclosures, valuation and pricing, and portfolio management. The framework also applies to artificial intelligence, machine learning, and other advanced analytics models, which are subject to risk-based governance, independent validation, and ongoing monitoring commensurate with their complexity, materiality, and use.
Credit Review provides an independent, ongoing assessment of credit exposure and related Credit Risk Management processes across Northern Trust. Lastly, Global Compliance Testing evaluates the effectiveness of procedures and controls aligned with our Compliance Risk Assessment program which, in turn, aligns with regulatory expectations to comply with relevant laws and regulations, as well as, corresponding Northern Trust policies. The Risk Committee has oversight responsibility with respect to these independent review and control groups.
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

72 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
While independent of the business units that manage client relationships, Risk Management works closely with them to achieve the goal of assuring proactive management of credit risk. To monitor and control credit risk, Risk Management maintains a framework that consists of policies, standards, and programs designed to promote a prudent credit culture and monitors adherence to those internal policies, standards, and programs, as well as external regulations. Credit Review independently evaluates the effectiveness of the credit risk framework.
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
The Credit Risk Management function is responsible for the ongoing oversight of each model that supports the internal risk-rating system. Independent model governance and oversight is further supported by the activities of Model Risk Management.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2025 and 2024.
TABLE 40: UNDRAWN COMMITMENTS TO EXTEND CREDIT BY INDUSTRY SECTOR

	DECEMBER 31, 2025				DECEMBER 31, 2024
	COMMITMENTS				COMMITMENTS
(In Millions)	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional(1)
Finance and Insurance	$3,898.9	$2,009.3	$1,889.6	$495.2	$3,936.8	$1,928.3	$2,008.5	$927.0
Holding Companies	1.0	1.0	—	99.8	7.4	—	7.4	31.9
Manufacturing	6,478.6	1,161.8	5,316.8	1,145.3	6,255.5	873.9	5,381.6	1,231.2
Mining	1,034.1	294.8	739.3	32.2	472.5	24.5	448.0	33.5
Private Equity	2,217.2	1,318.2	899.0	3,457.4	2,414.8	2,110.7	304.1	3,154.6
Public Administration	—	—	—	15.5	50.0	50.0	—	0.9
Retail Trade	930.2	320.5	609.7	146.1	882.5	323.7	558.8	204.6
Services	6,235.2	2,493.4	3,741.8	3,398.9	5,671.2	2,551.6	3,119.6	3,812.6
Transportation and Warehousing	242.5	—	242.5	246.3	318.9	75.0	243.9	242.8
Utilities	1,449.3	108.3	1,341.0	63.2	1,363.1	9.6	1,353.5	73.5
Wholesale Trade	657.1	59.0	598.1	542.5	739.9	15.2	724.7	491.6
Other Commercial	200.2	116.5	83.7	352.6	141.8	93.4	48.4	332.9
Commercial and Institutional	23,344.3	7,882.8	15,461.5	9,995.0	22,254.4	8,055.9	14,198.5	10,537.1
Commercial Real Estate	268.7	17.9	250.8	5,272.2	376.5	139.1	237.4	5,314.2
Non-U.S.
Other Non-US	729.9	279.9	450.0	1,545.2	1,549.3	898.7	650.6	1,143.9
Private Equity	240.0	98.3	141.7	644.9	210.1	141.6	68.5	970.0
Non-U.S.	969.9	378.2	591.7	2,190.1	1,759.4	1,040.3	719.1	2,113.9
Other	77.1	77.1	—	2,973.7	83.5	83.5	—	2,313.6
Total Commercial	24,660.0	8,356.0	16,304.0	20,431.0	24,473.8	9,318.8	15,155.0	20,278.8
Personal
Private Client	3,939.1	2,535.4	1,403.7	14,550.4	2,635.2	995.8	1,639.4	15,848.8
Residential Real Estate	515.2	68.2	447.0	6,077.3	679.5	214.0	465.5	6,109.9
Non-U.S.	—	—	—	657.4	354.3	321.0	33.3	674.7
Other	—	—	—	232.2	—	—	—	478.4
Total Personal	4,454.3	2,603.6	1,850.7	21,517.3	3,669.0	1,530.8	2,138.2	23,111.8
Total	$29,114.3	$10,959.6	$18,154.7	$41,948.3	$28,142.8	$10,849.6	$17,293.2	$43,390.6
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

74 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Operational Risk Framework and Governance
To monitor and control operational risk, Northern Trust maintains a framework consisting of risk management policies, programs and practices designed to promote a sound operational environment and maintain the Corporation’s operational risk profile and losses within approved risk appetites and guidelines. The framework implements a structured approach to establishing and communicating operational risk management practices and responsibilities. This structured approach to measuring and managing operational risk addresses operational resilience which requires that Northern Trust minimize service disruptions and limit systemic impacts from adverse events as well as risk quantification. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that influence risk and drive action to maintain operational resilience and reduce future loss events. The Operational Risk Management function operates within the independent second line risk function and is responsible for defining the operational risk management framework and providing independent oversight of the framework implementation and application across Northern Trust. It is the responsibility of each business and corporate function to implement the enterprise-wide operational risk framework and business and function-specific risk management programs to identify, monitor, measure, manage and report on operational risk and mitigate Northern Trust’s exposure to disruption and loss. Several key programs support the operational risk framework, including:

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 75

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
•Change Risk and Product Risk Management Program - a program used for evaluating and managing risks associated with the introduction of new or modified products and services and significant changes to operating processes.
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
•Model Risk Management Program - a program that is responsible for the implementation and management of the enterprise-wide model risk framework and independently validating new models and reviewing and re-validating existing models.
•AI Risk Program - a program to identify, assess, and monitor risks from the use of AI, ensuring AI technologies operate safely, responsibly, and within Northern Trust’s risk appetite.
The Operational Risk Committee (ORC) is responsible for overseeing the activities of Northern Trust related to the management of operational risk including establishing and maintaining the Corporate Operational Risk Management Policy and approving the operational risk framework and programs. The purpose of the committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks. This includes identification and assessment of evolving risk trends across the operational risk framework and how these can be best managed.
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

76 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
All of Northern Trust’s businesses are required to risk-assess all of their functions regularly and develop business continuity plans covering resource requirements (people, systems, vendor relationships and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. The business continuity plans are required to be reviewed and tested at least annually. The ORC annually reviews and approves the corporate business continuity and disaster recovery policy.
Technology and Cyber Risk
Technology risk is an event that may cause an adverse impact on the integrity or availability of Northern Trust’s critical data, business processes, and/or other functions which may arise from the failure of: (a) integrity and availability of critical data; (b) resiliency of technology infrastructure and applications; (c) risks from internal system disruptions, change management failures, and technology governance gaps. Cyber risk is the risk of financial loss or adverse impact to the confidentiality integrity, and availability of Northern Trust’s electronic information, computer/communication systems, or technical infrastructure resulting from breaches or attacks on information systems and control which may arise from: (a) threats to confidentiality, integrity, and availability of information; (b) breaches, malware, and exploitation of vulnerabilities; (c) failure of identity and access management, threat monitoring, and incident response. Additional information regarding the manner in which cyber risk is managed can be found in Item 1C, “Cybersecurity.”
Technology and Cyber Risk Oversight
The Technology and Cyber Risk Management function provides oversight to the identification, assessment, measurement, monitoring, and reporting on technology and cyber risk matters. Technology and cyber risk is best managed at the source of the risk, and is mitigated through internal controls and risk management designed to identify, understand, and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in supporting the organization’s growth and client preferences for interacting with technology. Each business is responsible for complying with all corporate policies and for establishing specific procedures to manage technology and cyber risk within the desired risk appetite.
Technology and Cybersecurity Governance
The Information Technology Risk Committee (ITRC) is responsible for overseeing activities related to management of technology and cyber risk and for reviewing the Cyber and Technology Risk Management Policy and standards. Further, it supports the coordination of activities to identify, monitor, manage, and report on technology and cyber risk. In addition, the ITRC serves as an escalation point for significant issues raised by its subcommittee(s) or elsewhere within the organization.
Fiduciary Risk
Fiduciary risks arise from the failure: (a) in administering or managing financial and other assets in clients’ fiduciary accounts; (b) to adhere to a fiduciary standard of care if required under the terms of governing documents or applicable laws; or (c) to properly discharge fiduciary duties. Fiduciary status may hinge on the nature of a particular function being performed and fiduciary standards may vary by jurisdiction, type of relationship, and governing document.
Fiduciary Risk Overview
The fiduciary risk management framework identifies, assesses, measures, treats and controls, monitors, and reports on fiduciary risk matters deemed significant. Fiduciary risk is best managed at the source of the risk, and is mitigated through internal controls and risk management practices that are designed to identify, understand, and keep such risk at levels consistent with the organization’s overall risk appetite while also managing the inherent risk in each client relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations and for establishing specific procedures, standards, and guidelines to manage fiduciary risk within the desired risk appetite.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 77

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
In addition, the Data Privacy Program sets forth a consistent, global approach to compliance with all applicable laws, rules, and regulations relating to privacy and establishes overarching principles for the responsible use and protection of confidential information.
Compliance Risk Framework and Governance
The compliance risk management framework identifies, assesses, controls, measures, monitors and reports on compliance risk. The framework is designed to minimize compliance risk and maintain an environment in which criminal or regulatory violations do not occur. The framework includes a comprehensive governance structure and a Compliance and Ethics Program approved by the Risk Committee.
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
The CRC oversees and provides direction with respect to the implementation of Northern Trust’s Compliance and Ethics Program and the coordination of compliance initiatives across the enterprise. The CRC approves policies necessary to effectively manage Regulatory and Financial Crime Risk. The Chief Compliance and Ethics Officer reports to the Risk Committee, as appropriate, and chairs the CRC.
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

78 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
U.S. Liquidity Coverage Ratio
The LCR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a 30 calendar-day standardized supervisory liquid stress scenario. The requirements of the LCR Final Rule are intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The Corporation and the Bank each satisfied the U.S. liquidity coverage ratio requirements during 2025.
U.S. Net Stable Funding Ratio
The NSFR Final Rule requires covered banking organizations, which include the Corporation, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), over a one-year time horizon. The NSFR is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, promote effective liquidity risk management, and support the ability of banking organizations to provide financial intermediation to businesses and households across a range of market conditions. The NSFR supports financial stability by requiring banking organizations to fund their activities with stable sources of funding on an ongoing basis, reducing the possibility that funding shocks would substantially increase distress at individual banking organizations. The Corporation and the Bank each satisfied the NSFR requirements during 2025.
Funding
Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 66% and 62% of total assets as of December 31, 2025 and 2024, respectively. The market value of unencumbered securities at the Bank, which include those placed at the central bank discount window, totaled $48.5 billion and $42.0 billion at December 31, 2025 and 2024, respectively. Northern Trust manages its funding to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments.
As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from the Asset Servicing and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, interest earned on investment securities and money market assets, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2025 and 2024, the Bank had over $42.2 billion and $36.9 billion, respectively of securities and loans readily available as collateral to support discount window borrowings. The Bank also is active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity and dividend payments from the Bank. For further information on issuances or redemptions of debt or equity, please refer to Note 12, “Senior Notes and Long-Term Debt” provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation received $1.3 billion of dividends and $3.1 billion from the Bank in 2025 and 2024, respectively. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30, “Restrictions on Subsidiary Dividends and Loans or Advances,” provided in Item 8, “Financial Statements and Supplementary Data.”
The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $2.3 billion and $2.4 billion at December 31, 2025 and 2024, respectively. During, and at year-end, 2025 and 2024, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiaries, as needed. Average liquidity during 2025 and 2024 was $2.4 billion and $1.7 billion, respectively. The cash flows of the Corporation are shown in Note 33, “Northern Trust Corporation (Corporation only),” provided in Item 8, “Financial Statements and Supplementary Data.”
Uses of Liquidity
Liquidity supports a variety of activities, including client deposit withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit.
The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans to, its subsidiaries. The most significant uses of cash by the Corporation during 2025 were $1.4 billion in Long-Term Debt repayments, $1.3 billion of common stock repurchases and $591.6 million of common stock dividends. The most significant uses of cash by the Corporation during 2024 were $602.3 million of common stock dividends and $937.8 million of common stock repurchases.
Credit Ratings
A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2025, provided in the following table, allow Northern Trust to access capital markets on favorable terms.
TABLE 41: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2025

CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCH RATINGS
Northern Trust Corporation:
Senior Debt	A+	A2	A+
Subordinated Debt	A	A2	A+
Preferred Stock	BBB+	Baa1	BBB
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit/Debt	AA-	Aa2	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable
A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future Long-Term Debt issuances. The size of these rate increases would depend on multiple factors, including the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 27, “Offsetting of Assets and Liabilities,” provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. At December 31, 2025, the net maximum amount of these termination payments that Northern Trust could have been required to pay was $7.6 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no Long-Term Debt covenants or other credit-risk-related payments at December 31, 2025, that would be triggered by a significant downgrade in its debt ratings.

80 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 81

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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and 100 and 200 basis point ramps downward in interest rates relative to forward rates as of December 31, 2025 and 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 42: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	DECEMBER 31, 2025	DECEMBER 31, 2024
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$74	$30
200 Basis Points	132	53
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$(110)	$(34)
200 Basis Points	(262)	(82)
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

82 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and 100 and 200 basis point shocks down from current market implied forward rates at December 31, 2025 and 2024. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 43: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	DECEMBER 31, 2025	DECEMBER 31, 2024
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(537)	$(374)
200 Basis Points	(1,186)	(808)
DECREASE IN INTEREST RATES BELOW MARKET IMPLIED FORWARD RATES
100 Basis Points	$534	$508
200 Basis Points	920	951
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
Trading Market Risk
Within Market Risk, trading risk primarily originates from the provision of foreign exchange, interest rate derivatives, and securities brokerage services to clients; additional exposure also derives from Treasury foreign exchange activities. Securities holdings are restricted, resulting in trading risks that are de minimis. From a regulatory capital perspective, trading risk further encompasses foreign currency balances associated with business operations.
Trading Book Composition and Risk Drivers
Northern Trust’s trading book is composed of positions arising from activity in five business areas: Global Foreign Exchange (GFX), Treasury foreign exchange (TFX); Interest rate derivative (IRD) trades; Northern Trust Securities Inc. (NTSI) inventory; and foreign currency balances (FCBs) accrued on the balance sheet.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GFX desks execute foreign exchange transactions for client accommodation purposes and mitigate most of the exposure via offsetting trades. In addition, Northern Trust’s Treasury department executes foreign exchange transactions (TFX) to manage balance sheet flows. Starting in the fourth quarter of 2025, TFX risk measures are computed separately from those of GFX. For both GFX and TFX, the risk system applies FX and interest rate (IR) drivers to produce VaR for regulatory capital.
Northern Trust’s Treasury Department also executes IRD trades for client accommodation purposes and mitigates the exposure via offsetting trades. The risk system applies IR and volatility drivers to produce VaR and Stress VaR for regulatory capital.
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
Other Non-material Trading Activities
Northern Trust’s broker-dealer subsidiary, NTSI, maintains a legacy portfolio of trading securities and invests excess cash balances in short-term investment vehicles. The portfolio averaged less than $0.1 million for both of the years ended December 31, 2025 and 2024.
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

84 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
TABLE 44: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR		FX VaR (FX DRIVERS ONLY)		IR VaR (IR DRIVERS ONLY)
FOR THE YEAR ENDED DECEMBER 31,	2025	2024	2025	2024	2025	2024
High	$0.6	$1.7	$0.7	$1.9	$0.4	$0.4
Low	0.2	0.2	0.1	0.1	0.1	0.1
Average	0.3	0.6	0.3	0.5	0.1	0.1
As of December 31,	0.3	0.2	0.3	0.2	0.1	0.1
During 2025 and 2024, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
Both GERC and the Risk Committee are responsible for reviewing the general methods, guidelines and frameworks by which Northern Trust monitors and evaluates strategic risk.
Risk Considerations
In addition to the risks described across the risk categories, we recognize that there are transversal risk considerations inherent in Northern Trust’s business activities. These transversal risks are incorporated into our risk management framework processes. Two transversal considerations that Northern Trust tries to account for are climate-related risk and reputational risk.
Climate-related Risk
Climate-driven risks can arise from both the physical impacts of climate change and the transition impacts associated with changes in regulation, markets, and stakeholder expectations.
•Physical risks include the consequences of acute climate events such as floods, hurricanes, and wildfires which may disrupt operations, resilience capabilities and the valuation of assets for the enterprise, its clients and third parties. Over time, chronic climate events such as rising sea levels and temperature shifts may affect asset valuations, insurance coverage, and client creditworthiness.
•Transition risks may result from shifts in policy, technology, and market preferences toward a lower-carbon economy which can impact asset valuations, core costs (including energy) and client demand. At the same time, regulatory expectations, government policy and stakeholder scrutiny can increase compliance costs and reputational exposure.
Northern Trust actively seeks to mitigate the impact of climate-related risks on enterprise operations and activities within our enterprise risk management framework.
Reputational Risk
Northern Trust defines reputational risk as “the risk that negative perceptions of the Corporation may adversely impact client acquisition or damage relationships with stakeholders”. These perceptions can manifest as declines in the client base, reduced access to funding sources, diminished partner morale, litigation, regulatory criticism, or reduced standing in the communities we serve.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reputational risk can arise as a consequence of issues or incidents within other risk categories but may also result from external developments surrounding the firm. Given the importance of maintaining Northern Trust’s position as a trusted institution, reputational considerations are assessed across risk categories, and material business decisions consider and evaluate potential reputational impacts and outcomes.
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
•Northern Trust's success in responding to and investing in changes and advancements in technology, including artificial intelligence
•geopolitical risks, risks related to global climate change and the risks of extraordinary events such as pandemics, natural disasters, terrorist events, global conflicts and war, and the responses of the U.S. and other countries to those events;
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

86 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 87

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
TABLE 45: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2025	2024	2023
Net Interest Income
Interest Income - GAAP	$8,624.6	$9,762.3	$7,325.0
Add: FTE Adjustment	28.5	31.8	57.5
Interest Income (FTE) - Non-GAAP	$8,653.1	$9,794.1	$7,382.5

Net Interest Income - GAAP	$2,411.0	$2,177.1	$1,982.0
Add: FTE Adjustment	28.5	31.8	57.5
Net Interest Income (FTE) - Non-GAAP	$2,439.5	$2,208.9	$2,039.5

Net Interest Margin - GAAP	1.70%	1.62%	1.52%
Net Interest Margin (FTE) - Non-GAAP	1.72%	1.64%	1.56%

Total Revenue
Total Revenue - GAAP	$8,086.4	$8,290.4	$6,773.5
Add: FTE Adjustment	28.5	31.8	57.5
Total Revenue (FTE) - Non-GAAP	$8,114.9	$8,322.2	$6,831.0
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the “Risk Management” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

88 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (the Corporation) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 89

Assessment of the allowance for credit losses for commercial loans evaluated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Corporation’s allowance for credit losses for commercial loans evaluated on a collective basis (the collective ACL) was $126.6 million of a total allowance for credit losses assigned to loans of $164.3 million as of December 31, 2025. Expected credit losses are measured on a collective basis as long as the financial assets included in the respective pool share similar risk characteristics. The allowance estimation methodology for the collective assessment is based on data representative of the Corporation’s financial asset portfolio from a historical observation period that includes both expansionary and recessionary periods. The estimation methodology and the related qualitative adjustment framework segregate the loan portfolio into classes based on loan and obligor specific factors, including loan type, borrower type, collateral type, loan size, and borrower credit quality. The estimation methodology applies probability of default and loss given default assumptions to the projected exposure at default on a pool basis. For each class, the probability of default (PD) and loss given default (LGD) are derived for each quarter of the remaining life of each instrument. For the first two years (the reasonable and supportable period), these factors are derived by applying quarterly macroeconomic projections using models developed from historical data on macroeconomic factors and loans with similar factors, including the borrower rating assigned to individual obligors, as applicable. For periods beyond the reasonable and supportable period, the Corporation reverts to its own long-run historical loss experience on a straight-line basis over four quarters. The projected exposure at default for every quarter is based on contractual balance projections as of each quarter-end. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. The Corporation employs multiple scenarios over a reasonable and supportable period to project future conditions. The Corporation determines the probability weights assigned to each scenario at each quarter-end. The quantitative allowance is then reviewed within the qualitative adjustment framework, through which the Corporation applies judgment by assessing internal risk factors, potential limitations in the quantitative methodology, and other factors that are not fully contemplated in the forecast to compute adjustments to the quantitative allowance that may impact individual or multiple classes of the loan portfolio.
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

90 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

Chicago, Illinois
February 24, 2026

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 91

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(In Millions Except Share Information)	2025	2024
ASSETS
Cash and Due from Banks	$5,873.1	$4,677.2
Federal Reserve and Other Central Bank Deposits	53,524.9	38,775.4
Interest-Bearing Deposits with Banks	1,729.4	1,944.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,654.1	451.0
Debt Securities
Available for Sale (Amortized cost of $34,102.4 and $29,229.1)	34,036.5	29,001.5
Held to Maturity (Fair value of $22,381.2 and $20,654.5)	23,429.6	22,296.7
Total Debt Securities	57,466.1	51,298.2
Loans
Commercial	20,431.0	20,278.8
Personal	21,517.3	23,111.8
Total Loans (Net of unearned income of $5.3 and $6.3)	41,948.3	43,390.6
Allowance for Credit Losses	(175.0)	(175.5)
Buildings and Equipment	464.6	490.3
Goodwill	712.9	694.9
Other Assets	12,934.3	13,961.6
Total Assets	$177,132.7	$155,508.4
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$14,810.7	$14,325.6
Savings, Money Market and Other Interest-Bearing	28,984.1	26,122.6
Savings Certificates and Other Time	6,418.9	5,731.7
Non U.S. Offices — Noninterest-Bearing	12,537.9	10,027.9
— Interest-Bearing	80,046.1	66,274.9
Total Deposits	142,797.7	122,482.7
Federal Funds Purchased	2,141.1	2,159.5
Securities Sold Under Agreements to Repurchase	292.2	462.0
Other Borrowings	7,158.3	6,521.0
Senior Notes	3,351.5	2,769.7
Long-Term Debt	3,484.4	4,081.3
Other Liabilities	4,949.6	4,243.8
Total Liabilities	164,174.8	142,720.0
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 186,337,588 and 195,969,746	408.6	408.6
Additional Paid-In Capital	1,039.0	1,025.3
Retained Earnings	16,709.3	15,614.7
Accumulated Other Comprehensive Loss	(590.5)	(814.0)
Treasury Stock (58,833,936 and 49,201,778 shares, at cost)	(5,493.4)	(4,331.1)
Total Stockholders’ Equity	12,957.9	12,788.4
Total Liabilities and Stockholders’ Equity	$177,132.7	$155,508.4
See accompanying notes to consolidated financial statements on pages 96-164.

92 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$5,017.8	$4,727.8	$4,361.8
Foreign Exchange Trading Income	240.8	231.2	203.9
Treasury Management Fees	38.7	35.7	31.6
Security Commissions and Trading Income	170.4	150.5	135.0
Other Operating Income	207.7	1,157.4	228.7
Investment Security Gains (Losses), net	—	(189.3)	(169.5)
Total Noninterest Income	5,675.4	6,113.3	4,791.5
Net Interest Income
Interest Income	8,624.6	9,762.3	7,325.0
Interest Expense	6,213.6	7,585.2	5,343.0
Net Interest Income	2,411.0	2,177.1	1,982.0
Provision for Credit Losses	(7.5)	(3.0)	24.5
Net Interest Income after Provision for Credit Losses	2,418.5	2,180.1	1,957.5
Noninterest Expense
Compensation	2,571.3	2,471.1	2,321.8
Employee Benefits	462.1	417.8	405.2
Outside Services	988.5	998.0	906.5
Equipment and Software	1,169.9	1,075.0	945.5
Occupancy	217.3	216.8	232.3
Other Operating Expense	345.3	455.2	472.9
Total Noninterest Expense	5,754.4	5,633.9	5,284.2
Income before Income Taxes	2,339.5	2,659.5	1,464.8
Provision for Income Taxes	602.6	628.4	357.5
NET INCOME	$1,736.9	$2,031.1	$1,107.3
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,695.1	$1,989.3	$1,065.5
PER COMMON SHARE
Net Income – Basic	$8.78	$9.80	$5.09
Net Income – Diluted	8.74	9.77	5.08
Average Number of Common Shares Outstanding – Basic	191,358,026	201,263,646	207,248,094
Average Number of Common Shares Outstanding – Diluted	192,246,525	201,870,105	207,563,746
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Net Income	$1,736.9	$2,031.1	$1,107.3
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains on Available for Sale Debt Securities	196.8	325.8	443.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	0.3	(0.2)	(0.4)
Net Foreign Currency Adjustments	15.8	29.5	39.0
Net Pension and Other Postretirement Benefit Adjustments	10.6	(31.2)	(51.0)
Other Comprehensive Income	223.5	323.9	431.3
Comprehensive Income	$1,960.4	$2,355.0	$1,538.6
See accompanying notes to consolidated financial statements on pages 96-164.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 93

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at January 1, 2023	$884.9	$408.6	$983.5	$13,798.5	$(1,569.2)	$(3,246.8)	$11,259.5
Net Income	—	—	—	1,107.3	—	—	1,107.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	431.3	—	431.3
Dividends Declared:
Common Stock, $3.00 per share	—	—	—	(630.2)	—	—	(630.2)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	26.1	—	—	95.7	121.8
Stock Purchased	—	—	—	—	—	(347.5)	(347.5)
Excise Tax on Share Repurchases	—	—	—	—	—	(2.5)	(2.5)
Balance at December 31, 2023	$884.9	$408.6	$1,009.6	$14,233.8	$(1,137.9)	$(3,501.1)	$11,897.9
Net Income	—	—	—	2,031.1	—	—	2,031.1
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	323.9	—	323.9
Dividends Declared:
Common Stock, $3.00 per share	—	—	—	(608.4)	—	—	(608.4)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	15.7	—	—	116.2	131.9
Stock Purchased	—	—	—	—	—	(937.8)	(937.8)
Excise Tax on Share Repurchases	—	—	—	—	—	(8.4)	(8.4)
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
Net Income	—	—	—	1,736.9	—	—	1,736.9
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	223.5	—	223.5
Dividends Declared:
Common Stock, $3.10 per share	—	—	—	(600.5)	—	—	(600.5)
Preferred Stock	—	—	—	(41.8)	—	—	(41.8)
Stock Awards and Options Exercised	—	—	13.7	—	—	122.1	135.8
Stock Purchased	—	—	—	—	—	(1,273.5)	(1,273.5)
Excise Tax on Share Repurchases	—	—	—	—	—	(10.9)	(10.9)
Balance at December 31, 2025	$884.9	$408.6	$1,039.0	$16,709.3	$(590.5)	$(5,493.4)	$12,957.9
See accompanying notes to consolidated financial statements on pages 96-164.

94 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,736.9	$2,031.1	$1,107.3
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Investment Security Losses, net	—	189.3	169.5
Amortization and Accretion of Securities and Unearned Income, net	(67.8)	(35.1)	3.0
Provision for Credit Losses	(7.5)	(3.0)	24.5
Depreciation and Amortization	779.1	716.8	634.6
Change in Accrued Income Taxes	(104.4)	183.5	(44.4)
Pension Plan Contributions	(142.1)	(212.0)	(20.4)
Deferred Income Tax Provision	194.5	20.7	(48.2)
Change in Receivables	(42.6)	(6.1)	12.0
Change in Interest Payable	(24.8)	(41.9)	85.8
Change in Collateral With Derivative Counterparties, net	2,885.7	(3,287.7)	(72.6)
Other Operating Activities, net	326.5	(41.6)	774.5
Net Cash Provided by (Used in) Operating Activities	5,533.5	(486.0)	2,625.6
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(2,175.6)	276.6	317.4
Change in Interest-Bearing Deposits with Banks	277.2	(121.0)	28.5
Net Change in Federal Reserve and Other Central Bank Deposits	(13,263.6)	(5,255.3)	6,205.9
Purchases of Held to Maturity Debt Securities	(33,137.2)	(26,524.6)	(32,773.9)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	32,803.6	30,073.9	32,123.0
Purchases of Available for Sale Debt Securities	(9,428.8)	(13,010.0)	(7,320.2)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	4,982.1	6,983.0	11,614.8
Change in Loans	1,520.8	4,165.7	(4,702.1)
Purchases of Buildings and Equipment	(74.0)	(101.5)	(116.5)
Purchases and Development of Computer Software	(700.2)	(644.0)	(559.3)
Proceeds from the sale of Visa Shares	12.1	800.6	—
Other Investing Activities, net	(986.3)	793.1	(33.5)
Net Cash (Used in) Provided by Investing Activities	(20,169.9)	(2,563.5)	4,784.1
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	16,809.1	6,330.8	(8,478.4)
Change in Federal Funds Purchased	(18.4)	(885.9)	1,148.6
Change in Securities Sold under Agreements to Repurchase	(169.8)	(322.7)	217.5
Change in Short-Term Other Borrowings	566.8	(103.8)	(1,059.1)
Proceeds from Long-Term Debt	750.0	—	2,000.0
Repayments of Long-Term Debt	(1,350.0)	—	—
Proceeds from Senior Notes	499.8	—	—
Treasury Stock Purchased	(1,273.5)	(937.8)	(347.5)
Net Proceeds from Stock Options	6.4	9.4	2.3
Cash Dividends Paid on Common Stock	(591.6)	(602.3)	(621.5)
Cash Dividends Paid on Preferred Stock	(41.8)	(41.8)	(41.8)
Other Financing Activities, net	(11.1)	(6.4)	(2.7)
Net Cash Provided by (Used in) Financing Activities	15,175.9	3,439.5	(7,182.6)
Effect of Foreign Currency Exchange Rates on Cash	656.4	(504.3)	(89.8)
Change in Cash and Due from Banks	1,195.9	(114.3)	137.3
Cash and Due from Banks at Beginning of Period	4,677.2	4,791.5	4,654.2
Cash and Due from Banks at End of Period	$5,873.1	$4,677.2	$4,791.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$6,223.7	$7,610.3	$5,285.5
Income Taxes Paid(2)	426.8	268.6	362.5
Transfers from Loans to OREO	—	—	0.2
Reclassification of certain cash collateral received from Other Operating Activities to Deposits(1)	—	1,157.2	—
(1)Beginning January 1, 2024, Northern Trust reclassified certain cash collateral received from Other Liabilities to Deposits on the consolidated statement of financial condition. Prior periods have not been restated.
(2) See Note 20, “Income Taxes” for additional information.
See accompanying notes to consolidated financial statements on pages 96-164.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 95

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

96 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 97

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

98 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Premiums, Discounts, Origination Costs and Fees. Premiums and discounts on loans are recognized as an adjustment of yield using the interest method based on the contractual terms of the loan. Certain direct origination costs and fees are netted, deferred and amortized over the life of the related loan as an adjustment to the loan’s yield.
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
Forecasting and Reversion. Estimating expected lifetime credit losses requires the consideration of the effect of future economic conditions. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as GDP growth, unemployment, non-farm employment, corporate profits, consumer spending, personal income, commercial real estate prices, housing price index, credit spreads, and market volatility. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
When the discounted cash flow method is applied, the expected credit loss reflects the difference between the amortized cost basis and the present value of the expected cash flows. If a loan’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, the loan’s effective interest rate is determined using the current contractual factor as it changes over the life of the loan and does not incorporate projections of future changes in that factor. For loan modifications to borrowers experiencing financial difficulty the expected cash-flows are measured utilizing the post-modification effective interest rate and contractual terms.
For defaulted loans for which the amount of allowance, if any, is determined based on the value of the underlying collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.
Allowance for HTM Securities. HTM debt securities classified as U.S. government, government sponsored agency, and certain securities classified as obligations of states and political subdivisions are considered to be guarantees of the U.S. government or an agency of the U.S. government, and, therefore, an allowance for credit losses is not estimated for such investments as the expected probability of non-payment of the amortized cost basis is zero.
HTM debt securities classified as “other asset-backed” and “commercial mortgage-backed” securities represent pools of underlying receivables from which the cash flows are used to pay the bonds that vary in seniority. Utilizing a qualitative estimation approach, the allowance for other asset-backed securities is assessed by evaluating underlying pool performance based on delinquency rates and available credit support.
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
The allowance estimation methodology for all other HTM debt securities is developed using a combination of external and internal data. The estimation methodology groups securities with shared characteristics for which PD and LGD are applied to the total exposure at default to determine a quantitative component of the allowance.
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

100 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If management intends to sell, or will more likely than not be required to sell, an AFS debt security prior to recovery of its amortized cost basis, the security is written down to fair value with unrealized losses recognized in Investment Security Gains (Losses), net on the consolidated statements of income.
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest-Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
O. Income Taxes. Northern Trust follows an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities for future tax consequences of temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. It is Northern Trust’s policy to release income tax effects from accumulated other comprehensive income on an aggregate portfolio basis.
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
P. Cash Flow Statements. Cash and cash equivalents in the cash flow statements have been defined as “Cash and Due from Banks” on the consolidated balance sheets.
Q. Pensions. Northern Trust records the funded status of its defined benefit pension plans on the consolidated balance sheets. Overfunded pension benefits are reported in Other Assets and underfunded pension benefits are reported in Other Liabilities on the consolidated balance sheets. Plan assets and benefit obligations are measured annually at December 31, unless specific circumstances require an interim remeasurement. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligations are determined based on the present value of projected benefit distributions at an assumed discount rate. Actuarial gains and losses accumulated in AOCI are amortized as a component of net periodic pension cost if they exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets as of the beginning of the year. Amortization is recognized on a straight-line basis over the expected average remaining service period of the active employees or over the expected remaining lifetime of plan participants for plans that have been previously frozen.
R. Share-Based Compensation Plans. Northern Trust recognizes expense for share-based compensation on a straight-line basis based on the grant date fair value over the requisite service period. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the closing price of the Corporation’s stock on the date of grant adjusted for certain awards that do not accrue dividends while vesting. The expense for share-based compensation is included in Compensation on the consolidated statements of income.
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
S. Net Income Per Common Share. Basic net income per common share is computed by dividing net income/loss applicable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income applicable to common stock and potential common shares by the aggregate of the weighted average number of common shares outstanding during the period and common share equivalents calculated for stock options outstanding using the treasury stock method. In a period of a net loss, diluted net income per common share is calculated in the same manner as basic net income per common share.
Northern Trust calculates net income applicable to common stock using the two-class method, whereby net income is allocated between common stock and participating securities.

102 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
On December 31, 2025, Northern Trust adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09). ASU 2023-09 enhances disclosures by further disaggregating existing annual income tax disclosures related to the effective tax rate reconciliation and income taxes paid. Upon adoption of ASU 2023-09, the impact was limited to certain enhancements within the notes to the consolidated financial statements and did not impact Northern Trust’s consolidated balance sheets or consolidated statements of income. Please refer to Note 20 – Income Taxes for further information.
Note 3 – Fair Value Measurements
Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers into or out of Level 3 occurred during the years ended December 31, 2025, or 2024.
Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised primarily of AFS investments in U.S. Treasury securities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2025, Northern Trust’s AFS debt securities portfolio included 1,003 Level 2 securities with an aggregate market value of $25.9 billion. Substantially all debt securities were valued by external pricing vendors. As of December 31, 2024, Northern Trust’s AFS debt securities portfolio included 940 Level 2 debt securities with an aggregate market value of $21.6 billion. All 940 debt securities were valued by external pricing vendors.
Northern Trust has established processes and procedures to assess the suitability of valuation methodologies used by external pricing vendors, including reviews of valuation techniques and assumptions used for selected securities. On a daily basis, periodic quality control reviews of prices received from vendors are conducted which include comparisons to prices on similar security types received from multiple pricing vendors and to the previous day’s reported prices for each security. Predetermined tolerance level exceptions are researched and may result in additional validation through available market information or the use of an alternate pricing vendor. Quarterly, Northern Trust reviews methodology documentation from third-party pricing vendors regarding the inputs used in the valuation processes and assesses whether the fair value levels assigned by Northern Trust to each security classification are appropriate. Annually, third-party pricing vendor valuations are reviewed on a sample basis. The specific inputs and assumptions used by third-party pricing vendors for each sample are assessed to verify appropriate classification within the fair value level hierarchy.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 103

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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of December 31, 2025 and 2024, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 46: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2025
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$29.7 million	Discounted Cash Flow	Conversion Rate	1.51x			1.51x
			Visa Class A Appreciation	9.69%			9.69%
			Expected Duration	14	-	26 months	23
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$27.2 million	Discounted Cash Flow	Conversion Rate	1.54x			1.54x
			Visa Class A Appreciation	8.66%			8.66%
			Expected Duration	10	-	32.5 months	23.5 months
(1) Weighted average of expected duration based on scenario probability.

104 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by fair value hierarchy level.
TABLE 47: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2025
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$8,172.4	$—	$—	$—	$8,172.4
Obligations of States and Political Subdivisions	—	313.1	—	—	313.1
Government Sponsored Agency	—	16,567.5	—	—	16,567.5
Non-U.S. Government	—	527.2	—	—	527.2
Corporate Debt	—	64.4	—	—	64.4
Covered Bonds	—	273.5	—	—	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,984.3	—	—	4,984.3
Other Asset-Backed	—	2,725.1	—	—	2,725.1
Commercial Mortgage-Backed	—	409.0	—	—	409.0
Total Available for Sale	$8,172.4	$25,864.1	$—	$—	$34,036.5
Other Assets
Equity Securities(1)	85.0	127.4	—	—	212.4
Derivative Assets
Foreign Exchange Contracts	—	1,988.8	—	(1,696.1)	292.7
Interest Rate Contracts	—	104.8	—	(82.4)	22.4
Other Financial Derivatives(2)	—	0.7	—	(0.7)	—
Total Derivative Assets	$—	$2,094.3	$—	$(1,779.2)	$315.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,247.9	—	(1,139.4)	1,108.5
Interest Rate Contracts	—	130.4	—	(5.0)	125.4
Other Financial Derivatives(3)	—	1.6	29.7	(31.3)	—
Total Derivative Liabilities	$—	$2,379.9	$29.7	$(1,175.7)	$1,233.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2025, derivative assets and liabilities shown above also include reductions of $1.2 billion and $550.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment, seed capital investments to certain funds managed by Northern Trust, and Visa Class C common shares with a fair value of $85.0 million, $112.5 million, and $14.9 million, respectively, respectively, as of December 31, 2025.
(2) Other Financial Derivatives assets consists of total return swap contracts.
(3) Other Financial Derivatives liabilities consists of swaps related to the sale of certain Visa Class B common shares and total return swap contracts.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2024
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Government	$7,367.5	$—	$—	$—	$7,367.5
Obligations of States and Political Subdivisions	—	297.6	—	—	297.6
Government Sponsored Agency	—	13,288.9	—	—	13,288.9
Non-U.S. Government	—	296.8	—	—	296.8
Corporate Debt	—	163.8	—	—	163.8
Covered Bonds	—	230.9	—	—	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,583.1	—	—	4,583.1
Other Asset-Backed	—	2,182.7	—	—	2,182.7
Commercial Mortgage Backed	—	590.2	—	—	590.2
Total Available for Sale	$7,367.5	$21,634.0	$—	$—	$29,001.5
Other Assets
Equity Securities(1)	85.0	26.3	—	—	111.3
Derivative Assets
Foreign Exchange Contracts	—	4,997.3	—	(1,745.2)	3,252.1
Interest Rate Contracts	—	361.2	—	(165.2)	196.0
Total Derivative Assets	$—	$5,358.5	$—	$(1,910.4)	$3,448.1
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,709.8	—	(4,197.3)	512.5
Interest Rate Contracts	—	421.4	—	(2.3)	419.1
Other Financial Derivatives(2)	—	—	27.2	—	27.2
Total Derivative Liabilities	$—	$5,131.2	$27.2	$(4,199.6)	$958.8
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
(2) This line consists of swaps related to the sale of certain Visa Class B common shares.
The following table presents the changes in Level 3 liabilities for the years ended December 31, 2025 and 2024.
TABLE 48: CHANGES IN LEVEL 3 LIABILITIES

LEVEL 3 LIABILITIES	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
(In Millions)	2025	2024
Fair Value at January 1	$27.2	$25.4
Total (Gains) Losses:
Included in Earnings(1)	28.1	33.5
Purchases, Issues, Sales, and Settlements
Settlements	(25.6)	(31.7)
Fair Value at December 31	$29.7	$27.2
Unrealized Losses Included in Earnings Related to Financial Instruments Held at December 31(1)	$17.6	$18.8
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
Assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate and other available collateral.

106 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. As of December 31, 2025, the fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 40.0% with a weighted average based on fair values of 40.0%. As of December 31, 2024, the fair value of real estate loan collateral consisted of discount factor of 20.0% with a weighted average based on fair values of 20.0%. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals. There was no outstanding OREO as of December 31, 2025 and December 31, 2024.
Collateral dependent nonaccrual loans that have been adjusted to fair value totaled $1.3 million and $19.1 million at December 31, 2025 and 2024, respectively.
The following table presents the fair values of Northern Trust’s Level 3 assets that were adjusted to fair value on a nonrecurring basis during the year ended December 31, 2025 and 2024, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 49: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	DECEMBER 31, 2025
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$1.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	40.0%	40.0%
(1) Includes a real estate collateral-dependent loan.

	DECEMBER 31, 2024
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$19.1 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	20.0%	20.0%
(1) Includes real estate collateral-dependent loans and other collateral-dependent loans.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of December 31, 2025 and 2024. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 50: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2025
			ESTIMATED FAIR VALUE
(In Millions)	CARRYING VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,873.1	$5,873.1	$5,873.1	$—	$—
Federal Reserve and Other Central Bank Deposits	53,524.9	53,524.9	—	53,524.9	—
Interest-Bearing Deposits with Banks	1,729.4	1,729.4	—	1,729.4	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,654.1	2,654.1	—	2,654.1	—
Debt Securities - Held to Maturity	23,429.6	22,381.2	—	22,381.2	—
Loans
Held for Investment	41,777.1	41,661.2	—	—	41,661.2
Held for Sale	6.8	6.8	—	6.8
Other Assets	1,668.6	1,664.8	86.3	1,578.5	—
FINANCIAL LIABILITIES
Deposits	142,797.7	142,348.6	—	142,348.6	—
Federal Funds Purchased	2,141.1	2,141.1	—	2,141.1	—
Securities Sold Under Agreements to Repurchase	292.2	292.2	—	292.2	—
Other Borrowings	7,158.3	7,185.5	—	7,185.5	—
Senior Notes	3,351.5	3,405.5	—	3,405.5	—
Long-Term Debt	3,484.4	3,596.8	—	3,596.8	—
Unfunded Commitments	373.0	373.0	—	373.0	—
Other Liabilities	37.9	37.9	—	—	37.9

	DECEMBER 31, 2024
			ESTIMATED FAIR VALUE
(In Millions)	CARRYING VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$4,677.2	$4,677.2	$4,677.2	$—	$—
Federal Reserve and Other Central Bank Deposits	38,775.4	38,775.4	—	38,775.4	—
Interest-Bearing Deposits with Banks	1,944.7	1,944.7	—	1,944.7	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	451.0	451.0	—	451.0	—
Debt Securities - Held to Maturity	22,296.7	20,654.5	—	20,654.5	—
Loans
Held for Investment	43,222.5	42,803.2	—	—	42,803.2
Other Assets	1,506.4	1,499.2	83.3	1,415.9	—
FINANCIAL LIABILITIES
Deposits	122,482.7	122,536.5	—	122,536.5	—
Federal Funds Purchased	2,159.5	2,159.5	—	2,159.5	—
Securities Sold Under Agreements to Repurchase	462.0	462.0	—	462.0	—
Other Borrowings	6,521.0	6,545.3	—	6,545.3	—
Senior Notes	2,769.7	2,800.3	—	2,800.3	—
Long-Term Debt	4,081.3	4,164.4	—	4,164.4	—
Unfunded Commitments	227.1	227.1	—	227.1	—
Other Liabilities	50.6	50.6	—	—	50.6

108 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of available for sale debt securities and held to maturity debt securities by security type.
TABLE 51: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES

	DECEMBER 31, 2025
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale
U.S. Government	$8,148.0	$29.5	$5.1	$8,172.4
Obligations of States and Political Subdivisions	322.4	—	9.3	313.1
Government Sponsored Agency	16,616.7	44.1	93.3	16,567.5
Non-U.S. Government	534.1	—	6.9	527.2
Corporate Debt	65.1	—	0.7	64.4
Covered Bonds	275.3	0.4	2.2	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,002.9	11.0	29.6	4,984.3
Other Asset-Backed	2,720.5	7.7	3.1	2,725.1
Commercial Mortgage-Backed	417.4	0.1	8.5	409.0
Total Available for Sale	$34,102.4	$92.8	$158.7	$34,036.5
Held to Maturity
Obligations of States and Political Subdivisions	$2,457.8	$4.6	$13.0	$2,449.4
Government Sponsored Agency	8,424.5	8.3	736.7	7,696.1
Non-U.S. Government	4,741.0	0.1	27.2	4,713.9
Corporate Debt	389.0	—	5.0	384.0
Covered Bonds	1,754.5	0.1	41.4	1,713.2
Certificates of Deposit	444.5	—	4.0	440.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,511.5	4.3	59.4	4,456.4
Commercial Mortgage-Backed	37.6	—	1.3	36.3
Other	669.2	—	177.8	491.4
Total Held to Maturity	$23,429.6	$17.4	$1,065.8	$22,381.2
Total Debt Securities	$57,532.0	$110.2	$1,224.5	$56,417.7

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2024
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale
U.S. Government	$7,388.9	$1.5	$22.9	$7,367.5
Obligations of States and Political Subdivisions	311.2	—	13.6	297.6
Government Sponsored Agency	13,410.5	10.9	132.5	13,288.9
Non-U.S. Government	308.9	0.2	12.3	296.8
Corporate Debt	166.6	0.1	2.9	163.8
Covered Bonds	234.0	0.5	3.6	230.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,617.0	8.3	42.2	4,583.1
Other Asset-Backed	2,188.6	7.0	12.9	2,182.7
Commercial Mortgage-Backed	603.4	0.3	13.5	590.2
Total Available for Sale	$29,229.1	$28.8	$256.4	$29,001.5
Held to Maturity
Obligations of States and Political Subdivisions	$2,548.2	$—	$89.3	$2,458.9
Government Sponsored Agency	8,635.0	0.9	1,081.3	7,554.6
Non-U.S. Government	3,735.8	0.2	56.3	3,679.7
Corporate Debt	351.6	—	11.0	340.6
Covered Bonds	1,776.8	0.1	62.2	1,714.7
Certificates of Deposit	336.0	—	0.3	335.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,146.9	1.4	171.3	3,977.0
Other Asset-Backed	107.1	0.3	0.1	107.3
Commercial Mortgage-Backed	37.6	—	0.8	36.8
Other	621.7	—	172.5	449.2
Total Held to Maturity	$22,296.7	$2.9	$1,645.1	$20,654.5
Total Debt Securities	$51,525.8	$31.7	$1,901.5	$49,656.0

110 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 52: REMAINING MATURITY OF DEBT SECURITIES

DECEMBER 31, 2025	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government	$1,498.9	$1,505.4	$6,649.1	$6,667.0	$—	$—	$—	$—	$8,148.0	$8,172.4
Obligations of States and Political Subdivisions	—	—	250.2	242.9	72.2	70.2	—	—	322.4	313.1
Government Sponsored Agency	4,407.2	4,401.2	9,015.5	9,004.0	2,145.2	2,129.5	1,048.8	1,032.8	16,616.7	16,567.5
Non-U.S. Government	399.0	396.6	135.1	130.6	—	—	—	—	534.1	527.2
Corporate Debt	43.4	43.1	21.7	21.3	—	—	—	—	65.1	64.4
Covered Bonds	173.5	173.9	101.8	99.6	—	—	—	—	275.3	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	923.1	920.1	3,877.6	3,870.8	202.2	193.4	—	—	5,002.9	4,984.3
Other Asset-Backed	290.8	288.0	900.9	906.0	1,127.2	1,129.1	401.6	402.0	2,720.5	2,725.1
Commercial Mortgage-Backed	150.2	149.9	229.1	226.0	38.1	33.1	—	—	417.4	409.0
Total Available for Sale	$7,886.1	$7,878.2	$21,181.0	$21,168.2	$3,584.9	$3,555.3	$1,450.4	$1,434.8	$34,102.4	$34,036.5
Held to Maturity
Obligations of States and Political Subdivisions	$199.9	$199.8	$1,426.3	$1,428.6	$802.3	$792.4	$29.3	$28.6	$2,457.8	$2,449.4
Government Sponsored Agency	883.5	815.1	4,253.8	3,952.2	1,906.9	1,717.7	1,380.3	1,211.1	8,424.5	7,696.1
Non-U.S. Government	3,616.1	3,606.5	1,124.9	1,107.4	—	—	—	—	4,741.0	4,713.9
Corporate Debt	207.5	204.9	181.5	179.1	—	—	—	—	389.0	384.0
Covered Bonds	548.8	545.9	1,118.3	1,080.3	87.4	87.0	—	—	1,754.5	1,713.2
Certificates of Deposit	444.5	440.5	—	—	—	—	—	—	444.5	440.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,614.4	1,587.7	2,891.1	2,863.5	6.0	5.2	—	—	4,511.5	4,456.4
Commercial Mortgage-Backed	—	—	37.6	36.3	—	—	—	—	37.6	36.3
Other	82.4	80.6	348.2	319.7	43.2	34.1	195.4	57.0	669.2	491.4
Total Held to Maturity	$7,597.1	$7,481.0	$11,381.7	$10,967.1	$2,845.8	$2,636.4	$1,605.0	$1,296.7	$23,429.6	$22,381.2
Total Debt Securities	$15,483.2	$15,359.2	$32,562.7	$32,135.3	$6,430.7	$6,191.7	$3,055.4	$2,731.5	$57,532.0	$56,417.7
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
There was no allowance for credit losses for AFS securities for the year ended December 31, 2025, reflecting a $0.2 million release of the reserve from December 31, 2024. There was a $0.2 million allowance for credit losses for AFS securities for the year ended December 31, 2024, reflecting a $1.0 million release from December 31, 2023. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2025 and 2024.
TABLE 53: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

AS OF DECEMBER 31, 2025	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$—	$—	$194.2	$5.1	$194.2	$5.1
Obligations of States and Political Subdivisions	—	—	313.1	9.3	313.1	9.3
Government Sponsored Agency	1,288.2	1.7	6,848.5	91.6	8,136.7	93.3
Non-U.S. Government	329.7	0.1	197.5	6.8	527.2	6.9
Corporate Debt	21.3	0.4	43.1	0.3	64.4	0.7
Covered Bonds	80.0	1.0	63.7	1.2	143.7	2.2
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,007.7	2.3	669.1	27.3	1,676.8	29.6
Other Asset-Backed	109.9	0.1	265.4	3.0	375.3	3.1
Commercial Mortgage-Backed	54.9	—	186.6	8.5	241.5	8.5
Total	$2,891.7	$5.6	$8,781.2	$153.1	$11,672.9	$158.7
Note: There were no AFS securities with an allowance for credit losses reported as of December 31, 2025. Refer to the discussion further above and Note 6, “Allowance for Credit Losses” for further information.

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
Note: One corporate debt AFS securities with a fair value of $38.9 million and unrealized losses of $1.3 million has been excluded from the table above as it has a $0.2 million allowance for credit losses reported as of December 31, 2024. Refer to the discussion further above and Note 6, “Allowance for Credit Losses” for further information.
As of December 31, 2025, there were 718 AFS debt securities with a combined fair value of $11.7 billion in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $158.7 million. As of December 31, 2024, there were 767 AFS debt securities with a combined fair value of $17.8 billion in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $255.1 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.

112 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the amortized cost of HTM debt securities by credit rating using ratings from Moody’s, S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 54: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	AS OF DECEMBER 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$986.0	$1,471.8	$—	$—	$—	$2,457.8
Government Sponsored Agency	—	8,424.5	—	—	—	8,424.5
Non-U.S. Government	649.7	1,231.7	2,844.7	14.9	—	4,741.0
Corporate Debt	159.2	150.2	79.6	—	—	389.0
Covered Bonds	1,754.5	—	—	—	—	1,754.5
Certificates of Deposit	—	—	—	—	444.5	444.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,412.9	776.2	321.2	1.2	—	4,511.5
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.0	—	—	—	616.2	669.2
Total	$7,015.3	$12,092.0	$3,245.5	$16.1	$1,060.7	$23,429.6
Percent of Total	30%	52%	14%	—%	4%	100%

	AS OF DECEMBER 31, 2024
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$1,024.3	$1,523.9	$—	$—	$—	$2,548.2
Government Sponsored Agency	8,635.0	—	—	—	—	8,635.0
Non-U.S. Government	700.0	704.2	2,020.1	311.5	—	3,735.8
Corporate Debt	—	191.5	160.1	—	—	351.6
Covered Bonds	1,776.8	—	—	—	—	1,776.8
Certificates of Deposit	316.6	—	—	—	19.4	336.0
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,132.8	984.5	28.5	1.1	—	4,146.9
Other Asset-Backed	107.1	—	—	—	—	107.1
Commercial Mortgage-Backed	37.6	—	—	—	—	37.6
Other	50.7	—	—	—	571.0	621.7
Total	$15,780.9	$3,404.1	$2,208.7	$312.6	$590.4	$22,296.7
Percent of Total	71%	15%	10%	1%	3%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 96% of the HTM portfolio at both December 31, 2025 and December 31, 2024, comprised of securities rated A or higher. Moody's downgraded the long-term credit rating of the U.S. from Aaa to Aa1 in May 2025. As a result, government sponsored agency securities are now AA rated in the table dated December 31, 2025 above compared to AAA as of December 31, 2024.
Investment Security Gains and Losses. There were no sales of debt securities and no net investment security gains (losses) for 2025. There were proceeds of $2.0 billion and $5.2 billion in 2024 and 2023, respectively, from the sale of debt securities that resulted in the following investment security gains (losses).
TABLE 55: INVESTMENT SECURITY GAINS AND LOSSES

	DECEMBER 31,
(In Millions)	2025	2024	2023
Gross Realized Debt Securities Gains	$—	$185.2	$10.5
Gross Realized Debt Securities Losses	—	(374.5)	(180.0)
Investment Security Gains (Losses), net	$—	$(189.3)	$(169.5)

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 56: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	DECEMBER 31,
(In Millions)	2025	2024	2023
U.S. Governments	$—	$(34.8)	$(29.9)
Obligations of States and Political Subdivisions	—	—	9.8
Government Sponsored Agency	—	(23.0)	(73.2)
Corporate Debt	—	—	(7.6)
Covered Bonds	—	(4.2)	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	(48.2)	(9.1)
Other Asset-Backed	—	(56.5)	(58.6)
Commercial Mortgage-Backed	—	(22.6)	(0.9)
Investment Security Gains (Losses), net	$—	$(189.3)	$(169.5)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 57: LOANS

	DECEMBER 31,
(In Millions)	2025	2024
Commercial
Commercial and Institutional(1)	$9,995.0	$10,537.1
Commercial Real Estate	5,272.2	5,314.2
Non-U.S.(1)	2,190.1	2,113.9
Other	2,973.7	2,313.6
Total Commercial	20,431.0	20,278.8
Personal
Private Client	14,550.4	15,848.8
Residential Real Estate	6,077.3	6,109.9
Non-U.S.	657.4	674.7
Other	232.2	478.4
Total Personal	21,517.3	23,111.8
Total Loans	$41,948.3	$43,390.6
(1) Commercial and institutional and commercial-non-U.S. combined include $4.1 billion of private equity related loans, which consists primarily of capital call facilities at both December 31, 2025 and 2024.
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value ratio of 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2025 and 2024, equity credit lines totaled $294.0 million and $250.3 million, respectively. Equity credit lines for which first liens were held by Northern Trust represented 96% and 97% of the total equity credit lines as of December 31, 2025 and 2024, respectively.
Included within the other commercial, non-U.S. commercial, and other personal classes are short-duration advances, primarily related to the processing of custodied client investments, totaling $4.5 billion and $3.8 billion at December 31, 2025 and 2024, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in the other personal class, totaled $12.0 million and $47.6 million at December 31, 2025 and 2024, respectively. There were $6.8 million in loans classified as held for sale as of December 31, 2025. There were no loans classified as held for sale as of December 31, 2024. Loans classified as held for sale are recorded at the lower of cost or fair value. There were $3.1 million in loans sold during the year ended December 31, 2025 and no loans sold during the year ended December 31, 2024.
Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans. Northern Trust uses a variety of credit quality indicators to assess the credit risk of loans at the segment, class, and individual credit exposure levels.

114 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting and management reporting. Risk ratings are used for ranking the credit risk of borrowers and their probability of default. Each borrower is rated using one of a number of ratings models or subjective assessment tools, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan class:
•Commercial and Institutional: cash flow leverage, profit margin, liquidity, balance sheet leverage;
•Commercial Real Estate: debt service coverage, collateral coverage, debt yield, leasing status, guarantor support;
•Commercial - Non-U.S.: leverage, profit margin, liquidity, return on assets, capital levels;
•Commercial - Other: cash flow leverage, profit margin, liquidity, balance sheet leverage, type of collateral, collateral coverage;
•Residential Real Estate: payment history, credit bureau scores, collateral coverage;
•Private Client: cash-flow-to-debt and net worth ratios, leverage, type of collateral, collateral coverage; and
•Personal - Other: debt to income metrics, income amounts, sources of income, type of collateral, collateral coverage.
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
Loan segment and class balances as of December 31, 2025 and 2024 are provided in the following tables, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (Watch List, including accrual and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 58: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

DECEMBER 31, 2025	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2025	2024	2023	2022	2021	PRIOR			TOTAL
Commercial
Commercial and Institutional (C&I)
Risk Rating:
1 to 3 Category	$340.7	$425.1	$87.8	$220.3	$111.9	$149.5	$4,294.6	$57.6	$5,687.5
4 to 5 Category	528.0	661.5	354.3	263.7	218.9	116.6	1,844.1	35.7	4,022.8
6 to 9 Category	88.7	19.9	50.3	33.4	21.9	2.7	57.5	10.3	284.7
Total C&I	957.4	1,106.5	492.4	517.4	352.7	268.8	6,196.2	103.6	9,995.0
C&I Gross Charge-offs	—	—	—	—	—	(1.4)	—	—	(1.4)
Commercial Real Estate (CRE)
Risk Rating:
1 to 3 Category	118.5	98.7	80.8	52.6	157.3	20.8	37.9	—	566.6
4 to 5 Category	946.7	654.8	1,325.1	831.4	404.3	198.7	195.1	22.9	4,579.0
6 to 9 Category	71.9	2.0	6.8	45.5	—	0.4	—	—	126.6
Total CRE	1,137.1	755.5	1,412.7	929.5	561.6	219.9	233.0	22.9	5,272.2
CRE Gross Charge-offs	—	—	—	(2.1)	—	—	—	—	(2.1)
Non-U.S.
Risk Rating:
1 to 3 Category	696.5	119.2	15.4	—	—	112.5	258.6	—	1,202.2
4 to 5 Category	634.3	18.6	16.1	—	—	173.6	131.5	—	974.1
6 to 9 Category	1.0	—	—	12.8	—	—	—	—	13.8
Total Non-U.S.	1,331.8	137.8	31.5	12.8	—	286.1	390.1	—	2,190.1
Other
Risk Rating:
1 to 3 Category	1,730.0	—	—	—	—	—	—	—	1,730.0
4 to 5 Category	1,243.7	—	—	—	—	—	—	—	1,243.7
Total Other	2,973.7	—	—	—	—	—	—	—	2,973.7
Total Commercial	6,400.0	1,999.8	1,936.6	1,459.7	914.3	774.8	6,819.3	126.5	20,431.0
Commercial Gross Charge-offs	—	—	—	(2.1)	—	(1.4)	—	—	(3.5)
Personal
Private Client
Risk Rating:
1 to 3 Category	144.9	130.7	133.0	58.7	46.6	33.3	5,588.1	38.7	6,174.0
4 to 5 Category	400.2	566.3	128.9	313.5	151.0	181.3	6,070.8	540.5	8,352.5
6 to 9 Category	—	—	15.2	—	—	—	8.7	—	23.9
Total Private Client	545.1	697.0	277.1	372.2	197.6	214.6	11,667.6	579.2	14,550.4
Private Client Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	357.1	138.8	131.9	343.3	334.6	993.1	232.3	—	2,531.1
4 to 5 Category	250.8	264.2	232.0	567.5	635.8	1,306.3	194.4	1.9	3,452.9
6 to 9 Category	1.0	—	0.9	8.1	31.3	31.5	20.5	—	93.3
Total RRE	608.9	403.0	364.8	918.9	1,001.7	2,330.9	447.2	1.9	6,077.3
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	5.1	—	—	—	0.6	11.4	224.7	—	241.8
4 to 5 Category	29.1	14.6	12.8	8.8	22.8	9.6	280.2	7.4	385.3
6 to 9 Category	22.6	7.6	—	—	—	0.1	—	—	30.3
Total Non-U.S.	56.8	22.2	12.8	8.8	23.4	21.1	504.9	7.4	657.4
Other
Risk Rating:
1 to 3 Category	86.0	—	—	—	—	—	—	—	86.0
4 to 5 Category	146.2	—	—	—	—	—	—	—	146.2
Total Other	232.2	—	—	—	—	—	—	—	232.2
Other Gross Charge-offs	(0.2)	—	—	—	—	—	—	—	(0.2)
Total Personal	1,443.0	1,122.2	654.7	1,299.9	1,222.7	2,566.6	12,619.7	588.5	21,517.3
Personal Gross Charge-offs	(0.2)	—	—	—	—	(0.2)	—	—	(0.4)
Total Loans	$7,843.0	$3,122.0	$2,591.3	$2,759.6	$2,137.0	$3,341.4	$19,439.0	$715.0	$41,948.3
Total Loans Gross Charge-offs	$(0.2)	$—	$—	$(2.1)	$—	$(1.6)	$—	$—	$(3.9)

116 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2024	2023	2022	2021	2020	PRIOR			TOTAL
Commercial
Commercial and Institutional (C&I)
Risk Rating:
1 to 3 Category	$462.1	$238.2	$367.9	$466.2	$82.2	$277.2	$4,364.8	$26.5	$6,285.1
4 to 5 Category	708.3	506.4	392.5	428.3	82.3	144.2	1,585.1	59.7	3,906.8
6 to 9 Category	34.8	89.3	65.8	70.2	2.3	2.3	73.6	6.9	345.2
Total C&I	1,205.2	833.9	826.2	964.7	166.8	423.7	6,023.5	93.1	10,537.1
C&I Gross Charge-offs	—	(7.3)	(5.4)	—	—	—	—	—	(12.7)
CRE
Risk Rating:
1 to 3 Category	123.2	256.3	224.4	203.7	13.8	43.7	52.6	—	917.7
4 to 5 Category	610.1	1,574.2	1,070.4	424.8	173.2	174.4	198.0	5.2	4,230.3
6 to 9 Category	14.0	15.8	125.7	6.0	4.3	0.4	—	—	166.2
Total CRE	747.3	1,846.3	1,420.5	634.5	191.3	218.5	250.6	5.2	5,314.2
CRE Gross Charge-offs	—	—	(2.4)	—	—	—	—	—	(2.4)
Non-U.S.
Risk Rating:
1 to 3 Category	707.1	—	—	—	70.6	28.8	614.9	—	1,421.4
4 to 5 Category	480.5	83.9	0.8	25.0	—	27.9	59.9	—	678.0
6 to 9 Category	0.9	—	13.6	—	—	—	—	—	14.5
Total Non-U.S.	1,188.5	83.9	14.4	25.0	70.6	56.7	674.8	—	2,113.9
Other
Risk Rating:
1 to 3 Category	1,142.4	—	—	—	—	—	—	—	1,142.4
4 to 5 Category	1,171.2	—	—	—	—	—	—	—	1,171.2
Total Other	2,313.6	—	—	—	—	—	—	—	2,313.6
Total Commercial	5,454.6	2,764.1	2,261.1	1,624.2	428.7	698.9	6,948.9	98.3	20,278.8
Commercial Gross Charge-offs	—	(7.3)	(7.8)	—	—	—	—	—	(15.1)
Personal
Private Client
Risk Rating:
1 to 3 Category	251.3	33.9	84.4	37.9	7.9	44.6	6,993.2	93.3	7,546.5
4 to 5 Category	249.0	660.2	384.0	390.5	123.5	181.3	5,734.8	535.3	8,258.6
6 to 9 Category	—	16.1	—	—	—	—	27.6	—	43.7
Total Private Client	500.3	710.2	468.4	428.4	131.4	225.9	12,755.6	628.6	15,848.8
RRE
Risk Rating:
1 to 3 Category	197.5	150.5	436.7	375.2	325.7	743.6	114.3	—	2,343.5
4 to 5 Category	212.7	263.6	647.2	706.0	652.1	938.1	270.2	2.1	3,692.0
6 to 9 Category	1.7	—	6.8	3.9	2.3	32.5	27.2	—	74.4
Total RRE	411.9	414.1	1,090.7	1,085.1	980.1	1,714.2	411.7	2.1	6,109.9
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Non-U.S.
Risk Rating:
1 to 3 Category	3.3	1.0	—	—	—	6.0	369.6	—	379.9
4 to 5 Category	19.5	16.0	15.2	39.1	—	19.6	170.3	7.2	286.9
6 to 9 Category	7.8	—	—	—	—	0.1	—	—	7.9
Total Non-U.S.	30.6	17.0	15.2	39.1	—	25.7	539.9	7.2	674.7
Other
Risk Rating:
1 to 3 Category	168.5	—	—	—	—	—	—	—	168.5
4 to 5 Category	309.9	—	—	—	—	—	—	—	309.9
Total Other	478.4	—	—	—	—	—	—	—	478.4
Other Gross Charge-Offs	—	—	—	—	—	(0.3)	—	—	(0.3)
Total Personal	1,421.2	1,141.3	1,574.3	1,552.6	1,111.5	1,965.8	13,707.2	637.9	23,111.8
Personal Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Total Loans	$6,875.8	$3,905.4	$3,835.4	$3,176.8	$1,540.2	$2,664.7	$20,656.1	$736.2	$43,390.6
Total Loans Gross Charge-offs	$—	$(7.3)	$(7.8)	$—	$—	$(0.4)	$—	$—	$(15.5)

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class as of December 31, 2025 and 2024.
TABLE 59: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2025
Commercial
Commercial and Institutional	$9,865.0	$80.2	$0.8	$9.3	$9,955.3	$39.7	$9,995.0	$21.3
Commercial Real Estate	5,222.1	37.3	3.6	9.2	5,272.2	—	5,272.2	—
Non-U.S.	2,189.5	—	—	—	2,189.5	0.6	2,190.1	—
Other	2,973.7	—	—	—	2,973.7	—	2,973.7	—
Total Commercial	20,250.3	117.5	4.4	18.5	20,390.7	40.3	20,431.0	21.3
Personal
Private Client	14,403.3	128.8	8.5	3.1	14,543.7	6.7	14,550.4	—
Residential Real Estate	6,007.0	11.7	25.5	3.4	6,047.6	29.7	6,077.3	26.9
Non-U.S.	657.4	—	—	—	657.4	—	657.4	—
Other	232.2	—	—	—	232.2	—	232.2	—
Total Personal	21,299.9	140.5	34.0	6.5	21,480.9	36.4	21,517.3	26.9
Total Loans	$41,550.2	$258.0	$38.4	$25.0	$41,871.6	$76.7	$41,948.3	$48.2

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2024
Commercial
Commercial and Institutional	$10,486.9	$12.8	$0.7	$6.9	$10,507.3	$29.8	$10,537.1	$10.5
Commercial Real Estate	5,304.9	3.3	—	0.4	5,308.6	5.6	5,314.2	5.6
Non-U.S.	2,113.0	—	0.4	—	2,113.4	0.5	2,113.9	—
Other	2,313.6	—	—	—	2,313.6	—	2,313.6	—
Total Commercial	20,218.4	16.1	1.1	7.3	20,242.9	35.9	20,278.8	16.1
Personal
Private Client	15,677.6	87.7	15.2	66.0	15,846.5	2.3	15,848.8	0.7
Residential Real Estate	6,063.4	17.2	2.5	9.0	6,092.1	17.8	6,109.9	17.8
Non-U.S.	673.1	1.6	—	—	674.7	—	674.7	—
Other	478.4	—	—	—	478.4	—	478.4	—
Total Personal	22,892.5	106.5	17.7	75.0	23,091.7	20.1	23,111.8	18.5
Total Loans	$43,110.9	$122.6	$18.8	$82.3	$43,334.6	$56.0	$43,390.6	$34.6
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $4.1 million in 2025, $2.1 million in 2024, and $3.4 million in 2023.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of December 31, 2025 and 2024, Northern Trust did not hold any foreclosed real estate properties as a result of obtaining physical possession. As of December 31, 2025 and 2024, Northern Trust had loans with a carrying value of $7.9 million and $3.5 million, respectively, for which formal foreclosure proceedings were in process.

118 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications to Borrowers Experiencing Financial Difficulty
Northern Trust may provide payment relief by modifying the terms of the original loans for borrowers experiencing financial difficulties. Loan modifications to borrowers experiencing financial difficulty involve primarily extension of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof and totaled $51.3 million, $7.2 million and $40.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of December 31, 2025, of loans that were modified in the previous 12 months, there were no loans 30-89 days past due and $18.4 million 90 days and greater past due in accordance with their modified terms. As of December 31, 2024, of the loans that were modified in the previous 12 months, there were no loans 30-89 days past due and $1.3 million 90 days and greater past due in accordance with their modified terms. As of December 31, 2023, of the loans that were modified in the previous 12 months, there were $4.7 million 30-89 days past due and $16.2 million 90 days and greater past due in accordance with their modified terms. All modification to borrowers experiencing financial difficulty continue to be reported as non-accrual loans until the requirements for returning to performing status are met. Northern Trust charged off $2.0 million, $8.5 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to loan modifications to borrowers experiencing financial difficulty.
There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust had modified the payment terms of the loans as of December 31, 2025 and 2024, respectively.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. The primary forecast reflects an outlook of steady growth, stabilizing interest rates, and slightly higher unemployment rates. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
The results of the credit reserve estimation methodology are reviewed quarterly by Northern Trust’s Credit Loss Reserve Committee, which receives input from Financial Risk Management, Treasury, Corporate Finance, the Economic Research Department, and each of Northern Trust’s reporting business units. The Credit Loss Reserve Committee determines the probability weights applied to each forecast approved by Northern Trust’s MSDC, as well as, reviews and approves qualitative adjustments to the collective allowance in line with Northern Trust’s qualitative adjustment framework.
As of December 31, 2025, qualitative adjustments primarily reflected macroeconomic uncertainty affecting Northern Trust's C&I portfolio, the possible impact of climate-related risks on future CRE property values, and the potential for higher-than-anticipated losses on large individual exposures. In comparison, as of December 31, 2024, qualitative adjustments were largely driven by climate-related risks affecting both commercial and residential real estate portfolios, an increased likelihood of recession within the CRE segment mostly due to ongoing concerns around office occupancy rates, and similar concerns regarding large individual exposures. The qualitative component of the reserve decreased as of December 31, 2025, relative to December 31, 2024, primarily due to an improved outlook for both the CRE portfolio and the climate-related risk projections for RRE in certain locations. These improvements were partially offset by the introduction of the qualitative adjustment intended to capture heightened macroeconomic uncertainty around the C&I portfolio since the start of 2025.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding changes in the total Allowance for Credit Losses.
TABLE 60: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$168.0	$30.4	$6.5	$1.0	$205.9
Charge-Offs	(3.9)	—	—	—	(3.9)
Recoveries	3.6	—	—	—	3.6
Net Recoveries (Charge-Offs)	(0.3)	—	—	—	(0.3)
Provision for Credit Losses(1)	(3.4)	(7.1)	2.8	0.4	(7.3)
Balance at End of Period	$164.3	$23.3	$9.3	$1.4	$198.3
(1) The table excludes a negative provision for credit losses of $0.2 million for the year ended December 31, 2025 for AFS debt securities. See further detail in Note 4, “Securities.”

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
Excluding the negative provisions for AFS debt securities, Northern Trust recognized a negative Provision for Credit Losses of $7.3 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively, as compared to a Provision for Credit Losses of $24.6 million for the year ended December 31, 2023. The negative provision in 2025 was due to a decrease in collective reserves, primarily for the CRE portfolio, driven by an improved industry outlook; partially offset by an increase in specific reserves related to a small number of non-performing loans.
For credit exposure and the associated allowance related to fee receivables, please refer to Note 16, “Revenue from Contracts with Clients.” For information related to the allowance for AFS debt securities, please refer to Note 4, “Securities.”

120 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for the Loan Portfolio. The following table provides information regarding changes in the total allowance for credit losses related to loans, including undrawn loan commitments and standby letters of credit, by segment.
TABLE 61: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4
Charge-Offs	(3.5)	(0.4)	(3.9)	—	—	—
Recoveries	2.2	1.4	3.6	—	—	—
Net Recoveries (Charge-Offs)	(1.3)	1.0	(0.3)	—	—	—
Provision for Credit Losses	(4.7)	1.3	(3.4)	(6.6)	(0.5)	(7.1)
Balance at End of Period	$132.5	$31.8	$164.3	$21.7	$1.6	$23.3

	2024
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9
Charge-Offs	(15.1)	(0.4)	(15.5)	—	—	—
Recoveries	—	4.2	4.2	—	—	—
Net Recoveries (Charge-Offs)	(15.1)	3.8	(11.3)	—	—	—
Provision for Credit Losses	6.8	(6.2)	0.6	3.4	0.1	3.5
Balance at End of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4

	2023
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$116.2	$28.1	$144.3	$36.3	$2.2	$38.5
Charge-Offs	(5.7)	(1.8)	(7.5)	—	—	—
Recoveries	0.2	3.5	3.7	—	—	—
Net Recoveries (Charge-Offs)	(5.5)	1.7	(3.8)	—	—	—
Provision for Credit Losses	36.1	2.1	38.2	(11.4)	(0.2)	(11.6)
Balance at End of Period	$146.8	$31.9	$178.7	$24.9	$2.0	$26.9

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the recorded investments in loans and the allowance for credit losses for loans and undrawn loan commitments and standby letters of credit by segment as of December 31, 2025 and 2024.
TABLE 62: RECORDED INVESTMENTS IN LOANS

	DECEMBER 31, 2025			DECEMBER 31, 2024
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$55.0	$45.9	$100.9	$35.9	$30.0	$65.9
Evaluated on a Collective Basis	20,376.0	21,471.4	41,847.4	20,242.9	23,081.8	43,324.7
Total Loans	20,431.0	21,517.3	41,948.3	20,278.8	23,111.8	43,390.6
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	5.9	4.3	10.2	1.2	2.0	3.2
Evaluated on a Collective Basis	126.6	27.5	154.1	137.3	27.5	164.8
Allowance Assigned to Loans	132.5	31.8	164.3	138.5	29.5	168.0
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	21.7	1.6	23.3	28.3	2.1	30.4
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$154.2	$33.4	$187.6	$166.8	$31.6	$198.4
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the total allowance for credit losses for held to maturity debt securities.
TABLE 63: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	2025
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.0	$1.1	$0.9	$—	$2.2	$6.5
Provision for Credit Losses	—	0.8	1.7	0.2	0.1	—	2.8
Balance at End of Period	$0.3	$2.8	$2.8	$1.1	$0.1	$2.2	$9.3
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
Allowance for Other Financial Assets. The allowance for other financial assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. Northern Trust’s portfolio is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to other financial assets was $1.4 million and $1.0 million as of December 31, 2025 and 2024, respectively.

122 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 64: ACCRUED INTEREST

(In Millions)	DECEMBER 31, 2025	DECEMBER 31, 2024
Loans	$184.6	$211.7
Debt Securities
Held to Maturity	76.9	58.9
Available for Sale	175.0	173.9
Other Financial Assets	62.2	53.1
Total	$498.7	$497.6
The amount of accrued interest reversed through interest income for loans was immaterial and there was no accrued interest reversed through interest income related to any other financial assets during the years ended 2025 and 2024.
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
Banks and Bank Holding Companies. At December 31, 2025, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.7 billion, demand balances maintained at correspondent banks of $5.9 billion and Securities Purchased under Agreements to Resell of $2.7 billion. At December 31, 2024, on-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consisted primarily of Interest-Bearing Deposits with Banks of $1.9 billion, demand balances maintained at correspondent banks of $4.7 billion, and Securities Purchased under Agreements to Resell of $426.0 million. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties is managed by the Capital Markets Credit Committee. Credit limits are established through a review process that includes an internally-prepared financial analysis, use of an internal risk rating system, and consideration of external market indicators as well as regulatory single counterparty credit limits. Northern Trust places deposits with banks that have strong internal and external credit ratings, and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.
Residential Real Estate. Residential real estate loans totaled $6.1 billion at both December 31, 2025 and December 31, 2024, representing 16% and 15%, respectively, of total U.S. loans. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $515.2 million and $679.5 million at December 31, 2025 and 2024, respectively. The table below provides additional detail regarding residential real estate loans by geographic region.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 65: RESIDENTIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION

	DECEMBER 31,
(In Millions)	2025	2024
Residential Real Estate by geographic region:
Florida	$1,597.9	$1,636.5
California	1,291.7	1,371.9
Illinois	548.5	591.3
New York	539.3	510.8
Colorado	337.7	309.9
Texas	301.4	308.7
All other(1)	1,460.8	1,380.8
Total Residential Real Estate	$6,077.3	$6,109.9
(1) The remainder is distributed throughout the other geographic regions within the U.S. served by Northern Trust.
Commercial Real Estate. Commercial real estate loans totaled $5.3 billion at December 31, 2025 and December 31, 2024, representing 13% of total U.S. loans in both periods. In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to experienced investors well known to Northern Trust.
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
Recourse to personal clients through guarantees is also generally required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the California, Illinois, Florida, and Texas markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion. At December 31, 2025, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $268.7 million and $79.9 million, respectively. At December 31, 2024, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $376.5 million and $81.9 million, respectively.

124 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides additional detail regarding commercial real estate loan types.
TABLE 66: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2025	2024
Commercial Mortgages
Apartment/ Multi-family	$1,586.4	$1,599.9
Industrial/Warehouse	960.1	906.1
Office	948.0	944.4
Retail	695.9	665.6
Other	622.5	630.3
Total Commercial Mortgages	4,812.9	4,746.3
Construction, Acquisition and Development Loans	459.3	567.9
Total Commercial Real Estate Loans	$5,272.2	$5,314.2
Note 8 – Buildings and Equipment
A summary of Buildings and Equipment is presented in the following table.
TABLE 67: BUILDINGS AND EQUIPMENT

	DECEMBER 31, 2025
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	227.8	140.0	87.8
Equipment	512.0	335.3	176.7
Leasehold Improvements	574.1	385.2	188.9
Total Buildings and Equipment	$1,325.4	$860.8	$464.6

	DECEMBER 31, 2024
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$11.5	$0.3	$11.2
Buildings	226.5	143.4	83.1
Equipment	539.6	343.4	196.2
Leasehold Improvements	553.5	353.7	199.8
Total Buildings and Equipment	$1,331.1	$840.8	$490.3
The charge for depreciation amounted to $100.7 million in 2025, $110.0 million in 2024, and $115.9 million in 2023 on the consolidated statements of income.
Note 9 – Lease Commitments
As of December 31, 2025, Northern Trust was obligated under a number of non-cancelable operating leases, primarily for real estate. Certain leases contain rent escalation clauses based on market indices, renewal option clauses calling for increased rentals, and rental payments based on usage. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements.
The components of lease costs for the years ended December 31, 2025 and 2024 were as follows.
TABLE 68: LEASE COST COMPONENTS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024
Operating Lease Cost	$87.8	$93.5
Variable Lease Cost (1)	50.4	49.3
Sublease Income	(3.2)	(3.0)
Total Lease Cost	$135.0	$139.8
(1) Variable Lease Cost includes rental payments based on usage, common-area maintenance costs and property taxes.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a maturity analysis of lease liabilities as of December 31, 2025.
TABLE 69: MATURITY OF LEASE LIABILITIES

(In Millions)	MATURITY OF LEASE LIABILITIES
2026	$98.0
2027	99.1
2028	86.2
2029	71.0
2030	70.3
Later Years	315.2
Total Lease Payments	739.8
Less: Imputed Interest	(115.4)
Present Value of Lease Liabilities	$624.4
As of December 31, 2025, Northern Trust did not have any commitments for operating leases in addition to the above that have not yet commenced.
Northern Trust uses its incremental borrowing rate to determine the present value of lease payments for operating leases. Operating lease right-of-use (ROU) assets and lease liabilities may include options to extend or terminate the lease only when it is reasonably certain that Northern Trust will exercise that option. Northern Trust elects not to separate lease and non-lease components of a contract for its real estate leases. The location and amount of ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2025 and 2024 are presented in the following table.
TABLE 70: LOCATION AND AMOUNT OF LEASE ASSETS AND LIABILITIES

(In Millions)	LOCATION OF LEASE ASSETS AND LEASE LIABILITIES ON THE BALANCE SHEET	DECEMBER 31, 2025	DECEMBER 31, 2024
Assets
Operating Lease Right-of-Use Asset	Other Assets	$464.6	$478.0
Liabilities
Operating Lease Liability	Other Liabilities	$624.4	$648.8
The weighted-average remaining lease term and weighted-average discount rate applied to leases as of December 31, 2025 and 2024 were as follows:
TABLE 71: WEIGHTED-AVERAGE REMAINING LEASE TERM AND DISCOUNT RATE

	DECEMBER 31, 2025	DECEMBER 31, 2024
Operating Leases
Weighted-Average Remaining Lease Term	9.2 years	9.7 years
Weighted-Average Discount Rate	3.5%	3.4%
The following table provides supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024.
TABLE 72: SUPPLEMENTAL CASH FLOW INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$105.4	$94.5
Supplemental non-cash information
Right-of-use assets obtained in exchange for new operating lease liabilities	$48.8	$36.5

126 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the years ended December 31, 2025 and 2024, including the effect of foreign exchange rates on non-U.S.-dollar denominated balances, were as follows.
TABLE 73: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2023	$621.9	$80.4	$702.3
Foreign Exchange Rates	(7.3)	(0.1)	(7.4)
Balance at December 31, 2024	$614.6	$80.3	$694.9
Foreign Exchange Rates	17.9	0.1	18.0
Balance at December 31, 2025	$632.5	$80.4	$712.9
The goodwill impairment test is performed at least annually at the reporting-unit level. The Corporation has determined its reporting units for this purpose to be Asset Servicing and Wealth Management. Goodwill was tested for impairment during the fourth quarter of 2025 using a quantitative assessment in which the estimated fair values of the reporting units are compared to their carrying values. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Based upon the quantitative assessments, there were no impairments to goodwill in 2025.
Other Intangible Assets. The net carrying amount of other intangible assets was $59.6 million and $58.1 million as of December 31, 2025 and 2024, respectively. Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets. Amortization expense totaled $6.1 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of December 31, 2025 and 2024 were as follows.
TABLE 74: CAPITALIZED SOFTWARE

	DECEMBER 31,
(In Millions)	2025	2024
Gross Carrying Amount	$4,926.2	$4,259.6
Less: Accumulated Amortization	2,574.2	2,104.5
Net Carrying Value	$2,352.0	$2,155.1
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of costs related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $672.3 million in 2025, $597.6 million in 2024, and $509.4 million in 2023.
Note 11 – Deposits
The following table provides the scheduled maturity of total time deposits in denominations of $250,000 or greater at December 31, 2025.
TABLE 75: REMAINING MATURITY OF TIME DEPOSITS $250,000 OR MORE

	DECEMBER 31, 2025
	U.S. OFFICE	NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME	TOTAL
1 Year or Less	$5,572.4	$995.3	$6,567.7
Over 1 Year to 2 Years	21.5	—	21.5
Over 2 Years to 3 Years	13.5	—	13.5
Over 3 Years to 4 Years	2.4	—	2.4
Over 4 Years to 5 Years	1.4	—	1.4
Over 5 Years	—	—	—
Total	$5,611.2	$995.3	$6,606.5

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there were $7.1 billion of time deposits in denominations of $250,000 or greater, of which, $4.9 billion were Certificates of Deposit and $2.2 billion were non-U.S.
Note 12 – Senior Notes and Long-Term Debt
Senior Notes. On November 19, 2025, the Corporation issued $500 million of 4.15% senior notes, due November 19, 2030. The senior notes will bear interest from the date they were issued at an annual rate of 4.15%, payable semi-annually in arrears. The senior notes are unsecured and rank equally with all of the Corporation's existing and future senior debt. The senior notes are not redeemable prior to maturity.
A summary of Senior Notes outstanding at December 31, 2025 and 2024 is presented in the following table.
TABLE 76: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2025	2024
Corporation-Senior Notes
Fixed Rate Note Due May 2027(1)	4.00%	$999.0	$998.3
Fixed Rate Note Due August 2028(2)(3)	3.65	493.5	479.6
Fixed Rate Note Due May 2029(2)(3)	3.15	483.1	465.3
Fixed Rate Note Due May 2030(2)(3)	1.95	879.8	826.5
Fixed Rate Note Due November 2030(3)(4)	4.15	496.1	—
Total Senior Notes		$3,351.5	$2,769.7
(1) Redeemable within one month of maturity.
(2) Redeemable within three months of maturity.
(3) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of senior notes outstanding of $(142.2) million and $(224.2) million were recorded as of December 31, 2025 and 2024, respectively. See further detail in Note 25, “Derivative Financial Instruments.”
(4) Not redeemable prior to maturity.
Long-Term Debt. On November 19, 2025, the Corporation issued $750 million of 5.117% subordinated notes, due November 19, 2040. The subordinated notes will bear interest from the date they were issued at an annual rate of 5.117%, payable semi-annually in arrears until, but excluding November 19, 2035. From, and including November 19, 2035, the subordinated notes will bear a fixed interest rate equal to the five-year U.S. Treasury Rate plus 105 basis points per annum payable semi-annually in arrears. The subordinated notes are unsecured and rank junior to all of the Corporation's existing and future senior debt. On, and only on, November 19, 2035, the subordinated notes may be redeemed, in whole but not in part, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

128 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of Long-Term Debt, defined as debt with original maturities of one year or more, outstanding at December 31, 2025 and 2024 is presented in the following table. We do not reclassify Long-Term Debt to short-term borrowings within a year of maturity.
TABLE 77: LONG-TERM DEBT

		DECEMBER 31,
($ In Millions)	RATE	2025	2024
Corporation-Subordinated Debt
Fixed Rate Note due October 2025(1)	3.950%	$—	$736.0
Fixed-to-Floating Rate Note due May 2032(2)	3.375	349.9	349.8
Fixed Rate Note due November 2032(3)	6.125	996.0	995.5
Fixed-to-Fixed Rate Note due November 2040(4)(5)	5.117	738.5	—
Total Corporation-Subordinated Debt		$2,084.4	$2,081.3

Federal Home Loan Bank (FHLB) Advances
FHLB Fixed Rate Advance due December 2025	5.13%	$—	$30.0
FHLB Fixed Rate Advance due December 2025	5.18	—	570.0
FHLB Fixed Rate Advance due March 2026	5.13	600.0	600.0
FHLB Fixed Rate Advance due June 2026	5.09	800.0	800.0
Total FHLB Advances		$1,400.0	$2,000.0

Total Long-Term Debt		$3,484.4	$4,081.3
Long-Term Debt Qualifying as Risk-Based Capital		$2,097.3	$1,347.1
(1) Redeemed in October 2025.
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
(4) The subordinated notes will bear interest from the date they were issued at an annual rate of 5.117%, payable semi-annually in arrears until, but excluding November 19, 2035. From, and including November 19, 2035, the subordinated notes will bear a fixed interest rate equal to the five-year U.S. Treasury Rate plus 105 basis points per annum payable semi-annually in arrears. The subordinated notes are unsecured and may be redeemed in whole but not in part, on, and only on, November 19, 2035, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
(5) Interest rate swap contracts were entered into to modify the interest expense from fixed rates to floating rates. The swaps are recorded as fair value hedges and (decreases) increases in the carrying values of subordinated notes outstanding of $(9.2) million were recorded as of December 31, 2025. See further detail in Note 25, “Derivative Financial Instruments.”
Note 13 – Stockholders’ Equity
Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued.
As of December 31, 2025, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (“Series E Preferred Stock”) were outstanding.
Series D Preferred Stock. As of December 31, 2025, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both December 31, 2025 and 2024 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 129

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
Series E Preferred Stock. As of December 31, 2025, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of both December 31, 2025 and 2024 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, accrue and are payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On October 21, 2025, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on January 1, 2026, to stockholders of record as of December 15, 2025.
The Series E Preferred Stock has no maturity date and is redeemable at the Corporation’s option in whole, or in part, on any dividend payment date effective January 1, 2025.
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
Common Stock. As of December 31, 2025, the Corporation had issued and outstanding shares of common stock of 245.2 million and 186.3 million, respectively. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. On July 22, 2025, the Board of Directors approved a new repurchase program that authorized the Corporation to repurchase up to $2.5 billion of the Corporation’s common stock. This program has no expiration date. Repurchases prior to July 22, 2025 were made pursuant to the stock repurchase authorization approved by the Board of Directors in October 2021 During the year ended December 31, 2025, the Corporation repurchased 11,005,509 shares of common stock, including 450,486 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $1.3 billion. During the year ended December 31, 2024, the Corporation repurchased 10,489,770 shares of common stock, including 424,806 shares withheld to satisfy tax withholding obligations related to share-based compensation at a total cost of $937.8 million. During the year ended December 31, 2023, the Corporation repurchased 4,384,678 shares of common stock, including 378,130 shares withheld to satisfy tax withholding obligations related to share-based compensation, at a total cost of $347.5 million.
The average price paid per share for common stock repurchased in 2025, 2024, and 2023 was $115.72, 89.41, and 79.26, respectively.
An analysis of changes in the number of shares of common stock outstanding follows:
TABLE 78: SHARES OF COMMON STOCK OUTSTANDING

	2025	2024	2023
Balance at January 1	195,969,746	205,126,224	208,428,309
Incentive Plan and Awards	1,283,056	1,178,816	1,040,450
Stock Options Exercised	90,295	154,476	42,143
Treasury Stock Purchased	(11,005,509)	(10,489,770)	(4,384,678)
Balance at December 31	186,337,588	195,969,746	205,126,224

130 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at December 31, 2025, 2024, and 2023, and changes during the years then ended.
TABLE 79: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	NET UNREALIZED (LOSSES) GAINS ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENT	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2022	$(1,367.6)	$1.2	$164.6	$(367.4)	$(1,569.2)
Net Change	443.7	(0.4)	39.0	(51.0)	431.3
Balance at December 31, 2023	$(923.9)	$0.8	$203.6	$(418.4)	$(1,137.9)
Net Change	325.8	(0.2)	29.5	(31.2)	323.9
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
Net Change	196.8	0.3	15.8	10.6	223.5
Balance at December 31, 2025	$(401.3)	$0.9	$248.9	$(439.0)	$(590.5)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.
TABLE 80: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2025			2024			2023
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Unrealized Gains (Losses) on Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$162.3	$(40.9)	$121.4	$147.7	$(39.5)	$108.2	$319.4	$(81.1)	$238.3
Reclassification Adjustments for Losses (Gains) Included in Net Income:
Interest Income on Debt Securities(1)	99.9	(24.5)	75.4	101.3	(25.1)	76.2	105.6	(26.7)	78.9
Net Losses on Debt Securities(2)	—	—	—	189.3	(47.9)	141.4	169.5	(43.0)	126.5
Net Change	$262.2	$(65.4)	$196.8	$438.3	$(112.5)	$325.8	$594.5	$(150.8)	$443.7
Unrealized Gains (Losses) on Cash Flow Hedges
Foreign Exchange Contracts	$20.9	$(5.1)	$15.8	$13.2	$(3.2)	$10.0	$36.3	$(9.2)	$27.1
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(20.5)	5.0	(15.5)	(13.4)	3.2	(10.2)	(36.8)	9.3	(27.5)
Net Change	$0.4	$(0.1)	$0.3	$(0.2)	$—	$(0.2)	$(0.5)	$0.1	$(0.4)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$275.2	$(12.8)	$262.4	$(149.0)	$5.4	$(143.6)	$100.8	$(1.6)	$99.2
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	1.2	(0.2)	1.0	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Net Investment Hedge (Losses) Gains	(328.1)	80.5	(247.6)	233.1	(59.3)	173.8	(77.4)	17.9	(59.5)
Net Change	$(51.7)	$67.5	$15.8	$83.2	$(53.7)	$29.5	$22.5	$16.5	$39.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$5.6	$(4.0)	$1.6	$(54.0)	$12.9	$(41.1)	$(71.4)	$15.7	$(55.7)
Reclassification Adjustment for Losses (Gains) Included in Net Income(4)
Amortization of Net Actuarial Loss	12.2	(3.0)	9.2	13.0	(3.2)	9.8	6.4	(1.7)	4.7
Amortization of Prior Service Cost (Credit)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	—	—	—
Settlement Loss	(0.1)	—	(0.1)	0.2	—	0.2	—	—	—
Net Change	$17.6	$(7.0)	$10.6	$(40.9)	$9.7	$(31.2)	$(65.0)	$14.0	$(51.0)
Total Net Change	$228.5	$(5.0)	$223.5	$480.4	$(156.5)	$323.9	$551.5	$(120.2)	$431.3
(1) The before-tax reclassification adjustment is related to the unrealized gains (losses) amortization on AFS debt securities that were previously transferred to HTM debt securities. Upon transfer of a debt security from the AFS to HTM classification, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into Net Interest Income over the remaining life of the securities using the effective interest method. The amortization of amounts retained in AOCI will offset the effect on interest income of the amortization of the premium or discount resulting from transferring the securities at fair value.
(2) The net losses on AFS debt securities before-tax reclassification adjustment is recorded in Investment Security Gains (Losses), net on the consolidated statements of income. Refer to Note 4, “Securities” for further information.
(3) See Note 25, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit before-tax reclassification adjustment is recorded in Employee Benefits expense on the consolidated statements of income. Refer to Note 21, “Employee Benefits” for further information.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Net Income per Common Share
The computations of net income per common share are presented in the following table.
TABLE 81: NET INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2025	2024	2023
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	191,358,026	201,263,646	207,248,094
Net Income	$1,736.9	$2,031.1	$1,107.3
Less: Dividends on Preferred Stock	41.8	41.8	41.8
Net Income Applicable to Common Stock	1,695.1	1,989.3	1,065.5
Less: Earnings Allocated to Participating Securities	15.9	16.9	11.6
Earnings Allocated to Common Shares Outstanding	$1,679.2	$1,972.4	$1,053.9
Basic Net Income Per Common Share	8.78	9.80	5.09
DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	191,358,026	201,263,646	207,248,094
Plus Dilutive Effect of Share-based Compensation	888,499	606,459	315,652
Average Common and Potential Common Shares	192,246,525	201,870,105	207,563,746
Earnings Allocated to Common and Potential Common Shares	$1,679.3	$1,972.3	$1,053.9
Diluted Net Income Per Common Share	8.74	9.77	5.08
Note: For the year ended December 31, 2025, there were no common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive. For the years ended December 31, 2024 and 2023, there were 0.1 million common stock equivalents excluded in the computation of diluted net income per share.
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

132 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Trust’s contracts with its clients are typically open-ended arrangements and are therefore considered to have an original duration of less than one year. Northern Trust has elected the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
The following table presents revenues disaggregated by major revenue source.
TABLE 82: REVENUE DISAGGREGATION

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$2,026.7	$1,915.2	$1,805.3
Investment Management and Advisory	2,659.7	2,491.5	2,232.3
Securities Lending	83.0	74.3	83.9
Other	248.4	246.8	240.3
Total Trust, Investment and Other Servicing Fees	$5,017.8	$4,727.8	$4,361.8
Other Noninterest Income
Foreign Exchange Trading Income	$240.8	$231.2	$203.9
Treasury Management Fees	38.7	35.7	31.6
Security Commissions and Trading Income	170.4	150.5	135.0
Other Operating Income	207.7	1,157.4	228.7
Investment Security Gains (Losses), net	—	(189.3)	(169.5)
Total Other Noninterest Income	$657.6	$1,385.5	$429.7
Total Noninterest Income	$5,675.4	$6,113.3	$4,791.5
On the consolidated statements of income, Trust, Investment and Other Servicing Fees and Treasury Management Fees represent revenue from contracts with clients. For the year ended December 31, 2025, revenue from contracts with clients also includes $162.9 million of the $170.4 million total Security Commissions and Trading Income and $41.8 million of the $207.7 million total Other Operating Income. For the year ended December 31, 2024, revenue from contracts with clients also includes $143.7 million of the $150.5 million total Security Commissions and Trading Income and $39.3 million of the $1,157.4 million total Other Operating Income. For the year ended December 31, 2023, revenue from contracts with clients also includes $115.9 million of the $135.0 million total Security Commissions and Trading Income and $38.9 million of the $228.7 million total Other Operating Income.
Receivables Balances. The following table represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at December 31, 2025 and 2024.
TABLE 83: CLIENT RECEIVABLES

	DECEMBER 31,
(In Millions)	2025	2024
Trust Fees Receivable, net(1)	$956.7	$932.3
Other	105.6	64.5
Total Client Receivables	$1,062.3	$996.8
(1)Trust Fees Receivable is net of a $5.0 million and $12.0 million fee receivable allowance as of December 31, 2025 and 2024, respectively.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 84: NET INTEREST INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Interest Income
Federal Reserve and Other Central Bank Deposits	$1,463.8	$1,735.9	$1,462.3
Interest-Bearing Due from and Deposits with Banks(1)	86.6	122.6	130.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,829.2	3,340.2	1,585.5
Securities – Taxable	1,879.4	1,888.6	1,534.4
– Nontaxable(2)	1.0	1.1	1.3
Loans	2,280.1	2,567.1	2,551.1
Other Interest-Earning Assets(3)	84.5	106.8	60.3
Total Interest Income	$8,624.6	$9,762.3	$7,325.0
Interest Expense
Deposits	$2,663.9	$3,415.9	$2,685.3
Federal Funds Purchased	94.1	129.2	256.9
Securities Sold under Agreements to Repurchase	2,763.2	3,280.4	1,541.1
Other Borrowings	314.0	362.7	542.5
Senior Notes	157.5	173.5	170.0
Long-Term Debt	220.9	223.5	147.2
Total Interest Expense	$6,213.6	$7,585.2	$5,343.0
Net Interest Income	$2,411.0	$2,177.1	$1,982.0
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
Note 18 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 85: OTHER OPERATING INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Loan Service Fees	$53.7	$55.0	$83.1
Banking Service Fees	56.1	55.0	53.0
Bank Owned Life Insurance	80.3	79.1	69.5
Other Income(1)(2)	17.6	968.3	23.1
Total Other Operating Income	$207.7	$1,157.4	$228.7
(1) Other Income includes the mark-to-market loss on derivative swap activity related to previous sales of certain Visa Class B common shares, realized gains related to sales of certain Visa Class C common shares, and mark-to-market gains on Visa Class C common shares held.. Refer to Note 24—Commitments and Contingent Liabilities for further information.
(2) Other Income for the year ended December 31, 2024 includes a $68.1 million pre-tax gain related to the sale of an equity investment.

134 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 86: OTHER OPERATING EXPENSE

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Business Promotion	$77.2	$81.3	$74.8
Staff Related	36.1	46.4	35.0
FDIC Insurance Premiums(1)	17.8	43.0	112.0
Charitable Contributions(2)	11.8	83.8	15.6
Other Expenses	202.4	200.7	235.5
Total Other Operating Expense	$345.3	$455.2	$472.9
(1) FDIC Insurance Premiums includes a release of $15.9 million, and expenses of $14.7 million and $84.6 million related to the FDIC Special Assessment for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Charitable Contributions includes a $70.0 million charitable contribution to the Northern Trust Foundation for the year ended December 31, 2024.
Note 20 – Income Taxes
The following table reconciles the statutory federal tax rate with the effective tax rate for the periods presented below.
TABLE 87: INCOME TAXES

	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions)	2025	2025	2024	2024	2023	2023
Statutory Federal Tax Rate	$491.3	21.0%	$558.5	21.0%	$307.6	21.0%
Tax Credits	(7.2)	(0.3)	(8.9)	(0.3)	(4.4)	(0.3)
Tax Credit Investments, Net (1)	(15.5)	(0.7)	(17.9)	(0.7)	(37.5)	(2.6)
Nontaxable or Nondeductible Tax Benefits	1.0	—	(7.0)	(0.3)	(3.0)	(0.2)
Effects of Cross-Border Tax Laws	13.6	0.6	10.1	0.4	10.9	0.7
Valuation Allowance	59.8	2.6	36.7	1.4	25.8	1.8
Other, net	0.8	—	(11.5)	(0.4)	(4.5)	(0.3)
Domestic State and Local Income Taxes, net (2)	38.8	1.7	65.1	2.4	34.9	2.4
Foreign Tax Effects	21.1	0.9	5.5	0.2	7.7	0.5
Worldwide Changes in Unrecognized Tax Benefits	(1.1)	—	(2.2)	(0.1)	20.0	1.4
Effective Tax Rate	$602.6	25.8%	$628.4	23.6%	$357.5	24.4%
(1) Tax Credit Investments, Net includes Low Income Housing Tax Credits and New Market Tax Credits net of proportional amortization starting in 2024. Refer to Note 28, “Variable Interest Entities” for further information.
(2) State and local income taxes in Illinois, New York, and California comprise the majority of the Domestic State and Local Taxes, net category.
Income tax expense for the year ended December 31, 2025, 2024, and 2023 was $602.6 million, $628.4 million, and $357.5 million, representing an effective tax rate of 25.8%, 23.6%, and 24.4% respectively.
For the year ended December 31, 2025, the increase in the effective tax rate was primarily driven by a higher net tax impact from international operations.
The Corporation is no longer subject to income tax examinations by U.S. federal tax authorities before 2015, U.S. state or local tax authorities for years before 2011, or non-U.S. tax authorities for years before 2015.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Other Liabilities on the consolidated balance sheets at December 31, 2025 and 2024 were $57.4 million and $58.5 million of unrecognized tax benefits, respectively. If recognized, the amounts would reduce 2025 and 2024 income tax expense by $49.4 million and $51.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.
TABLE 88: UNRECOGNIZED TAX BENEFITS

(In Millions)	2025	2024	2023
Balance at January 1	$58.5	$60.7	$40.7
Additions for Tax Positions Taken in the Current Year	2.5	2.0	2.1
Additions for Tax Positions Taken in Prior Years	7.1	10.8	24.0
Reductions for Tax Positions Taken in Prior Years	(6.0)	(10.9)	(5.1)
Reductions Resulting from Settlements with Taxing Authorities	(4.7)	(2.5)	—
Reductions Resulting from Expiration of Statutes	—	(1.6)	(1.0)
Balance at December 31	$57.4	$58.5	$60.7
A benefit for interest and penalties of $1.7 million, net of tax, was included in the Provision for Income Taxes for the year ended December 31, 2025. This compares to a provision for interest and penalties of $4.7 million, net of tax, and a provision of $0.2 million, net of tax, for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the liability for the potential payment of interest and penalties totaled $14.3 million and $16.0 million, net of tax, respectively.
The components of the consolidated Provision for Income Taxes for each of the three years ended December 31 are as follows.
TABLE 89: PROVISION FOR INCOME TAXES (1)

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Current Tax Provision:
Federal	$184.6	$400.2	$250.5
State	23.7	66.7	63.2
Non-U.S.	199.8	140.8	92.0
Total	$408.1	$607.7	$405.7
Deferred Tax Provision:
Federal	$159.9	$(1.1)	$(54.0)
State	34.0	17.5	(1.4)
Non-U.S.	0.6	4.3	7.2
Total	$194.5	$20.7	$(48.2)
Provision for Income Taxes
Federal	$344.5	$399.1	$196.5
State	57.7	84.2	61.8
Non-U.S.	200.4	145.1	99.2
Grand Total	$602.6	$628.4	$357.5
(1) Refer to Note 31, “Reporting Segments and Related Information” for Income Before Income Taxes disaggregation.
In addition to the amounts shown above, tax charges (benefits) have been recorded directly to Stockholders’ Equity for the following. For further detail, refer to Note 14, “Accumulated Other Comprehensive Income (Loss).”
TABLE 90: TAX CHARGES (BENEFITS) RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Tax Effect of Other Comprehensive Income	$5.0	$156.5	$120.2

136 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of Income Taxes Paid for each of the three years ended December 31 are as follows.
TABLE 91: INCOME TAXES PAID(1)

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
US Federal	$169.3	$97.9	$173.2
US State and Local
Illinois	*	21.7	42.0
New Jersey	*	(17.6)	*
Other	38.7	35.1	41.8
Total US State and Local	$38.7	$39.2	$83.8
Foreign
United Kingdom	122.6	43.4	43.2
Australia	25.2	*	*
Luxembourg	*	32.3	*
India	*	18.3	*
Other	71.0	37.5	62.3
Total Foreign	$218.8	$131.5	$105.5
Total Income Taxes Paid	$426.8	$268.6	$362.5
(1) Income Taxes Paid (net of refunds received) are based on earnings and current tax liabilities which vary year-over-year by jurisdiction and in total. Payments (net of refunds) in a given year and by jurisdiction may also be impacted by the timing of final settlements with tax authorities and non-recurring items, such as refund claims, that may relate to prior years limiting comparability between years.
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Deferred taxes result from temporary differences between the amounts reported on the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities have been computed as follows.
TABLE 92: DEFERRED TAX ASSETS AND LIABILITIES

	DECEMBER 31,
(In Millions)	2025	2024
Deferred Tax Liabilities:
Software Development	$423.6	$419.9
Compensation and Benefits	61.0	9.5
State Taxes, net	74.1	46.7
Other Liabilities	108.9	85.2
Gross Deferred Tax Liabilities	$667.6	$561.3
Deferred Tax Assets:
Depreciation and Amortization	39.7	38.4
Allowance for Credit Losses	41.5	43.2
Unrealized Losses on Securities, net	73.7	143.3
Tax Credit and Loss Carryforwards	217.7	157.9
Other Assets	94.0	117.2
Gross Deferred Tax Assets	$466.6	$500.0
Valuation Reserve	(217.7)	(157.9)
Deferred Tax Assets, net of Valuation Reserve	248.9	342.1
Net Deferred Tax Assets (Liabilities)	$(418.7)	$(219.2)
The Corporation generated a foreign tax credit carryforward during the years ended December 31, 2025 and 2024, expiring in 2035 and 2034, respectively. A cumulative valuation allowance related to the credit carryforward of $217.3 million and $157.5 million was recorded at December 31, 2025 and 2024, respectively, as management believes the foreign tax credit carryforwards will not be fully realized.
Northern Trust had various state net operating loss carryforwards as of December 31, 2025 and 2024. The income tax benefits associated with these loss carryforwards were approximately $0.4 million as of both December 31, 2025 and 2024. A valuation allowance related to the loss carryforwards of $0.4 million was recorded at both December 31, 2025 and 2024, as management believes the net operating losses will not be fully realized.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 137

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
Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefits under the U.S. Qualified Plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in Other Assets on the consolidated balance sheets. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2025 and 2024 amounted to $86.3 million and $83.3 million, respectively. Contributions of $12.9 million and $8.0 million were made to the “Rabbi” Trust in 2025 and 2024, respectively.
The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. Qualified Plan, Non-U.S. Pension Plans, and U.S. Non-Qualified Plan.
TABLE 93: EMPLOYEE BENEFIT PLAN STATUS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
($ In Millions)	2025	2024	2025	2024	2025	2024
Accumulated Benefit Obligation	$1,055.6	$1,005.9	$132.2	$125.7	$86.3	$88.9

Projected Benefit Obligation	$1,196.4	$1,139.0	$137.1	$130.7	$103.4	$103.8
Plan Assets at Fair Value	1,535.3	1,338.1	153.2	139.8	—	—
Funded Status at December 31	$338.9	$199.1	$16.1	$9.1	$(103.4)	$(103.8)
Weighted-Average Assumptions:
Discount Rates	5.53%	5.70%	3.68%	3.32%	5.22%	5.55%
Rate of Increase in Compensation Level	5.76	5.56	1.50	1.50	5.76	5.56
Expected Long-Term Rate of Return on Assets	7.25	7.25	4.02	3.89	N/A	N/A
TABLE 94: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2025	2024	2025	2024	2025	2024
Net Actuarial Loss	$499.5	$516.5	$27.5	$29.8	$56.5	$56.6
Prior Service (Credit) Cost	—	—	(0.1)	(0.2)	—	—
Gross Amount in Accumulated Other Comprehensive Income	499.5	516.5	27.4	29.6	56.5	56.6
Income Tax Effect	125.3	129.5	1.0	3.7	14.2	14.2
Net Amount in Accumulated Other Comprehensive Income	$374.2	$387.0	$26.4	$25.9	$42.3	$42.4

138 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 95: NET PERIODIC PENSION EXPENSE

	U.S. QUALIFIED PLAN			NON-U.S. PENSION PLANS			U.S. NON-QUALIFIED PLAN
($ In Millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service Cost	$54.9	$53.6	$46.0	$2.1	$1.9	$1.6	$4.7	$4.7	$4.8
Interest Cost	62.1	55.6	53.9	4.6	4.5	4.8	5.3	5.0	5.3
Expected Return on Plan Assets	(122.5)	(115.7)	(100.9)	(7.0)	(6.7)	(6.7)	—	—	—
Amortization:
Net Actuarial Loss (Gain)	7.7	7.8	1.5	—	0.1	(0.4)	4.5	5.1	5.3
Prior Service (Credit) Cost	—	—	—	(0.1)	(0.1)	—	—	—	—
Net Periodic Pension Expense	$2.2	$1.3	$0.5	$(0.4)	$(0.3)	$(0.7)	$14.5	$14.8	$15.4
Settlement Expense	—	—	—	(0.1)	0.2	—	—	—	—
Total Pension Expense	$2.2	$1.3	$0.5	$(0.5)	$(0.1)	$(0.7)	$14.5	$14.8	$15.4
Weighted-Average Assumptions:
Discount Rates	5.70%	5.03%	5.22%	3.32%	3.12%	3.76%	5.55%	4.95%	5.15%
Rate of Increase in Compensation Level	5.56	5.56	5.56	1.50	1.75	1.75	5.56	5.56	5.56
Expected Long-Term Rate of Return on Assets	7.25	7.25	7.25	3.89	3.90	3.99	N/A	N/A	N/A
The components of net periodic pension expense are included in Employee Benefits expense on the consolidated statements of income. Assumptions utilized to determine net periodic pension expense for 2025, 2024, and 2023 are set as of December 31, 2024, 2023, and 2022, respectively.
TABLE 96: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS		U.S. NON-QUALIFIED PLAN
(In Millions)	2025	2024	2025	2024	2025	2024
Beginning Balance	$1,139.0	$1,151.7	$130.7	$148.6	$103.8	$109.2
Service Cost	54.9	53.6	2.1	1.9	4.7	4.7
Interest Cost	62.1	55.6	4.6	4.5	5.3	5.0
Employee Contributions	—	—	0.9	0.8	—	—
Plan Amendment	—	—	0.2	(0.4)	—	—
Actuarial Loss (Gain)	23.4	(60.9)	(7.2)	(11.9)	4.4	(0.8)
Settlements	—	—	(5.1)	(1.7)	—	—
Benefits Paid	(83.0)	(61.0)	(3.6)	(4.3)	(14.8)	(14.3)
Foreign Exchange Rate Changes	—	—	14.5	(6.8)	—	—
Ending Balance	$1,196.4	$1,139.0	$137.1	$130.7	$103.4	$103.8
Actuarial losses of $20.6 million in 2025 were primarily driven by declining discount rates, while actuarial gains of $73.6 million in 2024 reflected rising discount rates.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 97: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. QUALIFIED PLAN	NON-U.S. PENSION PLANS	U.S. NON-QUALIFIED PLAN
2026	$103.9	$5.4	$13.2
2027	106.5	6.2	11.4
2028	102.4	6.8	11.1
2029	103.6	6.2	12.6
2030	101.3	7.5	12.8
2031-2035	510.3	38.7	54.6
TABLE 98: CHANGE IN PLAN ASSETS

	U.S. QUALIFIED PLAN		NON-U.S. PENSION PLANS
(In Millions)	2025	2024	2025	2024
Fair Value of Assets at Beginning of Period	$1,338.1	$1,200.8	$139.8	$148.7
Actual Return on Assets	155.2	(1.7)	1.9	(1.2)
Employer Contributions	125.0	200.0	4.2	4.0
Employee Contributions	—	—	0.9	0.8
Settlements	—	—	(5.1)	(1.7)
Benefits Paid	(83.0)	(61.0)	(3.6)	(4.3)
Foreign Exchange Rate Changes	—	—	15.1	(6.5)
Fair Value of Assets at End of Period	$1,535.3	$1,338.1	$153.2	$139.8
The minimum required and maximum deductible contributions for the U.S. Qualified Plan in 2026 are estimated to be zero and $280.0 million, respectively. A cash contribution of $125.0 million for the 2025 plan year and $200.0 million for the 2024 plan year were made to the U.S. Qualified Plan during January 2025 and 2024, respectively.
The investment strategy employed for Northern Trust’s U.S. Qualified Plan utilizes a dynamic glide path based on a set of pre-approved asset allocations to return-seeking and liability-hedging assets that vary in accordance with the U.S. Qualified Plan’s projected benefit obligation funded ratio. In general, as the U.S. Qualified Plan’s projected benefit obligation funded ratio increases beyond an established threshold, the U.S. Qualified Plan’s allocation to liability-hedging assets will increase while the allocation to return-seeking assets will decrease. Conversely, a decrease in the U.S. Qualified Plan’s projected benefit obligation funded ratio beyond an established threshold will generally result in a decrease in the U.S. Qualified Plan’s allocation to liability-hedging assets and increase in the allocation to return-seeking assets. Liability-hedging assets include U.S. long duration credit bonds, and a custom completion strategy which holds U.S. government bonds of varying maturities as well as interest rate derivatives used to hedge more closely the liability duration of projected plan benefits with bond duration across all durations. Return-seeking assets include: U.S. equity, international developed equity, emerging markets equity, real estate, high yield bonds, global listed infrastructure, emerging market debt, private equity and hedge funds. The asset allocation of the U.S. Qualified Plan was kept consistent throughout 2025 and 2024.
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
As of December 31, 2025, the target allocation of the U.S. Qualified Plan assets consisted of 45% U.S. long duration credit bonds, 20% global equities (U.S., international developed and emerging markets), 10% custom completion strategy, 5% private equity, 5% high yield bonds, 4% emerging market debt, 4% global listed infrastructure, 4% private real estate, and 3% hedge funds.

140 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Global equity investments include common stocks that are listed on an exchange and investments in commingled funds that invest primarily in publicly traded equities. Equity investments are diversified across country, region, investment style and market capitalization. Fixed income securities held include U.S. treasury securities, corporate bonds, and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities; the custom completion strategy uses U.S. treasury securities and interest rate derivatives to align more closely with the target hedge ratio across maturities. Diversifying investments, including private equity, hedge funds, private real estate, emerging market debt, high yield bonds, and global listed infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the U.S. Qualified Plan is prohibited. The U.S. Qualified Plan’s private equity investments are limited to 20% of each of the total limited partnership or fund of funds and the maximum allowable loss cannot exceed the commitment amount. The U.S. Qualified Plan invests in a hedge fund of funds, which invests, either directly or indirectly, in diversified portfolios of funds or other pooled investment vehicles. Investments in private real estate, high yield bonds, emerging market debt, and global listed infrastructure are designed to provide income and added diversification.
Derivatives may be used, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were five fixed income derivatives held by the U.S. Qualified Plan at December 31, 2025 and four at December 31, 2024.
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
Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. Qualified Plan did not hold Level 3 assets as of December 31, 2025 and 2024.
Assets valued at fair value using NAV per share - The U.S. Qualified Plan’s assets valued at fair value using NAV per share include investments in private equity funds and a hedge fund, which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value. The investments in the private equity funds and the hedge fund are considered to be long-term investments. There are no capital withdrawal options related to the investments in the private equity funds. However, capital is periodically distributed as underlying investments are sold. It is estimated that the current private equity investments would be materially liquidated over 1 year to 15 years, depending on the vintage year of a particular fund. With sixty days advance notice, the Plan’s investment in the hedge fund can be withdrawn at the next calendar quarter end.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The U.S. Qualified Plan’s assets valued at fair value using NAV per share also include investments in a real estate fund, which invests in real estate assets. The investment in properties by the real estate fund are carried at fair value, which is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The valuation for each real estate investment is subject to review on an annual basis which is based on either an external appraisal from appraisal firms or internal valuations prepared by the real estate fund’s investment advisor. The Plan’s investment in the real estate fund is considered to be a long-term investment and, with forty-five days advance notice, can be withdrawn at the next calendar quarter end to the extent the real estate fund has liquid assets, as determined at the sole discretion of the fund manager.
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
The following table presents the fair values of Northern Trust’s U.S. Qualified Plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2025 and 2024.
TABLE 99: FAIR VALUE OF U.S. QUALIFIED PLAN ASSETS

	DECEMBER 31, 2025
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Domestic Common Stock	$62.7	$—	$—	$62.7
Foreign Common Stock	29.5	—	—	29.5
Domestic Corporate Bonds	—	274.1	—	274.1
Foreign Corporate Bonds	—	26.0	—	26.0
U.S. Government Obligations	102.9	—	—	102.9
Non-U.S. Government Obligations	—	15.3	—	15.3
Domestic Municipal and Provincial Bonds	—	18.0	—	18.0
Foreign Municipal and Provincial Bonds	—	0.2	—	0.2
Collective Trust Funds	—	837.2	—	837.2
Cash and Other(1)	(0.7)	—	—	(0.7)
Total Assets at Fair Value in the Fair Value Hierarchy	$194.4	$1,170.8	$—	$1,365.2
Assets Valued at NAV per share
Northern Trust Private Equity Funds				62.2
Northern Trust Hedge Fund				41.5
Real Estate Funds				66.4
Total Assets at Fair Value				$1,535.3
(1) Negative balance in Cash and Other as of December 31, 2025 primarily relates to variation margin.

142 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
A building block approach is employed for Northern Trust’s U.S. Qualified Plan in determining the long-term rate of return on plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the U.S. Qualified Plan’s target asset allocation, the expected long-term rate of return on assets as of the U.S. Qualified Plan’s December 31, 2025 measurement date was set at 7.25%.
Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution to the U.S. plan and to certain European-based plans includes a matching component. The expense associated with defined contribution plans is charged to Employee Benefits expense on the consolidated statements of income and totaled $92.3 million in 2025, $78.8 million in 2024, and $72.4 million in 2023.
Note 22 – Share-Based Compensation Plans
Northern Trust recognizes as expense the grant-date fair value of share-based compensation granted to employees and non-employee directors as Compensation on the consolidated statements of income.
Total Compensation expense for share-based compensation arrangements to employees and the associated tax impacts were as follows for the periods presented.
TABLE 100: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED COMPENSATION ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Restricted Stock Unit Awards	$101.0	$91.4	$95.7
Performance Stock Units	25.5	28.0	22.5
Total Share-Based Compensation Expense	$126.5	$119.4	$118.2
Tax Benefits Recognized	$31.0	$29.3	$29.9
As of December 31, 2025, there was $89.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3 years.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 143

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
Restricted stock unit and performance stock unit grants continue to vest in accordance with the original terms of the award if the applicable employee retires after satisfying applicable age and service requirements, unless otherwise noted in the terms of the award.
Grants are outstanding under the 2017 Plan, the Northern Trust Corporation 2012 Stock Plan (2012 Plan), and the Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan). The 2017 Plan was approved by stockholders in April 2017. Upon approval of the 2017 Plan, no additional shares have been or will be granted under the 2012 Plan or 2002 Plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2017 Plan is 20,000,000 plus shares forfeited under the 2012 Plan and 2002 Plan. As of December 31, 2025, shares available for future grant under the 2017 Plan, including shares forfeited under the 2012 Plan and 2002 Plan, totaled 11,211,977.
The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2017 Plan, 2012 Plan and the 2002 Plan, as applicable.
Stock Options. Stock options consist of options to purchase common stock of the Corporation at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum 10 year life and generally vest and become exercisable in 1 year to 4 years after the date of grant. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants. There were no options granted during the years ended December 31, 2025, 2024, and 2023.
The following table provides information about stock options exercised in the years ended December 31, 2025, 2024, and 2023.
TABLE 101: STOCK OPTIONS EXERCISED

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Stock Options Exercised
Intrinsic Value as of Exercise Date	$4.2	$2.9	$1.6
Cash Received	4.8	9.4	2.3
Tax Deduction Benefits Realized	4.2	2.9	1.6
A summary of the status of stock options at December 31, 2025, and changes during the year then ended, are presented in the following table.
TABLE 102: STATUS OF STOCK OPTIONS AND CHANGES

($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2024	213,182	$74.36
Granted	—	—
Exercised	(90,295)	71.14
Forfeited, Expired or Cancelled	—	—
Options Outstanding, December 31, 2025	122,887	$76.72	0.8	$7.4
Options Exercisable, December 31, 2025	122,887	$76.72	0.8	$7.4
Restricted Stock Unit Awards. Restricted stock units may be granted to participants and entitles them to receive a payment in the Corporation’s common stock or cash and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of common stock for each restricted stock unit that vests. The restricted stock units granted in 2025 predominately vest at a rate equal to 25% per year for four years on the first day of the month following the month in which the grant date falls. Restricted stock unit grants totaled 1,015,151, 1,182,007, and 1,166,376, with weighted average grant-date fair values of $112.08, $79.96, and $91.56 per share, for the years ended December 31, 2025, 2024, and 2023, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023, was $91.9 million, $89.6 million, and $85.9 million, respectively.

144 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of outstanding restricted stock unit awards at December 31, 2025, and changes during the year then ended, is presented in the following table.
TABLE 103: OUTSTANDING RESTRICTED STOCK UNIT AWARDS

($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2024	2,715,437	$278.3
Granted	1,015,151
Distributed	(979,218)
Forfeited or Cancelled	(159,305)
Restricted Stock Unit Awards Outstanding, December 31, 2025	2,592,065	$354.1
Units Convertible, December 31, 2025	18,887	$2.6
The following is a summary of nonvested restricted stock unit awards at December 31, 2025, and changes during the year then ended.
TABLE 104: NONVESTED RESTRICTED STOCK UNIT AWARDS

NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2024	2,696,550	$90.33	2.4
Granted	1,015,151	112.08
Vested	(979,218)	93.86
Forfeited or Cancelled	(159,305)	97.83
Nonvested at December 31, 2025	2,573,178	$97.10	1.9
Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of the Corporation’s common stock for each stock unit based on the attainment of certain performance criteria over a three-year period. The number of units that will vest are subject to the attainment of specified performance targets that are a function of average return on equity goals and average return on equity performance relative to that of a performance peer group, each measured over a three-year period. For performance stock units outstanding as of December 31, 2025, the number of performance stock units that will vest ranges from 0% to 150% of the original award granted based on the achievement of both absolute and relative return on equity goals over a three-year period compared to performance targets. Distribution of the shares is then made after vesting.
Performance stock unit grants totaled 186,460, 262,557, and 219,314 for the years ended December 31, 2025, 2024, and 2023, respectively, with weighted average grant-date fair values of $113.22, $79.89, and $93.97. Performance stock units outstanding at target level performance totaled 621,465, 675,690, and 613,450 at December 31, 2025, 2024, and 2023, respectively. Performance stock units had aggregate intrinsic values of $84.9 million, $69.3 million, and $51.8 million, and weighted average remaining vesting terms of 0.9 years at December 31, 2025, and 1.1 years at December 31, 2024, and 2023, respectively.
Non-employee Director Stock Awards. Director stock units with total values of $2.0 million (22,824 units), $1.5 million (18,220 units), and $1.6 million (20,405 units) were granted to non-employee directors in 2025, 2024, and 2023, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total Compensation expense recognized on these grants was $2.1 million, $1.6 million, and $1.7 million in 2025, 2024, and 2023, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in common stock. For compensation deferred prior to January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution. For compensation deferred on or after January 1, 2018, distributions of the stock unit accounts that relate to cash-based compensation are made in common stock.
Note 23 – Cash-Based Compensation Plans
Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to Compensation expense and totaled $402.9 million in 2025, $381.7 million in 2024, and $358.7 million in 2023.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table provides details of Northern Trust's off-balance sheet financial instruments as of December 31, 2025 and 2024.
TABLE 105: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	DECEMBER 31,
	2025			2024
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$10,959.6	$18,154.7	$29,114.3	$10,849.6	$17,293.2	$28,142.8
Standby Letters of Credit and Financial Guarantees(2)(3)	148,883.9	671.0	149,554.9	112,256.3	490.1	112,746.4
Commercial Letters of Credit	18.1	0.1	18.2	20.3	0.2	20.5
Securities Lent with Indemnification	170,738.8	—	170,738.8	144,543.7	—	144,543.7
Total Off-Balance Sheet Financial Instruments	$330,600.4	$18,825.8	$349,426.2	$267,669.9	$17,783.5	$285,453.4
(1) These amounts exclude $175.1 million and $268.5 million of commitments participated to others at December 31, 2025 and 2024, respectively.
(2) These amounts include $68.1 million and $109.4 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2025 and 2024, respectively.
(3) This amount includes a $147.8 billion guarantee to the Fixed Income Clearing Corporation (FICC) under the sponsored member program, without taking into consideration the related collateral, as of December 31, 2025. As of December 31, 2024, there was a $110.8 billion guarantee to the FICC.
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
Securities Lent with Indemnification involves Northern Trust acting as an agent in lending securities on behalf of its clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral posted. Borrowers are required to fully collateralize securities which are valued on a daily basis and subject to daily collateral calls to maintain the required levels of over-collateralization. The amount of securities loaned subject to indemnification as of December 31, 2025 and December 31, 2024, was $170.7 billion and $144.5 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2025, or 2024 related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of December 31, 2025, and 2024, there were no unsettled reverse repurchase agreements. As of December 31, 2025, and 2024, there were no unsettled repurchase agreements.

146 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. At December 31, 2025 and 2024, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2025, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $15 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, there may be a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimated range of reasonably possible loss discussed above.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2015, Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, was charged by a French investigating magistrate judge with complicity in estate tax fraud in connection with the administration of two trusts for which it serves as trustee. Charges also were brought against a number of other persons and entities related to this matter. NTFS provided no tax advice and was not involved in the preparation or filing of the challenged estate tax filings in this case. In 2017, a French court found no estate tax fraud had occurred and NTFS and all other persons and entities charged were acquitted. The Public Prosecutor’s Office of France appealed the court decision and in June 2018 a French appellate court issued its opinion on the matter, acquitting all persons and entities charged, including NTFS. In January 2021, the Cour de Cassation, the highest court in France, reversed the June 2018 appellate court ruling, requiring a re-trial at the appellate court level. This re-trial concluded in October 2023. On March 5, 2024, the appellate court rendered a judgment against all defendants, including NTFS. NTFS was ordered to pay a fine of €187,500 in conjunction with the judgment. In addition, the court ordered that certain of those convicted in relation to tax fraud or aiding and abetting tax fraud, including NTFS, are jointly and severally liable for any allegedly unpaid estate taxes owing, plus penalties and interest. NTFS filed an appeal of the judgment on March 5, 2024. On February 4, 2026, the Cour de Cassation affirmed the appellate court’s judgment against all of the defendants, including NTFS. The determination of the parties’ joint and several liability for the unpaid estate taxes owing, plus penalties and interest, is dependent on a final decision in a separate proceeding still pending before the tax courts.
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $5.6 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B-2 common shares will convert into Visa Class A common shares is 1.5108 as of December 31, 2025.
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
In May 2024, Northern Trust received 2.1 million Visa Class B-2 common shares and 819.5 thousand Visa Class C common shares via its full participation in an offer to exchange outstanding shares of Visa’s Class B common stock (Exchange Offer). The newly issued series of Visa Class B common shares are subject to the same transfer and convertibility restrictions as the previously outstanding Visa Class B common shares. The Visa Class C common shares will automatically be converted at the then-applicable conversion rate into shares of Visa Class A common stock if transferred to a person other than a Visa member or an affiliate of a Visa member. After the initial exchange offer, Visa can, at its discretion, conduct up to three successive potential exchange offers, in each case, if more than 12 months have passed since the previous exchange offer and after a further 50% reduction of interchange fees at issue in the unresolved claims for damages in the covered litigation. On February 13, 2026, Visa announced its intention to proceed with a successive exchange offer once these conditions are met. Northern Trust expects to participate in such exchange offer.
Northern Trust holds the Visa Class B-2 common shares received in the Exchange Offer at their carryover basis of zero as of December 31, 2025. Based upon the December 31, 2025, closing price of $350.71 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-2 common shares was approximately $1.1 billion at the current conversion rate of Visa Class B-2 to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
As of December 31, 2025, Northern Trust continues to hold 10.7 thousand Visa Class C common shares which are recorded at their fair value of $14.9 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.
In conjunction with Northern Trust’s participation in the Exchange Offer, Northern Trust was required to enter into the Makewhole Agreement whereby if all the Visa Class B-2 common share value is exhausted via additional escrow contributions, the Visa Class B-2 shareholders have to step in and make whole what the original Visa Class B common shares would have been obligated to cover absent the Exchange Offer. At December 31, 2025, Northern Trust has not recorded a liability under this agreement as Northern Trust believes the likelihood that a payment under the Makewhole Agreement will have to be made is remote.

148 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

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
The following table shows the notional and fair values of all derivative financial instruments as of December 31, 2025 and 2024.
TABLE 106: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2025			DECEMBER 31, 2024
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)	NOTIONAL VALUE	ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$10,897.4	$16.5	$—	$9,706.3	$189.4	$159.3
Foreign Exchange Contracts
Cash Flow Hedges	1,312.0	29.6	—	872.8	40.8	—
Net Investment Hedges	4,734.5	8.7	351.8	4,558.6	196.5	24.3
Total Derivatives Designated as Hedging under GAAP	$16,943.9	$54.8	$351.8	$15,137.7	$426.7	$183.6
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.6	$—	$—	$1.7	$—	$—
Other Financial Derivatives(3)	606.6	0.7	31.3	512.0	—	27.2
Total Non-Designated Risk Management Derivatives	$608.2	$0.7	$31.3	$513.7	$—	$27.2
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$392,874.0	$1,950.5	$1,896.1	$362,658.7	$4,760.0	$4,685.5
Interest Rate Contracts	11,132.1	88.3	130.4	15,081.7	171.8	262.1
Total Client-Related and Trading Derivatives	$404,006.1	$2,038.8	$2,026.5	$377,740.4	$4,931.8	$4,947.6
Total Derivatives Not Designated as Hedging under GAAP	$404,614.3	$2,039.5	$2,057.8	$378,254.1	$4,931.8	$4,974.8
Total Gross Derivatives	$421,558.2	$2,094.3	$2,409.6	$393,391.8	$5,358.5	$5,158.4
Less: Netting(4)		1,779.2	1,175.7		1,910.4	4,199.6
Total Derivative Financial Instruments		$315.1	$1,233.9		$3,448.1	$958.8
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(3) This line includes swaps related to sales of certain Visa Class B common shares and total return swap contracts.
(4) See further detail in Note 27, "Offsetting of Assets and Liabilities."

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no material gains or losses reclassified into earnings during the years ended December 31, 2025, 2024, and 2023 as a result of the discontinuance of cash flow hedges of forecasted transactions that were no longer probable of occurring. It is estimated that net gains of $15.2 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges of foreign-currency-denominated debt securities. As of December 31, 2025, 6 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following table provides fair value and cash flow hedge derivative gains and losses recognized in income during the years ended December 31, 2025, 2024 and 2023.
TABLE 107: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME			INTEREST EXPENSE			OTHER OPERATING INCOME
For the Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Total amounts on the consolidated statements of income	$8,624.6	$9,762.3	$7,325.0	$6,213.6	$7,585.2	$5,343.0	$207.7	$1,157.4	$228.7
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	(139.7)	126.6	(132.6)	72.8	(5.1)	74.9	—	—	—
Recognized on hedged items	139.7	(126.6)	132.6	(72.8)	5.1	(74.9)	—	—	—
Amounts related to interest settlements on derivatives	30.9	96.6	47.1	(58.6)	(76.9)	(86.5)	—	—	—
Total gains (losses) recognized on fair value hedges	$30.9	$96.6	$47.1	$(58.6)	$(76.9)	$(86.5)	$—	$—	$—
Gains (Losses) on cash flow hedges recognized on
Foreign Exchange Contracts
Net gains (losses) reclassified from AOCI to net income	$20.5	$13.4	$34.9	$—	$—	$—	$—	$—	$1.9
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$20.5	$13.4	$34.9	$—	$—	$—	$—	$—	$1.9
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items, which includes hedged items no longer designated.
TABLE 108: HEDGED ITEMS IN FAIR VALUE HEDGES

	DECEMBER 31, 2025		DECEMBER 31, 2024
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(2)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(2)
Available for Sale Debt Securities(3)	$7,674.8	$94.1	$7,567.3	$(48.7)
Senior Notes and Long-Term Debt	3,091.1	(151.4)	2,507.5	(238.0)
(1) The cumulative hedge accounting basis adjustment includes $1.3 million and $1.8 million related to discontinued hedging relationships of AFS Debt Securities as of December 31, 2025 and 2024, respectively. There were no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of Senior Notes and Long-Term Debt as of December 31, 2025 and $13.8 million as of December 31, 2024.
(2) Positive (negative) amounts related to AFS Debt Securities represent cumulative fair value hedge basis adjustments that will reduce (increase) net interest income in future periods. Positive (negative) amounts related to Senior Notes and Long-Term Debt represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.
(3) Carrying value represents amortized cost.

150 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge losses of $328.1 million and net investment hedge gains of $233.1 million were recognized in AOCI related to foreign exchange contracts for the years ended December 31, 2025 and 2024, respectively.
Derivative Instruments Not Designated as Hedging under GAAP. Northern Trust’s derivative instruments that are not designated as hedging under GAAP include derivatives for purposes of client-related and trading activities, as well as other risk management purposes. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s asset servicing business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 for derivative instruments not designated as hedges under GAAP.
TABLE 109: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		2025	2024	2023
Non-designated risk management derivatives
Foreign Exchange Contracts	Other Operating Income	$—	$(0.2)	$1.8
Other Financial Derivatives(1)	Other Operating Income	(29.0)	(33.5)	(21.2)
Gains (Losses) from non-designated risk management derivatives		$(29.0)	$(33.7)	$(19.4)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$240.8	$231.2	$203.9
Interest Rate Contracts	Security Commissions and Trading Income	4.2	4.0	8.9
Gains from client-related and trading derivatives		$245.0	$235.2	$212.8
Total gains from derivatives not designated as hedging under GAAP		$216.0	$201.5	$193.4
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
TABLE 110: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2025	2024
Balance at December 31	$2,654.1	$426.0
Average Balance During the Year	1,003.8	727.5
Average Interest Rate Earned During the Year	281.85%	459.13%
Maximum Month-End Balance During the Year	$2,654.1	$1,034.6
Note: The table above includes the impact of balance sheet netting of approximately $64.3 billion and $62.4 billion in 2025 and 2024, respectively. Excluding the impact of netting, the average interest rate on Securities Purchased under Agreements to Resell would be approximately 4.33% and 5.29% in 2025 and 2024, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 111: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2025	2024
Balance at December 31	$292.2	$462.0
Average Balance During the Year	506.8	518.5
Average Interest Rate Paid During the Year	545.26%	632.65%
Maximum Month-End Balance During the Year	$841.4	$811.8
Note: The table above includes the impact of balance sheet netting of approximately $64.3 billion and $62.4 billion in 2025 and 2024, respectively. Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 4.26% and 5.21% in 2025 and 2024, respectively. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when there is a legally enforceable master netting arrangement.
TABLE 112: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	OVERNIGHT AND CONTINUOUS
(In Millions)	December 31, 2025	December 31, 2024
U.S. Treasury and Agency Securities	$90,307.8	$65,374.8
Total Borrowings	90,307.8	65,374.8
Note 27 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheets as of December 31, 2025 and 2024.
TABLE 113: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	DECEMBER 31, 2025
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,707.2	$1,696.1	$11.1	$2.7	$8.4
Interest Rate Swaps OTC	83.4	82.4	1.0	—	1.0
Other Financial Derivative	0.7	0.7	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,791.3	1,779.2	12.1	2.7	9.4
Total Derivatives Not Subject to a Master Netting Arrangement	303.0	—	303.0	—	303.0
Total Derivatives	2,094.3	1,779.2	315.1	2.7	312.4
Securities Purchased under Agreements to Resell(2)	$92,669.7	$90,015.6	$2,654.1	$2,654.1	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$3,801.6	$1,745.2	$2,056.4	$23.6	$2,032.8
Interest Rate Swaps OTC	359.3	165.2	194.1	—	194.1
Interest Rate Swaps Exchange Cleared	1.9	—	1.9	—	1.9
Total Derivatives Subject to a Master Netting Arrangement	4,162.8	1,910.4	2,252.4	23.6	2,228.8
Total Derivatives Not Subject to a Master Netting Arrangement	1,195.7	—	1,195.7	—	1,195.7
Total Derivatives	5,358.5	1,910.4	3,448.1	23.6	3,424.5
Securities Purchased under Agreements to Resell(2)	$65,338.8	$64,912.8	$426.0	$426.0	$—
(1) Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2) Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3) Including cash collateral received from counterparties.
(4) Including financial assets accepted as collateral which are received from counterparties.
(5) Northern Trust did not possess any cash collateral that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2025 and 2024.

152 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheets as of December 31, 2025 and 2024.
TABLE 114: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	DECEMBER 31, 2025
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,334.8	$1,139.4	$195.4	$—	$195.4
Interest Rate Swaps OTC	5.0	5.0	—	—	—
Interest Rate Swaps Exchange Cleared	—	—	—	—	—
Other Financial Derivatives	31.3	31.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,371.1	1,175.7	195.4	—	195.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,038.5	—	1,038.5	—	1,038.5
Total Derivatives	2,409.6	1,175.7	1,233.9	—	1,233.9
Securities Sold under Agreements to Repurchase(2)	$90,307.8	$90,015.6	$292.2	$292.2	$—

	DECEMBER 31, 2024
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$4,392.7	$4,197.3	$195.4	$—	$195.4
Interest Rate Swaps OTC	421.2	2.3	418.9	—	418.9
Interest Rate Swaps Exchange Cleared	0.2	—	0.2	—	0.2
Other Financial Derivatives	27.2	—	27.2	—	27.2
Total Derivatives Subject to a Master Netting Arrangement	4,841.3	4,199.6	641.7	—	641.7
Total Derivatives Not Subject to a Master Netting Arrangement	317.1	—	317.1	—	317.1
Total Derivatives	5,158.4	4,199.6	958.8	—	958.8
Securities Sold under Agreements to Repurchase(2)	$65,374.8	$64,912.8	$462.0	$462.0	$—
(1) Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2) Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3) Including cash collateral deposited with counterparties.
(4) Including financial assets accepted as collateral which are deposited with counterparties.
(5) Northern Trust did not place any cash collateral with counterparties that was not offset on the consolidated balance sheets that could have been used to offset the net amounts presented on the consolidated balance sheets as of December 31, 2025 and 2024.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 153

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
Additional cash collateral received from and deposited with derivative counterparties totaling $420.8 million and $144.1 million, respectively, as of December 31, 2025, and $140.6 million and $36.4 million, respectively, as of December 31, 2024, was not offset against derivative assets and liabilities on the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $306.7 million and $1.6 billion at December 31, 2025 and 2024, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $299.1 million and $1.4 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2025 and 2024 of $7.6 million and $158.8 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
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

154 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
TABLE 115: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	DECEMBER 31, 2025	DECEMBER 31, 2024
Investment Carrying Amount
Affordable Housing	$834.0	$657.0
New Markets	192.9	219.7
Total Investment Carrying Amount(1)	$1,026.9	$876.7

Unfunded Commitments(2)
Affordable Housing	$373.0	$227.1
Total Unfunded Commitments(3)	$373.0	$227.1
(1)    As of December 31, 2025 and December 31, 2024, $1.0 billion and $849.3 million are VIEs, respectively.
(2) As of December 31, 2025, and December 31, 2024, there were no unfunded commitments for New Markets.
(3) As of December 31, 2025 and December 31, 2024, $369.7 million and $221.0 million relate to undrawn commitments on VIEs, respectively.
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
TABLE 116: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$97.3	$87.0	$89.3
New Markets	16.7	20.1	24.6
Total Income Tax Credits and Other Income Tax Benefits	$114.0	$107.1	$113.9

Amortization Expense
Affordable Housing	$83.4	$71.8	$76.8
New Markets	15.1	17.5	19.7
Total Amortization Expense	$98.5	$89.3	$96.5

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Periodically, Northern Trust makes seed capital investments to certain funds which are VIEs. As of December 31, 2025, Northern Trust had $122.9 million of seed capital investments valued using net asset value per share and had $19.6 million of unfunded commitments related to seed capital investments. As of December 31, 2024, Northern Trust had no seed capital investments and no unfunded commitments related to seed capital investments.
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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 117: TYPE OF PLEDGED ASSETS

	FOR THE YEAR ENDED DECEMBER 31,
(In Billions)	2025	2024
Debt Securities(1)	$33.0	$29.3
Loans(2)	9.4	9.5
Total Pledged Assets	$42.4	$38.8
(1) Debt securities are comprised of held to maturity and available for sale securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of December 31, 2025 and 2024, $1.0 billion and $1.2 billion, respectively, of collateral pledged related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 118: ACCEPTED COLLATERAL

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024
Collateral that may be repledged or sold
Reverse repurchase agreements(1)	$90,475.4	$65,311.1
Derivative contracts	2.7	23.6
Collateral that may not be repledged or sold
Reverse repurchase agreements	—	—
Total Collateral Accepted	$90,478.1	$65,334.7
(1) The fair value of securities collateral that was repledged or sold totaled $89.7 billion and $64.8 billion at December 31, 2025 and 2024, respectively. This primarily includes collateral accepted as related to the FICC sponsored member program. Refer to Note 24, “Commitments and Contingent Liabilities” and Note 27, “Offsetting of Assets and Liabilities” for further information.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of December 31, 2025 and 2024, these balances totaled $1.8 billion and $1.1 billion respectively, and are reported in Cash and Due from Banks on the consolidated balance sheet.

156 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025 and 2024, Northern Trust held cash of $531.2 million and $491.2 million, respectively, to meet non-U.S. reserve requirements. The Federal Reserve’s U.S. reserve requirement is zero percent. There were no average deposits required to meet Federal Reserve Bank reserve requirements at December 31, 2025 and 2024.
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
The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation may pay dividends only in accordance with the capital plan rules and capital adequacy standards of the Federal Reserve). Subsequent to December 31, 2025, our Bank subsidiary could declare dividends to the Corporation of approximately $391 million, without obtaining prior regulatory approval.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other. Other includes expenses for the Enterprise Chief Operating Office, Asset Management, corporate and support functions not directly incurred by, but ultimately allocated back to, our two client-focused reporting segments. Income and expenses associated with non-recurring activities such as certain costs associated with acquisitions, divestitures, litigation, restructuring, and tax adjustments are retained within Other. Other also includes the FTE adjustments of $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.

158 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the earnings contribution and certain average balances of Northern Trust’s reporting segments for the years ended December 31, 2025, 2024, and 2023. Segment results are stated on an FTE basis which has no impact on net income.
TABLE 119: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING(3)			WEALTH MANAGEMENT(3)
FOR THE YEAR ENDED DECEMBER 31	2025	2024	2023	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,800.2	$2,632.8	$2,461.9	$2,217.6	$2,095.0	$1,899.9
Foreign Exchange Trading Income (Loss)	268.0	247.2	213.0	(27.2)	(16.0)	(9.1)
Other Noninterest Income	298.2	271.0	263.4	143.8	140.3	150.8
Total Noninterest Income	3,366.4	3,151.0	2,938.3	2,334.2	2,219.3	2,041.6
Net Interest Income(1)	1,398.3	1,209.5	1,197.3	1,042.5	993.4	842.2
Revenue(1)	4,764.7	4,360.5	4,135.6	3,376.7	3,212.7	2,883.8
Provision for Credit Losses	(3.2)	(4.6)	0.5	(7.5)	8.8	24.0
Noninterest Expense
Compensation	328.5	399.3	361.1	577.4	576.5	551.2
Employee Benefits	66.9	70.0	66.2	90.9	87.4	83.0
Outside Services	122.1	188.2	191.3	61.4	46.4	43.2
Allocated Expense	3,047.5	2,738.6	2,542.1	1,262.0	1,200.8	1,132.6
Other Segment Items(2)	75.8	91.6	110.0	94.6	79.7	74.8
Total Noninterest Expense	3,640.8	3,487.7	3,270.7	2,086.3	1,990.8	1,884.8
Income before Income Taxes(1)	1,127.1	877.4	864.4	1,297.9	1,213.1	975.0
Provision for Income Taxes(1)	244.5	192.4	187.1	317.2	304.9	245.9
Net Income	$882.6	$685.0	$677.3	$980.7	$908.2	$729.1
Percentage of Consolidated Net Income	51%	34%	61%	56%	45%	66%
Average Assets	$113,080.3	$107,700.1	$101,402.1	$39,241.4	$38,482.6	$41,176.6
Average Loans	$5,676.2	$6,315.5	$7,372.6	$35,396.9	$34,601.2	$34,804.4
Average Deposits	$91,906.8	$86,691.3	$81,742.1	$25,633.6	$25,558.2	$23,432.9
(1) Financial measures stated on an FTE basis.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) The current $58.8 million and prior-year $85.2 million severance-related charges, as well as, the prior-year $16.4 million software amortization acceleration and dispositions, and $6.5 million loss on securities repositioning related to the supplemental pension plan, are allocated to the Reporting Segments based on the nature of the item.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ In Millions)	OTHER(3)			TOTAL CONSOLIDATED
FOR THE YEAR ENDED DECEMBER 31	2025	2024	2023	2025	2024	2023
Noninterest Income
Trust, Investment and Other Servicing Fees	$—	$—	$—	$5,017.8	$4,727.8	$4,361.8
Foreign Exchange Trading Income	—	—	—	240.8	231.2	203.9
Other Noninterest Income (Loss)	(25.2)	743.0	(188.4)	416.8	1,154.3	225.8
Total Noninterest Income	(25.2)	743.0	(188.4)	5,675.4	6,113.3	4,791.5
Net Interest Income (Expense)(1)	(29.8)	(25.8)	(57.5)	2,411.0	2,177.1	1,982.0
Revenue(1)	(55.0)	717.2	(245.9)	8,086.4	8,290.4	6,773.5
Provision for Credit Losses	3.2	(7.2)	—	(7.5)	(3.0)	24.5
Noninterest Expense
Compensation	1,665.4	1,495.3	1,409.5	2,571.3	2,471.1	2,321.8
Employee Benefits	304.3	260.4	256.0	462.1	417.8	405.2
Outside Services	805.0	763.4	672.0	988.5	998.0	906.5
Allocated Expense	(4,309.5)	(3,939.4)	(3,674.7)	—	—	—
Other Segment Items(2)	1,562.1	1,575.7	1,465.9	1,732.5	1,747.0	1,650.7
Total Noninterest Expense	27.3	155.4	128.7	5,754.4	5,633.9	5,284.2
Income before Income Taxes(1)	(85.5)	569.0	(374.6)	2,339.5	2,659.5	1,464.8
Provision for Income Taxes(1)	40.9	131.1	(75.5)	602.6	628.4	357.5
Net Income	$(126.4)	$437.9	$(299.1)	$1,736.9	$2,031.1	$1,107.3
Percentage of Consolidated Net Income	(7)%	21%	(27)%	100%	100%	100%
Average Assets	$1,171.5	$450.8	$70.5	$153,493.2	$146,633.5	$142,649.2
Average Loans	$—	$—	$—	$41,073.1	$40,916.7	$42,177.0
Average Deposits	$1,171.5	$450.8	$70.5	$118,711.9	$112,700.3	$105,245.5
(1) Financial measures stated on an FTE basis. The FTE adjustment was $28.5 million, $31.8 million, and $57.5 million for 2025, 2024, and 2023, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) Current year includes the $19.2 million expense related to mark-to-market activity associated with existing Visa Class B swap agreements and the $15.9 million release of a Federal Deposit Insurance Corporation (FDIC) special assessment reserve. Prior-year includes the $878.4 million net gain related to Northern Trust’s participation in a Visa Exchange Offer, a $68.1 million gain related to the sale of an equity investment, partially offset by a $189.3 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio.
Geographic Area Information. Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S. and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. Therefore, certain subjective estimates and assumptions have been made to allocate revenues, expenses and assets between U.S. and non-U.S. operations. The results are also subject to refinements in allocation methodologies, which are typically reflected on a retrospective basis unless it is impractical to do so. In 2025, Northern Trust refined its methodology for allocating revenues, expenses and assets between U.S. and non-U.S. operations and prior year results have been revised to reflect the refined methodology.

160 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.
TABLE 120: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

($ In Millions)	TOTAL ASSETS	% OF TOTAL	TOTAL REVENUE(1)	% OF TOTAL	INCOME BEFORE INCOME TAXES	% OF TOTAL	NET INCOME	% OF TOTAL
2025
Non-U.S.	$54,803.5	31%	$2,434.6	30%	$556.6	24%	$439.5	25%
U.S.	122,329.2	69	5,651.8	70	1,782.9	76	1,297.4	75
Total	$177,132.7	100%	$8,086.4	100%	$2,339.5	100%	$1,736.9	100%
2024
Non-U.S.	$52,343.8	34%	$2,123.2	26%	$388.9	15%	$307.9	15%
U.S.	103,164.6	66	6,167.2	74	2,270.6	85	1,723.2	85
Total	$155,508.4	100%	$8,290.4	100%	$2,659.5	100%	$2,031.1	100%
2023
Non-U.S.	$51,699.4	34%	$2,085.9	31%	$473.8	32%	$374.6	34%
U.S.	99,083.7	66	4,687.6	69	991.0	68	732.7	66
Total	$150,783.1	100%	$6,773.5	100%	$1,464.8	100%	$1,107.3	100%
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
As of December 31, 2025 and 2024, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. The results of the 2025 DFAST, published by the Federal Reserve Board on June 27, 2025, resulted in Northern Trust’s stress capital buffer and effective Common Equity Tier 1 capital ratio minimum requirement remaining constant at 2.5% and 7.0%, respectively, for the annual capital plan cycle, which began on October 1, 2025 and continues through September 30, 2026. On February 4, 2026, the Federal Reserve notified the Corporation that because the Stress Testing Transparency Proposal remains subject to public comment, absent further action from the Federal Reserve, the Corporation’s stress capital buffer requirement will remain at 2.5% until September 30, 2027.
Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2025 and 2024, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2025, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank. The following table provides capital ratios for the Corporation and the Bank determined by Basel III phased in requirements.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 121: RISK-BASED AND LEVERAGE CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2025				DECEMBER 31, 2024
($ In Millions)	STANDARDIZED APPROACH		ADVANCED APPROACH		STANDARDIZED APPROACH		ADVANCED APPROACH
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$11,192.5	12.6%	$11,192.5	15.0%	$11,038.2	12.4%	$11,038.2	14.5%
The Northern Trust Company	10,582.2	12.1	10,582.2	14.6	9,983.8	11.4	9,983.8	13.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	5,700.4	6.5	4,718.7	6.5	5,703.2	6.5	4,789.1	6.5
Tier 1 Capital
Northern Trust Corporation	12,008.5	13.5	12,008.5	16.0	11,870.2	13.3	11,870.2	15.6
The Northern Trust Company	10,582.2	12.1	10,582.2	14.6	9,983.8	11.4	9,983.8	13.6
Minimum to qualify as well-capitalized:
Northern Trust Corporation	5,340.9	6.0	4,490.6	6.0	5,336.4	6.0	4,555.3	6.0
The Northern Trust Company	7,015.9	8.0	5,807.6	8.0	7,019.4	8.0	5,894.2	8.0
Total Capital
Northern Trust Corporation	14,304.2	16.1	14,105.8	18.8	13,423.2	15.1	13,217.3	17.4
The Northern Trust Company	12,530.5	14.3	12,332.2	17.0	11,241.7	12.8	11,035.8	15.0
Minimum to qualify as well-capitalized:
Northern Trust Corporation	8,901.5	10.0	7,484.4	10.0	8,894.0	10.0	7,592.1	10.0
The Northern Trust Company	8,769.8	10.0	7,259.5	10.0	8,774.2	10.0	7,367.8	10.0
Tier 1 Leverage
Northern Trust Corporation	12,008.5	7.8	12,008.5	7.8	11,870.2	8.1	11,870.2	8.1
The Northern Trust Company	10,582.2	6.9	10,582.2	6.9	9,983.8	6.9	9,983.8	6.9
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	7,676.0	5.0	7,676.0	5.0	7,262.3	5.0	7,262.3	5.0
Supplementary Leverage
Northern Trust Corporation	N/A	N/A	12,008.5	8.7	N/A	N/A	11,870.2	8.9
The Northern Trust Company	N/A	N/A	10,582.2	7.7	N/A	N/A	9,983.8	7.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Northern Trust Company	N/A	N/A	4,126.8	3.0	N/A	N/A	3,974.3	3.0
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

162 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 33 – Northern Trust Corporation (Corporation only)
Condensed financial information is presented in the following tables. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.
TABLE 122: CONDENSED BALANCE SHEETS

	DECEMBER 31,
(In Millions)	2025	2024
ASSETS
Cash on Deposit with Subsidiary Bank	$2,320.6	$2,383.1
Advances to Wholly-Owned Subsidiaries – Banks	3,760.0	3,760.0
Investments in Wholly-Owned Subsidiaries – Banks	11,414.5	10,800.3
– Nonbank	243.2	212.8
Other Assets	1,171.7	987.3
Total Assets	$18,910.0	$18,143.5
LIABILITIES
Senior Notes	$3,351.5	$2,769.7
Long-Term Debt	2,084.4	2,081.3
Other Liabilities	516.2	504.1
Total Liabilities	5,952.1	5,355.1
STOCKHOLDERS’ EQUITY
Preferred Stock	884.9	884.9
Common Stock	408.6	408.6
Additional Paid-in Capital	1,039.0	1,025.3
Retained Earnings	16,709.3	15,614.7
Accumulated Other Comprehensive Income (Loss)	(590.5)	(814.0)
Treasury Stock	(5,493.4)	(4,331.1)
Total Stockholders’ Equity	12,957.9	12,788.4
Total Liabilities and Stockholders’ Equity	$18,910.0	$18,143.5
TABLE 123: CONDENSED STATEMENTS OF INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
OPERATING INCOME
Dividends – Bank Subsidiaries	$1,305.0	$3,100.6	$850.0
– Nonbank Subsidiaries	—	20.0	—
Intercompany Interest and Other Charges	281.2	291.1	260.2
Interest and Other Income	15.4	75.3	12.2
Total Operating Income	1,601.6	3,487.0	1,122.4
OPERATING EXPENSES
Interest Expense	263.6	302.8	279.5
Other Operating Expenses	42.3	47.5	32.3
Total Operating Expenses	305.9	350.3	311.8
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	1,295.7	3,136.7	810.6
Benefit (Expense) for Income Taxes	11.1	(4.1)	12.4
Income before Equity in Undistributed Net Income of Subsidiaries	1,306.8	3,132.6	823.0
Equity in Undistributed Net Income of Subsidiaries – Banks	399.7	(1,104.6)	269.4
– Nonbank	30.4	3.1	14.9
Net Income	$1,736.9	$2,031.1	$1,107.3
Preferred Stock Dividends	41.8	41.8	41.8
Net Income Applicable to Common Stock	$1,695.1	$1,989.3	$1,065.5

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE 124: CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,736.9	$2,031.1	$1,107.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Undistributed Net Income of Subsidiaries	(430.1)	1,101.5	(284.3)
Change in Prepaid Expenses	(1.6)	1.4	1.7
Change in Accrued Income Taxes	(17.4)	(92.9)	(10.2)
Other Operating Activities, net	170.8	118.9	138.1
Net Cash Provided by Operating Activities	1,458.6	3,160.0	952.6
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and Advances to Subsidiaries, net	—	—	250.0
Other Investing Activities, net(1)	(116.6)	0.1	—
Net Cash (Used in) Provided by Investing Activities	(116.6)	0.1	250.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	499.8	—	—
Proceeds from Long-Term Debt	750.0	—	—
Repayments of Long-Term Debt	(750.0)	—	—
Treasury Stock Purchased	(1,273.5)	(937.8)	(347.5)
Net Proceeds from Stock Options	6.4	9.4	2.3
Cash Dividends Paid on Common Stock	(591.6)	(602.3)	(621.5)
Cash Dividends Paid on Preferred Stock	(41.8)	(41.8)	(41.8)
Other Financing Activities, net	(3.8)	—	—
Net Cash Used in Financing Activities	(1,404.5)	(1,572.5)	(1,008.5)
Net Change in Cash on Deposit with Subsidiary Bank	(62.5)	1,587.6	194.1
Cash on Deposit with Subsidiary Bank at Beginning of Year	2,383.1	795.5	601.4
Cash on Deposit with Subsidiary Bank at End of Year	$2,320.6	$2,383.1	$795.5
(1) Other Investing Activities, net includes $111.7 million of seed capital investments to certain funds which are VIEs. Refer to Note 28, "Variable Interest Entities" for further information.

164 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2025, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2025, the Corporation’s disclosure controls and procedures are effective.
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
Management assessed the Corporation’s internal control over financial reporting as of December 31, 2025, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2025, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025.
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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 165

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northern Trust Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Northern Trust Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois
February 24, 2026

166 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to “Supplemental Item – Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders: “Item 1 – Election of Directors,” “Our Board of Directors,” “Stock Ownership Information – Security Ownership by Directors and Executive Officers,” “Corporate Governance – Governance Policies and Practices – Code of Business Conduct and Ethics,” “Our Board of Directors – Director Nomination and Refreshment Process,” “Corporate Governance – Governance Policies and Practices - Securities Transaction Policy and Policy Against Hedging,” “Corporate Governance – Board Structure – Committees of the Board – Audit Committee” and “Corporate Governance – Board Structure – Committees of the Board.”
ITEM 11 – EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” “Executive Compensation Tables,” and “Corporate Governance –Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the “Stock Ownership Information – Security Ownership by Directors and Executive Officers,” “Stock Ownership Information – Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the “Corporate Governance – Board Structure - Committees of the Board,” “Corporate Governance – Board Structure – Committees of the Board - Director Independence” and the “Corporate Governance – Governance Policies and Practices - Related Person Transactions” sections of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 167

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

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Income - Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows - Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
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

3.4	By-laws of Northern Trust Corporation, as amended April 22, 2025 (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 23, 2025).

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

168 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Exhibit Number	Description
(i)**	Amendment, dated August 31, 1999 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(ii)**	Second Amendment, dated as of May 16, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

(ii)**
Amendment Number Two, dated November 5, 2024 and effective January 1, 2025 (incorporated herein by reference to Exhibit 10.2(ii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

(iv)**
Amendment Number Four, dated November 5, 2024 and effective January 1, 2025 (incorporated herein by reference to Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

(ii)**
Amendment Number Two, dated November 5, 2024 and effective January 1, 2025 (incorporated herein by reference to Exhibit 10.4(ii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.5**
Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2024 (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

(i)**
Amendment Number One, dated November 5, 2024 and effective January 1, 2025 (incorporated herein by reference to Exhibit 10.5(i) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 169

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

(vi)**
Form of 2025 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

(vii)**	Form of 2021 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

(viii)**	Form of 2022 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(ix)**	Form of 2023 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(x)**	Form of 2024 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

(xi)**	Form of 2025 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

170 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Exhibit Number	Description
10.14**
Northern Trust Corporation Wealth Planning and Tax Consulting Services Plan, as amended and restated effective January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.15**
Northern Trust Corporation Non-Employee Director Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.16**	Northern Partners Incentive Plan, as amended and restated on January 21, 2026.

10.17**	The Northern Trust Company Death Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

19	Securities Transactions Policy (incorporated herein by reference to Exhibit 19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Northern Trust Corporation Rule 10D-1 Incentive-Based Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101
Includes the following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
ITEM 16 – FORM 10-K SUMMARY
None.

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 171

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2026

Northern Trust Corporation

(Registrant)

By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

172 2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION

Signature	Capacity

/s/ Michael G. O'Grady	Chairman and Chief Executive Officer (Principal Executive Officer)
Michael G. O’Grady

/s/ David W. Fox, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
David W. Fox, Jr.

/s/ John P. Landers	Executive Vice President and Controller (Principal Accounting Officer)
John P. Landers

/s/ Susan Crown	Director
Susan Crown

/s/ Chandra Dhandapani	Director
Chandra Dhandapani

/s/ Dean M. Harrison	Director
Dean M. Harrison

/s/ Jay L. Henderson	Director
Jay L. Henderson

/s/ Marcy S. Klevorn	Director
Marcy S. Klevorn

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Robert E. Moritz, Jr.	Director
Robert E. Moritz, Jr.

/s/ Richard M. Petrino	Director
Richard M. Petrino

/s/ Martin P. Slark	Director
Martin P. Slark

/s/ David H.B. Smith, Jr.	Director
David H.B. Smith, Jr.

/s/ Donald Thompson	Director
Donald Thompson

/s/ Charles A. Tribbett, III	Director
Charles A. Tribbett, III
Date: February 24, 2026

2025 ANNUAL REPORT | NORTHERN TRUST CORPORATION 173