Form 10-Q
period 2026-06-30
NORTHERN TRUST CORP
filed 2026-07-30
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At June 30, 2026, 182,955,653 shares of common stock, $1.66 2/3 par value, were outstanding.

NORTHERN TRUST CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
TABLE OF CONTENTS

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	34
Consolidated Balance Sheets	34
Consolidated Statements of Income	35
Consolidated Statements of Comprehensive Income	35
Consolidated Statements of Changes in Stockholders’ Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38
Item 4: Controls and Procedures	83

Part II – Other Information
Item 1: Legal Proceedings	84
Item 1A: Risk Factors	84
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3: Defaults Upon Senior Securities	84
Item 4: Mine Safety Disclosures	84
Item 5: Other Information	84
Item 6: Exhibits	85

Signatures	86
i

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
CONDENSED INCOME STATEMENTS ($ In Millions)	2026	2025	% CHANGE(1)	2026	2025	% CHANGE(1)
Noninterest Income	$2,022.5	$1,387.4	46%	$3,574.2	$2,759.3	30%
Net Interest Income	675.5	610.5	11	1,329.5	1,178.6	13
Total Revenue	2,698.0	1,997.9	35	4,903.7	3,937.9	25
Provision for Credit Losses	(5.3)	16.5	N/M	(8.3)	17.5	N/M
Noninterest Expense	1,638.6	1,416.6	16	3,146.6	2,834.2	11
Income before Income Taxes	1,064.7	564.8	89	1,765.4	1,086.2	63
Provision for Income Taxes	272.5	143.5	90	447.6	272.9	64
Net Income	$792.2	$421.3	88%	$1,317.8	$813.3	62%

PER COMMON SHARE
Net Income — Basic	$4.25	$2.14	98%	$6.97	$4.05	72%
— Diluted	4.23	2.13	98	6.93	4.03	72
Cash Dividends Declared Per Common Share	0.80	0.75	7	1.60	1.50	7
Book Value — End of Period (EOP)	68.41	62.65	9	68.41	62.65	9
Market Value — EOP	173.84	126.79	37	173.84	126.79	37

SELECTED BALANCE SHEET DATA ($ In Millions)	JUNE 30, 2026	DECEMBER 31, 2025	% CHANGE(1)
End of Period:
Total Assets	$179,297.2	$177,132.7	1%
Earning Assets	166,079.4	166,194.2	—
Deposits	145,580.0	142,797.7	2
Stockholders’ Equity	13,401.6	12,957.9	3

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2026	2025	% CHANGE(1)	2026	2025	% CHANGE(1)
Average Balances:
Total Assets	$163,575.8	$157,719.2	4%	$164,431.8	$154,011.3	7%
Earning Assets	151,291.2	145,822.0	4	152,477.7	141,936.5	7
Deposits	127,845.7	122,377.8	4	128,435.4	119,166.3	8
Stockholders’ Equity	13,094.6	12,612.1	4	12,928.8	12,608.1	3

CLIENT ASSETS ($ In Billions)	JUNE 30, 2026	DECEMBER 31, 2025	% CHANGE(1)
AUC/A(2)	$20,000.2	$18,716.1	7%
AUC	15,938.8	14,889.1	7
AUM	1,969.9	1,803.2	9
N/M - Not meaningful
(1)    Percentage calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2)    For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount.

SELECTED RATIOS AND METRICS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Financial Ratios:
Return on Average Common Equity	25.9%	14.2%	21.7%	13.6%
Dividend Payout Ratio	18.9	35.2	23.1	37.2
Net Interest Margin(1)	1.81	1.69	1.78	1.69

	Standardized Approach		Advanced Approach
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1 Capital	12.2%	12.6%	14.3%	15.0%	N/A	4.5%
Tier 1 Capital	13.1	13.5	15.3	16.0	6.0	6.0
Total Capital	15.5	16.1	17.9	18.8	10.0	8.0
Tier 1 Leverage	7.6	7.8	7.6	7.8	N/A	4.0
Supplementary Leverage	N/A	N/A	8.6	8.7	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.8%	12.1%	14.1%	14.6%	6.5%	4.5%
Tier 1 Capital	11.8	12.1	14.1	14.6	8.0	6.0
Total Capital	13.9	14.3	16.3	17.0	10.0	8.0
Tier 1 Leverage	6.8	6.9	6.8	6.9	5.0	4.0
Supplementary Leverage	N/A	N/A	7.7	7.7	3.0	3.0
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

PART I – FINANCIAL INFORMATION
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk
The following is management’s discussion and analysis of the financial condition and results of operations (MD&A) of Northern Trust Corporation (Corporation) for the second quarter of 2026. The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report as well as the Annual Report on Form 10-K for the year ended December 31, 2025. Investors also should read the section titled “Forward-Looking Statements.”
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
Overview of Financial Results
TABLE 1: FINANCIAL HIGHLIGHTS

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2026	2025	CHANGE		2026	2025	CHANGE
Trust, Investment and Other Servicing Fees	$1,349.5	$1,231.1	$118.4	10%	$2,690.9	$2,444.9	$246.0	10%
Other Noninterest Income(1)	673.0	156.3	516.7	N/M	883.3	314.4	568.9	181
Net Interest Income	675.5	610.5	65.0	11	1,329.5	1,178.6	150.9	13
Total Revenue	$2,698.0	$1,997.9	$700.1	35%	$4,903.7	$3,937.9	$965.8	25%
Provision for Credit Losses	(5.3)	16.5	N/M	N/M	(8.3)	17.5	N/M	N/M
Noninterest Expense(2)	1,638.6	1,416.6	222.0	16	3,146.6	2,834.2	312.4	11
Income before Income Taxes	$1,064.7	$564.8	$499.9	89%	$1,765.4	$1,086.2	$679.2	63%
Provision for Income Taxes	272.5	143.5	129.0	90	447.6	272.9	174.7	64
Net Income	$792.2	$421.3	$370.9	88%	$1,317.8	$813.3	$504.5	62%
Preferred Stock Dividends	4.7	4.7	—	—	20.9	20.9	—	—
Net Income Applicable to Common Stock	$787.5	$416.6	$370.9	89%	$1,296.9	$792.4	$504.5	64%
PER COMMON SHARE
Net Income – Basic	$4.25	$2.14	$2.11	98%	$6.97	$4.05	$2.92	72%
– Diluted	4.23	2.13	2.10	98	6.93	4.03	2.90	72
Cash Dividends Declared Per Common Share	0.80	0.75	0.05	7	1.60	1.50	0.10	7
N/M - Not meaningful
(1)    For the three and six months ended June 30, 2026, Other Noninterest Income included a $525.4 million (pre-tax) gain related to Northern Trust’s participation in the second Visa, Inc. Exchange Offer, recorded in Other Operating Income and a $73.9 million (pre-tax) loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, recognized in Investment Security Gains (Losses)
(2)    For the three and six months ended June 30, 2026, Noninterest Expense included a $61.5 million (pre-tax) charge related to software dispositions, recognized in Equipment and Software expense, as well as $51.0 million (pre-tax) of severance-related charges and a $33.1 million (pre-tax) expense related to the Invested as One equity grant to eligible employees, both recognized in Compensation and Benefits expense.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Overview of Financial Results (continued)
Three Months Ended June 30, 2026 highlights:
•Revenue for the three months ended June 30, 2026 increased from the prior-year quarter to $2.7 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $1.3 billion in the current quarter primarily due to favorable markets, net client inflows, and net new business.
◦Other Noninterest Income increased to $673.0 million in the current quarter primarily due to higher Other Operating Income, mainly driven by a $525.4 million gain related to Northern Trust’s participation in the second Visa, Inc. Exchange Offer in the current quarter, as well as higher Foreign Exchange Trading Income and Securities Commissions and Trading Income, mainly driven by higher volumes resulting from client activity and market volatility, partially offset by a $73.9 million loss on the sale of AFS securities related to a repositioning of the portfolio in the current quarter, recognized in Investment Security Gains (Losses), net.
◦Net Interest Income increased to $675.5 million in the current quarter primarily driven by higher deposits and lower funding costs.
•Noninterest Expense increased to $1.6 billion in the current quarter primarily due to a $61.5 million charge related to software dispositions recognized in Equipment and Software expense, as well as $51.0 million of severance-related charges and a $33.1 million expense related to the Invested as One equity grant to eligible employees, both recognized in Compensation and Benefits expense, all occurring in the current quarter.
•In the current quarter, there was a negative Provision for Credit Losses of $5.3 million, as compared to a Provision for Credit Losses of $16.5 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “Consolidated Results of Operations” section.
Six Months Ended June 30, 2026 highlights:
•Revenue for the six months ended June 30, 2026 increased from the prior-year period to $4.9 billion, reflecting:
◦Trust, Investment and Other Servicing Fees increased to $2.7 billion in the current year primarily due to favorable markets, net new business, and favorable currency movement.
◦Other Noninterest Income increased to $883.3 million in the current year primarily due to higher Other Operating Income, mainly driven by a $525.4 million gain related to Northern Trust’s participation in the second Visa, Inc. Exchange Offer in the current quarter, as well as higher Foreign Exchange Trading Income and Securities Commissions and Trading Income, mainly driven by higher volumes resulting from client activity and market volatility, partially offset by a $73.9 million loss on the sale of AFS securities related to a repositioning of the portfolio in the current quarter, recognized in Investment Security Gains (Losses), net.
◦Net Interest Income increased to $1.3 billion in the year primarily driven by higher deposit levels and lower funding costs, partially offset by lower asset yields.
•Noninterest Expense increased to $3.1 billion in the current year primarily due to a $61.5 million charge related to software dispositions recognized in Equipment and Software expense, as well as $51.0 million of severance-related charges and a $33.1 million expense related to the Invested as One equity grant to eligible employees, both recognized in Compensation and Benefits expense, all occurring in the current quarter.
•In the current year, there was a negative Provision for Credit Losses of $8.3 million, as compared to a Provision for Credit Losses of $17.5 million in the prior-year quarter. For additional information, refer to the Provision for Credit Losses within the “Consolidated Results of Operations” section.

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
The components of Trust, Investment and Other Servicing Fees are provided below.
TABLE 2: TRUST, INVESTMENT AND OTHER SERVICING FEES

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2026	2025	CHANGE		2026	2025	CHANGE
Asset Servicing Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$512.3	$469.2	$43.1	9%	$1,009.9	$922.5	$87.4	9%
Investment Management	172.2	157.3	14.9	10	341.4	309.8	31.6	10
Securities Lending	29.4	20.2	9.2	46	52.8	38.1	14.7	39
Other	43.5	45.1	(1.6)	(3)	93.8	93.3	0.5	1
Total Asset Servicing Trust, Investment and Other Servicing Fees	$757.4	$691.8	$65.6	9%	$1,497.9	$1,363.7	$134.2	10%
Wealth Management Trust, Investment and Other Servicing Fees
Private Wealth(1)	$483.0	$434.8	$48.2	11%	$969.0	$872.9	$96.1	11%
Global Family Office	109.1	104.5	4.6	4	224.0	208.3	15.7	8
Total Wealth Management Trust, Investment and Other Servicing Fees	$592.1	$539.3	$52.8	10%	$1,193.0	$1,081.2	$111.8	10%
Total Consolidated Trust, Investment and Other Servicing Fees	$1,349.5	$1,231.1	$118.4	10%	$2,690.9	$2,444.9	$246.0	10%
(1) Beginning in Q2 2026, Wealth Management Trust, Investment and Other Servicing Fees by region are combined into the Private Wealth line item. Prior periods have been revised.
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
Custody and Fund Administration fees increased from the prior-year quarter primarily driven by favorable markets and net new business. Custody and Fund Administration fees increased from the prior-year period primarily driven by favorable markets, favorable currency movements and net new business.
Investment Management fees increased from both the the prior-year quarter and the prior-year period primarily due to favorable markets and net client inflows.
Securities Lending increased from both the prior-year quarter and prior-year period primarily due to higher trading volumes and spreads.
Wealth Management
Wealth Management fees are calculated primarily based on market values and is impacted by both one-month and one-quarter lagged asset values.
Private Wealth fee income increased from the prior-year quarter and from the prior-year period primarily due to favorable markets.
Global Family Office fee income increased from the prior-year period primarily due to favorable markets and client inflows.

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
Market Indices
The following tables present selected market indices and the percentage changes year-over-year to provide context regarding equity and fixed income market impacts on the Corporation’s results.
TABLE 3: EQUITY MARKET INDICES

	DAILY AVERAGES			PERIOD-END
	THREE MONTHS ENDED JUNE 30,			AS OF JUNE 30,
	2026	2025	CHANGE	2026	2025	CHANGE
S&P 500	7,259	5,730	27%	7,499	6,205	21%
MSCI EAFE (U.S. dollars)	3,059	2,512	22	3,117	2,655	17
MSCI EAFE (local currency)	1,882	1,549	21	1,952	1,600	22
TABLE 4: FIXED INCOME MARKET INDICES

	AS OF JUNE 30,
	2026	2025	CHANGE
Barclays Capital U.S. Aggregate Bond Index	2,363	2,277	4%
Barclays Capital Global Aggregate Bond Index	500	497	1
Client Assets
As noted above, AUC/A and AUM are two of the primary drivers of our Trust, Investment and Other Servicing Fees. For the purposes of disclosing AUC/A, to the extent that both custody and administration services are provided, the value of the assets is included only once in this amount. The following table presents AUC/A by reporting segment.
TABLE 5: ASSETS UNDER CUSTODY / ADMINISTRATION BY REPORTING SEGMENT

	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	CHANGE Q2-26/Q1-26	CHANGE Q2-26/Q2-25
($ In Billions)
Asset Servicing	$18,635.2	$17,288.6	$16,864.9	8%	10%
Wealth Management	1,365.0	1,265.3	1,203.4	8	13
Total Assets Under Custody / Administration	$20,000.2	$18,553.9	$18,068.3	8%	11%
The following table presents Northern Trust’s assets under custody, a component of AUC/A, by reporting segment.
TABLE 6: ASSETS UNDER CUSTODY BY REPORTING SEGMENT

	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	CHANGE Q2-26/Q1-26	CHANGE Q2-26/Q2-25
($ In Billions)
Asset Servicing	$14,587.7	$13,521.1	$13,056.5	8%	12%
Wealth Management	1,351.1	1,254.2	1,187.2	8	14
Total Assets Under Custody	$15,938.8	$14,775.3	$14,243.7	8%	12%
Total assets under custody/administration and assets under custody increased from the prior quarter, primarily driven by favorable markets and net client inflows. Total assets under custody/administration and assets under custody increased from the prior-year quarter, primarily driven by favorable markets, partially offset by unfavorable currency translation

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents the allocation of Northern Trust’s custodied assets by reporting segment.
TABLE 7: ALLOCATION OF ASSETS UNDER CUSTODY

	JUNE 30, 2026			MARCH 31, 2026			JUNE 30, 2025
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	50%	62%	51%	48%	60%	49%	49%	62%	50%
Fixed Income Securities	30	13	29	32	13	30	31	13	30
Cash and Other Assets	18	25	19	19	27	20	18	25	19
Securities Lending Collateral	2	—	2	1	—	1	2	—	1
The following table presents Northern Trust’s assets under custody by investment type.
TABLE 8: ASSETS UNDER CUSTODY BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	CHANGE Q2-26/Q1-26	CHANGE Q2-26/Q2-25
Equities	$8,092.7	$7,176.6	$7,156.8	13%	13%
Fixed Income Securities	4,578.2	4,467.4	4,203.0	2	9
Cash and Other Assets	3,028.0	2,914.7	2,677.9	4	13
Securities Lending Collateral	239.9	216.6	206.0	11	16
Total AUC	$15,938.8	$14,775.3	$14,243.7	8%	12%
The following table presents Northern Trust’s AUM by reporting segment.
TABLE 9: ASSETS UNDER MANAGEMENT BY REPORTING SEGMENT

	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	CHANGE Q2-26/Q1-26	CHANGE Q2-26/Q2-25
($ In Billions)
Asset Servicing	$1,436.0	$1,287.3	$1,229.2	12%	17%
Wealth Management	533.9	497.6	468.5	7	14
Total AUM	$1,969.9	$1,784.9	$1,697.7	10%	16%
Total assets under management increased compared to the prior quarter and the prior-year quarter primarily reflecting favorable markets and net client inflows.
The following table presents the allocation of Northern Trust’s AUM by reporting segment.
TABLE 10: ALLOCATION OF ASSETS UNDER MANAGEMENT

	JUNE 30, 2026			MARCH 31, 2026			JUNE 30, 2025
	AS	WM	TOTAL	AS	WM	TOTAL	AS	WM	TOTAL
Equities	55%	62%	57%	53%	59%	55%	54%	59%	56%
Fixed Income Securities	10	18	12	11	19	13	11	20	13
Cash and Other Assets	18	20	19	19	22	20	18	21	19
Securities Lending Collateral	17	—	12	17	—	12	17	—	12
The following table presents Northern Trust’s AUM by investment type.
TABLE 11: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

($ In Billions)	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	CHANGE Q2-26/Q1-26	CHANGE Q2-26/Q2-25
Equities	$1,117.3	$984.1	$943.6	14%	18%
Fixed Income Securities	236.9	233.6	223.5	1	6
Cash and Other Assets	375.8	350.6	324.6	7	16
Securities Lending Collateral	239.9	216.6	206.0	11	16
Total AUM	$1,969.9	$1,784.9	$1,697.7	10%	16%

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)
Trust, Investment and Other Servicing Fees (continued)
The following table presents activity in consolidated AUM by product.
TABLE 12: ACTIVITY IN CONSOLIDATED ASSETS UNDER MANAGEMENT BY PRODUCT

	THREE MONTHS ENDED
(In Billions)	JUNE 30, 2626	MARCH 31, 2026	DECEMBER 31, 2025	SEPTEMBER 30, 2025	JUNE 30, 2025
Beginning Balance of AUM	$1,784.9	$1,803.2	$1,772.7	$1,697.7	$1,607.8
Net Inflows (Outflows) by Product
Equities	(4.6)	(5.1)	(8.7)	(14.6)	(25.2)
Fixed Income	2.1	1.1	0.8	4.2	(1.4)
Cash and Other Assets	22.5	9.5	5.6	15.3	12.4
Securities Lending Collateral	23.3	8.2	1.7	0.6	14.9
Net Inflows (Outflows)	43.3	13.7	(0.6)	5.5	0.7
Total Market Performance, Currency & Other	141.7	(32.0)	31.1	69.5	89.2
Ending Balance of AUM	$1,969.9	$1,784.9	$1,803.2	$1,772.7	$1,697.7
Other Noninterest Income
The components of Other Noninterest Income are provided below.
TABLE 13: OTHER NONINTEREST INCOME

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2026	2025	CHANGE		2026	2025	CHANGE
Foreign Exchange Trading Income	$97.1	$50.6	$46.5	92%	$184.8	$109.3	$75.5	69%
Security Commissions and Trading Income	55.6	39.6	16.0	40	107.7	78.7	29.0	37
Other Operating Income(1)	594.2	66.1	528.1	N/M	664.7	126.4	538.3	N/M
Investment Security Gains (Losses), net	(73.9)	—	—	N/M	(73.9)	—	(73.9)	N/M
Total Other Noninterest Income	$673.0	$156.3	$516.7	N/M	$883.3	$314.4	$568.9	181%
N/M - Not meaningful
(1) Beginning in Q1 2026, Treasury Management Fees are included within Other Operating Income. The prior period has been revised to conform to the current year presentation.
For the three and six months ended June 30, 2026, Foreign Exchange Trading Income increased compared to the prior-year quarter and prior-year period, primarily due to higher trading volumes driven by client activity and market volatility, particularly in Asia-Pacific markets.
For the three and six months ended June 30, 2026, Security Commissions and Trading Income increased compared to the prior-year quarter and prior-year period, primarily due to higher volumes as a result of market volatility and growth in outsourced trading activity.
For the three and six months ended June 30, 2026, Other Operating Income increased compared to the prior-year quarter and prior-year period, primarily due to a $525.4 million gain related to Northern Trust’s participation in the second Visa, Inc. Exchange Offer.
For the three and six months ended June 30, 2026 Investment Securities Gains (Losses), net reflects a $73.9 million loss on the sale of available for sale debt securities in the current quarter related to a repositioning of the securities portfolio.
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
The following tables present an analysis of average daily balances and interest rates changes affecting Net Interest Income and an analysis of Net Interest Income changes for the three months ended June 30, 2026 and three months ended June 30, 2025.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 14: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SECOND QUARTER
	2026			2025
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$328.8	$38,322.9	3.44%	$436.4	$43,655.3	4.01%
Interest-Bearing Due from and Deposits with Banks(2)	18.2	6,304.2	1.16	21.8	5,321.5	1.64
Federal Funds Sold and Securities Purchased under Agreements to Resell (3)(4)	783.6	521.9	602.18	693.2	713.2	389.92
Debt Securities
Available for Sale	397.7	37,775.8	4.22	367.6	31,415.0	4.69
Held to Maturity	121.5	23,604.2	2.06	96.3	20,895.9	1.85
Total Debt Securities	519.2	61,380.0	3.39	463.9	52,310.9	3.56
Loans	517.4	41,567.6	4.99	576.9	41,158.0	5.62
Other Interest-Earning Assets(5)	29.7	3,194.6	3.73	25.3	2,663.1	3.81
Total Interest-Earning Assets	2,196.9	151,291.2	5.82	2,217.5	145,822.0	6.10
Cash and Due from Banks and Other Central Bank Deposits(6)	—	1,313.9	—	—	1,069.8	—
Other Noninterest-Earning Assets	—	10,970.7	—	—	10,827.4	—
Total Assets	$—	$163,575.8	—%	$—	$157,719.2	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$208.5	$32,356.8	2.58%	$222.6	$28,797.4	3.10%
Savings Certificates and Other Time	46.4	5,059.1	3.68	71.5	6,652.0	4.31
Non-U.S. Offices — Interest-Bearing	310.1	70,929.3	1.75	427.9	70,158.0	2.45
Total Interest-Bearing Deposits	565.0	108,345.2	2.09	722.0	105,607.4	2.74
Federal Funds Purchased	19.6	2,338.3	3.36	24.4	2,469.0	3.97
Securities Sold under Agreements to Repurchase(3)(7)	769.8	677.2	455.90	680.6	584.6	467.05
Other Borrowings(8)	79.9	8,255.7	3.88	80.4	7,008.2	4.60
Senior Notes	41.2	3,335.9	4.95	39.0	2,818.2	5.55
Long-Term Debt	38.3	2,856.9	5.38	55.9	4,087.8	5.48
Total Interest-Bearing Liabilities	1,513.8	125,809.2	4.83	1,602.3	122,575.2	5.24
Interest Rate Spread	—	—	0.99	—	—	0.86
Demand and Other Noninterest-Bearing Deposits	—	19,500.5	—	—	16,770.4	—
Other Noninterest-Bearing Liabilities	—	5,171.5	—	—	5,761.5	—
Stockholders’ Equity	—	13,094.6	—	—	12,612.1	—
Total Liabilities and Stockholders’ Equity	$—	$163,575.8	—%	$—	$157,719.2	—%
Less: FTE Adjustment	$7.6	$—	—%	$4.7	$—	—%
Net Interest Income/Margin (Unadjusted)	$675.5	$—	1.79%	$610.5	$—	1.68%
Net Interest Income/Margin (FTE Adjusted)(9)	$683.1	$—	1.81%	$615.2	$—	1.69%
(1) Rate calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $84.0 billion and $62.0 billion in 2026 and 2025, respectively, primarily related to our involvement in FICC. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
(4) Excluding the impact of netting, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 3.72% and 4.43% in 2026 and 2025, respectively. It includes balances and rates for FICC reverse repurchase agreements, Non-FICC reverse repurchase agreements and federal funds sold of ($84.1 billion / 3.72%), ($0.4 billion / 4.04%), and ($0.8 million / 3.85%) for 2026 and ($62.1 billion / 4.45%), ($0.7 billion / 2.88%), and ($1.1 million / 4.61%) for 2025, respectively.
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
(7) Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 3.65% and 4.36% in 2026 and 2025, respectively. It includes balances and rates for FICC repurchase agreements and Non-FICC repurchase agreements of ($84.0 billion / 3.65%) and ($0.7 billion / 3.41%) for 2026 and ($62.0 billion / 4.36%) and ($0.6 billion / 4.17%) for 2025, respectively.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Net Interest Income for the three months ended June 30, 2026, stated on an FTE basis, increased from the prior-year quarter, primarily driven by higher deposits and lower funding costs.
The net interest margin on an FTE basis increased from the prior-year quarter, primarily driven by lower funding costs.
Interest-earning deposits includes Federal Reserve and Other Central Bank Deposits and Interest-Bearing Due from and Deposits with Banks. Average interest-earning deposits decreased 9%, from the prior-year quarter, primarily driven by strategic purchases in the securities portfolio.
Average Securities increased 17% from the prior-year quarter, reflecting strategic purchases of investment securities, primarily in the AFS portfolio. Average taxable Securities were $53.4 billion in the current quarter and $44.0 billion in the prior-year quarter. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.0 billion in the current quarter and $8.3 billion in the prior-year quarter. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4-Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Average Loans of $41.6 billion increased 1% compared to the prior-year quarter, primarily driven by an increase in short term advances, primarily related to the processing of custodied client investments, and Subscription Finance loans, partially offset by a decrease in Commercial and Institutional loans. For additional discussion relating to the revised loan classes within the Commercial loan segment, refer to Note 5- Loans to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Average Other Interest-Earning Assets includes collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.7 billion, $986.1 million, $342.7 million, $101.8 million, and $69.1 million, respectively, which are recorded in Other Assets on the consolidated balance sheets.
Average Interest-Bearing Deposits increased 3% from the prior-year quarter, primarily due to increased liquidity and client activity as a result of market volatility and growth across institutional and personal clients. Average Non-U.S. Offices Interest-Bearing Deposits comprised 65% and 66% of total average Interest-Bearing Deposits for the three months ended June 30, 2026 and 2025, respectively.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
The following tables present an analysis of average daily balances and interest rate changes affecting Net Interest Income and an analysis of Net Interest Income changes for the six months ended June 30, 2026.
TABLE 15: AVERAGE CONSOLIDATED BALANCE SHEETS WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30,
	2026			2025
($ In Millions)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(1)	INTEREST	AVERAGE BALANCE	AVERAGE RATE(7)
Interest-Earning Assets
Federal Reserve and Other Central Bank Deposits	$692.3	$40,427.1	3.45%	$816.4	$40,426.1	4.07%
Interest-Bearing Due from and Deposits with Banks(2)	37.7	6,160.2	1.23	45.2	5,100.7	1.79
Federal Funds Sold and Securities Purchased under Agreements to Resell (3)(4)	1,610.5	852.5	380.96	1,380.0	554.7	501.67
Debt Securities
Available for Sale	766.2	36,783.6	4.20	719.7	30,795.1	4.71
Held to Maturity	242.2	23,743.0	2.06	200.9	21,356.3	1.90
Total Debt Securities	1,008.4	60,526.6	3.36	920.6	52,151.4	3.56
Loans	1,029.9	41,232.8	5.04	1,152.5	41,117.4	5.65
Other Interest-Earning Assets(5)	59.8	3,278.5	3.68	49.3	2,586.2	3.85
Total Interest-Earning Assets	4,438.6	152,477.7	5.87	4,364.0	141,936.5	6.20
Cash and Due from Banks and Other Central Bank Deposits(6)	—	1,225.9	—	—	1,055.6	—
Other Noninterest-Earning Assets	—	10,728.2	—	—	11,019.2	—
Total Assets	$—	$164,431.8	—%	$—	$154,011.3	—%
Average Source of Funds
Deposits
Savings, Money Market and Other	$394.0	$30,809.5	2.58%	$435.3	$28,261.9	3.11%
Savings Certificates and Other Time	101.6	5,420.1	3.78	147.4	6,762.4	4.40
Non-U.S. Offices — Interest-Bearing	661.3	73,083.6	1.82	841.2	67,321.9	2.52
Total Interest-Bearing Deposits	1,156.9	109,313.2	2.13	1,423.9	102,346.2	2.81
Federal Funds Purchased	40.9	2,456.9	3.36	48.0	2,431.5	3.98
Securities Sold under Agreements to Repurchase(3)(7)	1,574.2	581.0	546.37	1,353.8	513.9	531.30
Other Borrowings(8)	155.4	7,948.7	3.94	160.1	7,016.2	4.60
Senior Notes	82.3	3,344.3	4.96	77.8	2,800.0	5.60
Long-Term Debt	84.2	3,163.1	5.37	111.5	4,085.7	5.50
Total Interest-Related Funds	3,093.9	126,807.2	4.92	3,175.1	119,193.5	5.37
Interest Rate Spread	—	—	0.95	—	—	0.83
Demand and Other Noninterest-Bearing Deposits	—	19,122.2	—	—	16,820.1	—
Other Noninterest-Bearing Liabilities	—	5,573.6	—	—	5,389.6	—
Stockholders’ Equity	—	12,928.8	—	—	12,608.1	—
Total Liabilities and Stockholders’ Equity	$—	$164,431.8	—%	$—	$154,011.3	—%
Less: FTE Adjustment	$15.2	$—	—%	$10.3	$—	—%
Net Interest Income/Margin (Unadjusted)	$1,329.5	$—	1.76%	$1,178.6	$—	1.67%
Net Interest Income/Margin (FTE Adjusted)(9)	$1,344.7	$—	1.78%	$1,188.9	$—	1.69%
(1) Rate calculations are based on actual balances rather than the rounded amounts presented in the table above.
(2) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheets.
(3) Includes the impact of balance sheet netting under master netting arrangements of approximately $86.0 billion and $62.0 billion in 2026 and 2025, respectively, primarily related to our involvement in FICC. Northern Trust nets securities sold under repurchase agreements against those purchased under resale agreements when the GAAP requirements to net are met.
(4) Excluding the impact of netting, the average interest rate on Federal Funds Sold and Securities Purchased under Agreements to Resell would be approximately 3.74% and 4.45% in 2026 and 2025, respectively. It includes balances and rates for FICC reverse repurchase agreements, Non-FICC reverse repurchase agreements and federal funds sold of ($86.1 billion / 3.74%), ($0.8 billion / 3.31%), and ($0.6 million / 3.85%) for 2026 and ($62.1 billion / 4.45%), ($0.5 billion / 3.36%), and ($1.2 million / 4.61%) for 2025, respectively.
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
(7) Excluding the impact of netting, the average interest rate on Securities Sold under Agreements to Repurchase would be approximately 3.67% and 4.36%, in 2026 and 2025, respectively. It includes balances and rates for FICC repurchase agreements and Non-FICC repurchase agreements of ($86.0 billion / 3.67%) and ($0.6 billion / 3.38%) for 2026 and ($62.0 billion / 4.37%) and ($0.5 billion / 4.14%) for 2025, respectively.
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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
Net Interest Income for the six months ended June 30, 2026, stated on an FTE basis, increased from the prior-year period, primarily driven by higher deposits levels and lower funding costs, partially offset by lower asset yields.
The net interest margin on an FTE basis increased from the prior-year period, primarily driven by lower funding costs, partially offset by lower yields on interest-earning assets.
Interest-earning deposits includes Federal Reserve and Other Central Bank Deposits and Interest-Bearing Due from and Deposits with Banks. Average interest-earning deposits increased 2% from the prior-year period, primarily driven by higher client deposits.
Average Securities increased 16%, from the prior-year period reflecting strategic purchases of investment securities primarily in the AFS portfolio. Average taxable Securities were $52.4 billion in the current period and $44.0 billion in the prior-year period. Average nontaxable Securities, which represent securities that are primarily exempt from U.S. federal and state income taxes, were $8.1 billion in the current period and $8.2 billion in the prior-year period. For additional discussion relating to the securities portfolio, refer to the “Asset Quality” section in this MD&A and to Note 4-Securities to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
Average Loans was relatively flat compared the prior-year period as an increase in short term advances, primarily related to the processing of custodied client investments, was partially offset by a decrease in Commercial and Institutional loans and Private Client loans.
Average Other Interest-Earning Assets includes collateral deposits with certain securities depositories and clearing houses, certain community development investments, Federal Home Loan Bank stock, a money market investment, and Federal Reserve stock of $1.8 billion, $1.0 billion, $342.7 million, $93.4 million, and $69.1 million respectively, which are recorded in Other Assets on the consolidated balance sheets.
Average Interest-Bearing Deposits increased 7% from the prior-year period, primarily due to increased client activity and higher liquidity as a result of market volatility and growth across institutional and personal clients. Average non-U.S. offices interest-bearing deposits comprised 67% and 66% of total average interest-bearing deposits for the six months ended June 30, 2026 and 2025, respectively.

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 16: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE QTD(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	THREE MONTHS ENDED JUNE 30, 2026 VS. 2025
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$(49.4)	$(58.2)	$(107.6)
Interest-Bearing Due from and Deposits with Banks	3.6	(7.2)	(3.6)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	220.9	(130.5)	90.4
Debt Securities
Available for Sale	69.7	(39.6)	30.1
Held to Maturity	13.5	11.7	25.2
Total Debt Securities	83.2	(27.9)	55.3
Loans	5.7	(65.2)	(59.5)
Other Interest-Earning Assets	4.9	(0.5)	4.4
Total Interest Income	$268.9	$(289.5)	$(20.6)

Interest-Bearing Deposits
Savings, Money Market and Other	$25.9	$(40.0)	$(14.1)
Savings Certificates and Other Time	(15.5)	(9.6)	(25.1)
Non-U.S. Offices - Interest-Bearing	4.7	(122.5)	(117.8)
Total Interest-Bearing Deposits	15.1	(172.1)	(157.0)
Federal Funds Purchased	(1.2)	(3.6)	(4.8)
Securities Sold under Agreements to Repurchase (2)	220.8	(131.6)	89.2
Other Borrowings	13.3	(13.8)	(0.5)
Senior Notes	6.7	(4.5)	2.2
Long-Term Debt	(16.6)	(1.0)	(17.6)
Total Interest Expense	$238.1	$(326.6)	$(88.5)
Increase in Net Interest Income (FTE)	$30.8	$37.1	$67.9
(1)Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)Changes due to average balance and average rate exclude the impact of balance sheet netting noted in Table 14: Average Consolidated Balance Sheets with Analysis of Net Interest Income.

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

CONSOLIDATED RESULTS OF OPERATIONS (continued)
Net Interest Income (continued)
TABLE 17: ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE YTD(1)

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	SIX MONTHS ENDED JUNE 30, 2026 vs. 2025
	CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	AVERAGE RATE	NET (DECREASE) INCREASE
Increase (Decrease) in Net Interest Income (FTE)
Federal Reserve and Other Central Bank Deposits	$—	$(124.1)	$(124.1)
Interest-Bearing Due from and Deposits with Banks	8.3	(15.8)	(7.5)
Federal Funds Sold and Securities Purchased under Agreements to Resell (2)	487.3	(256.8)	230.5
Debt Securities
Available for Sale	129.6	(83.1)	46.5
Held to Maturity	23.5	17.8	41.3
Total Debt Securities	153.1	(65.3)	87.8
Loans	3.1	(125.7)	(122.6)
Other Interest-Earning Assets	12.7	(2.2)	10.5
Total Interest Income	$664.5	$(589.9)	$74.6

Interest-Bearing Deposits
Savings, Money Market and Other	$37.3	$(78.6)	$(41.3)
Savings Certificates and Other Time	(26.6)	(19.2)	(45.8)
Non-U.S. Offices - Interest-Bearing	73.9	(253.8)	(179.9)
Total Interest-Bearing Deposits	84.6	(351.6)	(267.0)
Federal Funds Purchased	0.5	(7.6)	(7.1)
Securities Sold under Agreements to Repurchase (2)	464.5	(244.1)	220.4
Other Borrowings	19.9	(24.6)	(4.7)
Senior Notes	14.1	(9.6)	4.5
Long-Term Debt	(24.7)	(2.6)	(27.3)
Total Interest Expense	$558.9	$(640.1)	$(81.2)
Increase in Net Interest Income (FTE)	$105.6	$50.2	$155.8
(1)     Changes not due solely to average balance changes or rate changes are allocated proportionately to average balance and rate based on their relative absolute magnitudes.
(2)     Changes due to average balance and average rate exclude the impact of balance sheet netting noted in Table 20: Average Consolidated Balance Sheets with Analysis of Net Interest Income.

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

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Provision for Credit Losses
For the three and six months ended June 30, 2026, there was a negative Provision for Credit Losses of $5.3 million and $8.3 million, respectively. The negative provision in the current quarter resulted from a decrease in the collective reserve, partially offset by an increase in individual reserves. The decrease in the collective reserve was primarily driven by a strengthening macroeconomic outlook and improved credit quality for the Commercial Real Estate (CRE) and Commercial and Institutional (C&I) portfolios. The increase in the individual reserve was driven by a small number of non-performing loans. The negative provision in the current-year period was primarily in the C&I portfolio, driven by a strengthening macroeconomic outlook and improved credit quality; partially offset by an increase in specific reserves related to a small number of non-performing loans. Net recoveries in the current quarter were $0.4 million, reflecting $0.6 million of recoveries and $0.2 million of charge-offs. Net recoveries in the current-year period were $0.3 million, reflecting $0.9 million of recoveries and $0.6 million of charge-offs.
For the three and six months ended June 30, 2025, the Provision for Credit Losses was $16.5 million and $17.5 million, respectively. The provision for both periods resulted from an increase in specific reserves related to a small number of non-performing loans and an increase in the collective reserve resulting primarily from a worsening macroeconomic outlook, partially offset by sector and portfolio-specific improvements within the CRE portfolio. The prior-year quarter included $0.3 million net recoveries, reflecting $0.4 million of recoveries and $0.1 million of charge-offs. The prior-year period included $0.5 million net recoveries, reflecting $0.9 million of recoveries and $0.4 million of charge-offs.
For additional discussion of the allowance for credit losses, refer to the “Asset Quality” section in this MD&A.
Noninterest Expense
The components of Noninterest Expense are provided in the following table.
TABLE 18: NONINTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
($ In Millions)	2026	2025	CHANGE		2026	2025	CHANGE
Compensation and Benefits	$868.0	$732.5	$135.5	18%	$1,690.2	$1,486.6	$203.6	14%
Outside Services	246.3	247.0	(0.7)	—	483.0	492.2	(9.2)	(2)
Equipment and Software	378.5	293.7	84.8	29	686.6	574.6	112.0	19
Occupancy	53.5	52.5	1.0	2	104.8	105.9	(1.1)	(1)
Other Operating Expense	92.3	90.9	1.4	2	182.0	174.9	7.1	4
Total Noninterest Expense	$1,638.6	$1,416.6	$222.0	16%	$3,146.6	$2,834.2	$312.4	11%
For the three and six months ended June 30, 2026 Compensation and Benefits expense, the largest component of Noninterest Expense, increased compared to the prior-year quarter and prior year period, primarily due to the current quarter severance charge of $51.0 million, higher incentives, the $33.1 million Invested as One equity grant to eligible employees, annual base pay adjustments and an increase in pension expense.
For the three and six months ended June 30, 2026 Equipment and Software expense increased compared to the prior-year quarter and the prior year period, primarily due to software dispositions of $61.5 million in the current quarter, higher software support and higher amortization.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2026 was $272.5 million, representing an effective tax rate of 25.6%, compared to $143.5 million in the prior-year quarter, representing an effective tax rate of 25.4%.
Income tax expense for the six months ended June 30, 2026 was $447.6 million, representing an effective tax rate of 25.4%, compared to $272.9 million in the prior-year period, representing an effective tax rate of 25.1%.
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

REPORTING SEGMENTS (continued)
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for the Enterprise Chief Operating Office, Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $7.6 million and $15.2 million for the three and six months ended June 30, 2026, respectively, and $4.7 million and $10.3 million for the three and six months ended June 30, 2025, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
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
The following table presents the earnings contributions and average assets of Northern Trust’s reporting segments for the three- and six- month periods ended June 30, 2026 and 2025.
TABLE 19: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees	$757.4	$691.8	$592.1	$539.3	$—	$—	$1,349.5	$1,231.1
Foreign Exchange Trading Income (Loss)	98.9	61.0	(1.8)	(10.4)	—	—	97.1	50.6
Other Noninterest Income	89.3	70.6	35.8	34.6	450.8	0.5	575.9	105.7
Total Noninterest Income	945.6	823.4	626.1	563.5	450.8	0.5	2,022.5	1,387.4
Net Interest Income (Expense)(1)	416.1	347.2	265.3	268.3	(5.9)	(5.0)	675.5	610.5
Revenue(1)	1,361.7	1,170.6	891.4	831.8	444.9	(4.5)	2,698.0	1,997.9
Provision for Credit Losses	(2.7)	3.9	(1.6)	11.2	(1.0)	1.4	(5.3)	16.5
Noninterest Expense
Compensation and Benefits	111.7	90.9	176.3	163.6	580.0	478.0	868.0	732.5
Outside Services	31.4	43.5	13.6	17.0	201.3	186.5	246.3	247.0
Allocated Expense	875.3	741.5	348.6	306.7	(1,223.9)	(1,048.2)	—	—
Other Segment Items(2)	22.7	19.4	21.0	23.7	480.6	394.0	524.3	437.1
Total Noninterest Expense	1,041.1	895.3	559.5	511.0	38.0	10.3	1,638.6	1,416.6
Income (Loss) before Income Taxes(1)	323.3	271.4	333.5	309.6	407.9	(16.2)	1,064.7	564.8
Provision for Income Taxes(1)	72.9	58.2	83.2	75.6	116.4	9.7	272.5	143.5
Net Income (Loss)	$250.4	$213.2	$250.3	$234.0	$291.5	$(25.9)	$792.2	$421.3
Percentage of Consolidated Net Income	32%	51%	32%	56%	36%	(7)%	100%	100%
Average Assets	$123,994.6	$117,044.6	$39,431.2	$39,094.5	$150.0	$1,580.1	$163,575.8	$157,719.2
Average Loans	$5,800.6	$5,812.8	$35,767.0	$35,345.2	$—	$—	$41,567.6	$41,158.0
Average Deposits	$100,980.6	$95,506.7	$26,715.1	$25,291.0	$150.0	$1,580.1	$127,845.7	$122,377.8
(1) Financial measures stated on an FTE basis. The FTE adjustment was $7.6 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) The current quarter charges related to software dispositions and severance are included in the Reporting Segments with $100.6 million recorded to Asset Servicing and $11.9 million recorded to Wealth Management.
(4) Other includes the current quarter $525.4 million gain related to Northern Trust's participation in the second Visa Exchange Offer, the $73.9 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, and the $33.1 million Invested as One equity grant to eligible employees.

REPORTING SEGMENTS (continued)

(In Millions)	ASSET SERVICING(3)		WEALTH MANAGEMENT(3)		OTHER(4)		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,497.9	$1,363.7	$1,193.0	$1,081.2	$—	$—	$2,690.9	$2,444.9
Foreign Exchange Trading Income (Loss)	189.9	124.9	(5.1)	(15.6)	—	—	184.8	109.3
Other Noninterest Income (Loss)	174.2	139.2	69.7	68.1	454.6	(2.2)	698.5	205.1
Total Noninterest Income (Loss)	1,862.0	1,627.8	1,257.6	1,133.7	454.6	(2.2)	3,574.2	2,759.3
Net Interest Income (Expense)(1)	817.8	670.9	524.8	518.4	(13.1)	(10.7)	1,329.5	1,178.6
Revenue(1)	2,679.8	2,298.7	1,782.4	1,652.1	441.5	(12.9)	4,903.7	3,937.9
Provision for Credit Losses	(5.0)	6.0	—	10.3	(3.3)	1.2	(8.3)	17.5
Noninterest Expense
Compensation and Employee Benefits	219.2	202.1	353.6	335.3	1,117.4	949.2	1,690.2	1,486.6
Outside Services	61.2	90.2	24.6	31.3	397.2	370.7	483.0	492.2
Allocated Expense	1,663.4	1,451.8	699.4	615.3	(2,362.8)	(2,067.1)	—	—
Other Segment Items(2)	44.4	41.7	41.0	46.2	888.0	767.5	973.4	855.4
Total Noninterest Expense	1,988.2	1,785.8	1,118.6	1,028.1	39.8	20.3	3,146.6	2,834.2
Income (Loss) before Income Taxes(1)	696.6	506.9	663.8	613.7	405.0	(34.4)	1,765.4	1,086.2
Provision for Income Taxes(1)	156.1	109.1	165.6	150.0	125.9	13.8	447.6	272.9
Net Income (Loss)	$540.5	$397.8	$498.2	$463.7	$279.1	$(48.2)	$1,317.8	$813.3
Percentage of Consolidated Net Income	41%	49%	38%	57%	21%	(6)%	100%	100%
Average Assets	$124,800.1	$113,432.9	$39,486.2	$39,121.2	$145.5	$1,457.2	$164,431.8	$154,011.3
Average Loans	$5,717.0	$5,781.2	$35,515.8	$35,336.2	$—	$—	$41,232.8	$41,117.4
Average Deposits	$101,696.8	$92,418.8	$26,593.1	$25,290.3	$145.5	$1,457.2	$128,435.4	$119,166.3
(1) Financial measures stated on an FTE basis. The FTE adjustment was $15.2 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.
(3) The current quarter charges related to software dispositions and severance are included in the Reporting Segments with $100.6 million recorded to Asset Servicing and $11.9 million recorded to Wealth Management.
(4) Other includes the current quarter $525.4 million gain related to Northern Trust's participation in the second Visa Exchange Offer, the $73.9 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio, and the $33.1 million Invested as One equity grant to eligible employees.
Asset Servicing
Asset Servicing Trust, Investment and Other Servicing Fees
For an explanation of Asset Servicing Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Asset Servicing Foreign Exchange Trading Income
Foreign Exchange Trading Income increased $37.9 million, or 62%, from the prior-year quarter and increased $65.0 million, or 52%, from the prior-year period, primarily due to higher trading volumes driven by client activity and market volatility, particularly in Asia-Pacific markets.
Asset Servicing Other Noninterest Income
Other Noninterest Income increased $18.7 million, or 26%, from the prior-year quarter and increased $35.0 million, or 25%, from the prior-year period, primarily in Security Commissions and Trading Income due to higher volumes driven by market volatility and growth in outsourced trading activity.
Asset Servicing Net Interest Income
Net Interest Income stated on an FTE basis increased $68.9 million, or 20%, from the prior-year quarter and increased $146.9 million, or 22%, from the prior-year period, primarily due to the favorable impact of higher deposits and lower funding costs.
Asset Servicing Provision for Credit Losses
The negative Provision for Credit Losses for the three and six months ended June 30, 2026, reflected a decrease in the collective reserve primarily in the C&I portfolio, driven by a strengthening macroeconomic outlook and improved credit quality.

REPORTING SEGMENTS (continued)
Asset Servicing Noninterest Expense
Noninterest Expense increased $145.8 million, or 16%, from the prior-year quarter and increased $202.4 million, or 11%, from the prior-year period, primarily driven by higher indirect expense allocations for certain corporate support services and $100.6 million of the current quarter charges related to software dispositions and severance.
Wealth Management
Wealth Management Trust, Investment and Other Servicing Fees
For an explanation of Wealth Management Trust, Investment and Other Servicing Fees, please see the “Trust, Investment and Other Servicing Fees” section within the Consolidated Results of Operations section.
Wealth Management Foreign Exchange Trading Income (Loss)
Foreign Exchange Trading Income (Loss) increased $8.6 million, or 83%, from the prior-year quarter and $10.5 million, or 67%, from the prior-year period, primarily driven by the favorable impact from lower foreign exchange swap activity executed by our Treasury department that is allocated to Wealth Management.
Wealth Management Provision for Credit Losses
The negative Provision for Credit Losses for the three months ended June 30, 2026, reflected a decrease in the collective reserve driven by a strengthening macroeconomic outlook and improved credit quality for the CRE and C&I portfolios; partially offset by an increase in the individual reserve driven by a small number of non-performing loans
Wealth Management Noninterest Expense
Noninterest Expense increased $48.5 million, or 9%, from the prior-year quarter and $90.5 million, or 9%, from the prior-year period, primarily driven by higher indirect expense allocations for certain corporate support services and $11.9 million of the current quarter charges related to software dispositions and severance.
Other
Other—Noninterest Income
Other Noninterest Income increased $450.3 million and $456.8 million from the prior-year quarter and prior-year period, respectively, primarily due to the current quarter $525.4 million gain related to Northern Trust's participation in the second Visa Exchange Offer, partially offset by the $73.9 million loss on available for sale debt securities sold in conjunction with a repositioning of the portfolio.
Other—Noninterest Expense
Other Noninterest Expense increased $27.7 million from the prior-year quarter primarily due to the current quarter $33.1 million Invested as One equity grant to eligible employees. Other Noninterest Expense increased $19.5 million from the prior-year period driven by the current quarter $33.1 million Invested as One equity grant to eligible employees, partially offset by lower non-allocated occupancy expense primarily arising from early lease exits.

CONSOLIDATED BALANCE SHEETS
The following table summarizes selected consolidated balance sheet information.
TABLE 20: SELECT CONSOLIDATED BALANCE SHEET INFORMATION

($ In Billions)	JUNE 30, 2026	DECEMBER 31, 2025	CHANGE
Assets
Federal Reserve and Other Central Bank Deposits	$50.6	$53.5	$(2.9)	(5)%
Interest-Bearing Due from and Deposits with Banks(1)	6.2	6.5	(0.3)	(6)
Federal Funds Sold and Securities Purchased under Agreements to Resell	0.4	2.7	(2.3)	(84)
Total Debt Securities	61.6	57.5	4.1	7
Loans	43.8	41.9	1.9	4
Other Interest-Earning Assets(2)	3.5	4.1	(0.6)	(15)
Total Earning Assets	166.1	166.2	(0.1)	—
Total Assets	179.3	177.1	2.2	1
Liabilities and Stockholders' Equity
Total Interest-Bearing Deposits	117.4	115.4	2.0	2
Demand and Other Noninterest-Bearing Deposits	28.2	27.3	0.9	3
Federal Funds Purchased	1.6	2.1	(0.5)	(27)
Securities Sold under Agreements to Repurchase	0.2	0.3	(0.1)	(40)
Other Borrowings(3)	8.6	7.2	1.4	21
Total Stockholders’ Equity	13.4	13.0	0.4	3
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
(3)    Other Borrowings primarily includes advances from the Federal Home Loan Bank of Chicago.
During the three and six months ended June 30, 2026, the Corporation declared cash dividends totaling $148.8 million and $299.6 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders, respectively. During the three and six months ended June 30, 2025, the Corporation declared cash dividends totaling $146.2 million and $294.4 million to common stockholders, and cash dividends totaling $4.7 million and $20.9 million to preferred stockholders respectively.

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
TABLE 21: BOOK VALUE OF DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2026
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Governments	$—	$7,883.3	$—	$—	$—	$7,883.3
Government Sponsored Agency	—	19,302.8	—	—	—	19,302.8
Non-U.S. Government	408.5	—	—	—	—	408.5
Corporate Debt	—	226.6	44.8	—	—	271.4
Covered Bonds	275.7	—	—	—	—	275.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,092.3	383.1	195.0	—	—	4,670.4
CLOs	3,453.7	—	—	—	—	3,453.7
Other Asset-Backed	1,345.7	—	—	—	—	1,345.7
Commercial Mortgage-Backed	502.8	8.8	—	—	—	511.6
Total Available for Sale	$10,078.7	$27,804.6	$239.8	$—	$—	$38,123.1
Percent of Total Available for Sale	26%	73%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$993.0	$1,377.1	$14.7	$—	$—	$2,384.8
Government Sponsored Agency	41.6	8,071.2	—	—	—	8,112.8
Non-U.S. Government	1,275.7	1,457.5	1,813.1	14.9	—	4,561.2
Corporate Debt	154.6	16.0	109.7	—	—	280.3
Covered Bonds	2,114.9	—	—	—	—	2,114.9
Certificate of Deposit	—	—	—	—	751.8	751.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,316.3	901.7	376.2	1.2	—	4,595.4
Other Asset-Backed	47.1	—	—	—	—	47.1
Commercial Mortgage-Backed	—	—	37.6	—	—	37.6
Other	—	—	—	—	606.2	606.2
Total Held to Maturity	$7,943.2	$11,823.5	$2,351.3	$16.1	$1,358.0	$23,492.1
Percent of Total Held to Maturity	34%	50%	10%	—%	6%	100%
Total Debt Securities	$18,021.9	$39,628.1	$2,591.1	$16.1	$1,358.0	$61,615.2
Percent of Total Debt Securities	29%	65%	4%	—%	2%	100%

ASSET QUALITY (continued)
Securities Portfolio (continued)

	DECEMBER 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Available for Sale
U.S. Governments	$—	$8,172.4	$—	$—	$—	$8,172.4
Obligations of States and Political Subdivisions	40.7	272.4	—	—	—	313.1
Government Sponsored Agency	—	16,567.5	—	—	—	16,567.5
Non-U.S. Government	527.2	—	—	—	—	527.2
Corporate Debt	—	21.3	43.1	—	—	64.4
Covered Bonds	273.5	—	—	—	—	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,325.8	461.4	197.1	—	—	4,984.3
CLOs	2,154.9	—	—	—	—	2,154.9
Other Asset-Backed	570.2	—	—	—	—	570.2
Commercial Mortgage-Backed	391.5	17.5	—	—	—	409.0
Total Available for Sale	$8,283.8	$25,512.5	$240.2	$—	$—	$34,036.5
Percent of Total Available for Sale	24%	75%	1%	—%	—%	100%
Held to Maturity
Obligations of States and Political Subdivisions	$986.0	$1,471.8	$—	$—	$—	$2,457.8
Government Sponsored Agency	—	8,424.5	—	—	—	8,424.5
Non-U.S. Government	649.7	1,231.7	2,844.7	14.9	—	4,741.0
Corporate Debt	159.2	150.2	79.6	—	—	389.0
Covered Bonds	1,754.5	—	—	—	—	1,754.5
Certificate of Deposit	—	—	—	—	444.5	444.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,412.9	776.2	321.2	1.2	—	4,511.5
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.0	—	—	—	616.2	669.2
Total Held to Maturity	$7,015.3	$12,092.0	$3,245.5	$16.1	$1,060.7	$23,429.6
Percent of Total Held to Maturity	30%	52%	14%	—%	4%	100%
Total Debt Securities	$15,299.1	$37,604.5	$3,485.7	$16.1	$1,060.7	$57,466.1
Percent of Total Debt Securities	27%	65%	6%	—%	2%	100%
As of June 30, 2026 and December 31, 2025, HTM debt securities not rated by Moody’s, S&P Global or Fitch Ratings primarily consisted of certificates of deposit with a remaining life of less than one month, as well as investments purchased by Northern Trust to fulfill its obligations under the Community Reinvestment Act (CRA). Northern Trust fulfills its obligations under the CRA by making qualified investments for purposes of supporting institutions and programs that benefit low-to-moderate income communities within Northern Trust’s market area.
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

ASSET QUALITY (continued)
Nonaccrual Loans and Other Real Estate Owned
Nonaccrual assets consist of nonaccrual loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. There was no outstanding OREO as of June 30, 2026 or December 31, 2025.
The following table provides the amounts of nonaccrual loans, by loan segment and class, that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. Loans that are delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiation and renewals.
TABLE 22: NONACCRUAL ASSETS

	JUNE 30, 2026			DECEMBER 31, 2025
($ In Millions)	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS	AMOUNT		% OF NONACCRUAL LOANS TO TOTAL NONACCRUAL LOANS
Nonaccrual Loans(1)
Commercial
Commercial and Institutional	$44.6		62%	$39.7		52%
Commercial Real Estate	2.1		3	—		—
Other	0.5		1	0.6		1
Total Commercial	$47.2		66%	$40.3		53%
Personal
Private Client	$5.4		8%	$6.7		9%
Residential Real Estate	18.7		26	29.7		38
Total Personal	$24.1		34%	$36.4		47%
Total Nonaccrual Loans	71.3			76.7
90 Day Past Due Loans Still Accruing	$28.0			$25.0
Nonaccrual Loans to Total Loans	0.16%			0.18%
Allowance for Credit Losses Assigned to Loans to Nonaccrual Loans	2.3	x		2.1	x
(1) Loan classes that do not have a non-accrual balance are excluded from the table.
Nonaccrual assets of $71.3 million as of June 30, 2026, were $5.4 million, or 7%, lower than December 31, 2025, primarily due to payoffs and paydowns related to a small number of Residential Real Estate loans, partially offset by the downgrade of a small number of C&I loans. In addition to the negative impact on Net Interest Income and the risk of credit losses, nonaccrual assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonaccrual assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the allowance evaluated on an individual basis and the quantitative and qualitative factors used in the determination of the allowance evaluated on a collective basis within the allowance for credit losses.
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
As of June 30, 2026, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $160.9 million, $21.9 million, $6.6 million, and $0.9 million, respectively. There was no allowance for credit losses related to AFS debt securities as of June 30, 2026. As of December 31, 2025, the Allowance for Credit Losses related to loans, undrawn loan commitments and standby letters of credit, HTM debt securities, and other financial assets, was $164.3 million, $23.3 million, $9.3 million, and $1.4 million, respectively. There was no allowance for credit losses related to AFS debt securities as of December 31, 2025. For additional information relating to the Allowance for Credit Losses and the changes in the Allowance for Credit Losses during the three and six months ended June 30, 2026 and June 30, 2025 due to charge-offs, recoveries and provisions for credit losses, refer to Note 6—Allowance for Credit Losses to the consolidated financial statements provided in Item 1. Consolidated Financial Statements (unaudited).
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
The following table provides the allowance evaluated on an individual and collective basis for the loan portfolio by segment and class.
TABLE 23: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES FOR LOANS

	JUNE 30, 2026		DECEMBER 31, 2025
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Evaluated on an Individual Basis	$19.2	—%	$10.2	—%
Evaluated on a Collective Basis
Commercial
Commercial and Institutional	47.5	15	59.0	16
Commercial Real Estate	85.0	12	85.6	13
Subscription Finance	0.9	10	2.8	9
Fund Finance	0.9	4	0.8	3
Other	0.1	8	0.1	8
Total Commercial	134.4	49	148.3	49
Personal
Private Client	16.5	36	16.0	35
Residential Real Estate	12.7	14	13.1	15
Other	—	1	—	1
Total Personal	29.2	51	29.1	51
Total Allowance Evaluated on a Collective Basis	$163.6		$177.4
Total Allowance for Credit Losses	$182.8		$187.6
Allowance Assigned to
Loans	$160.9		$164.3
Undrawn Commitments and Standby Letters of Credit	21.9		23.3
Total Allowance for Credit Losses	$182.8		$187.6
Allowance Assigned to Loans to Total Loans	0.37%		0.39%

ASSET QUALITY (continued)
Commercial Real Estate Loans
The table below provides additional detail regarding commercial real estate loan types.
TABLE 24: COMMERCIAL REAL ESTATE LOANS

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Commercial Mortgages
Apartment/ Multi-family	$1,488.7	$1,586.4
Industrial/ Warehouse	977.5	960.1
Office	906.0	948.0
Retail	712.6	695.9
Other	588.1	622.5
Total Commercial Mortgages	4,672.9	4,812.9
Construction, Acquisition and Development Loans	643.3	459.3
Total Commercial Real Estate Loans	$5,316.2	$5,272.2
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
STATEMENTS OF CASH FLOWS
The following discusses the statement of cash flow activities for the six months ended June 30, 2026 and 2025.
TABLE 25: CASH FLOW ACTIVITY SUMMARY

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(384.9)	$4,619.3
Investing activities	(1,359.4)	(13,906.6)
Financing activities	1,647.0	10,340.6
Effect of Foreign Currency Exchange Rates on Cash	(38.9)	692.9
Change in Cash and Due from Banks	$(136.2)	$1,746.2

STATEMENTS OF CASH FLOWS (continued)
Operating Activities
Net cash used in operating activities of $384.9 million for the six months ended June 30, 2026 was primarily attributable to higher net collateral deposited with derivative counterparties, partially offset by period earnings.
Net cash provided by operating activities of $4.6 billion for the six months ended June 30, 2025 was primarily attributable to lower net collateral deposited with derivative counterparties and period earnings.
Investing Activities
Net cash used in investing activities of $1.4 billion for the six months ended June 30, 2026 was primarily attributable to net purchases of AFS securities and an increase in loans, partially offset by decreased levels of Federal Reserve and other central bank deposits and a decrease in federal funds sold and securities purchased under agreements to resell.
Net cash used in investing activities of $13.9 billion for the six months ended June 30, 2025 was primarily attributable to increased levels of Federal Reserve and other central bank deposits and net purchases of AFS debt securities, partially offset by net proceeds associated with HTM debt securities.
Financing Activities
Net cash provided by financing activities of $1.6 billion for the six months ended June 30, 2026 was primarily attributable to increased levels of total deposits and short term borrowings, partially offset by share repurchases.
Net cash provided by financing activities of $10.3 billion for the six months ended June 30, 2025 was primarily attributable to the increased levels of total deposits, partially offset by share repurchases.
REGULATORY CAPITAL
Capital ratios remained strong at June 30, 2026, exceeding the requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements.
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
The results of the 2026 Dodd-Frank Act Stress Test (DFAST) were published by the Federal Reserve Board on June 24, 2026 and resulted in no change to the Corporation’s stress capital buffer. On February 4, 2026, the Federal Reserve notified the Corporation that because the Stress Testing Transparency Proposal remains subject to public comment, absent further action from the Federal Reserve, the Corporation’s stress capital buffer and Common Equity Tier 1 capital ratio minimum requirement will remain at 2.5% and 7.0%, respectively, until October 1, 2027.
In March 2026, the U.S. banking agencies issued a revised proposal to implement the final components of the Basel III regulatory capital framework. The revised proposal would eliminate the existing standardized and advanced approach methodologies for determining Risk-Weighted Assets for Category I and Category II institutions and replace it with a new expanded risk-based approach. Based upon a preliminary assessment, Northern Trust estimates the proposal will result in a modest decrease in Risk-Weighted Assets. However, the potential impacts on the Corporation and the Bank of a final rule and the timing associated with it remain uncertain.

REGULATORY CAPITAL (continued)
The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital under the applicable U.S. regulatory rules as of June 30, 2026, December 31, 2025 and June 30, 2025.
TABLE 26: REGULATORY CAPITAL

	JUNE 30, 2026		DECEMBER 31, 2025		JUNE 30, 2025
($ In Millions)	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$12,516.7	$12,516.7	$12,073.0	$12,073.0	$11,981.6	$11,981.6
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(710.4)	(710.4)	(715.9)	(715.9)	(720.4)	(720.4)
Other	(200.7)	(200.7)	(164.6)	(164.6)	(153.0)	(153.0)
Total Common Equity Tier 1 Capital	11,605.6	11,605.6	11,192.5	11,192.5	11,108.2	11,108.2
Additional Tier 1 Capital
Preferred Stock	884.9	884.9	884.9	884.9	884.9	884.9
Other	(71.8)	(71.8)	(68.9)	(68.9)	(54.6)	(54.6)
Total Additional Tier 1 Capital	813.1	813.1	816.0	816.0	830.3	830.3
Total Tier 1 Capital	12,418.7	12,418.7	12,008.5	12,008.5	11,938.5	11,938.5
Tier 2 Capital
Qualifying Allowance for Credit Losses	190.3	—	198.4	—	223.3	—
Qualifying Subordinated Debt	2,097.5	2,097.5	2,097.3	2,097.3	1,347.1	1,347.1
Total Tier 2 Capital	2,287.8	2,097.5	2,295.7	2,097.3	1,570.4	1,347.1
Total Risk-Based Capital	$14,706.5	$14,516.2	$14,304.2	$14,105.8	$13,508.9	$13,285.6
Risk-Weighted Assets(1)	$95,157.3	$81,119.6	$89,015.4	$74,843.6	$91,385.4	$74,176.8
Total Assets – End of Period (EOP)	179,297.2	179,297.2	177,132.7	177,132.7	171,883.6	171,883.6
Adjusted Average Assets(2)	162,601.3	162,601.3	154,083.9	154,083.9	156,854.5	156,854.5
Total Loans – EOP	43,822.0	43,822.0	41,948.3	41,948.3	43,323.4	43,323.4
Common Stockholders’ Equity to:
Total Loans – EOP	28.56%	28.56%	28.78%	28.78%	27.66%	27.66%
Total Assets – EOP	6.98	6.98	6.82	6.82	6.97	6.97
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
TABLE 27: REGULATORY CAPITAL RATIOS

	Standardized Approach			Advanced Approach
	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	December 31, 2025	June 30, 2025	WELL-CAPITALIZED RATIOS	MINIMUM CAPITAL RATIOS
Northern Trust Corporation
Common Equity Tier 1 Capital	12.2%	12.6%	12.2%	14.3%	15.0%	15.0%	N/A	4.5%
Tier 1 Capital	13.1	13.5	13.1	15.3	16.0	16.1	6.0	6.0
Total Capital	15.5	16.1	14.8	17.9	18.8	17.9	10.0	8.0
Tier 1 Leverage	7.6	7.8	7.6	7.6	7.8	7.6	N/A	4.0
Supplementary Leverage	N/A	N/A	N/A	8.6	8.7	9.1	N/A	3.0

The Northern Trust Company
Common Equity Tier 1 Capital	11.8%	12.1%	11.4%	14.1%	14.6%	14.3%	6.5%	4.5%
Tier 1 Capital	11.8	12.1	11.4	14.1	14.6	14.3	8.0	6.0
Total Capital	13.9	14.3	12.8	16.3	17.0	15.7	10.0	8.0
Tier 1 Leverage	6.8	6.9	6.6	6.8	6.9	6.6	5.0	4.0
Supplementary Leverage	N/A	N/A	N/A	7.7	7.7	7.9	3.0	3.0

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
Other accounting pronouncements that were issued by the FASB but not yet adopted as of June 30, 2026 are not expected to have a material impact on Northern Trust’s consolidated balance sheets or consolidated statements of income upon adoption.
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
We maintain a highly liquid balance sheet consisting principally of cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets, and investment securities, which were 66% of total assets as of both June 30, 2026 and December 31, 2025, respectively. The majority of Northern Trust’s securities portfolio is composed of highly liquid securities including U.S. Treasury, non-U.S. government, and government sponsored agency securities.
Market Risk
There are two types of market risk; interest rate risk associated with the banking book and trading risk. Interest rate risk associated with the banking book is the potential for movements in interest rates to cause changes in Net Interest Income and the market value of equity, including AOCI from the AFS debt securities portfolio. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.
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
The following table shows the estimated NII impact over the next twelve months of 100 and 200 basis point ramps upward and downward in interest rates relative to forward rates as of June 30, 2026 and June 30, 2025. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 28: NET INTEREST INCOME SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF NET INTEREST INCOME
(In Millions)	JUNE 30, 2026	JUNE 30, 2025
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$44	$69
200 Basis Points	74	147
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$(57)	$(89)
200 Basis Points	(147)	$(188)
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

RISK MANAGEMENT (continued)
Market Risk (continued)

The following table shows the estimated impact on MVE of 100 and 200 basis point shocks up and down from current market implied forward rates at June 30, 2026 and December 31, 2025. Each rate movement is assumed to occur gradually over a one-year period.
TABLE 29: MARKET VALUE OF EQUITY SENSITIVITY

INCREASE (DECREASE) ESTIMATED IMPACT ON MARKET VALUE OF EQUITY
(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Increase in Interest Rates Above Market Implied Forward Rates
100 Basis Points	$(623)	$(537)
200 Basis Points	(1,357)	(1,186)
Decrease in Interest Rates Below Market Implied Forward Rates
100 Basis Points	$647	$534
200 Basis Points	1,218	920
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
TABLE 30: VALUE-AT-RISK

(In Millions)	Combined Trading Book VaR			FX VaR (FX DRIVERS ONLY)			IR VaR (IR DRIVERS ONLY)
THREE MONTHS ENDED	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025	JUNE 30, 2026	MARCH 31, 2026	JUNE 30, 2025
High	$2.1	$0.5	$0.6	$2.0	$0.5	$0.6	$0.2	$0.2	$0.3
Low	0.2	0.2	0.3	0.2	0.1	0.2	—	0.1	0.1
Average	0.8	0.3	0.4	0.7	0.2	0.3	0.1	0.1	0.2
Quarter-End	0.3	0.3	0.3	0.2	0.3	0.2	0.1	0.1	0.1
During the three months ended June 30, 2026, Northern Trust did not incur an actual GFX trading loss in excess of the daily GFX VaR estimate.
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
TABLE 31: RECONCILIATION TO FULLY TAXABLE EQUIVALENT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions)	2026	2025	2026	2025
Net Interest Income
Interest Income - GAAP	$2,189.3	$2,212.8	$4,423.4	$4,353.7
Add: FTE Adjustment	7.6	4.7	15.2	10.3
Interest Income (FTE) - Non-GAAP	$2,196.9	$2,217.5	$4,438.6	$4,364.0

Net Interest Income - GAAP	$675.5	$610.5	$1,329.5	$1,178.6
Add: FTE Adjustment	7.6	4.7	15.2	10.3
Net Interest Income (FTE) - Non-GAAP	$683.1	$615.2	$1,344.7	$1,188.9

Net Interest Margin - GAAP	1.79%	1.68%	1.76%	1.67%
Net Interest Margin (FTE) - Non-GAAP	1.81%	1.69%	1.78%	1.69%

Total Revenue
Total Revenue - GAAP	$2,698.0	$1,997.9	$4,903.7	$3,937.9
Add: FTE Adjustment	7.6	4.7	15.2	10.3
Total Revenue (FTE) - Non-GAAP	$2,705.6	$2,002.6	$4,918.9	$3,948.2

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

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	JUNE 30, 2026	DECEMBER 31, 2025

ASSETS
Cash and Due from Banks	$5,736.9	$5,873.1
Federal Reserve and Other Central Bank Deposits	50,636.2	53,524.9
Interest-Bearing Deposits with Banks	1,544.9	1,729.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	426.5	2,654.1
Debt Securities
Available for Sale (Amortized cost of $38,198.3 and $34,102.4)	38,123.1	34,036.5
Held to Maturity (Fair value of $22,353.5 and $22,381.2)	23,492.1	23,429.6
Total Debt Securities	61,615.2	57,466.1
Loans
Commercial	21,363.3	20,431.0
Personal	22,458.7	21,517.3
Total Loans (Net of unearned income of $4.9 and $5.3)	43,822.0	41,948.3
Allowance for Credit Losses	(168.4)	(175.0)
Buildings and Equipment	447.6	464.6
Goodwill	709.6	712.9
Other Assets	14,526.7	12,934.3
Total Assets	$179,297.2	$177,132.7
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$15,315.9	$14,810.7
Savings, Money Market and Other Interest-Bearing	34,419.1	28,984.1
Savings Certificates and Other Time	4,686.9	6,418.9
Non U.S. Offices — Noninterest-Bearing	12,884.1	12,537.9
— Interest-Bearing	78,274.0	80,046.1
Total Deposits	145,580.0	142,797.7
Federal Funds Purchased	1,568.9	2,141.1
Securities Sold Under Agreements to Repurchase	175.6	292.2
Other Borrowings	8,627.2	7,158.3
Senior Notes	3,331.2	3,351.5
Long-Term Debt	2,073.3	3,484.4
Other Liabilities	4,539.4	4,949.6
Total Liabilities	165,895.6	164,174.8
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series D, authorized and outstanding shares of 5,000	493.5	493.5
Series E, authorized and outstanding shares of 16,000	391.4	391.4
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 182,955,653 and 186,337,588	408.6	408.6
Additional Paid-In Capital	1,044.4	1,039.0
Retained Earnings	17,706.5	16,709.3
Accumulated Other Comprehensive Loss	(551.7)	(590.5)
Treasury Stock (62,215,871 and 58,833,936 shares, at cost)	(6,091.1)	(5,493.4)
Total Stockholders’ Equity	13,401.6	12,957.9
Total Liabilities and Stockholders’ Equity	$179,297.2	$177,132.7
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions Except Share Information)	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,349.5	$1,231.1	$2,690.9	$2,444.9
Foreign Exchange Trading Income	97.1	50.6	184.8	109.3
Security Commissions and Trading Income	55.6	39.6	107.7	78.7
Other Operating Income(1)	594.2	66.1	664.7	126.4
Investment Security Gains (Losses), net	(73.9)	—	(73.9)	—
Total Noninterest Income	2,022.5	1,387.4	3,574.2	2,759.3
Net Interest Income
Interest Income	2,189.3	2,212.8	4,423.4	4,353.7
Interest Expense	1,513.8	1,602.3	3,093.9	3,175.1
Net Interest Income	675.5	610.5	1,329.5	1,178.6
Provision for Credit Losses	(5.3)	16.5	(8.3)	17.5
Net Interest Income after Provision for Credit Losses	680.8	594.0	1,337.8	1,161.1
Noninterest Expense
Compensation and Benefits	868.0	732.5	1,690.2	1,486.6
Outside Services	246.3	247.0	483.0	492.2
Equipment and Software	378.5	293.7	686.6	574.6
Occupancy	53.5	52.5	104.8	105.9
Other Operating Expense	92.3	90.9	182.0	174.9
Total Noninterest Expense	1,638.6	1,416.6	3,146.6	2,834.2
Income before Income Taxes	1,064.7	564.8	1,765.4	1,086.2
Provision for Income Taxes	272.5	143.5	447.6	272.9
Net Income	$792.2	$421.3	$1,317.8	$813.3
Preferred Stock Dividends	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	$787.5	$416.6	$1,296.9	$792.4
Per Common Share
Net Income – Basic	$4.25	$2.14	$6.97	$4.05
– Diluted	4.23	2.13	6.93	4.03
Average Number of Common Shares Outstanding
– Basic	183,993,670	192,751,910	184,742,283	193,965,606
– Diluted	184,889,944	193,374,888	185,709,785	194,742,332
(1) Beginning in Q1 2026, Treasury Management Fees are included within Other Operating Income. The prior period has been revised to conform to the current year presentation.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Net Income	$792.2	$421.3	$1,317.8	$813.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Available for Sale Debt Securities	72.7	45.9	28.1	116.9
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.7)	(0.1)	(7.0)	(0.6)
Net Foreign Currency Adjustments	9.0	(7.7)	10.6	(3.0)
Net Pension and Other Postretirement Benefit Adjustments	4.9	2.2	7.1	1.5
Other Comprehensive Income (Loss)	84.9	40.3	38.8	114.8
Comprehensive Income	$877.1	$461.6	$1,356.6	$928.1
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30, 2026
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2025	$884.9	$408.6	$1,039.0	$16,709.3	$(590.5)	$(5,493.4)	$12,957.9
Net Income	—	—	—	525.5	—	—	525.5
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	(46.1)	—	(46.1)
Dividends Declared:
Common Stock, $0.80 per share	—	—	—	(150.8)	—	—	(150.8)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(35.7)	—	—	113.3	77.6
Stock Purchased	—	—	—	—	—	(358.9)	(358.9)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.7)	(1.7)
Balance at March 31, 2026	$884.9	$408.6	$1,003.3	$17,067.8	$(636.6)	$(5,740.7)	$12,987.3
Net Income	—	—	—	792.2	—	—	792.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	84.9	—	84.9
Dividends Declared:
Common Stock, $0.80 per share	—	—	—	(148.8)	—	—	(148.8)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	41.1	—	—	3.6	44.7
Stock Purchased	—	—	—	—	—	(350.6)	(350.6)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.4)	(3.4)
Balance at June 30, 2026	$884.9	$408.6	$1,044.4	$17,706.5	$(551.7)	$(6,091.1)	$13,401.6
See accompanying notes to the consolidated financial statements.

	SIX MONTHS ENDED JUNE 30, 2025
(In Millions Except Per Share Information)	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL
Balance at December 31, 2024	$884.9	$408.6	$1,025.3	$15,614.7	$(814.0)	$(4,331.1)	$12,788.4
Net Income	—	—	—	392.0	—	—	392.0
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	74.5	—	74.5
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(148.2)	—	—	(148.2)
Preferred Stock	—	—	—	(16.2)	—	—	(16.2)
Stock Awards and Options Exercised	—	—	(28.3)	—	—	105.1	76.8
Stock Purchased	—	—	—	—	—	(287.2)	(287.2)
Excise Tax on Share Repurchases	—	—	—	—	—	(1.6)	(1.6)
Balance at March 31, 2025	$884.9	$408.6	$997.0	$15,842.3	$(739.5)	$(4,514.8)	$12,878.5
Net Income	—	—	—	421.3	—	—	421.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)	—	—	—	—	40.3	—	40.3
Dividends Declared:
Common Stock, $0.75 per share	—	—	—	(146.2)	—	—	(146.2)
Preferred Stock	—	—	—	(4.7)	—	—	(4.7)
Stock Awards and Options Exercised	—	—	13.5	—	—	6.2	19.7
Stock Purchased	—	—	—	—	—	(339.4)	(339.4)
Excise Tax on Share Repurchases	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2025	$884.9	$408.6	$1,010.5	$16,112.7	$(699.2)	$(4,851.0)	$12,866.5
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,317.8	$813.3
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Investment Security Losses (Gains), net	73.9	—
Amortization and Accretion of Securities and Unearned Income, net	(41.2)	(33.9)
Provision for Credit Losses	(8.3)	17.5
Depreciation and Amortization	395.5	386.4
Pension Plan Contributions	(7.2)	(137.9)
Change in Receivables	(126.5)	(10.4)
Change in Interest Payable	(27.1)	21.8
Change in Collateral With Derivative Counterparties, net	(1,518.3)	3,086.3
Other Operating Activities, net	(443.5)	476.2
Net Cash (Used in) Provided by Operating Activities	(384.9)	4,619.3
CASH FLOWS FROM INVESTING ACTIVITIES
Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	2,262.2	(459.2)
Change in Interest-Bearing Deposits with Banks	145.1	(395.9)
Net Change in Federal Reserve and Other Central Bank Deposits	2,498.0	(11,827.3)
Purchases of Held to Maturity Debt Securities	(18,134.9)	(14,530.1)
Proceeds from the Maturity and Redemption of Held to Maturity Debt Securities	17,806.7	16,308.5
Purchases of Available for Sale Debt Securities	(9,163.0)	(5,222.0)
Proceeds from the Maturity and Sales of Available for Sale Debt Securities	4,995.0	2,397.3
Change in Loans	(1,901.8)	147.4
Purchases of Buildings and Equipment	(34.8)	(24.8)
Purchases and Development of Computer Software	(339.2)	(376.2)
Proceeds from the Sale of Visa Shares	169.3	12.9
Other Investing Activities, net	338.0	62.8
Net Cash Used in Investing Activities	(1,359.4)	(13,906.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	3,311.8	10,727.2
Change in Federal Funds Purchased	(572.2)	229.0
Change in Securities Sold under Agreements to Repurchase	(116.6)	379.4
Change in Short-Term Other Borrowings	1,451.8	(56.7)
Repayments of Long-Term Debt	(1,400.0)	—
Treasury Stock Purchased	(709.5)	(626.6)
Net Proceeds from Stock Options	2.8	4.5
Cash Dividends Paid on Common Stock	(295.4)	(290.1)
Cash Dividends Paid on Preferred Stock	(20.9)	(20.9)
Other Financing Activities, net	(4.8)	(5.2)
Net Cash Provided by Financing Activities	1,647.0	10,340.6
Effect of Foreign Currency Exchange Rates on Cash	(38.9)	692.9
Change in Cash and Due from Banks	(136.2)	1,746.2
Cash and Due from Banks at Beginning of Period	5,873.1	4,677.2
Cash and Due from Banks at End of Period	$5,736.9	$6,423.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$3,120.4	$3,144.6
Income Taxes Paid	312.3	245.7
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes to the consolidated financial statements, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, as of and for the periods ended June 30, 2026 and 2025, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform to U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1—Summary of Significant Accounting Policies included under Item 8. Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
Note 3 – Fair Value Measurements
Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. No transfers into or out of Level 3 occurred during the six months ended June 30, 2026 or the year ended December 31, 2025.
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
Northern Trust’s Level 2 assets include AFS debt securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed predetermined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2026, Northern Trust’s AFS debt securities portfolio included 1,082 Level 2 debt securities with an aggregate market value of $30.2 billion, substantially all valued by external pricing vendors. As of December 31, 2025, Northern Trust’s AFS debt securities portfolio included 1,003 Level 2 debt securities with an aggregate market value of $25.9 billion, substantially all valued by external pricing vendors.
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
The following table presents the fair values of Northern Trust’s Level 3 liabilities as of June 30, 2026 and December 31, 2025, as well as the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for such liabilities as of such dates.
TABLE 32: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2026
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$23.0 million	Discounted Cash Flow	Conversion Rate	1.50		x	1.50	x
			Visa Class A Appreciation	12.88%			12.88%
			Expected Duration	25	-	37 months	34 months
(1) Weighted average of expected duration based on scenario probability.

	DECEMBER 31, 2025
FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES			WEIGHTED-AVERAGE INPUT VALUES(1)
Swaps Related to Sale of Certain Visa Class B Common Shares	$29.7 million	Discounted Cash Flow	Conversion Rate	1.51		x	1.51	x
			Visa Class A Appreciation	9.69%			9.69%
			Expected Duration	14	-	26 months	23 months
(1) Weighted average of expected duration based on scenario probability.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by fair value hierarchy level.
TABLE 33: RECURRING BASIS HIERARCHY LEVELING

	JUNE 30, 2026
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/LIABILITIES AT FAIR VALUE
Debt Securities
Available for Sale
U.S. Governments	$7,883.3	$—	$—	$—	$7,883.3
Government Sponsored Agency	—	19,302.8	—	—	19,302.8
Non-U.S. Government	—	408.5	—	—	408.5
Corporate Debt	—	271.4	—	—	271.4
Covered Bonds	—	275.7	—	—	275.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	4,670.4	—	—	4,670.4
CLOs	—	3,453.7	—	—	3,453.7
Other Asset-Backed	—	1,345.7	—	—	1,345.7
Commercial Mortgage-Backed	—	511.6	—	—	511.6
Total Available for Sale Debt Securities	7,883.3	30,239.8	—	—	38,123.1
Other Assets
Equity Securities(1)	110.0	450.9	—	—	560.9
Derivative Assets
Foreign Exchange Contracts	—	3,294.6	—	(1,768.9)	1,525.7
Interest Rate Contracts	—	80.2	—	(61.2)	19.0
Other Financial Derivatives(2)	—	0.3	—	(0.3)	—
Total Derivative Assets	—	3,375.1	—	(1,830.4)	1,544.7
Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,159.4	—	(2,729.3)	430.1
Interest Rate Contracts	—	138.8	—	—	138.8
Other Financial Derivatives(3)	—	0.1	23.0	(23.1)	—
Total Derivative Liabilities	$—	$3,298.3	$23.0	$(2,752.4)	$568.9
Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2026, derivative assets and liabilities shown above also include reductions of $202.7 million and $1,124.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.
(1) Equity securities consists of a money market investment, Visa Class C common shares, and seed capital investments to certain funds managed by Northern Trust with a fair value of $110.0 million, $370.7 million, and $80.2 million, respectively, as of June 30, 2026.
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
The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2026 and 2025.
TABLE 34: CHANGES IN LEVEL 3 LIABILITIES

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
THREE MONTHS ENDED JUNE 30,	2026	2025
Fair Value at April 1	$22.4	$29.5
Total (Gains) Losses:
Included in Earnings(1)	5.9	(0.2)
Purchases, Issues, Sales, and Settlements
Settlements	(5.3)	(6.5)
Fair Value at June 30	$23.0	$22.8
(1) (Gains) Losses are recorded in Other Operating Income on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)

(In Millions)	SWAPS RELATED TO SALE OF CERTAIN VISA CLASS B COMMON SHARES
SIX MONTHS ENDED JUNE 30,	2026	2025
Fair Value at January 1	$29.7	$27.2
Total Losses:
Included in Earnings(1)	3.1	5.4
Purchases, Issues, Sales, and Settlements
Settlements	(9.8)	(9.8)
Fair Value at June 30	$23.0	$22.8
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
Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2026 and year ended December 31, 2025, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of nonaccrual loans whose values were based on real estate collateral
Fair values of real estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes. The fair values of real estate loan collateral were subject to adjustments to reflect management’s judgment as to realizable value and consisted of a discount factor of 25.0% with a weighted average based on fair values of 25.0% and a discount factor of 40.0% with a weighted average based on fair values of 40.0%, during the six months ended June 30, 2026 and year ended December 31, 2025, respectively. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals. There was no outstanding OREO as of June 30, 2026 and December 31, 2025.
Collateral-dependant nonaccrual loans that have been adjusted to fair value totaled $1.3 million during the six months ended June 30, 2026 and year ended December 31, 2025.
The following table presents the fair values of Northern Trust’s Level 3 assets that were adjusted to fair value on a nonrecurring basis during the six months ended June 30, 2026 and the year ended December 31, 2025, as well as the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for such assets as of such dates.
TABLE 35: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

	JUNE 30, 2026
FINANCIAL INSTRUMENT	FAIR VALUE(1)	VALUATION TECHNIQUE	UNOBSERVABLE INPUTS	INPUT VALUES	WEIGHTED-AVERAGE INPUT VALUES
Loans	$1.3 million	Market Approach	Discount factor applied to real estate collateral-dependent loans to reflect realizable value	25.0%	25.0%
(1) Includes a real estate collateral-dependent loan.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables present the carrying value and estimated fair value, including the fair value hierarchy level, of Northern Trust’s financial instruments that are not measured at fair value on the consolidated balance sheets as of June 30, 2026 and December 31, 2025. The following tables exclude those items measured at fair value on a recurring basis.
TABLE 36: FAIR VALUE OF FINANCIAL INSTRUMENTS

	JUNE 30, 2026
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,736.9	$5,736.9	$5,736.9	$—	$—
Federal Reserve and Other Central Bank Deposits	50,636.2	50,636.2	—	50,636.2	—
Interest-Bearing Deposits with Banks	1,544.9	1,544.9	—	1,544.9	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	426.5	426.5	—	426.5	—
Debt Securities - Held to Maturity	23,492.1	22,353.5	—	22,353.5	—
Loans
Held for Investment	43,661.1	43,526.1	—	—	43,526.1
Other Assets	1,629.9	1,623.4	87.4	1,536.0	—
FINANCIAL LIABILITIES
Deposits	145,580.0	145,609.7	—	145,609.7	—
Federal Funds Purchased	1,568.9	1,568.9	—	1,568.9	—
Securities Sold Under Agreements to Repurchase	175.6	175.6	—	175.6	—
Other Borrowings	8,627.2	8,637.4	—	8,637.4	—
Senior Notes	3,331.2	3,378.7	—	3,378.7	—
Long-Term Debt	2,073.3	2,149.3	—	2,149.3	—
Unfunded Commitments	323.6	323.6	—	323.6	—
Other Liabilities	35.7	35.7	—	—	35.7

	DECEMBER 31, 2025
			ESTIMATED FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL ESTIMATED FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
FINANCIAL ASSETS
Cash and Due from Banks	$5,873.1	$5,873.1	$5,873.1	$—	$—
Federal Reserve and Other Central Bank Deposits	53,524.9	53,524.9	—	53,524.9	—
Interest-Bearing Deposits with Banks	1,729.4	1,729.4	—	1,729.4	—
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,654.1	2,654.1	—	2,654.1	—
Debt Securities - Held to Maturity	23,429.6	22,381.2	—	22,381.2	—
Loans
Held for Investment	41,777.1	41,661.2	—	—	41,661.2
Held for Sale	6.8	6.8	—	6.8	—
Other Assets	1,668.6	1,664.8	86.3	1,578.5	—
FINANCIAL LIABILITIES
Deposits	142,797.7	142,348.6	—	142,348.6	—
Federal Funds Purchased	2,141.1	2,141.1	—	2,141.1	—
Securities Sold Under Agreements to Repurchase	292.2	292.2	—	292.2	—
Other Borrowings	7,158.3	7,185.5	—	7,185.5	—
Senior Notes	3,351.5	3,405.5	—	3,405.5	—
Long-Term Debt	3,484.4	3,596.8	—	3,596.8	—
Unfunded Commitments	373.0	373.0	—	373.0	—
Other Liabilities	37.9	37.9	—	—	37.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 4 – Securities
The following tables provide the amortized cost, fair values, and remaining maturities of AFS debt securities and HTM debt securities by security type as of June 30, 2026 and December 31, 2025.
TABLE 37: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF DEBT SECURITIES

	JUNE 30, 2026
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Governments	$7,872.2	$13.1	$2.0	$7,883.3
Government Sponsored Agency	19,381.1	26.6	104.9	19,302.8
Non-U.S. Government	409.0	0.6	1.1	408.5
Corporate Debt	271.2	0.7	0.5	271.4
Covered Bonds	277.4	0.2	1.9	275.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,674.2	8.3	12.1	4,670.4
CLOs	3,451.7	2.3	0.3	3,453.7
Other Asset-Backed	1,349.8	1.5	5.6	1,345.7
Commercial Mortgage-Backed	511.7	0.4	0.5	511.6
Total Available for Sale Debt Securities	$38,198.3	$53.7	$128.9	$38,123.1
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,384.8	$1.0	$38.3	$2,347.5
Government Sponsored Agency	8,112.8	1.9	804.9	7,309.8
Non-U.S. Government	4,561.2	1.4	22.0	4,540.6
Corporate Debt	280.3	—	4.2	276.1
Covered Bonds	2,114.9	0.1	40.3	2,074.7
Certificate of Deposit	751.8	0.1	0.1	751.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,595.4	0.6	56.4	4,539.6
Other Asset-Backed	47.1	—	—	47.1
Commercial Mortgage-Backed	37.6	—	1.8	35.8
Other	606.2	—	175.7	430.5
Total Held to Maturity Debt Securities	$23,492.1	$5.1	$1,143.7	$22,353.5
Total Debt Securities	$61,690.4	$58.8	$1,272.6	$60,476.6

Notes to Consolidated Financial Statements (unaudited) (continued)

	DECEMBER 31, 2025
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Available for Sale Debt Securities
U.S. Governments	$8,148.0	$29.5	$5.1	$8,172.4
Obligations of States and Political Subdivisions	322.4	—	9.3	313.1
Government Sponsored Agency	16,616.7	44.1	93.3	16,567.5
Non-U.S. Government	534.1	—	6.9	527.2
Corporate Debt	65.1	—	0.7	64.4
Covered Bonds	275.3	0.4	2.2	273.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	5,002.9	11.0	29.6	4,984.3
CLOs	2,151.3	3.7	0.1	2,154.9
Other Asset-Backed	569.2	4.0	3.0	570.2
Commercial Mortgage-Backed	417.4	0.1	8.5	409.0
Total Available for Sale Debt Securities	$34,102.4	$92.8	$158.7	$34,036.5
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$2,457.8	$4.6	$13.0	$2,449.4
Government Sponsored Agency	8,424.5	8.3	736.7	7,696.1
Non-U.S. Government	4,741.0	0.1	27.2	4,713.9
Corporate Debt	389.0	—	5.0	384.0
Covered Bonds	1,754.5	0.1	41.4	1,713.2
Certificate of Deposit	444.5	—	4.0	440.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	4,511.5	4.3	59.4	4,456.4
Commercial Mortgage-Backed	37.6	—	1.3	36.3
Other	669.2	—	177.8	491.4
Total Held to Maturity Debt Securities	$23,429.6	$17.4	$1,065.8	$22,381.2
Total Debt Securities	$57,532.0	$110.2	$1,224.5	$56,417.7

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 38: REMAINING MATURITY OF DEBT SECURITIES

JUNE 30, 2026	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		TOTAL
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Available for Sale Debt Securities
U.S. Governments	$1,696.8	$1,698.3	$6,175.4	$6,185.0	$—	$—	$—	$—	$7,872.2	$7,883.3
Non-U.S. Government	241.8	241.1	167.2	167.4	—	—	—	—	409.0	408.5
Corporate Debt	—	—	271.2	271.4	—	—	—	—	271.2	271.4
Covered Bonds	239.6	238.9	37.8	36.8	—	—	—	—	277.4	275.7
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,162.3	1,159.5	3,511.9	3,510.9	—	—	—	—	4,674.2	4,670.4
Government Sponsored Agency									19,381.1	19,302.8
Commercial Mortgage-Backed									511.7	511.6
CLOs									3,451.7	3,453.7
Other Asset-Backed									1,349.8	1,345.7
Total Available for Sale Debt Securities	$3,340.5	$3,337.8	$10,163.5	$10,171.5	$—	$—	$—	$—	$38,198.3	$38,123.1
Held to Maturity Debt Securities
Obligations of States and Political Subdivisions	$303.5	$302.8	$1,332.9	$1,318.0	$726.6	$705.8	$21.8	$20.9	$2,384.8	$2,347.5
Non-U.S. Government	3,413.5	3,406.3	1,147.7	1,134.3	—	—	—	—	4,561.2	4,540.6
Corporate Debt	109.7	108.5	170.6	167.6	—	—	—	—	280.3	276.1
Covered Bonds	682.5	677.6	1,432.4	1,397.1	—	—	—	—	2,114.9	2,074.7
Certificate of Deposit	751.8	751.8	—	—	—	—	—	—	751.8	751.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,508.7	1,493.4	2,997.3	2,956.6	89.4	89.6	—	—	4,595.4	4,539.6
Other	76.3	75.0	299.5	270.4	42.8	32.7	187.6	52.4	606.2	430.5
Government Sponsored Agency									8,112.8	7,309.8
Commercial Mortgage-Backed									37.6	35.8
Other Asset-Backed									47.1	47.1
Total Held to Maturity Debt Securities	$6,846.0	$6,815.4	$7,380.4	$7,244.0	$858.8	$828.1	$209.4	$73.3	$23,492.1	$22,353.5
Total Debt Securities	$10,186.5	$10,153.2	$17,543.9	$17,415.5	$858.8	$828.1	$209.4	$73.3	$61,690.4	$60,476.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)
There was no provision for credit losses for AFS securities for the three and six months ended June 30, 2026 and a $0.9 million and $0.7 million provision for credit losses for AFS securities for the three and six months ended June 30, 2025, respectively. There was no allowance for credit losses for AFS securities as of both June 30, 2026 and December 31, 2025. The process for identifying credit losses for AFS securities is based on the best estimate of cash flows to be collected from the security, discounted using the security’s effective interest rate. If the present value of the expected cash flows is found to be less than the current amortized cost of the security, an allowance for credit losses is generally recorded equal to the difference between the two amounts, limited to the amount the amortized cost basis exceeds the fair value of the security. For additional information, please refer to Note 6, “Allowance for Credit Losses.”
The following table provides information regarding AFS debt securities with no credit losses reported that had been in a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2026 and December 31, 2025.
TABLE 39: AVAILABLE FOR SALE DEBT SECURITIES IN UNREALIZED LOSS POSITION WITH NO CREDIT LOSSES REPORTED

JUNE 30, 2026	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Governments	$730.2	$2.0	$—	$—	$730.2	$2.0
Government Sponsored Agency	7,936.0	41.6	5,781.6	63.3	13,717.6	104.9
Non-U.S. Government	240.2	0.5	68.2	0.6	308.4	1.1
Corporate Debt	39.1	0.5	—	—	39.1	0.5
Covered Bonds	36.8	1.1	64.2	0.8	101.0	1.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	2,087.1	9.9	249.8	2.2	2,336.9	12.1
CLOs	371.3	0.3	—	—	371.3	0.3
Other Asset-Backed	906.8	5.2	47.0	0.4	953.8	5.6
Commercial Mortgage-Backed	100.6	0.2	122.7	0.3	223.3	0.5
Total	$12,448.1	$61.3	$6,333.5	$67.6	$18,781.6	$128.9
Note: There were no AFS securities with an allowance for credit losses reported as of June 30, 2026. Refer to the discussion below and Note 6, “Allowance for Credit Losses” for further information.

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
As of June 30, 2026, 887 AFS debt securities with a combined fair value of $18.8 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $128.9 million. As of December 31, 2025, 718 AFS debt securities with a combined fair value of $11.7 billion were in an unrealized loss position without an allowance for credit losses, with their unrealized losses totaling $158.7 million. Unrealized losses on AFS debt securities without an allowance for credit losses are primarily attributable to changes in market interest rates and credit spreads since their purchase.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the amortized cost of HTM debt securities by credit ratings using ratings from Moody’s, S&P Global or Fitch Ratings. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
TABLE 40: AMORTIZED COST OF HELD TO MATURITY DEBT SECURITIES BY CREDIT RATING

	JUNE 30, 2026
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$993.0	$1,377.1	$14.7	$—	$—	$2,384.8
Government Sponsored Agency	41.6	8,071.2	—	—	—	8,112.8
Non-U.S. Government	1,275.7	1,457.5	1,813.1	14.9	—	4,561.2
Corporate Debt	154.6	16.0	109.7	—	—	280.3
Covered Bonds	2,114.9	—	—	—	—	2,114.9
Certificate of Deposit	—	—	—	—	751.8	751.8
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,316.3	901.7	376.2	1.2	—	4,595.4
Other Asset-Backed	47.1	—	—	—	—	47.1
Commercial Mortgage-Backed	—	—	37.6	—	—	37.6
Other	—	—	—	—	606.2	606.2
Total Held to Maturity	$7,943.2	$11,823.5	$2,351.3	$16.1	$1,358.0	$23,492.1
Percent of Total Held to Maturity	34%	50%	10%	—%	6%	100%

	DECEMBER 31, 2025
($ In Millions)	AAA	AA	A	BBB	NOT RATED	TOTAL
Obligations of States and Political Subdivisions	$986.0	$1,471.8	$—	$—	$—	$2,457.8
Government Sponsored Agency	—	8,424.5	—	—	—	8,424.5
Non-U.S. Government	649.7	1,231.7	2,844.7	14.9	—	4,741.0
Corporate Debt	159.2	150.2	79.6	—	—	389.0
Covered Bonds	1,754.5	—	—	—	—	1,754.5
Certificate of Deposit	—	—	—	—	444.5	444.5
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	3,412.9	776.2	321.2	1.2	—	4,511.5
Commercial Mortgage-Backed	—	37.6	—	—	—	37.6
Other	53.0	—	—	—	616.2	669.2
Total Held to Maturity	$7,015.3	$12,092.0	$3,245.5	$16.1	$1,060.7	$23,429.6
Percent of Total Held to Maturity	30%	52%	14%	—%	4%	100%
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. Northern Trust maintains a high quality debt securities portfolio, with 94% and 96% of the HTM portfolio at June 30, 2026 and December 31, 2025, respectively, comprised of securities rated A or higher.
Investment Security Gains and Losses. Proceeds of $1.1 billion from the sale of AFS debt securities resulted in an investment security loss of $73.9 million for the three and six months ended June 30, 2026. There were no sales of debt securities and no net investment security gains (losses) for the three and six months ended June 30, 2025.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 41: INVESTMENT SECURITY GAINS AND LOSSES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Gross Realized Debt Securities Gains	$—	$—	$—	$—
Gross Realized Debt Securities Losses	(73.9)	—	(73.9)	—
Investment Security Gains (Losses), net	$(73.9)	$—	$(73.9)	$—
TABLE 42: INVESTMENT SECURITY GAINS AND LOSSES BY SECURITY TYPE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
U.S. Governments	$(4.5)	$—	$(4.5)	$—
Obligations of States and Political Subdivisions	(7.9)	—	(7.9)	—
Government Sponsored Agency	(26.0)	—	(26.0)	—
Non-U.S. Government	(4.1)	—	(4.1)	—
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	(21.3)	—	(21.3)	—
Other Asset-Backed	(0.7)	—	(0.7)	—
Commercial Mortgage-Backed	(9.4)	—	(9.4)	—
Total	$(73.9)	$—	$(73.9)	$—

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 5 – Loans
Amounts outstanding for Loans, by segment and class, are shown in the following table.
TABLE 43: LOANS

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Commercial(1)
Commercial and Institutional	$6,776.0	$6,595.3
Commercial Real Estate	5,316.2	5,272.2
Subscription Finance	4,187.8	3,603.4
Fund Finance	1,544.5	1,357.7
Other	3,538.8	3,602.4
Total Commercial	21,363.3	20,431.0
Personal(2)
Private Client	15,891.9	15,169.3
Residential Real Estate	6,050.5	6,121.0
Other	516.3	227.0
Total Personal	22,458.7	21,517.3
Total Loans	$43,822.0	$41,948.3
(1) Commercial loans include $2.8 billion and $2.2 billion of Non-U.S. exposure as of June 30, 2026, and December 31, 2025, respectively.
(2) Personal loans include $822.1 million and $657.4 million of Non-U.S. exposure as of June 30, 2026, and December 31, 2025, respectively.

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
Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance due at maturity. Payments are interest-only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2026 and December 31, 2025, equity credit lines totaled $249.4 million and $294.0 million, respectively, and equity credit lines for which first liens were held by Northern Trust represented 98% and 96% of the total equity credit lines, respectively.
Short term advances, primarily related to the processing of custodied client investments, totaled $5.2 billion and $4.5 billion at June 30, 2026 and December 31, 2025, respectively. Demand deposit overdrafts reclassified as loan balances, primarily in the other personal class, totaled $7.5 million and $12.0 million as of June 30, 2026 and December 31, 2025, respectively.
Loans classified as held for sale are recorded at the lower of cost or fair value. There were no loans classified as held for sale as of June 30, 2026, compared with $6.8 million of loans classified as held for sale as of December 31, 2025. No loans were sold during the three months ended June 30, 2026, and $22.9 million of loans were sold during the six months ended June 30, 2026. There were no loans sold for the three and six months ended June 30, 2025.

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
Loan segment and class balances as of June 30, 2026 and December 31, 2025 are provided in the following table, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list, including accrual and nonaccrual status) categories by year of origination at amortized cost basis. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 44: CREDIT QUALITY INDICATOR AT AMORTIZED COST BASIS BY ORIGINATION YEAR

June 30, 2026	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2026	2025	2024	2023	2022	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$105.6	$381.0	$379.6	$68.3	$43.2	$165.2	$1,156.7	$57.2	$2,356.8
4 to 5 Category	323.8	542.5	590.8	310.3	246.1	206.7	1,925.1	27.9	4,173.2
6 to 9 Category	—	40.2	34.1	44.3	29.3	3.3	80.0	14.8	246.0
Total Commercial and Institutional	429.4	963.7	1,004.5	422.9	318.6	375.2	3,161.8	99.9	6,776.0
C&I Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Commercial Real Estate
Risk Rating:
1 to 3 Category	80.8	198.5	83.0	52.5	36.5	138.3	14.3	—	603.9
4 to 5 Category	459.8	930.5	605.9	1,083.9	763.7	491.4	193.3	22.8	4,551.3
6 to 9 Category	—	71.9	31.7	15.1	38.2	4.1	—	—	161.0
Total Commercial Real Estate	540.6	1,200.9	720.6	1,151.5	838.4	633.8	207.6	22.8	5,316.2
Subscription Finance
Risk Rating:
1 to 3 Category	518.4	—	90.5	12.8	—	71.7	3,071.2	—	3,764.6
4 to 5 Category	11.2	1.8	—	26.3	—	—	381.8	—	421.1
6 to 9 Category	—	—	—	—	—	—	2.1	—	2.1
Total Subscription Finance	529.6	1.8	90.5	39.1	—	71.7	3,455.1	—	4,187.8
Fund Finance
Risk Rating:
1 to 3 Category	553.9	—	—	0.4	—	32.1	341.3	—	927.7
4 to 5 Category	379.2	8.5	—	—	—	—	229.1	—	616.8
Total Fund Finance	933.1	8.5	—	0.4	—	32.1	570.4	—	1,544.5
Other
Risk Rating:
1 to 3 Category	1,846.2	—	—	—	—	—	—	—	1,846.2
4 to 5 Category	1,543.1	—	—	—	—	146.3	—	—	1,689.4
6 to 9 Category	3.2	—	—	—	—	—	—	—	3.2
Total Other	3,392.5	—	—	—	—	146.3	—	—	3,538.8
Total Commercial	5,825.2	2,174.9	1,815.6	1,613.9	1,157.0	1,259.1	7,394.9	122.7	21,363.3
Commercial Gross Charge-offs	—	—	—	—	—	(0.4)	—	—	(0.4)
Personal
Private Client
Risk Rating:
1 to 3 Category	160.0	101.6	145.1	86.4	57.8	40.0	5,339.9	83.0	6,013.8
4 to 5 Category	212.7	521.8	462.3	129.8	267.5	194.4	7,537.0	459.7	9,785.2
6 to 9 Category	—	17.1	42.5	14.9	—	—	18.4	—	92.9
Total Private Client	372.7	640.5	649.9	231.1	325.3	234.4	12,895.3	542.7	15,891.9
Private Client Gross Charge-offs	—	—	—	(0.2)	—	—	—	—	(0.2)
Residential Real Estate
Risk Rating:
1 to 3 Category	178.2	356.6	194.7	172.8	527.7	1,719.1	221.7	—	3,370.8
4 to 5 Category	157.6	246.7	171.4	149.5	326.8	1,314.5	226.8	1.8	2,595.1
6 to 9 Category	—	1.0	—	—	8.7	62.7	12.2	—	84.6
Total Residential Real Estate	335.8	604.3	366.1	322.3	863.2	3,096.3	460.7	1.8	6,050.5
Other
Risk Rating:
1 to 3 Category	298.9	—	—	—	—	—	—	—	298.9
4 to 5 Category	217.4	—	—	—	—	—	—	—	217.4
Total Other	516.3	—	—	—	—	—	—	—	516.3
Total Personal	1,224.8	1,244.8	1,016.0	553.4	1,188.5	3,330.7	13,356.0	544.5	22,458.7
Personal Gross Charge-offs	—	—	—	(0.2)	—	—	—	—	(0.2)
Total Loans	$7,050.0	$3,419.7	$2,831.6	$2,167.3	$2,345.5	$4,589.8	$20,750.9	$667.2	$43,822.0
Total Loans Gross Charge-offs	$—	$—	$—	$(0.2)	$—	$(0.4)	$—	$—	$(0.6)

Notes to Consolidated Financial Statements (unaudited) (continued)

December 31, 2025	TERM LOANS						REVOLVING LOANS	REVOLVING LOANS CONVERTED TO TERM LOANS
(In Millions)	2025	2024	2023	2022	2021	PRIOR			TOTAL
Commercial
Commercial and Institutional
Risk Rating:
1 to 3 Category	$276.9	$425.1	$87.8	$205.4	$111.8	$149.5	$1,205.7	$57.6	$2,519.8
4 to 5 Category	561.4	661.5	353.9	263.7	219.0	116.6	1,566.1	35.7	3,777.9
6 to 9 Category	88.8	19.9	50.3	46.2	21.9	2.7	57.5	10.3	297.6
Total Commercial and Institutional	927.1	1,106.5	492.0	515.3	352.7	268.8	2,829.3	103.6	6,595.3
C&I Gross Charge-offs	—	—	—	—	—	(1.4)	—	—	(1.4)
Commercial Real Estate
Risk Rating:
1 to 3 Category	118.5	98.7	80.8	52.6	157.3	20.8	37.9	—	566.6
4 to 5 Category	946.7	654.8	1,325.1	831.4	404.3	198.7	195.1	22.9	4,579.0
6 to 9 Category	71.9	2.0	6.8	45.5	—	0.4	—	—	126.6
Total Commercial Real Estate	1,137.1	755.5	1,412.7	929.5	561.6	219.9	233.0	22.9	5,272.2
CRE Gross Charge-offs	—	—	—	(2.1)	—	—	—	—	(2.1)
Subscription Finance
Risk Rating:
1 to 3 Category	281.3	68.0	15.4	—	—	74.9	2,879.3	—	3,318.9
4 to 5 Category	—	—	16.1	—	—	—	268.4	—	284.5
Total Subscription Finance	281.3	68.0	31.5	—	—	74.9	3,147.7	—	3,603.4
Fund Finance
Risk Rating:
1 to 3 Category	322.6	—	—	14.9	—	37.6	443.7	—	818.8
4 to 5 Category	404.3	—	0.4	—	—	—	134.2	—	538.9
Total Fund Finance	726.9	—	0.4	14.9	—	37.6	577.9	—	1,357.7
Other
Risk Rating:
1 to 3 Category	1,886.3	51.2	—	—	—	—	24.4	—	1,961.9
4 to 5 Category	1,440.3	18.6	—	—	—	173.6	7.0	—	1,639.5
6 to 9 Category	1.0	—	—	—	—	—	—	—	1.0
Total Other	3,327.6	69.8	—	—	—	173.6	31.4	—	3,602.4
Total Commercial	6,400.0	1,999.8	1,936.6	1,459.7	914.3	774.8	6,819.3	126.5	20,431.0
Commercial Gross Charge-offs	—	—	—	(2.1)	—	(1.4)	—	—	(3.5)
Personal
Private Client
Risk Rating:
1 to 3 Category	149.9	130.7	133.0	58.7	47.2	44.6	5,813.0	38.7	6,415.8
4 to 5 Category	429.2	581.0	141.7	313.5	151.0	184.2	6,350.9	547.9	8,699.4
6 to 9 Category	22.6	7.6	15.2	—	—	—	8.7	—	54.1
Total Private Client	601.7	719.3	289.9	372.2	198.2	228.8	12,172.6	586.6	15,169.3
Private Client Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Residential Real Estate (RRE)
Risk Rating:
1 to 3 Category	357.1	138.7	131.8	343.3	334.6	993.2	232.3	—	2,531.0
4 to 5 Category	256.2	264.2	232.1	576.3	658.6	1,313.0	194.3	1.9	3,496.6
6 to 9 Category	1.0	—	0.9	8.1	31.3	31.6	20.5	—	93.4
Total Residential Real Estate	614.3	402.9	364.8	927.7	1,024.5	2,337.8	447.1	1.9	6,121.0
RRE Gross Charge-offs	—	—	—	—	—	(0.1)	—	—	(0.1)
Other
Risk Rating:
1 to 3 Category	86.0	—	—	—	—	—	—	—	86.0
4 to 5 Category	141.0	—	—	—	—	—	—	—	141.0
Total Other	227.0	—	—	—	—	—	—	—	227.0
Other Gross Charge-offs	(0.2)	—	—	—	—	—	—	—	(0.2)
Total Personal	1,443.0	1,122.2	654.7	1,299.9	1,222.7	2,566.6	12,619.7	588.5	21,517.3
Personal Gross Charge-Offs	(0.2)	—	—	—	—	(0.2)	—	—	(0.4)
Total Loans	$7,843.0	$3,122.0	$2,591.3	$2,759.6	$2,137.0	$3,341.4	$19,439.0	$715.0	$41,948.3
Total Loans Gross Charge-Offs	$(0.2)	$—	$—	$(2.1)	$—	$(1.6)	$—	$—	$(3.9)

Notes to Consolidated Financial Statements (unaudited) (continued)
Past Due Status. Past due status is based on the length of time from the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current.
The following table provides balances and delinquency status of accrual and nonaccrual loans by segment and class as of June 30, 2026 and December 31, 2025.
TABLE 45: DELINQUENCY STATUS

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
June 30, 2026
Commercial
Commercial and Institutional	$6,721.3	$6.8	$3.3	$—	$6,731.4	$44.6	$6,776.0	$2.4
Commercial Real Estate	5,204.6	92.7	11.1	5.7	5,314.1	2.1	5,316.2	2.1
Subscription Finance	4,166.7	19.6	1.5	—	4,187.8	—	4,187.8	—
Fund Finance	1,544.3	—	0.2	—	1,544.5	—	1,544.5	—
Other	3,538.3	—	—	—	3,538.3	0.5	3,538.8	—
Total Commercial	21,175.2	119.1	16.1	5.7	21,316.1	47.2	21,363.3	4.5
Personal
Private Client	15,693.1	84.0	91.8	17.6	15,886.5	5.4	15,891.9	—
Residential Real Estate	6,024.4	1.1	1.6	4.7	6,031.8	18.7	6,050.5	17.7
Other	516.3	—	—	—	516.3	—	516.3	—
Total Personal	22,233.8	85.1	93.4	22.3	22,434.6	24.1	22,458.7	17.7
Total Loans	$43,409.0	$204.2	$109.5	$28.0	$43,750.7	$71.3	$43,822.0	$22.2

	ACCRUAL							NONACCRUAL WITH NO ALLOWANCE
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL ACCRUAL	NONACCRUAL	TOTAL LOANS
December 31, 2025
Commercial
Commercial and Institutional	$6,509.6	$39.2	$0.8	$6.0	$6,555.6	$39.7	$6,595.3	$21.3
Commercial Real Estate	5,222.1	37.3	3.6	9.2	5,272.2	—	5,272.2	—
Subscription Finance	3,562.4	41.0	—	—	3,603.4	—	3,603.4	—
Fund Finance	1,354.4	—	—	3.3	1,357.7	—	1,357.7	—
Other	3,601.8	—	—	—	3,601.8	0.6	3,602.4	—
Total Commercial	20,250.3	117.5	4.4	18.5	20,390.7	40.3	20,431.0	21.3
Personal
Private Client	15,022.2	128.8	8.5	3.1	15,162.6	6.7	15,169.3	—
Residential Real Estate	6,050.7	11.7	25.5	3.4	6,091.3	29.7	6,121.0	26.9
Other	227.0	—	—	—	227.0	—	227.0	—
Total Personal	21,299.9	140.5	34.0	6.5	21,480.9	36.4	21,517.3	26.9
Total Loans	$41,550.2	$258.0	$38.4	$25.0	$41,871.6	$76.7	$41,948.3	$48.2
Interest income that would have been recorded for nonaccrual loans in accordance with their original terms was $1.1 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $1.9 million for the three and six months ended June 30, 2025, respectively.
Northern Trust may obtain physical possession of real estate via foreclosure or an in-substance repossession. As of June 30, 2026 and December 31, 2025, Northern Trust did not hold any foreclosed real estate properties as a result of obtaining physical possession. As of June 30, 2026 and December 31, 2025, Northern Trust had loans with a carrying value of $3.1 million and $7.9 million, respectively, for which formal foreclosure proceedings were in process.

Notes to Consolidated Financial Statements (unaudited) (continued)
Loan Modifications to Borrowers Experiencing Financial Difficulty
Northern Trust may provide payment relief by modifying the terms of the original loans for borrowers experiencing financial difficulties. Loan modifications to borrowers experiencing financial difficulty involve primarily extension of term, deferrals of principal and interest, interest rate concessions, and other modifications or a combination thereof, and totaled $12.0 million and $19.7 million for the three and six months ended June 30, 2026 respectively, and $18.9 million and $32.7 million for the three and six months ended June 30, 2025, respectively. Northern Trust considers payment deferrals of less than 90 days as insignificant, absent any material modifications to other loan terms.
The effectiveness of Northern Trust’s modification efforts is measured by the loans’ respective past-due status under the modified terms as of the end of the period. As of June 30, 2026, among loans modified within the previous 12 months, $0.6 million were 30-89 days past due and $0.6 million were 90 days or more past due. As of June 30, 2025, loans that were modified in the previous 12 months and 30-89 days past due totaled $4.4 million. There were no loan modifications 90 days past due or more. All modifications to borrowers experiencing financial difficulty continue to be reported as non-accrual loans until the requirements for returning to performing status are met. There were no charge-offs related to modifications to borrowers experiencing financial difficulty that had been modified in the last 12 month for the three and six months ended June 30, 2026, and there were $0.1 million in charge-offs for the three and six months ended June 30, 2025.
There were no undrawn loan commitments and $0.1 million in standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of June 30, 2026. There were no undrawn loan commitments or standby letters of credit issued to financially distressed borrowers for which Northern Trust has modified the payment terms of the loans as of December 31, 2025.
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
Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. In determining an appropriate allowance level, management evaluates numerous variables and takes into consideration past events, current conditions, and reasonable and supportable forecasts. Northern Trust employs multiple scenarios over a reasonable and supportable period (currently two years) to project future conditions. Key variables determined to be relevant for projecting credit losses on the portfolios in scope include macroeconomic factors, such as GDP growth, unemployment, non-farm employment, corporate profits, consumer spending, personal income, commercial real estate prices, housing price index, credit spreads, and market volatility. For periods beyond the reasonable and supportable period, Northern Trust reverts to its own historical loss experiences on a straight-line basis over four quarters. While the primary forecast reflects expectations of steady growth, stable interest rates, and modest labor market improvement, management recognizes that current global conditions continue to be subject to elevated uncertainty. Recognizing the uncertainty in the primary forecast, an alternative scenario is also considered, which reflects a recession that incorporates the experiences of a wider set of historical economic cycles.
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
As of June 30, 2026, qualitative adjustments continued to reflect the potential for higher‑than‑anticipated losses on large individual exposures and the possible impact of climate‑related risks on CRE property values. Overall, the qualitative component of the allowance remained stable as of June 30, 2026, compared to December 31, 2025.
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
The following table provides information regarding changes in the total Allowance for Credit Losses during the three and six months ended June 30, 2026 and 2025.
TABLE 46: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	THREE MONTHS ENDED JUNE 30, 2026
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$161.1	$25.5	$7.7	$0.9	$195.2
Charge-Offs	(0.2)	—	—	—	(0.2)
Recoveries	0.6	—	—	—	0.6
Net Recoveries (Charge-Offs)	0.4	—	—	—	0.4
Provision for Credit Losses(1)	(0.6)	(3.6)	(1.1)	—	(5.3)
Balance at End of Period	$160.9	$21.9	$6.6	$0.9	$190.3
(1) There was no provision for credit losses for the three months ended June 30, 2026 for AFS debt securities. See further detail in Note 4—Securities.

	SIX MONTHS ENDED JUNE 30, 2026
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	DEBT SECURITIES HELD TO MATURITY	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$164.3	$23.3	$9.3	$1.4	$198.3
Charge-Offs	(0.6)	—	—	—	(0.6)
Recoveries	0.9	—	—	—	0.9
Net Recoveries (Charge-Offs)	0.3	—	—	—	0.3
Provision for Credit Losses(1)	(3.7)	(1.4)	(2.7)	(0.5)	(8.3)
Balance at End of Period	$160.9	$21.9	$6.6	$0.9	$190.3
(1) There was no provision for credit losses for the six months ended June 30, 2026 for AFS debt securities. See further detail in Note 4—Securities.

	THREE MONTHS ENDED JUNE 30, 2025
(In Millions)	LOANS	UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT	HELD TO MATURITY DEBT SECURITIES	OTHER FINANCIAL ASSETS	TOTAL
Balance at Beginning of Period	$167.1	$32.8	$6.7	$0.7	$207.3
Charge-Offs	(0.1)	—	—	—	(0.1)
Recoveries	0.4	—	—	—	0.4
Net Recoveries (Charge-Offs)	0.3	—	—	—	0.3
Provision for Credit Losses(1)	13.1	1.9	0.2	0.4	15.6
Balance at End of Period	$180.5	$34.7	$6.9	$1.1	$223.2
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

Notes to Consolidated Financial Statements (unaudited) (continued)
For the three and six months ended June 30, 2026, there was a negative Provision for Credit Losses of $5.3 million and $8.3 million, respectively, as compared to a provision of $15.6 million and $16.8 million for the three and six months ended June 30, 2025, respectively, excluding the provision for AFS debt securities. The negative provision in the current quarter primarily reflected a decrease in the collective reserve, partially offset by an increase in individual reserves. The decrease in the collective reserve was primarily driven by a strengthening macroeconomic outlook and improved credit quality for the CRE and C&I portfolios. The increase in the individual reserve was driven by a small number of non-performing loans. The negative provision in the current-year period was primarily in the C&I portfolio, driven by a strengthening macroeconomic outlook and improved credit quality; partially offset by an increase in specific reserves related to a small number of non-performing loans.
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
Allowance for the Loan Portfolio. The following table provides information regarding changes in the Allowance for Credit Losses related to loans, including undrawn loan commitments and standby letters of credit, by segment during the three and six months ended June 30, 2026 and 2025.
TABLE 47: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO LOANS

	THREE MONTHS ENDED JUNE 30, 2026
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$131.5	$29.6	$161.1	$21.5	$4.0	$25.5
Charge-Offs	—	(0.2)	(0.2)	—	—	—
Recoveries	—	0.6	0.6	—	—	—
Net Recoveries (Charge-Offs)	—	0.4	0.4	—	—	—
Provision for Credit Losses	(0.8)	0.2	(0.6)	(3.6)	—	(3.6)
Balance at End of Period	$130.7	$30.2	$160.9	$17.9	$4.0	$21.9

	SIX MONTHS ENDED JUNE 30, 2026
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$132.5	$31.8	$164.3	$21.7	$1.6	$23.3
Charge-Offs	(0.4)	(0.2)	(0.6)	—	—	—
Recoveries	—	0.9	0.9	—	—	—
Net Recoveries (Charge-Offs)	(0.4)	0.7	0.3	—	—	—
Provision for Credit Losses	(1.4)	(2.3)	(3.7)	(3.8)	2.4	(1.4)
Balance at End of Period	$130.7	$30.2	$160.9	$17.9	$4.0	$21.9

Notes to Consolidated Financial Statements (unaudited) (continued)

	THREE MONTHS ENDED JUNE 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$133.6	$33.5	$167.1	$30.7	$2.1	$32.8
Charge-Offs	—	(0.1)	(0.1)	—	—	—
Recoveries	—	0.4	0.4	—	—	—
Net Recoveries (Charge-Offs)	—	0.3	0.3	—	—	—
Provision for Credit Losses	12.2	0.9	13.1	1.8	0.1	1.9
Balance at End of Period	$145.8	$34.7	$180.5	$32.5	$2.2	$34.7

	SIX MONTHS ENDED JUNE 30, 2025
	LOANS			UNDRAWN LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Period	$138.5	$29.5	$168.0	$28.3	$2.1	$30.4
Charge-Offs	(0.3)	(0.1)	(0.4)	—	—	—
Recoveries	0.1	0.8	0.9	—	—	—
Net Recoveries (Charge-Offs)	(0.2)	0.7	0.5	—	—	—
Provision for Credit Losses	7.5	4.5	12.0	4.2	0.1	4.3
Balance at End of Period	$145.8	$34.7	$180.5	$32.5	$2.2	$34.7
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the recorded investments in loans and the Allowance for Credit Losses for loans and undrawn loan commitments and standby letters of credit by segment as of June 30, 2026 and December 31, 2025.
TABLE 48: RECORDED INVESTMENTS IN LOANS

	JUNE 30, 2026			DECEMBER 31, 2025
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Loans
Evaluated on an Individual Basis	$56.5	$39.5	$96.0	$55.0	$45.9	$100.9
Evaluated on a Collective Basis	21,306.8	22,419.2	43,726.0	20,376.0	21,471.4	41,847.4
Total Loans	21,363.3	22,458.7	43,822.0	20,431.0	21,517.3	41,948.3
Allowance for Credit Losses on Loans
Evaluated on an Individual Basis	14.2	5.0	19.2	5.9	4.3	10.2
Evaluated on a Collective Basis	116.5	25.2	141.7	126.6	27.5	154.1
Allowance Assigned to Loans	130.7	30.2	160.9	132.5	31.8	164.3
Allowance Assigned to Undrawn Loan Commitments and Standby Letters of Credit - Evaluated on a Collective Basis	17.9	4.0	21.9	21.7	1.6	23.3
Total Allowance Assigned to Loans and Undrawn Loan Commitments and Standby Letters of Credit	$148.6	$34.2	$182.8	$154.2	$33.4	$187.6
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
Allowance for Held to Maturity Debt Securities Portfolio. The following table provides information regarding changes in the allowance for credit losses for HTM debt securities during the three and six months ended June 30, 2026 and 2025.
TABLE 49: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES RELATED TO HELD TO MATURITY DEBT SECURITIES

	THREE MONTHS ENDED JUNE 30, 2026
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.2	$2.8	$2.7	$0.7	$—	$1.3	$7.7
Provision for Credit Losses	(0.1)	(0.4)	(0.5)	(0.2)	—	0.1	(1.1)
Balance at End of Period	$0.1	$2.4	$2.2	$0.5	$—	$1.4	$6.6
(1) The allowance for Obligations of States and Political Subdivisions is related to (non pre-refunded) municipal securities that do not fall under Northern Trust’s zero-loss assumption.

	SIX MONTHS ENDED JUNE 30, 2026
(In Millions)	CORPORATE DEBT	NON-U.S. GOVERNMENT	SUB-SOVEREIGN, SUPRANATIONAL, AND NON-U.S. AGENCY BONDS	OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS(1)	COVERED BONDS	OTHER	TOTAL
Balance at Beginning of Period	$0.3	$2.8	$2.8	$1.1	$0.1	$2.2	$9.3
Provision for Credit Losses	(0.2)	(0.4)	(0.6)	(0.6)	(0.1)	(0.8)	(2.7)
Balance at End of Period	$0.1	$2.4	$2.2	$0.5	$—	$1.4	$6.6
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
Allowance for Other Financial Assets. The allowance for Other Financial Assets consists of the allowance for Due from Banks, Other Central Bank Deposits, Interest Bearing Deposits with Banks, and Other Assets. The Other Assets category includes other miscellaneous credit exposures reported in Other Assets on the consolidated balance sheets. The allowance estimation methodology for Other Financial Assets primarily utilizes a similar approach as the one used for the HTM debt securities portfolio. It consists of a combination of externally and internally developed loss data, adjusted for the appropriate contractual term. Northern Trust’s portfolio of Other Financial Assets is composed mostly of institutions within the “1 to 3” internal borrower rating category and is expected to exhibit minimal to modest likelihood of loss. The Allowance for Credit Losses related to Other Financial Assets was $0.9 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
The following table provides the amount of accrued interest excluded from the amortized cost basis of the following portfolios.
TABLE 50: ACCRUED INTEREST

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Loans	$191.1	$184.6
Debt Securities
Held to Maturity	95.6	76.9
Available for Sale	206.4	175.0
Other Financial Assets	49.4	62.2
Total	$542.5	$498.7
The amount of accrued interest reversed through interest income for loans was immaterial for the three and six months ended June 30, 2026 and 2025, and there was no accrued interest reversed through interest income related to debt securities or other financial assets for the three and six months ended June 30, 2026 and 2025.

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
The following table presents the carrying value of Northern Trust's pledged assets by type.
TABLE 51: TYPE OF PLEDGED ASSETS

(In Billions)	JUNE 30, 2026	DECEMBER 31, 2025
Debt Securities(1)	$39.6	$33.0
Loans(2)	9.1	9.4
Total Pledged Assets	$48.7	$42.4
(1) Debt securities are comprised of HTM and AFS securities.
(2) Loans pledged at the FHLB of Chicago and the Federal Reserve Bank of Chicago.
As of June 30, 2026 and December 31, 2025, $1.8 billion and $1.0 billion, respectively, of collateral pledged related to loans and/or securities, is eligible to be repledged or sold by the secured party.
Accepted Collateral. Northern Trust accepts financial assets as collateral that it may, in some instances, be permitted to repledge or sell. The collateral is generally obtained under certain reverse repurchase agreements and derivative contracts.
The following table presents the fair value of securities accepted as collateral.
TABLE 52: ACCEPTED COLLATERAL

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Collateral that may be repledged or sold
Reverse repurchase agreements(1)(2)	$92,474.8	$90,475.4
Derivative contracts	89.7	2.7
Total Collateral Accepted	$92,564.5	$90,478.1
(1) The fair value of securities collateral that was repledged or sold totaled $92.0 billion and $89.7 billion at June 30, 2026 and December 31, 2025, respectively.
(2) This includes collateral accepted as related to the FICC sponsored member program. Refer to Note 20—Commitments and Contingent Liabilities for further information.
As of both June 30, 2026 and December 31, 2025, there were no securities accepted as collateral that could not be repledged or sold.
Restricted Assets. Certain cash may be restricted in terms of usage or withdrawal. As a result of the continuing military conflict involving Ukraine and the Russian Federation and related sanctions and legal restrictions in place, cash balances denominated in Russian rubles received for the benefit of certain clients in our Asset Servicing business are subject to distribution restrictions. As of June 30, 2026 and December 31, 2025, these balances totaled $1.9 billion and $1.8 billion, respectively, and are reported in Cash and Due from Banks on the consolidated balance sheets.
At June 30, 2026 and December 31, 2025, Northern Trust held cash of $526.7 million and $531.2 million, respectively, to meet non-U.S. reserve requirements. In March 2020, the Federal Reserve’s U.S. reserve requirement was set to zero percent. As a result, there have been no average deposits required to meet Federal Reserve Bank reserve requirements since that time.
Note 8 – Goodwill and Other Intangibles
Goodwill. Changes by reporting segment in the carrying amount of Goodwill for the six months ended June 30, 2026, including the effect of foreign exchange rates on non-U.S. dollar denominated balances, were as follows.
TABLE 53: GOODWILL

(In Millions)	ASSET SERVICING	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2025	$632.5	$80.4	$712.9
Foreign Exchange Rates	(3.3)	—	(3.3)
Balance at June 30, 2026	$629.2	$80.4	$709.6
Other Intangible Assets. The net carrying amount of other intangible assets was $58.0 million and $59.6 million as of June 30, 2026 and December 31, 2025, respectively. Other intangible assets consist primarily of the value of acquired client relationships and are included in Other Assets on the consolidated balance sheets.
Capitalized Software. The gross carrying amount and accumulated amortization of capitalized software as of June 30, 2026 and December 31, 2025 were as follows.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 54: CAPITALIZED SOFTWARE

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Gross Carrying Amount	$5,084.3	$4,926.2
Less: Accumulated Amortization	2,873.4	2,574.2
Net Book Value	$2,210.9	$2,352.0
Capitalized software, which is included in Other Assets on the consolidated balance sheets, consists primarily of cost related to purchased software and internal-use software development projects that result in new or enhanced functionality, including compensation and other allowable internal costs. Fees paid for the use of software services that do not convey a software license are expensed as incurred. Amortization expense, which is included in Equipment and Software on the consolidated statements of income, totaled $173.5 million and $346.4 million for the three and six months ended June 30, 2026, respectively, and $168.0 million and $330.9 million for the three and six months ended June 30, 2025, respectively.
Northern Trust recorded a $61.5 million expense for the disposal of capitalized software, primarily related to the development of internal-use software that was no longer planned to be placed in service, which is included in Equipment and Software on the consolidated statements of income for the three and six months ended June 30, 2026.
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
In addition to income and expenses associated with non-recurring activities, Other includes expenses for the Enterprise Chief Operating Office, Asset Management, corporate and other support functions not directly incurred by, but ultimately allocated back to Asset Servicing and Wealth Management. Other also includes the FTE adjustments of $7.6 million and $15.2 million for the three and six months ended June 30, 2026, respectively, and $4.7 million and $10.3 million for the three and six months ended June 30, 2025, respectively, in order to reconcile the segment results that are reported on an internal management-reporting basis into consolidated results.
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
The following table presents the earnings contributions and certain average balances of Northern Trust’s reporting segments for the three- and six-month periods ended June 30, 2026 and 2025.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 55: RESULTS OF REPORTING SEGMENTS

($ In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
THREE MONTHS ENDED JUNE 30,	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees	$757.4	$691.8	$592.1	$539.3	$—	$—	$1,349.5	$1,231.1
Foreign Exchange Trading Income (Loss)	98.9	61.0	(1.8)	(10.4)	—	—	97.1	50.6
Other Noninterest Income	89.3	70.6	35.8	34.6	450.8	0.5	575.9	105.7
Total Noninterest Income	945.6	823.4	626.1	563.5	450.8	0.5	2,022.5	1,387.4
Net Interest Income (Expense)(1)	416.1	347.2	265.3	268.3	(5.9)	(5.0)	675.5	610.5
Revenue(1)	1,361.7	1,170.6	891.4	831.8	444.9	(4.5)	2,698.0	1,997.9
Provision for Credit Losses	(2.7)	3.9	(1.6)	11.2	(1.0)	1.4	(5.3)	16.5
Noninterest Expense
Compensation and Benefits	111.7	90.9	176.3	163.6	580.0	478.0	868.0	732.5
Outside Services	31.4	43.5	13.6	17.0	201.3	186.5	246.3	247.0
Allocated Expense	875.3	741.5	348.6	306.7	(1,223.9)	(1,048.2)	—	—
Other Segment Items(2)	22.7	19.4	21.0	23.7	480.6	394.0	524.3	437.1
Total Noninterest Expense	1,041.1	895.3	559.5	511.0	38.0	10.3	1,638.6	1,416.6
Income (Loss) before Income Taxes(1)	323.3	271.4	333.5	309.6	407.9	(16.2)	1,064.7	564.8
Provision for Income Taxes(1)	72.9	58.2	83.2	75.6	116.4	9.7	272.5	143.5
Net Income (Loss)	$250.4	$213.2	$250.3	$234.0	$291.5	$(25.9)	$792.2	$421.3
Percentage of Consolidated Net Income	32%	51%	32%	56%	36%	(7)%	100%	100%
Average Assets	$123,994.6	$117,044.6	$39,431.2	$39,094.5	$150.0	$1,580.1	$163,575.8	$157,719.2
Average Loans	$5,800.6	$5,812.8	$35,767.0	$35,345.2	$—	$—	$41,567.6	$41,158.0
Average Deposits	$100,980.6	$95,506.7	$26,715.1	$25,291.0	$150.0	$1,580.1	$127,845.7	$122,377.8
(1) Financial measures stated on an FTE basis. The FTE adjustment was $7.6 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
(2) Other Segment Items include Occupancy, Equipment & Software and Other Operating Expense.

(In Millions)	ASSET SERVICING		WEALTH MANAGEMENT		OTHER		TOTAL CONSOLIDATED
SIX MONTHS ENDED JUNE 30,	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,497.9	$1,363.7	$1,193.0	$1,081.2	$—	$—	$2,690.9	$2,444.9
Foreign Exchange Trading Income (Loss)	189.9	124.9	(5.1)	(15.6)	—	—	184.8	109.3
Other Noninterest Income (Loss)	174.2	139.2	69.7	68.1	454.6	(2.2)	698.5	205.1
Total Noninterest Income (Loss)	1,862.0	1,627.8	1,257.6	1,133.7	454.6	(2.2)	3,574.2	2,759.3
Net Interest Income (Expense)(1)	817.8	670.9	524.8	518.4	(13.1)	(10.7)	1,329.5	1,178.6
Revenue(1)	2,679.8	2,298.7	1,782.4	1,652.1	441.5	(12.9)	4,903.7	3,937.9
Provision for Credit Losses	(5.0)	6.0	—	10.3	(3.3)	1.2	(8.3)	17.5
Noninterest Expense
Compensation and Employee Benefits	219.2	202.1	353.6	335.3	1,117.4	949.2	1,690.2	1,486.6
Outside Services	61.2	90.2	24.6	31.3	397.2	370.7	483.0	492.2
Allocated Expense	1,663.4	1,451.8	699.4	615.3	(2,362.8)	(2,067.1)	—	—
Other Segment Items(2)	44.4	41.7	41.0	46.2	888.0	767.5	973.4	855.4
Total Noninterest Expense	1,988.2	1,785.8	1,118.6	1,028.1	39.8	20.3	3,146.6	2,834.2
Income (Loss) before Income Taxes(1)	696.6	506.9	663.8	613.7	405.0	(34.4)	1,765.4	1,086.2
Provision for Income Taxes(1)	156.1	109.1	165.6	150.0	125.9	13.8	447.6	272.9
Net Income (Loss)	$540.5	$397.8	$498.2	$463.7	$279.1	$(48.2)	$1,317.8	$813.3
Percentage of Consolidated Net Income	41%	49%	38%	57%	21%	(6)%	100%	100%
Average Assets	$124,800.1	$113,432.9	$39,486.2	$39,121.2	$145.5	$1,457.2	$164,431.8	$154,011.3
Average Loans	$5,717.0	$5,781.2	$35,515.8	$35,336.2	$—	$—	$41,232.8	$41,117.4
Average Deposits	$101,696.8	$92,418.8	$26,593.1	$25,290.3	$145.5	$1,457.2	$128,435.4	$119,166.3
(1) Financial measures stated on an FTE basis. The FTE adjustment was $15.2 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively, and is eliminated within “Other” in order for “Total Consolidated” to reconcile with the Consolidated Statement of Income.
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
As of June 30, 2026, 5,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and 16,000 shares of Series E Non-Cumulative Perpetual Preferred Stock (Series E Preferred Stock) were outstanding.
Series D Preferred Stock. As of June 30, 2026, the Corporation had issued and outstanding 500,000 depositary shares, each representing a 1/100th ownership interest in a share of Series D Preferred Stock, issued in August 2016. Equity related to Series D Preferred Stock as of both June 30, 2026 and December 31, 2025 was $493.5 million. Shares of the Series D Preferred Stock have no par value and a liquidation preference of $100,000 (equivalent to $1,000 per depositary share).
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
Series E Preferred Stock. As of June 30, 2026, the Corporation had issued and outstanding 16 million depositary shares, each representing 1/1,000th ownership interest in a share of Series E Preferred Stock, issued in November 2019. Equity related to Series E Preferred Stock as of both June 30, 2026 and December 31, 2025 was $391.4 million. Shares of the Series E Preferred Stock have no par value and a liquidation preference of $25,000 (equivalent to $25 per depositary share).
Dividends on the Series E Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 4.70%. On April 21, 2026, the Corporation declared a cash dividend of $293.75 per share of Series E Preferred Stock payable on July 1, 2026, to stockholders of record as of June 15, 2026.
Common Stock. As of June 30, 2026, the Corporation had issued and outstanding shares of common stock of 245.2 million and 183.0 million, respectively. Shares are repurchased by the Corporation to, among other things, manage the Corporation’s capital levels. Repurchased shares are used for general purposes, including the issuance of shares under stock option and other incentive plans. On July 22, 2025, the Board of Directors approved a new repurchase program that authorized the Corporation to repurchase up to $2.5 billion of the Corporation’s common stock. This program has no expiration date. Repurchases prior to July 22, 2025 were made pursuant to the stock repurchase authorization approved by the Board of Directors in October 2021. For the three and six months ended June 30, 2026, the Corporation repurchased 2,129,047 and 4,617,195 shares of common stock, respectively, at a total cost of $350.6 million ($164.65 average price per share) and $709.5 million ($153.66 average price per share), respectively, including 4,861 and 456,475 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively. For the three and six months ended June 30, 2025, the Corporation repurchased 3,374,980 and 5,991,218 shares of common stock, respectively, at a total cost of $339.4 million ($100.57 average price per share) and $626.6 million ($104.59 average price per share), respectively, including 10,622 and 421,754 shares withheld to satisfy tax withholding obligations related to share-based compensation, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of Accumulated Other Comprehensive Income (Loss) (AOCI) at June 30, 2026 and 2025, and changes during the three and six months then ended.
TABLE 56: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30, 2026
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENTS	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2026	$(445.9)	$(4.4)	$250.5	$(436.8)	$(636.6)
Net Change	72.7	(1.7)	9.0	4.9	84.9
Balance at June 30, 2026	$(373.2)	$(6.1)	$259.5	$(431.9)	$(551.7)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.

	SIX MONTHS ENDED JUNE 30, 2026
(In Millions)	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENTS	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2025	$(401.3)	$0.9	$248.9	$(439.0)	$(590.5)
Net Change	28.1	(7.0)	10.6	7.1	38.8
Balance at June 30, 2026	$(373.2)	$(6.1)	$259.5	$(431.9)	$(551.7)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.

	THREE MONTHS ENDED JUNE 30, 2025
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENTS	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at March 31, 2025	$(527.1)	$0.1	$237.8	$(450.3)	$(739.5)
Net Change	45.9	(0.1)	(7.7)	2.2	40.3
Balance at June 30, 2025	$(481.2)	$—	$230.1	$(448.1)	$(699.2)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.

	SIX MONTHS ENDED JUNE 30, 2025
	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR SALE DEBT SECURITIES(1)	NET UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	NET FOREIGN CURRENCY ADJUSTMENTS	NET PENSION AND OTHER POSTRETIREMENT BENEFIT ADJUSTMENTS	TOTAL
Balance at December 31, 2024	$(598.1)	$0.6	$233.1	$(449.6)	$(814.0)
Net Change	116.9	(0.6)	(3.0)	1.5	114.8
Balance at June 30, 2025	$(481.2)	$—	$230.1	$(448.1)	$(699.2)
(1) Includes net unrealized gains (losses) on debt securities transferred from AFS to HTM.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 57: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,	2026			2025
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$5.4	$(3.3)	$2.1	$37.9	$(11.4)	$26.5
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	22.7	(5.7)	17.0	25.7	(6.3)	19.4
Net (Gains) Losses on Debt Securities(2)	73.9	(20.3)	53.6	—	—	—
Net Change	$102.0	$(29.3)	$72.7	$63.6	$(17.7)	$45.9
Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$6.1	$(2.1)	$4.0	$3.2	$(0.7)	$2.5
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(8.5)	2.8	(5.7)	(3.4)	0.8	(2.6)
Net Change	$(2.4)	$0.7	$(1.7)	$(0.2)	$0.1	$(0.1)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(14.6)	$—	$(14.6)	$206.0	$(4.3)	$201.7
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.5	—	0.5	0.4	—	0.4
Net Investment Hedge Gains (Losses)	30.7	(7.6)	23.1	(278.1)	68.3	(209.8)
Net Change	$16.6	$(7.6)	$9.0	$(71.7)	$64.0	$(7.7)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(0.3)	$0.1	$(0.2)	$—	$(0.1)	$(0.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	6.4	(1.5)	4.9	3.0	(0.7)	2.3
Amortization of Prior Service Cost (Credit)	0.3	(0.1)	0.2	—	—	—
Net Change	$6.4	$(1.5)	$4.9	$3.0	$(0.8)	$2.2
Total Net Change	$122.6	$(37.7)	$84.9	$(5.3)	$45.6	$40.3
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
(3) See Note 21, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit pre-tax reclassification adjustment is recorded in Compensation and Benefits expense on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited) (continued)

SIX MONTHS ENDED JUNE 30,	2026			2025
(In Millions)	PRE-TAX	TAX	AFTER TAX	PRE-TAX	TAX	AFTER TAX
Available for Sale Debt Securities
Unrealized Gains (Losses) on Available for Sale Debt Securities	$(80.9)	$19.8	$(61.1)	$109.1	$(30.3)	$78.8
Reclassification Adjustments for (Gains) Losses Included in Net Income:
Interest Income on Debt Securities(1)	47.2	(11.6)	35.6	50.5	(12.4)	38.1
Net (Gains) Losses on Debt Securities(2)	73.9	(20.3)	53.6	—	—	—
Net Change	$40.2	$(12.1)	$28.1	$159.6	$(42.7)	$116.9
Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$12.5	$(4.5)	$8.0	$13.0	$(3.1)	$9.9
Reclassification Adjustment for (Gains) Losses Included in Net Income(3)	(21.9)	6.9	(15.0)	(13.9)	3.4	(10.5)
Net Change	$(9.4)	$2.4	$(7.0)	$(0.9)	$0.3	$(0.6)
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(77.2)	$—	$(77.2)	$297.4	$(4.9)	$292.5
Long-Term Intra-Entity Foreign Currency Transaction Gains (Losses)	0.9	—	0.9	0.6	—	0.6
Net Investment Hedge Gains (Losses)	115.3	(28.4)	86.9	(392.4)	96.3	(296.1)
Net Change	$39.0	$(28.4)	$10.6	$(94.4)	$91.4	$(3.0)
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(5.7)	$2.5	$(3.2)	$(3.4)	$0.3	$(3.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income(4)
Amortization of Net Actuarial Loss	12.8	(3.1)	9.7	6.0	(1.4)	4.6
Amortization of Prior Service Cost (Credit)	0.8	(0.2)	0.6	—	—	—
Net Change	$7.9	$(0.8)	$7.1	$2.6	$(1.1)	$1.5
Total Net Change	$77.7	$(38.9)	$38.8	$66.9	$47.9	$114.8
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
(3) See Note 21, "Derivative Financial Instruments" for the location of the reclassification adjustment related to cash flow hedges.
(4) The pension and other postretirement benefit pre-tax reclassification adjustment is recorded in Compensation and Benefits expense on the consolidated statements of income.
Note 12 – Net Income Per Common Share
The computations of net income per common share are presented in the following table.
TABLE 58: NET INCOME PER COMMON SHARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
($ In Millions Except Per Common Share Information)	2026	2025	2026	2025
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	183,993,670	192,751,910	184,742,283	193,965,606
Net Income	$792.2	$421.3	$1,317.8	$813.3
Less: Dividends on Preferred Stock	4.7	4.7	20.9	20.9
Net Income Applicable to Common Stock	787.5	416.6	1,296.9	792.4
Less: Earnings Allocated to Participating Securities	5.3	3.8	9.8	7.4
Earnings Allocated to Common Shares Outstanding	782.2	412.8	1,287.1	785.0
Basic Net Income Per Common Share	$4.25	$2.14	$6.97	$4.05
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	183,993,670	192,751,910	184,742,283	193,965,606
Plus: Dilutive Effect of Share-based Compensation	896,274	622,978	967,502	776,726
Average Common and Potential Common Shares	184,889,944	193,374,888	185,709,785	194,742,332
Earnings Allocated to Common and Potential Common Shares	$782.3	$412.8	$1,287.0	$785.0
Diluted Net Income Per Common Share	4.23	2.13	6.93	4.03
Note:    For the three and six months ended June 30, 2026 and 2025 there were no common stock equivalents excluded from the computation of diluted net income per common share because their inclusion would have been antidilutive.

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
The following table presents revenues disaggregated by major revenue source.
TABLE 59: REVENUE DISAGGREGATION

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Noninterest Income
Trust, Investment and Other Servicing Fees
Custody and Fund Administration	$544.9	$498.4	$1,076.5	$983.5
Investment Management and Advisory	712.3	649.6	1,429.7	1,297.0
Securities Lending	29.6	20.3	53.2	38.2
Other	62.7	62.8	131.5	126.2
Total Trust, Investment and Other Servicing Fees	$1,349.5	$1,231.1	$2,690.9	$2,444.9
Other Noninterest Income
Foreign Exchange Trading Income	$97.1	$50.6	$184.8	$109.3
Security Commissions and Trading Income	55.6	39.6	107.7	78.7
Other Operating Income(1)	594.2	66.1	664.7	126.4
Investment Security Gains (Losses), net	(73.9)	—	(73.9)	—
Total Other Noninterest Income	$673.0	$156.3	$883.3	$314.4
Total Noninterest Income	$2,022.5	$1,387.4	$3,574.2	$2,759.3
(1) Beginning in Q1 2026, Treasury Management Fees are included within Other Operating Income. The prior period has been revised to conform to the current year presentation.

Notes to Consolidated Financial Statements (unaudited) (continued)
On the consolidated statements of income, Trust, Investment and Other Servicing Fees represents revenue from contracts with clients. For the three months ended June 30, 2026, revenue from contracts with clients also includes $53.1 million of the $55.6 million total Security Commissions and Trading Income and $19.3 million of the $594.2 million total Other Operating Income. For the six months ended June 30, 2026 revenue from contracts with clients also includes $103.6 million of the $107.7 million total Security Commissions and Trading Income and $40.1 million of the $664.7 million total Other Operating Income.
For the three months ended June 30, 2025, revenue from contracts with clients also includes $37.7 million of the $39.6 million total Security Commissions and Trading Income and $20.1 million of the $66.1 million total Other Operating Income. For the six months ended June 30, 2025, revenue from contracts with clients also includes $75.8 million of the $78.7 million total Security Commissions and Trading Income and $40.1 million of the $126.4 million total Other Operating Income.
Receivables Balances. The table below represents receivables balances from contracts with clients, which are included in Other Assets on the consolidated balance sheets, at June 30, 2026 and December 31, 2025.
TABLE 60: CLIENT RECEIVABLES

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Trust Fees Receivable, net(1)	$984.1	$956.7
Other	93.1	105.6
Total Client Receivables	$1,077.2	$1,062.3
(1) Trust Fees Receivable is net of a $6.5 million and $5.0 million fee receivable allowance as of June 30, 2026 and December 31, 2025, respectively.
Note 14 – Net Interest Income
The components of Net Interest Income were as follows.
TABLE 61: NET INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Interest Income
Federal Reserve and Other Central Bank Deposits	$328.8	$436.4	$692.3	$816.4
Interest-Bearing Due from and Deposits with Banks(1)	18.2	21.8	37.7	45.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	783.6	693.2	1,610.5	1,380.0
Securities — Taxable	517.6	462.2	1,005.1	917.2
— Nontaxable(2)	0.2	0.3	0.4	0.6
Loans	517.1	576.3	1,029.3	1,151.2
Other Interest-Earning Assets(3)	23.8	22.6	48.1	43.1
Total Interest Income	$2,189.3	$2,212.8	$4,423.4	$4,353.7
Interest Expense
Deposits	$565.0	$722.0	$1,156.9	$1,423.9
Federal Funds Purchased	19.6	24.4	40.9	48.0
Securities Sold Under Agreements to Repurchase	769.8	680.6	1,574.2	1,353.8
Other Borrowings	79.9	80.4	155.4	160.1
Senior Notes	41.2	39.0	82.3	77.8
Long-Term Debt	38.3	55.9	84.2	111.5
Total Interest Expense	$1,513.8	$1,602.3	$3,093.9	$3,175.1
Net Interest Income	$675.5	$610.5	$1,329.5	$1,178.6
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 15 – Other Operating Income
The components of Other Operating Income were as follows.
TABLE 62: OTHER OPERATING INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Loan Service Fees	$11.8	$12.5	$23.8	$26.2
Banking Service Fees	13.1	14.1	26.4	28.4
Bank Owned Life Insurance	20.1	19.6	39.6	38.9
Treasury Management Fees(1)	9.1	9.7	19.4	19.3
Other Income(2)	540.1	10.2	555.4	13.6
Total Other Operating Income	$594.2	$66.1	$664.7	$126.4
(1) Beginning in Q1 2026, Treasury Management Fees are included within Other Operating Income. The prior period has been revised to conform to the current year presentation.
(2) Other Income includes the mark-to-market loss on derivative swap activity related to previous sales of certain Visa Class B common shares and gains related to Northern Trust’s participation in the Visa Exchange Offer program, including a $525.4 million gain for the three and six months ended June 30, 2026 related to Northern Trust’s participation in the second Visa Exchange Offer. Refer to Note 20—Commitments and Contingent Liabilities for further information.

Note 16 – Other Operating Expense
The components of Other Operating Expense were as follows.
TABLE 63: OTHER OPERATING EXPENSE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
In Millions)	2026	2025	2026	2025
Business Promotion	$19.1	$22.2	$37.0	$39.1
Staff Related	12.3	7.0	22.1	11.2
FDIC Insurance Premiums	7.4	9.5	15.2	17.4
Other Expenses	53.5	52.2	107.8	107.2
Total Other Operating Expense	$92.3	$90.9	$182.0	$174.9

Notes to Consolidated Financial Statements (unaudited) (continued)
Note 17 – Pension
The following table sets forth the net periodic pension expense for Northern Trust’s U.S. Qualified Plan, U.S. Non-Qualified Plan, and the Non-U.S. Pension Plans for the three and six months ended June 30, 2026 and 2025.
TABLE 64: NET PERIODIC PENSION EXPENSE (BENEFIT)

U.S. QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Service Cost	$14.6	$13.7	$29.2	$27.4
Interest Cost	15.8	15.5	31.6	31.0
Expected Return on Plan Assets	(29.3)	(30.6)	(58.6)	(61.2)
Amortization
Net Actuarial Loss	5.0	1.9	10.0	3.8
Net Periodic Pension Expense	$6.1	$0.5	$12.2	$1.0

U.S. NON-QUALIFIED PLAN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Service Cost	$1.2	$1.2	$2.4	$2.4
Interest Cost	1.3	1.3	2.6	2.6
Amortization
Net Actuarial Loss	1.1	1.1	2.2	2.2
Net Periodic Pension Expense	$3.6	$3.6	$7.2	$7.2

NON-U.S. PENSION PLANS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Service Cost	$1.3	$1.1	$2.8	$2.1
Interest Cost	1.6	1.4	3.2	2.7
Expected Return on Plan Assets	(2.0)	(1.9)	(4.1)	(3.7)
Amortization
Net Actuarial Loss	0.3	0.2	0.6	0.3
Prior Service Cost	0.3	—	$0.8	$—
Net Periodic Pension Expense	$1.5	$0.8	$3.3	$1.4
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
There were no contributions to the U.S. Qualified Plan during the six months ended June 30, 2026. There were $125.0 million of contributions to the U.S. Qualified Plan during the six months ended June 30, 2025. There were $7.2 million and $12.9 million of contributions to the U.S. Non-Qualified Plan during the six months ended June 30, 2026 and 2025, respectively.
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
On June 30, 2026, the Corporation granted 189,720 restricted stock unit awards with a grant-date fair value of $33.1 million, which were expensed in their entirety on the date of grant as there was no requisite service period.

Notes to Consolidated Financial Statements (unaudited) (continued)
Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2026 and 2025.
TABLE 65: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Restricted Stock Unit Awards	$49.7	$16.3	$107.3	$73.8
Performance Stock Units	3.1	1.9	19.8	16.3
Total Share-Based Compensation Expense	52.8	18.2	127.1	90.1
Tax Benefits Recognized	$12.9	$4.5	$31.1	$22.1
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
Tax credit structures. Northern Trust holds tax-advantaged investments in unconsolidated entities that own and operate affordable housing and projects through the new markets tax credit program. These entities, which are limited partnerships and similar entities, are designed to generate a return primarily through the realization of tax credits and other tax benefits, such as tax deductions from operating losses of the investments. Northern Trust invests as a limited partner/investor member and lacks both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the entities. Northern Trust is not required to consolidate these entities as it does not have a controlling financial interest and thus is not the primary beneficiary.
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
Northern Trust’s investments in these unconsolidated tax credit structures and related unfunded commitments are primarily VIEs and are reported in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited) (continued)
TABLE 66: SUMMARY OF UNCONSOLIDATED TAX CREDIT STRUCTURES

(In Millions)	JUNE 30, 2026	DECEMBER 31, 2025
Investment Carrying Amount
Affordable Housing	$786.9	$834.0
New Markets	186.1	192.9
Total Investment Carrying Amount	$973.0	$1,026.9

Unfunded Commitments(1)
Affordable Housing	$323.6	$373.0
Total Unfunded Commitments	$323.6	$373.0
(1) As of June 30, 2026 and December 31, 2025, there were no unfunded commitments for New Markets.
Northern Trust accounts for qualifying tax credit structures under the proportional amortization method. Under the proportional amortization method, the carrying amount of the investment is amortized in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and income tax benefits expected to be received over the life of the investment. Income tax credits and other income tax benefits and amortization expense associated with unconsolidated tax credit structures are reported in the Provision for Income Taxes on the consolidated statements of income.
TABLE 67: INCOME TAX CREDITS AND OTHER TAX BENEFITS AND AMORTIZATION EXPENSE ASSOCIATED WITH TAX CREDIT STRUCTURES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In Millions)	2026	2025	2026	2025
Income Tax Credits and Other Income Tax Benefits
Affordable Housing	$27.7	$24.0	$55.4	$48.0
New Markets	3.7	3.9	7.4	7.5
Total Income Tax Credits and Other Income Tax Benefits	$31.4	$27.9	$62.8	$55.5

Amortization Expense
Affordable Housing	$23.6	$22.2	$47.1	$43.8
New Markets	3.4	3.6	6.8	7.1
Total Amortization Expense	$27.0	$25.8	$53.9	$50.9
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
Periodically, Northern Trust makes seed capital investments to certain funds which are VIEs. As of June 30, 2026, Northern Trust had $80.2 million of investments valued using net asset value per share and had no unfunded commitments related to seed capital investments. As of December 31, 2025, Northern Trust had $122.9 million seed capital investments valued using net asset value per share and $19.6 million unfunded commitments related to seed capital investments.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides details of Northern Trust's off-balance sheet financial instruments as of June 30, 2026 and December 31, 2025.
TABLE 68: SUMMARY OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

	JUNE 30, 2026			DECEMBER 31, 2025
(In Millions)	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL	ONE YEAR AND LESS	OVER ONE YEAR	TOTAL
Undrawn Commitments(1)	$11,198.7	$17,346.5	$28,545.2	$10,959.6	$18,154.7	$29,114.3
Standby Letters of Credit and Financial Guarantees(2)(3)	135,166.7	715.1	135,881.8	148,883.9	671.0	149,554.9
Commercial Letters of Credit	28.4	—	28.4	18.1	0.1	18.2
Securities Lent with Indemnification	194,000.1	—	194,000.1	170,738.8	—	170,738.8
Total Off-Balance Sheet Financial Instruments	$340,393.9	$18,061.6	$358,455.5	$330,600.4	$18,825.8	$349,426.2
(1) These amounts exclude $142.1 million and $175.1 million of commitments participated to others at June 30, 2026 and December 31, 2025, respectively.
(2) These amounts include $67.7 million and $68.1 million of standby letters of credit secured by cash deposits or participated to others as of June 30, 2026 and December 31, 2025, respectively.
(3) These amounts include a $134.2 billion and $147.8 billion guarantee to the FICC under the sponsored member program, without taking into consideration the related collateral, as of June 30, 2026 and December 31, 2025, respectively.
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
Securities Lent with Indemnification involves Northern Trust acting as an agent in lending securities on behalf of its clients to borrowers who are reviewed and approved by the Northern Trust Capital Markets Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral posted. Borrowers are required to fully collateralize securities which are valued on a daily basis and subject to daily collateral calls to maintain the required levels of over-collateralization. The amount of securities loaned subject to indemnification as of June 30, 2026 and December 31, 2025 was $194.0 billion and $170.7 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant, and no liability was recorded as of June 30, 2026 or December 31, 2025, related to these indemnifications.
Unsettled Repurchase and Reverse Repurchase Agreements. Northern Trust enters into repurchase agreements and reverse repurchase agreements which may settle at a future date. In repurchase agreements, Northern Trust receives cash from and provides securities as collateral to a counterparty. In reverse repurchase agreements, Northern Trust advances cash to and receives securities as collateral from a counterparty. These transactions are recorded on the consolidated balance sheets on the settlement date. As of June 30, 2026 and December 31, 2025, there were no unsettled repurchase agreements.
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
Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations as stipulated in each clearing organization’s membership agreement. Exposure related to these agreements varies, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. As of June 30, 2026 and December 31, 2025, Northern Trust has not recorded any material liabilities under these arrangements as Northern Trust believes the likelihood that a clearing or settlement exchange (of which Northern Trust is a member) would become insolvent is remote. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.
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
For a limited number of matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2026, the Corporation has estimated the range of reasonably possible loss for these matters to be from zero to approximately $10 million in the aggregate. The Corporation’s estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
Visa Class B Common Shares and Makewhole Agreement. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 restructuring of Visa U.S.A. and its affiliates and the 2008 initial public offering of Visa Inc. (Visa), received certain Visa Class B common shares. The Visa Class B common shares are subject to certain transfer restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the covered litigation), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation. Since 2018, Visa has deposited an additional $6.0 billion into an escrow account previously established with respect to the covered litigation. As a result of the additional contributions to the escrow account, the rate at which Visa Class B-3 common shares will convert into Visa Class A common shares was reduced to 1.4953 as of June 30, 2026.
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
In May 2024, Northern Trust participated in an offer to exchange outstanding shares of Visa’s Class B common stock for a newly issued series of Visa Class B-2 common shares and Visa Class C common shares (Exchange Offer).
In May 2026, Northern Trust participated in a second Exchange Offer and tendered all of its Visa Class B-2 common shares in exchange for 50% in the form of a newly issued series of Visa Class B-3 common shares and 50% in the form of Visa Class C common shares.
All outstanding Visa Class B common share series have the same transfer and convertibility restrictions as those Visa Class B common shares outstanding prior to the Exchange Offers.
Participation in the Exchange Offers required Northern Trust to enter into Makewhole Agreements whereby Northern Trust is subject to the same Visa indemnity obligations as prior to its participation in the Exchange Offers. At June 30, 2026, Northern Trust has not recorded a liability under these agreements as Northern Trust believes the likelihood that a payment under the Makewhole Agreements will have to be made is remote.
Northern Trust holds the Visa Class B-3 common shares received in the second Exchange Offer at their carryover basis of zero as of June 30, 2026. Based upon the June 30, 2026 closing price of $343.09 for a Visa Class A common share, the estimated value of Northern Trust’s Visa Class B-3 common shares was approximately $529.7 million at the current conversion rate of Visa Class B-3 to Visa Class A common shares. The estimated value does not represent fair value given the shares’ limited transferability.
Northern Trust sold 129.7 thousand Visa Class C shares in the three months ended June 30, 2026, and recorded a realized gain of $169.3 million on the sales through Other Operating Income. As of June 30, 2026, Northern Trust continues to hold 270.1 thousand Visa Class C common shares which are recorded at their fair value of $370.7 million in Other Assets on the consolidated balance sheets with changes in fair value recorded in Other Operating Income on the consolidated statement of income.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table shows the notional and fair values of all derivative financial instruments as of June 30, 2026 and December 31, 2025.
TABLE 69: NOTIONAL AND FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS

	JUNE 30, 2026			DECEMBER 31, 2025
	NOTIONAL VALUE	FAIR VALUE		NOTIONAL VALUE	FAIR VALUE
(In Millions)		ASSET(1)	LIABILITY(2)		ASSET(1)	LIABILITY(2)
Derivatives Designated as Hedging under GAAP
Interest Rate Contracts
Fair Value Hedges	$10,316.6	$—	$—	$10,897.4	$16.5	$—
Cash Flow Hedges	20,000.0	1.6	0.1	—	—	—
Foreign Exchange Contracts
Cash Flow Hedges	399.9	16.8	—	1,312.0	29.6	—
Net Investment Hedges	5,038.8	109.8	11.3	4,734.5	8.7	351.8
Total Derivatives Designated as Hedging under GAAP	$35,755.3	$128.2	$11.4	$16,943.9	$54.8	$351.8
Derivatives Not Designated as Hedging under GAAP
Non-Designated Risk Management Derivatives
Foreign Exchange Contracts	$1.5	$—	$—	$1.6	$—	$—
Other Financial Derivatives(3)	366.7	0.3	23.1	606.6	0.7	31.3
Total Non-Designated Risk Management Derivatives	$368.2	$0.3	$23.1	$608.2	$0.7	$31.3
Client-Related and Trading Derivatives
Foreign Exchange Contracts	$489,167.1	$3,168.0	$3,148.1	$392,874.0	$1,950.5	$1,896.1
Interest Rate Contracts	9,253.1	78.6	138.7	11,132.1	88.3	130.4
Total Client-Related and Trading Derivatives	$498,420.2	$3,246.6	$3,286.8	$404,006.1	$2,038.8	$2,026.5
Total Derivatives Not Designated as Hedging under GAAP	$498,788.4	$3,246.9	$3,309.9	$404,614.3	$2,039.5	$2,057.8
Total Gross Derivatives	$534,543.7	$3,375.1	$3,321.3	$421,558.2	$2,094.3	$2,409.6
Less: Netting(4)		1,830.4	2,752.4		1,779.2	1,175.7
Total Derivative Financial Instruments		$1,544.7	$568.9		$315.1	$1,233.9
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
Fair Value Hedges. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Northern Trust may enter into interest rate swaps to hedge changes in fair value of AFS debt securities and long-term subordinated debt and senior notes. Northern Trust applied the “shortcut” method of accounting, available under GAAP, which assumes there is perfect effectiveness in a hedge, for all of its fair value hedges during the three- and six- month periods ended June 30, 2026 and 2025. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings within the same income statement line item.

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
There were no material gains or losses reclassified into earnings during the three- and six- month periods ended June 30, 2026 and 2025, as a result of the discontinuance of forecasted transactions that were no longer probable of occurring. It is estimated that net losses of $3.1 million will be reclassified into Net Income within the next twelve months relating to cash flow hedges. As of June 30, 2026, 7 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated debt securities was being hedged.
The following tables provide fair value and cash flow hedge derivative gains and losses recognized in income during the three- and six- month periods ended June 30, 2026 and 2025.
TABLE 70: LOCATION AND AMOUNT OF FAIR VALUE AND CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
THREE MONTHS ENDED JUNE 30,	2026	2025	2026	2025
Total amounts on the consolidated statements of income	$2,189.3	$2,212.8	$1,513.8	$1,602.3
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	46.9	(48.0)	(23.3)	25.5
Recognized on hedged items	(46.9)	48.0	23.3	(25.5)
Amounts related to interest settlements on derivatives	(4.4)	9.2	(11.8)	(14.8)
Total gains (losses) recognized on fair value hedges	$(4.4)	$9.2	$(11.8)	$(14.8)
Gains (Losses) on cash flow hedges reclassified from AOCI to net income
Interest Rate Contracts(1)	(2.0)	—	—	—
Foreign Exchange Contracts	$10.5	$3.4	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$8.5	$3.4	$—	$—
(1)    Amounts relate to the amortization of excluded components.

(In Millions)	INTEREST INCOME		INTEREST EXPENSE
SIX MONTHS ENDED JUNE 30,	2026	2025	2026	2025
Total amounts on the consolidated statements of income	$4,423.4	$4,353.7	$3,093.9	$3,175.1
Gains (Losses) on fair value hedges recognized on
Interest Rate Contracts
Recognized on derivatives	99.7	(147.6)	(32.9)	64.7
Recognized on hedged items	(99.7)	147.6	32.9	(64.7)
Amounts related to interest settlements on derivatives	(8.1)	18.2	(23.4)	(29.4)
Total gains (losses) recognized on fair value hedges	$(8.1)	$18.2	$(23.4)	$(29.4)
Gains (Losses) on cash flow hedges reclassified from AOCI to net income
Interest Rate Contracts(1)	(2.4)	—	—	—
Foreign Exchange Contracts	$24.3	$13.9	$—	$—
Total gains (losses) reclassified from AOCI to net income on cash flow hedges	$21.9	$13.9	$—	$—
(1)    Amounts relate to the amortization of excluded components.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides the impact of fair value hedge accounting on the carrying value of the designated hedged items as of June 30, 2026 and December 31, 2025.
TABLE 71: HEDGED ITEMS IN FAIR VALUE HEDGES

	JUNE 30, 2026		DECEMBER 31, 2025
(In Millions)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(1)(3)	CARRYING VALUE OF THE HEDGED ITEMS	CUMULATIVE HEDGE ACCOUNTING BASIS ADJUSTMENT(2)(3)
Available for Sale Debt Securities(4)	$7,006.8	$(6.9)	$7,674.8	$94.1
Senior Notes and Long-Term Subordinated Debt	3,058.9	(184.3)	3,091.1	(151.4)
(1)    The cumulative hedge accounting basis adjustment includes no amounts related to discontinued hedging relationships of Available for Sale Debt Securities or Senior Notes and Long-Term Subordinated Debt as of June 30, 2026.
(2)    The cumulative hedge accounting basis adjustment includes $1.3 million related to discontinued hedging relationships of Available for Sale Debt Securities and no amounts related to discontinued hedging relationships in the cumulative hedge accounting basis adjustment of Senior Notes and Long-Term Subordinated Debt as of December 31, 2025.
(3) Positive (negative) amounts related to Available for Sale Debt Securities represent cumulative fair value hedge basis adjustments that will reduce (increase) net interest income in future periods. Positive (negative) amounts related to Senior Notes and Long-Term Subordinated Debt represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.
(4)    Carrying value represents amortized cost.
Net Investment Hedges. Certain foreign exchange contracts are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. Net investment hedge gains of $30.7 million and losses of $278.1 million were recognized in AOCI related to foreign exchange contracts for the three months ended June 30, 2026 and 2025, respectively. Net investment hedge gains of $115.3 million and losses of $392.4 million were recognized in AOCI related to foreign exchange contracts for the six months ended June 30, 2026 and 2025, respectively.
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
Changes in the fair value of derivative instruments not designated as hedges under GAAP are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the six months ended June 30, 2026 and 2025, respectively, for derivative instruments not designated as hedges under GAAP.
TABLE 72: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME FOR DERIVATIVES NOT DESIGNATED AS HEDGING UNDER GAAP

(In Millions)	DERIVATIVE GAINS (LOSSES) LOCATION RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAINS (LOSSES) RECOGNIZED IN INCOME
		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		2026	2025	2026	2025
Non-designated risk management derivatives
Other Financial Derivatives(1)	Other Operating Income	(7.0)	0.2	(4.2)	(5.4)
Gains (Losses) from non-designated risk management derivatives		$(7.0)	$0.2	$(4.2)	$(5.4)
Client-related and trading derivatives
Foreign Exchange Contracts	Foreign Exchange Trading Income	$97.1	$50.6	$184.8	$109.3
Interest Rate Contracts	Security Commissions and Trading Income	0.7	1.2	1.0	1.7
Gains from client-related and trading derivatives		$97.8	$51.8	$185.8	$111.0
Total gains from derivatives not designated as hedging under GAAP		$90.8	$52.0	$181.6	$105.6
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
The following table provides information regarding repurchase agreements that are accounted for as secured borrowings as of June 30, 2026 and December 31, 2025.
TABLE 73: REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS

	REMAINING CONTRACTUAL MATURITY OF THE AGREEMENTS
	JUNE 30, 2026	DECEMBER 31, 2025
(In Millions)	OVERNIGHT AND CONTINUOUS
U.S. Treasury and Agency Securities	$92,684.6	$90,307.8
Total Borrowings	92,684.6	90,307.8
Note 23 – Offsetting of Assets and Liabilities
The following table provides information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of June 30, 2026 and December 31, 2025.
TABLE 74: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

	JUNE 30, 2026
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,402.2	$1,768.9	$633.3	$89.7	$543.6
Interest Rate Swaps OTC	74.2	61.2	13.0	—	13.0
Other Financial Derivatives	0.3	0.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,476.7	1,830.4	646.3	89.7	556.6
Total Derivatives Not Subject to a Master Netting Arrangement	898.4	—	898.4	—	898.4
Total Derivatives	3,375.1	1,830.4	1,544.7	89.7	1,455.0
Securities Purchased under Agreements to Resell(2)	$92,935.5	$92,509.0	$426.5	$426.5	$—

	DECEMBER 31, 2025
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Assets(1)
Foreign Exchange Contracts OTC	$1,707.2	$1,696.1	$11.1	$2.7	$8.4
Interest Rate Swaps OTC	83.4	82.4	1.0	—	1.0
Other Financial Derivative	0.7	0.7	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,791.3	1,779.2	12.1	2.7	9.4
Total Derivatives Not Subject to a Master Netting Arrangement	303.0	—	303.0	—	303.0
Total Derivatives	2,094.3	1,779.2	315.1	2.7	312.4
Securities Purchased under Agreements to Resell(2)	$92,669.7	$90,015.6	$2,654.1	$2,654.1	$—
(1)Derivative assets are reported in Other Assets on the consolidated balance sheets.
(2)Offsetting of Securities Purchased under Agreements to Resell primarily relates to our involvement in the FICC.
(3)Including cash collateral received from counterparties.
(4)Including financial assets accepted as collateral which are received from counterparties.
(5)Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of June 30, 2026 and December 31, 2025.
TABLE 75: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	JUNE 30, 2026
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,859.2	$2,729.3	$129.9	$—	$129.9
Interest Rate Swaps OTC	2.0	—	2.0	—	2.0
Other Financial Derivatives	23.1	23.1	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	2,884.3	2,752.4	131.9	—	131.9
Total Derivatives Not Subject to a Master Netting Arrangement	437.0	—	437.0	—	437.0
Total Derivatives	3,321.3	2,752.4	568.9	—	568.9
Securities Sold under Agreements to Repurchase(2)	$92,684.6	$92,509.0	$175.6	$175.6	$—

	DECEMBER 31, 2025
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET IN THE BALANCE SHEET(3)	NET AMOUNTS PRESENTED IN THE BALANCE SHEET	GROSS AMOUNTS NOT OFFSET IN THE BALANCE SHEET(4)	NET AMOUNT(5)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$1,334.8	$1,139.4	$195.4	$—	$195.4
Interest Rate Swaps OTC	5.0	5.0	—	—	—
Other Financial Derivatives	31.3	31.3	—	—	—
Total Derivatives Subject to a Master Netting Arrangement	1,371.1	1,175.7	195.4	—	195.4
Total Derivatives Not Subject to a Master Netting Arrangement	1,038.5	—	1,038.5	—	1,038.5
Total Derivatives	2,409.6	1,175.7	1,233.9	—	1,233.9
Securities Sold under Agreements to Repurchase(2)	$90,307.8	$90,015.6	$292.2	$292.2	$—
(1)Derivative liabilities are reported in Other Liabilities on the consolidated balance sheets.
(2)Offsetting of Securities Sold under Agreements to Repurchase primarily relates to our involvement in the FICC.
(3)Including cash collateral deposited with counterparties.
(4)Including financial assets accepted as collateral which are deposited with counterparties.
(5)Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of June 30, 2026 and December 31, 2025.
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
Additional cash collateral received from and deposited with derivative counterparties totaling $73.3 million and $423.9 million, respectively, as of June 30, 2026, and $420.8 million and $144.1 million, respectively, as of December 31, 2025, was not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties.
Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $248.8 million and $306.7 million at June 30, 2026 and December 31, 2025. Cash collateral amounts deposited with derivative counterparties on those dates included $246.6 million and $299.1 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2026 and December 31, 2025, of $2.2 million and $7.6 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.
Item 4. Controls and Procedures
As of June 30, 2026, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of June 30, 2026, the Corporation’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2026.
TABLE 76: REPURCHASES OF COMMON STOCK

(Dollars in millions except per share amounts; shares in thousands)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN	MAXIMUM APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PUBLICLY ANNOUNCED PLAN
PERIOD:
April 1 - 30, 2026	481	$158.48	481	$1,560
May 1 - 31, 2026	1,036	164.37	1,036	1,389
June 1 - 30, 2026	607	169.97	607	1,286
Total (Second Quarter)	2,124	$164.64	2,124	$1,286
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of June 2026 Stock Unit Award Terms and Conditions

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 30, 2026	By:	/s/ David W. Fox, Jr.
David W. Fox, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2026	By:	/s/ John P. Landers
John P. Landers Executive Vice President and Controller (Principal Accounting Officer)